Form 10-Q
period 1999-06-30
FARMERS & MERCHANTS BANCORP
filed 1999-08-13
CIK 1085913

                                   FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

For Quarter Ended June 30, 1999                 Commission File Number:_________

                          FARMERS & MERCHANTS BANCORP
            (Exact name of registrant as specified in its charter)

                Delaware                                  94-3327828
      (State or other jurisdiction                     (I.R.S.  Employer
      of incorporation or organization)               Identification No.)

   121 W. Pine Street, Lodi, California                     95240
   (Address of principal Executive offices)               (Zip Code)

Registrant's telephone number, including area code (209) 334-1101

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes       [X]      No    [ ]

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 661,749 as of July 30, 1999.

This Form 10-Q contains 27 pages.

                          FARMERS & MERCHANTS BANCORP


                                   FORM 10-Q
                               TABLE OF CONTENTS

                           _________________________

PART I. - FINANCIAL INFORMATION                                           Page
          ---------------------                                           ----
      Item 1 - Financial Statements

               Consolidated Balance Sheets as of June 30, 1999
               December 31, 1998 and June 30, 1998.                          3

               Consolidated Statements of Income for the Three Months
               and Six Months Ended June 30, 1999 and 1998.                  4

               Consolidated Statements of Comprehensive Income for the
               Three Months and Six Months Ended June 30, 1999 and 1998.     5

               Statement of Changes in Shareholders' Equity as of
               December 31, 1998 and June 30, 1999                           6

               Consolidated Statement of Cash Flows for the Six
               Months Ended June 30, 1999 and 1998.                          7

               Notes to Consolidated Financial Statements                    8

      Item 2 - Management's Discussion and Analysis                          9


PART II. - OTHER INFORMATION                                                22
           -----------------

SIGNATURES                                                                  27
----------

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                              June 30,      December 31,      June 30,
                                                                              1999            1998            1998
Assets                                                                     (Unaudited)                     (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due From                                                        $    28,099    $     27,572     $    24,333
  Federal Funds Sold                                                                 -          12,140             800
----------------------------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                                             28,099          39,712          25,133

Investment Securities:
  Available-for Sale                                                           297,678         312,305         245,712
  Held-to-Maturity                                                              53,612          60,152          84,733
----------------------------------------------------------------------------------------------------------------------
    Total Investment Securities                                                351,290         372,457         330,445
----------------------------------------------------------------------------------------------------------------------

Loans                                                                          368,891         329,471         297,226
  Less: Unearned Income                                                           (431)           (293)           (345)
  Less: Reverse for Loan Losses                                                 (8,976)         (8,589)         (7,998)
----------------------------------------------------------------------------------------------------------------------
    Loans, Net                                                                 359,484         320,589         288,883
----------------------------------------------------------------------------------------------------------------------
Land, Buildings & Equipment                                                     11,839          11,714          11,613
Interest Receivable and Other Assets                                            14,007          14,327          15,261
----------------------------------------------------------------------------------------------------------------------
    Total Assets                                                           $   764,719    $    758,799     $   671,335
======================================================================================================================

Liabilities & Shareholders' Equity
Deposits:
  Demand                                                                   $   141,667    $    156,586     $   121,269
  Interest Bearing Transaction                                                  60,791          75,575          51,218
  Savings                                                                      181,934         166,495         173,902
  Time Deposits Over $100,000                                                   74,288          62,371          61,729
  Time Deposits Under $100,000                                                 168,938         166,360         151,962
----------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                             627,618         627,387         560,080
----------------------------------------------------------------------------------------------------------------------

Fed Funds Purchased/Borrowings                                                  49,579          43,093          28,000
Other Liabilities                                                                7,787           8,914           5,190
----------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                          684,984         679,394         593,270
----------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
  Preferred Stock:  No Par, 1,000,000 Shares Authorized,
    None Issued or Outstanding                                                       -               -               -
  Common Stock:  Par Value $0.01, 2,000,000 Shares Authorized,
    661,749, 663,295, 664,815 Issued and Outstanding at June 30, 1999,
    December 31, 1998 and June 30, 1998, Respectively                                7               6               7
  Additional Paid In Capital                                                    48,143          43,576          43,803
  Retained Earnings                                                             33,598          34,991          33,247
  Accumulated Other Comprehensive Income (Loss)                                 (2,013)            832           1,008
----------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                  79,735          79,405          78,065
----------------------------------------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                               $   764,719    $    758,799     $   671,335
======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                                             Three Months               Six Months
                                                                            Ended June 30,             Ended June 30,
(In Thousands)                                                             1999        1998         1999         1998
                                                                        -----------------------------------------------
Interest Income:
  Interest & Fees on Loans                                              $   8,402   $   7,610     $  15,822   $  14,425
  Federal Funds Sold                                                          251         182           488         394
  Securities:
    Investments Available-for-Sale:
      Taxable                                                               4,171       3,828         8,384       7,801
      Non-taxable                                                             238          94           471          95
    Investments Held-to-Maturity:
      Taxable                                                                 138         440           268       1,006
      Non-taxable                                                             606         784         1,238       1,542
-----------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                                13,804      12,938        26,672      25,262
-----------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest Bearing Transaction                                                177         186           347         375
  Savings                                                                   1,029         981         2,036       1,992
  Time Deposits Over $100,000                                                 767         764         1,515       1,583
  Time Deposits Under $100,000                                              2,017       1,939         4,068       3,825
  Interest on Borrowed Funds                                                  574         358         1,147         594
-----------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                                4,564       4,229         9,113       8,370
-----------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                         9,240       8,709        17,559      16,893
Provision for Loan Losses                                                     600         300           900         600
-----------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                         8,640       8,409        16,659      16,293
-----------------------------------------------------------------------------------------------------------------------

Non-Interest Income
  Service Charges on Deposit Accounts                                         998         898         1,953       1,722
  Net Gain on Sale of Investment Securities                                    52         131           142         234
  Other                                                                       429         426           931         909
-----------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                             1,479       1,455         3,026       2,864
-----------------------------------------------------------------------------------------------------------------------

Non-Interest Expense
  Salaries & Employee Benefits                                              3,836       3,664         7,422       7,033
  Occupancy                                                                   954         946         1,867       1,937
  Other Operating                                                           1,795       1,881         3,336       3,624
-----------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expense                                            6,584       6,491        12,625      12,594
-----------------------------------------------------------------------------------------------------------------------

Income Before Taxes                                                         3,535       3,373         7,060       6,563
Provision for Income Taxes                                                  1,222       1,155         2,435       2,270
-----------------------------------------------------------------------------------------------------------------------
    Net Income                                                          $   2,313   $   2,217     $   4,626   $   4,293
=======================================================================================================================

Earning Per Share

    Basic Earnings Per Common Share                                     $    3.49   $    3.34     $    6.98   $    6.46
=======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income  (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                Three Months Ended       Six Months Ended
                                                                             June 30,    June 30,    June 30,    June 30,
                                                                               1999        1998        1999        1998
----------------------------------------------------------------------------------------------------------------------------
      Net Income                                                             $  2,313    $  2,217    $  4,626    $  4,293

      Other Comprehensive Income -
          Unrealized Gain (Loss) on Securities:                                (2,520)          7      (2,845)         62

----------------------------------------------------------------------------------------------------------------------------
                Total Other Comprehensive Income                               (2,520)          7      (2,845)         62
----------------------------------------------------------------------------------------------------------------------------

      Comprehensive Income                                                   $   (207)   $  2,224    $  1,781    $  4,355
============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
                                                                                                   Accumulated
                                                                    Additional                        Other            Total
                                                        Common        Paid-In       Retained      Comprehensive    Shareholders'
                                                        Stock         Capital       Earnings         Income            Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                              $    6      $   43,576      $ 34,991        $    832          $ 79,405
================================================================================================================================
Net Income                                                   -               -         4,626               -             4,626
Cash Dividends Declared on                                                                                                   -
   Common Stock                                              -               -        (1,125)              -            (1,125)
5% Stock Dividend                                            1           4,822        (4,823)              -                 -
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                          -               -           (71)              -               (71)
Redemption of Stock                                          -            (255)            -               -              (255)
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                             -               -             -          (2,845)           (2,845)
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                                  $    7      $   48,143      $ 33,598        $ (2,013)         $ 79,735
================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statement of Cash Flows (Unaudited)                                            For Six Months Ending
-----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                              June 30,     June 30,
                                                                                              1999         1998
-----------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                                                                 $   4,626    $  4,293
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Provision for Possible Loan Losses                                                           900         600
     Depreciation and Amortization                                                                875         808
     Provision for Deferred Income Taxes                                                         (270)        (51)
     Accretion of Investment Security Discounts                                                   475        (201)
     Net (Gain) Loss on Sale of Investment Securities                                            (142)       (274)
 Net Change in Operating Assets & Liabilities:
      Decrease in Trading Account Assets                                                            -          40
     (Increase) Decrease in Interest Receivable and Other Assets                                2,581       1,965
     (Decrease) in Interest Payable and Other Liabilities                                      (1,127)     (5,334)
-----------------------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                                             7,918       1,846

Investing Activities:
  Trading Securities:
    Purchased                                                                                 (15,490)    (20,013)
    Sold or Matured                                                                            15,478      20,099
  Securities Available-for-Sale:
    Purchased                                                                                (107,679)    (42,158)
    Sold or Matured                                                                           117,170      44,023
  Securities Held-to-Maturity:
    Purchased                                                                                  (1,142)     (3,437)
    Matured                                                                                     7,661      17,707
  Net Loans Originated or Acquired                                                            (40,123)    (25,414)
  Principal Collected on Loans Charged Off                                                        328         348
  Net Additions to Premises and Equipment                                                      (1,000)       (812)
-----------------------------------------------------------------------------------------------------------------
          Net Cash Provided (Used) by Investing Activities                                    (24,797)     (9,657)

Financing Activities:
  Net (Decrease) in Demand, Interest-Bearing Transaction,
          and Savings Accounts                                                                (14,263)    (22,748)
  Increase (Decrease) in Time Deposits                                                         14,494         794
  Federal Funds Purchased/Borrowings                                                            6,486      28,000
  Cash Dividends                                                                               (1,196)     (1,112)
  Stock Redemption                                                                               (255)          0
-----------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                                                5,266       4,934

Increase (Decrease) in Cash and Cash Equivalents                                              (11,613)     (2,877)

Cash and Cash Equivalents at Beginning of Year                                                 39,712      28,010
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of June 30, 1999 and June 30, 1998                             $  28,099    $ 25,133
=================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements
The foregoing financial statements are unaudited, however, in the opinion of Management, all adjustments (comprised only of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the Corporations significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 1998.

2.  Reclassifications
Certain reclassifications have been made in the 1998 financial information to conform to the presentation used in 1999.

3.  Interim Statements
The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 1999, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

4.  Earnings per Share
The actual number of shares outstanding at June 30, 1999, were 661,749. Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding during the period which were 663,035 and 664,815 for the three months ending June 30, 1999 and 1998, respectively. For the six-month periods ending June 30, 1999 and 1998, the weighted average number of shares were 663,164 and 664,815. All 1999 per share information in the financial statements and in Management's Discussion and Analysis has been restated to give retroactive effect to the 5% stock dividend declared May 1, 1999.

5.  Holding Company Formation
The accompanying financial statements include the accounts of Farmers & Merchants Bancorp and the Bancorp's wholly owned subsidiary, Farmers & Merchants Bank. Farmers & Merchants Bancorp was organized effective April 30, 1999. Significant intercompany transactions have been eliminated in consolidation.

ITEM 2.

Management's Discussion and Analysis

Forward-Looking Statements
This report contains various forward-looking statements, usually containing the words "estimate," "project," "expect," "objective," "goal," or similar expressions and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe-harbor" provisions of the private Securities Litigation Reform Act of 1995, the company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state Banking regulations;
(v) the year 2000, and; (vi) other external developments which could materially impact the Company's operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Introduction
The following discussion and analysis is intended to provide a better understanding of the Company's performance during the first six month of 1999 and the material changes in financial condition, operating income and expense of the Company and its subsidiaries as shown in the accompanying financial statements. This section should be read in conjunction with the consolidated financial statements and the notes thereto, along with other financial information included in this report. Per share amounts have been restated for the 5% stock dividend declared during 1999.

Overview
As of June 30, 1999, Farmers & Merchants Bancorp reported net income of $4,626,000, earnings per share of $6.98, return on average assets of 1.23 and return on average equity of 11.26%. For the six months ending June 30, 1998, net income totaled $4,293,000, earnings per share was $6.46, return on average assets was 1.28%, and the return on average shareholders' equity totaled 11.02%.

The Company's improved financial performance in 1999 was due to a combination of increased revenue generated from its core business, which include improved growth rates in both loans outstanding and deposit balances along with effective capital management strategies.

The following is a summary of the financial accomplishments achieved during the six-month period ending June 30, 1999:

[ ] Net interest income increased 3.9% to $17.6 million from $16.9 million reported at June 30, 1998.

[ ] The provision for loan losses increased to $900,000 from $600,000 at June 30, 1998.

[ ] Non-interest income increased 5.7% to $3.0 million during the first six months of 1999, up from the $2.9 million reported for the first six months of 1998.

[ ] Non-interest expense was limited to an increase of 0.2% and totaled $12.6 million during the first six months of 1999.

[ ]  Total assets increased 13.9% to $764,719,000.

[ ]  Total loans increased 24.1% to $368,891,000.

[ ] Total investment securities increased to $351,290,000 from $330,445,000 at June 30, 1998.

[ ]  Total Shareholders' Equity increased $1,670,000 to $79,735,000.

Net Interest Income
Net interest income is the amount by which the interest and fees on loans and interest earned on earning assets exceeds the interest paid on interest bearing sources of funds. For the purpose of analysis, the interest earned on tax-exempt investments and municipal loans is adjusted to an amount comparable to interest subject to normal income taxes. This adjustment is referred to as "taxable equivalent" and is noted wherever applicable. Interest income and expense are affected by changes in the volume and mix of average interest earning assets and average interest bearing liabilities, as well as fluctuations in interest rates. Therefore, increases or decreases in net interest income are analyzed as changes in volume, changes in rate and changes in the mix of assets and liabilities.

Net interest income grew 3.9% to $17.6 million during the first six months of 1999, compared to $16.9 million at June 30, 1998. On a fully taxable equivalent basis, net interest income increased 3.9% and totaled $18.4 million at June 30, 1999, compared to $17.8 million for the first six months of 1998. Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin, which represents the average net effective yield on earning assets. For June 30, 1999, the net interest margin was 5.20% compared to 5.66% at June 30, 1998.

The predominant reasons for the growth in net interest income during 1999 was the increase in average earning assets as well as the change in the mix of asset totals and deposit balances. During the first six months of 1999, average earning assets increased $82.3 million while average interest bearing liabilities increased $57.9 million.

Loans, the Company's highest earning asset, increased $71.7 million as of June 30, 1999 compared to June 30, 1998. On an average balance basis, loans have increased by $58.9 million during the year. The yield on the loan portfolio declined 100 basis points to 9.6% at June 30, 1999 compared to 10.6% at June 30, 1998. The decline in yield was offset by the growth in balances, which had a positive effect on interest revenue in the amount of $1.4 million for the first six months of 1999.

The investment portfolio represents the largest component of the Company's earning assets. The Company's investment policy is conservative. The Company primarily invests in mortgage-backed securities, U.S. Treasuries, U.S. Government Agencies, and high-grade municipals. Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is substantially less than that of loans.

Average investment securities increased $17.4 million during the first six months of 1999. Although there was an increase in the average balance of investment securities, interest income remained relatively unchanged and totaled $11.3 million at June 30, 1999. The average yield, on a taxable equivalent basis, in the investment portfolio was 6.28% in 1999 compared to 6.63% in 1998. Securities that matured during 1998 were replaced with securities with yields at the lower prevailing rates. Net interest income on the Average Balance Sheet is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Interest expense increased as a result of an increase in average deposits, which grew 8.1%. The growth in interest expense was limited to 2.5% due to large growth in non-interest bearing accounts as well as growth in interest bearing transaction and savings accounts. Average interest cost on interest-bearing deposits was 3.3% at June 30, 1999, with interest expense totaling $7.9 million. At June 30, 1998, interest expense was $7.8 million and the average interest cost on interest-bearing deposits was 3.5%.

The Company's earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix.

Provision and Reserve for Loan Losses
As a financial institution that assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. The provision for loan losses creates a reserve to absorb potential future losses. The reserve for loan losses is maintained at a level considered by management to be adequate to provide for risks inherent in the loan portfolio. In determining the adequacy of the reserve for possible loan losses, management takes into consideration examinations of Company supervisory authorities, results of internal credit reviews, financial condition of borrowers, loan concentrations, prior loan loss experience, and general economic conditions. The reserve is based on estimates and ultimate future losses may vary from the current estimates.

Management reviews these estimates periodically and, when adjustments are necessary, they are reported in the period in which they become known.

The Company's written lending policies, along with applicable laws and regulations governing the extension of credit, require risk analysis as well as ongoing portfolio and credit management through loan product diversification, lending limits, ongoing credit reviews and approval policies prior to funding of any loan. The Company manages and controls credit risk through diversification, dollar limits on loans to one borrower by primarily restricting loans made to its principal market area. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight. Fixed rate real estate loans are comprised primarily of loans with maturities of less than five years. Long-term residential loans are originated by the Company and sold in the secondary market.

The provision as of June 30, 1999 equaled $900 thousand, an increase of $300 thousand from June 30, 1998. The increase in the provision was the result of management's evaluation of the credit quality of the loan portfolio, the prevailing economic climate, and its effect on borrowers' ability to repay loans in accordance with the terms of the notes and current loan losses. After reviewing all factors, management concluded that an increase in the provision for loan losses was appropriate.

As of June 30, 1999, the reserve for loan losses was $8.9 million, which represents 2.4% of the total loan balances. For the period ended June 30, 1998 the reserve balance was $8.0 million and 2.7% of total loans.



Reserve for Loan Losses
-----------------------
Balance, January 1, 1998                                           7,188
Provision Charged to Expense                                         600
Recoveries of Loans Previously Charged Off                           348
Loans Charged Off                                                   (139)
------------------------------------------------------------------------
Balance, June 30, 1998                                            $7,997
------------------------------------------------------------------------

Balance, January 1, 1999                                           8,589
Provision Charged to Expense                                         900
Recoveries of Loans Previously Charged Off                           328
Loans Charged Off                                                   (841)
------------------------------------------------------------------------
Balance, June 30, 1999                                            $8,976
------------------------------------------------------------------------

Non-Interest Income
Non-interest income increased 5.7% for the six months ending June 30, 1999, compared to the same period of 1998. This increase was due to increases in service charges on deposit accounts.

Non-Interest Expense
Salaries and Employee Benefits increased $390 thousand or 5.5% from the prior year due to merit increases and additional staffing requirements. Offsetting this increase was a decrease in occupancy and other operating expense of $358 thousand or 6.4%. The net effect was no material change in non-interest expense compared to the prior year.

Income Taxes
The provision for income taxes increased 7.3% to $2.4 million for the first six months of 1999 as a result of improved earnings. At June 30, 1998, the provision totaled $2.3 million.

Balance Sheet Analysis

Investment Securities
The Financial Accounting Standards Board statement, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investments as held-to-maturity, trading or available- for-sale. Securities are classified as held-to-maturity and accounted for at amortized cost when the Company has the positive intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of June 30, there were no securities in the trading portfolio. Securities the Company does not intend to hold to maturity are classified as available-for-sale. This portion of the investment portfolio provides the Company with liquidity that may be required to meet the needs of Company borrowers and satisfy depositor's withdrawals.

The investment portfolio provides the Company with an income alternative to loans. As of June 30, 1999 the investment portfolio represented 46% of the Company's total assets. Total investment securities increased $20.8 million from a year ago and now total $351.3 million. Not included in the investment portfolio are overnight investments in Federal Funds Sold. At June 30, 1999, average Federal Funds Sold was $0.0 compared to $800 thousand at June 30, 1998.

Loans
The Company's loan portfolio for the six months ending June 30, 1999 increased $71.7 million compared to a year ago. The increase is the result of an aggressive calling program implemented during 1998 and an improved economic climate in the Company's market area. Additionally, on an average balance basis loans have increased $58.9 million or 21.4%. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated. (Dollar amounts in thousands)

Loan Portfolio As Of:
--------------------
                                                  June 30, 1999   June 30, 1998
--------------------------------------------------------------------------------
Real Estate Construction                           $   36,338      $  25,160
Other Real Estate                                     196,255        158,784
Commercial                                            116,795         97,642
Consumer                                               19,503         15,640
--------------------------------------------------------------------------------
  Gross Loans                                         368,891        297,226
Less:
  Unearned Income                                         431            345
  Reserve for Loan Losses                               8,976          7,998
--------------------------------------------------------------------------------
  Net Loans                                        $  359,484      $ 288,883
================================================================================

Non-Performing Assets
The Company's policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless it is both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Thereafter, interest is recognized as income only as it is collected in cash.

As a result of events beyond the Company's control, problem loans can and do occur. As of June 30, 1999, non-performing loans were $2.8 million compared to $5.6 million at June 30, 1998. Reducing problem loans continues to be a significant Company objective. The Company reported $440 thousand in foreclosed loans as other real estate at June 30, 1999, compared to the $1.2 million as of June 30, 1998. Accrued interest reversed from income on loans placed on a non-accrual status totaled $268 thousand at June 30, 1999.

Non-Performing Assets
---------------------
                                 June 30, 1999 December 31, 1998  June 30, 1998
--------------------------------------------------------------------------------
Nonperforming Loans               $  2,812      $  4,624           $  5,619
OREO                                   440           636              1,170
================================================================================
Total                             $  3,252      $  5,260           $  6,789
================================================================================
% of Total Loans                       0.9%          1.6%               2.3%
% of Reserve for Loan Loss            36.2%         61.2%              84.9%

Deposits
At June 30, 1999, deposits totaled $627.6 million. This represents an increase of 12.1% or $67.5 million from June 30, 1998. The majority of the increase was focused in demand and time deposits under $100,000, which increased $20.4 million and $16.9 million, respectively. The change in the mix of deposits occurs as interest rates change. The expectations our customers have of future interest rates, dictates their maturity and account selections. As rates declined during 1999, some customers locked in rates in anticipation of further declines while other customers placed their funds in demand accounts because they anticipated rates would rise and were unwilling to commit their deposits to long term investments at the current rates.

The most volatile deposits in any financial institution are certificates of deposit over $100,000. The Company has not found its certificates of deposit over $100,000 to be as volatile as some other financial institutions as it does not solicit these types of deposits from brokers nor does it offer interest rate premiums. It has been the Company's experience that large depositors have placed their funds with the Company due to its strong reputation for safety, security and liquidity.

Capital
Much attention has been directed at the capital adequacy of the financial institution industry. The Company relies on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $79.7 million at June 30, 1999 and $78.1 million at June 30, 1998, which represents an increase of $1.7 million or 2.1%.

The Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation have adopted risk-based capital guidelines. The guidelines are designed to make capital requirements more sensitive to differences in risk related assets among Banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of Bank capital uniform. Company assets and off-balance sheet items are categorized by risk. The results of these regulations are that assets with a higher degree of risk require a larger amount of capital; assets, such as cash, with a low degree of risk have little or no capital requirements. Under the guidelines the Company is currently required to maintain regulatory risk based capital equal to at least 8.0%. As of June 30, 1999, the Company meets all capital adequacy requirements to which it is subject. The following table illustrates the relationship between regulatory capital requirements and the Company's capital position.

                                                                  Regulatory
                                                               Capital Adequacy
(in thousands)                            Company Capital        Requirements
June 30, 1999                             Amount     Ratio     Amount     Ratio
--------------------------------------------------------------------------------
Total Capital to Risk Weighted Assets    $87,126  20.10%      $34,678     8.0%
Tier I Capital to Risk Weighted Assets   $81,664  18.84%      $17,339     4.0%

Liquidity
Liquidity is the Company's ability to maintain a cash flow adequate to fund operations, handle fluctuations in deposit levels, respond to the credit needs of borrowers, and to take advantage of investment opportunities as they arise. The principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity or sale of investments, and growth in deposits. The Company maintains overnight investments in Federal Funds as a cushion for temporary liquidity needs. For the first six months of 1999, Federal Funds averaged $20.1 million. In addition, the Company maintains Federal Fund credit lines of $136 million with major correspondent Banks subject to the customary terms and conditions for such arrangements.

Asset / Liability Management - Interest Rate Risk
The mismatch between maturities of interest sensitive assets and liabilities results in uncertainty in the Company's earnings and economic value and is referred to as interest rate risk. Farmers & Merchants Bancorp's primary objective in managing interest rate risk is to minimize the potential for significant loss as a result of changes in interest rates.

The Company measures interest rate risk in terms of potential impact on both its economic value and earnings. The methods for governing the amount of interest rate risk include: analysis of asset and liability mismatches (GAP analysis), the utilization of a simulation model and limits on maturities of investment, loan and deposit products to relatively short periods which reduces the market volatility of those instruments.

The gap analysis measures, at specific time intervals, the divergences between earning assets and interest bearing liabilities for which repricing opportunities will occur. A positive difference, or gap, indicates that earning assets will reprice faster than interest bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest bearing liabilities.

The Company also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company's net interest income is measured over a rolling one-year horizon. The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. The following reflects the Company's net interest income sensitivity over a one-year horizon as of June 30, 1999.

                                                    Estimated Net
               Simulated                           Interest Income
             Rate Changes                             Sensitivity
       -----------------------------------------------------------
            +200 Basis Points                            +3.86
            -200 Basis Points                            -5.41

The table indicates that net interest income would increase by approximately 3.86% over a 12-month period if there were an immediate sustained parallel upward shift in interest rates. Net interest income would decrease approximately 5.41% over a 12-month period if there were an immediate sustained parallel 200 basis point downward shift in interest rates.

The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company's net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cashflows, and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Year 2000 Compliance
The Company has initiated a Company-wide program (Y2K) to prepare its computer systems, applications and infrastructure for properly processing the dates after December 31, 1999. Based on the Federal Financial Institutions Examination Council guidelines, the Company's Y2K program consists of the following phases:

1. Awareness Phase - A strategic approach was developed to address the Year 2000 problem.

2. Assessment Phase - Detailed plans and target dates were developed.

3. Renovation Phase - This phase includes code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes.

4 Validation Phase - This phase includes testing and conversion of system applications.

5. Implementation Phase - This phase includes certification of Y2K compliance and employee training and acceptance.

Phases one through five have been completed. All mission critical issues and systems have been implemented. Monitoring of all systems to ensure continued compliance will be an on-going process. A few non-mission critical personal computer software applications are currently being evaluated as to year 2000 compliance. The non-mission critical personal computer applications are scheduled to be completed by November 1999.

In addition, an assessment of the Y2K readiness of external entities with which the Company conducts its operations is ongoing. The Company is continuing to communicate with all of its significant obligors, counterparties, other credit clients and vendors to determine the likely extent to which the Company may be affected by third parties' Y2K plans and target dates. In this regard, the Company is developing contingency plans in the event that external parties fail to achieve their Y2K plans and target dates.

The Company estimates the total cost of the Y2K project to be approximately $1,571,000, of which $1,203,000 has been incurred through 1998 and the remaining $368,000 was incurred during the first quarter of 1999. No further significant costs are anticipated. The costs of the Y2K program and the date on which the Company plans to be Y2K compliant are based on management's best current estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party vendors and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from those plans.

Average Balance Sheets

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the six-month periods ending June 30, 1999 and 1998. The average yields on earning assets and average rates paid on interest-bearing liabilities have been computed on an annualized basis for purposes of comparability with full year data. Average balance amounts for assets and liabilities are the computed average of daily balances.

FARMERS & MERCHANTS BANCORP
Year-to-Date Average Balances and Interest Rates

(Rates on a Taxable Equivalent Basis)
(In Thousands)                                                                 Six Months Ended June 30,
                                                                                           1999
Assets                                                                      Balance      Interest       Rate
---------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                          $ 20,148     $    488        4.89%
Investment Securities:
  U.S. Treasury                                                               22,717          613        5.44%
  U.S. Agencies                                                               12,414          372        6.04%
  Municipals                                                                  77,199        2,802        7.32%
  Mortgage Backed Securities                                                 243,557        7,300        6.04%
  Other                                                                        5,288          164        6.23%
---------------------------------------------------------------------------------------------------------------
    Total Investment Securities                                              361,175       11,251        6.28%
---------------------------------------------------------------------------------------------------------------
Loans:
  Real Estate                                                                212,462       10,195        9.68%
  Commercial                                                                 103,706        4,732        9.20%
  Installment                                                                 14,615          704        9.71%
  Credit Card                                                                  2,846          183       12.96%
  Municipal                                                                      225            8        6.82%
---------------------------------------------------------------------------------------------------------------
    Total Loans                                                              333,854       15,822        9.56%
---------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                     715,177     $ 27,561        7.77%
                                                                                         ======================
Reserve for Loan Losses                                                       (8,685)
Cash and Due From Banks                                                       22,993
All Other Assets                                                              25,205
------------------------------------------------------------------------------------
    Total Assets                                                            $754,690
====================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
  Interest Bearing Transaction                                              $ 60,502     $    347        1.16%
  Savings                                                                    184,466        2,036        2.23%
  Time Deposits Over $100,000                                                 65,175        1,515        4.69%
  Time Deposits Under $100,000                                               172,907        4,068        4.74%
---------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                          483,051        7,966        3.33%
Other Borrowed Funds                                                          42,766        1,147        5.41%
---------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                       525,816     $  9,113        3.49%
                                                                                         ======================
Demand Deposits                                                              140,826
All Other Liabilities                                                          5,886
------------------------------------------------------------------------------------
    Total Liabilities                                                        672,528
Shareholders' Equity                                                          82,161
------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                                $754,690
====================================================================================

Net Interest Margin                                                                                      5.20%
===============================================================================================================

FARMERS & MERCHANTS BANCORP
Year-to-Date Average Balances and Interest Rates

(Rates on a Taxable Equivalent Basis)
(In Thousands)                                                                 Six Months Ended June 30,
                                                                                           1998
Assets                                                                      Balance      Interest       Rate
---------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                          $ 14,111     $    394        5.63%
Investment Securities:
  U.S. Treasury                                                               16,194          480        5.97%
  U.S. Agencies                                                               61,140        1,835        6.05%
  Municipals                                                                  67,885        2,685        7.97%
  Mortgage Backed Securities                                                 194,192        6,164        6.40%
  Other                                                                        4,384          148        6.79%
---------------------------------------------------------------------------------------------------------------
    Total Investment Securities                                              343,794       11,310        6.63%
---------------------------------------------------------------------------------------------------------------
Loans:
  Real Estate                                                                178,327        9,338       10.56%
  Commercial                                                                  81,690        4,269       10.54%
  Installment                                                                 11,967          620       10.45%
  Credit Card                                                                  2,876          192       13.50%
  Municipal                                                                      122            5        8.49%
---------------------------------------------------------------------------------------------------------------
    Total Loans                                                              274,981       14,425       10.58%
---------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                     632,886     $ 26,129        8.33%
                                                                                         ======================
Reserve for Loan Losses                                                       (7,438)
Cash and Due From Banks                                                       22,339
All Other Assets                                                              23,664
------------------------------------------------------------------------------------
    Total Assets                                                            $671,451
====================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
  Interest Bearing Transaction                                              $ 55,305     $    375        1.37%
  Savings                                                                    180,360        1,992        2.23%
  Time Deposits Over $100,000                                                 61,988        1,583        5.15%
  Time Deposits Under $100,000                                               149,162        3,824        5.17%
---------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                          446,815        7,775        3.51%
Other Borrowed Funds                                                          21,109          594        5.68%
---------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                       467,924     $  8,370        3.61%
                                                                                         ======================
Demand Deposits                                                              120,573
All Other Liabilities                                                          5,020
------------------------------------------------------------------------------------
    Total Liabilities                                                        593,517
Shareholders' Equity                                                          77,934
------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                                $671,451
====================================================================================

Net Interest Margin                                                                                      5.66%
===============================================================================================================

FARMERS & MERCHANTS BANCORP
Volume and Rate Analysis of Net Interest Revenue

(Rates on a Taxable Equivalent Basis)                                                 June 30, 1999 vs June 30, 1998
(In Thousands)                                                                              Amount of Increase
                                                                                       (Decrease) Due to Change in:
                                                                                ----------------------------------------
                                                                                    Average       Average          Net
Interest Earning Assets                                                             Balance         Rate         Change
------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                                     $ 232       $ (137)         $ 95
Investment Securities:
  U.S. Treasury                                                                          250         (117)          133
  U.S. Agencies                                                                       (1,459)          (3)       (1,463)
  Municipals                                                                             630         (513)          117
  Mortgage Backed Securities                                                           2,068         (931)        1,137
  Other                                                                                   46          (30)           16
------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities                                                        1,534       (1,594)          (60)
------------------------------------------------------------------------------------------------------------------------
Loans:
  Real Estate                                                                          2,789       (1,932)          857
  Commercial                                                                           1,800       (1,337)          463
  Installment                                                                            198         (113)           84
  Credit Card                                                                             (2)          (7)          (10)
  Municipal                                                                                5           (3)            2
------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                        4,789       (3,392)        1,397
------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                               6,555       (5,124)        1,432
------------------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                                             77         (105)          (28)
  Savings                                                                                 49           (6)           43
  Time Deposits Over $100,000                                                            184         (253)          (69)
  Time Deposits Under $100,000                                                           998         (754)          244
------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                                    1,308       (1,117)          191
Other Borrowed Funds                                                                     637          (85)          552
------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                                 1,945       (1,202)          743
========================================================================================================================
Total Change                                                                         $ 4,610     $ (3,922)        $ 688
========================================================================================================================

PART II.  OTHER INFORMATION
---------------------------

ITEM 1. Legal Proceedings
-------------------------

     None

ITEM 2. Changes in Securities
-----------------------------

     None

ITEM 3. Defaults Upon Senior Securities
---------------------------------------

     Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Annual Meeting of Shareholders was held on April 19, 1999.

The business conducted at the meeting included election of directors, ratification of Arthur Andersen LLP as the Company's independent auditors and two additional proposals, which are briefly described below:

 .    Proposal to create s "Bank Holding Company". The Board of Directors of
     Farmers & Merchants Bank of Central California proposes to create a "bank holding company" to be called Farmers & Merchants Bancorp. Under this proposal, Bank shares would be exchanged for shares in the Holding Company. One share of Bank common stock would equal one share of Holding Company stock.

     This new corporate structure will give the Bank greater financial and corporate flexibility to make acquisitions. In addition, the new structure will allow the Bank to participate in activities through the Holding Company, which are not permissible for the Bank to engage in directly. The Holding Company will be permitted to engage in non-bank activities, such as selling insurance and securities, and providing financial and investment services. After the reorganization, the nature of the business conducted by the Bank will not change.

 .    Renewal of Supermajority Vote Provisions in Article VIII of the Articles of
     Incorporation. This provision in Article VIII is required to be reaffirmed by the stockholders every two years or will cease to be effective. This article both encourages potential acquirers to negotiate with the Bank and protects stockholders from being unfairly treated in mergers or other business combinations with persons who own a substantial amount of the Bank's stock. The Supermajority Voting and Fair Price provision applies to mergers and certain other types of business combinations with persons holding 20% or more of the voting stock of the Bank (an "Interested Stockholder"). In general, the Supermajority Voting and Fair Price provision requires, in a merger or certain other business combinations, first that 66 2/3 % of the stockholders who are independent of the Interested Stockholder approve the business combination, second that all stockholders who are independent of the Interested Stockholder receive at least a specified amount for his or her shares acquired during the preceding two years and third that certain other requirements are met.

Following is the voting results from the 1999 annual meeting of shareholders, April 19, 1999. As of April 19, 1999, 543,117 shares represented in person and by proxy participated in this election and shares were voted on the several measures before the shareholders as follows:

1.  ELECTION OF DIRECTORS


            Directors                   %                   For                   %                  Withheld
            ---------                   -                   ---                   -                  --------
  Stewart C. Adams, Jr.               83.64               528,780                0.82                  5,155
                                  --------------     ------------------     ---------------      ------------------

  Ralph Burlington                    84.15               531,997                0.39                  2,485
                                  --------------     ------------------     ---------------      ------------------

  Robert F. Hunnell                   83.71               529,202                0.75                  4,772
                                  --------------     ------------------     ---------------      ------------------

  Ole R. Mettler                      88.47               559,266                0.01                     54
                                  --------------     ------------------     ---------------      ------------------

  James E. Podesta                    84.15               531,997                0.39                  2,485
                                  --------------     ------------------     ---------------      ------------------

  Harry C. Schumacher                 83.96               530,787                0.57                  3,585
                                  --------------     ------------------     ---------------      ------------------

  George Scheideman                   83.96               530,764                0.55                  3,494
                                  --------------     ------------------     ---------------      ------------------

  Hugh Steacy                         84.11               531,753                0.43                  2,701
                                  --------------     ------------------     ---------------      ------------------

  Kent A. Steinwert                   83.81               529,831                0.70                  4,454
                                  --------------     ------------------     ---------------      ------------------

  Calvin (Kelly) Suess                84.15               531,997                0.39                  2,485
                                  --------------     ------------------     ---------------      ------------------

  Carl A. Wishek, Jr.                 83.96               530,764                0.55                  3,494
                                  --------------     ------------------     ---------------      ------------------

2.  PROPOSAL TO RATIFY THE APPOINTMENT OF ARTHUR ANDERSEN, LLP.

                                             No. of Shares                                   %
         For:                                    527,544                                  83.45
                                --------------------------------    ----------------------------------------

         Against:                                  4,241                                   0.67
                                --------------------------------    ----------------------------------------

         Abstain                                   3,645                                   0.58
                                --------------------------------    ----------------------------------------

3.  BANK HOLDING COMPANY REORGANIZATION

                                             No. of Shares                                   %
         For:                                  514,070                                    81.32
                                --------------------------------    ----------------------------------------

         Against:                               15,697                                     2.48
                                --------------------------------    ----------------------------------------

         Abstain                                 7,235                                     1.14
                                --------------------------------    ----------------------------------------

4.  PROPOSAL TO RENEW SUPERMAJORITY VOTE PROVISIONS OF
    ARTICLE VIII OF THE BANK'S ARTICLES OF INCORPORATION

                                             No. of Shares                                   %
         For:                                  468,329                                    74.08
                                --------------------------------    ----------------------------------------

         Against:                               58,509                                     9.26
                                --------------------------------    ----------------------------------------

         Abstain                                10,164                                     1.61
                                --------------------------------    ----------------------------------------

ITEM 5. Other Information
-------------------------

     None

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

Two Current Reports on Form 8-K were filed during the second quarter of 1999. The first Current Report dated April 30, 1999, of Farmers & Merchants Bank of Central California was filed with the Federal Reserve Board on May 14, 1999. The item reported was a Press Release dated April 30, 1999.

The second Current Report on Form 8-K, dated April 30, 1999, of Farmers & Merchants Bancorp was filed with the Securities and Exchange Commission on May 14, 1999. The following items were reported:

Amended and Restated Certificate of Incorporation of Farmers & Merchants
Bancorp.

By-Laws of Farmers & Merchants Bancorp.

Employment Agreement dated July 8, 1997, between Farmers & Merchants Bank of Central California and Kent A. Steinwert.

Employment Agreement dated December 1, 1998, between Farmers & Merchants Bank of Central California and Richard S. Erichson.

Deferred Bonus Plan of Farmers & Merchants Bank of Central California, adopted as of March 2, 1999.

Amended and Restated Deferred Bonus Plan of Farmers & Merchants Bank of Central California executed May 11, 1999.

Subsidiaries of Farmers & Merchants Bancorp.

Press Release dated April 30, 1999.

Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of Farmers & Merchants Bank of Central California, as filed with the Federal Reserve Board.

Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of Farmers & Merchants Bank of Central California, as filed with the Federal Reserve Board.

Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 of Farmers & Merchants Bank of Central California, as filed with the Federal Reserve Board.

Current Report on Form 8-K dated April 30, 1999, of Farmers & Merchants Bank of Central California, as filed with the Federal Reserve Board on May 14, 1999.

Proxy Statement/Offering Circular of Farmers & Merchants Bank of Central California and Farmers & Merchants Bancorp, respectively, dated March 12, 1999.

Permit and Certificate of Issuance of permit dated April 13, 1999, of the California Department of Corporations approving the Reorganization.

                                  SIGNATURES
                                  ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FARMERS & MERCHANTS BANCORP


Date: August 11, 1999                   /s/ Kent A. Steinwert
                                        -----------------------------------
                                        Kent A. Steinwert
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date: August 11, 1999                   /s/ John R. Olson
                                        -----------------------------------
                                        John R. Olson
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)