Form 10-Q
period 1999-09-30
FARMERS & MERCHANTS BANCORP
filed 1999-11-12
CIK 1085913

                                   FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      or

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

For Quarter Ended September 30, 1999         Commission File Number:_________

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

                              Yes  [X]     No [_]

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 661,405 as of October 29, 1999.

This Form 10-Q contains 23 pages.

                          FARMERS & MERCHANTS BANCORP


                                   FORM 10-Q
                               TABLE OF CONTENTS

                          ___________________________

PART I. - FINANCIAL INFORMATION                                                      Pages
          ---------------------                                                      -----
  Item 1 - Financial Statements

     Consolidated Balance Sheets as of September 30, 1999
     December 31, 1998 and September 30, 1998.                                         3

     Consolidated Statements of Income for the Three Months
     and Nine Months Ended September 30, 1999 and 1998.                                4

     Consolidated Statements of Comprehensive Income for the
     Three Months and Nine Months Ended September 30, 1999 and 1998.                   5

     Statement of Changes in Shareholders' Equity as of
     December 31, 1998 and September 30, 1999                                          6

     Consolidated Statement of Cash Flows for the Nine
     Months Ended September 30, 1999 and 1998.                                         7

     Notes to Consolidated Financial Statements                                        8

  Item 2 - Management's Discussion and Analysis                                        9

PART II. - OTHER INFORMATION                                                          22
           -----------------

SIGNATURES                                                                            23
----------

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements


FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                       September 30,    December 31,     September 30,
                                                                                         1999             1998             1998
Assets                                                                               (Unaudited)                        (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due From                                                                   $  22,981        $  27,572         $  20,575
  Federal Funds Sold                                                                          -           12,140            12,200
------------------------------------------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                                                      22,981           39,712            32,775

Investment Securities:
  Available-for Sale                                                                    292,251          312,305           253,353
  Held-to-Maturity                                                                       51,213           60,152            75,526
------------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities                                                         343,464          372,457           328,879
------------------------------------------------------------------------------------------------------------------------------------

Loans                                                                                   399,378          329,471           317,502
  Less: Unearned Income                                                                    (388)            (293)             (412)
  Less: Allowance for Loan Losses                                                        (9,700)          (8,589)           (8,285)
------------------------------------------------------------------------------------------------------------------------------------
    Loans, Net                                                                          389,290          320,589           308,805
------------------------------------------------------------------------------------------------------------------------------------
Land, Buildings & Equipment                                                              11,988           11,714            11,406
Interest Receivable and Other Assets                                                     15,059           14,327            10,801
------------------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                      $ 782,782        $ 758,799         $ 692,666
====================================================================================================================================

Liabilities & Shareholders' Equity
Deposits:
  Demand                                                                              $ 145,293        $ 156,586         $ 127,631
  Interest Bearing Transaction                                                           74,389           75,575            53,171
  Savings                                                                               168,686          166,495           172,717
  Time Deposits Over $100,000                                                           103,475           81,665            77,137
  Time Deposits Under $100,000                                                          157,104          147,066           138,437
------------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                      648,947          627,387           569,093
------------------------------------------------------------------------------------------------------------------------------------

Fed Funds Purchased                                                                       3,400            2,000                 -
Federal Home Loan Bank Advances                                                          41,071           41,093            40,000
Other Liabilities                                                                         7,884            8,914             2,565
------------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                                   701,302          679,394           611,658
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
  Preferred Stock:  Par Value $0.00, 1,000,000 Shares Authorized,
    None Issued or Outstanding                                                                -                -                 -
  Common Stock:  Par Value $0.01, 2,000,000 Shares Authorized,
    661,521, 663,295, 664,815 Issued and Outstanding at September 30, 1999,
    December 31, 1998 and September 30, 1998, Respectively                                    7                6                 6
  Additional Paid In Capital                                                             48,105           43,576            43,804
  Retained Earnings                                                                      36,002           34,991            35,375
  Accumulated Other Comprehensive Income (Loss)                                          (2,634)             832             1,823
------------------------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                           81,480           79,405            81,008
------------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                                          $ 782,782        $ 758,799         $ 692,666
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months               Nine Months
                                                                           Ended September 30,       Ended September 30,
(In Thousands)                                                              1999         1998         1999         1998
                                                                     ----------------------------------------------------
Interest Income:
  Interest & Fees on Loans                                                $ 9,312      $ 7,924      $25,134      $22,349
  Federal Funds Sold                                                           34          214          522          608
  Securities:
    Investments Available-for-Sale:
      Taxable                                                               4,209        3,657       12,594       11,457
      Non-taxable                                                             211          134          682          229
    Investments Held-to-Maturity:
      Taxable                                                                 139          354          407        1,360
      Non-taxable                                                             576          736        1,814        2,278
-------------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                                14,481       13,019       41,153       38,281
-------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest Bearing Transaction                                                179          189          526          564
  Savings                                                                   1,034          968        3,070        2,961
  Time Deposits Over $100,000                                               1,166        1,005        3,261        2,952
  Time Deposits Under $100,000                                              1,746        1,770        5,234        5,231
  Interest on Borrowed Funds                                                  627          473        1,774        1,067
-------------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                                4,752        4,405       13,865       12,775
-------------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                         9,729        8,614       27,288       25,506
Provision for Loan Losses                                                     500          300        1,400          900
-------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                         9,229        8,314       25,888       24,606
-------------------------------------------------------------------------------------------------------------------------

Non-Interest Income
  Service Charges on Deposit Accounts                                         394          496        2,347         2218
  Net Gain on Sale of Investment Securities                                     7            4          149          238
  Other                                                                     1,173          858        2,105        1,766
-------------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                             1,574        1,358        4,601        4,222
-------------------------------------------------------------------------------------------------------------------------

Non-Interest Expense
  Salaries & Employee Benefits                                              3,825        3,463       11,247       10,496
  Occupancy                                                                   966          986        2,833        2,923
  Other Operating                                                           2,293        1,999        5,629        5,623
-------------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expense                                            7,084        6,448       19,709       19,042
-------------------------------------------------------------------------------------------------------------------------

Income Before Taxes                                                         3,719        3,224       10,780        9,786
Provision for Income Taxes                                                  1,316        1,096        3,751        3,365
-------------------------------------------------------------------------------------------------------------------------
    Net Income                                                            $ 2,403      $ 2,128      $ 7,029      $ 6,421
=========================================================================================================================

Earning Per Share

    Basic Earnings Per Common Share                                        $ 3.63       $ 3.20      $ 10.61       $ 9.66
=========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)

-------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                 Three Months Ended     Nine Months Ended
                                                                              Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                                                                1999       1998        1999        1998
-------------------------------------------------------------------------------------------------------------------------
      Net Income                                                              $ 2,403     $ 2,128     $ 7,029    $ 6,421

      Other Comprehensive Income -
          Unrealized Gain (Loss) on Securities:                                  (621)        815      (3,466)       877

-------------------------------------------------------------------------------------------------------------------------
                Total Other Comprehensive Income                                 (621)        815      (3,466)       877
-------------------------------------------------------------------------------------------------------------------------

      Comprehensive Income                                                    $ 1,782     $ 2,943     $ 3,563    $ 7,298
=========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)

------------------------------------------------------------------------------------------------------------------
(In Thousands)
                                                                                            Accumulated
                                                          Additional                          Other           Total
                                                Common     Paid-In        Retained         Comprehensive   Shareholders'
                                                Stock      Capital        Earnings            Income          Equity
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                       $ 6      $ 43,576        $ 34,991          $    832         $ 79,405
======================================================================================================================
Net Income                                         -             -           7,029                 -            7,029
Cash Dividends Declared on                                                                                          -
   Common Stock                                    -             -          (1,125)                -           (1,125)
5% Stock Dividend                                  1         4,822          (4,823)                -                -
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                -             -             (70)                -              (70)
Redemption of Stock                                -          (293)              -                 -             (293)
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                   -             -               -            (3,466)          (3,466)
======================================================================================================================
Balance, September 30, 1999                      $ 7      $ 48,105        $ 36,002          $ (2,634)        $ 81,480
======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statement of Cash Flows  (Unaudited)         For Nine Months Ending

-------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                              Sept. 30,     Sept. 30,
                                                                                              1999          1998
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                                                                 $  7,029      $  6,421
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Provision for Possible Loan Losses                                                        1,400           900
     Depreciation and Amortization                                                             1,323           808
     Provision for Deferred Income Taxes                                                        (405)          (50)
     Accretion of Investment Security Discounts                                                  597          (310)
     Net (Gain) Loss on Sale of Investment Securities                                           (149)         (279)
 Net Change in Operating Assets & Liabilities:
      Decrease in Trading Account Assets                                                           -            40
     (Increase) Decrease in Interest Receivable and Other Assets                               2,097         1,789
     (Decrease) in Interest Payable and Other Liabilities                                     (1,030)       (3,895)
-------------------------------------------------------------------------------------------------------------------
            Net Cash Provided by Operating Activities                                         10,862         5,424

Investing Activities:
  Trading Securities:
    Purchased                                                                                (15,490)      (20,013)
    Sold or Matured                                                                           15,478        20,099
  Securities Available-for-Sale:
    Purchased                                                                               (127,297)      (61,243)
    Sold or Matured                                                                          141,067        56,920
  Securities Held-to-Maturity:
    Purchased                                                                                 (1,978)       (4,004)
    Matured                                                                                   10,876        27,526
  Net Loans Originated or Acquired                                                           (70,740)      (45,680)
  Principal Collected on Loans Charged Off                                                       639           393
  Net Additions to Premises and Equipment                                                     (1,597)         (604)
-------------------------------------------------------------------------------------------------------------------
            Net Cash Provided  (Used) by Investing Activities                                (49,042)      (26,606)

Financing Activities:
  Net (Decrease) in Demand, Interest-Bearing Transaction,
    and Savings Accounts                                                                     (10,288)      (15,617)
  Increase (Decrease) in Time Deposits                                                        31,848         2,676
  Federal Funds Purchased                                                                      1,400             0
  Federal Home Loan Bank Borrowings:
    Advances                                                                                       0        40,000
    Paydowns                                                                                     (22)            0
  Cash Dividends                                                                              (1,196)       (1,112)
  Stock Redemption                                                                              (293)            0
-------------------------------------------------------------------------------------------------------------------
            Net Cash Provided (Used) by Financing Activities                                  21,449        25,947

Increase (Decrease) in Cash and Cash Equivalents                                             (16,731)        4,765

Cash and Cash Equivalents at Beginning of Year                                                39,712        28,010
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of Sept. 30, 1999 and Sept. 30, 1998                           $ 22,981      $ 32,775
===================================================================================================================

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

3.  Interim Statements
The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair statement of the results of operations and financial condition for the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 1999, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

4.  Earnings per Share
The actual number of shares outstanding at September 30, 1999, were 661,521. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period which were 661,595 and 664,815 for the three months ending September 30, 1999 and 1998, respectively. For the nine-month periods ending September 30, 1999 and 1998, the weighted average number of shares were 662,636 and 664,815. All 1999 per share information in the financial statements and in Management's Discussion and Analysis has been restated to give retroactive effect to the 5% stock dividend declared May 1, 1999.

5.  Holding Company Formation
The accompanying financial statements include the accounts of Farmers & Merchants Bancorp and the Bancorp's wholly owned subsidiary, Farmers & Merchants Bank. Farmers & Merchants Bancorp was organized effective April 30, 1999. Significant intercompany transactions have been eliminated in consolidation.

ITEM 2.

Management's Discussion and Analysis

Forward -Looking Statements
This report contains various forward-looking statements, usually containing the words "estimate," "project," "expect," "objective," "goal," or similar expressions and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe-harbor" provisions of the private Securities Litigation Reform Act of 1995, the company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

Introduction
The following discussion and analysis is intended to provide a better understanding of the Company's performance during the first nine months of 1999 and the material changes in financial condition, operating income and expense of the Company and its subsidiaries as shown in the accompanying financial statements. This section should be read in conjunction with the consolidated financial statements and the notes thereto, along with other financial information included in this report. Prior period per share amounts have been restated for the 5% stock dividend declared during 1999.

Overview
For the nine months ended September 30, 1999, Farmers & Merchants Bancorp reported net income of $7,029,000, earnings per share of $10.61, return on average assets of 1.23% and return on average shareholders' equity of 11.37%. For the nine months ending September 30, 1998, net income totaled $6,421,000, earnings per share was $9.66, return on average assets was 1.27% and the return on average shareholders' equity totaled 10.92%.

The Company's improved financial performance in 1999 was due to a combination of increased revenue generated from its core business, which include improved growth rates in both loans outstanding and deposit balances along with effective capital management strategies.

The following is a summary of the financial accomplishments achieved during the nine-month period ending September 30, 1999 compared to September 30, 1998.

 .  Net interest income increased 7.0% to $27.3 million from $25.5 million.

 .  The provision for loan losses increased to $1.4 million from $0.9 million.

 . Non-interest income increased 9.0% to $4.6 million during the first nine months of 1999, up from the $4.2 million reported for the first nine months of 1998.

 . Non-interest expense was limited to an increase of 3.5% and totaled $19.7 million during the first nine months of 1999.

 .  Total assets increased 13.0% to $782.8 million.

 . Total loans increased 25.8% to $399.4 million, up $81.9 million from September 30, 1998.

 .  Total deposits increased 14.0% to $648.9 million.

 . Total investment securities increased to $343.5 million from $328.9 million at September 30, 1998.

 .  Total Shareholders' Equity increased $0.5 million to $81.5 million.

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

Net interest income grew 7.0% to $27.3 million during the first nine months of 1999, compared to $25.5 million at September 30, 1998. On a fully taxable equivalent basis, net interest income increased 6.5% and totaled $28.6 million at September 30, 1999, compared to $26.8 million for the first nine months of 1998. Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the nine months ended September 30, 1999, the net interest margin was 5.30% compared to 5.62% for the same period in 1998. The decrease in net interest margin was related to the decline in interest rates earned on loans and investments resulting from competitive pressure and a lower interest rate environment.

The predominant reasons for the growth in net interest income during 1999 was the increase in average earning assets as well as the change in the mix of asset totals and deposit balances. During the first nine months of 1999, average earning assets increased $83.9 million while average interest bearing liabilities increased $60.9 million.

Loans, the Company's highest earning asset, increased $81.9 million as of September 30, 1999 compared to September 30, 1998. On an average balance basis, loans have increased by $64.7 million during the year. The yield on the loan portfolio declined 86 basis points to 9.6% for the nine months ending September 30, 1999 compared to 10.4% for the nine months ending September 30, 1998. This decline in yield, due to competitive pressure and a lower interest rate environment, was offset by the growth in balances, which had a positive effect on interest revenue in the amount of $2.8 million for the first nine months of 1999.

The investment portfolio is the other main component of the Company's earning assets. The Company's investment policy is conservative. The Company primarily invests in mortgage-backed securities, U.S. Treasuries, U.S. Government Agencies, and high-grade municipals. Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is substantially less than that of loans.

Average investment securities increased $19.6 million during the first nine months of 1999. Although there was a $19.6 million increase in the average balance of investment securities, interest income increased 0.9% because of declining interest rates. The average yield, on a taxable equivalent basis, in the investment portfolio was 6.30% in 1999 compared to 6.61% in 1998. Securities that have matured since September 1998 were replaced with securities with yields at the lower prevailing rates. Net interest income on the Average Balance Sheet is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Interest expense increased as a result of an increase in average deposits, which grew 9.6%. The growth in interest expense on interest-bearing deposits was limited to 3.3% due to the decline in average interest cost on interest-bearing deposits. The average interest cost was 3.3% at September 30, 1999, with interest expense totaling $12.1 million. For the nine months ending September 30, 1998, interest expense was $11.7 million and the average interest cost on interest-bearing deposits was 3.5%.

The Company's earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix.

Provision and Allowance for Loan Losses
As a financial institution that assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. The provision for loan losses creates a reserve to absorb potential future losses. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for risks inherent in the loan portfolio. In determining the adequacy of the allowance for loan losses, management takes into consideration examinations of Company supervisory authorities, results of internal credit reviews, financial condition of borrowers, loan concentrations, prior loan loss experience, and general economic conditions. The allowance is based on estimates and ultimate future losses may vary from the current estimates. Management reviews these estimates periodically and, when adjustments are necessary, they are reported in the period in which they become known.

The Company's written lending policies, along with applicable laws and regulations governing the extension of credit, require risk analysis as well as ongoing portfolio and credit management through loan product diversification, lending limits, ongoing credit reviews and approval policies prior to funding of any loan. The Company manages and controls credit risk through diversification, dollar limits on loans to one borrower by primarily restricting loans made to its principal market area. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting. Fixed-rate real estate loans are comprised primarily of loans with maturities of less than five years. Long-term residential loans are originated by the Company and sold on the secondary market.

The provision as of September 30, 1999 equaled $1.4 million, an increase of $500 thousand from September 30, 1998. The increase in the provision was the result of management's evaluation of the credit quality of the loan portfolio, the prevailing economic climate, and its effect on borrowers' ability to repay loans in accordance with the terms of the notes and current loan losses. After reviewing all factors, management concluded that an increase in the provision for loan losses was appropriate.

As of September 30, 1999, the allowance for loan losses was $9.7 million, which represents 2.4% of the total loan balances. For the period ended September 30, 1998, the allowance was $8.3 million and 2.6% of total loans. The table below illustrates the change in the allowance for the first nine months of 1998 and 1999.

Allowance for Loan Losses
-------------------------
Balance, January 1, 1998                                              7,188
Provision Charged to Expense                                            900
Recoveries of Loans Previously Charged Off                              393
Loans Charged Off                                                      (196)
===========================================================================
Balance, September 30, 1998                                          $8,285
===========================================================================

Balance, January 1, 1999                                              8,589
Provision Charged to Expense                                          1,400
Recoveries of Loans Previously Charged Off                              639
Loans Charged Off                                                      (928)
===========================================================================
Balance, September 30, 1999                                          $9,700
===========================================================================

Non-Interest Income
Non-interest income increased 9.0% for the nine months ending September 30, 1999, compared to the same period of 1998. This increase was due to increases in service charges on deposit accounts, ATM fees, Mortgage Loan servicing fees, and Credit Card fees.

Non-Interest Expense
Salaries and Employee Benefits increased $751 thousand or 7.2% from the prior year due to merit increases and additional staffing requirements. Offsetting this increase was a decrease in occupancy expense of $90 thousand or 3.1%. The net effect was an increase in non-interest expense of 3.5% compared to the prior year.

Income Taxes
The provision for income taxes increased 11.5% to $3.8 million for the first nine months of 1999 as a result of improved earnings. For the nine months ended September 30, 1998, the provision totaled $3.4 million.

Balance Sheet Analysis

Investment Securities
The Financial Accounting Standards Board statement, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and accounted for at amortized cost when the Company has the positive intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, there were no securities in the trading portfolio. Securities the Company does not intend to hold to maturity are classified as available-for-sale. This portion of the investment portfolio provides the Company with liquidity that may be required to meet the needs of Company borrowers and satisfy depositor's withdrawals.

The investment portfolio provides the Company with an income alternative to loans. As of September 30, 1999 the investment portfolio represented 43.9% of the Company's total assets. Total investment securities increased $14.6 million from a year ago and now total $343.5 million. Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the nine months ended September 30, 1999, average Federal Funds Sold was $14.2 million compared to $14.5 million in 1998.

Loans
The Company's loan portfolio at September 30, 1999 increased $81.9 million from September 30, 1998. The increase is the result of an aggressive calling program implemented during 1999 and an improved economic climate in the Company's market area. Additionally, on an average balance basis loans have increased $64.7 million or 22.6%. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:
---------------------
(dollar amounts in thousands)         September 30, 1999   September 30, 1998
------------------------------------------------------------------------------
Real Estate Construction                         $ 37,605             $ 26,529
Other Real Estate                                 216,595              167,475
Commercial                                        123,843              107,326
Consumer                                           21,335               16,172
------------------------------------------------------------------------------
  Gross Loans                                     399,378              317,502
Less:

  Unearned Income                                     388                  412
  Allowance for Loan Losses                         9,700                8,285
------------------------------------------------------------------------------
  Net Loans                                      $389,290             $308,805
==============================================================================

Non-Performing Assets
The Company's policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless it is both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Thereafter, interest is recognized as income only as it is collected in cash.

As a result of events beyond the Company's control, problem loans can and do
occur.   As of September 30, 1999, non-performing loans were $2.9 million compared to $4.1 million at September 30, 1998. Reducing problem loans continues to be a significant Company objective. The Company reported $420 thousand in foreclosed loans as other real estate at September 30, 1999, compared to the $1.3 million as of September 30, 1998. Accrued interest reversed from income on loans placed on a non-accrual status totaled $276 thousand for the nine months ended September 30, 1999.

Non-Performing Assets
---------------------

                            Sept. 30, 1999     Dec. 31, 1998     Sept. 30, 1998
-------------------------------------------------------------------------------
Nonperforming Loans                 $2,948             $4,624            $4,125
OREO                                   420                636             1,343
Total                               $3,368             $5,260            $5,468
===============================================================================

Non-Performing Assets as a % of:
-------------------------------
Total Loans                            0.8%               1.6%              1.7%
Reserve for Loan Loss                 34.7%              61.2%             65.9%

Deposits
At September 30, 1999, deposits totaled $648.9 million. This represents an increase of 14.0% or $79.8 million from September 30, 1998. The majority of the increase was focused in time deposits over $100,000, which increased $26.3 million or 34.1%. The change in the mix of deposits occurs as interest rates change. The expectations our customers have of future interest rates, dictates their maturity and account selections. Time deposit rate promotions have been very competitive this past quarter. We have offered some very attractive rates which our current customers and new customers have chosen to invest in.

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

Capital
Much attention has been directed at the capital adequacy of the financial institution industry. The Company relies on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $81.5 million at September 30, 1999 and $81.0 million at September 30, 1998, which represents an increase of $500 thousand or 0.6%.

The Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation have adopted risk-based capital guidelines. The guidelines are designed to make capital requirements more sensitive to differences in risk related assets among Banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of Bank capital uniform. Company assets and off-balance sheet items are categorized by risk. The results of these regulations are that assets with a higher degree of risk require a larger amount of capital; assets, such as cash, with a low degree of risk have little or no capital requirements. Under the guidelines the Company is currently required to maintain regulatory risk based capital equal to at least 8.0%. As of September 30, 1999, the Company meets all capital adequacy requirements to which it is subject. The following table illustrates the relationship between regulatory capital requirements and the Company's capital position.


                                                                                                    Regulatory
                                                                                                 Capital Adequacy
(in thousands)                                                      Company     Capital            Requirements
September 30, 1999                                                   Amount       Ratio          Amount      Ratio
--------------------------------------------------------------------------------------------------------------------
Total Capital to Risk Weighted Assets                                 $88,663         19.20%     $36,952         8.0%
Tier I Capital to Risk Weighted Assets                                $82,841         17.93%     $18,476         4.0%

Liquidity
Liquidity is the Company's ability to maintain a cash flow adequate to fund operations, handle fluctuations in deposit levels, respond to the credit needs of borrowers, and to take advantage of investment opportunities as they arise. The principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity or sale of investments, and growth in deposits. The Company maintains overnight investments in Federal Funds as a cushion for temporary liquidity needs. For the first nine months of 1999, Federal Funds averaged $14.2 million. In addition, the Company maintains Federal Fund credit lines of $136 million with major correspondent Banks subject to the customary terms and conditions for such arrangements.

Asset/Liability Management - Interest Rate Risk
The mismatch between maturities of interest sensitive assets and liabilities results in uncertainty in the Company's earnings and economic value and is referred to as interest rate risk. Farmers & Merchants Bancorp's primary objective in managing interest rate risk is to minimize the potential for significant loss as a result of changes in interest rates.

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

The Company also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company's net interest income is measured over a rolling one-year horizon. The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. . The following reflects the Company's net interest income sensitivity over a one-year horizon as of September 30, 1999.

                                                       Estimated Net
                  Simulated                           Interest Income
                 Rate Changes                           Sensitivity
          ----------------------------------------------------------
               +200 Basis Points                           +3.35
               - 200 Basis Points                          -4.50

The table indicates that net interest income would increase by approximately 3.35% over a 12-month period if there were an immediate sustained parallel upward shift in interest rates. Net interest income would decrease approximately 4.50% over a 12-month period if there were an immediate sustained parallel 200 basis point downward shift in interest rates.

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

4. Validation Phase - This phase includes testing and conversion of system applications.

5. Implementation Phase - This phase includes certification of Y2K compliance and employee training and acceptance.

Phases one through five have been completed. All mission critical issues and systems have been implemented. Monitoring of all systems to ensure continued compliance will be an on-going process.

In addition, an assessment of the Y2K readiness of external entities with which the Company conducts its operations is ongoing. The Company is continuing to communicate with all of its significant obligors, counterparties, other credit clients and vendors to determine the likely extent to which the Company may be affected by third parties' Y2K plans and target dates. In this regard, the Company had developed contingency plans in the event that external parties fail to achieve their Y2K plans and target dates.

The Company estimated the total cost of the Y2K project to be approximately $1,571,000, of which $1,203,000 has been incurred through 1998 and the remaining $368,000 was incurred during the first quarter of 1999. No further significant costs are anticipated. The costs of the Y2K program and the date on which the Company plans to be Y2K compliant are based on management's best current estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party vendors and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from those plans.

Average Balance Sheets

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the nine-month periods ending September 30, 1999 and 1998. The average yields on earning assets and average rates paid on interest-bearing liabilities have been computed on an annualized basis for purposes of comparability with full year data. Average balance amounts for assets and liabilities are the computed average of daily balances.

FARMERS & MERCHANTS BANCORP
Year-to-Date Average Balances and Interest Rates
(Rates on a Taxable Equivalent Basis)

(In Thousands)                                                                    Nine Months Ended September 30,
                                                                                                1999
Assets                                                                          Balance       Interest        Rate
-------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                            $  14,194      $    522          4.92%
Investment Securities:
  U.S. Treasury                                                                  22,491           905          5.38%
  U.S. Agencies                                                                  11,471           506          5.90%
  Municipals                                                                     75,318         4,104          7.29%
  Mortgage Backed Securities                                                    241,620        11,034          6.11%
  Other                                                                           5,267           246          6.24%
-------------------------------------------------------------------------------------------------------------------
    Total Investment Securities                                                 356,167        16,795          6.30%
-------------------------------------------------------------------------------------------------------------------
Loans:
  Real Estate                                                                   222,820        16,206          9.72%
  Commercial                                                                    110,081         7,567          9.19%
  Installment                                                                    15,318         1,089          9.51%
  Credit Card                                                                     2,879           259         12.03%
  Municipal                                                                         275            13          6.32%
-------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                 351,373        25,134          9.56%
-------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                        721,734      $ 42,451          7.86%
                                                                                             ======================
Reserve for Loan Losses                                                          (8,887)
Cash and Due From Banks                                                          23,790
All Other Assets                                                                 26,346
----------------------------------------------------------------------------------------
    Total Assets                                                              $ 762,983
========================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
  Interest Bearing Transaction                                                $  61,799      $    526          1.14%
  Savings                                                                       183,366         3,070          2.24%
  Time Deposits Over $100,000                                                    93,302         3,261          4.67%
  Time Deposits Under $100,000                                                  149,348         5,234          4.69%
-------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                             487,815        12,091          3.31%
Other Borrowed Funds                                                             43,954         1,774          5.40%
-------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                          531,769      $ 13,865          3.49%
                                                                                             ======================
Demand Deposits                                                                 142,775
All Other Liabilities                                                             6,032
----------------------------------------------------------------------------------------
    Total Liabilities                                                           680,576
Shareholders' Equity                                                             82,407
----------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                                  $ 762,983
========================================================================================

Net Interest Margin                                                                                            5.30%
===================================================================================================================

FARMERS & MERCHANTS BANCORP
Year-to-Date Average Balances and Interest Rates
(Rates on a Taxable Equivalent Basis)

(In Thousands)                                                                      Nine Months Ended September 30,
                                                                                                1998
Assets                                                                          Balance       Interest        Rate
-------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                             $ 14,542       $   608          5.59%
Investment Securities:
  U.S. Treasury                                                                  14,482           647          5.97%
  U.S. Agencies                                                                  56,895         2,556          6.01%
  Municipals                                                                     69,737         4,096          7.85%
  Mortgage Backed Securities                                                    191,066         9,083          6.36%
  Other                                                                           4,407           269          8.16%
-------------------------------------------------------------------------------------------------------------------
    Total Investment Securities                                                 336,587        16,651          6.61%
-------------------------------------------------------------------------------------------------------------------
Loans:
  Real Estate                                                                   183,028        14,158         10.34%
  Commercial                                                                     88,577         6,954         10.50%
  Installment                                                                    12,121           954         10.52%
  Credit Card                                                                     2,855           276         12.93%
  Municipal                                                                         123             8          8.70%
-------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                 286,704        22,350         10.42%
-------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                        637,833       $39,609          8.30%
                                                                                              =====================
Reserve for Loan Losses                                                          (7,691)
Cash and Due From Banks                                                          22,123
All Other Assets                                                                 23,789
---------------------------------------------------------------------------------------
    Total Assets                                                               $676,054
=======================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
  Interest Bearing Transaction                                                 $ 55,076       $   564          1.37%
  Savings                                                                       177,869         2,961          2.23%
  Time Deposits Over $100,000                                                    76,459         2,952          5.16%
  Time Deposits Under $100,000                                                  135,754         5,231          5.15%
-------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                             445,158        11,708          3.52%
Other Borrowed Funds                                                             25,649         1,067          5.56%
-------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                          470,807       $12,775          3.63%
                                                                                              =====================
Demand Deposits                                                                 121,888
All Other Liabilities                                                             4,961
---------------------------------------------------------------------------------------
    Total Liabilities                                                           597,656
Shareholders' Equity                                                             78,398
---------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                                   $676,054
=======================================================================================

Net Interest Margin                                                                                            5.62%
===================================================================================================================

FARMERS & MERCHANTS BANCORP
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)

                                                                                     Sept. 30, 1999 vs Sept. 30, 1998
(In Thousands)                                                                              Amount of Increase
                                                                                        (Decrease) Due to Change in:
                                                                                  --------------------------------------
                                                                                       Average      Average       Net
Interest Earning Assets                                                                Balance       Rate        Change
-----------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                                     $ (14)    $    (72)      $   (86)
Investment Securities:
  U.S. Treasury                                                                          364         (106)          258
  U.S. Agencies                                                                       (2,004)         (46)       (2,050)
  Municipals                                                                             420         (412)            8
  Mortgage Backed Securities                                                           2,531         (580)        1,951
  Other                                                                                   66          (89)          (23)
-----------------------------------------------------------------------------------------------------------------------
    Total Investment Securities                                                        1,377       (1,233)          144
-----------------------------------------------------------------------------------------------------------------------
Loans:
  Real Estate                                                                          3,381       (1,333)        2,048
  Commercial                                                                           1,935       (1,322)          613
  Installment                                                                            279         (144)          135
  Credit Card                                                                              4          (21)          (17)
  Municipal                                                                                9           (4)            5
-----------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                        5,608       (2,824)        2,784
-----------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                               6,971       (4,129)        2,842
-----------------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                                             91         (129)          (38)
  Savings                                                                                 92           17           109
  Time Deposits Over $100,000                                                            738         (430)          309
  Time Deposits Under $100,000                                                           667         (664)            3
-----------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                                    1,588       (1,206)          383
Other Borrowed Funds                                                                     760          (54)          707
-----------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                                 2,348       (1,260)        1,090
=======================================================================================================================
Total Change                                                                         $ 4,623     $ (2,869)      $ 1,752
=======================================================================================================================

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

     None

ITEM 5. Other Information
-------------------------

     None

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibit

          Exhibit 27 - Financial Data Schedule

                                  SIGNATURES
                                  ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FARMERS & MERCHANTS BANCORP


Date:  November 12, 1999            ___________________________________
                                    Kent A. Steinwert
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:  November 12, 1999            ___________________________________
                                    John R. Olson
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting Officer)