Form 10-K
period 1999-12-31
FARMERS & MERCHANTS BANCORP
filed 2000-03-23
CIK 1085913

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      or

   [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ----------------

                       Commission File Number: _____________

                          FARMERS & MERCHANTS BANCORP
            (Exact name of registrant as specified in its charter)

                               ----------------

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

       Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, No
                                   Par Value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $138,610,920.

   The number of shares of Common Stock outstanding as of March 10, 2000: 660,052

   The following documents are incorporated by reference herein:

     Portions of the Annual Report to Shareholders'
     Portions of Proxy Statement for Annual Meeting of Shareholders

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FARMERS & MERCHANTS BANCORP

                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I


  Item 1.    Business...................................................     3


             --General..................................................     3


             --Statistical Disclosure...................................    10


  Item 2.    Properties.................................................    22


  Item 3.    Legal Proceedings..........................................    22


  Item 4.    Submission of Matters to a Vote of Security Holders........    22


  Item 4(A). Executive Officers of the Registrant.......................    22


 PART II


  Item 5.    Market for the Registrant's Common Stock and Related           23
             Security Matters...........................................


  Item 6.    Selected Financial Data....................................    23


  Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    23


  Item 8.    Financial Statements and Supplementary Data................    23


  Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures.................................    23


 PART III


  Item 10.   Directors and Executive Officers of the Company............    24


  Item 11.   Executive Compensation.....................................    24


  Item 12.   Security Ownership of Certain Beneficial Owners and            24
             Management.................................................


  Item 13.   Certain Relationships and Related Transactions.............    24


 PART IV


  Item 14.   Exhibits, Financial Statement Schedules and Reports on         24
             Forms 8-K..................................................

             Signatures.................................................    25

Introduction

   This annual report contains various forward-looking statements, usually containing the words "estimate," "project," "expect," "objective," "goal," or similar expressions and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe-harbor" provisions of the private Securities Litigation Reform Act of 1995, the company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

   Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state Banking regulations; and (v) other external developments which could materially impact the Company's operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

                                    PART I

Item 1. Business

General

   Farmers & Merchants Bancorp (referred to herein on a consolidated basis as the "Company") is a bank holding company incorporated in the State of Delaware on February 22, 1999, and registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business April 30, 1999 when pursuant to a reorganization, it acquired all of the voting stock of Farmers & Merchants Bank of Central California. Farmers & Merchants Bank is the Company's principal asset. The Company's securities consist of 660,989 of common stock, $0.01 par value and no shares of Preferred stock issued. The Bank's two wholly owned subsidiaries are Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Both Companies were organized during 1986. Farmers & Merchants Investment Corporation is currently dormant and Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Company.

   The Company's principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries which the Company may establish or acquire. The Company has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiary, The Company's principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. See Dividends and Other Transfer of Funds on Page 6.

   The Bank was incorporated under the laws of the State of California in 1916, is licensed by the California Department of Financial Institutions as a state chartered bank. The Company's deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Company is a member of the Federal Reserve System. At December 31, 1999, the Company had $820 million in total assets, $685 million in total deposits and $413 million in gross loans.

 Service Area

   The Company services the northern Central Valley with 18 banking offices. The area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Walnut Grove, Linden, Modesto, Turlock and Hilmar.

   Through its network of banking offices, the Company emphasizes personalized service along with a full range of banking services to businesses and individuals located in the service areas of its offices. Although the Company focuses on marketing of its services to small and medium sized businesses, a full range of retail banking services are made available to the local consumer market.

   The Company offers a wide range of deposit instruments. These include checking, savings, money market, time certificates of deposit, individual retirement accounts and online banking services for both business and personal accounts. The Company also serves as a federal tax depository for its business customers.

   The Company provides a full complement of lending products, including commercial, real estate construction, agribusiness, installment, credit card and real estate loans. Commercial products include lines of credit and other working capital financing and letters of credit. Financing products for individuals include automobile financing, lines of credit, residential real estate, home improvement and home equity lines of credit.

   The Company also offers a wide range of specialized services designed for the needs of its commercial accounts. These services include a credit card program for merchants, collection services, payroll services, on-line account access, and electronic funds transfers by way of domestic and international wire and automated clearinghouse. The Company makes available investment products to customers, including mutual funds and annuities. These investment products are offered through a third party with investment advisors

 Employees

   At December 31, 1999 the Company employed 358 persons. Full time equivalent employees were 322. The Company believes that its employee relations are satisfactory.

 Competition

   The Banking and financial services industry in California generally, and in the Company's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The Company competes with other major commercial banks, diversified financial institutions, savings banks, credit unions, savings and loan associations, money market and other mutual funds, mortgage companies, and a variety of other nonbanking financial services and advisory companies. Federal legislation in recent years seems to favor competition between different types of financial service providers and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

   Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company. In order to compete with other financial service providers, the Company relies upon personal contact by its officers, directors, employees, and shareholders, along with various promotional activities and specialized services. In those instances where the Company is unable to accommodate a customer's needs, the Company may arrange for those services to be provided through its correspondents.

 Government Policies

   The Company and the Bank are influenced by prevailing economic conditions, monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System. The actions and policy directives of the Federal Reserve Board determine, to a significant degree, the cost and the availability of funds obtained from money market sources for lending and investing. Federal Reserve Board policies and regulations also influence, directly and indirectly, the rates of interest paid by commercial banks on their time and savings deposits through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect the interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact of future changes in such policies on the Company of future changes in economic conditions and monetary and fiscal policies are not predictable.

 Supervision and Regulation

   General

   Bank holding companies and banks are extensively regulated under both federal and state law. The regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of the Company. Set forth below is a summary description of the material laws and regulations, which relate to the operations of the Company and the Bank. This description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

   In recent years significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress, the state legislature and before the various Bank regulatory agencies. These proposals may increase or decrease the cost of doing business, limiting or expanding permissible activities, or enhance the competitive position of other financial service providers. The likelihood and timing of any such proposals or bills and the impact they might have on the Company and its subsidiaries cannot be predicted.

   The Company

   The Company is a registered bank holding company and is subject to regulation under the Bank Holding Company Act of 1956, as amended. Accordingly, the Company's operations, and its subsidiaries are subject to extensive regulation and examination by the Board of Governors of the Federal Reserve System (FRB). The Company is required to file with the FRB quarterly and annual reports and such additional information as the FRB may require pursuant to the Bank Holding Company Act. The FRB conducts periodic examinations of the Company and its subsidiaries.

   The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries of affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

   Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with an extension of credit, lease or sale of property or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transitions between Farmers & Merchants Bancorp and its subsidiaries. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "Capital."

   Directors, officers and principal shareholders of Farmers & Merchants Bancorp, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of business. Any loans and commitments to lend included in such transactions are made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risks of collectibility or presenting other unfavorable features.

   The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting share of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Removal of many of the activity limitations is currently under review by Congress, but whether any legislation liberalizing permitted bank holding company activities will be enacted is not known.

   Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Boards' policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

   The Company's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act.

   The Bank

   The Bank, as a California chartered bank, is subject to primary supervision, periodic examination and regulation by the California Department of Financial Institutions ("DFI") and the FRB. If, as a result of an examination of the Bank, the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FRB. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank's deposit insurance, which for a California chartered bank would result in a revocation of the Bank's charter. The DFI has many of the same remedial powers.

   Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statues and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "Capital."

   Dividends and Other Transfer of Funds

   Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $11.9 million at December 31, 1999.

   The FRB and the DFI also have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the Bank in question and other factors, that the FRB and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the FRB and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The DFI may impose similar limitations on the Bank. See "Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "Capital Standards" for a discussion of these additional restrictions on capital distributions.

   The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designate amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliates are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restriction with respect to transactions involving the transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. Business--Supervision and Regulation--Prompt Corrective Action and Other Enforcement Mechanisms."

 Capital

   The Federal Reserve Board and the FDIC have established risk-based minimum capital guidelines with respect to the maintenance of appropriate levels of capital by United States Banking organizations. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

   The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios.

   As of December 31, 1999 and 1998 the Company and the Bank's risk-based capital ratios were as follows:

                                                                 To Be Well
                                                              Capitalized Under
                                                             Regulatory Capital
                                        Regulatory Capital    Prompt Corrective
                            Actual         Requirements       Action Provisions
(in thousands)           -------------  -------------------  -------------------
December 31, 1999        Amount  Ratio    Amount    Ratio      Amount    Ratio
-----------------        ------- -----  -------------------  ---------- --------
Total Bank Capital to
 Risk Weighted Assets... $89,573 16.70% $    42,915     8.0% $   53,644    10.0%
Total Consolidated
 Capital to Risk
 Weighted Assets........ $90,784 16.92% $    42,922     8.0% $   53,653    10.0%
Tier I Bank Capital to
 Risk Weighted Assets... $82,829 15.44% $    21,458     4.0% $   32,187     6.0%
Tier I Consolidated
 Capital to Risk
 Weighted Assets........ $84,040 15.66% $    21,461     4.0% $   32,192     6.0%
Tier I Bank Capital to
 Average Assets......... $82,829 10.37% $    31,938     4.0% $   39,923     5.0%

December 31, 1998
-----------------
Total Capital to Risk
 Weighted Assets........ $84,106 20.80% $    32,344     8.0% $   40,431    10.0%
Tier I Capital to Risk
 Weighted Assets........ $79,009 19.54% $    16,172     4.0% $   24,258     6.0%
Tier I Capital to
 Average Assets......... $79,009 11.45% $    27,598     4.0% $   34,497     5.0%

 Prompt Corrective Action

   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" Company must develop a capital restoration plan. At December 31, 1999 the Company exceeded all of the required ratios for classification as "well capitalized."

   An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions.

   Banking agencies have also adopted regulations which mandate that regulators take into consideration (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital incorporate a measure for market risk. In accordance with the amended guidelines, the Company and any Company with significant trading activity must incorporate a measure for market risk in their regulatory capital calculations.

   In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the supervising agencies for unsafe or unsound practices in conducting their businesses for violations of law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions vary commensurate with the severity of the violation.

 Safety and Soundness Standards

   The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and
(vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, any insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

 Premiums for Deposit Insurance

   The Company's deposit accounts are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operation, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

   The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1999, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups." Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

 The Community Reinvestment Act ("CRA")

   The Bank is subject to certain fair lending requirements and reporting obligations involving lending, investing and other CRA activities. CRA requires each Company to identify the communities served by the Company's offices and to identify the types of credit and investments the Company is prepared to extend within such communities including low and moderated income neighborhoods. It also requires the Company's regulators to assess the Company's performance in meeting the credit needs of its community and to take such assessment into consideration in reviewing application for mergers, acquisitions and other transactions, such as the Branch Acquisition. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA in consideration when regulating and supervising other banking activities.

   A Bank's compliance with its CRA obligations is based on a performance based evaluation system which bases CRA ratings on an institution's lending service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Company completed a CRA examination during 1998, and received a satisfactory rating in complying with its CRA obligations.

Risk Factors that May Affect Future Results

   The following discusses certain factors that may affect the Company's financial results and operations and should be considered in evaluating the Company.

   Economic Conditions and Geographic Concentration. The Company's operations are located in Sacramento, San Joaquin, Stanislaus and Merced Counties, in the Central Valley of California. As a result of this geographic concentration, the Company's results depend largely upon economic conditions in these areas. A deterioration in economic conditions in the Company's market areas could have a material adverse impact on the quality of the Company's loan portfolio, the demand for its products and services and its financial condition and results of operations.

   Interest Rates. The Company's earnings are impacted by changing interest rates. Changes in interest rates impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and securities and the rates paid on deposits and borrowings. The Company does not attempt to predict interest rates and positions the balance sheet in a manner to minimize the affects of changing interest rates. However, significant fluctuations in interest rates may have an adverse affect on the Company's financial condition and results of operations.

   Government Regulations and Monetary Policy. The banking industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in existing loans, or repeals of existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company and a material change in these conditions could have a material adverse impact on the Company's financial condition and results of operations.

   Competition. The banking and financial services business in the Company's market areas is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation amount financial services providers. The results of the Company may differ if circumstances affecting the nature or level of completion change.

   Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's results.

Statistical Disclosure

   The tables on the following pages set forth certain statistical information for Farmers & Merchants Bancorp on a consolidated basis. Averages are computed on a daily average basis. This information should be read in conjunction with "Management's Discussion and Analysis" in the Company's 1999 Annual Report to Shareholders', located in Exhibit 13, incorporated herein by reference, and with the Company's Consolidated Financial Statements and the Notes thereto included in Company's 1999 Annual Report to Shareholders, located in Exhibit 13, incorporated herein by reference.

               Year-to-Date Average Balances and Interest Rates

              (Interest and Rates on a Taxable Equivalent Basis)
                                (in thousands)

                                                         Twelve Months Ended
                                                            December 1999
                                                       ------------------------
                                                       Balance   Interest Rate
                                                       --------  -------- -----
Assets
Federal Funds Sold...................................  $ 15,580  $   793   5.09%
Investment Securities Available-for-Sale
 U.S. Treasuries.....................................    21,145    1,116   5.28%
 U.S. Agencies.......................................     8,864      547   6.17%
 Municipals..........................................    24,014    1,543   6.42%
 Mortgage Backed Securities..........................   242,092   14,828   6.12%
 Other...............................................     4,350      241   5.54%
                                                       --------  -------  -----
  Total Investment Securities Available-for-Sale.....   300,465   18,275   6.08%
                                                       --------  -------  -----
Investment Securities Held-to-Maturity
 U.S. Treasuries.....................................       807       49   6.07%
 U.S. Agencies.......................................     1,993       93   4.67%
 Municipals..........................................    50,185    3,861   7.69%
 Mortgage Backed Securities..........................        --       --   0.00%
 Other...............................................       975      110  11.28%
                                                       --------  -------  -----
  Total Investment Securities Held-to-Maturity.......    53,960    4,113   7.62%
                                                       --------  -------  -----
Loans
 Real Estate.........................................   231,955   22,382   9.65%
 Commercial..........................................   111,233   10,276   9.24%
 Installment.........................................    16,319    1,519   9.31%
 Credit Card.........................................     2,917      395  13.54%
 Municipal...........................................       330       21   6.36%
                                                       --------  -------  -----
  Total Loans........................................   362,754   34,593   9.54%
                                                       --------  -------  -----
  Total Earning Assets...............................   732,759  $57,773   7.88%
                                                                 =======  =====
Unrealized Gain/(Loss) on Securities Available for
 Sale................................................    (1,983)
Reserve for Loan Losses..............................    (9,097)
Cash and Due From Banks..............................    25,240
All Other Assets.....................................    27,801
                                                       --------
  Total Assets.......................................  $774,720
                                                       ========


Liabilities & Shareholders' Equity
Interest Bearing Deposits
 Transaction.........................................  $ 63,298  $   715   1.13%
 Savings.............................................   184,547    4,140   2.24%
 Time Deposits Over $100,000.........................    71,015    3,335   4.70%
 Time Deposits Under $100,000........................   176,337    8,310   4.71%
                                                       --------  -------  -----
  Total Interest Bearing Deposits....................   495,197   16,500   3.33%
Other Borrowed Funds.................................    43,585    2,362   5.42%
                                                       --------  -------  -----
  Total Interest Bearing Liabilities.................   538,782  $18,862   3.50%
                                                                 =======  =====
Demand Deposits......................................   146,529
All Other Liabilities................................     6,418
                                                       --------
  Total Liabilities..................................   691,729
Shareholders' Equity.................................    82,991
                                                       --------
  Total Liabilities & Shareholders' Equity...........  $774,720
                                                       ========
Net Interest Margin..................................                      5.31%
                                                                          =====

--------
Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period. Loan Fees are included in interest income for loans. Unearned discount is included for rate calculation purposes. Nonaccrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

               Year-to-Date Average Balances and Interest Rates

              (Interest and Rates on a Taxable Equivalent Basis)
                                (in thousands)

                                                        Twelve Months Ended
                                                           December 1998
                                                      ------------------------
                                                      Balance   Interest Rate
                                                      --------  -------- -----
Assets
Federal Funds Sold..................................  $ 17,665  $   943   5.34%
Investment Securities Available-for-Sale
 U.S. Treasuries....................................    12,024      721   6.00%
 U.S. Agencies......................................    28,767    1,949   6.78%
 Municipals.........................................    11,304      726   6.42%
 Mortgage Backed Securities.........................   199,319   12,549   6.30%
 Other..............................................     3,708      241   6.50%
                                                      --------  -------  -----
  Total Investment Securities Available-for-Sale....   255,122   16,186   6.34%
                                                      --------  -------  -----
Investment Securities Held-to-Maturity U.S.
 Treasuries.........................................     2,015      120   5.96%
 U.S. Agencies......................................    19,216    1,080   5.62%
 Municipals.........................................    60,600    4,793   7.91%
 Mortgage Backed Securities.........................         0        0   0.00%
 Other..............................................     1,146      135  11.78%
                                                      --------  -------  -----
  Total Investment Securities Held-to-Maturity......    82,977    6,128   7.39%
                                                      --------  -------  -----
Loans
 Real Estate........................................   186,840   18,896  10.11%
 Commercial.........................................    91,983    9,042   9.83%
 Installment........................................    12,807    1,358  10.60%
 Credit Card........................................     2,865      400  13.96%
 Municipal..........................................       127       11   8.66%
                                                      --------  -------  -----
  Total Loans.......................................   294,622   29,707  10.08%
                                                      --------  -------  -----
  Total Earning Assets..............................   650,386  $52,964   8.14%
                                                                =======  =====
Unrealized Gain/(Loss) on Securities Available for
 Sale...............................................       401
Reserve for Loan Losses.............................    (7,889)
Cash and Due From Banks.............................    22,739
All Other Assets....................................    24,304
                                                      --------
  Total Assets......................................  $689,941
                                                      ========


Liabilities & Shareholders' Equity
Interest Bearing Deposits
 Transaction........................................  $ 56,242  $   768   1.37%
 Savings............................................   177,301    4,025   2.27%
 Time Deposits Over $100,000........................    62,129    3,193   5.14%
 Time Deposits Under $100,000.......................   153,109    7,794   5.09%
                                                      --------  -------  -----
  Total Interest Bearing Deposits...................   448,781   15,780   3.52%
Other Borrowed Funds................................    29,899    1,648   5.51%
                                                      --------  -------  -----
  Total Interest Bearing Liabilities................   478,680  $17,428   3.64%
                                                                =======  =====
Demand Deposits.....................................   126,470
All Other Liabilities...............................     5,453
  Total Liabilities.................................   610,603
Shareholders' Equity................................    79,338
                                                      --------
  Total Liabilities & Shareholders' Equity..........  $689,941
                                                      ========
Net Interest Margin.................................                      5.46%
                                                                         =====

--------
Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period. Loan Fees are included in interest income for loans. Unearned discount is included for rate calculation purposes. Nonaccrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

               Year-to-Date Average Balances and Interest Rates

              (Interest and Rates on a Taxable Equivalent Basis)
                                (in thousands)

                                                         Twelve Months Ended
                                                            December 1997
                                                       ------------------------
                                                       Balance   Interest Rate
                                                       --------  -------- -----
Assets
Federal Funds Sold...................................  $ 13,002  $   724   5.57%
Investment Securities Available-for-Sale
 U.S. Treasuries.....................................    14,476      890   6.15%
 U.S. Agencies.......................................    49,079    3,004   6.12%
 Municipals..........................................     6,841      512   7.48%
 Mortgage Backed Securities..........................   131,123    8,240   6.28%
 Other...............................................     5,132      280   5.46%
                                                       --------  -------  -----
  Total Investment Securities Available-for-Sale.....   206,651   12,926   6.25%
                                                       --------  -------  -----
Investment Securities Held-to-Maturity
 U.S. Treasuries.....................................     3,587      229   6.38%
 U.S. Agencies.......................................    36,941    2,132   5.77%
 Municipals..........................................    66,954    5,460   8.16%
 Mortgage Backed Securities..........................         0        0   0.00%
 Other...............................................     1,446      135   9.34%
                                                       --------  -------  -----
  Total Investment Securities Held-to-Maturity.......   108,928    7,956   7.30%
                                                       --------  -------  -----
Loans
 Real Estate.........................................   168,949   16,976  10.05%
 Commercial..........................................    79,457    7,784   9.80%
 Installment.........................................    10,756    1,104  10.26%
 Credit Card.........................................     2,959      409  13.82%
 Municipal...........................................       396       30   7.58%
                                                       --------  -------  -----
  Total Loans........................................   262,517   26,303  10.02%
                                                       --------  -------  -----
  Total Earning Assets...............................   591,098  $47,909   8.11%
                                                                 =======  =====
Unrealized Gain/(Loss) on Securities Available for
 Sale................................................        (4)
Reserve for Loan Losses..............................    (7,631)
Cash and Due From Banks..............................    23,706
All Other Assets.....................................    27,431
                                                       --------
  Total Assets.......................................  $634,600
                                                       ========


Liabilities & Shareholders' Equity
Interest Bearing Deposits
 Transaction.........................................  $ 51,896  $   840   1.62%
 Savings.............................................   181,917    4,703   2.59%
 Time Deposits Over $100,000.........................    63,765    3,347   5.25%
 Time Deposits Under $100,000........................   145,972    7,432   5.09%
                                                       --------  -------  -----
  Total Interest Bearing Deposits....................   443,550   16,322   3.68%
Other Borrowed Funds.................................     1,784      100   5.61%
                                                       --------  -------  -----
  Total Interest Bearing Liabilities.................   445,334  $16,422   3.69%
                                                                 =======  =====
Demand Deposits......................................   112,439
All Other Liabilities................................     3,007
                                                       --------
  Total Liabilities..................................   560,780
Shareholders' Equity.................................    73,820
                                                       --------
  Total Liabilities & Shareholders' Equity...........  $634,600
                                                       ========
Net Interest Margin..................................                      5.33%
                                                                          =====

--------
Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period. Loan Fees are included in interest income for loans. Unearned discount is included for rate calculation purposes. Nonaccrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

               Volume and Rate Analysis of Net Interest Revenue

                     (Rates on a Taxable Equivalent Basis)
                                (in thousands)

                                                         1999 versus 1998
                                                        Amount of Increase
                                                         (Decrease) Due to
                                                            Change in:
                                                      -------------------------
                                                      Average  Average    Net
                                                      Volume    Rate    Change
                                                      -------  -------  -------
Interest Earning Assets
Federal Funds Sold................................... $  (107) $   (43) $  (150)
Investment Securities Available-for-Sale
 U.S. Treasuries.....................................     490      (95)     395
 U.S. Agencies.......................................  (1,241)    (161)  (1,402)
 Municipals..........................................     816        0      816
 Mortgage Backed Securities..........................   2,628     (349)   2,279
 Other...............................................      39      (39)       0
                                                      -------  -------  -------
   Total Investment Securities Available-for-Sale....   2,732     (644)   2,088
                                                      -------  -------  -------
Investment Securities Held-to-Maturity
 U.S. Treasuries.....................................     (73)       2      (71)
 U.S. Agencies.......................................    (830)    (157)    (987)
 Municipals..........................................    (805)    (127)    (932)
 Mortgage Backed Securities..........................       0        0        0
 Other...............................................     (19)      (6)     (25)
                                                      -------  -------  -------
   Total Investment Securities Held-to-Maturity......  (1,727)    (288)  (2,015)
                                                      -------  -------  -------
Loans:
 Real Estate.........................................   4,387     (900)   3,486
 Commercial..........................................   1,804     (570)   1,234
 Installment.........................................     341     (180)     161
 Credit Card.........................................       7      (12)      (5)
 Other...............................................      14       (4)      10
                                                      -------  -------  -------
   Total Loans.......................................   6,553   (1,666)   4,886
                                                      -------  -------  -------
   Total Earning Assets..............................   7,451   (2,641)   4,809
                                                      -------  -------  -------
Interest Bearing Liabilities
Interest Bearing Deposits:
 Transaction.........................................      89     (143)     (53)
 Savings.............................................     162      (48)     115
 Time Deposits Over $100,000.........................     432     (289)     142
 Time Deposits Under $100,000........................   1,123     (608)     516
                                                      -------  -------  -------
   Total Interest Bearing Deposits...................   1,807   (1,087)     720
Other Borrowed Funds.................................     742      (28)     714
                                                      -------  -------  -------
   Total Interest Bearing Liabilities................   2,549   (1,115)   1,434
                                                      -------  -------  -------
Total Change......................................... $ 4,902  $(1,526) $ 3,375
                                                      =======  =======  =======

--------
Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change." The above figures have been rounded to the nearest whole number.

               Volume and Rate Analysis of Net Interest Revenue

                     (Rates on a Taxable Equivalent Basis)
                                (in thousands)

                                                          1998 versus 1997
                                                         Amount of Increase
                                                          (Decrease) Due to
                                                             Change in:
                                                       ------------------------
                                                       Average  Average   Net
                                                       Volume    Rate   Change
                                                       -------  ------- -------
Interest Earning Assets
Federal Funds Sold.................................... $   250   $ (31) $   219
Investment Securities Available-for-Sale
 U.S. Treasuries......................................    (148)    (22)    (169)
 U.S. Agencies........................................  (1,349)    294   (1,055)
 Municipals...........................................     295     (80)     214
 Mortgage Backed Securities...........................   4,294      15    4,309
 Other................................................     (87)     48      (39)
                                                       -------   -----  -------
   Total Investment Securities Available-for-Sale.....   3,005     255    3,260
                                                       -------   -----  -------
Investment Securities Held-to-Maturity
 U.S. Treasuries......................................     (94)    (14)    (109)
 U.S. Agencies........................................    (998)    (54)  (1,052)
 Municipals...........................................    (506)   (161)    (667)
 Mortgage Backed Securities...........................       0       0        0
 Other................................................     (31)     31        0
                                                       -------   -----  -------
   Total Investment Securities Held-to-Maturity.......  (1,629)   (198)  (1,828)
                                                       -------   -----  -------
Loans:
 Real Estate..........................................   1,809     112    1,920
 Commercial...........................................   1,231      27    1,258
 Installment..........................................     217      38      254
 Credit Card..........................................     (13)      4       (9)
 Other................................................     (22)      3      (19)
                                                       -------   -----  -------
   Total Loans........................................   3,222     184    3,404
                                                       -------   -----  -------
   Total Earning Assets...............................   4,848     210    5,055
                                                       -------   -----  -------
Interest Bearing Liabilities
Interest Bearing Deposits:
 Transaction..........................................      66    (138)     (72)
 Savings..............................................    (116)   (562)    (678)
 Time Deposits Over $100,000..........................     (85)    (69)    (154)
 Time Deposits Under $100,000.........................     363      (1)     362
                                                       -------   -----  -------
   Total Interest Bearing Deposits....................     228    (770)    (542)
 Other Borrowed Funds.................................   1,550      (2)   1,548
                                                       -------   -----  -------
   Total Interest Bearing Liabilities.................   1,778    (772)   1,006
                                                       -------   -----  -------
Total Change.......................................... $ 3,070   $ 982  $ 4,049
                                                       =======   =====  =======

--------
Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change." The above figures have been rounded to the nearest whole number.

Investment Portfolio

   The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

                             Available Held to  Available Held to  Available Held to
                             for Sale  Maturity for Sale  Maturity for Sale  Maturity
                             --------- -------- --------- -------- --------- --------
December 31: (in thousands)         1999               1998               1997
---------------------------  ------------------ ------------------ ------------------
U. S. Treasury.............  $ 11,875  $     0  $  9,099  $ 2,006  $ 18,292  $  2,022
U. S. Agency...............     7,013    1,995    12,138    1,990    39,053    33,158
Municipal..................    23,042   46,423    24,047   55,088     1,013    62,478
Mortgage-Backed
 Securities................   251,003        0   257,644        0   185,698        --
Other......................     4,647      857     9,377    1,068     3,140     1,271
                             --------  -------  --------  -------  --------  --------
   Total Book Value........  $297,580  $49,275  $312,305  $60,152  $247,196  $ 98,929
                             ========  =======  ========  =======  ========  ========
   Fair Value..............  $297,580  $49,411  $312,305  $62,149  $247,196  $100,658
                             ========  =======  ========  =======  ========  ========

Analysis of Investment Securities Available-for-Sale

   The following table is a summary of the relative maturities and yields of Farmers & Merchants Bank of Central California's investment securities Available-for-Sale as of December 31, 1999. Yields on Municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period.

Investment Securities Available-for-Sale                          Fair   Average
December 31, 1999 (in thousands)                                 Value    Yield
----------------------------------------                        -------- -------
U.S. Treasury
 One year or less.............................................     2,006  6.04%
 After one year through five years............................     9,869  5.16%
 After five years through ten years...........................        --    --
 After ten years..............................................        --    --
                                                                --------  ----
  Total U.S. Treasury Securities..............................    11,875  5.31%
                                                                --------  ----
U.S. Agency
 One year or less.............................................        --    --
 After one year through five years............................     7,013  5.80%
 After five years through ten years...........................        --    --
 After ten years..............................................        --    --
                                                                --------  ----
  Total U.S. Agency Securities................................     7,013  5.80%
                                                                --------  ----
Municipal
 One year or less.............................................     1,000  6.65%
 After one year through five years............................     5,157  6.32%
 After five years through ten years...........................    13,381  6.49%
 After ten years..............................................     3,504  6.51%
                                                                --------  ----
  Total Municipal Securities..................................    23,042  6.46%
                                                                --------  ----
Mortgage-Backed Securities
 One year or less.............................................     8,759  6.84%
 After one year through five years............................   194,843  6.35%
 After five years through ten years...........................    46,640  6.75%
 After ten years..............................................       761  7.04%
                                                                --------  ----
  Total Mortgage-Backed Securities............................   251,003  6.44%
                                                                --------  ----
Other
 One year or less.............................................     4,647  6.56%
 After one year through five years............................        --    --
 After five years through ten years...........................        --    --
 After ten years..............................................        --    --
                                                                --------  ----
  Total Other Securities......................................     4,647  6.56%
                                                                --------  ----
  Total Investment Securities Available-for-Sale..............  $297,580  6.39%
                                                                ========  ====

-------
Note: The average yield for floating rate securities is calculated using the current stated yield.

Analysis of Investment Securities Held-to-Maturity

   The following table is a summary of the relative maturities and yields of Farmers & Merchants Bank of Central California's investment securities Held-to-Maturity as of December 31, 1999. Yields on Municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period.

Investment Securities Held-to-Maturity                            Fair   Average
December 31, 1999 (in thousands)                                  Value   Yield
--------------------------------------                           ------- -------
U.S. Treasury
 One year or less..............................................       --    --
 After one year through five years.............................       --    --
 After five years through ten years............................       --    --
 After ten years...............................................       --    --
                                                                 -------  ----
  Total U.S. Treasury Securities...............................       --    --
                                                                 -------  ----
U.S. Agency
 One year or less..............................................       --    --
 After one year through five years.............................    1,995  5.93%
 After five years through ten years............................       --    --
 After ten years...............................................       --    --
                                                                 -------  ----
  Total U.S. Agency Securities.................................    1,995  5.93%
                                                                 -------  ----
Municipal
 One year or less..............................................    7,494  7.90%
 After one year through five years.............................   21,884  7.58%
 After five years through ten years............................   16,691  7.30%
 After ten years...............................................      354  6.73%
                                                                 -------  ----
  Total Municipal Securities...................................   46,423  7.52%
                                                                 -------  ----
Other
 One year or less..............................................       --    --
 After one year through five years.............................       --    --
 After five years through ten years............................       --    --
 After ten years...............................................      857  8.97%
                                                                 -------  ----
  Total Other Securities.......................................      857  8.97%
                                                                 -------  ----
  Total Investment Securities..................................  $49,275  7.49%
                                                                 =======  ====

Loan Data (in thousands)

   The following table shows the Bank's loan composition by type of loan.

                                                   December 31,
                                   --------------------------------------------
                                     1999     1998     1997     1996     1995
                                   -------- -------- -------- -------- --------
 Real Estate...................... $222,354 $180,468 $150,804 $141,408 $141,574
 Real Estate Construction.........   39,186   26,529   25,796   24,972   27,928
 Commercial.......................  129,969  105,403   79,977   84,073   75,136
 Installment......................   18,953   14,035   12,322    9,690   10,905
 Credit Card......................    3,235    2,989    2,873    3,276    3,212
 Other............................       60       64      128      152      175
                                   -------- -------- -------- -------- --------
Total Loans.......................  413,757  329,488  271,900  263,571  258,930
Less:
 Unearned Income..................      348      310      294      284      441
 Reserve for Possible Loan
  Losses..........................    9,787    8,589    7,188   10,031    7,089
                                   -------- -------- -------- -------- --------
Loans, Net........................ $403,622 $320,589 $264,418 $253,256 $251,400
                                   ======== ======== ======== ======== ========

   There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

Non-Performing Loans (in thousands)

                                                  December 31,
                                       ---------------------------------------
                                        1999    1998    1997    1996    1995
                                       ------  ------  ------  ------  -------
Nonaccrual Loans
 Real Estate.........................  $  754  $3,997  $4,911  $5,881  $ 8,441
 Commercial..........................   1,713     595     580   1,055    4,711
 Installment.........................      32       9       7      18      106
 Credit Card.........................       0       0       0       0        0
 Other...............................       0       0       0       0        0
                                       ------  ------  ------  ------  -------
Total Nonaccrual Loans...............   2,499   4,601   5,498   6,954   13,258
                                       ------  ------  ------  ------  -------
Accruing Loans Past Due 90 Days or
 More
 Real Estate.........................       0       0       0     357        0
 Commercial..........................       0       0       0       0        0
 Installment.........................       0       0       0       1        5
 Credit Card.........................      12      23       6      31       33
 Other...............................       0       0       0       0        0
                                       ------  ------  ------  ------  -------
Total Accruing Loans Past Due 90 Days
 or More.............................      12      23       6     389       38
                                       ------  ------  ------  ------  -------
Total Non-Performing Loans...........  $2,511  $4,624  $5,504  $7,343  $13,296
                                       ======  ======  ======  ======  =======

Other Real Estate Owned..............  $  204  $  636  $2,231  $2,805  $ 2,584

Non-Performing Loans as a Percent of
 Total Loans.........................    0.61%   1.40%   2.02%   2.79%    5.13%
                                       ======  ======  ======  ======  =======
Allowance for Possible Loan Losses as
 a Percent of Total Loans............    2.37%   2.61%   2.64%   3.81%    2.74%
                                       ======  ======  ======  ======  =======

   The Bank's policy is to place loans (Excluding Credit Card Loans) on nonaccrual status when the principal or interest is past due for ninety days or more unless it is both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Thereafter interest is recognized as income only as it is collected in cash. The gross interest income that would have been recorded if the loans had been current for the year ending December 31, 1999 was $48,000. For a discussion of impaired loan policy see Note 4 in the Bank's 1999 Annual Report.

Maturities and Rate Sensitivity of Loans (in thousands)

   The following table shows the maturity distribution and interest rate sensitivity of loans of the Bank on December 31, 1999

                                           Over One
                                           Year to    Over
                                 One Year    Five     Five
                                 or Less    Years     Years    Total    Percent
                                 --------  --------  -------  --------  -------
Real Estate..................... $ 90,072  $129,863  $41,605  $261,540   66.80%
Commercial......................   78,218    41,098   10,653   129,969   33.20%
                                 --------  --------  -------  --------  ------
   Total........................ $168,290  $170,961  $52,258  $391,509  100.00%
                                 ========  ========  =======  ========  ======


Rate Sensitivity:
 Predetermined Rate............. $ 20,071  $ 55,529  $26,759  $102,359   26.14%
 Floating Rate..................  148,219   115,432   25,499   289,150   73.86%
                                 --------  --------  -------  --------  ------
   Total........................ $168,290  $170,961  $52,258  $391,509  100.00%
                                 ========  ========  =======  ========  ======
Percent.........................    42.98%    43.67%   13.35%   100.00%
                                 ========  ========  =======  ========

   The "One Year Or Less" column includes Demand loans, Overdrafts and Past Due Loans. Farmers & Merchants Bank does not have an automatic rollover policy for maturing loans.

Commitments and Lines of Credit

   It is not the policy of the Bank to issue formal commitments or lines of credit except to a limited number of well-established and financially responsible local commercial and agricultural enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of letters of credit to facilitate the customer's particular business transaction. Commitment fees are generally not charged except where letters of credit are involved. Commitments and lines of credit typically mature within one year.

Provision and Reserve for Loan Losses (in thousands)

   The following table summarizes the loan loss experience of Farmers & Merchants Bank of Central California for the periods indicated:

                                     1999    1998    1997     1996     1995
                                    ------  ------  -------  -------  -------
Balance at Beginning of Year....... $8,589  $7,188  $10,031  $ 7,089  $ 7,582
Provision Charged to Expense.......  1,700   1,400    5,450    4,000    1,000
Charge Offs:
 Real Estate.......................    794     194      892      803    1,723
 Commercial........................    405      91    7,672      226      286
 Installment.......................     80      73       78       99      141
 Credit Card.......................     30      73       94       93       60
 Other.............................      0       0        0        0        0
                                    ------  ------  -------  -------  -------
   Total Charge Offs............... $1,309  $  431  $ 8,736  $ 1,221  $ 2,210
                                    ------  ------  -------  -------  -------
Recoveries:
 Real Estate.......................      3       1      208       56      531
 Commercial........................    776     388      201       58      116
 Installment.......................     21      36       26       40       65
 Credit Card.......................      7       7        8        9        5
 Other.............................      0       0        0        0        0
                                    ------  ------  -------  -------  -------
   Total Recoveries................    807     432      443      163      717
                                    ------  ------  -------  -------  -------
Net Recoveries (Charge-Offs).......   (502)      1   (8,293)  (1,058)  (1,493)
                                    ------  ------  -------  -------  -------
Balance at End of Year*............ $9,787  $8,589  $ 7,188  $10,031  $ 7,089
                                    ======  ======  =======  =======  =======
Ratios:
Consolidated Reserve for Loan
 Losses to:
 Loans at Year End.................   2.37%   2.61%    2.64%    3.81%    2.74%
 Average Loans.....................   2.70%   2.92%    2.74%    3.78%    2.90%
Consolidated Net Charge-Offs to:
 Loans at Year End.................   0.12%   0.00%    3.05%    0.40%    0.58%
 Average Loans.....................   0.14%   0.00%    3.16%    0.40%    0.61%

   For a description of the Bank's policy regarding the Reserve for Loan Losses, see Note 1 in the Notes to the Consolidated Financial Statements of the 1999 Annual Report.

Allocation of the Reserve for Loan Losses (in thousands)

                                             Amount of Allowance Reserve at
                                                      December 31,
                                           -----------------------------------
                                            1999   1998   1997   1996    1995
                                           ------ ------ ------ ------- ------
Real Estate............................... $2,609 $3,107 $3,020 $ 3,658 $4,150
Real Estate Construction..................    461    456    516     646    820
Commercial................................  3,382  2,530  1,927   5,598  1,221
Installment...............................    147    229     82      55     51
Other--Including Management's Economic
 Judgment Factor..........................  2,081    673     62      67     54
Unallocated...............................  1,107  1,594  1,581       7    793
                                           ------ ------ ------ ------- ------
   Total.................................. $9,787 $8,589 $7,188 $10,031 $7,089
                                           ====== ====== ====== ======= ======

Distribution of Loans by Type

                                                Percent of Loans in Each
                                               Category to Total Loans at
                                                      December 31,
                                              ---------------------------------
                                              1999   1998   1997   1996   1995
                                              -----  -----  -----  -----  -----
Real Estate..................................  53.7%  54.8%  55.5%  53.7%  54.7%
Real Estate Construction.....................   9.5%   8.1%   9.5%   9.5%  10.8%
Commercial...................................  31.4%  32.0%  29.4%  31.9%  29.0%
Installment..................................   4.6%   4.3%   4.5%   3.7%   4.2%
Other........................................   0.8%   0.9%   1.1%   1.3%   1.3%
                                              -----  -----  -----  -----  -----
   Total..................................... 100.0% 100.0% 100.0% 100.0% 100.0%
                                              =====  =====  =====  =====  =====

Analysis of Certificates of Deposit (In thousands)

   The following table sets forth, by time remaining to maturity, the Bank's time deposits in amounts of $100,000 or more for the periods indicated.

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
Time Deposits of $100,000 or More
 Three Months or Less.......................................... $23,594 $32,146
 Over Three Months Through Six Months..........................  22,235  17,516
 Over Six Months Through Twelve Months.........................  23,143  11,009
 Over Twelve Months............................................   5,287   1,700
                                                                ------- -------
   Total Time Deposits of $100,000 or More..................... $74,259 $62,371
                                                                ======= =======

   Refer to the Year-To-Date Average Balances and Rate Schedules for information on separate deposit categories.

Return on Equity and Assets

   Refer to the Five Year Financial Summary of Operations located in the Bank's Annual Report for the year ending December 31, 1999.

Short-Term Borrowings

   Refer to Note 9. of the Bank's Annual Report for the year ending December 31, 1999.

Item 2. Properties

   Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi California. Executive offices are located at 121 W. Pine Street.

   Banking services are provided in eighteen locations in the Company's service area. Of the eighteen locations, fourteen are owned and four are leased. The expiration of the leases occurs between the years 2000 and 2001.

Item 3. Legal Proceedings

   In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal council, is of the opinion that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to shareholders during the fourth quarter of 1999.

Item 4(A). Executive Officers of the Registrant

   As of January 18, 2000, the principal officers of the Company are:

                            Year
 Name                     of Birth Principal Occupation During Past Five Years
 ----                     -------- -------------------------------------------
 Kent A. Steinwert.......   1952   President and Chief Executive Officer of the
                                   Banksince 8/18/1997
                                   Elected to Board of Directors, 10/27/1998
                                   President and Chief Executive Officer of the
                                   Company since 3/09/1999
                                   Former Bank America Southern California
                                   Regional Sales and Marketing Manager

 Richard S. Erichson.....   1947   Executive Vice President, Senior Credit
                                   Officer of the Bank Since 12/14/1998
                                   Executive Vice President, Senior Credit
                                   Officer of the Company Since 3/09/1999
                                   Former Bank of America Vice President,
                                   Senior Commercial Portfolio Manager

 Donald H. Fraser........   1936   Executive Vice President, Chief Operating
                                   Officer, Secretary of the Bank Since
                                   4/20/1996, prior thereto, Senior Vice
                                   President and Chief Operating Officer of the
                                   Bank

 John R. Olson...........   1952   Executive Vice President & CFO, Treasurer of
                                   the Bank since 4/20/1996, Prior thereto,
                                   Senior Vice President and Chief Financial
                                   Officer of the Bank

 Douglas E. Eddy.........   1948   Senior Vice President, Branch Admin./Sales
                                   Management of the Bank since 2/1/1999, First
                                   Vice President and Credit Administrator of
                                   the Bank from April 1996 to December 1998,
                                   prior thereto, Vice President and Credit
                                   Administrator of the Bank

 Lamoin V. Schulz........   1946   Senior Vice President, Director of Personnel
                                   of the Bank Since 4/20/1998, prior thereto,
                                   First Vice President, Director of Personnel
                                   of the Bank

 Kenneth W. Smith........   1959   Senior Vice President, Commercial Credit
                                   Administrator Since 3/01/1999
                                   Former Bank of America Associate Commercial
                                   Banking Manager

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Matters

   The common stock of Farmers & Merchants Bancorp is not widely held nor is it actively traded. Consequently, it is not listed on any stock exchange or sold in the over-the-counter market.

   The following table summarizes the actual high and low selling prices for the Company's common stock since the first quarter of 1998.

                Calendar Quarter                                 High     Low
                ----------------                                ------- -------
           1999 Fourth quarter................................  $210.00 $210.00
                Third quarter.................................   207.00  165.00
                Second quarter................................   165.00  150.00
                First quarter.................................   150.00  150.00

           1998 Fourth quarter................................  $150.00 $150.00
                Third quarter.................................   150.00  150.00
                Second quarter................................   160.00  145.00
                First quarter.................................   145.00  135.00

   Beginning in 1975 and continuing through 1999, the Company has issued a 5% stock dividend annually.

Item 6. Selected Financial Data

   The selected financial data for the five years ended December 31, 1999, which appears in the Five-Year Financial Summary of the Company's 1999 Annual Report, located in Exhibit 13, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The management's discussion and analysis section of the Company's 1999 Annual Report, located in Exhibit 13, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

   The Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of the Company's 1999 Annual Report, located in Exhibit 13, are incorporated herein by reference.

   Statement

     Report of Management
     Independent Auditors' Report.
     Consolidated Statement of Income--Years ended December 31, 1999, 1998 and 1997.
     Consolidated Balance Sheet--December 31, 1999 and 1998.
    Consolidated Statement of Changes in Shareholders' Equity--Years ended
     December 31, 1999, 1998 and 1997.
     Consolidated Statement of Cash Flows--Years ended December 31, 1999, 1998 and 1997.
     Consolidated Statement of Comprehensive Income.
     Notes to Consolidated Financial Statements.
     Five Year Financial Summary of Operations
     Selected Quarterly Financial Data
     Managements Discussion and Analysis

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None

                                   PART III

Item 10. Directors and Executive Officers of the Company

   The information required by item 401 of Regulation S-K for this Item 10 with respect to the Directors is contained in the Company's 2000 Proxy Statement and is incorporated herein by reference. For information concerning the executive officers of the Company, see Item 4(A), "Executive Officers of the Registrant" above.

Item 11. Executive Compensation

   The information required by this section is contained in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this section is contained in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this section is contained in the Company's 2000 Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) (1)Financial Statements: Incorporated herein by reference, are listed in Item 8 hereof.

      (2) Financial Statement Schedules: None

      (3) Exhibits: See Exhibit Index

  (b) Reports on form 8-K filed during the last quarter of 1999: None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Farmers & Merchants Company
                                          of Central California
                                          (Registrant)
                                          By __________________________________
                                             John R. Olson
                                             Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2000.

                                        President and Chief Executive Officer
 ______________________________________
 Kent A. Steinwert


                                        Executive Vice PresidentSenior Credit
 ______________________________________ Officer
 Richard S. Erichson

                                        Executive Vice President Chief
 ______________________________________ Operations Officer
 Donald H. Fraser

                                        Executive Vice President & Chief
 ______________________________________ Financial Officer Principal Accounting
 John R. Olson                          Officer


 ______________________________________ ______________________________________
 Ole R. Mettler, Chairman               George D. Schiedeman, Director


 ______________________________________ ______________________________________
 Stewart Adams, Jr., Director           Hugh Steacy, Director


 ______________________________________ ______________________________________
 Ralph Burlington, Director             Robert F. Hunnell, Director


 ______________________________________ ______________________________________
 Calvin Suess, Director                 James E. Podesta, Director


 ______________________________________ ______________________________________
 Carl Wishek, Jr., Director             Harry C. Schumacher, Director

                               Index to Exhibits

 Exhibit
   No.                              Description
 -------                            -----------
 2       Plan of Reorganization as filed on Form 8-K dated April 30,
         1999, are incorporated herein by reference......................


 3(i)    Amended and Restated Certificate of Incorporation of Farmers &
         Merchants Bancorp, filed as Exhibit 3(i) to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.......

 3(ii)   By-Laws of Farmers & Merchants Bancorp, filed as Exhibit 3(i) to
         Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.......................................................

 10.1    Employment Agreement, dated July 8, 1997, between Farmers &
         Merchants Bank of Central California and Kent A. Steinwert,
         filed as Exhibit 10.1 to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.............................

 10.2    Employment Agreement, dated July 8, 1997, between Farmers &
         Merchants Bank of Central California and Richard S. Erichson,
         filed as Exhibit 10.2 to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.............................

 10.3    Deferred Bonus Plan of Farmers & Merchants Bank of Central
         California adopted as of March 2, 1999, filed as Exhibit 10.3 to
         Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.......................................................

 10.4    Amended and Restated Deferred Bonus Plan of Farmers & Merchants
         Bank of Central California, executed May 11, 1999, filed as
         Exhibit 10.4 to Registrant's 8-K dated April 30, 1999, is
         incorporated herein by reference................................

 13      Annual Report to Shareholders of Farmers & Merchants Bancorp for
         the year ended December 31, 1999................................


 21      Subsidiaries of the Registrant as of February 14, 2000..........


 27      Financial Data Schedule.........................................