Form 10-Q
period 2000-03-31
FARMERS & MERCHANTS BANCORP
filed 2000-05-15
CIK 1085913

                                   FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      or

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

For Quarter Ended March 31, 2000                Commission File Number:_________

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

                         Yes    [X]    No [_]

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 659,883 as of May 3, 2000.

This Form 10-Q contains 24 pages.

                          FARMERS & MERCHANTS BANCORP

                                   FORM 10-Q
                               TABLE OF CONTENTS

                                  ___________

PART I. - FINANCIAL INFORMATION                                                        Page
          ---------------------                                                        ----
         Item 1 - Financial Statements

                Consolidated Balance Sheets as of March 31, 2000
                December 31, 1999 and March 31, 1999.                                   3

                Consolidated Statements of Income for the Three Months
                Ended March 31, 2000 and 1999.                                          4

                Statement of Changes in Shareholders' Equity for the
                Three months ended March 31, 2000.                                      5

                Consolidated Statements of Comprehensive Income for the
                Three Months Ended March 31, 2000 and 1999.                             6

                Consolidated Statement of Cash Flows for the Three
                Months Ended March 31, 2000 and 1999.                                   7

                Notes to Consolidated Financial Statements                              8

         Item 2 - Management's Discussion and Analysis                                  9


PART II. - OTHER INFORMATION                                                           22
           -----------------

SIGNATURES                                                                             23
----------

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP

Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------------------
(in thousands)                                                           March 31,    December 31,     March 31,
                                                                           2000           1999           1999
Assets                                                                  (Unaudited)                   (Unaudited)
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents:
 Cash and Due From                                                      $   25,275    $    30,384     $   23,671
 Federal Funds Sold                                                          2,570         11,600         19,400
----------------------------------------------------------------------------------------------------------------
  Total Cash and Cash Equivalents                                           27,845         41,984         43,071

Investment Securities:
 Available-for Sale                                                        294,597        297,580        312,804
 Held-to-Maturity                                                           47,821         49,275         57,616
----------------------------------------------------------------------------------------------------------------
  Total Investment Securities                                              342,418        346,855        370,420
----------------------------------------------------------------------------------------------------------------

Loans                                                                      423,743        413,757        327,179
 Less: Unearned Income                                                        (365)          (348)          (315)
 Less: Allowance for Loan Losses                                           (10,265)        (9,787)        (8,586)
----------------------------------------------------------------------------------------------------------------
  Loans, Net                                                               413,113        403,622        318,278
----------------------------------------------------------------------------------------------------------------
Land, Buildings & Equipment                                                 12,743         12,707         11,633
Interest Receivable and Other Assets                                        13,483         14,713         12,658
----------------------------------------------------------------------------------------------------------------
  Total Assets                                                          $  809,602    $   819,881     $  756,060
================================================================================================================

Liabilities & Shareholders' Equity
Deposits:
 Demand                                                                 $  147,442    $   163,658     $  135,414
 Interest Bearing Transaction                                               77,220         86,503         59,363
 Savings                                                                   176,336        179,294        191,618
 Time Deposits Over $100,000                                               101,242         74,259         90,483
 Time Deposits Under $100,000                                              176,128        181,429        150,309
----------------------------------------------------------------------------------------------------------------
  Total Deposits                                                           678,368        685,143        627,187
----------------------------------------------------------------------------------------------------------------

Fed Funds Purchased/Borrowings                                              41,056         41,064         41,086
Other Liabilities                                                            7,532         13,473          6,394
----------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                        726,956        739,680        674,667
----------------------------------------------------------------------------------------------------------------

Shareholders' Equity
 Common Stock                                                                    7              7              7
 Additional Paid In Capital                                                 47,765         47,993         43,576
 Retained Earnings                                                          38,754         36,040         37,303
 Accumulated Other Comprehensive Income (Loss)                              (3,880)        (3,839)           507
----------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                82,646         80,201         81,393
----------------------------------------------------------------------------------------------------------------
  Total Liabilities & Shareholders' Equity                              $  809,602    $   819,881     $  756,060
================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Income (Unaudited)
------------------------------------------------------------------------------------------------------------------
(in thousands except for per share data)                                                        Three Months
                                                                                               Ended March 31,
                                                                                               2000        1999
------------------------------------------------------------------------------------------------------------------
Interest Income:
 Interest & Fees on Loans                                                                   $    9,679   $   7,420
 Federal Funds Sold                                                                                 48         237
 Securities:
  Investments Available-for-Sale:
   Taxable                                                                                       4,470       4,190
   Non-taxable                                                                                     223         234
  Investments Held-to-Maturity:
   Taxable                                                                                         123         153
   Non-taxable                                                                                     519         633
------------------------------------------------------------------------------------------------------------------
   Total Interest Income                                                                        15,062      12,867
------------------------------------------------------------------------------------------------------------------
Interest Expense:

 Interest Bearing Transaction                                                                      188         170
 Savings                                                                                         1,074       1,007
 Time Deposits Over $100,000                                                                     1,019         748
 Time Deposits Under $100,000                                                                    2,310       2,051
 Interest on Borrowed Funds                                                                        629         573
------------------------------------------------------------------------------------------------------------------
   Total Interest Expense                                                                        5,220       4,549
------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                                              9,842       8,319
Provision for Loan Losses                                                                          500         300
------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                                              9,342       8,019
------------------------------------------------------------------------------------------------------------------

Non-Interest Income

 Service Charges on Deposit Accounts                                                               845         760
 Net Gain (Loss) on Sale of Investment Securities                                                 (180)         90
 Other                                                                                           1,064         697
------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Income                                                                     1,729       1,547
------------------------------------------------------------------------------------------------------------------

Non-Interest Expense

 Salaries & Employee Benefits                                                                    3,841       3,586
 Occupancy                                                                                         850         913
 Other Operating                                                                                 2,044       1,541
------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Expense                                                                    6,735       6,040
------------------------------------------------------------------------------------------------------------------

Net Income Before Taxes                                                                          4,336       3,526

Provision for Taxes                                                                              1,622       1,213
------------------------------------------------------------------------------------------------------------------
   Net Income                                                                               $    2,714   $   2,313
==================================================================================================================
Earning Per Share                                                                           $     3.92   $    3.32
==================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
(In thousands except share data)                                                              Accumulated
                                              Common                Additional                   Other          Total
                                              Shares      Common     Paid-In     Retained    Comprehensive   Shareholders'
                                            Outstanding   Stock      Capital     Earnings    Income (Loss)     Equity
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                      660,989   $    7    $   47,993   $   36,040  $       (3,839)   $    80,201
==========================================================================================================================
Net Income                                                     -             -        2,714               -          2,714
Redemption of Stock                              (1,106)       -          (228)           -               -           (228)
Changes in Net Unrealized Gain (Loss) on
 Securities Available for Sale                                 -             -            -             (41)           (41)
--------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                         659,883   $    7    $   47,765   $   38,754  $       (3,880)   $    82,646
==========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Comprehensive Income (Loss) - (Unaudited)

--------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                 For Three Months
                                                                                                Ended March 31,
                                                                                              2000          1999
--------------------------------------------------------------------------------------------------------------------
      Net Income                                                                            $     2,714   $    2,313

      Other Comprehensive Income -
       Unrealized Gain (Loss) on Securities, Net of Reclassification Adjustment and Taxes           (41)        (325)

--------------------------------------------------------------------------------------------------------------------
          Total Other Comprehensive Income (Loss)                                                   (41)        (325)
--------------------------------------------------------------------------------------------------------------------

      Comprehensive Income                                                                  $     2,673   $    1,988
====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statement of Cash Flows (Unaudited)                                       For Three Months Ending
--------------------------------------------------------------------------------------------------------------
(in thousands)                                                                          Mar. 31      Mar. 31
                                                                                         2000          1999
--------------------------------------------------------------------------------------------------------------
Operating Activities:
Net Income                                                                             $    2,714    $   2,313
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Provision for Loan Losses                                                                   500          300
  Depreciation and Amortization                                                               445          434
  Provision for Deferred Income Taxes                                                        (115)        (135)
  Accretion of Investment Security Discounts                                                 (109)         256
  Net (Gain) Loss on Sale of Investment Securities                                            180          (90)
Net Change in Operating Assets & Liabilities:
  Decrease in Trading Account Assets                                                            -            -
  (Increase) Decrease in Interest Receivable and Other Assets                               1,374        2,032
  (Decrease) in Interest Payable and Other Liabilities                                     (5,940)      (2,520)
--------------------------------------------------------------------------------------------------------------
        Net Cash Provided (Used) by Operating Activities                                     (951)       2,590

Investing Activities:
 Trading Securities:
  Purchased                                                                                     -      (15,490)
  Sold or Matured                                                                               -       15,478
 Securities Available-for-Sale:
  Purchased                                                                               (17,659)     (48,826)
  Sold or Matured                                                                          20,482       47,598
 Securities Held-to-Maturity:
  Purchased                                                                                   (48)        (209)
  Matured                                                                                   1,522        2,765
 Net Loans Originated or Acquired                                                         (10,056)       2,000
 Principal Collected on Loans Charged Off                                                      64           11
 Net Additions to Premises and Equipment                                                     (481)        (352)
--------------------------------------------------------------------------------------------------------------
        Net Cash Provided  (Used) by Investing Activities                                  (6,176)       2,975

Financing Activities:
 Net Decrease in Demand, Interest-Bearing Transaction,
  and Savings Accounts                                                                    (28,457)     (12,260)
 Increase in Time Deposits                                                                 21,681       12,061
 Federal Funds Purchased                                                                        -       (2,007)
 Federal Home Loan Bank Borrowings:
  Advances                                                                                      -            -
  Paydowns                                                                                     (8)           -
 Cash Dividends                                                                                 -            -
 Stock Redemption                                                                            (228)           -
--------------------------------------------------------------------------------------------------------------
        Net Cash Provided (Used) by Financing Activities                                   (7,012)      (2,206)

Increase (Decrease) in Cash and Cash Equivalents                                          (14,139)       3,359

Cash and Cash Equivalents at Beginning of Period                                           41,984       39,712
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                             $   27,845    $  43,071
==============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements

The foregoing financial statements are unaudited, however, in the opinion of Management, all adjustments (comprised only of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. Results for the period ended March 31, 2000, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. A summary of the Corporations significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 1999.

2.  Reclassifications

Certain reclassifications have been made in the 1999 financial information to conform to the presentation used in 2000.

3.  Earnings per Share

The actual number of shares outstanding at March 31, 2000, were 692,379. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period which were 692,835 and 695,791 for the three months ending March 31, 2000 and 1999, respectively. Prior period per share amounts have been restated for the 5% stock dividend declared during 1999 and 2000.

4.  Holding Company Formation

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

Introduction

The following discussion and analysis is intended to provide a better understanding of the Company's performance during the first three months of 2000 and the material changes in financial condition, operating income and expense of the Company and its subsidiaries as shown in the accompanying financial statements. This section should be read in conjunction with the consolidated financial statements and the notes thereto, along with other financial information included in this report.

Overview

For the three months ended March 31, 2000, Farmers & Merchants Bancorp reported net income of $2,714,000, earnings per share of $3.92, return on average assets of 1.35% and return on average shareholders' equity of 12.66%. For the three months ending March 31, 1999, net income totaled $2,313,000, earnings per share was $3.32, return on average assets was 1.25% and the return on average shareholders' equity totaled 12.01%.

The Company's improved financial performance in 2000 was due to a combination of increased revenue generated from its core business, which include improved growth rates in both loans outstanding and deposit balances along with effective capital management strategies.

The following is a summary of the financial accomplishments achieved during the three-month period ending March 31, 2000 compared to March 31, 1999.

 .    Net income for the period totaled $2.7 million, up 17.4% from last year.

 .    Net interest income increased 18.3% to $9.8 million from $8.3 million.

 .    The provision for loan losses increased to $500 thousand from $300 thousand.

 .    Non-interest income increased 11.7% to $1.7 million during the first three months of 2000, up from the $1.5 million reported for the first three months of 1999.

 .    Non-interest expense increased 11.5% and totaled $6.7 million during the first three months of 2000.

 .    Total assets increased 7.1% to $809.6 million.

 .    Total loans increased 29.5% to $423.7 million, up $96.6 million from March
     31, 1999.

 .    Total deposits increased 8.2% to $678.4 million.

 .    Total investment securities decreased to $342.4 million from $370.4 million at March 31, 2000.

 .    Total Shareholders' Equity increased $1.2 million to $82.6 million.

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

Net interest income grew 18.3% to $9.8 million during the first three months of 2000, compared to $8.3 million at March 31, 1999. On a fully taxable equivalent basis, net interest income increased 16.7% and totaled $10.2 million at March 31, 2000, compared to $8.8 million for the first three months of 1999. Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the three months ended March

31, 2000, the net interest margin was 5.25% compared to 5.03% for the same period in 1999. The increase in net interest margin was primarily related to the increase in loan balances, which helped offset competitive loan pricing.

Loans, the Company's highest earning asset, increased $96.6 million as of March 31, 2000 compared to March 31, 1999. On an average balance basis, loans have increased by $99.6 million. The yield on the loan portfolio declined 12 basis points to 9.19% for the three months ending March 31, 2000 compared to 9.31% for the three months ending March 31, 1999. This decline in yield, due to competitive pressures, was offset by the growth in balances, which had a positive effect on interest revenue in the amount of $2.2 million for the first three months of 2000.

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

Average investment securities decreased $8.1 million during the first three months of 2000. In spite of the decrease in the average balance of investment securities, interest income increased 1.2% as a portion of the portfolio was repositioned late in 1999. The average yield, on a taxable equivalent basis, in the investment portfolio was 6.45% in 2000 compared to 6.30% in 1999. Net interest income on the Average Balance Sheet is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Interest expense increased as a result of an increase in average interest-bearing deposits, which grew 10.7%. Interest expense on interest-bearing deposits grew 15.5% due to both rate increases on time deposits and increases in interest-bearing deposits of $51.3 million. The average interest cost on deposits was 3.47% at March 31, 2000 and 3.36% at March 31, 1999.

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

The provision as of March 31, 2000 equaled $500 thousand, an increase of $200 thousand from March 31, 1999. The increase in the provision was the result of growth in the loan portfolio and management's evaluation of the credit quality of the loan portfolio, the prevailing economic climate, and its effect on borrowers' ability to repay loans in accordance with the terms of the notes and current loan losses. After reviewing all factors, management concluded that an increase in the provision for loan losses was appropriate.

As of March 31, 2000, the allowance for loan losses was $10.3 million, which represents 2.4% of the total loan balances. For the period ended March 31, 1999, the allowance was $8.6 million and 2.6% of total loans. The table below illustrates the change in the allowance for the first three months of 2000 and 1999.

Allowance for Loan Losses (in thousands)
-------------------------
Balance, December 31, 1999                                        9,787
Provision Charged to Expense                                        500
Recoveries of Loans Previously Charged Off                           64
Loans Charged Off                                                   (86)
=======================================================================
Balance, March 31, 2000                                        $ 10,265
=======================================================================

Balance, December 31, 1998                                        8,589
Provision Charged to Expense                                        300
Recoveries of Loans Previously Charged Off                           11
Loans Charged Off                                                  (314)
=======================================================================
Balance, March 31, 1999                                        $  8,586
=======================================================================

Non-Interest Income

Non-interest income increased 11.7% for the three months ending March 31, 2000, compared to the same period of 1999. This change was due to increases in service charges on deposit accounts, gains on sale of other real estate owned and growth in our fee income from alternative financial investments available to our customers.

Non-Interest Expense

Salaries and Employee Benefits increased $255 thousand or 7.1% from the prior year due to merit increases and additional staffing requirements related to loan production. Offsetting this increase was a decrease in occupancy expense of $63 thousand or 6.9%. Other operating expense increased 32.6% or $503 thousand from March 31, 1999. This was due to the increase in outside professional fees and marketing efforts and other costs relating to the opening of a centralized operations center. It is anticipated that the future growth rate in other operating expense will be comparable to the growth in net income. The net effect was an increase in non-interest expense of 11.5% compared to the prior year.

Income Taxes

The provision for income taxes increased 33.7% to $1.6 million for the first three months of 2000 as a result of improved earnings. For the three months ended March 31, 1999, the provision totaled $1.2 million.

Balance Sheet Analysis

Investment Securities

The Financial Accounting Standards Board statement, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and accounted for at amortized cost when the Company has the positive intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of March 31, there were no securities in the trading portfolio. Securities the Company does not intend to hold to maturity are classified as available-for-sale. This portion of the investment portfolio provides the Company with liquidity that may be required to meet the needs of Company borrowers and satisfy depositor's withdrawals.

The investment portfolio provides the Company with an income alternative to loans. As of March 31, 2000 the investment portfolio represented 42.3% of the Company's total assets. Total investment securities decreased $28.0 million from a year ago and now total $342.4 million. Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the three months ended March 31, 2000, average Federal Funds Sold was $3.3 million compared to $19.6 million in 1999.

Loans

The Company's loan portfolio at March 31, 2000 increased $96.6 million from March 31, 1999. The increase is the result of an aggressive calling program implemented during 1999 and an improved economic climate in the Company's market area. Additionally, on an average balance basis loans have increased $99.6 million or 30.8%. No significant change in this trend is expected through the second quarter of 2000. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:
---------------------
(in thousands)                                     March 31, 2000           Dec. 31, 1999           March 31, 1999
------------------------------------------------------------------------------------------------------------------
Real Estate Construction                                $  40,116               $  39,186                $  31,016
Real Estate - Other                                       231,500                 222,354                  178,613
Commercial                                                128,421                 129,969                   99,619
Consumer                                                   23,706                  22,248                   17,931
------------------------------------------------------------------------------------------------------------------
  Gross Loans                                             423,743                 413,757                  327,179
Less:
  Unearned Income                                             365                     348                      315
  Allowance for Loan Losses                                10,265                   9,787                    8,586
------------------------------------------------------------------------------------------------------------------
  Net Loans                                             $ 413,113               $ 403,622                $ 318,278
==================================================================================================================

Non-Performing Assets

The Company's policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless it is both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Thereafter, interest is recognized as income only as it is collected in cash.

As a result of events beyond the Company's control, problem loans can and do occur. As of March 31, 2000, non-performing loans were $1.9 million compared to $5.6 million at March 31, 1999. Reducing problem loans continues to be a significant Company objective. The Company reported $200 thousand in foreclosed loans as other real estate at March 31, 2000, compared to the $599 thousand as of March 31, 1999. Accrued interest reversed from income on loans placed on a non-accrual status totaled $101 thousand for the three months ended March 31, 2000.

Non-Performing Assets
---------------------
(dollar amounts in thousands)                    March 31, 2000            Dec. 31, 1999          March 31, 1999
----------------------------------------------------------------------------------------------------------------
Nonperforming Loans                                      $1,895                   $2,511                  $5,554
OREO                                                        200                      204                     599
================================================================================================================
Total                                                    $2,095                   $2,715                  $6,153
================================================================================================================

Non-Performing Assets as a % of:
--------------------------------
Total Loans                                                 0.5%                     0.6%                    1.9%
Allowance for Loan Loss                                    20.4%                    27.7%                   71.7%

Deposits

At March 31, 2000, deposits totaled $678.4 million. This represents an increase of 8.2% or $51.2 million from March 31, 1999. The majority of the increase was focused in time deposits under $100,000, which increased $25.8 million or 17.2%. The increase in time deposits are the result of calling efforts by Bank employees and deposit promotions offered during the period. It is not anticipated that this trend will change significantly through the second quarter of 2000.

The most volatile deposits in any financial institution are certificates of deposit over $100,000. The Company has not found its certificates of deposit over $100,000 to be as volatile as some other financial institutions as it does not solicit these types of deposits from brokers nor does it offer interest rate premiums. It has been the Company's experience that large depositors have placed their funds with the Company due to its strong reputation for safety and soundness.

Capital

Much attention has been directed at the capital adequacy of the financial institution industry. The Company relies on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $82.6 million at March 31, 2000 and $81.4 million at March 31, 1999, which represents an increase of $1.3 million or 1.5%.

The Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation have adopted risk-based capital guidelines. The guidelines are designed to make capital requirements more sensitive to differences in risk related assets among Banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of Bank capital uniform. Company assets and off-balance sheet items are categorized by risk. The results of these regulations are that assets with a higher degree of risk require a larger amount of capital; assets, such as cash, with a low degree of risk have little or no capital requirements. Under the guidelines the Company is currently required to maintain regulatory risk based capital equal to at least 8.0%. As of March 31, 2000 the Company meets all capital adequacy requirements to which it is subject. The following table illustrates the relationship between regulatory capital requirements and the Company and Bank's capital position.

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                            Regulatory Capital  Prompt Corrective
(in thousands)                                               Actual            Requirements     Action Provisions
March 31, 2000                                           Amount    Ratio    Amount     Ratio     Amount     Ratio
-----------------------------------------------------------------------------------------------------------------
Total Bank Capital to Risk Weighted Assets               $92,418   16.95%   $43,600     8.0%    $54,501      10.0%
Total Consolidated Capital to Risk Weighted Assets       $93,384   17.13%   $43,617     8.0%    $54,521      10.0%
Tier I Bank Capital to Risk Weighted Assets              $85,563   15.69%   $21,800     4.0%    $32,701       6.0%
Tier I Consolidated Capital to Risk Weighted Assets      $86,526   15.87%   $21,809     4.0%    $32,713       6.0%
Tier I Bank Capital to Average Assets                    $85,563   10.69%   $32,017     4.0%    $40,022       5.0%

Risk Management

The Company has adopted a Risk Management Plan to ensure the proper control and management of all risk factors inherent in the operation of the Company and the Bank. Specifically, credit risk, interest rate risk, liquidity risk, compliance risk, strategic risk, reputation risk and price risk can all affect the market risk of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by the Company may expose the Company and Bank to one or more of these risk factors.

Credit Risk

Credit risk is the risk to earnings or capital arising from an obligor's failure to meet the terms of any contract or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on counterparty, issuer, or borrower performance.

Central to the Company's credit risk management is a proven loan risk rating system. Limitations on industry concentration, aggregate customer borrowings and geographic boundaries also reduce loan credit risk. Credit risk in the investment portfolio is minimized through clearly defined limits in the Bank's policy statements. Senior Management, Directors' Committees, and the Board of Directors are provided with timely and accurate information to appropriately identify, measure, control and monitor the credit risk of the Company and the Bank.

The allowance for loan losses is based on estimates of probable losses inherent in the loan portfolio. The amount actually incurred with respect to these losses can vary significantly from the estimated amounts. The Company's methodology includes several features which are intended to reduce the difference between estimated and actual losses.

Implicit in lending activities is the risk that losses will and do occur and that the amount of such losses will vary over time. Consequently, the Company maintains an allowance for loan losses by charging a provision for loan losses to earnings. Loans determined to be losses are charged against the allowance for loan losses. The Company's allowance for loan losses is maintained at a level considered by management to be adequate to provide for estimated losses inherent in the existing portfolio along with unused commitments to provide financing including commitments under commercial and standby letters of credit.

The Company's methodology for assessing the appropriateness of the reserve consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. Specific allowances are established in cases where management has identified conditions or circumstances related to credit that management believes indicate the possibility that a loss may be incurred in excess of the amount determined by the application of the formula reserve. Management performs a detailed analysis of these loans, including, but not limited to appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. Management then determines the loss potential and allocates a portion of the reserve for losses as a specific allowance for each of these credits.

Management believes that the allowance for loan losses at March 31, 2000 was adequate to provide for both recognized and potential losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan chargeoffs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The gap analysis measures, at specific time intervals, the divergence between earning assets and interest bearing liabilities for which repricing opportunities will occur. A positive difference, or gap, indicates that earning assets will reprice faster than interest-bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

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

The Company also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company's net interest income is measured over a rolling one-year horizon. The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. The Bank's market risk has not significantly changed since December 31, 1999.

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

Liquidity

Liquidity risk is the risk to earnings or capital resulting from the Bank's inability to meet its obligations when they come due without incurring unacceptable losses. It includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect the Bank's ability to liquidate assets or acquire funds quickly and with minimum loss of value. The Company endeavors to maintain a cash flow adequate to fund operations, handle fluctuations in deposit levels, respond to the credit needs of borrowers and to take advantage of investment opportunities as they arise. The principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity or sale of investments, and growth in deposits.

In general, liquidity risk is managed daily by controlling the level of Fed Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Fed Funds as a reserve for temporary liquidity needs. During the first quarter of 2000, Federal Funds averaged $3.3 million. In addition, the Company maintains Federal Fund credit lines of $136 million with major correspondent banks subject to the customary terms and conditions for such arrangements.

At March 31, 2000, the Company had available liquid assets, which included cash and unpledged investment securities of approximately $322.4 million, which represents 39.8% of total assets.

Year 2000 Update
----------------

The Company is pleased to report that its efforts to prepare for the year 2000 were completely successful. The following is a summary of the more relevant facts:

     . There were no system interruptions as a result of the date change.

     . There are no further costs anticipated related to the year 2000.

     . The costs to become compliant approximate the $1,571,000 previously reported.

     . During the fourth quarter of 1999 and first quarter of 2000, there was no significant change in the Company's revenue or spending patterns.

     . The Company has not postponed any material project or capital improvements due to the year 2000.

     . The Company is not aware of any customer or third party vendor that will not be able to perform in accordance with existing contracts or service agreements.

Average Balance Sheets

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three-month periods ending March 31, 2000 and 1999. The average yields on earning assets and average rates paid on interest-bearing liabilities have been computed on an annualized basis for purposes of comparability with full year data. Average balance amounts for assets and liabilities are the computed average of daily balances.

Farmers & Merchants Bancorp

Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                                Three Months Ended March 31,
                                                                                            2000
Assets                                                                           Balance   Interest    Rate
-----------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                              $   3,315  $     46    5.57%
Investment Securities Available-for-Sale
 U.S. Treasuries                                                                   14,976       204    5.46%
 U.S. Agencies                                                                      7,230       104    5.77%
 Municipals                                                                        24,336       393    6.48%
 Mortgage Backed Securities                                                       255,946     4,057    6.36%
 Other                                                                              4,720        77    6.54%
-----------------------------------------------------------------------------------------------------------
  Total Investment Securities Available-for-Sale                                  307,208     4,835    6.31%
-----------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
 U.S. Treasuries                                                                        0         0    0.00%
 U.S. Agencies                                                                      2,018        30    5.96%
 Municipals                                                                        46,202       842    7.31%
 Mortgage Backed Securities                                                             0         0    0.00%
 Other                                                                                856        19    8.90%
-----------------------------------------------------------------------------------------------------------
  Total Investment Securities Held-to-Maturity                                     49,076       891    7.28%
-----------------------------------------------------------------------------------------------------------

Loans

 Real Estate                                                                      270,212     6,112    9.07%
 Commercial                                                                       129,362     3,030    9.39%
 Installment                                                                       19,547       444    9.11%
 Credit Card                                                                        3,227        89   11.06%
 Municipal                                                                            270         4    5.94%
-----------------------------------------------------------------------------------------------------------
  Total Loans                                                                     422,618     9,679    9.19%
-----------------------------------------------------------------------------------------------------------
  Total Earning Assets                                                            782,217  $ 15,451    7.92%
                                                                                           ================

Unrealized Gain/(Loss) on Securities Available-for-Sale                            (8,651)
Reserve for Loan Losses                                                           (10,060)
Cash and Due From Banks                                                            26,048
All Other Assets                                                                   30,180
-----------------------------------------------------------------------------------------
  Total Assets                                                                  $ 819,734
=========================================================================================

Liabilities & Shareholders' Equity

Interest Bearing Deposits
 Transaction                                                                    $  66,394  $    188    1.14%
 Savings                                                                          192,567     1,074    2.24%
 Time Deposits Over $100,000                                                       82,248     1,019    4.97%
 Time Deposits Under $100,000                                                     189,427     2,310    4.89%
-----------------------------------------------------------------------------------------------------------
  Total Interest Bearing Deposits                                                 530,636     4,591    3.47%
Other Borrowed Funds                                                               46,496       629    5.43%
-----------------------------------------------------------------------------------------------------------
  Total Interest Bearing Liabilities                                              577,132  $  5,220    3.63%
                                                                                           ================

Demand Deposits                                                                   152,281
All Other Liabilities                                                               8,179
-----------------------------------------------------------------------------------------
  Total Liabilities                                                               737,592

Shareholders' Equity                                                               82,142
-----------------------------------------------------------------------------------------
  Total Liabilities & Shareholders' Equity                                      $ 819,734
=========================================================================================

Net Interest Margin                                                                                    5.25%
===========================================================================================================

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

Farmers & Merchants Bancorp

Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                           Three Months Ended March 31,
                                                                     1999
Assets                                                     Balance    Interest   Rate
-------------------------------------------------------------------------------------
Federal Funds Sold                                         $ 19,599   $   237    4.90%
Investment Securities Available-for-Sale
  U.S. Treasuries                                            19,191       262    5.54%
  U.S. Agencies                                              11,589       177    6.19%
  Municipals                                                 23,799       379    6.45%
  Mortgage Backed Securities                                246,648     3,688    6.06%
  Other                                                       4,916        61    5.03%
-------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale          306,143     4,567    6.05%
-------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                             2,005        30    6.07%
  U.S. Agencies                                               1,991        12    2.44%
  Municipals                                                 53,220     1,027    7.83%
  Mortgage Backed Securities                                      0         0    0.00%
  Other                                                       1,063        25    9.54%
-------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity             58,279     1,094    7.61%
-------------------------------------------------------------------------------------

Loans:
  Real Estate                                               205,233     4,698    9.28%
  Commercial                                                100,488     2,293    9.25%
  Installment                                                14,364       343    9.68%
  Credit Card                                                 2,798        83   12.03%
  Municipal                                                     178         3    6.84%
-------------------------------------------------------------------------------------
    Total Loans                                             323,061     7,420    9.31%
-------------------------------------------------------------------------------------
    Total Earning Assets                                    707,082   $13,318    7.64%
                                                                      ===============

Unrealized Gain/(Loss) on Securities Available-for-Sale         469
Reserve for Loan Losses                                      (8,756)
Cash and Due From Banks                                      22,363
All Other Assets                                             25,338
-------------------------------------------------------------------
    Total Assets                                           $746,496
===================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
  Transaction                                              $ 59,721   $   170    1.15%
  Savings                                                   183,326     1,007    2.23%
  Time Deposits Over $100,000                                63,695       748    4.76%
  Time Deposits Under $100,000                              172,575     2,051    4.82%
-------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                         479,317     3,976    3.36%
Other Borrowed Funds                                         42,795       573    5.43%
-------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                      522,112   $ 4,549    3.53%
                                                                      ===============

Demand Deposits                                             137,807
All Other Liabilities                                         5,870
-------------------------------------------------------------------
    Total Liabilities                                       665,789

Shareholders' Equity                                         80,707
-------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity               $746,496
===================================================================

Net Interest Margin                                                              5.03%
=====================================================================================

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                                         2000 versus 1999
                                                                                         Amount of Increase
                                                                                    (Decrease) Due to Change in:
                                                                                   Average      Average       Net
Interest Earning Assets                                                            Balance        Rate       Change
-------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                                $ (388)      $  197       $  (191)
Investment Securities Available for Sale
  U.S. Treasuries                                                                    (54)          (4)          (58)
  U.S. Agencies                                                                      (62)         (11)          (73)
  Municipals                                                                          13            2            14
  Mortgage Backed Securities                                                         162          208           369
  Other                                                                              (16)          31            16
-------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale                                    42          226           268
-------------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Treasuries                                                                    (15)         (16)          (30)
  U.S. Agencies                                                                        1           18            18
  Municipals                                                                        (123)         (62)         (185)
  Mortgage Backed Securities                                                           0            0             0
  Other                                                                               (5)          (2)           (6)
-------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity                                    (142)         (61)         (203)
-------------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                                                      2,127         (712)        1,414
  Commercial                                                                         700           37           737
  Installment                                                                        228         (127)          101
  Credit Card                                                                         40          (34)            6
  Other                                                                                3           (3)            1
-------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                    3,098         (839)        2,259
-------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                           2,611         (477)        2,133
-------------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                                         35          (17)           18
  Savings                                                                             62            5            67
  Time Deposits Over $100,000                                                        236           36           271
  Time Deposits Under $100,000                                                       225           34           259
-------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                                  558           58           615
Other Borrowed Funds                                                                  59           (3)           56
-------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                               617           55           671
-------------------------------------------------------------------------------------------------------------------
Total Change                                                                      $1,994       $ (532)      $ 1,462
===================================================================================================================

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

                                   FARMERS & MERCHANTS BANCORP


Date:  May 12, 2000                ____________________________
                                   Kent A. Steinwert
                                   President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date:  May 12, 2000                ____________________________
                                   John R. Olson
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Accounting Officer)