Form 10-Q
period 2000-06-30
FARMERS & MERCHANTS BANCORP
filed 2000-08-10
CIK 1085913

                                   FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      or

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

For Quarter Ended June 30, 2000                   Commission File Number:______

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

              Yes    [X]  No [_]

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 687,608 as of August 3, 2000.

                          FARMERS & MERCHANTS BANCORP


                                   FORM 10-Q
                               TABLE OF CONTENTS

                             _____________________


PART I. - FINANCIAL INFORMATION                                                       Page
          ---------------------                                                       ----
     Item 1 - Financial Statements


          Consolidated Balance Sheets as of June 30, 2000
          December 31, 1999 and June 30, 1999.                                          3

          Consolidated Statements of Income for the Three Months
          and Six Months Ended June 30, 2000 and 1999.                                  4

          Consolidated Statements of Comprehensive Income for the
          Three Months and Six Months Ended June 30, 2000 and 1999.                     5

          Statement of Changes in Shareholders' Equity for the
          Six months ended June 30, 2000.                                               6

          Consolidated Statement of Cash Flows for the Six
          Months Ended June 30, 2000 and 1999.                                          7

          Notes to Consolidated Financial Statements                                    8

     Item 2 - Management's Discussion and Analysis                                      9

PART II. - OTHER INFORMATION                                                           23
           -----------------

SIGNATURES                                                                             25
----------


PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------
(in thousands)                                              June 30,     December 31,     June 30,
                                                             2000            1999           1999
Assets                                                    (Unaudited)                   (Unaudited)
----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due From                                           $ 27,691       $ 30,384       $ 28,099
  Federal Funds Sold                                             7,350         11,600              -
----------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                             35,041         41,984         28,099

Investment Securities:
  Available-for Sale                                           286,512        297,580        297,678
  Held-to-Maturity                                              47,287         49,275         53,612
----------------------------------------------------------------------------------------------------
    Total Investment Securities                                333,799        346,855        351,290
----------------------------------------------------------------------------------------------------

Loans                                                          476,106        413,757        368,891
  Less: Unearned Income                                           (405)          (348)          (431)
  Less: Allowance for Loan Losses                              (10,657)        (9,787)        (8,976)
----------------------------------------------------------------------------------------------------
    Loans, Net                                                 465,044        403,622        359,484
----------------------------------------------------------------------------------------------------
Land, Buildings & Equipment                                     12,473         12,707         11,839
Interest Receivable and Other Assets                            15,409         14,713         14,006
----------------------------------------------------------------------------------------------------
    Total Assets                                              $861,766       $819,881       $764,719
====================================================================================================

Liabilities & Shareholders' Equity
Deposits:
  Demand                                                      $150,869       $163,658       $141,667
  Interest Bearing Transaction                                  77,085         86,503         60,791
  Savings                                                      163,355        179,294        181,934
  Time Deposits Over $100,000                                  133,284         74,259         74,288
  Time Deposits Under $100,000                                 182,686        181,429        168,938
----------------------------------------------------------------------------------------------------
    Total Deposits                                             707,279        685,143        627,618
----------------------------------------------------------------------------------------------------

Fed Funds Purchased/Borrowings                                  62,049         41,064         49,579
Other Liabilities                                                9,264         13,473          7,787
----------------------------------------------------------------------------------------------------
    Total Liabilities                                          778,592        739,680        684,984
----------------------------------------------------------------------------------------------------

Shareholders' Equity
  Common Stock                                                       7              7              7
  Additional Paid In Capital                                    53,592         47,993         48,143
  Retained Earnings                                             33,361         36,040         33,598
  Accumulated Other Comprehensive Income (Loss)                 (3,786)        (3,839)        (2,013)
----------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                  83,174         80,201         79,735
----------------------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                  $861,766       $819,881       $764,719
====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)
------------------------------------------------------------------------------------------------------
(in thousands except per share data)                        Three Months               Six Month
                                                           Ended  June 30,            Ended June 30,
                                                          2000         1999       2000        1999
                                                       -----------------------------------------------
Interest Income:
  Interest & Fees on Loans                                $  10,825    $ 8,402    $ 20,504    $ 15,822
  Federal Funds Sold                                             54        251         102         488
  Interest on Investment Securities
      Taxable                                                 4,599      4,310       9,192       8,653
      Non-taxable                                               753        842       1,495       1,709
------------------------------------------------------------------------------------------------------
      Total Interest Income                                  16,231     13,805      31,293      26,672
------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest Bearing Transaction                                  191        177         379         347
  Savings                                                     1,014      1,029       2,088       2,036
  Time Deposits Over $100,000                                 1,191        767       2,210       1,515
  Time Deposits Under $100,000                                2,614      2,018       4,924       4,068
  Interest on Borrowed Funds                                    890        574       1,519       1,147
------------------------------------------------------------------------------------------------------
      Total Interest Expense                                  5,900      4,565      11,120       9,113
------------------------------------------------------------------------------------------------------

Net Interest Income                                          10,331      9,240      20,173      17,559
Provision for Loan Losses                                       500        600       1,000         900
------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses           9,831      8,640      19,173      16,659
------------------------------------------------------------------------------------------------------

Non-Interest Income
  Service Charges on Deposit Accounts                           861        787       1,706       1,547
  Net Gain (Loss) on Sale of Investment Securities               62         52        (118)        142
  Other                                                         777        640       1,841       1,337
------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                               1,700      1,479       3,429       3,026
------------------------------------------------------------------------------------------------------

Non-Interest Expense
  Salaries & Employee Benefits                                4,321      3,836       8,162       7,422
  Occupancy                                                     925        954         856       1,867
  Other Operating                                             1,796      1,795       4,759       3,336
------------------------------------------------------------------------------------------------------
      Total Non-Interest Expense                              7,042      6,585      13,777      12,625
------------------------------------------------------------------------------------------------------

Income Before Taxes                                           4,489      3,534       8,825       7,060
Provision for Income Taxes                                    1,685      1,221       3,307       2,434
------------------------------------------------------------------------------------------------------
      Net Income                                          $   2,804    $ 2,313    $  5,518    $  4,626
======================================================================================================

Earnings Per Share                                        $    4.06      $3.32    $   7.98    $   6.65
======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income  (Unaudited)
------------------------------------------------------------------------------------------------------------------
(in thousands)                                                        Three Months Ended     Six Months Ended
                                                                      June 30,    June 30,  June 30,    June 30,
                                                                       2000        1999        2000       1999
------------------------------------------------------------------------------------------------------------------
      Net Income                                                      $ 2,804     $ 2,313      $5,518    $ 4,626

      Other Comprehensive Income (Loss) -
          Net Unrealized Gain (Loss) on Securities:                        94      (2,520)         53     (2,845)
------------------------------------------------------------------------------------------------------------------
                Total Other Comprehensive Income (Loss)                    94      (2,520)         53     (2,845)
------------------------------------------------------------------------------------------------------------------

      Comprehensive Income (Loss)                                      $2,898     $  (207)     $5,571    $ 1,781
==================================================================================================================
The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                               Accumulated
                                         Common                  Additional                     Other           Total
                                         Shares        Common      Paid-In      Retained    Comprehensive   Shareholders'
                                      Outstanding      Stock       Capital      Earnings    Income (Loss)       Equity
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                 660,989          $ 7    $ 47,993      $ 36,040        $ (3,839)       $ 80,201
==========================================================================================================================
Net Income                                                    -           -         5,518               -           5,518
Cash Dividends Declared on                                                                                              -
   Common Stock                                               -           -        (1,273)              -          (1,273)
5% Stock Dividend                           32,496            -       6,824        (6,824)              -               -
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                           -           -          (100)              -            (100)
Redemption of Stock                         (5,853)           -      (1,225)            -               -          (1,225)
Changes in Net Unrealized Gain (Loss) on
   Securities Available-for-Sale                              -           -             -              53              53
--------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                     687,632          $ 7    $ 53,592      $ 33,361        $ (3,786)       $ 83,174
==========================================================================================================================
The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statement of Cash Flows  (Unaudited)                                   For Six Months Ending
---------------------------------------------------------------------------------------------------------------
(in thousands)                                                                     June 30,        June 30,
                                                                                     2000            1999
---------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                                                          $  5,518        $  4,626
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Provision for Loan Losses                                                          1,000             900
     Depreciation and Amortization                                                        897             875
     Provision for Deferred Income Taxes                                                 (230)           (270)
     (Amortization) Accretion of Investment Security Discounts/Premiums                  (206)            475
     Net (Gain) Loss on Sale of Investment Securities                                     118            (142)
 Net Change in Operating Assets & Liabilities:
     (Increase) Decrease in Interest Receivable and Other Assets                         (503)          2,581
     Decrease in Interest Payable and Other Liabilities                                (4,209)         (1,127)
---------------------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                                     2,385           7,918

Investing Activities:
  Trading Securities:
    Purchased                                                                               -         (15,490)
    Sold or Matured                                                                         -          15,478
  Securities Available-for-Sale:
    Purchased                                                                         (40,649)       (107,679)
    Sold or Matured                                                                    51,855         117,170
  Securities Held-to-Maturity:
    Purchased                                                                             (74)         (1,142)
    Matured                                                                             2,102           7,661
  Net Loans Originated or Acquired                                                    (62,529)        (40,123)
  Principal Collected on Loans Charged Off                                                107             328
  Net Additions to Premises and Equipment                                                (663)         (1,000)
---------------------------------------------------------------------------------------------------------------
          Net Cash (Used) by Investing Activities                                     (49,851)        (24,797)

Financing Activities:
  Net Decrease in Demand, Interest-Bearing Transaction,
    and Savings Accounts                                                              (38,146)        (14,263)
  Increase in Time Deposits                                                            60,282          14,494
  Federal Funds Purchased                                                                   -           6,486
  Federal Home Loan Bank Borrowings:
    Advances                                                                           21,000               -
    Paydowns                                                                              (15)              -
  Cash Dividends                                                                       (1,373)         (1,196)
  Stock Redemption                                                                     (1,225)           (255)
---------------------------------------------------------------------------------------------------------------
          Net Cash Provided by Financing Activities                                    40,523           5,266

Decrease in Cash and Cash Equivalents                                                  (6,943)        (11,613)

Cash and Cash Equivalents at Beginning of Period                                       41,984          39,712
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                           $ 35,041       $  28,099
===============================================================================================================
The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Financial Statements
The foregoing financial statements are unaudited, however, in the opinion of Management, all adjustments (comprised only of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. Results for the period ended June 30, 2000, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. A summary of the Corporations significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 1999.

2.   Reclassifications
Certain reclassifications have been made in the 1999 financial information to conform to the presentation used in 2000.

3.   Earnings per Share
The actual number of shares outstanding at June 30, 2000, were 687,632. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Weighted average number of shares for the six months ending June 30, 2000 and 1999 were 691,740 and 695,660 and for the three months ending June 30, 2000 and 1999, were 690,644 and 695,531, respectively. Prior period per share amounts have been restated for the 5% stock dividend declared during 1999 and 2000.

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

Introduction
The following discussion and analysis is intended to provide a better understanding of the Company's performance during the first six months of 2000 and the material changes in financial condition, operating income and expense of the Company and its subsidiaries as shown in the accompanying financial statements. This section should be read in conjunction with the consolidated financial statements and the notes thereto, along with other financial information included in this report.

Overview
For the six months ended June 30, 2000, Farmers & Merchants Bancorp reported net income of $5,518,000, earnings per share of $7.98, return on average assets of 1.35% and return on average shareholders' equity of 12.76%. For the six months ending June 30, 1999, net income totaled $4,626,000, earnings per share was $6.65, return on average assets was 1.23% and the return on average shareholders' equity totaled 11.26%.

The Company's improved financial performance in 2000 was due to a combination of increased revenue generated from its core business, which include improved growth rates in both loans outstanding and deposit balances along with effective capital management strategies.

The following is a summary of the financial accomplishments achieved during the six-month period ending June 30, 2000 compared to June 30, 1999.

 .    Net income for the period totaled $5.5 million, up 19.3% from last year.

 .    Net interest income increased 14.9% to $20.2 million from $17.6 million.

 .    The provision for loan losses increased to $1.0 million from $900 thousand.

 .    Non-interest income increased 13.3% to $3.4 million during the first six months of 2000, up from the $3.0 million reported for the first six months of 1999.

 .    Non-interest expense increased 9.1% and totaled $13.8 million during the first six months of 2000.

 .    Total assets increased 12.7% to $861.8 million.

 .    Total loans increased 29.1% to $476.1 million, up $107.2 million from June
     30, 1999.

 .    Total deposits increased 12.7% to $707.3 million.

 .    Total investment securities decreased to $333.8 million from $351.3 million at June 30, 1999.

 .    Total Shareholders' Equity increased $3.4 million to $83.2 million.

Net Interest Income
Net interest income is the amount by which the interest and fees on loans and interest earning assets exceeds the interest paid on interest bearing sources of funds. For the purpose of analysis, the interest earned on tax-exempt investments and municipal loans is adjusted to an amount comparable to interest subject to normal income taxes. This adjustment is referred to as "taxable equivalent" and is noted wherever applicable. Interest income and expense are affected by changes in the volume and mix of average interest earning assets and average interest bearing liabilities, as well as fluctuations in interest rates. Therefore, increases or decreases in net interest income are analyzed as changes in volume, changes in rate and changes in the mix of assets and liabilities.

Net interest income grew 14.9% to $20.2 million during the first six months of 2000, compared to $17.6 million at June 30, 1999. On a fully taxable equivalent basis, net interest income increased 13.6% and totaled $20.9 million at June 30, 2000, compared to $18.4 million for the first six months of 1999. Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the six months ended June 30, 2000, the net interest margin was 5.33% compared to 5.20% for the same period in 1999. The increase in net interest margin was primarily related to a change in asset mix. Securities declined by $17.4 million and loans increased by $107.2 million. This shift in addition to the growth in loan balances helped offset competitive loan pricing.

Loans, the Company's highest earning asset, increased $107.2 million as of June 30, 2000 compared to June 30, 1999. On an average balance basis, loans have increased by $101.9 million. The yield on the loan portfolio declined 12 basis points to 9.44% for the six months ending June 30, 2000 compared to 9.56% for the six months ending June 30, 1999. This decline in yield, due to competitive pressures, was offset by the growth in balances, which had a positive effect on interest revenue from loans in the amount of $4.7 million for the first six months of 2000.

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

Average investment securities decreased $12.0 million during the first six months of 2000. In spite of the decrease in the average balance of investment securities, interest income increased 1.9% as a portion of the portfolio was repositioned late in 1999. The average yield, on a taxable equivalent basis, in the investment portfolio was 6.59% in 2000 compared to 6.28% in 1999. Net interest income on the Average Balance Sheet is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Interest expense increased as a result of an increase in average interest-bearing deposits, which grew 9.7%. Interest expense on interest-bearing deposits grew 20.5% due to both rate increases on time deposits and increases in interest-bearing deposits of $46.9 million. The average interest cost on deposits was 3.6% at June 30, 2000 and 3.3% at June 30, 1999.

The Company's earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix.

Allowance for Loan Losses
As a financial institution that assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. The allowance for loan losses is established to absorb potential future losses. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for risks inherent in the loan portfolio. In determining the adequacy of the allowance for loan losses, management takes into consideration examinations of Company supervisory authorities, results of internal credit reviews, financial condition of borrowers, loan concentrations, prior loan loss experience, and general economic conditions. The allowance is based on estimates and ultimate future losses may vary from the current estimates. Management reviews these estimates periodically and, when adjustments are necessary, they are reported in the period in which they become known.

The Company's written lending policies, along with applicable laws and regulations governing the extension of credit, require risk analysis as well as ongoing portfolio and credit management through loan product diversification, lending limits, ongoing credit reviews and approval policies prior to funding of any loan. The Company manages and controls credit risk through diversification, dollar limits on loans to one borrower and by primarily restricting loans made to its principal market area. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting. Fixed-rate real estate loans are comprised primarily of loans with maturities of less than five years. Long-term residential loans are originated by the Company and sold on the secondary market.

The provision as of June 30, 2000 totaled $1.0 million, an increase of $100 thousand from June 30, 1999. The increase in the provision was the result of growth in the loan portfolio and management's evaluation of the credit quality of the loan portfolio, the prevailing economic climate, and its effect on borrowers' ability to repay loans in accordance with the terms of the notes and current loan losses. After reviewing all factors, management concluded that an increase in the provision for loan losses was appropriate.

As of June 30, 2000, the allowance for loan losses was $10.6 million, which represents 2.2% of the total loan balances. For the period ended June 30, 1999, the allowance was $8.9 million and 2.4% of total loans. The table below illustrates the change in the allowance for the first six months of 2000 and 1999.

Allowance for Loan Losses (in thousands)
--------------------------
Balance, December 31, 1999                                            9,787
Provision Charged to Expense                                          1,000
Recoveries of Loans Previously Charged Off                              107
Loans Charged Off                                                      (237)
=============================================================================
Balance, June 30, 2000                                              $10,657
=============================================================================

Balance, December 31, 1998                                            8,589
Provision Charged to Expense                                            900
Recoveries of Loans Previously Charged Off                              328
Loans Charged Off                                                      (841)
=============================================================================
Balance, June 30, 1999                                               $8,976
=============================================================================

Non-Interest Income
Non-interest income increased 13.3% for the six months ending June 30, 2000, compared to the same period of 1999. This change was due to increases in service charges on deposit accounts, gains on sale of other real estate owned and growth in our fee income from alternative financial investments available to our customers.

Non-Interest Expense
Salaries and Employee Benefits increased $740 thousand or 10.0% from the prior year due to merit increases and additional staffing requirements related to loan production. Offsetting this increase was a decrease in occupancy expense of $92 thousand or 4.9%. Other operating expense increased 15.1% or $504 thousand from June 30, 1999. This was due to the increase in outside professional fees and marketing efforts and other costs relating to the opening of a centralized operations center and a new branch in the Modesto area. It is anticipated that the future growth rate in other operating expense will be comparable to the growth in net income. The net effect was an increase in non-interest expense of 9.1% compared to the prior year.

Income Taxes
The provision for income taxes increased 35.9% to $3.3 million for the first six months of 2000 as a result of improved earnings. For the six months ended June 30, 1999, the provision totaled $2.4 million.

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

The investment portfolio provides the Company with an income alternative to loans. As of June 30, 2000 the investment portfolio represented 38.7% of the Company's total assets. Total investment securities decreased $17.5 million from a year ago and now total $333.8 million. Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the six months ended June 30, 2000, average Federal Funds Sold was $3.3 million compared to $20.1 in 1999.

Loans
The Company's loan portfolio at June 30, 2000 increased $107.2 million from June 30, 1999. The increase is the result of an aggressive calling program implemented during 1999 and a favorable economic climate in the Company's market area. Additionally, on an average balance basis loans have increased $101.9 million or 30.5%. No significant change in this trend is expected through the third quarter of 2000. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:
---------------------
  (in thousands)               June 30, 2000    Dec. 31, 1999    June 30, 1999
------------------------------------------------------------------------------
Real Estate Construction            $ 30,454         $ 39,186         $ 36,338
Real Estate - Other                  253,433          222,354          196,255
Commercial                           167,346          129,969          116,795
Consumer                              24,873           22,248           19,503
------------------------------------------------------------------------------
  Gross Loans                        476,106          413,757          368,891
Less:
  Unearned Income                        405              348              431
  Allowance for Loan Losses           10,657            9,787            8,976
------------------------------------------------------------------------------
  Net Loans                         $465,044         $403,622         $359,484
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

As a result of events beyond the Company's control, problem loans can and do occur. As of June 30, 2000, non-performing loans were $2.3 million compared to $2.8 million at June 30, 1999. Managing problem loans continues to be a significant Company objective. The Company reported $200 thousand as other real estate at June 30, 2000, compared to the $440 thousand as of June 30, 1999. Accrued interest reversed from income on loans placed on a non-accrual status totaled $102 thousand for the six months ended June 30, 2000 compared to $268 thousand for the six months ended June 30, 1999.

Non-Performing Assets
---------------------
 (dollar amounts in          June 30, 2000      Dec. 31, 1999     June 30, 1999
 thousands)
-------------------------------------------------------------------------------
Nonperforming Loans                 $2,347             $2,511            $2,812
OREO                                   200                204               440
===============================================================================
Total                               $2,547             $2,715            $3,252
===============================================================================
Non-Performing Assets as a % of:
--------------------------------
Total Loans                           0.5%               0.6%              0.9%
Allowance for Loan Loss              23.9%              27.7%             36.2%

Deposits
At June 30, 2000, deposits totaled $707.3 million. This represents an increase of 12.7% or $79.7 million from June 30, 1999. The majority of the increase was focused in time deposits over $100,000, which increased $59.0 million or 79.4%. This increase was the result of new and larger relationships with municipal depositors in the Bank's service area. It is not anticipated that this trend will change significantly through the third quarter of 2000.

The most volatile deposits in any financial institution are certificates of deposit over $100,000. The Company has not found its certificates of deposit over $100,000 to be as volatile as some other financial institutions as it does not solicit these types of deposits from brokers. It has been the Company's experience that large depositors have placed their funds with the Company due to its strong reputation for safety and soundness.

Capital
Much attention has been directed at the capital adequacy of the financial institution industry. The Company relies on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $83.2 million at June 30, 2000 and $79.7 million at June 30, 1999, which represents an increase of $3.4 million or 4.3%.

The Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation have adopted risk-based capital guidelines. The guidelines are designed to make capital requirements more sensitive to differences in risk related assets among Banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of Bank capital uniform. Company assets and off-balance sheet items are categorized by risk. The results of these regulations are that assets with a higher degree of risk require a larger amount of capital; assets, such as cash, with a low degree of risk have little or no capital requirements. Under the guidelines the Company is currently required to maintain regulatory risk based capital equal to at least 8.0%. As of June 30, 2000 the Company meets all capital adequacy requirements to which it is subject. The following table illustrates the relationship between regulatory capital requirements and the Company and Bank's capital position.


                                                                                                    To Be Well
                                                                                                  Capitalized Under
                                                                              Regulatory Capital  Prompt Corrective
(in thousands)                                                  Actual           Requirements     Action Provisions
June 30, 2000                                               Amount   Ratio      Amount   Ratio     Amount   Ratio
--------------------------------------------------------------------------------------------------------------------
Total Bank Capital to Risk Weighted Assets                  $92,689  15.55%     $47,678    8.0%    $59,597   10.0%
Total Consolidated Capital to Risk Weighted Assets          $94,003  16.79%     $44,787    8.0%    $55,984   10.0%
Tier I Bank Capital to Risk Weighted Assets                 $85,200  14.29%     $23,839    4.0%    $35,758    6.0%
Tier I Consolidated Capital to Risk Weighted Assets         $86,960  15.53%     $22,393    4.0%    $33,590    6.0%
Tier I Bank Capital to Average Assets                       $85,200  10.25%     $33,250    4.0%    $41,562    5.0%


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

The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. Specific allowances are established in cases where management has identified conditions or circumstances related to credit that management believes indicate the possibility that a loss may be incurred in excess of the amount determined by the application of the formula reserve. Management performs a detailed analysis of these loans, including, but not limited to appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. Management then determines the loss potential and allocates a portion of the allowance for losses for each of these credits.

Management believes that the allowance for loan losses at June 30, 2000 was adequate to provide for both recognized and potential losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan chargeoffs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The Company also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company's net interest income is measured over a rolling one-year horizon. The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2000, the Bank's estimated net interest income sensitivity, as a percent of net interest income, for a parallel change in interest rates of 200 basis points was 6.83% for rates up and (8.24%) for rates down.

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

In general, liquidity risk is managed daily by controlling the level of Fed Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Fed Funds as a reserve for temporary liquidity needs. During the second quarter of 2000, Federal Funds averaged $3.3 million. In addition, the Company maintains Federal Fund credit lines of $136 million with major correspondent banks subject to the customary terms and conditions for such arrangements.

At June 30, 2000, the Company had available liquid assets, which included cash and unpledged investment securities of approximately $321.5 million, which represents 37.3% of total assets.

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

     . During the fourth quarter of 1999 and first half of 2000, there was no significant change in the Company's revenue or spending patterns due to year 2000 issues.

     . The Company has not postponed any material project or capital improvements due to the year 2000.

     . The Company is not aware of any customer or third party vendor that will not be able to perform in accordance with existing contracts or service agreements.

Average Balance Sheets

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the six-month periods ending June 30, 2000 and 1999. The average yields on earning assets and average rates paid on interest-bearing liabilities have been computed on an annualized basis for purposes of comparability with full year data. Average balance amounts for assets and liabilities are the computed average of daily balances.

Farmers & Merchants Bancorp

Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                           Six Months Ended June 30,
                                                                                      2000
Assets                                                                 Balance       Interest       Rate
------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                    $  3,292       $   102         6.21%
Investment Securities Available-for-Sale
 U.S. Treasuries                                                        11,694           325         5.57%
 U.S. Agencies                                                           7,145           208         5.84%
 Municipals                                                             24,052           784         6.54%
 Mortgage Backed Securities                                            253,311         8,133         6.44%
 Other                                                                   4,821           225         9.36%
------------------------------------------------------------------------------------------------------------
  Total Investment Securities Available-for-Sale                       301,023         9,675         6.45%
------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
 U.S. Treasuries                                                             0             0         0.00%
 U.S. Agencies                                                           1,996            59         5.93%
 Municipals                                                             45,100         1,701         7.56%
 Mortgage Backed Securities                                                  0             0         0.00%
 Other                                                                     818            38         9.32%
------------------------------------------------------------------------------------------------------------
  Total Investment Securities Held-to-Maturity                          47,914         1,798         7.52%
------------------------------------------------------------------------------------------------------------

Loans
 Real Estate                                                           273,211        12,624         9.27%
 Commercial                                                            138,961         6,763         9.76%
 Installment                                                            20,032           921         9.22%
 Credit Card                                                             3,225           186        11.57%
 Municipal                                                                 320            10         6.27%
------------------------------------------------------------------------------------------------------------
  Total Loans                                                          435,749        20,504         9.44%
------------------------------------------------------------------------------------------------------------
  Total Earning Assets                                                 787,978       $32,078         8.16%
                                                                                 ===========================

Net Unrealized Gain/(Loss) on Securities Available-for-Sale             (8,539)
Allowance for Loan Losses                                              (10,192)
Cash and Due From Banks                                                 25,419
All Other Assets                                                        30,186
---------------------------------------------------------------------------------
  Total Assets                                                        $824,852
=================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
 Transaction                                                          $ 65,175       $   379         1.17%
 Savings                                                               185,189         2,088         2.26%
 Time Deposits Over $100,000                                            85,542         2,210         5.18%
 Time Deposits Under $100,000                                          194,066         4,924         5.09%
------------------------------------------------------------------------------------------------------------
  Total Interest Bearing Deposits                                      529,972         9,601         3.63%
Other Borrowed Funds                                                    54,160         1,519         5.62%
------------------------------------------------------------------------------------------------------------
  Total Interest Bearing Liabilities                                   584,132       $11,120         3.82%
                                                                                 ===========================

Demand Deposits                                                        151,137
All Other Liabilities                                                    7,470
---------------------------------------------------------------------------------
  Total Liabilities                                                    742,739

Shareholders' Equity                                                    82,113
---------------------------------------------------------------------------------
  Total Liabilities & Shareholders' Equity                            $824,852
=================================================================================

Net Interest Margin                                                                                  5.33%
============================================================================================================

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

Farmers & Merchants Bancorp

Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                           Six Months Ended June 30,
                                                                                         1999
Assets                                                                  Balance      Interest        Rate
------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                   $ 20,148       $   488         4.88%
Investment Securities Available-for-Sale
 U.S. Treasuries                                                       21,133           564         5.38%
 U.S. Agencies                                                         10,588           332         6.32%
 Municipals                                                            24,796           789         6.42%
 Mortgage Backed Securities                                           243,294         7,299         6.05%
 Other                                                                  4,233            94         4.48%
------------------------------------------------------------------------------------------------------------
  Total Investment Securities Available-for-Sale                      304,044         9,078         6.02%
------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
 U.S. Treasuries                                                        1,627            50         6.20%
 U.S. Agencies                                                          1,991            41         4.15%
 Municipals                                                            52,251         2,013         7.77%
 Mortgage Backed Securities                                                 0             0         0.00%
 Other                                                                  1,056            69        13.18%
-------------------------------------------------------------------------------------------------------------
  Total Investment Securities Held-to-Maturity                         56,925         2,173         7.70%
------------------------------------------------------------------------------------------------------------

Loans
 Real Estate                                                          212,147        10,195         9.69%
 Commercial                                                           103,706         4,732         9.20%
 Installment                                                           14,931           704         9.51%
 Credit Card                                                            2,846           183        12.97%
 Municipal                                                                225             8         7.17%
------------------------------------------------------------------------------------------------------------
  Total Loans                                                         333,855        15,822         9.56%
------------------------------------------------------------------------------------------------------------
  Total Earning Assets                                                714,972       $27,561         7.77%
                                                                                 ===========================

Net Unrealized Gain/(Loss) on Securities Available-for-Sale               205
Allowance for Loan Losses                                              (8,685)
Cash and Due From Banks                                                22,993
All Other Assets                                                       25,205
---------------------------------------------------------------------------------
  Total Assets                                                       $754,690
=================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
 Transaction                                                         $ 60,502       $   347         1.16%
 Savings                                                              184,467         2,036         2.23%
 Time Deposits Over $100,000                                           65,175         1,515         4.69%
 Time Deposits Under $100,000                                         172,907         4,068         4.74%
------------------------------------------------------------------------------------------------------------
  Total Interest Bearing Deposits                                     483,051         7,966         3.33%
Other Borrowed Funds                                                   42,766         1,147         5.41%
------------------------------------------------------------------------------------------------------------
  Total Interest Bearing Liabilities                                  525,817       $ 9,113         3.49%
                                                                                 ===========================

Demand Deposits                                                       140,826
All Other Liabilities                                                   5,886
---------------------------------------------------------------------------------
   Total Liabilities                                                  672,529

Shareholders' Equity                                                   82,161
---------------------------------------------------------------------------------
  Total Liabilities & Shareholders' Equity                           $754,690
=================================================================================

Net Interest Margin                                                                                 5.20%
============================================================================================================

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

Farmers & Merchants Bancorp

Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                              2000 versus 1999
                                                                             Amount of Increase
                                                                        (Decrease) Due to Change in:
                                                                  -----------------------------------------
                                                                      Average       Average         Net
Interest Earning Assets                                               Balance         Rate         Change
-----------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                      $ (695)      $   309        $ (386)
Investment Securities Available for Sale
 U.S. Treasuries                                                          (296)           57          (239)
 U.S. Agencies                                                            (101)          (23)         (124)
 Municipals                                                                (39)           33            (6)
 Mortgage Backed Securities                                                325           509           834
 Other                                                                      14           117           131
-----------------------------------------------------------------------------------------------------------
  Total Investment Securities Available for Sale                           (96)          692           596
-----------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
 U.S. Treasuries                                                           (25)          (25)          (50)
 U.S. Agencies                                                               0            17            18
 Municipals                                                               (261)          (51)         (312)
 Mortgage Backed Securities                                                  0             0             0
 Other                                                                     (13)          (18)          (31)
-----------------------------------------------------------------------------------------------------------
  Total Investment Securities Held to Maturity                            (299)          (76)         (375)
-----------------------------------------------------------------------------------------------------------

Loans:
 Real Estate                                                             3,671        (1,241)        2,429
 Commercial                                                              1,723           308         2,031
 Installment                                                               278           (61)          217
 Credit Card                                                                46           (43)            3
 Other                                                                       5            (3)            2
-----------------------------------------------------------------------------------------------------------
  Total Loans                                                            5,723        (1,040)        4,682
-----------------------------------------------------------------------------------------------------------
  Total Earning Assets                                                   4,632          (115)        4,517
-----------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
 Transaction                                                                29             3            32
 Savings                                                                    10            42            52
 Time Deposits Over $100,000                                               520           175           695
 Time Deposits Under $100,000                                              538           318           856
-----------------------------------------------------------------------------------------------------------
  Total Interest Bearing Deposits                                        1,097           538         1,635
Other Borrowed Funds                                                       323            48           372
-----------------------------------------------------------------------------------------------------------
  Total Interest Bearing Liabilities                                     1,420           586         2,007
-----------------------------------------------------------------------------------------------------------
Total Change                                                            $3,212       $  (702)       $2,510
===========================================================================================================

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

     None

ITEM 3. Defaults Upon Senior Securities
---------------------------------------

     Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------


Annual Meeting of Shareholders of Farmers & Merchants Bancorp held on April 17, 2000.

The business conducted at the meeting included election of directors and ratification of Arthur Andersen LLP as the Company's independent auditors. Following is the voting results from the 2000 annual meeting of shareholders. As of April 17, 2000, 493,574 shares represented in person and by proxy participated in this election and the shares were voted on the two measures as follows:

1.  ELECTION OF DIRECTORS


                        % of                         % of
                       Voting                       Voting
                       Shares             For       Shares       Withheld
Directors              ------             ---       ------       --------

Stewart C. Adams, Jr.     99.48          490,997        0.52         2,577
                      ----------       ----------   ----------   ----------
Ralph Burlington          99.99          493,542        0.01            32
                      ----------       ----------   ----------   ----------
Robert F. Hunnell         99.72          492,182        0.28         1,392
                      ----------       ----------   ----------   ----------
Ole R. Mettler            99.99          493,542        0.01            32
                      ----------       ----------   ----------   ----------
James E. Podesta          99.99          493,542        0.01            32
                      ----------       ----------   ----------   ----------

Harry C. Schumacher      99.99          493,542         0.01             32
                     ----------       ----------    ----------     ----------
George Scheideman        99.75          492,339         0.25          1,235
                     ----------       ----------    ----------     ----------
Hugh Steacy              99.99          493,511         0.01             63
                     ----------       ----------    ----------     ----------
Kent A. Steinwert        99.99          493,542         0.01             32
                     ----------       ----------    ----------     ----------
Calvin (Kelly) Suess     99.99          493,542         0.01             32
                     ----------       ----------    ----------     ----------
Carl A. Wishek, Jr.      99.24          489,843         0.76          3,731
                     ----------       ----------    ----------     ----------


2.   PROPOSAL TO RATIFY THE APPOINTMENT OF ARTHUR ANDERSEN
     LLP.
                           No. of Shares              % of Total Shares

For:                             483,556                          73.25
                  ------------------------       ------------------------
Against:                           4,453                           0.67
                  ------------------------       ------------------------
Abstain                            5,565                           0.84
                  ------------------------       ------------------------


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


                                    FARMERS & MERCHANTS BANCORP


Date:  August 10, 2000              /s/ Kent A. Steinwert
                                    -----------------------------
                                    Kent A. Steinwert
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 10, 2000               /s/ John R. Olson
                                    -----------------------------
                                    John R. Olson
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting Officer)