Form 10-Q
period 2000-09-30
FARMERS & MERCHANTS BANCORP
filed 2000-11-08
CIK 1085913

                                   FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2000


For Quarter Ended September 30, 2000         Commission File Number: 1.000-26099


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

                                Yes  X      No
                                    ---

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 687,514 as of November 6, 2000.

                          FARMERS & MERCHANTS BANCORP


                                   FORM 10-Q
                               TABLE OF CONTENTS

                            ----------------------

PART I. - FINANCIAL INFORMATION                                           Page
          ---------------------                                           ----

     Item 1 - Financial Statements

            Consolidated Balance Sheets as of September 30, 2000
            December 31, 1999 and September 30, 1999.                       3

            Consolidated Statements of Income for the Three Months
            and Nine Months Ended September 30, 2000 and 1999.              4

            Consolidated Statements of Comprehensive Income for the Three
            Months and Nine Months Ended September 30, 2000 and 1999.       5

            Statement of Changes in Shareholders' Equity for the
            Nine months ended September 30, 2000 and 1999.                  6

            Consolidated Statement of Cash Flows for the Nine
            Months Ended September 30, 2000 and 1999.                       7

            Notes to Consolidated Financial Statements                      8

     Item 2 - Management's Discussion and Analysis                          9


PART II. - OTHER INFORMATION                                               22
           -----------------

SIGNATURES                                                                 23
----------

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------
(in thousands)                                           September 30,   December 31,   September 30,
                                                              2000           1999           1999
Assets                                                    (Unaudited)                   (Unaudited)
----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due From                                          $ 28,936       $ 30,384       $ 22,981
  Federal Funds Sold                                           14,900         11,600              -
----------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                            43,836         41,984         22,981

Investment Securities:
  Available-for Sale                                          282,423        297,580        292,251
  Held-to-Maturity                                             44,303         49,275         51,213
----------------------------------------------------------------------------------------------------
    Total Investment Securities                               326,726        346,855        343,464
----------------------------------------------------------------------------------------------------

Loans                                                         484,820        413,757        399,378
  Less: Unearned Income                                          (552)          (348)          (388)
  Less: Allowance for Loan Losses                             (11,071)        (9,787)        (9,700)
----------------------------------------------------------------------------------------------------
    Loans, Net                                                473,197        403,622        389,290
----------------------------------------------------------------------------------------------------
Land, Buildings & Equipment                                    12,137         12,707         11,988
Interest Receivable and Other Assets                           15,487         14,713         15,059
----------------------------------------------------------------------------------------------------
    Total Assets                                             $871,383       $819,881       $782,782
====================================================================================================

Liabilities & Shareholders' Equity
Deposits:
  Demand                                                     $154,256       $163,658       $145,293
  Interest Bearing Transaction                                 81,129         86,503         74,389
  Savings                                                     162,676        179,294        168,686
  Time Deposits Over $100,000                                 142,705         74,259        103,475
  Time Deposits Under $100,000                                192,204        181,429        157,104
----------------------------------------------------------------------------------------------------
    Total Deposits                                            732,970        685,143        648,947
----------------------------------------------------------------------------------------------------

Federal Home Loan Bank Advances / Fed Funds Purchased          41,041         41,064         44,471
Other Liabilities                                               9,772         13,473          7,884
----------------------------------------------------------------------------------------------------
    Total Liabilities                                         783,783        739,680        701,302
----------------------------------------------------------------------------------------------------

Shareholders' Equity
  Common Stock                                                      7              7              7
  Additional Paid In Capital                                   53,587         47,993         48,105
  Retained Earnings                                            36,189         36,040         36,002
  Accumulated Other Comprehensive Income (Loss)                (2,183)        (3,839)        (2,634)
----------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                 87,600         80,201         81,480
----------------------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                 $871,383       $819,881       $782,782
====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)
----------------------------------------------------------------------------------------------------------------
(in thousands except per share data)                               Three Months                 Nine Months
                                                                Ended September 30,          Ended September 30,
                                                                2000           1999          2000           1999
                                                             ---------------------------------------------------
Interest Income:
  Interest & Fees on Loans                                    $11,475       $ 9,312        $31,979       $25,134
  Federal Funds Sold                                              515            34            617           522
  Interest on Investment Securities
      Taxable                                                   4,390         4,348         13,582        13,001
      Non-taxable                                                 717           787          2,212         2,496
----------------------------------------------------------------------------------------------------------------
      Total Interest Income                                    17,097        14,481         48,390        41,153
----------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest Bearing Transaction                                    192           179            571           526
  Savings                                                       1,017         1,034          3,105         3,070
  Time Deposits Over $100,000                                   1,540         1,746          3,750         3,261
  Time Deposits Under $100,000                                  3,347         1,166          8,271         5,234
  Interest on Borrowed Funds                                      825           627          2,344         1,774
----------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                    6,921         4,752         18,041        13,865
----------------------------------------------------------------------------------------------------------------

Net Interest Income                                            10,176         9,729         30,349        27,288
Provision for Loan Losses                                         400           500          1,400         1,400
----------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses             9,776         9,229         28,949        25,888
----------------------------------------------------------------------------------------------------------------

Non-Interest Income
  Service Charges on Deposit Accounts                             882           800          2,588         2,347
  Net Gain (Loss) on Sale of Investment Securities                 (1)            7           (119)          149
  Other                                                           811           767          2,652         2,105
----------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                 1,692         1,574          5,121         4,601
----------------------------------------------------------------------------------------------------------------

Non-Interest Expense
  Salaries & Employee Benefits                                  4,100         3,825         12,262        11,247
  Occupancy                                                       435           436          1,291         1,244
  Other Operating                                               2,377         2,823          7,136         7,218
----------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expense                                6,912         7,084         20,689        19,709
----------------------------------------------------------------------------------------------------------------

Income Before Taxes                                             4,556         3,719         13,381        10,780
Provision for Income Taxes                                      1,728         1,316          5,035         3,751
----------------------------------------------------------------------------------------------------------------
    Net Income                                                $ 2,828       $ 2,403        $ 8,346       $ 7,029
================================================================================================================

Earnings Per Share                                            $  4.11       $  3.46        $ 12.09       $ 10.11
================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income  (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                         Three Months Ended       Nine Months Ended
                                                                                      Sept. 30,    Sept. 30,   Sept. 30,    Sept.30,
                                                                                        2000         1999        2000        1999
------------------------------------------------------------------------------------------------------------------------------------
      Net Income                                                                       $2,828       $2,403      $ 8,346     $ 7,029

      Other Comprehensive Income (Loss) -
          Unrealized Gain (Loss) on Securities:                                         1,603         (621)       1,656      (3,466)
------------------------------------------------------------------------------------------------------------------------------------
                Total Other Comprehensive Income (Loss)                                 1,603         (621)       1,656      (3,466)
------------------------------------------------------------------------------------------------------------------------------------

      Comprehensive Income                                                             $4,431       $1,782      $10,002     $ 3,563
===================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
(in thousands except per share data)                                                               Accumulated
                                                Common                  Additional                    Other            Total
                                                Shares        Common      Paid-In     Retained    Comprehensive    Shareholders'
                                             Outstanding      Stock       Capital     Earnings    Income (Loss)        Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                        632,185          $6      $43,576     $34,991          $   832          $79,405
================================================================================================================================
Net Income                                                          -            -       7,029                -            7,029
Cash Dividends Declared on                                                                                                     -
   Common Stock                                                     -            -      (1,125)               -           (1,125)
5% Stock Dividend                                  31,110           1        4,822      (4,823)               -                -
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                                 -            -         (70)               -              (70)
Redemption of Stock                                (1,774)          -         (293)          -                -             (293)
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                                    -            -           -           (3,466)          (3,466)
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                       661,521          $7      $48,105     $36,002          $(2,634)         $81,480
================================================================================================================================

--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                        660,989          $7      $47,993     $36,040          $(3,839)         $80,201
================================================================================================================================
Net Income                                                          -            -       8,346                -            8,346
Cash Dividends Declared on                                                                                                     -
   Common Stock                                                     -            -      (1,273)               -           (1,273)
5% Stock Dividend                                  32,496           -        6,824      (6,824)               -                -
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                                 -            -        (100)               -             (100)
Redemption of Stock                                (5,877)          -       (1,230)          -                -           (1,230)
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                                    -            -           -            1,656            1,656
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                       687,608          $7      $53,587     $36,189          $(2,183)         $87,600
================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statement of Cash Flows  (Unaudited)             For Nine Months Ending
-------------------------------------------------------------------------------------
(in thousands)                                                Sept. 30,     Sept. 30,
                                                                2000          1999
-------------------------------------------------------------------------------------
 Operating Activities:
 Net Income                                                    $  8,346     $   7,029
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Provision for Loan Losses                                    1,400         1,400
     Depreciation and Amortization                                1,341         1,323
     Provision for Deferred Income Taxes                           (345)         (405)
     (Amortization) Accretion of Investment Security               (307)          597
      Discounts/Premiums
     Net (Gain) Loss on Sale of Investment Securities               119          (149)
 Net Change in Operating Assets & Liabilities:
     (Increase) Decrease in Interest Receivable and Other        (1,587)        2,097
      Assets
     Decrease in Interest Payable and Other Liabilities          (3,701)       (1,030)
-------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                5,266        10,862

Investing Activities:
  Trading Securities:
    Purchased                                                         -       (15,490)
    Sold or Matured                                                   -        15,478
  Securities Available-for-Sale:
    Purchased                                                   (41,514)     (127,297)
    Sold or Matured                                              59,609       141,067
  Securities Held-to-Maturity:
    Purchased                                                      (202)       (1,978)
    Matured                                                       5,238        10,876
  Net Loans Originated or Acquired                              (71,142)      (70,740)
  Principal Collected on Loans Charged Off                          167           639
  Net Additions to Premises and Equipment                          (771)       (1,597)
-------------------------------------------------------------------------------------
         Net Cash (Used) by Investing Activities                (48,615)      (49,042)

Financing Activities:
  Net Decrease in Demand, Interest-Bearing Transaction,
    and Savings Accounts                                        (31,394)      (10,288)
  Increase in Time Deposits                                      79,221        31,848
  Federal Funds Purchased                                             -         1,400
  Federal Home Loan Bank Borrowings:
    Advances                                                          -             -
    Paydowns                                                        (23)          (22)
  Cash Dividends                                                 (1,373)       (1,196)
  Stock Redemption                                               (1,230)         (293)
-------------------------------------------------------------------------------------
         Net Cash Provided by Financing Activities               45,201        21,449

 Increase (Decrease) in Cash and Cash Equivalents                 1,852       (16,731)

 Cash and Cash Equivalents at Beginning of Period                41,984        39,712
-------------------------------------------------------------------------------------
 Cash and Cash Equivalents at End of Period                    $ 43,836     $  22,981
=====================================================================================

 The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements
The foregoing financial statements are unaudited, however, in the opinion of Management, all adjustments (comprised only of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. Results for the period ended September 30, 2000, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. A summary of the Corporations significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 1999.

2.  Reclassifications
Certain reclassifications have been made in the 1999 financial information to conform to the presentation used in 2000.

3.  Earnings per Share
The actual number of shares outstanding at September 30, 2000, were 687,632. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Weighted average number of shares for the nine months ending September 30, 2000 and 1999 were 690,353 and 695,132 and for the three months ending September 30, 2000 and 1999, were 687,611 and 694,091, respectively. Prior period per share amounts have been restated for the 5% stock dividend declared during 1999 and 2000.

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

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state Banking regulations and; (v) other external developments which could materially impact the Company's operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Introduction
The following discussion and analysis is intended to provide a better understanding of the Company's performance during the first nine months of 2000 and the material changes in financial condition, operating income and expense of the Company and its subsidiaries as shown in the accompanying financial statements. This section should be read in conjunction with the consolidated financial statements and the notes thereto, along with other financial information included in this report.

Overview
For the nine months ended September 30, 2000, Farmers & Merchants Bancorp reported net income of $8,346,000, earnings per share of $12.09, return on average assets of 1.33% and return on average shareholders' equity of 12.75%. For the nine months ending September 30, 1999, net income totaled $7,029,000, earnings per share was $10.11, return on average assets was 1.23% and the return on average shareholders' equity totaled 11.37%.

The Company's improved financial performance in 2000 was due to a combination of increased revenue generated from its core business, which include improved growth rates in both loans outstanding and deposit balances along with effective capital management strategies.

The following is a summary of the financial results for the nine-month period ending September 30, 2000 compared to September 30, 1999.

 .  Net income for the period totaled $8.3 million, up 18.7% over last year.

 .  Net interest income increased 11.2% to $30.3 million from $27.3 million.

 .  The provision for loan losses remained at $1.4 million for both periods.

 . Non-interest income increased 11.3% to $5.1 million, from the $4.6 million reported for 1999.

 . Non-interest expense increased 5.0% and totaled $20.7 million during the first nine months of 2000.

 .  Total assets increased 11.3% to $871.4 million.

 .  Total loans increased 21.4% to $484.8 million, up $85.4 million.

 .  Total deposits increased 12.9% to $732.9 million.

 . Total investment securities decreased to $326.7 million from $343.5 million at September 30, 1999.

 .  Total Shareholders' Equity increased $6.1 million to $87.6 million.

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

Net interest income grew 11.2% to $30.3 million during the first nine months of 2000, compared to $27.3 million at September 30, 1999. On a fully taxable equivalent basis, net interest income increased 10.2% and totaled $31.5 million at September 30, 2000, compared to $28.6 million for the first nine months of 1999. Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the nine months ended

September 30, 2000, the net interest margin was 5.2% compared to 5.3% for the same period in 1999. The decrease in net interest margin was primarily related to a change in asset mix and the impact of their corresponding rates of interest. Securities declined by $12.6 million, loans increased by $98.3 million and interest-bearing deposits increased by $69.4 million.

Loans, the Company's highest earning asset, increased $85.4 million as of September 30, 2000 compared to September 30, 1999. On an average balance basis, loans have increased by $98.3 million. The yield on the loan portfolio declined 9 basis points to 9.47% for the nine months ending September 30, 2000 compared to 9.56% for the nine months ending September 30, 1999. This decline in yield, due to competitive pressures, was offset by the growth in balances, which had a positive effect on interest revenue from loans in the amount of $6.8 million for the first nine months of 2000.

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

Average investment securities decreased $12.0 million during the first nine months of 2000. In spite of the decrease in the average balance of investment securities, interest income increased 1.0% as a portion of the portfolio was repositioned late in 1999. The average yield, on a taxable equivalent basis, in the investment portfolio was 6.6% in 2000 compared to 6.3% in 1999. Net interest income on the Average Balance Sheet is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Interest expense increased 30.1% as a result of growth in interest-bearing deposit balances, additional borrowings, and an increase in interest rates paid for those source of funds. Overall, interest-bearing sources of funds increased $69.4 million or 13.1%. Of that increase, average borrowings increased $11.4 million and interest-bearing deposits increased 58.0 million. Interest expense increased disproportionately from the increase in deposit balances due to the rising rate environment and promotional rates paid on certain time deposit products. Overall, the average interest cost on deposits was 3.8% at September 30, 2000 and 3.3% at September 30, 1999.

The Company's earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix.

Allowance for Loan Losses
As a financial institution that assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. The allowance for loan losses is established to absorb losses inherent in the portfolio.

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

The appropriate allowance amount is based upon growth in the loan portfolio, management's evaluation of the credit quality of the loan portfolio, the prevailing economic climate, and its effect on borrowers' ability to repay loans in accordance with the terms of the notes and current loan losses. After reviewing all factors, management concluded that the current amount in the allowance for loan losses was adequate.

As of September 30, 2000, the allowance for loan losses was $11.1 million, which represents 2.3% of the total loan balances. For the period ended September 30, 1999, the allowance was $9.7 million and 2.4% of total loans. The table below illustrates the change in the allowance for the first nine months of 2000 and 1999.

Allowance for Loan Losses (in thousands)
--------------------------
Balance, December 31, 1999                                           $ 9,787
Provision Charged to Expense                                           1,400
Recoveries of Loans Previously Charged Off                               167
Loans Charged Off                                                       (283)
----------------------------------------------------------------------------
Balance, September 30, 2000                                          $11,071
============================================================================

Balance, December 31, 1998                                           $ 8,589
Provision Charged to Expense                                           1,400
Recoveries of Loans Previously Charged Off                               639
Loans Charged Off                                                       (928)
----------------------------------------------------------------------------
Balance, September 30, 1999                                          $ 9,700
============================================================================

Non-Interest Income
Non-interest income increased 11.3% for the nine months ending September 30, 2000, compared to the same period of 1999. This change was due to increases in service charges on deposit accounts, gains on sale of other real estate owned and growth in our fee income from alternative financial investments available to our customers.

Non-Interest Expense
Salaries and Employee Benefits increased $1.0 million or 9.0% from the prior year due to merit increases and additional staffing requirements related to loan production. Offsetting this increase was a decrease in occupancy expense of $146 thousand or 5.2%. Other operating expense increased 2.0% or $111 thousand from September 30, 1999. This was due to the increase in outside professional fees and marketing efforts and other costs relating to the opening of a centralized operations center and a new branch in the Modesto area. It is anticipated that the future growth rate in other operating expense will remain modest and comparable to the growth in assets.

Income Taxes
The provision for income taxes increased 34.2% to $5.0 million for the first nine months of 2000. For the nine months ended September 30, 1999, the provision totaled $3.8 million. Additionally, the Company's effective tax rate increased due to the reduction of investments in tax-exempt securities.

Balance Sheet Analysis

Investment Securities
The Financial Accounting Standards Board statement, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and accounted for at amortized cost when the Company has the positive intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, 2000, there were no securities in the trading portfolio. Securities the Company does not intend to hold to maturity are classified as available-for-sale. This portion of the investment portfolio provides the Company with liquidity that may be required to meet the needs of Company borrowers and satisfy depositor's withdrawals.

The investment portfolio provides the Company with an income alternative to loans. As of September 30, 2000 the investment portfolio represented 37.5% of the Company's total assets. Total investment securities decreased $16.7 million from a year ago and now total $326.7 million. Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the nine months ended September 30, 2000, average Federal Funds Sold was $13.3 million compared to $14.2 in 1999.

Loans
The Company's loan portfolio at September 30, 2000 increased $85.4 million from September 30, 1999. The increase is the result of an aggressive calling program and a favorable economic climate in the Company's market area. Additionally, on an average balance basis loans have increased $98.3 million or 27.7%. No significant change in this trend is expected through the fourth quarter of 2000. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:
---------------------
(in thousands)               Sept. 30, 2000      Dec. 31, 1999    Sept. 30, 1999
--------------------------------------------------------------------------------
Real Estate Construction           $ 27,880           $ 39,186          $ 37,605
Real Estate - Other                 254,499            222,354           216,595
Commercial                          177,152            129,969           123,843
Consumer                             25,289             22,248            21,335
--------------------------------------------------------------------------------
  Gross Loans                       484,820            413,757           399,378
Less:
  Unearned Income                       552                348               388
  Allowance for Loan Losses          11,071              9,787             9,700
--------------------------------------------------------------------------------
  Net Loans                        $473,118           $403,622          $389,290
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

As a result of events beyond the Company's control, problem loans can and do occur. As of September 30, 2000, non-performing loans were $2.7 million compared to $2.9 million at September 30, 1999. Managing problem loans continues to be a significant Company objective. The Company reported $299 thousand as other real estate at September 30, 2000, compared to the $420 thousand as of September 30, 1999. Accrued interest reversed from income on loans placed on a non-accrual status totaled $125 thousand for the nine months ended September 30, 2000 compared to $276 thousand for the nine months ended September 30, 1999.

Non-Performing Assets
---------------------
(dollar amounts in thousands)    Sept. 30, 2000   Dec. 31, 1999   Sept. 30, 1999
--------------------------------------------------------------------------------
Nonperforming Loans                   $2,734           $2,511           $2,948
OREO                                     299              204              420
-------------------------------------------------------------------------------
Total                                 $3,033           $2,715           $3,368
================================================================================

Non-Performing Assets as a % of:
-------------------------------
Total Loans                             0.6%              0.6%             0.8%
Allowance for Loan Loss                27.4%             27.7%            34.7%

Deposits
At September 30, 2000, deposits totaled $732.9 million. This represents an increase of 12.9% or $84.0 million from September 30, 1999. The majority of the increase was focused in time deposits over $100,000, which increased $39.2 million or 37.9%. This increase was the result of new and larger relationships with municipal depositors in the Bank's service area. It is not anticipated that this trend will change significantly through the fourth quarter of 2000.

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

Capital
Much attention has been directed at the capital adequacy of the financial institution industry. The Company relies on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $87.6 million at September 30, 2000 and $81.5 million at September 30, 1999, which represents an increase of $6.1 million or 7.5%.

The Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation have adopted risk-based capital guidelines. The guidelines are designed to make capital requirements more sensitive to differences in risk related assets among Banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of Bank capital uniform. Company assets and off-balance sheet items are categorized by risk. The results of these regulations are that assets with a higher degree of risk require a larger amount of capital; assets, such as cash, with a low degree of risk have little or no capital requirements. Under the guidelines the Company is currently required to maintain regulatory risk based capital equal to at least 8.0%. As of September 30, 2000 the Company meets all capital adequacy requirements to which it is subject. The following table illustrates the relationship between regulatory capital requirements and the Company and Bank's capital position.


                                                                                                              To Be Well
                                                                                                           Capitalized Under
                                                                                       Regulatory Capital  Prompt Corrective
(in thousands)                                                             Actual         Requirements     Action Provisions
September 30, 2000                                                    Amount    Ratio    Amount    Ratio    Amount    Ratio
--------------------------------------------------------------------------------------------------------------------------
Total Bank Capital to Risk Weighted Assets                           $95,713   15.64%   $48,952     8.0%   $61,190    10.0%
Total Consolidated Capital to Risk Weighted Assets                   $96,948   17.03%   $45,533     8.0%     N/A       N/A
Tier I Bank Capital to Risk Weighted Assets                          $88,022   14.38%   $24,476     4.0%   $36,714     6.0%
Tier I Consolidated Capital to Risk Weighted Assets                  $89,785   15.77%   $22,766     4.0%     N/A       N/A
Tier I Bank Capital to Average Assets                                $88,022   10.05%   $35,035     4.0%   $43,794     5.0%

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

Management believes that the allowance for loan losses at September 30, 2000 was adequate to provide for both recognized and potential losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan chargeoffs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The Company also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company's net interest income is measured over a rolling one-year horizon. The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2000, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 5.05% if rates increase by 200 basis points and a decrease in net interest income of 6.78% if rates decline 200 basis points.

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

In general, liquidity risk is managed daily by controlling the level of Fed Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Fed Funds as a reserve for temporary liquidity needs. During the third quarter of 2000, Federal Funds averaged $13.3 million. In addition, the Company maintains Federal Fund credit lines of $136 million with major correspondent banks subject to the customary terms and conditions for such arrangements.

At September 30, 2000, the Company had available liquid assets, which included cash and unpledged investment securities of approximately $159.4 million, which represents 18.3% of total assets.

Average Balance Sheets

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the nine-month periods ending September 30, 2000 and 1999. The average yields on earning assets and average rates paid on interest-bearing liabilities have been computed on an annualized basis for purposes of comparability with full year data. Average balance amounts for assets and liabilities are the computed average of daily balances.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                             Nine Months Ended September 30, 2000
                                                             -------------------------------------
Assets                                                          Balance       Interest       Rate
--------------------------------------------------------------------------------------------------
Federal Funds Sold                                              $ 13,252       $   617        6.20%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                  9,461           393        5.53%
  U.S. Agencies                                                    7,139           312        5.82%
  Municipals                                                      24,047         1,177        6.52%
  Mortgage Backed Securities                                     251,451        12,103        6.41%
  Other                                                            5,226           324        8.26%
--------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale               297,324        14,309        6.41%
--------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                      0             0        0.00%
  U.S. Agencies                                                    1,997            89        5.94%
  Municipals                                                      44,270         2,500        7.52%
  Mortgage Backed Securities                                           0             0        0.00%
  Other                                                              794            57        9.56%
--------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                  47,061         2,646        7.49%
--------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                    276,379        19,189        9.25%
  Commercial                                                     149,100        11,052        9.87%
  Installment                                                     20,465         1,440        9.37%
  Credit Card                                                      3,276           280       11.39%
  Municipal                                                          403            18        5.95%
--------------------------------------------------------------------------------------------------
    Total Loans                                                  449,623        31,979        9.47%
--------------------------------------------------------------------------------------------------
    Total Earning Assets                                         807,260       $49,551        8.18%
                                                                             =====================

Net Unrealized Gain/(Loss) on Securities                          (7,754)
 Available-for-Sale
Allowance for Loan Losses                                        (10,429)
Cash and Due From Banks                                           25,718
All Other Assets                                                  30,394
------------------------------------------------------------------------
    Total Assets                                                $845,189
========================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Transaction                                                   $ 65,144       $   571        1.17%
  Savings                                                        182,058         3,105        2.27%
  Time Deposits Over $100,000                                     91,643         3,750        5.45%
  Time Deposits Under $100,000                                   206,997         8,271        5.32%
--------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                              545,842        15,697        3.83%
Other Borrowed Funds                                              55,331         2,344        5.64%
--------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                           601,173       $18,041        4.00%
                                                                            ======================

Demand Deposits                                                  152,457
All Other Liabilities                                              7,792
------------------------------------------------------------------------
    Total Liabilities                                            761,422

Shareholders' Equity                                              83,767
------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                    $845,189
========================================================================

Net Interest Margin                                                                           5.20%
==================================================================================================

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                            Nine Months Ended September 30, 1999
                                                         ---------------------------------------
Assets                                                         Balance      Interest       Rate
------------------------------------------------------------------------------------------------
Federal Funds Sold                                            $ 14,194       $   522        4.92%
Investment Securities Available-for-Sale
  U.S. Treasuries                                               21,566           856        5.31%
  U.S. Agencies                                                  9,438           442        6.26%
  Municipals                                                    24,287         1,159        6.38%
  Mortgage Backed Securities                                   242,291        11,034        6.09%
  Other                                                          4,254           137        4.31%
------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale             301,836        13,628        6.04%
------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                1,079            49        6.07%
  U.S. Agencies                                                  1,992            64        4.30%
  Municipals                                                    51,087         2,945        7.71%
  Mortgage Backed Securities                                         0             0        0.00%
  Other                                                          1,014           109       14.37%
------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                55,172         3,167        7.67%
------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                  222,820        16,206        9.72%
  Commercial                                                   110,081         7,567        9.19%
  Installment                                                   15,318         1,089        9.51%
  Credit Card                                                    2,879           259       12.03%
  Municipal                                                        275            13        6.32%
------------------------------------------------------------------------------------------------
    Total Loans                                                351,373        25,134        9.56%
------------------------------------------------------------------------------------------------
    Total Earning Assets                                       722,575       $42,451        7.85%
                                                                          ======================

Net Unrealized Gain/(Loss) on Securities                          (841)
 Available-for-Sale
Allowance for Loan Losses                                       (8,887)
Cash and Due From Banks                                         23,790
All Other Assets                                                26,346
----------------------------------------------------------------------
    Total Assets                                              $762,983
======================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Transaction                                                 $ 61,799       $   526        1.14%
  Savings                                                      183,366         3,070        2.24%
  Time Deposits Over $100,000                                   93,302         3,261        4.67%
  Time Deposits Under $100,000                                 149,348         5,234        4.69%
------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                            487,815        12,091        3.31%
Other Borrowed Funds                                            43,954         1,774        5.40%
------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                         531,769       $13,865        3.49%
                                                                          ======================

Demand Deposits                                                142,775
All Other Liabilities                                            6,032
----------------------------------------------------------------------
    Total Liabilities                                          680,576

Shareholders' Equity                                            82,407
----------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                  $762,983
======================================================================

Net Interest Margin                                                                         5.29%
================================================================================================

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                                    2000 versus 1999
                                                                                   Amount of Increase
                                                                              (Decrease) Due to Change in:
                                                                          Average        Average          Net
Interest Earning Assets                                                   Balance          Rate          Change
-----------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                        $  (54)        $   149         $   95
Investment Securities Available for Sale
  U.S. Treasuries                                                           (521)             59           (463)
  U.S. Agencies                                                             (101)            (29)          (130)
  Municipals                                                                 (15)             33             18
  Mortgage Backed Securities                                                 445             624          1,069
  Other                                                                       37             150            187
---------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale                          (156)            837            681
---------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Treasuries                                                            (25)            (25)           (49)
  U.S. Agencies                                                                0              25             25
  Municipals                                                                (377)            (67)          (445)
  Mortgage Backed Securities                                                   0               0              0
  Other                                                                      (21)            (32)           (52)
---------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity                            (422)            (99)          (521)
---------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                                              4,239          (1,256)         2,983
  Commercial                                                               2,880             605          3,485
  Installment                                                                376             (25)           351
  Credit Card                                                                 42             (20)            21
  Other                                                                        6              (1)             5
---------------------------------------------------------------------------------------------------------------
    Total Loans                                                            7,543            (698)         6,845
---------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                   6,911             189          7,100
---------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                                 30              15             45
  Savings                                                                    (28)             63             35
  Time Deposits Over $100,000                                                (93)            582            489
  Time Deposits Under $100,000                                             2,246             791          3,037
---------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                        2,155           1,451          3,606
Other Borrowed Funds                                                         484              86            570
---------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                     2,639           1,537          4,176
---------------------------------------------------------------------------------------------------------------
Total Change                                                              $4,271         $(1,347)        $2,924
===============================================================================================================

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

     None

ITEM 3. Defaults Upon Senior Securities
---------------------------------------

     Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------


ITEM 5. Other Information
-------------------------

     None

ITEM 6(a). Exhibits
-------------------

     27    Financial Data Schedule


ITEM 6(b). Reports on Form 8-K
------------------------------

     The Company filed form 8-K on October 20, 2000, with respect to a change in the registrant's certifying accountant.

                                  SIGNATURES
                                  ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FARMERS & MERCHANTS BANCORP


Date:  November 7, 2000             /s/ Kent A. Steinwert
                                    ---------------------------------
                                    Kent A. Steinwert
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:  November 7, 2000             /s/ John R. Olson
                                    ---------------------------------
                                    John R. Olson
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting Officer)