Form 10-K
period 2000-12-31
FARMERS & MERCHANTS BANCORP
filed 2001-03-16
CIK 1085913

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------
                                   FORM 10-K
                             --------------------

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 12, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $168,428,925 based on the sales price of that day of $245.00.

The number of shares of Common Stock outstanding as of March 12, 2001: 687,465

Documents Incorporated by Reference:
Portions of the Annual Report to Shareholders for 2000 are incorporated by reference in Part II, Item 5 through 8, portions of the 8-K filed October 20, 2000, is incorporated by reference in Part II, Item 9 and portions of the definitive proxy statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 13.

                          FARMERS & MERCHANTS BANCORP
                                   FORM 10-K

                               TABLE OF CONTENTS

PART I                                                                                               Page
                                                                                                     ----
     Item  1. Business                                                                                 4
                 - General Development of the Business                                                 4
                 - Service Area
                 - Employees
                 - Competition
                 - Government Policies
                 - Supervision and Regulation
                 - Statistical Disclosure

     Item  2. Properties                                                                              24

     Item  3. Legal Proceedings                                                                       24

     Item  4. Submission of Matters to a Vote of Security Holders                                     24

PART II

     Item  5. Market for the Registrant's Common Stock and Related
              Security Matters                                                                        24

     Item  6. Selected Financial Data                                                                 24

     Item  7. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                     24

     Item  8. Financial Statements and Supplementary Data                                             25

     Item  9. Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                                                    25

PART III

     Item 10. Directors and Executive Officers of the Company                                         25

     Item 11. Executive Compensation                                                                  25

     Item 12. Security Ownership of Certain Beneficial
              Owners and Management                                                                   25

     Item 13. Certain Relationships and Related Transactions                                          25

     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Forms 8-k                                                                    25

              Signatures                                                                              26

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

PART I

Item 1. Business

General Development of the Business
August 1, 1916 marked the first day of business for Farmers & Merchants Bank of Lodi. The Bank was incorporated under the laws of the State of California and was licensed by the California Department of Financial Institutions as a state-chartered bank. The Bank prospered and grew even through the Depression years. Farmers & Merchants' first venture out of Lodi occurred in response to the closure of the only bank serving the community of Galt, requiring area residents to drive miles away for the simplest banking transaction. To meet this need, the Galt office was opened in 1948. Shortly thereafter branches were opened in Linden, North Modesto and South Sacramento. On April 12, 1957, the Secretary of State granted authority to officially change the Bank's name to Farmers & Merchants Bank of Central California.

The Bank continued expansion in the Lodi market area and also acquired three offices in Turlock and Hilmar in 1985. The service area was next expanded by opening a loan production office in the community of Elk Grove. This office was later converted to a full service branch. A third office was also opened in Modesto. In 1997, a loan production office was opened in the community of Walnut Grove.

On April 30, 1999, Farmers & Merchants Bancorp (referred to herein on a consolidated basis as the "Company"), pursuant to a reorganization, acquired all of the voting stock of Farmers & Merchants Bank of Central California (the "Bank"). Farmers & Merchants Bank is the Company's principal asset. Farmers & Merchants Bancorp is a bank holding company incorporated in the State of Delaware on February 22, 1999, and registered under the Bank Holding Company Act of 1956, as amended. The Company's securities as of December 31, 2000, consist of 687,491 of common stock, $0.01 par value and no shares of Preferred stock issued. The Bank's two wholly owned subsidiaries are Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Both Companies were organized during 1986. Farmers & Merchants Investment Corporation is currently dormant and Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank.

The Company's principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries which the Company may establish or acquire. The Company has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiary, The Company's principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. See Dividends and Other Transfer of Funds on Page 6. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is a member of the Federal Reserve System

1999 also saw the opening of our Centralized Loan Center in Lodi. Growth will continue in 2001 with a move to new facilities for our Turlock Main Office and the addition of our Vintage Faire Office in Modesto.

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

The Company also offers a wide range of specialized services designed for the needs of its commercial accounts. These services include a credit card program for merchants, collection services, payroll services, on-line account access, and electronic funds transfers by way of domestic and international wire and automated clearinghouse. The Company makes available investment products to customers, including mutual funds and annuities. These investment products are offered through a third party with investment advisors

Employees
At December 31, 2000 the Company employed a total of 296 full time equivalent employees. The Company believes that its employee relations are excellent.

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

Directors, officers and principal shareholders of Farmers & Merchants Bancorp, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of business. Any loans and commitments to lend included in such transactions are made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risks of collection or presenting other unfavorable features.

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $18.1 million at December 31, 2000.

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

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designate amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliates are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restriction with respect to transactions involving the transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms.

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

As of December 31, 2000 and 1999 the Company and the Bank's risk-based capital ratios were as follows:


                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                             Regulatory Capital  Prompt Corrective
(in thousands)                                                   Actual         Requirements     Action Provisions
December 31, 2000                                            Amount   Ratio    Amount   Ratio      Amount   Ratio
------------------------------------------------------------------------------------------------------------------
Total Bank Capital to Risk Weighted Assets                  $96,150  15.22%   $50,548   8.0%       $63,185  10.0%
Total Consolidated Capital to Risk Weighted Assets          $97,419  15.41%   $50,582   8.0%         N/A     N/A
Tier I Bank Capital to Risk Weighted Assets                 $88,203  13.96%   $25,274   4.0%       $37,911   6.0%
Tier I Consolidated Capital to Risk Weighted Assets         $90,092  14.25%   $25,291   4.0%         N/A     N/A
Tier I Bank Capital to Average Assets                       $88,203  10.00%   $35,268   4.0%       $44,085   5.0%
Tier I Consolidated Capital to Average Assets               $90,092  10.21%   $35,285   4.0%         N/A     N/A

December 31, 1999
------------------------------------------------------------------------------------------------------------------
Total Bank Capital to Risk Weighted Assets                  $89,573  16.70%   $42,915   8.0%       $53,644  10.0%
Total Consolidated Capital to Risk Weighted Assets          $90,784  16.92%   $42,922   8.0%         N/A     N/A
Tier I Bank Capital to Risk Weighted Assets                 $82,829  15.44%   $21,458   4.0%       $32,187   6.0%
Tier I Consolidated Capital to Risk Weighted Assets         $84,040  15.66%   $21,461   4.0%         N/A     N/A
Tier I Bank Capital to Average Assets                       $82,829  10.37%   $31,938   4.0%       $39,923   5.0%
Tier I Consolidated Capital to Average Assets               $84,040  10.53%   $31,938   4.0%         N/A     N/A

Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" Company must develop a capital restoration plan. At December 31, 2000 the Company exceeded all of the required ratios for classification as "well capitalized."

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

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2000, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups." Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

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

A Bank's compliance with its CRA obligations is based on a performance based evaluation system which bases CRA ratings on an institution's lending service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Company completed a CRA examination during 2000, and received a satisfactory rating in complying with its CRA obligations.

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

Competition. The banking and financial services business in the Company's market areas is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The results of the Company may differ if circumstances affecting the nature or level of completion change.

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

Statistical Disclosure
The tables on the following pages set forth certain statistical information for Farmers & Merchants Bancorp on a consolidated basis. Averages are computed on a daily average basis. This information should be read in conjunction with "Management's Discussion and Analysis" in the Company's 2000 Annual Report to Shareholders, located in Exhibit 13, incorporated herein by reference and with the Company's Consolidated Financial Statements and the Notes thereto included in Company's 2000 Annual Report to Shareholders, located in Exhibit 13, incorporated herein by reference.

Year-to-Date Average Balances and Interest Rates

(Interest and Rates on a Taxable Equivalent Basis)

(in thousands)

                                                                     Twelve Months Ended December
                                                                                 2000

Assets                                                               Balance    Interest      Rate
--------------------------------------------------------------------------------------------------
Federal Funds Sold                                                  $  20,481   $  1,300      6.35%
Investment Securities Available for Sale
  U.S. Treasuries                                                       8,350        461      5.52%
  U.S. Agencies                                                         7,133        416      5.83%
  Municipals                                                           23,802      1,531      6.43%
  Mortgage Backed Securities                                          248,708     15,977      6.42%
  Other                                                                 5,340        328      6.14%
--------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale                    293,333     18,713      6.38%
--------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Treasuries                                                           0          0      0.00%
  U.S. Agencies                                                         1,997        119      5.96%
  Municipals                                                           43,126      3,200      7.42%
  Mortgage Backed Securities                                                0          0      0.00%
  Other                                                                   770         75      9.74%
--------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity                       45,893      3,394      7.40%
--------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                         279,313     26,374      9.44%
  Commercial                                                          153,678     15,318      9.97%
  Installment                                                          20,592      2,021      9.81%
  Credit Card                                                           3,340        425     12.72%
  Municipal                                                               509         33      6.48%
--------------------------------------------------------------------------------------------------
    Total Loans                                                       457,432     44,171      9.66%
--------------------------------------------------------------------------------------------------
    Total Earning Assets                                              817,139   $ 67,579      8.27%
                                                                                ==================

Unrealized Gain/(Loss) on Securities Available for Sale                (6,571)
Allowance for Loan Losses                                             (10,676)
Cash and Due From Banks                                                26,303
All Other Assets                                                       30,098
-----------------------------------------------------------------------------
    Total Assets                                                    $ 856,293
=============================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Transaction                                                       $  65,678   $    778      1.18%
  Savings                                                             181,476      4,127      2.27%
  Time Deposits Over $100,000                                          94,773      5,339      5.63%
  Time Deposits Under $100,000                                        212,014     11,601      5.47%
--------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                   553,941     21,845      3.94%
Other Borrowed Funds                                                   52,017      2,912      5.60%
--------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                605,958   $ 24,757      4.09%
                                                                                ==================

Demand Deposits                                                       156,941
All Other Liabilities                                                   8,244
-----------------------------------------------------------------------------
    Total Liabilities                                                 771,143

Shareholders' Equity                                                   85,150
-----------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                        $ 856,293
=============================================================================

Net Interest Margin                                                                           5.24%
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

Year-to-Date Average Balances and Interest Rates

(Interest and Rates on a Taxable Equivalent Basis)

(in thousands)

                                                                     Twelve Months Ended December
                                                                                 1999

Assets                                                               Balance     Interest     Rate
--------------------------------------------------------------------------------------------------
Federal Funds Sold                                                  $  15,580   $    793      5.09%
Investment Securities Available for Sale
  U.S. Treasuries                                                      21,145      1,116      5.28%
  U.S. Agencies                                                         8,864        547      6.17%
  Municipals                                                           24,014      1,543      6.42%
  Mortgage Backed Securities                                          242,092     14,828      6.12%
  Other                                                                 4,350        241      5.54%
--------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale                    300,465     18,275      6.08%
--------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Treasuries                                                         807         49      6.07%
  U.S. Agencies                                                         1,993         93      4.67%
  Municipals                                                           50,185      3,861      7.69%
  Mortgage Backed Securities                                                0          0      0.00%
  Other                                                                   975        110     11.28%
--------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity                       53,960      4,113      7.62%
--------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                         231,955     22,382      9.65%
  Commercial                                                          111,233     10,276      9.24%
  Installment                                                          16,319      1,519      9.31%
  Credit Card                                                           2,917        395     13.54%
  Municipal                                                               330         21      6.36%
--------------------------------------------------------------------------------------------------
    Total Loans                                                       362,754     34,593      9.54%
--------------------------------------------------------------------------------------------------
    Total Earning Assets                                              732,759   $ 57,773      7.88%
                                                                                ==================

Unrealized Gain/(Loss) on Securities Available for Sale                (1,983)
Allowance for Loan Losses                                              (9,097)
Cash and Due From Banks                                                25,240
All Other Assets                                                       27,801
-----------------------------------------------------------------------------
    Total Assets                                                    $ 774,720
=============================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Transaction                                                       $  63,298   $    715      1.13%
  Savings                                                             184,547      4,140      2.24%
  Time Deposits Over $100,000                                          71,015      3,335      4.70%
  Time Deposits Under $100,000                                        176,337      8,310      4.71%
--------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                   495,197     16,500      3.33%
Other Borrowed Funds                                                   43,585      2,362      5.42%
--------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                538,782   $ 18,862      3.50%
                                                                                ==================

Demand Deposits                                                       146,529
All Other Liabilities                                                   6,418
-----------------------------------------------------------------------------
    Total Liabilities                                                 691,729

Shareholders' Equity                                                   82,991
-----------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                        $ 774,720
=============================================================================

Net Interest Margin                                                                           5.31%
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

Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                      Twelve Months Ended December
                                                                                 1998
Assets                                                               Balance   Interest      Rate
----------------------------------------------------------------------------------------------------
Federal Funds Sold                                                   $ 17,665    $   943      5.34%
Investment Securities Available for Sale
  U.S. Treasuries                                                      12,024        721      6.00%
  U.S. Agencies                                                        28,767      1,949      6.78%
  Municipals                                                           11,304        726      6.42%
  Mortgage Backed Securities                                          199,319     12,549      6.30%
  Other                                                                 3,708        241      6.50%
----------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale                    255,122     16,186      6.34%
----------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Treasuries                                                       2,015        120      5.96%
  U.S. Agencies                                                        19,216      1,080      5.62%
  Municipals                                                           60,600      4,793      7.91%
  Mortgage Backed Securities                                                0          0      0.00%
  Other                                                                 1,146        135     11.78%
    Total Investment Securities Held to Maturity                       82,977      6,128      7.39%
----------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                         186,840     18,896     10.11%
  Commercial                                                           91,983      9,042      9.83%
  Installment                                                          12,807      1,358     10.60%
  Credit Card                                                           2,865        400     13.96%
  Municipal                                                               127         11      8.66%
----------------------------------------------------------------------------------------------------
    Total Loans                                                       294,622     29,707     10.08%
----------------------------------------------------------------------------------------------------
    Total Earning Assets                                              650,386    $52,964      8.14%
                                                                              ======================

Unrealized Gain/(Loss) on Securities Available for Sale                   401
Allowance for Loan Losses                                              (7,889)
Cash and Due From Banks                                                22,739
All Other Assets                                                       24,304
------------------------------------------------------------------------------
    Total Assets                                                     $689,941
==============================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Transaction                                                        $ 56,242    $   768      1.37%
  Savings                                                             177,301      4,025      2.27%
  Time Deposits Over $100,000                                          62,129      3,193      5.14%
  Time Deposits Under $100,000                                        153,109      7,794      5.09%
----------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                   448,781     15,780      3.52%
Other Borrowed Funds                                                   29,899      1,648      5.51%
----------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                478,680    $17,428      3.64%
                                                                              ======================

Demand Deposits                                                       126,470
All Other Liabilities                                                   5,453
------------------------------------------------------------------------------
    Total Liabilities                                                 610,603

Shareholders' Equity                                                   79,338
------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                         $689,941
==============================================================================

Net Interest Margin                                                                           5.46%
====================================================================================================

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

Volume and Rate Analysis of Net Interest Income
(Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                                      2000 versus 1999
                                                                                     Amount of Increase
                                                                                 (Decrease) Due to Change in:
                                                                               Average      Average       Net
Interest Earning Assets                                                        Balance       Rate        Change
-------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                                $   284    $    223      $   507
Investment Securities Available for Sale
  U.S. Treasuries                                                                    (704)         49         (655)
  U.S. Agencies                                                                      (102)        (29)        (131)
  Municipals                                                                          (14)          2          (11)
  Mortgage Backed Securities                                                          412         737        1,149
  Other                                                                                59          27           87
-------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale                                   (349)        787          439
-------------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Treasuries                                                                     (24)        (25)         (49)
  U.S. Agencies                                                                         0          26           26
  Municipals                                                                         (528)       (133)        (660)
  Mortgage Backed Securities                                                            0           0            0
  Other                                                                               (21)        (14)         (35)
-------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity                                     (573)       (146)        (718)
-------------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                                                       4,481        (489)       3,992
  Commercial                                                                        4,177         864        5,042
  Installment                                                                         416          87          502
  Credit Card                                                                          55         (25)          30
  Other                                                                                11           0           12
-------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                     9,140         438        9,578
-------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                            8,503       1,302        9,805
-------------------------------------------------------------------------------------------------------------------
Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                                          28          35           63
  Savings                                                                             (70)         57          (13)
  Time Deposits Over $100,000                                                       1,255         749        2,004
  Time Deposits Under $100,000                                                      1,832       1,459        3,291
    Total Interest Bearing Deposits                                                 3,045       2,299        5,345
Other Borrowed Funds                                                                  470          80          550
-------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                              3,515       2,379        5,895
-------------------------------------------------------------------------------------------------------------------
Total Change                                                                      $ 4,988    $ (1,077)     $ 3,910
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

Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                                         1999 versus 1998
                                                                                        Amount of Increase
                                                                                   (Decrease) Due to Change in:
                                                                               -----------------------------------
                                                                                 Average      Average        Net
Interest Earning Assets                                                          Volume        Rate        Change
-------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                                $  (107)   $    (43)     $  (150)
Investment Securities Available-for-Sale
  U.S. Treasuries                                                                     490         (95)         395
  U.S. Agencies                                                                    (1,241)       (161)      (1,402)
  Municipals                                                                          816           0          816
  Mortgage Backed Securities                                                        2,628        (349)       2,279
  Other                                                                                39         (39)           0
-------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                                  2,732        (644)       2,088
-------------------------------------------------------------------------------------------------------------------
Investment Securities Held-to-Maturity
  U.S. Treasuries                                                                     (73)          2          (71)
  U.S. Agencies                                                                      (830)       (157)        (987)
  Municipals                                                                         (805)       (127)        (932)
  Mortgage Backed Securities                                                            0           0            0
  Other                                                                               (19)         (6)         (25)
-------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                                   (1,727)       (288)      (2,015)
-------------------------------------------------------------------------------------------------------------------
Loans:
  Real Estate                                                                       4,387        (900)       3,486
  Commercial                                                                        1,804        (570)       1,234
  Installment                                                                         341        (180)         161
  Credit Card                                                                           7         (12)          (5)
  Other                                                                                14          (4)          10
-------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                     6,553      (1,666)       4,886
-------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                            7,451      (2,641)       4,809
-------------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                                          89        (143)         (53)
  Savings                                                                             162         (48)         115
  Time Deposits Over $100,000                                                         432        (289)         142
  Time Deposits Under $100,000                                                      1,123        (608)         516
-------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                                 1,807      (1,087)         720
Other Borrowed Funds                                                                  742         (28)         714
-------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                              2,549      (1,115)       1,434
-------------------------------------------------------------------------------------------------------------------
Total Change                                                                      $ 4,902    $ (1,526)     $ 3,375
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

                                                   Available  Held to   Available  Held to  Available   Held to
                                                   for Sale   Maturity  for Sale   Maturity  for Sale   Maturity
                                                  --------------------------------------------------------------
December 31:  (in thousands)                               2000                 1999                 1998
----------------------------------------------------------------------------------------------------------------
  U. S. Treasury                                     $  5,047   $     0   $ 11,875   $     0  $  9,099   $ 2,006
  U. S. Agency                                          7,090     1,999      7,013     1,995    12,138     1,990
  Municipal                                            23,975    38,585     23,042    46,423    24,047    55,088
  Mortgage-Backed Securities                          237,734         0    251,003         0   257,644         0
  Other                                                 5,540       684      4,647       857     9,377     1,068
----------------------------------------------------------------------------------------------------------------
      Total Book Value                               $279,386   $41,268   $297,580   $49,275  $312,305   $60,152
================================================================================================================
      Fair Value                                     $279,386   $41,833   $297,580   $49,411  $312,305   $62,149
================================================================================================================

Analysis of Investment Securities Available for Sale
The following table is a summary of the relative maturities and yields of the Company's investment securities Available for Sale as of December 31, 2000. Municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period

Investment Securities Available for Sale                                              Fair    Average
December 31, 2000 (in thousands)                                                     Value     Yield
-------------------------------------------------------------------------------------------------------
U.S. Treasury
  One year or less                                                                        -          -
  After one year through five years                                                $  5,047       5.33%
  After five years through ten years                                                      -          -
  After ten years                                                                         -          -
-------------------------------------------------------------------------------------------------------
     Total U.S. Treasury Securities                                                   5,047       5.33%
-------------------------------------------------------------------------------------------------------
U.S. Agency
  One year or less                                                                    1,999       6.15%
  After one year through five years                                                   5,091       5.65%
  After five years through ten years                                                      -          -
  After ten years                                                                         -          -
-------------------------------------------------------------------------------------------------------
     Total U.S. Agency Securities                                                     7,090       5.79%
-------------------------------------------------------------------------------------------------------
Municipal
  One year or less                                                                      507       4.92%
  After one year through five years                                                   1,862       5.57%
  After five years through ten years                                                 15,977       6.19%
  After ten years                                                                     5,629       6.25%
-------------------------------------------------------------------------------------------------------
     Total Municipal Securities                                                      23,975       6.13%
-------------------------------------------------------------------------------------------------------
Mortgage-Backed Securities
  One year or less                                                                    1,620       6.38%
  After one year through five years                                                   8,112       7.13%
  After five years through ten years                                                 30,570       6.53%
  After ten years                                                                   197,432       6.43%
-------------------------------------------------------------------------------------------------------
     Total Mortgage-Backed Securities                                               237,734       6.47%
-------------------------------------------------------------------------------------------------------
Other
  One year or less                                                                    5,540       5.92%
  After one year through five years                                                       -          -
  After five years through ten years                                                      -          -
  After ten years                                                                         -          -
-------------------------------------------------------------------------------------------------------
     Total Other Securities                                                           5,540       5.92%
-------------------------------------------------------------------------------------------------------
     Total Investment Securities Available for Sale                                $279,386       6.39%
=======================================================================================================

Note: The average yield for floating rate securities is calculated using the current stated yield.

Analysis of Investment Securities Held to Maturity

The following table is a summary of the relative maturities and yields of the Company's investment securities Held to Maturity as of December 31, 2000. Municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period

Investment Securities Held to Maturity                                                         Book      Average
December 31, 2000 (in thousands)                                                               Value      Yield
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury
  One year or less                                                                               -          -
  After one year through five years                                                              -          -
  After five years through ten years                                                             -          -
  After ten years                                                                                -          -
-------------------------------------------------------------------------------------------------------------------
     Total U.S. Treasury Securities                                                              -          -
-------------------------------------------------------------------------------------------------------------------
U.S. Agency
  One year or less                                                                          $1,999       5.83%
  After one year through five years                                                              -          -
  After five years through ten years                                                             -          -
  After ten years                                                                                -          -
-------------------------------------------------------------------------------------------------------------------
     Total U.S. Agency Securities                                                            1,999       5.83%
-------------------------------------------------------------------------------------------------------------------
Municipal
  One year or less                                                                          10,087       5.41%
  After one year through five years                                                         17,409       7.00%
  After five years through ten years                                                        10,487       6.88%
  After ten years                                                                              602       6.34%
-------------------------------------------------------------------------------------------------------------------
     Total Municipal Securities                                                             38,585       6.54%
-------------------------------------------------------------------------------------------------------------------
Other
  One year or less                                                                               -          -
  After one year through five years                                                              -          -
  After five years through ten years                                                             -          -
  After ten years                                                                              684      11.11%
-------------------------------------------------------------------------------------------------------------------
     Total Other Securities                                                                    684      11.11%
-------------------------------------------------------------------------------------------------------------------
     Total Investment Securities                                                           $41,268       6.58%
===================================================================================================================

Loan Data
(in thousands)
The following table shows the Bank's loan composition by type of loan.

                                                December 31,
                               2000       1999       1998      1997     1996
--------------------------------------------------------------------------------
  Real Estate                  $261,910   $222,354   $180,468  $150,804 $141,408
  Real Estate Construction       28,354     39,186     26,529    25,796   24,972
  Commercial                    182,611    129,969    105,403    79,977   84,073
  Installment                    20,965     18,953     14,035    12,322    9,690
  Credit Card                     3,619      3,235      2,989     2,873    3,276
  Other                             271         60         64       128      152
--------------------------------------------------------------------------------
Total Loans                     497,730    413,757    329,488   271,900  263,571
Less:
  Unearned Income                   333        348        310       294      284
  Allowance for Loan Losses      11,876      9,787      8,589     7,188   10,031
--------------------------------------------------------------------------------
Loans, Net                     $485,521   $403,622   $320,589  $264,418 $253,256
================================================================================
There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.


Non-Performing Loans
(in thousands)

                                                                           December 31,
                                                      2000        1999        1998        1997         1996
----------------------------------------------------------------------------------------------------------------
Nonaccrual Loans
  Real Estate                                            $ 948       $ 754      $3,997      $4,911       $5,881
  Commercial                                               520       1,713         595         580        1,055
  Installment                                                4          32           9           7           18
  Credit Card                                                0           0           0           0            0
  Other                                                      0           0           0           0            0
----------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                                   1,472       2,499       4,601       5,498        6,954
----------------------------------------------------------------------------------------------------------------

Accruing Loans Past Due 90 Days or More
  Real Estate                                                0           0           0           0          357
  Commercial                                                 0           0           0           0            0
  Installment                                                0           0           0           0            1
  Credit Card                                               23          12          23           6           31
  Other                                                      0           0           0           0            0
----------------------------------------------------------------------------------------------------------------
Total Accruing Loans Past Due 90 Days or More               23          12          23           6          389
----------------------------------------------------------------------------------------------------------------
Total Non-Performing Loans                              $1,495      $2,511      $4,624      $5,504       $7,343
================================================================================================================

Other Real Estate Owned                                    $88        $204        $636      $2,231       $2,805

Non-Performing Loans as a Percent of Total Loans         0.30%       0.61%       1.40%       2.02%        2.79%
================================================================================================================

Allowance for Loan Losses
as a Percent of Total Loans                              2.39%       2.37%       2.61%       2.64%        3.81%
================================================================================================================

The Bank's policy is to place loans (Excluding Credit Card Loans) on nonaccrual status when the principal or interest is past due for ninety days or more unless it is both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Thereafter interest is recognized as income only as it is collected in cash. The gross interest income that would have been recorded if the loans had been current for the year ending December 31, 2000 was $71,000. For a discussion of impaired loan policy see Note
4. in the Notes to the Consolidated Financial Statements of the Company's 2000 Annual Report.

Provision and Allowance for Loan Losses
(in thousands)

The following table summarizes the loan loss experience of the Company for the periods indicated:

                                               2000      1999      1998      1997      1996
-----------------------------------------------------------------------------------------------
Balance at Beginning of Year                   $ 9,787   $ 8,589   $ 7,188   $10,031   $ 7,089
Provision Charged to Expense                     2,800     1,700     1,400     5,450     4,000
Charge Offs:
  Real Estate                                       45       794       194       892       803
  Commercial                                       659       404        91     7,672       226
  Installment                                      177        80        73        78        99
  Credit Card                                       48        30        73        94        93
  Other                                              0         0         0         0         0
-----------------------------------------------------------------------------------------------
    Total Charge Offs                          $   929   $ 1,308   $   431   $ 8,736   $ 1,221
-----------------------------------------------------------------------------------------------

Recoveries:
  Real Estate                                        0         3         1       208        56
  Commercial                                       156       775       388       201        58
  Installment                                       53        21        36        26        40
  Credit Card                                        9         7         7         8         9
  Other                                              0         0         0         0         0
-----------------------------------------------------------------------------------------------
    Total Recoveries                               218       806       432       443       163
-----------------------------------------------------------------------------------------------
Net Recoveries (Charge-Offs)                      (711)     (502)        1    (8,293)   (1,058)
-----------------------------------------------------------------------------------------------
Balance at End of Year*                       $ 11,876   $ 9,787   $ 8,589   $ 7,188   $10,031
===============================================================================================

Ratios:
Consolidated Allowance for Loan Losses to:
  Loans at Year End                              2.39%     2.37%     2.61%     2.64%     3.81%
  Average Loans                                  2.60%     2.70%     2.92%     2.74%     3.78%

Consolidated Net Charge-Offs to:
  Loans at Year End                              0.14%     0.12%     0.00%     3.05%     0.40%
  Average Loans                                  0.16%     0.14%     0.00%     3.16%     0.40%

For a description of the Company's policy regarding the Allowance for Loan Losses, see Note 1. in the Notes to the Consolidated Financial Statements of the 2000 Annual Report.


Allocation of the Allowance for Loan Losses

(in thousands)                                Amount of Allowance Allocation at December 31,
                                             --------------------------------------------------
                                               2000      1999      1998      1997      1996
-----------------------------------------------------------------------------------------------
Real Estate                                    $ 2,875   $ 2,609   $ 3,107   $ 3,020   $ 3,658
Real Estate Construction                           311       461       456       516       646
Commercial                                       3,846     3,382     2,530     1,927     5,598
Installment                                        129       147       229        82        55
Other                                               86        81        73        62        67
Unallocated                                      4,629     3,107     2,194     1,581         7
-----------------------------------------------------------------------------------------------
Total                                          $11,876   $ 9,787   $ 8,589   $ 7,188  $ 10,031
===============================================================================================

                                                     Percent of Loans in Each Category
                                                      to Total Loans at December 31,
                                             --------------------------------------------------
                                                2000      1999      1998      1997      1996
                                             --------------------------------------------------
Real Estate                                      52.6%     53.7%     54.8%     55.5%     53.7%
Real Estate Construction                          5.7%      9.5%      8.1%      9.5%      9.5%
Commercial                                       36.7%     31.4%     32.0%     29.4%     31.9%
Installment                                       4.2%      4.6%      4.3%      4.5%      3.7%
Other                                             0.8%      0.8%      0.9%      1.1%      1.3%
-----------------------------------------------------------------------------------------------
Total                                           100.0%    100.0%    100.0%    100.0%    100.0%
===============================================================================================

Maturities and Rate Sensitivity of Loans

(in thousands)
The following table shows the maturity distribution and interest rate sensitivity of loans of the Company on December 31, 2000

                                                                   Over One
                                                                   Year to       Over
                                                        One Year     Five         Five
                                                        or Less      Years       Years        Total      Percent
-------------------------------------------------------------------------------------------------------------------
Real Estate                                             $108,941    $139,784      $41,539    $290,264       61.38%
Commercial                                               107,811      56,147       18,653     182,611       38.62%
-------------------------------------------------------------------------------------------------------------------
  Total                                                 $216,752    $195,931      $60,192    $472,875      100.00%
===================================================================================================================


Rate Sensitivity:
  Predetermined Rate                                    $ 32,007    $ 58,712      $23,598    $114,317       24.17%
  Floating Rate                                          184,744     137,219       36,595     358,558       75.83%
------------------------------------------------------------------------------------------------------------------
  Total                                                 $216,751    $195,931      $60,193    $472,875      100.00%
==================================================================================================================
Percent                                                   45.84%      41.43%       12.73%     100.00%
======================================================================================================

The "One Year Or Less" column includes Demand loans, Overdrafts and Past Due Loans. The Company does not have an automatic rollover policy for maturing loans.




Commitments and Lines of Credit

It is not the policy of the Company to issue formal commitments or lines of credit except to a limited number of well-established and financially responsible local commercial and agricultural enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of letters of credit to facilitate the customer's particular business transaction. Commitment fees are generally not charged except where letters of credit are involved. Commitments and lines of credit typically mature within one year.

Analysis of Certificates of Deposit

(In thousands)
The following table sets forth, by time remaining to maturity, the Company's time deposits in amounts of $100,000 or more for the periods indicated.

                                                                   December 31,
                                                                       2000
--------------------------------------------------------------------------------
Time Deposits of $100,000 or More
  Three Months or Less                                                   $64,778
  Over Three Months Through Six Months                                    31,358
  Over Six Months Through Twelve Months                                   32,749
  Over Twelve Months                                                       6,872
--------------------------------------------------------------------------------
     Total Time Deposits of $100,000 or More                            $135,757
================================================================================
Refer to the Year-To-Date Average Balances and Rate Schedules for information on separate deposit categories.

Ratios

Refer to the Five Year Financial Summary of Operations located on page 28 of the Farmers & Merchants Bancorp Annual Report for the year ending December 31, 2000 for calculations of Return on Average Equity, Return on Average Assets, Dividend Payout Ratio and Equity to Assets Ratio.

Short-Term Borrowings

Refer to Note 9. of the Farmers & Merchants Bancorp Annual Report for the year ending December 31, 2000.

Item 2. Properties
Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 121 W. Pine Street. Banking services are provided in eighteen locations in the Company's service area. Of the eighteen locations, fourteen are owned and four are leased. The expiration of the leases occurs between the years 2001 and 2010.

Item 3. Legal Proceedings
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Matters The common stock of Farmers & Merchants Bancorp is not widely held nor is it actively traded. Consequently, it is not listed on any stock exchange or sold in the over-the-counter market.

The following table summarizes the actual high and low selling prices for the Company's common stock since the first quarter of 1999. These figures are based on activity posted on the Electronic Bulletin Board and on stock transactions between individual shareholders that are reported to the Company.

             Calendar Quarter            High       Low
             ----------------           -------   -------
     2000    Fourth quarter             $245.00   $240.00
             Third quarter               235.00    210.00
             Second quarter              210.00    210.00
             First quarter               210.00    205.00

     1999    Fourth quarter             $210.00   $210.00
             Third quarter               207.00    165.00
             Second quarter              165.00    150.00
             First quarter               150.00    150.00

Beginning in 1975 and continuing through 2000, the Company has issued a 5% stock dividend annually. For information regarding cash dividends declared, refer to Quarterly Financial Data which appears in the Farmers & Merchants Bancorp 2000 Annual Report, located in Exhibit 13 and incorporated herein by reference.

Item 6. Selected Financial Data
The selected financial data for the five years ended December 31, 2000, which appears in the Five-Year Financial Summary of the Company's 2000 Annual Report, located in Exhibit 13, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The management's discussion and analysis section of the Company's 2000 Annual Report, located in Exhibit 13, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of the Company's 2000 Annual Report, located in Exhibit 13, are incorporated herein by reference. (See listing below.)

Statement
---------

    Report of Management
    Report of Independent Accountants
    Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998.
    Consolidated Balance Sheets - December 31, 2000 and 1999.
    Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 2000, 1999 and 1998.
    Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998.
    Consolidated Statements of Comprehensive Income.
    Notes to Consolidated Financial Statements.
    Five Year Financial Summary of Operations
    Selected Quarterly Financial Data
    Management's Discussion and Analysis

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
The information required by this section is contained in an 8-K filed October 20, 2000, and is incorporated herein by reference.

PART III

Item 10, 11, 12, and 13.
The information required by these items is contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2001, and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a) (1) Financial Statements: Incorporated herein by reference, are listed in Item 8 hereof.

        (2) Financial Statement Schedules: None
        (3) Exhibits: See Exhibit Index

        (b) Reports on form 8-K filed during the last quarter of 2000: The Company filed form 8-K on October 20, 2000 with respect to a change in the registrant's certifying accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                          Farmers & Merchants Bancorp
                                  (Registrant)

                                By  /s/ John R. Olson
                                    ---------------------------
                                    John R. Olson
                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2001

/s/ Kent A. Steinwert                    President and
-------------------------------          Chief Executive Officer
Kent A. Steinwert

/s/ Richard S. Erichson                  Executive Vice President
-------------------------------          Senior Credit Officer
Richard S. Erichson

/s/ Donald H. Fraser                     Executive Vice President
-------------------------------          Wholesale/Retail Market Manager
Donald H. Fraser

/s/ Deborah E. Hodkin                    Executive Vice President
-------------------------------          Chief Administrative Officer
Deborah E. Hodkin

/s/ John R. Olson                        Executive Vice President &
-------------------------------          Chief Financial Officer
John R. Olson                            Principal Accounting Officer

/s/ Ole R. Mettler                       /s/ George D. Scheideman
-------------------------------          ----------------------------------
Ole R. Mettler, Chairman                 George D. Scheideman, Director

/s/ Stewart Adams, Jr.,                  /s/ Hugh Steacy
-------------------------------          ----------------------------------
Stewart Adams, Jr., Director             Hugh Steacy, Director

/s/ Ralph Burlington                     /s/ Robert F. Hunnell
-------------------------------          ----------------------------------
Ralph Burlington, Director               Robert F. Hunnell, Director

/s/ Calvin Suess                         /s/ James E. Podesta
-------------------------------          ----------------------------------
Calvin Suess, Director                   James E. Podesta, Director

 Absent                                  /s/ Harry C. Schumacher
-------------------------------          ----------------------------------
Carl Wishek, Jr., Director               Harry C. Schumacher, Director

Index to Exhibits
-----------------

Exhibit No.              Description
-----------              -----------

2 Plan of Reorganization as filed on Form 8-K dated April 30, 1999, are incorporated herein by reference.

3(i) Amended and Restated Certificate of Incorporation of Farmers & Merchants Bancorp, filed as Exhibit 3(i) to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.

3(ii)                    By-Laws of Farmers & Merchants Bancorp, filed as
                         Exhibit 3(i) to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.

10.1 Employment Agreement dated July 8, 1997, between Farmers & Merchants Bank of Central California and Kent
                         A. Steinwert, filed as Exhibit 10.1 to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.

10.2 Employment Agreement dated July 8, 1997, between Farmers & Merchants Bank of Central California and Richard S. Erichson, filed as Exhibit 10.2 to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.

10.3 Deferred Bonus Plan of Farmers & Merchants Bank of Central California adopted as of March 2, 1999, filed as Exhibit 10.3 to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.

10.4 Amended and Restated Deferred Bonus Plan of Farmers & Merchants Bank of Central California, executed May 11, 1999, filed as Exhibit 10.4 to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.

13 Annual Report to Shareholders of Farmers & Merchants Bancorp for the year ended December 31, 2000

16 Letter regarding change in certifying accountants filed as exhibit 16 to Registrants 8-K filed October 20, 2000 is incorporated herein by reference.

21 Subsidiaries of the Registrant as of February 14, 2000, filed as Exhibit 21 to Registrant's 10-K filed March 23, 2000, is incorporated herein by reference.

27                       Financial Data Schedule

99                       Report of Independent Public Accountants issued by
                         Arthur Andersen LLP