Form 10-Q
period 2001-03-31
FARMERS & MERCHANTS BANCORP
filed 2001-05-09
CIK 1085913

                                   FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2001


For Quarter Ended March 31, 2001        Commission File Number: 1.000-26099


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

                         Yes [X] No [_]

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 687,381 as of May 3, 2001.

                          FARMERS & MERCHANTS BANCORP


                                   FORM 10-Q
                               TABLE OF CONTENTS


                            ______________________

PART I. - FINANCIAL INFORMATION                                                                   Page
          ---------------------                                                                   ----
     Item 1 - Financial Statements

            Consolidated Balance Sheets as of March 31, 2001
            December 31, 2000 and March 31, 2000.                                                   3

            Consolidated Statements of Income for the Three Months
            Ended March 31, 2001 and 2000.                                                          4

            Consolidated Statements of Comprehensive Income for the Three
            Months Ended March 31, 2001 and 2000.                                                   5

            Statement of Changes in Shareholders' Equity for the Three
            Months Ended March 31, 2001 and 2000.                                                   6

            Consolidated Statement of Cash Flows for the Three
            Months Ended March 31, 2001 and 2000.                                                   7

            Notes to Consolidated Financial Statements                                              8

     Item 2 - Management's Discussion and Analysis                                                  9

PART II. - OTHER INFORMATION                                                                       22
           -----------------

SIGNATURES                                                                                         23
----------

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP

Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   March 31,          December 31,       March 31,
                                                                                      2001                2000              2000
Assets                                                                            (Unaudited)                           (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents:
 Cash and Due From                                                                   $  26,596          $  33,290         $  25,275
 Federal Funds Sold                                                                     56,400             41,000             2,570
------------------------------------------------------------------------------------------------------------------------------------
  Total Cash and Cash Equivalents                                                       82,996             74,290            27,845

Investment Securities:
 Available-for Sale                                                                    266,038            279,386           294,597
 Held-to-Maturity                                                                       37,569             41,268            47,821
------------------------------------------------------------------------------------------------------------------------------------
  Total Investment Securities                                                          303,607            320,654           342,418
------------------------------------------------------------------------------------------------------------------------------------

Loans                                                                                  491,780            497,730           423,743
 Less: Unearned Income                                                                    (278)              (333)             (365)
 Less: Allowance for Loan Losses                                                       (12,174)           (11,876)          (10,265)
  Loans, Net                                                                           479,328            485,521           413,113
Land, Buildings & Equipment                                                             11,373             11,556            12,743
Interest Receivable and Other Assets                                                     9,996             13,530            13,483
------------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                                                       $ 887,300          $ 905,551         $ 809,602
====================================================================================================================================

Liabilities & Shareholders' Equity
Deposits:
 Demand                                                                              $ 159,167          $ 183,779         $ 147,442
 Interest Bearing Transaction                                                           70,470             81,271            64,801
 Savings                                                                               179,182            175,140           188,755
 Time Deposits Over $100,000                                                           148,041            135,757           101,242
 Time Deposits Under $100,000                                                          186,190            188,731           176,128
------------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                       743,050            764,678           678,368
------------------------------------------------------------------------------------------------------------------------------------

Fed Funds Purchased/Borrowings                                                          41,025             41,033            41,056
Other Liabilities                                                                        8,094              8,957             7,532
------------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                    792,169            814,668           726,956
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
 Common Stock                                                                                7                  7                 7
 Additional Paid In Capital                                                             53,552             53,559            47,765
 Retained Earnings                                                                      39,568             36,527            38,754
 Accumulated Other Comprehensive Income                                                  2,004                790            (3,880)
------------------------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                            95,131             90,883            82,646
------------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities & Shareholders' Equity                                           $ 887,300          $ 905,551         $ 809,602
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Income  (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Three Months
                                                                                                            Ended March 31,
                                                                                                        2001             2000
----------------------------------------------------------------------------------------------------------------------------------
Interest Income:
 Interest & Fees on Loans                                                                               $ 11,258          $ 9,679
 Federal Funds Sold                                                                                          602               48
 Securities:
  Investments Available-for-Sale:
   Taxable                                                                                                 3,987            4,470
   Non-taxable                                                                                               235              223
  Investments Held-to-Maturity:
   Taxable                                                                                                    88              123
   Non-taxable                                                                                               420              519
----------------------------------------------------------------------------------------------------------------------------------
   Total Interest Income                                                                                  16,590           15,062
----------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
 Interest Bearing Transaction                                                                                182              188
 Savings                                                                                                     943            1,074
 Time Deposits Over $100,000                                                                               1,582            1,019
 Time Deposits Under $100,000                                                                              3,135            2,310
  Interest on Borrowed Funds                                                                                 553              629
----------------------------------------------------------------------------------------------------------------------------------
   Total Interest Expense                                                                                  6,395            5,220
----------------------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                                                     $ 10,195            9,842
Provision for Loan Losses                                                                                    300              500
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                                                        9,895            9,342
----------------------------------------------------------------------------------------------------------------------------------

Non-Interest Income
 Service Charges on Deposit Accounts                                                                         897              845
 Net Gain (Loss) on Sale of Investment Securities                                                             88             (180)
 Other                                                                                                       788            1,064
----------------------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Income                                                                               1,773            1,729
----------------------------------------------------------------------------------------------------------------------------------

Non-Interest Expense
 Salaries & Employee Benefits                                                                              4,068            3,841
 Occupancy                                                                                                   438              426
 Equipment                                                                                                   515              424
 Other Operating                                                                                           1,699            2,044
----------------------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Expense                                                                              6,720            6,735
----------------------------------------------------------------------------------------------------------------------------------

Net Income Before Taxes                                                                                    4,948            4,336
Provision for Taxes                                                                                        1,908            1,622
----------------------------------------------------------------------------------------------------------------------------------
   Net Income                                                                                           $  3,040          $ 2,714
==================================================================================================================================

Earning Per Share                                                                                       $   4.42          $  3.95
==================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Comprehensive Income (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                        For Three Months
                                                                                                      Ended March 31,
                                                                                                       2000          2001
---------------------------------------------------------------------------------------------------------------------------
    Net Income                                                                                       $ 3,041       $ 2,714

    Other Comprehensive Income (Loss) -
      Unrealized holding gains (losses) arising during the period, net of income tax effects of $886 and ($103) for the quarters ended March 31,
      2001 and 2000, respectively.                                                                     1,264          (147)

      Less: Reclassification adjustment for realized (gains) losses included in net income, net of related income tax effects of ($38) and $74 for the quarters
      ended March 31, 2001 and 2000, respectively                                                        (50)          106

---------------------------------------------------------------------------------------------------------------------------
                Total Other Comprehensive Income (Loss)                                                1,214           (41)
---------------------------------------------------------------------------------------------------------------------------

    Comprehensive Income                                                                             $ 4,255       $ 2,673
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                                         Accumulated
                                                    Common                 Additional                     Other             Total
                                                    Shares       Common      Paid-In      Retained    Comprehensive    Shareholders'
                                                  Outstanding    Stock       Capital      Earnings       Income             Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                           660,989     $    7      $ 47,993      $ 36,040        $ (3,839)       $ 80,201
====================================================================================================================================
Net Income                                                            -             -         2,714               -           2,714
Cash Dividends Declared on                                                                                                        -
 Common Stock                                                         -             -             -               -               -
5% Stock Dividend                                                     -             -             -               -               -
Cash Paid in Lieu of Fractional
 Shares Related to Stock Dividend                                     -             -             -               -               -
Redemption of Stock                                   (1,106)         -          (228)            -               -            (228)
Changes in Net Unrealized Gain (Loss) on
 Securities Available for Sale                                        -             -             -             (41)            (41)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                              659,883     $    7      $ 47,765      $ 38,754        $ (3,880)       $ 82,646
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                           687,491     $    7      $ 53,559      $ 36,527        $    790        $ 90,883
====================================================================================================================================
Net Income                                                            -             -         3,041               -           3,041
Cash Dividends Declared on                                                                                                        -
 Common Stock                                                         -             -             -               -               -
5% Stock Dividend                                                     -             -             -               -               -
Cash Paid in Lieu of Fractional
 Shares Related to Stock Dividend                                     -             -             -               -               -
Redemption of Stock                                      (26)         -            (7)            -               -              (7)
Changes in Net Unrealized Gain (Loss) on
 Securities Available for Sale                                        -             -             -           1,214           1,214
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                              687,465     $    7      $ 53,552      $ 39,568        $  2,004        $ 95,131
===================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                              March 31,     March 31,
                                                                                               2001         2000
--------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net Income                                                                                  $   3,041     $   2,714
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Provision for Possible Loan Losses                                                              300           500
  Depreciation and Amortization                                                                   387           445
  Provision for Deferred Income Taxes                                                            (240)         (115)
  Net Accretion of Investment Securities                                                         (125)         (109)
  Net (Gain) Loss on Sale of Investment Securities                                                (88)          180
Net Change in Operating Assets & Liabilities:
  Decrease in Trading Account Assets                                                                0             0
  Decrease in Interest Receivable and Other Assets                                              2,925         1,374
  Decrease in Interest Payable and Other Liabilities                                             (863)       (5,940)
--------------------------------------------------------------------------------------------------------------------
       Net Cash Provided (Used) by Operating Activities                                         5,337          (951)

Investing Activities:
 Trading Securities:
  Purchased                                                                                         0             0
  Sold or Matured                                                                                   0             0
Securities Available-for-Sale:
  Purchased                                                                                    (1,131)      (17,659)
  Sold or Matured                                                                              16,624        20,482
Securities Held-to-Maturity:
  Purchased                                                                                       (28)          (48)
  Matured                                                                                       3,857         1,522
Net Loans Originated or Acquired                                                                5,744       (10,056)
Principal Collected on Loans Charged Off                                                          149            64
Net Additions to Premises and Equipment                                                          (204)         (481)
--------------------------------------------------------------------------------------------------------------------
       Net Cash Provided  (Used) by Investing Activities                                       25,011        (6,176)

Financing Activities:
Net (Decrease) in Demand, Interest-Bearing Transaction,
       and Savings Accounts                                                                   (31,371)      (28,457)
Increase in Time Deposits                                                                       9,743        21,681
Federal Funds Purchased/Borrowings                                                                  0             0
Federal Home Loan Bank Borrowings:
       Advances                                                                                     0             0
       Paydowns                                                                                    (8)           (8)
Cash Dividends                                                                                      0             0
--------------------------------------------------------------------------------------------------------------------
Stock Redemption                                                                                   (6)         (228)
--------------------------------------------------------------------------------------------------------------------
Net Cash (Used) by Financing Activities                                                       (21,642)       (7,012)

Increase (Decrease) in Cash and Cash Equivalents                                                8,706       (14,139)

Cash and Cash Equivalents at Beginning of Year                                                 74,290        41,984
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of March 31, 2001 and March 31, 2000                           $  82,996     $  27,845
====================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements
The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (comprised only of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. Results for the period ended March 31, 2001, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for 2000.

2.  Reclassifications
Certain reclassifications may have been made in the 2000 financial information to conform to the presentation used in 2001.

3.  Earnings per Share
The actual number of shares outstanding at March 31, 2001, were 687,465. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Weighted average number of shares for the three months ending March 31, 2001 and 2000 were 687,466 and 692,835. Prior period per share amounts have been restated for the 5% stock dividend declared during 2000 and 1999.

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

Introduction
The following discussion and analysis is intended to provide a better understanding of the Company's performance during the first three months of 2001 and the material changes in financial condition, operating income and expense of the Company and its subsidiary as shown in the accompanying financial statements. This section should be read in conjunction with the Company's consolidated 2000 financial statements and the notes thereto, along with other financial information included in this report.

Overview
For the three months ended March 31, 2001, Farmers & Merchants Bancorp reported net income of $3,041,000, earnings per share of $4.42, return on average assets of 1.39% and return on average shareholders' equity of 13.20%. For the three months ending March 31, 2000, net income totaled $2,714,000, earnings per share was $3.95, return on average assets was 1.35% and the return on average shareholders' equity totaled 12.66%.

The Company's improved financial performance in 2001 was due to a combination of increased revenue generated from its core business, which include improved growth rates in both loans outstanding and deposit balances along with capital management strategies.

The following is a summary of the financial results for the three-month period ending March 31, 2001 compared to March 31, 2000.

 .  Net income for the period totaled $3.0 million, up 12.0% over one year ago.

 .  Net interest income increased 3.6% to $10.2 million from $9.8 million.

 . The provision for loan losses totaled $300 thousand for the period compared to $500 thousand one year ago.

 . Non-interest income increased 2.5% to $1.8 million, from the $1.7 million reported for 2000.

 . Non-interest expense remained unchanged, totaling $6.7 million for both periods.

 .  Total assets increased 9.6% to $887.3 million.

 .  Total loans increased 16.1% to $491.8 million, an increase of $68.0 million.

 .  Total deposits increased 9.5% to $743.0 million.

 . Total investment securities totaled $303.6 million from $342.4 million at March 31, 2000.

 .  Total Shareholders' Equity increased $12.5 million to $95.1 million.

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

Net interest income grew 3.6% to $10.2 million during the first three months of 2001, compared to $9.8 million at March 31, 2000. On a fully taxable equivalent basis, net interest income increased 2.8% and totaled $10.5 million at March 31, 2001, compared to $10.2 million for the first three months of 2000. Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the three months ended March 31, 2001, the net interest margin was 5.1% compared to 5.3% for the same period in 2000. The decrease in net interest margin was primarily related to an increase in the cost of interest bearing deposits.

Loans, the Company's highest earning asset, increased $68.0 million as of March 31, 2001 compared to March 31, 2000. On an average balance basis, loans increased by $64.0 million. The yield on the loan portfolio increased 19 basis points to 9.38% for the three months ending March 31, 2001 compared to 9.19% for the three months ending March 31, 2000. This increase in yield combined with the growth in balances resulted in a positive effect on interest revenue from loans in the amount of $1.6 million for the first three months of 2001.

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

Average investment securities decreased $43.7 million compared to the average balance at March 31, 2000. The decrease in the average balance of investment securities was followed with a corresponding decrease in interest income of $670 thousand for the three months ending March 31, 2001. The average yield, on a taxable equivalent basis, in the investment portfolio was 6.6% in 2001 compared to 6.5% in 2000. Net interest income on the Average Balance Sheet is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Interest expense increased 22.5% primarily as a result of growth in interest-bearing deposit balances and an increase in interest rates paid for those sources of funds. Overall, average interest-bearing sources of funds increased $38.1 million or 6.6%. Of that increase, average borrowings decreased $3.9 million and interest-bearing deposits increased $43.5 million. Interest expense increased disproportionately from the increase in deposit balances due to the rising rate environment and promotional rates paid on certain time deposit products. Overall, the average interest cost on deposits was 4.2% at March 31, 2001 and 3.6% at March 31, 2000.

The Company's earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix.

Allowance for Loan Losses
As a financial institution that assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. The allowance for loan losses is established to absorb losses inherent in the portfolio. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for risks inherent in the loan portfolio. In determining the adequacy of the allowance for loan losses, management takes into consideration examinations by the Company's supervisory authorities, results of internal credit reviews, financial condition of borrowers, loan concentrations, prior loan loss experience, and general economic conditions. The allowance is based on estimates and ultimate losses may vary from the current estimates. Management reviews these estimates periodically and, when adjustments are necessary, they are reported in the period in which they become known.

The Company's written lending policies, along with applicable laws and regulations governing the extension of credit, require risk analysis as well as ongoing portfolio and credit management through loan product diversification, lending limits, ongoing credit reviews and approval policies prior to funding of any loan. The Company manages and controls credit risk through diversification, dollar limits on loans to one borrower and by primarily restricting loans made to its principal market area. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting. Fixed-rate real estate loans are comprised primarily of loans with maturities of less than five years. Generally, long-term residential loans are originated by the Company and sold on the secondary market.

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

As of March 31, 2001, the allowance for loan losses was $12.2 million, which represents 2.5% of the total loan balances. For the period ended March 31, 2000, the allowance was $10.3 million and 2.4% of total loans. The table below illustrates the change in the allowance for the first three months of 2001 and 2000.

Allowance for Loan Losses (in thousands)
--------------------------
Balance, December 31, 2000                                             $ 11,876
Provision Charged to Expense                                                300
Recoveries of Loans Previously Charged Off                                  149
Loans Charged Off                                                          (151)
-------------------------------------------------------------------------------
Balance, March 31, 2001                                                $ 12,174
===============================================================================

Balance, December 31, 1999                                             $  9,787
Provision Charged to Expense                                                500
Recoveries of Loans Previously Charged Off                                   64
Loans Charged Off                                                           (86)
-------------------------------------------------------------------------------
Balance, March 31, 2000                                                $ 10,265
===============================================================================

Non-Interest Income
Non-interest income increased 2.5% for the three months ending March 31, 2001, compared to the same period of 2000. This change is the result of increases in service charges on deposit accounts and a net gain on sale of investment securities compared to a net loss on sale of investment securities during the first quarter of 2000. Other non-interest income for the three months ended March 31, 2001 shows a decline from March 31, 2000 because the prior year figure includes a large nonrecurring gain on sale of other real estate owned.

Non-Interest Expense
Salaries and Employee Benefits increased $227 thousand or 5.9% from the prior year due to merit increases and additional staffing requirements related to loan production. Equipment expense increased $91 thousand or 21.5%. This was due to upgraded computer equipment during the first quarter of 2001. Other operating expense decreased 16.9% or $345 thousand from March 31, 2000. The primary reason for this decrease was cost reductions related to the centralization of various branch operations to a main operations center located in the main office in Lodi, California, which opened during the first quarter of 2000. It is anticipated that the future growth rate in other operating expense will remain modest and comparable to the growth in assets.

Income Taxes
The provision for income taxes increased 17.6% to $1.9 million for the first three months of 2001, primarily due to improved earnings. For the three months ended March 31, 2000, the provision totaled $1.6 million. Additionally, the Company's effective tax rate increased due to the reduction of investments in tax-exempt securities.

Balance Sheet Analysis

Investment Securities
The Financial Accounting Standards Board statement, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and accounted for at amortized cost when the Company has the positive intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demand and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders' equity, net of related income taxes.

The investment portfolio provides the Company with an income alternative to loans. As of March 31, 2001 the investment portfolio represented 34.2% of the Company's total assets. Total investment securities decreased $38.8 million from a year ago and now total $303.6 million. Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the three months ended March 31, 2001, average Federal Funds Sold was $42.8 million compared to $3.3 in 2000.

Loans
The Company's loan portfolio at March 31, 2001 increased $68.0 million from March 31, 2000. The increase is the result of an aggressive calling program on high quality prospects and a favorable economic climate in the Company's market area. Additionally, on an average balance basis loans have increased $64.0 million or 15.2%. Management believes that the growth rate in loans will continue at a modest rate through second quarter, 2001. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:
---------------------
(in thousands)                March 31, 2001    Dec. 31, 2000   March 31, 2000
------------------------------------------------------------------------------
 Real Estate Construction           $ 27,664         $ 28,354         $ 40,116
 Real Estate - Other                 262,154          261,910          231,500
 Commercial                          177,777          182,611          128,421
 Consumer                             24,185           24,855           23,706
------------------------------------------------------------------------------
  Gross Loans                        491,780          497,730          423,743

Less:

  Unearned Income                        278              333              365
  Allowance for Loan Losses           12,174           11,876           10,265
------------------------------------------------------------------------------
  Net Loans                         $479,215         $485,521         $413,113
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

As a result of events beyond the Company's control, problem loans can and do occur. As of March 31, 2001, non-performing loans were $1.2 million compared to $1.9 million at March 31, 2000. Managing problem loans continues to be a significant Company objective. The Company reported no other real estate owned at March 31, 2001, compared to the $200 thousand as of March 31, 2000. Accrued interest reversed from income on loans placed on a non-accrual status totaled $63 thousand at March 31, 2001 compared to $101 thousand at March 31, 2000.

Non-Performing Assets
---------------------
 (dollar amounts in         March 31, 2001      Dec. 31, 2000    March 31, 2000
  thousands)
--------------------------------------------------------------------------------
 Nonperforming Loans                $1,241             $1,495            $1,895
 Other Real Estate Owned                 0                 88               200
--------------------------------------------------------------------------------
 Total                              $1,241             $1,583            $2,095
================================================================================

Non-Performing Assets
as a % of Total Loans                  0.3%               0.3%              0.5%

Allowance for Loan Loss as a         980.9%             794.4%            541.7%
% of Non-Performing Loans

Deposits
At March 31, 2001, deposits totaled $743.1 million. This represents an increase of 9.5% or $64.7 million from March 31, 2000. The majority of the increase was focused in time deposits over $100,000, which increased $46.8 million or 46.2%. This increase was the result of increased marketing and advertising efforts. It is not anticipated that this trend will change significantly through the second quarter of 2001.

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

Capital
Much attention has been directed at the capital adequacy of the financial institution industry. The Company relies on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $95.1 million at March 31, 2001 and $82.6 million at March 31, 2000, which represents an increase of $12.5 million or 15.1%.

The Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation have adopted risk-based capital guidelines. The guidelines are designed to make capital requirements more sensitive to differences in risk related assets among Banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of Bank capital uniform. Company assets and off-balance sheet items are categorized by risk. The results of these regulations are that assets with a higher degree of risk require a larger amount of capital; assets, such as cash, with a low degree of risk have little or no capital requirements. Under the guidelines the Company is currently required to maintain regulatory risk based capital equal to at least 8.0%. As of March 31, 2001 the Company meets all capital adequacy requirements to which it is subject. The following table illustrates the relationship between regulatory capital requirements and the Company and Bank's capital position.

                                                                                                               To Be Well
                                                                                                            Capitalized Under
                                                                                       Regulatory Capital   Prompt Corrective
(in thousands)                                                            Actual          Requirements      Action Provisions
March 31, 2001                                                       Amount    Ratio     Amount    Ratio     Amount    Ratio
----------------------------------------------------------------------------------------------------------------------------
Total Bank Capital to Risk Weighted Assets                          $ 99,569   15.11%   $52,717     8.0%    $65,896    10.0%
Total Consolidated Capital to Risk Weighted Assets                  $101,411   15.38%   $52,751     8.0%        N/A     N/A
Tier I Bank Capital to Risk Weighted Assets                         $ 91,285   13.85%   $26,358     4.0%    $39,538     6.0%
Tier I Consolidated Capital to Risk Weighted Assets                 $ 93,127   14.12%   $26,375     4.0%        N/A     N/A
Tier I Bank Capital to Average Assets                               $ 91,285   10.39%   $35,150     4.0%    $43,937     5.0%
Tier I Consolidated Capital to Average Assets                       $ 93,127   10.59%   $35,167     4.0%        N/A     N/A

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

Central to the Company's credit risk management is a proven loan risk rating system. Limitations on industry concentration, aggregate customer borrowings and geographic boundaries also reduce loan credit risk. Credit risk in the investment portfolio is minimized through clearly defined limits in the Bank's policy statements. Senior Management, Directors Committees, and the Board of Directors are provided with timely and accurate information to appropriately identify, measure, control and monitor the credit risk of the Company and the Bank.

The allowance for loan losses is based on estimates of probable losses inherent in the loan portfolio. The amount actually incurred with respect to these losses can vary significantly from the estimated amounts. The Company's methodology includes several features which are intended to reduce the difference between estimated and actual losses.

Implicit in lending activities is the risk that losses will and do occur and that the amount of such losses will vary over time. Consequently, the Company maintains an allowance for loan losses by charging a provision for loan losses to earnings. Loans determined to be losses are charged against the allowance for loan losses. The Company's allowance for loan losses is maintained at a level considered by management to be adequate to provide for estimated credit losses inherent in the portfolio.

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

Management believes that the allowance for loan losses at March 31, 2001 was adequate to provide for recognized, unidentified and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan chargeoffs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The Company also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company's net interest income is measured over a rolling one-year horizon. The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2001, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 13.23% if rates increase by 200 basis points and a decrease in net interest income of 17.16% if rates decline 200 basis points.

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

In general, liquidity risk is managed daily by controlling the level of Fed Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Fed Funds as a reserve for temporary liquidity needs. During the first quarter of 2001, Federal Funds averaged $42.8 million. In addition, the Company maintains Federal Fund credit lines of $136 million with major correspondent banks subject to the customary terms and conditions for such arrangements.

At March 31, 2001, the Company had available liquid assets, which included cash and unpledged investment securities of approximately $155.7 million, which represents 17.5% of total assets.

Average Balance Sheets

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three-month periods ending March 31, 2001 and 2000. The average yields on earning assets and average rates paid on interest-bearing liabilities have been computed on an annualized basis for purposes of comparability with full year data. Average balance amounts for assets and liabilities are the computed average of daily balances.

Farmers & Merchants Bancorp

Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                               Three Months Ended March 31,
                                                                                          2001
Assets                                                                       Balance    Interest       Rate
-------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                          $  42,778     $   602       5.71%

Investment Securities Available-for-Sale
 U.S. Treasuries                                                                4,141          55       5.39%
 U.S. Agencies                                                                  6,815          99       5.89%
 Municipals                                                                    23,633         384       6.59%
 Mortgage Backed Securities                                                   232,961       3,747       6.52%
 Other                                                                          5,542          53       3.88%
-------------------------------------------------------------------------------------------------------------
  Total Investment Securities Available-for-Sale                              273,092       4,338       6.44%
-------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
 U.S. Treasuries                                                                    0           0       0.00%
 U.S. Agencies                                                                  1,488          22       6.00%
 Municipals                                                                    37,284         679       7.38%
 Mortgage Backed Securities                                                         0           0       0.00%
 Other                                                                            672          18      10.86%
-------------------------------------------------------------------------------------------------------------
  Total Investment Securities Held-to-Maturity                                 39,444         719       7.39%
-------------------------------------------------------------------------------------------------------------

Loans
 Real Estate                                                                  291,987       6,685       9.29%
 Commercial                                                                   169,807       3,935       9.40%
 Installment                                                                   20,815         526      10.25%
 Credit Card                                                                    3,485         103      11.99%
 Municipal                                                                        572           9       6.38%
-------------------------------------------------------------------------------------------------------------
  Total Loans                                                                 486,666      11,258       9.38%
-------------------------------------------------------------------------------------------------------------
  Total Earning Assets                                                        841,980     $16,917       8.15%
                                                                                      =======================

Unrealized Gain/(Loss) on Securities Available-for-Sale                         1,637
Allowance for Loan Losses                                                     (11,941)
Cash and Due From Banks                                                        26,570
All Other Assets                                                               26,029
--------------------------------------------------------------------------------------
  Total Assets                                                              $ 884,275
======================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
 Transaction                                                                $  65,812     $   182       1.12%
 Savings                                                                      177,175         943       2.16%
 Time Deposits Over $100,000                                                  108,582       1,582       5.91%
 Time Deposits Under $100,000                                                 222,629       3,134       5.71%
-------------------------------------------------------------------------------------------------------------
  Total Interest Bearing Deposits                                             574,198       5,841       4.13%
Other Borrowed Funds                                                           41,030         553       5.47%
-------------------------------------------------------------------------------------------------------------
  Total Interest Bearing Liabilities                                          615,228     $ 6,394       4.21%
                                                                                      =======================

Demand Deposits                                                               167,558
All Other Liabilities                                                           8,527
--------------------------------------------------------------------------------------
  Total Liabilities                                                           791,313

Shareholders' Equity                                                           92,962
--------------------------------------------------------------------------------------
  Total Liabilities & Shareholders' Equity                                  $ 884,275
======================================================================================

Net Interest Margin                                                                                     5.07%
=============================================================================================================

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

Farmers & Merchants Bancorp

Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                             Three Months Ended March 31,
                                                                                         2000
Assets                                                                       Balance    Interest       Rate
-------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                          $   3,315    $     46       5.57%
Investment Securities Available-for-Sale
 U.S. Treasuries                                                               14,976         204       5.46%
 U.S. Agencies                                                                  7,230         104       5.77%
 Municipals                                                                    24,336         393       6.48%
 Mortgage Backed Securities                                                   255,946       4,057       6.36%
 Other                                                                          4,720          77       6.54%
-------------------------------------------------------------------------------------------------------------
  Total Investment Securities Available-for-Sale                              307,208       4,835       6.31%
-------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
 U.S. Treasuries                                                                    0           0       0.00%
 U.S. Agencies                                                                  2,018          30       5.96%
 Municipals                                                                    46,202         842       7.31%
 Mortgage Backed Securities                                                         0           0       0.00%
 Other                                                                            856          19       8.90%
-------------------------------------------------------------------------------------------------------------
  Total Investment Securities Held-to-Maturity                                 49,076         891       7.28%
-------------------------------------------------------------------------------------------------------------

Loans
 Real Estate                                                                  270,212       6,112       9.07%
 Commercial                                                                   129,362       3,030       9.39%
 Installment                                                                   19,547         444       9.11%
 Credit Card                                                                    3,227          89      11.06%
 Municipal                                                                        270           4       5.94%
-------------------------------------------------------------------------------------------------------------
  Total Loans                                                                 422,618       9,679       9.19%
-------------------------------------------------------------------------------------------------------------
  Total Earning Assets                                                        782,217    $ 15,451       7.92%
                                                                                      =======================

Unrealized Gain/(Loss) on Securities Available-for-Sale                        (8,651)
Reserve for Loan Losses                                                       (10,060)
Cash and Due From Banks                                                        26,048
All Other Assets                                                               30,180
--------------------------------------------------------------------------------------
  Total Assets                                                              $ 819,734
======================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
 Transaction                                                                $  66,394    $    188       1.14%
 Savings                                                                      192,567       1,074       2.24%
 Time Deposits Over $100,000                                                   82,248       1,019       4.97%
 Time Deposits Under $100,000                                                 189,427       2,310       4.89%
-------------------------------------------------------------------------------------------------------------
  Total Interest Bearing Deposits                                             530,636       4,591       3.47%
Other Borrowed Funds                                                           44,948         629       5.61%
-------------------------------------------------------------------------------------------------------------
  Total Interest Bearing Liabilities                                          575,584    $  5,220       3.64%
                                                                                      =======================

Demand Deposits                                                               152,281
All Other Liabilities                                                           9,727
--------------------------------------------------------------------------------------
  Total Liabilities                                                           737,592

Shareholders' Equity                                                           82,142
--------------------------------------------------------------------------------------
  Total Liabilities & Shareholders' Equity                                  $ 819,734
======================================================================================

Net Interest Margin                                                                                     5.25%
=============================================================================================================

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

Farmers & Merchants Bancorp

Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                                            2001 versus 2000
                                                                                           Amount of Increase
                                                                                      (Decrease) Due to Change in:
                                                                                ----------------------------------------
                                                                                       Average      Average       Net
       Interest Earning Assets                                                         Balance       Rate        Change
------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                                    $  554        $   2        $  556
Investment Securities Available for Sale
  U.S. Treasuries                                                                       (146)          (3)         (149)
  U.S. Agencies                                                                          (17)          12            (5)
  Municipals                                                                             (40)          31            (9)
  Mortgage Backed Securities                                                            (896)         586          (310)
  Other                                                                                   68          (92)          (24)
------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale                                    (1,031)         534          (497)
------------------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Treasuries                                                                          0            0             0
  U.S. Agencies                                                                          (10)           2            (8)
  Municipals                                                                            (217)          53          (164)
  Mortgage Backed Securities                                                               0            0             0
  Other                                                                                  (17)          17            (1)
------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity                                        (244)          71          (173)
------------------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                                                            444          129           573
  Commercial                                                                             904            1           905
  Installment                                                                             29           53            82
  Credit Card                                                                              7            8            14
  Other                                                                                    5            0             5
------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                        1,387          192         1,579
------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                                 667          799         1,465
------------------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                                             (3)          (3)           (6)
  Savings                                                                                (91)         (40)         (131)
  Time Deposits Over $100,000                                                            354          210           563
  Time Deposits Under $100,000                                                           422          402           824
------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                                      682          568         1,250
Other Borrowed Funds                                                                     (58)         (17)          (76)
------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                                   624          551         1,174
------------------------------------------------------------------------------------------------------------------------
Total Change                                                                           $  43       $  248        $  291
========================================================================================================================

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

     Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None

ITEM 5. Other Information
-------------------------

     None

ITEM 6(a). Exhibits
-------------------

     None


ITEM 6(b). Reports on Form 8-K
------------------------------

     None

                                  SIGNATURES
                                  ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FARMERS & MERCHANTS BANCORP


Date: May 7, 2001                                 /s/ Kent A. Steinwert
                                                  ------------------------------
                                                  Kent A. Steinwert
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



Date: May 7, 2001                                 /s/ John R. Olson
                                                  ------------------------------
                                                  John R. Olson
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)