Form 10-Q
period 2001-06-30
FARMERS & MERCHANTS BANCORP
filed 2001-08-08
CIK 1085913

                                   FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2001


For Quarter Ended June 30, 2001              Commission File Number: 1.000-26099


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

              Yes [x]   No [ ]

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 720,914 as of July 31, 2001.

                          FARMERS & MERCHANTS BANCORP


                                   FORM 10-Q
                               TABLE OF CONTENTS




PART I. - FINANCIAL INFORMATION
          ---------------------

                                                                                           Page
                                                                                           ----
     Item 1 - Financial Statements

            Consolidated Balance Sheets as of June 30, 2001
            December 31, 2000 and June 30, 2000.                                             3

            Consolidated Statements of Income for the Three Months
            and Six Months Ended June 30, 2001 and 2000.                                     4

            Consolidated Statements of Comprehensive Income for the Three
            Months and Six Months Ended June 30, 2001 and 2000.                              5

            Statement of Changes in Shareholders' Equity for the Six
            Months Ended June 30, 2001 and 2000.                                             6

            Consolidated Statement of Cash Flows for the Six
            Months Ended June 30, 2001 and 2000.                                             7

            Notes to Consolidated Financial Statements                                       8

     Item 2 - Management's Discussion and Analysis                                           9

PART II. - OTHER INFORMATION                                                                22
           -----------------

SIGNATURES                                                                                  24
----------

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements


FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------------------------------
(in thousands)                                                              June 30,       December 31,       June 30,
                                                                              2001             2000             2000
Assets                                                                     (Unaudited)                       (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due From                                                          $ 39,599         $ 33,290         $ 27,691
  Federal Funds Sold                                                           40,200           41,000            7,350
    Total Cash and Cash Equivalents                                            79,799           74,290           35,041

Investment Securities:
  Trading                                                                         747                -                -
  Available-for-Sale                                                          261,180          279,386          286,512
  Held-to-Maturity                                                             35,952           41,268           47,287
-----------------------------------------------------------------------------------------------------------------------
    Total Investment Securities                                               297,879          320,654          333,799
-----------------------------------------------------------------------------------------------------------------------

Loans                                                                         529,334          497,730          476,106
  Less: Unearned Income                                                          (500)            (333)            (405)
  Less: Allowance for Loan Losses                                             (12,655)         (11,876)         (10,657)
-----------------------------------------------------------------------------------------------------------------------
    Loans, Net                                                                516,179          485,521          465,044
-----------------------------------------------------------------------------------------------------------------------
Land, Buildings & Equipment                                                    11,108           11,556           12,473
Interest Receivable and Other Assets                                           10,491           13,530           15,409
    Total Assets                                                             $915,456         $905,551         $861,766
=======================================================================================================================

Liabilities & Shareholders' Equity
Deposits:
  Demand                                                                     $161,136         $183,779         $150,869
  Interest Bearing Transaction                                                 76,781           81,271           77,085
  Savings                                                                     185,086          175,140          163,355
  Time Deposits Over $100,000                                                 158,130          135,757          133,284
  Time Deposits Under $100,000                                                187,653          188,731          182,686
-----------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                            768,786          764,678          707,279
-----------------------------------------------------------------------------------------------------------------------

Fed Funds Purchased/Borrowings                                                 41,017           41,033           62,049
Other Liabilities                                                               8,536            8,957            9,264
-----------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                         818,339          814,668          778,592
-----------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
  Common Stock                                                                      7                7                7
  Additional Paid In Capital                                                   61,762           53,559           53,592
  Retained Earnings                                                            32,900           36,527           33,361
  Accumulated Other Comprehensive Income                                        2,448              790           (3,786)
-----------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                 97,117           90,883           83,174
-----------------------------------------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                                 $915,456         $905,551         $861,766
=======================================================================================================================
The accompanying notes are an integral part of these consolidated financial statements



FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                        Three Months                        Six Months
                                                                      Ended June 30,                     Ended June 30,
                                                                  2001              2000             2001             2000
----------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest & Fees on Loans                                       $11,485           $10,825          $22,743          $20,504
  Federal Funds Sold                                                 500                54            1,102              102
  Securities:
    Investments Available-for-Sale:
      Taxable                                                      3,861             4,525            7,848            8,995
      Non-taxable                                                    215               223              450              446
    Investments Held-to-Maturity:
      Taxable                                                         65                74              153              197
      Non-taxable                                                    413               530              833            1,049
----------------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                       16,539            16,231           33,129           31,293
----------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest Bearing Transaction                                       166               191              348              379
  Savings                                                            927             1,014            1,870            2,088
  Time Deposits Over $100,000                                      1,589             1,191            3,171            2,210
  Time Deposits Under $100,000                                     2,766             2,614            5,901            4,924
  Interest on Borrowed Funds                                         557               890            1,110            1,519
----------------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                       6,005             5,900           12,400           11,120
----------------------------------------------------------------------------------------------------------------------------

Net Interest Income                                               10,534            10,331           20,729           20,173
Provision for Loan Losses                                            300               500              600            1,000
----------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses               10,234             9,831           20,129           19,173
----------------------------------------------------------------------------------------------------------------------------

Non-Interest Income
  Service Charges on Deposit Accounts                              1,059               861            1,956            1,706
  Net Gain (Loss) on Sale of Investment Securities                   (22)               62               66             (118)
  Other                                                              996               777            1,784            1,841
----------------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                    2,033             1,700            3,806            3,429
----------------------------------------------------------------------------------------------------------------------------

Non-Interest Expense
  Salaries & Employee Benefits                                     4,674             4,388            8,742            8,279
  Occupancy                                                          375               430              813              856
  Equipment                                                          448               495              963              919
  Other Operating                                                  1,577             1,729            3,276            3,723
----------------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expense                                   7,074             7,042           13,794           13,777
----------------------------------------------------------------------------------------------------------------------------

Net Income Before Taxes                                            5,193             4,489           10,141            8,825
Provision for Taxes                                                2,032             1,685            3,940            3,307
----------------------------------------------------------------------------------------------------------------------------
    Net Income                                                   $ 3,161           $ 2,804          $ 6,201          $ 5,518
============================================================================================================================

Earning Per Share                                                $  4.38           $  3.87          $  8.60          $  7.61
============================================================================================================================
The accompanying notes are an integral part of these consolidated financial statements


FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income  (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                    Three Months Ended        Six Months Ended
                                                                                  June 30,   June 30,      June 30,  June 30,
                                                                                    2001       2000          2001      2000
-----------------------------------------------------------------------------------------------------------------------------
    Net Income                                                                     $3,161     $2,804        $6,201     $5,518

    Other Comprehensive Income (Loss) -
      Unrealized holding gains (losses) arising during the period, net of income tax effects of $317 and ($540) for the quarters ended
      June 30, 2001 and 2000, respectively, and of $1,203 and ($643)
      for the six months ended June 30, 2001 and 2000, respectively.                  454      1,067         1,718        920

      Less: Reclassification adjustment for realized (gains) losses included in net income, net of related income tax effects of ($7)
      and ($681) for the quarters ended June 30, 2001 and 2000,
      respectively, and of ($45) and ($607) for the six months ended
      June 30, 2001 and 2000, respectively.                                           (10)      (973)          (60)      (867)

-----------------------------------------------------------------------------------------------------------------------------
          Total Other Comprehensive Income                                            444         94         1,658         53
-----------------------------------------------------------------------------------------------------------------------------

    Comprehensive Income                                                           $3,605     $2,898        $7,859     $5,571
=============================================================================================================================
The accompanying notes are an integral part of these consolidated financial statements


FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                       Accumulated
                                                  Common                 Additional                     Other         Total
                                                  Shares       Common      Paid-In     Retained     Comprehensive  Shareholders'
                                               Outstanding      Stock      Capital     Earnings        Income         Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                        660,989         $7       $47,993      $36,040         $(3,839)        $80,201
===============================================================================================================================
Net Income                                                         -             -        5,518               -           5,518
Cash Dividends Declared on                                                                                                    -
   Common Stock                                                    -             -       (1,273)              -          (1,273)
5% Stock Dividend                                  32,496          -         6,824       (6,824)              -               -
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                                -             -         (100)              -            (100)
Redemption of Stock                                (5,853)         -        (1,225)           -               -          (1,225)
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                                   -             -            -              53              53
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                            687,632         $7       $53,592      $33,361         $(3,786)        $83,174
===============================================================================================================================


Balance, December 31, 2000                        687,491         $7       $53,559      $36,527         $   790         $90,883
===============================================================================================================================
Net Income                                                         -             -        6,201               -           6,201
Cash Dividends Declared on                                                                                                    -
   Common Stock                                                    -             -       (1,406)              -          (1,406)
5% Stock Dividend                                  33,831          -         8,288       (8,288)              -               -
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                                -             -         (134)              -            (134)
Redemption of Stock                                  (344)         -           (85)           -               -             (85)
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                                   -             -            -           1,658           1,658
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                            720,978         $7       $61,762      $32,900         $ 2,448         $97,117
===============================================================================================================================
The accompanying notes are an integral part of these consolidated financial statements


FARMERS & MERCHANTS BANCORP
Consolidated Statement of Cash Flows  (Unaudited)                                               Six Months Ended
---------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                             June 30,         June 30,
                                                                                             2001             2000
---------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net Income                                                                                $  6,201         $  5,518
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Provision for Loan Losses                                                                    600            1,000
    Depreciation and Amortization                                                                757              897
    Provision for Deferred Income Taxes                                                         (480)            (230)
    Net Accretion of Investment Securities                                                      (229)            (206)
    Net (Gain) Loss on Sale of Investment Securities                                             (88)             118
  Net Change in Operating Assets & Liabilities:
    Decrease in Trading Account Assets                                                            (2)               0
    Decrease in Interest Receivable and Other Assets                                           2,360             (503)
    Decrease in Interest Payable and Other Liabilities                                          (421)          (4,209)
---------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                                              8,698            2,385

Investing Activities:
  Trading Securities:
    Purchased                                                                                   (306)               0
    Sold or Matured                                                                               77                0
  Securities Available-for-Sale:
    Purchased                                                                                (11,011)         (40,649)
    Sold or Matured                                                                           31,677           51,855
  Securities Held-to-Maturity:
    Purchased                                                                                    (60)             (74)
    Matured                                                                                    5,534            2,102
  Net Loans Originated or Acquired                                                           (31,627)         (62,529)
  Principal Collected on Loans Charged Off                                                       369              107
  Net Additions to Premises and Equipment                                                       (309)            (663)
---------------------------------------------------------------------------------------------------------------------
        Net Cash Used by Investing Activities                                                 (5,656)         (49,851)

Financing Activities:
  Net Decrease in Demand, Interest-Bearing Transaction,
   and Savings Accounts                                                                      (17,187)         (38,146)
  Increase in Time Deposits                                                                   21,295           60,282
  Federal Home Loan Bank Borrowings:
    Advances                                                                                       0           21,000
    Paydowns                                                                                     (16)             (15)
  Cash Dividends                                                                              (1,540)          (1,373)
  Stock Redemption                                                                               (85)          (1,225)
---------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                      2,467           40,523

Increase (Decrease) in Cash and Cash Equivalents                                               5,509           (6,943)

Cash and Cash Equivalents at Beginning of Year                                                74,290           41,984
---------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of June 30, 2001 and June 30, 2000                             $ 79,799         $ 35,041
=====================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements

The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (comprised only of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. Results for the period ended June 30, 2001, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for 2000.

2.  Reclassifications

Certain reclassifications may have been made in the 2000 financial information to conform to the presentation used in 2001.

3.  Earnings per Share

The actual number of shares outstanding at June 30, 2001, were 720,978. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Weighted average number of shares for the six months ending June 30, 2001 and 2000 were 721,220 and 725,571. Prior period per share amounts have been restated for the 5% stock dividend declared during 2001 and 2000.

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

Introduction

The following discussion and analysis is intended to provide a better understanding of the Company's performance during the first six months of 2001 and the material changes in financial condition, operating income and expense of the Company and its subsidiary as shown in the accompanying financial statements. This section should be read in conjunction with the Company's consolidated 2000 financial statements and the notes thereto, along with other financial information included in this report.

Overview

For the six months ended June 30, 2001, Farmers & Merchants Bancorp reported net income of $6,201,000, earnings per share of $8.60, return on average assets of 1.39% and return on average shareholders' equity of 13.24%. For the six months ending June 30, 2000, net income totaled $5,518,000, earnings per share was $7.61, return on average assets was 1.35% and the return on average shareholders' equity totaled 12.76%.

The Company's improved financial performance in 2001 was due to a combination of increased revenue generated from its core business, which include improved growth rates in both loans outstanding and deposit balances along with capital management strategies.

The following is a summary of the financial results for the six-month period ending June 30, 2001 compared to June 30, 2000.

 .  Net income for the period totaled $6.2 million, up 12.4% over one year ago.

 .  Net interest income increased 2.8% to $20.7 million from $20.2 million.

 . The provision for loan losses totaled $600 thousand for the period compared to $1.0 million one year ago.

 . Non-interest income increased 11.0% to $3.8 million, from the $3.4 million reported for 2000.

 . Non-interest expense remained unchanged, totaling $13.8 million for both periods.

 .  Total assets increased 6.2% to $915.4 million.

 .  Gross loans increased 11.2% to $529.3 million, an increase of $53.2 million.

 .  Total deposits increased 8.7% to $768.8 million.

 . Total investment securities totaled $297.9 million from $333.8 million at June 30, 2000.

 .  Total shareholders' equity increased $13.9 million to $97.1 million.

Net Interest Income

Net interest income is the amount by which the interest and fees on loans and interest earning assets exceed the interest paid on interest bearing sources of funds. For the purpose of analysis, the interest earned on tax-exempt investments and municipal loans is adjusted to an amount comparable to interest subject to normal income taxes. This adjustment is referred to as "taxable equivalent" and is noted wherever applicable. Interest income and expense are affected by changes in the volume and mix of average interest earning assets and average interest bearing liabilities, as well as fluctuations in interest rates. Therefore, increases or decreases in net interest income are analyzed as changes in volume, changes in rate and changes in the mix of assets and liabilities.

Net interest income grew 2.8% to $20.7 million during the first six months of 2001, compared to $20.2 million at June 30, 2000. On a fully taxable equivalent basis, net interest income increased 2.0% and totaled $21.4 million at June 30, 2001, compared to $20.9 million for the first six months of 2000. Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the six months ended June 30, 2001, the net interest margin was 5.0% compared to 5.3% for the same period in 2000. The decrease in net interest margin was primarily related to the drop in interest rates during the first six months of 2001.

Loans, the Company's highest earning asset, increased $53.2 million as of June 30, 2001 compared to June 30, 2000. On an average balance basis, loans increased by $62.3 million. The yield on the loan portfolio decreased 28 basis points to 9.16% for the six months ending June 30, 2001 compared to 9.44% for the six months ending June 30, 2000. This decrease in yield was offset by the growth in balances which resulted in a positive effect on interest revenue from loans in the amount of $2.2 million for the first six months of 2001.

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

Average investment securities decreased $43.8 million compared to the average balance at June 30, 2000. The decrease in the average balance of investment securities was followed with a corresponding decrease in interest income of $1.5 million for the six months ending June 30, 2001. The average yield, on a taxable equivalent basis, in the investment portfolio was 6.5% in 2001 compared to 6.6% in 2000. Net interest income on the Average Balance Sheet is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Interest expense increased 11.5% primarily as a result of growth in interest-bearing deposit balances and promotional rates paid for certificates of deposit in late 2000 and early 2001. Overall, average interest-bearing sources of funds increased $43.5 million or 7.4%. Of that increase, average borrowings decreased $13.1 million and interest-bearing deposits increased $56.6 million. Interest expense increased disproportionately from the increase in deposit balances due to certificates of deposit that were opened late in 2000 and early 2001 that have not yet repriced at the lower prevailing rates. Overall, the average interest cost on deposits was 3.9% at June 30, 2001 and 3.6% at June 30, 2000.

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

As of June 30, 2001, the allowance for loan losses was $12.6 million, which represents 2.4% of the total loan balances. For the period ended June 30, 2000, the allowance was $10.6 million and 2.2% of total loans. The table below illustrates the change in the allowance for the first six months of 2001 and 2000.

Allowance for Loan Losses (in thousands)
--------------------------

Balance, December 31, 2000                                          $11,876
Provision Charged to Expense                                            600
Recoveries of Loans Previously Charged Off                              369
Loans Charged Off                                                      (190)
---------------------------------------------------------------------------
Balance, June 30, 2001                                              $12,655
===========================================================================

Balance, December 31, 1999                                          $ 9,787
Provision Charged to Expense                                          1,000
Recoveries of Loans Previously Charged Off                              107
Loans Charged Off                                                      (237)
---------------------------------------------------------------------------
Balance, June 30, 2000                                              $10,657
===========================================================================

Non-Interest Income

Non-interest income increased 11.0% for the six months ending June 30, 2001, compared to the same period of 2000. This change is the result of increases in service charges on deposit accounts and a net gain on sale of investment securities compared to a net loss on sale of investment securities during the first half of 2000. Other non-interest income for the six months ended June 30, 2001 shows a decline from June 30, 2000 because of a non-recurring item recorded in 2000.

Non-Interest Expense

Salaries and Employee Benefits increased $580 thousand or 7.1% from the prior year due to merit increases and additional staffing requirements related to loan production. Occupancy expense decreased due mostly to a decline in rental expense paid by the Bank. Equipment expense increased $44 thousand or 4.8%. This was due to upgraded computer equipment during the first quarter of 2001. Other operating expense decreased 12.0% or $447 thousand from June 30, 2000.
The primary reason for this decrease was cost saving measures related to legal fees and stationery and printing expenses. It is anticipated that the future growth rate in other operating expense will remain modest and comparable to the growth in assets.

Income Taxes

The provision for income taxes increased 19.1% to $3.9 million for the first six months of 2001, primarily due to improved earnings. For the six months ended June 30, 2000, the provision totaled $3.3 million. Additionally, the Company's effective tax rate increased due to the decline through maturities of investments in tax-exempt securities.

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

The investment portfolio provides the Company with an income alternative to loans. As of June 30, 2001 the investment portfolio represented 32.5% of the Company's total assets. Total investment securities decreased $35.9 million from a year ago and now total $297.9 million. Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the six months ended June 30, 2001, average Federal Funds Sold was $43.3 million compared to $3.3 in 2000.

Loans

The Company's loan portfolio at June 30, 2001 increased $53.2 million from June 30, 2000. The increase is the result of an aggressive calling program on high quality prospects and a favorable economic climate in the Company's market area. Additionally, on an average balance basis loans have increased $62.3 million or 14.3%. Management believes that the growth rate in loans will continue at a modest rate through third quarter, 2001. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:
---------------------

(in thousands)                  June 30, 2001    Dec. 31, 2000   June 30, 2000
------------------------------------------------------------------------------
Real Estate Construction            $ 36,850         $ 28,354         $ 30,454
Real Estate - Other                  269,709          261,910          253,433
Commercial                           199,484          182,611          167,346
Consumer                              23,291           24,855           24,873
------------------------------------------------------------------------------
  Gross Loans                        529,334          497,730          476,106
Less:

  Unearned Income                        500              333              405
  Allowance for Loan                  12,655           11,876           10,657
   Losses
------------------------------------------------------------------------------
  Net Loans                         $516,179         $485,521         $465,044
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

As a result of events beyond the Company's control, problem loans can and do occur. As of June 30, 2001, non-performing loans were $903 thousand compared to $2.3 million at June 30, 2000. Managing problem loans continues to be a significant Company objective. The Company reported no other real estate owned at June 30, 2001, compared to the $200 thousand as of June 30, 2000. Accrued interest reversed from income on loans placed on a non-accrual status totaled $77 thousand at June 30, 2001 compared to $102 thousand at June 30, 2000.

Non-Performing Assets
---------------------

(dollar amounts in           June 30, 2001      Dec. 31, 2000     June 30, 2000
 thousands)
-------------------------------------------------------------------------------
Nonperforming Loans                $   903             $1,495            $2,347
Other Real Estate Owned                  0                 88               200
-------------------------------------------------------------------------------
Total                              $   903             $1,583            $2,547
===============================================================================

Non-Performing Assets
as a % of Total Loans                  0.2%               0.3%              0.5%
Allowance for Loan
 Losses as a % of                   1401.4%             794.4%            454.1%
 Non-Performing Loans

Deposits

At June 30, 2001, deposits totaled $768.8 million. This represents an increase of 8.7% or $61.5 million from June 30, 2000. The majority of the increase was focused in time deposits over $100,000, which increased $24.8 million or 18.6%. This increase was the result of increased marketing and advertising efforts. It is not anticipated that this trend will change significantly through the third quarter of 2001.

The most volatile deposits in any financial institution are certificates of deposit over $100,000. The Company has not found its certificates of deposit over $100,000 to be as volatile as some other financial institutions as it does not solicit these types of deposits from brokers. It has been the Company's experience that large depositors have placed their funds with the Company due to its reputation for safety and soundness.

Capital

Much attention has been directed at the capital adequacy of the financial institution industry. The Company relies on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $97.1 million at June 30, 2001 and $83.2 million at June 30, 2000, which represents an increase of $13.9 million or 16.8%.

The Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation have adopted risk-based capital guidelines. The guidelines are designed to make capital requirements more sensitive to differences in risk related assets among Banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of Bank capital uniform. Company assets and off-balance sheet items are categorized by risk. The results of these regulations are that assets with a higher degree of risk require a larger amount of capital; assets, such as cash, with a low degree of risk have little or no capital requirements. Under the guidelines the Company is currently required to maintain regulatory risk based capital equal to at least 8.0%. As of June 30, 2001 the Company meets all capital adequacy requirements to which it is subject. The following table illustrates the relationship between regulatory capital requirements and the Company and Bank's capital position.


                                                                                                                 To Be Well
                                                                                                              Capitalized Under
                                                                                      Regulatory Capital      Prompt Corrective
(in thousands)                                                            Actual         Requirements         Action Provisions
June 30, 2001                                                        Amount    Ratio    Amount   Ratio       Amount        Ratio
---------------------------------------------------------------------------------------------------------------------------------
Total Bank Capital to Risk Weighted Assets                           $102,174  14.22%   $57,485    8.0%     $71,856       10.0%
Total Consolidated Capital to Risk Weighted Assets                   $103,705  14.42%   $57,517    8.0%         N/A         N/A
Tier I Bank Capital to Risk Weighted Assets                          $ 93,147  12.96%   $28,743    4.0%     $43,114        6.0%
Tier I Consolidated Capital to Risk Weighted Assets                  $ 94,670  13.17%   $28,759    4.0%         N/A         N/A
Tier I Bank Capital to Average Assets                                $ 93,147  10.43%   $35,726    4.0%     $44,657        5.0%
Tier I Consolidated Capital to Average Assets                        $ 94,670  10.59%   $35,745    4.0%         N/A         N/A

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

Management believes that the allowance for loan losses at June 30, 2001 was adequate to provide for recognized, unidentified and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan chargeoffs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The Company also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company's net interest income is measured over a rolling one-year horizon. The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2001, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 14.33% if rates increase by 200 basis points and a decrease in net interest income of 18.49% if rates decline 200 basis points.

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

In general, liquidity risk is managed daily by controlling the level of Fed Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Fed Funds as a reserve for temporary liquidity needs. During the first half of 2001, Federal Funds averaged $43.4 million. In addition, the Company maintains Federal Fund credit lines of $136 million with major correspondent banks subject to the customary terms and conditions for such arrangements.

At June 30, 2001, the Company had available liquid assets, which included cash and unpledged investment securities of approximately $144.1 million, which represents 15.7% of total assets.

Average Balance Sheets

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the six-month periods ending June 30, 2001 and 2000. The average yields on earning assets and average rates paid on interest-bearing liabilities have been computed on an annualized basis for purposes of comparability with full year data. Average balance amounts for assets and liabilities are the computed average of daily balances.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                                        Six Months Ended June 30, 2001
Assets                                                                                 Balance       Interest      Rate
------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                                     $ 43,355      $ 1,102       5.10%
Trading Securities                                                                          709            -       0.00%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                                         2,059           55       5.36%
  U.S. Agencies                                                                           5,948          172       5.80%
  Municipals - Taxable                                                                    1,990           62       6.25%
  Municipals - Non-Taxable                                                               21,771          685       6.31%
  Mortgage Backed Securities                                                            230,128        7,368       6.42%
  Other                                                                                   5,111          186       7.30%
------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                                      267,007        8,528       6.41%
------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                                             0            0       0.00%
  U.S. Agencies                                                                             740           22       5.96%
  Municipals - Taxable                                                                    2,936           98       6.69%
  Municipals - Non-Taxable                                                               33,822        1,264       7.50%
  Mortgage Backed Securities                                                                  0            0       0.00%
  Other                                                                                     659           34      10.35%
------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                                         38,157        1,418       7.46%
------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                                           294,322       13,730       9.36%
  Commercial                                                                            178,941        7,753       8.69%
  Consumer                                                                               20,383        1,026      10.09%
  Credit Card                                                                             3,463          185      10.71%
  Municipal                                                                                 898           43       9.60%
------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                         498,007       22,737       9.16%
------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                                847,235      $33,785       8.00%
                                                                                                ========================

Unrealized Gain/(Loss) on Securities Available-for-Sale                                   2,296
Allowance for Loan Losses                                                               (12,207)
Cash and Due From Banks                                                                  27,216
All Other Assets                                                                         25,575
-----------------------------------------------------------------------------------------------
    Total Assets                                                                       $890,115
===============================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                                                 $ 74,242      $   348       0.94%
  Savings                                                                               178,681        1,870       2.10%
  Time Deposits Over $100,000                                                           112,508        3,172       5.65%
  Time Deposits Under $100,000                                                          221,138        5,900       5.35%
------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                                     586,569       11,290       3.86%
Other Borrowed Funds                                                                     41,026        1,110       5.43%
------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                                  627,595      $12,400       3.96%
                                                                                                ========================

Non Interest Bearing DDA                                                                159,701
All Other Liabilities                                                                     9,134
-----------------------------------------------------------------------------------------------
    Total Liabilities                                                                   796,430

Shareholders' Equity                                                                     93,685
-----------------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                                           $890,115
===============================================================================================

Net Interest Margin                                                                                                5.06%
========================================================================================================================

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
                                                                                     Six Months Ended June 30, 2000
Assets                                                                           Balance          Interest          Rate
------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                               $  3,292          $   102          6.21%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                                  11,694              325          5.57%
  U.S. Agencies                                                                     7,145              208          5.84%
  Municipals                                                                       24,052              784          6.54%
  Mortgage Backed Securities                                                      253,311            8,133          6.44%
  Other                                                                             4,821              225          9.36%
------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                                301,023            9,675          6.45%
------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                                       0                0          0.00%
  U.S. Agencies                                                                     1,996               59          5.93%
  Municipals                                                                       45,100            1,701          7.56%
  Mortgage Backed Securities                                                            0                0          0.00%
  Other                                                                               818               38          9.32%
------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                                   47,914            1,798          7.52%
------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                                     273,211           12,624          9.27%
  Commercial                                                                      138,961            6,763          9.76%
  Installment                                                                      20,032              921          9.22%
  Credit Card                                                                       3,225              186         11.57%
  Municipal                                                                           320               10          6.27%
------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                   435,749           20,504          9.44%
------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                          787,978          $32,078          8.16%
                                                                                                   =====================

Net Unrealized Gain/(Loss) on Securities Available-for-Sale                        (8,539)
Allowance for Loan Losses                                                         (10,192)
Cash and Due From Banks                                                            25,419
All Other Assets                                                                   30,186
-----------------------------------------------------------------------------------------
    Total Assets                                                                 $824,852
=========================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Transaction                                                                    $ 65,175          $   379          1.17%
  Savings                                                                         185,189            2,088          2.26%
  Time Deposits Over $100,000                                                      85,542            2,210          5.18%
  Time Deposits Under $100,000                                                    194,066            4,924          5.09%
------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                               529,972            9,601          3.63%
Other Borrowed Funds                                                               54,160            1,519          5.62%
------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                            584,132          $11,120          3.82%
                                                                                                   =====================

Demand Deposits                                                                   151,137
All Other Liabilities                                                               7,470
-----------------------------------------------------------------------------------------
    Total Liabilities                                                             742,739

Shareholders' Equity                                                               82,113
-----------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                                     $824,852
=========================================================================================

Net Interest Margin                                                                                                 5.33%
========================================================================================================================
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis using the applicable
Federal and State income tax rates for the period. Loan Fees are included in interest income for loans. Unearned discount is included for rate calculation purposes. Nonaccrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.


Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                                   2001 versus 2000
                                                                                  Amount of Increase
                                                                              (Decrease) Due to Change in:
                                                                          Average        Average         Net
Interest Earning Assets                                                   Balance          Rate        Change
--------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                         $1,057       $   (58)       $ 1,000
Trading Securities                                                              0             0              0
Investment Securities Available for Sale
  U.S. Treasuries                                                            (258)          (12)          (270)
  U.S. Agencies                                                               (34)           (2)           (36)
  Municipals - Taxable                                                        (41)           (2)           (43)
  Municipals - Non-Taxable                                                     61           (55)             6
  Mortgage Backed Securities                                                 (743)          (23)          (765)
  Other                                                                        34           (73)           (39)
--------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale                           (981)         (168)        (1,147)
--------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Treasuries                                                               0             0              0
  U.S. Agencies                                                               (37)            1            (37)
  Municipals - Taxable                                                          1            (2)            (1)
  Municipals - Taxable                                                       (312)          (25)          (337)
  Mortgage Backed Securities                                                    0             0              0
  Other                                                                       (16)           11             (4)
--------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity                             (365)          (14)          (379)
--------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                                                 984           122          1,106
  Commercial                                                                2,871        (1,882)           990
  Installment                                                                  16            88            105
  Credit Card                                                                  28           (29)            (1)
  Other                                                                        25             8             33
--------------------------------------------------------------------------------------------------------------
    Total Loans                                                             3,925        (1,692)         2,233
--------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                    3,637        (1,932)         1,707
--------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                                 111          (142)           (31)
  Savings                                                                     (71)         (148)          (218)
  Time Deposits Over $100,000                                                 746           216            962
  Time Deposits Under $100,000                                                714           263            976
--------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                         1,499           188          1,689
Other Borrowed Funds                                                         (359)          (51)          (409)
--------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                      1,141           138          1,280
--------------------------------------------------------------------------------------------------------------
Total Change                                                               $2,496       $(2,070)       $   427
==============================================================================================================

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

  None

ITEM 3. Defaults Upon Senior Securities
---------------------------------------

  Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Annual Meeting of Shareholders of Farmers & Merchants Bancorp held on April 16, 2001. The business conducted at the meeting included election of directors and ratification of PricewaterhouseCoopers LLP as the Company's independent auditors. Following is the voting results from the 2001 annual meeting of shareholders. As of April 16, 2001, 445,684 shares represented in person and by proxy participated in this election and shares were voted on the two measures before the shareholders as follows:

1.  ELECTION OF DIRECTORS

        Directors                %                  For                   %                Withheld
--------------------------  ------------       --------------       -------------       --------------

Stewart C. Adams, Jr.             99.75               444,572               0.25                 1,112
                          -------------      ----------------     --------------      ----------------
Ralph Burlington                  99.75               444,572               0.25                 1,112
                          -------------      ----------------     --------------      ----------------
Robert F. Hunnell                 99.60               443,908               0.40                 1,776
                          -------------      ----------------     --------------      ----------------
Ole R. Mettler                    99.67               444,199               0.33                 1,485
                          -------------      ----------------     --------------      ----------------
James E. Podesta                  99.67               444,231               0.33                 1,453
                          -------------      ----------------     --------------      ----------------
Harry C. Schumacher               99.65               444,121               0.35                 1,563
                          -------------      ----------------     --------------      ----------------
George Scheideman                 99.30               442,554               0.70                 3,130
                          -------------      ----------------     --------------      ----------------


Hugh Steacy                       99.12              441,756               0.88                3,928
                          -------------     ----------------     --------------     ----------------
Kent A. Steinwert                 99.75              444,572               0.25                1,112
                          -------------     ----------------     --------------     ----------------
Calvin (Kelly) Suess              99.75              444,572               0.25                1,112
                          -------------     ----------------     --------------     ----------------
Carl A. Wishek, Jr.               98.79              440,288               1.21                5,396
                          -------------     ----------------     --------------     ----------------


2.  PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS, LLP


                                No. of Shares                         %

For:                                  443,420                       64.50
                         --------------------        --------------------

Against:                                  262                       00.04
                         --------------------        --------------------
Abstain                                 2,002                       00.29
                         --------------------        --------------------



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


                                    FARMERS & MERCHANTS BANCORP

                                     /s/ Kent A. Steinwert
Date:  August 6, 2001               ________________________
                                    Kent A. Steinwert
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                     /s/ John R. Olson
Date: August 6, 2001                ________________________
                                    John R. Olson
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting Officer)