Form 10-Q
period 2001-09-30
FARMERS & MERCHANTS BANCORP
filed 2001-11-13
CIK 1085913

                                   FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                      Commission File Number: 1.000-26099
                                              -----------


                          FARMERS & MERCHANTS BANCORP
                          ---------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                        94-3327828
          --------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                 121 West Pine Street, Lodi, California 95240
                 ---------------------------------------------
                   (Address of principal Executive offices)


      Registrant's telephone number, including area code: (209) 334-1101
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]  No [_]

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 719,378 as of October 25, 2001.

                          FARMERS & MERCHANTS BANCORP


                                   FORM 10-Q
                               TABLE OF CONTENTS

                               _________________


PART I. - FINANCIAL INFORMATION                                                      Page
          ---------------------                                                      ----

     Item 1 - Financial Statements
          Consolidated Balance Sheets as of September 30, 2001
          December 31, 2000 and September 30, 2000.                                    3

          Consolidated Statements of Income for the Three Months
          and Nine Months Ended September 30, 2001 and 2000.                           4

          Consolidated Statements of Comprehensive Income for the Three
          Months and Nine Months Ended September 30, 2001 and 2000.                    5

          Statement of Changes in Shareholders' Equity for the Nine
          Months Ended September 30, 2001 and 2000.                                    6

          Consolidated Statement of Cash Flows for the Nine
          Months Ended September 30, 2001 and 2000.                                    7

          Notes to Consolidated Financial Statements                                   8

     Item 2 - Management's Discussion and Analysis                                    10

PART II. - OTHER INFORMATION                                                          25
           -----------------

SIGNATURES                                                                            26
----------

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                               September 30,   December 31,    September 30,
                                                                                 2001            2000            2000
Assets                                                                       (Unaudited)                      (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due From                                                            $ 33,391        $ 33,290        $ 28,936
  Federal Funds Sold                                                             46,600          41,000          14,900
------------------------------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                                              79,991          74,290          43,836

Investment Securities:
  Available-for-Sale                                                            251,117         279,386         282,423
  Held-to-Maturity                                                               32,113          41,268          44,303
------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities                                                 283,230         320,654         326,726
------------------------------------------------------------------------------------------------------------------------

Loans                                                                           558,584         497,730         484,820
  Less: Unearned Income                                                            (586)           (333)           (552)
  Less: Allowance for Loan Losses                                               (13,029)        (11,876)        (11,071)
------------------------------------------------------------------------------------------------------------------------
    Loans, Net                                                                  544,969         485,521         473,197
------------------------------------------------------------------------------------------------------------------------
Land, Buildings & Equipment                                                      11,643          11,556          12,137
Interest Receivable and Other Assets                                             12,755          13,530          15,487
------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                               $932,588        $905,551        $871,383
========================================================================================================================

Liabilities & Shareholders' Equity
Deposits:
  Demand                                                                       $166,128        $183,779        $154,256
  Interest Bearing Transaction                                                   80,058          81,271          81,129
  Savings                                                                       189,847         175,140         162,676
  Time Deposits Over $100,000                                                   155,126         135,757         142,705
  Time Deposits Under $100,000                                                  189,378         188,731         192,204
------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                              780,537         764,678         732,970
------------------------------------------------------------------------------------------------------------------------

Fed Funds Purchased/Borrowings                                                   41,009          41,033          41,041
Other Liabilities                                                                 9,755           8,957           9,772
------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                           831,301         814,668         783,783
------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
  Common Stock                                                                        7               7               7
  Additional Paid In Capital                                                     61,392          53,559          53,587
  Retained Earnings                                                              36,063          36,527          36,189
  Accumulated Other Comprehensive Income                                          3,825             790          (2,183)
------------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                  101,287          90,883          87,600
------------------------------------------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                                   $932,588        $905,551        $871,383
========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)

------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                    Three Months                    Nine Months
                                                               Ended September 30,            Ended September 30,
                                                              2001            2000            2001           2000
------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest & Fees on Loans                                    $11,065         $11,602        $33,808         $32,106
  Federal Funds Sold                                              458             515          1,560             617
  Securities:
    Investments Available-for-Sale:
      Taxable                                                   3,605           4,293         11,453          13,288
      Non-taxable                                                 242             224            692             670
    Investments Held-to-Maturity:
      Taxable                                                      37              97            190             294
      Non-taxable                                                 381             493          1,214           1,542
---------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                    15,788          17,224         48,917          48,517
---------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest Bearing Transaction                                    159             192            507             571
  Savings                                                         957           1,017          2,827           3,105
  Time Deposits Over $100,000                                   1,919           1,540          5,871           3,750
  Time Deposits Under $100,000                                  2,246           3,347          7,366           8,271
   Interest on Borrowed Funds                                     570             825          1,680           2,344
---------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                    5,851           6,921         18,251          18,041
---------------------------------------------------------------------------------------------------------------------

Net Interest Income                                             9,937          10,303         30,666          30,476
Provision for Loan Losses                                         150             400            750           1,400
---------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses             9,787           9,903         29,916          29,076
---------------------------------------------------------------------------------------------------------------------

Non-Interest Income
  Service Charges on Deposit Accounts                           1,102             882          3,058           2,588
  Net Gain (Loss) on Sale of Investment Securities                 39              (1)           105            (119)
  Other                                                         1,194             684          2,978           2,525
---------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                 2,335           1,565          6,141           4,994
---------------------------------------------------------------------------------------------------------------------

Non-Interest Expense
  Salaries & Employee Benefits                                  4,265           4,193         13,007          12,472
  Occupancy                                                       445             412          1,258           1,268
  Equipment                                                       496             478          1,459           1,397
  Other Operating                                               1,745           1,829          5,021           5,552
---------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expense                                6,951           6,912         20,745          20,689
---------------------------------------------------------------------------------------------------------------------

Net Income Before Taxes                                         5,171           4,556         15,312          13,381
Provision for Taxes                                             2,009           1,728          5,949           5,035
---------------------------------------------------------------------------------------------------------------------
    Net Income                                                $ 3,162         $ 2,828        $ 9,363         $ 8,346
=====================================================================================================================

Earning Per Share                                             $  4.39         $  3.92        $ 12.99         $ 11.52
=====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                           Three Months Ended      Nine Months Ended
                                                                                        Sept. 30,   Sept. 30,  Sept. 30,   Sept. 30
                                                                                          2001        2000        2001       2000
-----------------------------------------------------------------------------------------------------------------------------------
   Net Income                                                                            $ 3,162     $ 2,828     $ 9,363    $ 8,346

   Other Comprehensive Income (Loss) -
       Unrealized holding gains (losses) arising during the period, net of income tax effects of $964 and $466 for the quarters ended September 30, 2001 and
       2000, respectively, and of $2,167 and $1,109 for the nine months ended
       September 30, 2001 and 2000, respectively.                                          1,378         666       3,096      1,586

       Less: Reclassification adjustment for realized (gains) losses included in net income, net of related income tax effects of ($1) and ($656) for the quarters ended September 30, 2001 and 2000, respectively, and of $44 and ($49) for the
       nine months ended September 30, 2001 and 2000, respectively.                           (1)        937         (61)        70


------------------------------------------------------------------------------------------------------------------------------------
                Total Other Comprehensive Income                                           1,377       1,603       3,035      1,656
------------------------------------------------------------------------------------------------------------------------------------

      Comprehensive Income                                                               $ 4,539     $ 4,431    $ 12,398   $ 10,002
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
(in thousands except share data)
                                                        Common                               Additional
                                                        Shares              Common            Paid-In            Retained
                                                     Outstanding             Stock            Capital            Earnings
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                             660,989               $   7           $ 47,993            $ 36,040
====================================================================================================================================
Net Income                                                                       -                  -               8,346
Cash Dividends Declared on
   Common Stock                                                                  -                  -              (1,273)
5% Stock Dividend                                       32,496                   -              6,824              (6,824)
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                                              -                  -                (100)
Redemption of Stock                                     (5,877)                  -             (1,230)                  -
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                                                 -                  -                   -
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                            687,608               $   7           $ 53,587            $ 36,189
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                             687,491               $   7           $ 53,559            $ 36,527
====================================================================================================================================
Net Income                                                                       -                  -               9,363
Cash Dividends Declared on
   Common Stock                                                                  -                  -              (1,406)
5% Stock Dividend                                       33,831                   -              8,288              (8,288)
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                                              -                  -                (133)
Redemption of Stock                                     (1,924)                  -               (455)                  -
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                                                 -                  -                   -
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                            719,398               $   7           $ 61,392            $ 36,063
====================================================================================================================================

(in thousands except share data)                  Accumulated
                                                     Other               Total
                                                 Comprehensive       Shareholders'
                                                 Income (Loss)          Equity
----------------------------------------------------------------------------------
Balance, December 31, 1999                           $ (3,839)           $ 80,201
==================================================================================
Net Income                                                  -               8,346
Cash Dividends Declared on                                                      -
   Common Stock                                             -              (1,273)
5% Stock Dividend                                           -                   -
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                         -                (100)
Redemption of Stock                                         -              (1,230)
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                        1,656               1,656
----------------------------------------------------------------------------------
Balance, September 30, 2000                          $ (2,183)           $ 87,600
==================================================================================

----------------------------------------------------------------------------------
Balance, December 31, 2000                           $    790            $ 90,883
==================================================================================
Net Income                                                  -               9,363
Cash Dividends Declared on                                                      -
   Common Stock                                             -              (1,406)
5% Stock Dividend                                           -                   -
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                         -                (133)
Redemption of Stock                                         -                (455)
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                        3,035               3,035
----------------------------------------------------------------------------------
Balance, September 30, 2001                          $  3,825            $101,287
==================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statement of Cash Flows (Unaudited)                                             Nine Months Ended
---------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                           Sept. 30,      Sept. 30,
                                                                                            2001           2000
---------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                                                                    $9,363         $8,346
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Provision for Loan Losses                                                                    750          1,400
     Depreciation and Amortization                                                              1,172          1,341
     Provision for Deferred Income Taxes                                                         (720)          (345)
     Net Accretion of Investment Securities                                                      (307)          (307)
     Net (Gain) Loss on Sale of Investment Securities                                             (90)           119
 Net Change in Operating Assets & Liabilities:
      Decrease in Trading Account Assets                                                            0              0
      Decrease in Interest Receivable and Other Assets                                           (628)        (1,587)
      Decrease in Interest Payable and Other Liabilities                                          798         (3,701)
---------------------------------------------------------------------------------------------------------------------
            Net Cash Provided by Operating Activities                                          10,338          5,266

Investing Activities:
  Trading Securities:
    Purchased                                                                                    (308)             0
    Sold or Matured                                                                               824              0
  Securities Available-for-Sale:
    Purchased                                                                                 (14,985)       (41,514)
    Sold or Matured                                                                            48,105         59,609
  Securities Held-to-Maturity:
    Purchased                                                                                    (629)          (202)
    Matured                                                                                     9,972          5,238
  Net Loans Originated or Acquired                                                            (60,855)       (71,142)
  Principal Collected on Loans Charged Off                                                        657            167
  Net Additions to Premises and Equipment                                                      (1,259)          (771)
---------------------------------------------------------------------------------------------------------------------
            Net Cash Used by Investing Activities                                             (18,478)       (48,615)

Financing Activities:
  Net Decrease in Demand, Interest-Bearing Transaction,
            and Savings Accounts                                                               (4,157)       (31,394)
  Increase in Time Deposits                                                                    20,016         79,221
  Federal Home Loan Bank Borrowings:
            Advances                                                                                0              0
            Paydowns                                                                              (24)           (23)
  Cash Dividends                                                                               (1,539)        (1,373)
  Stock Redemption                                                                               (455)        (1,230)
---------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                      13,841         45,201

Increase in Cash and Cash Equivalents                                                           5,701          1,852

Cash and Cash Equivalents at Beginning of Year                                                 74,290         41,984
---------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of Sept. 30, 2001 and Sept. 30, 2000                             $79,991        $43,836
=====================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Earnings per Share

The actual number of shares outstanding at September 30, 2001, were 719,398. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Weighted average number of shares for the nine months ending September 30, 2001 and 2000 were 721,080 and 724,184. Earnings per share for the nine months ending September 30, 2001 and 2000 were $12.99 and $11.52, respectively. Weighted average number of shares for the three months ending September 30, 2001 and 2000 were 720,805 and 721,442, respectively. Earnings per share for the three months ending September 30, 2001 and 2000 were $4.39 and $3.92, respectively. Prior period per share amounts have been restated for the 5% stock dividend declared during 2001 and 2000.

2.  Basis of Presentation

The accompanying financial statements include the accounts of Farmers & Merchants Bancorp and the Bancorp's wholly owned subsidiary, Farmers & Merchants Bank. Farmers & Merchants Bancorp was organized effective April 30, 1999. The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (comprised only of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. Certain reclassifications may have been made in the 2000 financial information to conform to the presentation used in 2001 and all material intercompany transactions have been eliminated in consolidation. The results for the three and nine months ended September 30, 2001, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The unaudited consolidated financial statements presented herein should be read in conjunction with the Company's consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3.  Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for by a single method - the purchase method. Statement 141 also specifies the criteria required for intangible assets be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. The Company does not have any goodwill or intangible assets acquired in business combinations completed before July 1, 2001. The Company does not expect adoption of Statements No. 141 and 142 to have a material impact on the financial condition or operating results of the Company.

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect adoption of Statement No. 143 to have a material impact on the financial condition or operating results of the Company.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In the past, two accounting models existed for long-lived assets to be disposed of. Statement No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. This statement also broadens the presentation of discontinued operations to include more disposal transactions. Therefore, the accounting for similar events and circumstances will be the same. Additionally, the information value of reported financial information will be improved. Finally, resolving significant implementation issues will improve compliance with the requirements of this Statement and, therefore, comparability among entities and the representational faithfulness of reported financial information.

This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect adoption of Statement No. 144 to have a material impact on the financial condition or operating results of the Company.

ITEM 2.

Management's Discussion and Analysis

Forward-Looking Statements

This report contains various forward-looking statements, usually containing the words "estimate," "project," "expect," "objective," "goal," or similar expressions and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state Banking regulations and; (v) other external developments which could materially impact the Company's operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Introduction

The following discussion and analysis is intended to provide a better understanding of the Company's performance during the first nine months of 2001 and the material changes related to the Company and its subsidiaries' financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Company's consolidated 2000 financial statements and the notes thereto, along with other financial information included in this report.

Overview

For the three and nine months ended September 30, 2001, Farmers & Merchants Bancorp reported net income of $3,162,000 and $9,363,000, earnings per share of $4.39 and $12.99 and return on average assets of 1.37% and 1.39%. Return on average shareholders' equity (net of accumulated other comprehensive income) was 13.32% for both the three and nine months ended September 30, 2001. For the three and nine months ending September 30, 2000, net income totaled $2,828,000 and $8,346,000, earnings per share of $3.92 and $11.52, return on average assets was 1.28% and 1.33% and the return on average shareholders' equity (net of accumulated other comprehensive income) totaled 12.48% and 12.75%.

The Company's improved financial performance in 2001 was due to a combination of increased revenue generated from its core business, which include improved growth rates in both loans outstanding and deposit balances along with capital management strategies.

The following is a summary of the financial results for the nine-month period ending September 30, 2001 compared to September 30, 2000.

 .  Net income totaled $9.4 million, up 12.2% over one year ago.

 .  Net interest income increased 0.6% to $30.7 million from $30.5 million.

 . The provision for loan losses totaled $750 thousand for the period compared to $1.4 million one year ago.

 . Non-interest income increased 23.0% to $6.1 million, from the $5.0 million reported for 2000.

 . Non-interest expense remained unchanged, totaling $20.7 million for both periods.

 .  Total assets increased 7.0% to $932.6 million.

 .  Gross loans increased 15.2% to $558.6 million, an increase of $73.8 million.

 .  Total deposits increased 6.5% to $780.5 million.

 . Total investment securities totaled $283.2 million from $326.7 million at September 30, 2000.

 .  Total shareholders' equity increased $13.7 million to $101.3 million.

Net Interest Income

Net interest income is the Company's primary source of income and is determined by the difference between interest and fees earned on loans and interest earning assets and interest paid on interest bearing liabilities. Net interest income for the three and nine months ended September 30, 2001 totaled $9.9 million and $30.7 million, representing a decrease of $366 thousand and an increase of $190 thousand when compared to the $10.3 million and $30.5 million achieved during the three and nine months ended September 30, 2000.

Interest income is generated primarily from loans, investment securities and federal funds sold. Total interest and fees on earning assets were $15.8 million and $48.9 million for the three and nine months ended September 30, 2001, a decrease of 8.3% and an increase of 0.8% from the $17.2 million and $48.5 million for the same period in 2000. Interest income is affected by changes in volume of and rates earned on interest earning assets. The decrease in interest income for the three months ended September 30, 2001 was primarily the result of a decrease in the rates earned on interest-earning assets due to the Federal Reserve's dramatic decrease in the federal funds and discount rates which was followed by a corresponding drop in the prime rate. The increase in interest income for the nine months ended September 30, 2001 was primarily the result of an increase in the volume of interest-earning assets.

Loans, the Company's highest earning asset, increased $73.8 million as of September 30, 2001 compared to September 30, 2000. On an average balance basis, loans increased by $63.8 million for the three months ended September 30, 2001 and $62.8 million for the nine months ended September 30, 2001. The yield on the loan portfolio decreased 153 and 68 basis points to 8.12% and 8.79% for the three and nine months ending September 30, 2001 compared to 9.65% and 9.47% for the three and nine months ending September 30, 2000.

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

Average investment securities decreased $46.2 million for the nine months ended September 30, 2001 compared to the same period of 2000. The decrease in the average balance of investment securities was due to normal maturities. This resulted in a corresponding decrease in interest income of $2.4 million for the nine months ending September 30, 2001. The average yield, on a taxable equivalent basis, in the investment portfolio was 6.5% for the nine months ended September 30, 2001 compared to 6.6% at September 30, 2000.

Interest expense is a function of the volume of and the rates paid on interest-bearing liabilities. Interest-bearing liabilities primarily consist of deposits and borrowed funds. Total Interest expense was $5.8 million and $18.3 million for the three and nine months ended September 30, 2001, compared with $6.9 million and $18.0 million for the same period in 2000, a decrease of $1.1 million and an increase of $210 thousand. The decrease in interest expense for the three months ended September 30, 2001 was due to the decline in interest rates during the period. The increase in interest expense for the nine months ended September 30, 2001 was a result of growth in interest-bearing deposit balances and time deposit repricing that lags behind the drop in interest rates.

For the nine months ended September 30, 2001 average interest-bearing sources of funds increased $34.7 million or 5.8%. Of that increase, average borrowings decreased $14.3 million and interest-bearing deposits increased $49.0 million. Overall, the average interest cost on deposits was 3.7% at September 30, 2001 and 3.8% at September 30, 2000.

The Company's earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin, which represents the average net effective yield on earning assets. Net interest margin provides a measurement of the Company's ability to employ funds profitably during the period being measured. For the three months ended September 30, 2001, the net interest margin was 4.6% compared to 5.0% for the same period in 2000. For the nine months ended September 30, 2001, the net interest margin was 4.9% compared to 5.2% for the same period in 2000. The decrease in net interest margin was primarily related to the drop in interest rates experienced during 2001.

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

As of September 30, 2001, the allowance for loan losses was $13.0 million, which represents 2.3% of the total loan balances. For the period ended September 30, 2000, the allowance was $11.1 million and 2.3% of total loans. The table below illustrates the change in the allowance for the first nine months of 2001 and 2000.

Allowance for Loan Losses (in thousands)
--------------------------
Balance, December 31, 1999                                          $ 9,787
Provision Charged to Expense                                          1,400
Recoveries of Loans Previously Charged Off                              167
Loans Charged Off                                                      (283)
---------------------------------------------------------------------------
Balance, September 30, 2000                                         $11,071
===========================================================================

Balance, December 31, 2000                                          $11,876
Provision Charged to Expense                                            750
Recoveries of Loans Previously Charged Off                              657
Loans Charged Off                                                      (254)
---------------------------------------------------------------------------
Balance, September 30, 2001                                         $13,029
===========================================================================

Non-Interest Income

Non-interest income increased 23.0% for the nine months ending September 30, 2001, compared to the same period of 2000. For the third quarter of 2001, non-interest income increased 49.2% over last year. These changes are the result of increases in service charges on deposit accounts and a net gain on sale of investment securities compared to a net loss on sale of investment securities during 2000. Additionally, SBA loans were sold during the third quarter of 2001, resulting in a gain of $123 thousand and the mortgage loan servicing portfolio was sold resulting in a one-time gain of $299 thousand.

Non-Interest Expense

Salaries and Employee Benefits increased $535 thousand or 4.3% from the prior year due to additional staffing requirements related to loan production and normal salary progression. For the third quarter of 2001, Salaries and Employee Benefits increased $72 thousand from the third quarter of 2000. While occupancy expense remained relatively unchanged on a year-to-date basis, for the quarter ended September 30, 2001, occupancy expense increased $33 thousand or 8.0%.
This increase was primarily due to increases in rent paid by the Bank and higher energy costs. Equipment expense increased $18 thousand for the quarter and $62 thousand as of September 30, 2001. This was due to upgraded computer equipment and software during the first nine months of 2001. Other operating expense decreased 4.6% and 9.6% or $84 and $531 thousand from the three months and nine months ending September 30, 2000. The primary reason for this decrease was a cost containment program implemented during the year. Total non-interest expense on a year-to-date basis remained relatively unchanged from the prior year. It is anticipated that the future growth rate in other operating expense will remain modest and comparable to the growth in assets.

Income Taxes

The provision for income taxes increased 16.3% to $2.0 million for the third quarter of 2001, and 18.2% to $5.9 million for the first nine months of 2001, primarily due to improved earnings. For the three and nine months ended September 30, 2000, the provision totaled $1.7 million and $5.0 million. Additionally, the Company's effective tax rate increased due to the decline through maturities of investments in tax-exempt securities.

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

The investment portfolio provides the Company with an income alternative to loans. As of September 30, 2001 the investment portfolio represented 30.4% of the Company's total assets. Total investment securities decreased $43.5 million from a year ago and now total $283.2 million. Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the nine months ended September 30, 2001, average Federal Funds Sold was $46.3 million compared to $13.3 in 2000.

Loans

The Company's loan portfolio at September 30, 2001 increased $73.8 million from September 30, 2000. The increase is the result of an aggressive calling program on high quality prospects and a favorable economic climate in the Company's market area. Additionally, on an average balance basis loans have increased $62.8 million or 14.0%. Management believes that the growth rate in loans will continue at a modest rate through the end of 2001. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:
---------------------
(in thousands)                Sept. 30, 2001     Dec. 31, 2000   Sept. 30, 2000
-------------------------------------------------------------------------------
Real Estate Construction            $ 40,588          $ 28,354         $ 27,880
Real Estate - Other                  284,649           261,910          254,499
Commercial                           210,560           182,611          177,152
Consumer                              22,787            24,855           25,289
-------------------------------------------------------------------------------
  Gross Loans                        558,584           497,730          484,820
Less:
  Unearned Income                        586               333              552
  Allowance for Loan Losses           13,029            11,876           11,071
-------------------------------------------------------------------------------
  Net Loans                         $544,969          $485,521         $473,197
===============================================================================

Non-Performing Assets

The Company's policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless it is both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Thereafter, interest is recognized as income only as it is collected in cash.

As a result of events beyond the Company's control, problem loans can and do occur. As of September 30, 2001, non-performing loans were $1.5 million compared to $2.7 million at September 30, 2000. Managing problem loans continues to be a significant Company objective. The Company reported no other real estate owned at September 30, 2001, compared to the $299 thousand as of September 30, 2000. Accrued interest reversed from income on loans placed on a non-accrual status totaled $36 thousand at September 30, 2001 compared to $125 thousand at September 30, 2000.

Non-Performing Assets
---------------------
(dollar amounts in thousands)       Sept. 30, 2001     Dec. 31, 2000     Sept. 30, 2000
----------------------------------------------------------------------------------------
Nonperforming Loans                         $1,537            $1,495             $2,734
Other Real Estate Owned                          0                88                299
-----------------------------------------------------------------------------------------
Total                                       $1,537            $1,583             $3,033
=========================================================================================

Non-Performing Assets
as a % of Total Loans                          0.3%              0.3%               0.6%

Allowance for Loan Losses as
a % of Non-Performing Loans                  847.7%            794.4%             404.9%

Deposits

At September 30, 2001, deposits totaled $780.5 million. This represents an increase of 6.5% or $47.6 million from September 30, 2000. The majority of the increase was focused in savings accounts and time deposits over $100,000, which increased $27.2 million and $12.4 million, respectively. This increase was the result of business development efforts. Additionally, due to the decline in the equity market, customers are placing funds into safer, FDIC insured investments like savings accounts and certificates of deposit. It is not anticipated that this trend will change significantly through the fourth quarter of 2001.

Time deposits under $100,000 have declined $2.8 million from September 30, 2000. This decline was the result of deposit promotions during 2000 with no comparable promotion in 2001. In addition, the interest rate differential between liquid deposits and time deposits is not as great in 2001 compared to 2000, making the Bank's liquid accounts more attractive.

Capital

Much attention has been directed at the capital adequacy of the financial institution industry. The Company relies on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $101.3 million at September 30, 2001 and $87.6 million at September 30, 2000, which represents an increase of $13.7 million or 15.6%.

The Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation have adopted risk-based capital guidelines. The guidelines are designed to make capital requirements more sensitive to differences in risk related assets among Banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of Bank capital uniform. Company assets and off-balance sheet items are categorized by risk. The results of these regulations are that assets with a higher degree of risk require a larger amount of capital; assets, such as cash, with a low degree of risk have little or no capital requirements. Under the guidelines the Company is currently required to maintain regulatory risk based capital equal to at least 8.0%. The Company's and Bank's actual capital amounts and ratios met all regulatory requirements as of September 30, 2001 and were summarized as follows:

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                         Regulatory Capital      Prompt Corrective
(in thousands)                                    Actual                    Requirements         Action Provisions
----------------------------------------------------------------------------------------------------------------------
The Company:                                 Amount         Ratio        Amount         Ratio    Amount      Ratio
----------------------------------------------------------------------------------------------------------------------
As of September 30, 2001
Total Capital to Risk Weighted Assets       $106,784        14.39%       $59,409         8.0%      N/A         N/A
Tier I Capital to Risk Weighted Assets      $ 97,462        13.13%       $29,705         4.0%      N/A         N/A
Tier I Capital to Average Assets            $ 97,462        10.60%       $36,782         4.0%      N/A         N/A

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                         Regulatory Capital      Prompt Corrective
(in thousands)                                    Actual                    Requirements         Action Provisions
----------------------------------------------------------------------------------------------------------------------
The Bank:                                    Amount         Ratio        Amount         Ratio    Amount      Ratio
----------------------------------------------------------------------------------------------------------------------
As of September 30, 2001
Total Capital to Risk Weighted Assets       $105,652        14.24%       $59,350        8.0%     $74,188     10.0%
Tier I Capital to Risk Weighted Assets      $ 96,332        12.98%       $29,675        4.0%     $44,513      6.0%
Tier I Capital to Average Assets            $ 96,332        10.48%       $36,752        4.0%     $45,940      5.0%


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

Management believes that the allowance for loan losses at September 30, 2001 was adequate to provide for recognized, unidentified and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan chargeoffs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The Company also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company's net interest income is measured over a rolling one-year horizon. The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2001, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 13.3% if rates increase by 200 basis points and a decrease in net interest income of 20.0% if rates decline 200 basis points.

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

In general, liquidity risk is managed daily by controlling the level of Fed Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Fed Funds as a reserve for temporary liquidity needs. During the first nine months of 2001, Federal Funds averaged $46.3 million. In addition, the Company maintains Federal Fund credit lines of $136 million with major correspondent banks subject to the customary terms and conditions for such arrangements.

At September 30, 2001, the Company had available liquid assets, which included cash and unpledged investment securities of approximately $140.9 million, which represents 15.1% of total assets.

Average Balance Sheets

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three-month and nine-month periods ending September 30, 2001 and 2000.

The average yields on earning assets and average rates paid on interest-bearing liabilities have been computed on an annualized basis for purposes of comparability with full year data. Average balance amounts for assets and liabilities are the computed average of daily balances.

The volume and rate analysis of net interest revenue summarizes the changes in average asset and liability balances and interest earned and paid resulting from changes in average asset and liability balances (volume) and changes in average interest rates and the total net change in interest income and expenses. The changes in interest due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

Farmers & Merchants Bancorp
Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                       Three Months Ended September 30,
                                                                                      2001
Assets                                                                Balance       Interest         Rate
------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                  $   52,125       $   458         3.49%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                            0             0         0.00%
  U.S. Agencies                                                          5,078            72         5.63%
  Municipals - Taxable                                                   1,850            30         6.43%
  Municipals - Non-Taxable                                              22,161           369         6.61%
  Mortgage Backed Securities                                           215,810         3,410         6.27%
  Other                                                                  6,099            93         6.05%
------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                     250,998         3,974         6.28%
------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                            0             0         0.00%
  U.S. Agencies                                                              0             0         0.00%
  Municipals - Taxable                                                   1,012            21         8.23%
  Municipals - Non-Taxable                                              31,643           581         7.29%
  Mortgage Backed Securities                                                 0             0         0.00%
  Other                                                                    635            16        10.00%
------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                        33,290           618         7.37%
------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                          314,255         6,590         8.32%
  Commercial                                                           203,390         3,876         7.56%
  Installment                                                           18,973           491        10.27%
  Credit Card                                                            3,358            95        11.22%
  Municipal                                                                887            13         5.81%
    Total Loans                                                        540,863        11,065         8.12%
------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                               877,276       $16,115         7.29%
                                                                               =============================

Unrealized Gain/(Loss) on Securities Available-for-Sale                  4,210
Allowance for Loan Losses                                              (12,987)
Cash and Due From Banks                                                 29,309
All Other Assets                                                        24,598
-------------------------------------------------------------------------------
    Total Assets                                                    $  922,406
===============================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                              $   78,712       $   159         0.80%
  Savings                                                              186,783           957         2.03%
  Time Deposits                                                        346,865         4,165         4.76%
-----------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                    612,360         5,281         3.42%
Other Borrowed Funds                                                    41,012           570         5.51%
-----------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                 653,372       $ 5,851         3.55%
                                                                               ============================

Demand Deposits                                                        161,383
All Other Liabilities                                                   10,191
    Total Liabilities                                                  824,946

Shareholders' Equity                                                    97,460
-------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                        $  922,406
===============================================================================

Net Interest Margin                                                                                  4.64%
===========================================================================================================

                                                                            Three Months Ended September 30,
                                                                                          2000
Assets                                                                    Balance       Interest          Rate
--------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                      $ 32,915       $   515          6.21%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                          5,044            68          5.35%
  U.S. Agencies                                                            7,127           104          5.79%
  Municipals - Taxable                                                     3,210            51          6.30%
  Municipals - Non-Taxable                                                20,827           342          6.51%
  Mortgage Backed Securities                                             247,746         3,970          6.36%
  Other                                                                    6,028           100          6.58%
--------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                       289,982         4,635          6.34%
--------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                              0             0          0.00%
  U.S. Agencies                                                            1,998            30          5.96%
  Municipals - Taxable                                                     2,930            49          6.63%
  Municipals - Non-Taxable                                                39,688           752          7.52%
  Mortgage Backed Securities                                                   0             0          0.00%
  Other                                                                      747            18          9.56%
--------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                          45,363           849          7.43%
--------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                            282,648         6,692          9.39%
  Commercial                                                             169,156         4,288         10.06%
  Installment                                                             21,323           519          9.66%
  Credit Card                                                              3,379            94         11.04%
  Municipal                                                                  566             9          6.31%
--------------------------------------------------------------------------------------------------------------
    Total Loans                                                          477,072        11,602          9.65%
--------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                 845,332       $17,601          8.26%
                                                                                 =============================

Unrealized Gain/(Loss) on Securities Available-for-Sale                   (6,195)
Allowance for Loan Losses                                                (10,900)
Cash and Due From Banks                                                   26,314
All Other Assets                                                          30,146
---------------------------------------------------------------------------------
    Total Assets                                                        $884,697
=================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                                  $ 65,087       $   192          1.17%
  Savings                                                                175,877         1,017          2.29%
  Time Deposits                                                          336,303         4,887          5.77%
    Total Interest Bearing Deposits                                      577,267         6,096          4.19%
Other Borrowed Funds                                                      55,979           825          5.85%
--------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                   633,246       $ 6,921          4.34%
                                                                                 =============================

Demand Deposits                                                          155,101
All Other Liabilities                                                      9,398
    Total Liabilities                                                    797,745

Shareholders' Equity                                                      86,952
---------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                            $884,697
=================================================================================

Net Interest Margin                                                                                     5.01%
==============================================================================================================

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                          Nine Months Ended September 30,
                                                                                        2001
Assets                                                                 Balance        Interest          Rate
--------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                     $ 46,302        $ 1,560          4.49%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                         1,365             55          5.37%
  U.S. Agencies                                                           5,655            243          5.72%
  Municipals - Taxable                                                    1,942             91          6.24%
  Municipals - Non-Taxable                                               21,903          1,056          6.42%
  Mortgage Backed Securities                                            225,320         10,778          6.37%
  Other                                                                   5,441            279          6.83%
--------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                      261,626         12,502          6.37%
--------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                             0              0          0.00%
  U.S. Agencies                                                             491             22          5.97%
  Municipals - Taxable                                                    2,291            114          6.63%
  Municipals - Non-Taxable                                               33,088          1,852          7.45%
  Mortgage Backed Securities                                                  0              0          0.00%
  Other                                                                     651             49         10.03%
--------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                         36,521          2,037          7.43%
--------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                           301,020         20,322          8.99%
  Commercial                                                            187,168         11,627          8.28%
  Installment                                                            19,908          1,515         10.14%
  Credit Card                                                             3,428            280         10.88%
  Municipal                                                                 894             57          8.49%
--------------------------------------------------------------------------------------------------------------
    Total Loans                                                      $   12,418         33,801          8.79%
--------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                856,867        $49,900          7.76%
                                                                                ==============================

Unrealized Gain/(Loss) on Securities Available-for-Sale                   2,940
Allowance for Loan Losses                                               (12,469)
Cash and Due From Banks                                                  27,912
All Other Assets                                                         25,518
--------------------------------------------------------------------------------
    Total Assets                                                       $900,768
================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                                  $75,376        $   507          0.90%
  Savings                                                               181,402          2,827          2.08%
  Time Deposits                                                         338,108         13,237          5.22%
    Total Interest Bearing Deposits                                     594,886         16,571          3.71%
Other Borrowed Funds                                                     41,021          1,680          5.46%
--------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                  635,907        $18,251          3.82%
                                                                                ==============================

Demand Deposits                                                         159,882
All Other Liabilities                                                     9,513
--------------------------------------------------------------------------------
    Total Liabilities                                                   805,302

Shareholders' Equity                                                     95,466
--------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                           $900,768
================================================================================

Net Interest Margin                                                                                     4.92%
==============================================================================================================

                                                                        Nine Months Ended September 30,
                                                                                      2000
Assets                                                                  Balance     Interest       Rate
---------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                     $ 13,252        $ 617       6.20%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                         9,461          393       5.53%
  U.S. Agencies                                                           7,139          312       5.82%
  Municipals - Taxable                                                    2,997          155       6.89%
  Municipals - Non-Taxable                                               21,050        1,022       6.47%
  Mortgage Backed Securities                                            251,451       12,103       6.41%
  Other                                                                   5,226          324       8.26%
---------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                      297,324       14,309       6.41%
---------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                             0            0       0.00%
  U.S. Agencies                                                           1,997           89       5.94%
  Municipals - Taxable                                                    2,927          148       6.74%
  Municipals - Non-Taxable                                               41,343        2,352       7.58%
  Mortgage Backed Securities                                                  0            0       0.00%
  Other                                                                     794           57       9.56%
---------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                         47,061        2,646       7.49%
---------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                           276,379       19,189       9.25%
  Commercial                                                            149,100       11,052       9.87%
  Installment                                                            20,465        1,440       9.37%
  Credit Card                                                             3,276          280      11.39%
  Municipal                                                                 403           18       5.95%
---------------------------------------------------------------------------------------------------------
    Total Loans                                                         449,623       31,979       9.47%
---------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                807,260      $49,551       8.18%
                                                                                =========================

Unrealized Gain/(Loss) on Securities Available-for-Sale                  (7,754)
Allowance for Loan Losses                                               (10,429)
Cash and Due From Banks                                                  25,718
All Other Assets                                                         30,394
--------------------------------------------------------------------------------
    Total Assets                                                       $845,189
================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                                  $65,144      $   571       1.17%
  Savings                                                               182,058        3,105       2.27%
  Time Deposits                                                         298,640       12,021       5.36%
    Total Interest Bearing Deposits                                     545,842       15,697       3.83%
Other Borrowed Funds                                                     55,331        2,344       5.64%
---------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                  601,173      $18,041       4.00%
                                                                                =========================

Demand Deposits                                                         152,457
All Other Liabilities                                                     7,792
--------------------------------------------------------------------------------
    Total Liabilities                                                   761,422

Shareholders' Equity                                                     83,767
--------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                           $845,189
================================================================================

Net Interest Margin                                                                                5.20%
=========================================================================================================

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)

(in thousands)

                                                                               Three Months Ended
                                                                    Sept. 30, 2001 compared to Sept. 30, 2000
Interest Earning Assets                                            Volume           Rate          Net Chg.
--------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                      $  990        $ (1,047)       $   (57)
Investment Securities Available for Sale
  U.S. Treasuries                                                          (34)            (34)           (68)
  U.S. Agencies                                                            (30)             (2)           (32)
  Municipals - Taxable                                                     (28)              7            (21)
  Municipals - Non-Taxable                                                  23               4             27
  Mortgage Backed Securities                                              (505)            (55)          (560)
  Other                                                                      8             (15)            (7)
--------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale                        (566)            (95)          (661)
--------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Treasuries                                                            0               0              0
  U.S. Agencies                                                            (15)            (15)           (30)
  Municipals - Taxable                                                     (89)             61            (28)
  Municipals - Non-Taxable                                                (149)            (22)          (171)
  Mortgage Backed Securities                                                 0               0              0
  Other                                                                     (7)              5             (2)
--------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity                          (260)             29           (231)
--------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                                            2,951          (3,053)          (102)
  Commercial                                                             3,608          (4,020)          (412)
  Installment                                                             (183)            155            (28)
  Credit Card                                                               (3)              4              1
  Other                                                                      9              (5)             4
--------------------------------------------------------------------------------------------------------------
    Total Loans                                                          6,382          (6,919)          (537)
--------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                 6,546          (8,032)        (1,486)
--------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                              178            (211)           (33)
  Savings                                                                  303            (363)           (60)
  Time Deposits                                                            221            (943)          (722)
--------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                        702          (1,517)          (815)
Other Borrowed Funds                                                      (210)            (45)          (255)
--------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                     492          (1,562)        (1,070)
--------------------------------------------------------------------------------------------------------------
Total Change                                                            $6,054        $ (6,470)       $  (416)
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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)

(in tho|usands)                                                                Nine Months Ended
                                                                   Sept. 30, 2001 compared to Sept. 30, 2000
Interest Earning Assets                                            Volume           Rate          Net Chg.
--------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                    $  1,258        $   (315)       $   943
Investment Securities Available for Sale
  U.S. Treasuries                                                         (327)            (11)          (338)
  U.S. Agencies                                                            (63)             (6)           (69)
  Municipals - Taxable                                                     (51)            (13)           (64)
  Municipals - Non-Taxable                                                  46             (12)            34
  Mortgage Backed Securities                                            (1,250)            (75)        (1,325)
  Other                                                                     20             (65)           (45)
--------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale                      (1,625)           (182)        (1,807)
--------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Treasuries                                                            0               0              0
  U.S. Agencies                                                            (68)              1            (67)
  Municipals - Taxable                                                     (32)             (2)           (34)
  Municipals - Non-Taxable                                                (462)            (38)          (500)
  Mortgage Backed Securities                                                 0               0              0
  Other                                                                    (12)              4             (8)
--------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity                          (574)            (35)          (609)
--------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                                            1,944            (811)         1,133
  Commercial                                                             3,270          (2,695)           575
  Installment                                                              (59)            134             75
  Credit Card                                                               17             (17)             0
  Other                                                                     29              10             39
--------------------------------------------------------------------------------------------------------------
    Total Loans                                                          5,201          (3,379)         1,822
--------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                 4,260          (3,911)           349
--------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                              116            (180)           (64)
  Savings                                                                  (11)           (267)          (278)
  Time Deposits                                                          1,734            (518)         1,216
--------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                      1,839            (965)           874
Other Borrowed Funds                                                      (588)            (76)          (664)
--------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                   1,251          (1,041)           210
--------------------------------------------------------------------------------------------------------------
Total Change                                                          $  3,009        $ (2,870)       $   139
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

     3(i) Amended and Restated Certificate of Incorporation of Farmers & Merchants Bancorp, filed as Exhibit 3(i) to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.
     3(ii) By-Laws of Farmers & Merchants Bancorp, filed as Exhibit 3(ii) to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.
     10.1 Employment Agreement dated July 8, 1997, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed as Exhibit 10.1 to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.
     10.2 Employment Agreement dated July 8, 1997, between Farmers & Merchants Bank of Central California and Richard S. Erichson, filed as Exhibit 10.2 to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.
     10.3 Deferred Bonus Plan of Farmers & Merchants Bank of Central California adopted as of March 2, 1999, filed as Exhibit
                    10.3 to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.

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


                                    FARMERS & MERCHANTS BANCORP


Date:  November 13, 2001            /s/ Kent A. Steinwert
                                    ------------------------
                                    Kent A. Steinwert
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date: November 13, 2001             /s/ John R. Olson
                                    ------------------------
                                    John R. Olson
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting Officer)