Form 10-K
period 2001-12-31
FARMERS & MERCHANTS BANCORP
filed 2002-03-27
CIK 1085913

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

                               ------------------

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 7, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $175,312,000 based on the sales price of that day of $250.00.

The number of shares of Common Stock outstanding as of March 7, 2002: 701,248

Documents Incorporated by Reference:
Portions of the Annual Report to Shareholders for 2001 are incorporated by reference in Part II, Item 5 through 8, definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 13.

                           FARMERS & MERCHANTS BANCORP
                                    FORM 10-K
                                TABLE OF CONTENTS
                                -----------------

PART I                                                                      Page
------                                                                      ----

     Item  1.   Business                                                      3
                    - General Development of the Business                     3
                    - Service Area
                    - Employees
                    - Competition
                    - Government Policies
                    - Supervision and Regulation
                    - Statistical Disclosure

     Item  2.   Properties                                                   23

     Item  3.   Legal Proceedings                                            23

     Item  4.   Submission of Matters to a Vote of Security Holders          23

PART II
-------

     Item  5.   Market for the Registrant's Common Stock and Related
                Security Matters                                             23

     Item  6.   Selected Financial Data                                      23

     Item  7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          23

     Item  8.   Financial Statements and Supplementary Data                  24

     Item  9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures                         24

PART III
--------

     Item 10.   Directors and Executive Officers of the Company              24

     Item 11.   Executive Compensation                                       24

     Item 12.   Security Ownership of Certain Beneficial
                Owners and Management                                        24

     Item 13.   Certain Relationships and Related Transactions               24

     Item 14.   Exhibits, Financial Statement Schedules and
                Reports on Forms 8-k                                         24

                Signatures                                                   25

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

On April 30, 1999, Farmers & Merchants Bancorp (referred to herein on a consolidated basis as the "Company"), pursuant to a reorganization, acquired all of the voting stock of Farmers & Merchants Bank of Central California (the "Bank"). Farmers & Merchants Bank is the Company's principal asset. Farmers & Merchants Bancorp is a bank holding company incorporated in the State of Delaware on February 22, 1999, and registered under the Bank Holding Company Act of 1956, as amended. The Company's securities as of December 31, 2001, consist of 719,269 of common stock, $0.01 par value and no shares of preferred stock issued. The Bank's two wholly owned subsidiaries are Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Both Companies were organized during 1986. Farmers & Merchants Investment Corporation is currently dormant and Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank.

The Company's principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries which the Company may establish or acquire. The Company has not engaged in any other activities to date. As a legal entity separate and distinct from its subsidiary, the Company's principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. See Dividends and Other Transfer of Funds on Page 6. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is a member of the Federal Reserve System.

1999 also saw the opening of our Centralized Loan Center in Lodi. Growth will continue in 2002 with a move to new facilities for our Turlock Main Office and the addition of our Vintage Faire Office in Modesto.

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

At December 31, 2001 the Company employed a total of 304 full time equivalent employees. The Company believes that its employee relations are excellent.

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

Many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company. In order to compete with other financial service providers, the Company relies upon personal contact by its officers, directors, employees, and shareholders, along with various promotional activities and specialized services. In those instances where the Company is unable to accommodate a customer's needs, the Company may arrange for those services to be provided through its correspondents.

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

The Company

The Company is a registered bank holding company and is subject to regulation under the Bank Holding Company Act of 1956 (BHCA), as amended. Accordingly, the Company's operations, and its subsidiaries are subject to extensive regulation and examination by the Board of Governors of the Federal Reserve System (FRB). The Company is required to file with the FRB quarterly and annual reports and such additional information as the FRB may require pursuant to the Bank Holding Company Act. The FRB conducts periodic examinations of the Company and its subsidiaries.

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

Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with an extension of credit, lease or sale of property or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transitions between Farmers & Merchants Bancorp and its subsidiaries. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See " Capital."

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

Dividends and Other Transfer of Funds

Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $13.3 million at December 31, 2001.

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

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliates are limited, individually, to 10% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restriction with respect to transactions involving the transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."

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

As of December 31, 2001 and 2000 the Company and the Bank's risk-based capital ratios were as follows:

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                           Regulatory Capital   Prompt Corrective
(in thousands)                                               Actual           Requirements      Action Provisions
December 31, 2001                                        Amount    Ratio     Amount    Ratio    Amount     Ratio
-----------------------------------------------------------------------------------------------------------------
The Bank:
Total Bank Capital to Risk Weighted Assets              $100,842   12.93%   $ 62,391   8.00%    $ 77,988   10.00%
Tier I Bank Capital to Risk Weighted Assets             $ 91,104   11.68%   $ 31,195   4.00%    $ 46,793    6.00%
Tier I Bank Capital to Average Assets                   $ 91,104    9.57%   $ 38,077   4.00%    $ 47,596    5.00%

The Company:
Total Consolidated Capital to Risk Weighted Assets      $107,591   13.76%   $ 62,543   8.00%         N/A     N/A
Tier I Consolidated Capital to Risk Weighted Assets     $ 97,829   12.57%   $ 31,271   4.00%         N/A     N/A
Tier I Consolidated Capital to Average Assets           $ 97,829   10.25%   $ 38,159   4.00%         N/A     N/A

December 31, 2000                                        Amount    Ratio     Amount    Ratio    Amount     Ratio
-----------------------------------------------------------------------------------------------------------------
The Bank:
Total Bank Capital to Risk Weighted Assets              $96,150    15.22%   $ 50,548    8.0%    $ 63,185    10.0%
Tier I Bank Capital to Risk Weighted Assets             $88,203    13.96%   $ 25,274    4.0%    $ 37,911     6.0%
Tier I Bank Capital to Average Assets                   $88,203    10.00%   $ 35,268    4.0%    $ 44,085     5.0%

The Company:
Total Consolidated Capital to Risk Weighted Assets      $97,419    15.41%   $ 50,582    8.0%         N/A     N/A
Tier I Consolidated Capital to Risk Weighted Assets     $90,092    14.25%   $ 25,291    4.0%         N/A     N/A
Tier I Consolidated Capital to Average Assets           $90,092    10.21%   $ 35,285    4.0%         N/A     N/A

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" Company must develop a capital restoration plan. At December 31, 2001 the Company exceeded all of the required ratios for classification as "well capitalized."

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

Banking agencies have also adopted regulations which mandate that regulators take into consideration (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and
(iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, the Company and any company with significant trading activity must incorporate a measure for market risk in its regulatory capital calculations.

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

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2001, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups." Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

The Community Reinvestment Act ("CRA")

The Bank is subject to certain fair lending requirements and reporting obligations involving lending, investing and other CRA activities. CRA requires each Company to identify the communities served by the Company's offices and to identify the types of credit and investments the Company is prepared to extend within such communities including low and moderate income neighborhoods. It also requires the Company's regulators to assess the Company's performance in meeting the credit needs of its community and to take such assessment into consideration in reviewing application for mergers, acquisitions, relocation of existing branches, opening of new branches and other transactions. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA in consideration when regulating and supervising other banking activities.

A Bank's compliance with its CRA obligations is based on a performance based evaluation system which bases CRA ratings on an institution's lending service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank's latest CRA examination was completed by the Federal Reserve Bank of San Francisco and covered the time period of January 1, 1998 through December 31, 1999. The Bank received a high satisfactory rating in the three areas of testing which include lending, investment and service. The Bank received an overall rating of satisfactory in complying with its CRA obligations.

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

Statistical Disclosure

The tables on the following pages set forth certain statistical information for Farmers & Merchants Bancorp on a consolidated basis. Averages are computed on a daily average basis. This information should be read in conjunction with "Management's Discussion and Analysis" in the Company's 2001 Annual Report to Shareholders, located in Exhibit 13, incorporated herein by reference and with the Company's Consolidated Financial Statements and the Notes thereto included in Company's 2001 Annual Report to Shareholders, located in Exhibit 13, incorporated herein by reference.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(dollars in thousands)

                                                             Year Ended December 31,
                                                                       2001
Assets                                                    Balance    Interest   Rate
------------------------------------------------------------------------------------
Federal Funds Sold                                        $ 51,923   $ 1,922    3.70%
Investment Securities Available-for-Sale
  U.S. Treasuries                                            1,021        55    5.39%
  U.S. Agencies                                              6,813       342    5.02%
  Municipals - Taxable                                       1,909       119    6.23%
  Municipals - Non-Taxable                                  21,945     1,425    6.50%
  Mortgage Backed Securities                               219,352    13,946    6.36%
  Other                                                      6,208       454    7.31%
------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale         257,248    16,341    6.35%
------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                0         0    0.00%
  U.S. Agencies                                                367        22    5.99%
  Municipals - Taxable                                       1,714       114    6.65%
  Municipals - Non-Taxable                                  32,572     2,455    7.54%
  Mortgage Backed Securities                                     0         0    0.00%
  Other                                                        629        60    9.54%
------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity            35,282     2,651    7.51%
------------------------------------------------------------------------------------

Loans
  Real Estate                                              308,980    26,831    8.68%
  Commercial                                               192,383    14,759    7.67%
  Consumer                                                  19,331     1,930    9.98%
  Credit Card                                                3,410       363   10.65%
  Municipal                                                  1,005        73    7.26%
------------------------------------------------------------------------------------
    Total Loans                                            525,109    43,956    8.37%
------------------------------------------------------------------------------------
    Total Earning Assets                                   869,562   $64,871    7.46%
                                                                     ===============

Unrealized Gain/(Loss) on Securities Available-for-Sale      3,685
Allowance for Loan Losses                                  (12,640)
Cash and Due From Banks                                     28,568
All Other Assets                                            25,395
------------------------------------------------------------------
    Total Assets                                          $914,570
==================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                    $ 78,228   $   626    0.80%
  Savings                                                  185,352     3,581    1.93%
  Time Deposits                                            338,488    16,831    4.97%
------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                        602,068    21,038    3.49%
Other Borrowed Funds                                        41,017     2,242    5.47%
------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                     643,085   $23,280    3.62%
                                                                     ===============

Demand Deposits                                            165,938
All Other Liabilities                                        9,650
------------------------------------------------------------------
    Total Liabilities                                      818,673
Shareholders' Equity                                        95,897
------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity              $914,570
==================================================================

Net Interest Margin                                                             4.78%
====================================================================================

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(dollars in thousands)

                                                             Year Ended December 31,
                                                                      2000
Assets                                                    Balance    Interest   Rate
--------------------------------------------------------------------------------------
Federal Funds Sold                                        $ 20,481   $ 1,300      6.35%
Investment Securities Available-for-Sale
  U.S. Treasuries                                            8,350       461      5.52%
  U.S. Agencies                                              7,133       416      5.83%
  Municipals - Taxable                                       2,997       189      6.31%
  Municipals - Non-Taxable                                  20,805     1,342      6.45%
  Mortgage Backed Securities                               248,708    15,977      6.42%
  Other                                                      5,340       328      6.14%
--------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale         293,333    18,713      6.38%
--------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                0         0      0.00%
  U.S. Agencies                                              1,997       119      5.96%
  Municipals - Taxable                                       2,927       197      6.73%
  Municipals - Non-Taxable                                  40,199     3,003      7.47%
  Mortgage Backed Securities                                     0         0      0.00%
  Other                                                        770        75      9.74%
--------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity            45,893     3,394      7.40%
--------------------------------------------------------------------------------------

Loans
  Real Estate                                              279,313    26,374      9.44%
  Commercial                                               153,678    15,318      9.97%
  Consumer                                                  20,592     2,021      9.81%
  Credit Card                                                3,340       425     12.72%
  Municipal                                                    509        33      6.48%
--------------------------------------------------------------------------------------
    Total Loans                                            457,432    44,171      9.66%
--------------------------------------------------------------------------------------
    Total Earning Assets                                   817,139   $67,579      8.27%
                                                                     =================

Unrealized Gain/(Loss) on Securities Available-for-Sale     (6,571)
Allowance for Loan Losses                                  (10,676)
Cash and Due From Banks                                     26,303
All Other Assets                                            30,098
------------------------------------------------------------------
    Total Assets                                          $856,293
==================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                    $ 65,678   $   778      1.18%
  Savings                                                  181,476     4,127      2.27%
  Time Deposits                                            306,787    16,940      5.52%
--------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                        553,941    21,845      3.94%
Other Borrowed Funds                                        52,017     2,912      5.60%
--------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                     605,958   $24,757      4.09%
                                                                     =================

Demand Deposits                                            156,941
All Other Liabilities                                        8,244
------------------------------------------------------------------
    Total Liabilities                                      771,143
Shareholders' Equity                                        85,150
------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity              $856,293
==================================================================

Net Interest Margin                                                               5.24%
======================================================================================

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(dollars in thousands)

                                                            Year Ended December 31,
                                                                     1999
Assets                                                     Balance   Interest    Rate
-------------------------------------------------------------------------------------
Federal Funds Sold                                        $ 15,580    $   793    5.09%
Investment Securities Available-for-Sale
  U.S. Treasuries                                           21,145      1,116    5.28%
  U.S. Agencies                                              8,864        547    6.17%
  Municipals - Taxable                                       2,824        179    6.34%
  Municipals - Non-Taxable                                  21,190      1,364    6.44%
  Mortgage Backed Securities                               242,092     14,828    6.12%
  Other                                                      4,350        241    5.54%
-------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale         300,465     18,275    6.08%
-------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                              807         49    6.07%
  U.S. Agencies                                              1,993         93    4.67%
  Municipals - Taxable                                       3,502        235    6.71%
  Municipals - Non-Taxable                                  46,683      3,626    7.77%
  Mortgage Backed Securities                                     0          0    0.00%
  Other                                                        975        110    1.28%
-------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity            53,960      4,113    7.62%
-------------------------------------------------------------------------------------

Loans
  Real Estate                                              231,955     22,382    9.65%
  Commercial                                               111,233     10,276    9.24%
  Installment                                               16,319      1,519    9.31%
  Credit Card                                                2,917        395   13.54%
  Municipal                                                    330         21    6.36%
-------------------------------------------------------------------------------------
    Total Loans                                            362,754     34,593    9.54%
-------------------------------------------------------------------------------------
    Total Earning Assets                                   732,759    $57,773    7.88%
                                                                      ===============

Unrealized Gain/(Loss) on Securities Available-for-Sale     (1,983)
Reserve for Loan Losses                                     (9,097)
Cash and Due From Banks                                     25,240
All Other Assets                                            27,801
------------------------------------------------------------------
    Total Assets                                          $774,720
==================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Transaction                                             $ 63,298    $   715    1.13%
  Savings                                                  184,547      4,140    2.24%
  Time Deposits                                            247,352     11,645    4.71%
-------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                        495,197     16,500    3.33%
Other Borrowed Funds                                        43,585      2,362    5.42%
-------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                     538,782    $18,862    3.50%
                                                                      ===============

Demand Deposits                                            146,529
All Other Liabilities                                        6,418
------------------------------------------------------------------
    Total Liabilities                                      691,729
Shareholders' Equity                                        82,991
------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity              $774,720
==================================================================

Net Interest Margin                                                              5.31%
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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)

                                                            2001 versus 2000
                                                           Amount of Increase
                                                      (Decrease) Due to Change in:
                                                     -----------------------------
                                                     Average    Average      Net
Interest Earning Assets                              Balance     Rate       Change
----------------------------------------------------------------------------------
Federal Funds Sold                                   $ 1,342    $  (720)   $   622
Investment Securities Available-for-Sale
  U.S. Treasuries                                       (395)       (11)      (406)
  U.S. Agencies                                          (18)       (56)       (74)
  Municipals - Taxable                                   (68)        (2)       (70)
  Municipals - Non-Taxable                                74          9         83
  Mortgage Backed Securities                          (1,868)      (163)    (2,031)
  Other                                                   58         68        126
----------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale    (2,217)      (155)    (2,372)
----------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                          0          0          0
  U.S. Agencies                                          (98)         1        (97)
  Municipals - Taxable                                   (81)        (2)       (83)
  Municipals - Non-Taxable                              (575)        27       (548)
  Mortgage Backed Securities                               0          0          0
  Other                                                  (14)        (2)       (16)
----------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity        (768)        24       (744)
----------------------------------------------------------------------------------

Loans:
  Real Estate                                          2,673     (2,216)       457
  Commercial                                           3,394     (3,952)      (558)
  Installment                                           (126)        35        (91)
  Credit Card                                              9        (70)       (61)
  Other                                                   35          4         39
----------------------------------------------------------------------------------
    Total Loans                                        5,985     (6,199)      (214)
----------------------------------------------------------------------------------
    Total Earning Assets                               4,342     (7,050)    (2,708)
----------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                            131       (282)      (151)
  Savings                                                 86       (632)      (546)
  Time Deposits                                        1,661     (1,770)      (109)
----------------------------------------------------------------------------------
    Total Interest Bearing Deposits                    1,878     (2,684)      (806)
Other Borrowed Funds                                    (603)       (68)      (671)
----------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                 1,275     (2,752)    (1,477)
----------------------------------------------------------------------------------
Total Change                                         $ 3,067    $(4,298)   $(1,231)
==================================================================================

Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change." The above figures have been rounded to the nearest whole number.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Income
(Rates on a Taxable Equivalent Basis)
(in thousands)

                                                          2000 versus 1999
                                                          Amount of Increase
                                                    (Decrease) Due to Change in:
                                                     ---------------------------
                                                     Average   Average     Net
Interest Earning Assets                              Balance    Rate      Change
--------------------------------------------------------------------------------
Federal Funds Sold                                   $  284    $  223    $  507
Investment Securities Available-for-Sale
  U.S. Treasuries                                      (704)       49      (655)
  U.S. Agencies                                        (102)      (29)     (131)
  Municipals - Taxable                                   11        (1)       10
  Municipals - Non-Taxable                              (25)        4       (21)
  Mortgage Backed Securities                            412       737     1,149
  Other                                                  59        27        86
-------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale     (349)      787       438
-------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                       (24)      (25)      (49)
  U.S. Agencies                                           0        26        26
  Municipals - Taxable                                  (38)        0       (38)
  Municipals - Non-Taxable                             (489)     (134)     (623)
  Mortgage Backed Securities                              0         0         0
  Other                                                 (21)      (14)      (35)
-------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity       (572)     (147)     (719)
-------------------------------------------------------------------------------

Loans:
  Real Estate                                         4,481      (489)    3,992
  Commercial                                          4,178       864     5,042
  Installment                                           416        87       503
  Credit Card                                            55       (24)       31
  Other                                                  11         0        11
-------------------------------------------------------------------------------
    Total Loans                                       9,141       438     9,579
-------------------------------------------------------------------------------
    Total Earning Assets                              8,504     1,301     9,805
-------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                            28         35       63
  Savings                                               (70)        57      (13)
  Time Deposits                                       3,079      2,216    5,295
-------------------------------------------------------------------------------
    Total Interest Bearing Deposits                   3,037      2,308    5,345
Other Borrowed Funds                                    470         80      550
-------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                3,507      2,388    5,895
-------------------------------------------------------------------------------
Total Change                                         $4,997    $(1,087)  $3,910
===============================================================================

Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change." The above figures have been rounded to the nearest whole number.

Farmers & Merchants Bancorp
Investment Portfolio

The following table summarizes the balances and distributions of the
investment securities held on the dates indicated.           Available    Held to   Available    Held to   Available    Held to
                                                             for Sale    Maturity   for Sale    Maturity   for Sale    Maturity
                                                             ------------------------------------------------------------------
December 31:  (in thousands)                                          2001                   2000                   1999
-------------------------------------------------------------------------------------------------------------------------------
U. S. Treasury                                                $      0    $     0    $  5,047    $     0    $ 11,875    $     0
U. S. Agency                                                    12,771          0       7,090      1,999       7,013      1,995
Municipal                                                       24,076     32,137      23,975     38,585      23,042     46,423
Mortgage-Backed Securities                                     196,384          0     237,734          0     251,003          0
Other                                                            9,621        561       5,540        684       4,647        857
-------------------------------------------------------------------------------------------------------------------------------
    Total Book Value                                          $242,852    $32,698    $279,386    $41,268    $297,580    $49,275
===============================================================================================================================
    Fair Value                                                $242,852    $33,546    $279,386    $41,833    $297,580    $49,411
===============================================================================================================================

Analysis of Investment Securities Available-for-Sale

The following table is a summary of the relative maturities and yields of the Company's investment securities Available-for-Sale as of December 31, 2001. Municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period

Investment Securities Available-for-Sale                Fair     Average
December 31, 2001 (in thousands)                        Value     Yield
------------------------------------------------------------------------
U.S. Treasury
  One year or less                                          --       --
  After one year through five years                         --       --
  After five years through ten years                        --       --
  After ten years                                           --       --
------------------------------------------------------------------------
     Total U.S. Treasury Securities                         --       --
------------------------------------------------------------------------
U.S. Agency
  One year or less                                      12,771     6.67%
  After one year through five years                         --       --
  After five years through ten years                        --       --
  After ten years                                           --       --
------------------------------------------------------------------------
     Total U.S. Agency Securities                       12,771     6.67%
------------------------------------------------------------------------
Municipal - Non-Taxable
  One year or less                                         869     4.84%
  After one year through five years                     13,529     4.66%
  After five years through ten years                     6,940     5.86%
  After ten years                                          985     6.25%
------------------------------------------------------------------------
     Total Non-Taxable Municipal Securities             22,323     5.11%
------------------------------------------------------------------------
Municipal - Taxable
  One year or less                                         126     5.90%
  After one year through five years                         --       --
  After five years through ten years                     1,627     6.25%
  After ten years                                           --       --
------------------------------------------------------------------------
     Total Taxable Municipal Securities                  1,753     6.22%
------------------------------------------------------------------------
Mortgage-Backed Securities
  One year or less                                      60,266     6.39%
  After one year through five years                    136,118     6.38%
  After five years through ten years                        --       --
  After ten years                                           --       --
------------------------------------------------------------------------
     Total Mortgage-Backed Securities                  196,384     6.38%
------------------------------------------------------------------------
Other
  One year or less                                       4,463     5.05%
  After one year through five years                      5,158     7.34%
  After five years through ten years                        --       --
  After ten years                                           --       --
------------------------------------------------------------------------
     Total Other Securities                              9,621     6.28%
------------------------------------------------------------------------
     Total Investment Securities Available for Sale   $242,852     6.28%
========================================================================

Note: The average yield for floating rate securities is calculated using the current stated yield.

Farmers & Merchants Bancorp
Analysis of Investment Securities Held-to-Maturity

The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2001. Municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period

Investment Securities Held-to-Maturity                       Book     Average
December 31, 2001 (in thousands)                             Value     Yield
-----------------------------------------------------------------------------
U.S. Treasury
  One year or less                                               --       --
  After one year through five years                              --       --
  After five years through ten years                             --       --
  After ten years                                                --       --
-----------------------------------------------------------------------------
     Total U.S. Treasury Securities                              --       --
-----------------------------------------------------------------------------
U.S. Agency
  One year or less                                               --       --
  After one year through five years                              --       --
  After five years through ten years                             --       --
  After ten years                                                --       --
-----------------------------------------------------------------------------
     Total U.S. Agency Securities                                --       --
-----------------------------------------------------------------------------
Municipal - Non-Taxable
  One year or less                                            4,510     5.05%
  After one year through five years                          20,566     4.90%
  After five years through ten years                          3,365     5.08%
  After ten years                                             3,696     6.56%
-----------------------------------------------------------------------------
     Total Non-Taxable Municipal Securities                  32,137     5.13%
-----------------------------------------------------------------------------
Municipal - Taxable
  One year or less                                               --       --
  After one year through five years                              --       --
  After five years through ten years                             --       --
  After ten years                                                --       --
-----------------------------------------------------------------------------
     Total Taxable Municipal Securities                          --       --
-----------------------------------------------------------------------------
Other
  One year or less                                               --       --
  After one year through five years                              --       --
  After five years through ten years                             --       --
  After ten years                                               561    10.63%
-----------------------------------------------------------------------------
     Total Other Securities                                     561    10.63%
-----------------------------------------------------------------------------
     Total Investment Securities                            $32,698     5.23%
=============================================================================

Farmers & Merchants Bancorp
Loan Data
(in thousands)

The following table shows the Bank's loan composition by type of loan.

                                                  December 31,
                                2001        2000      1999       1998      1997
----------------------------------------------------------------------------------
  Real Estate                 $304,451   $261,910   $222,354   $180,468   $150,804
  Real Estate Construction      49,692     28,354     39,186     26,529     25,796
  Commercial                   227,909    182,611    129,969    105,403     79,977
  Consumer                      17,022     20,965     18,953     14,035     12,322
  Credit Card                    3,157      3,619      3,235      2,989      2,873
  Other                            954        271         60         64        128
----------------------------------------------------------------------------------
Total Loans                    603,185    497,730    413,757    329,488    271,900
Less:
  Unearned Income                1,016        333        348        310        294
  Allowance for Loan Losses     12,709     11,876      9,787      8,589      7,188
----------------------------------------------------------------------------------
Loans, Net                    $589,460   $485,521   $403,622   $320,589   $264,418
==================================================================================

There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

Non-Performing Loans
(in thousands)

                                                                   December 31,
                                                    2001     2000     1999     1998     1997
---------------------------------------------------------------------------------------------
Nonaccrual Loans
  Real Estate                                      $1,015   $  948   $  754   $3,997   $4,911
  Commercial                                        1,302      520    1,713      595      580
  Installment                                          36        4       32        9        7
  Credit Card                                           0        0        0        0        0
  Other                                                 0        0        0        0        0
---------------------------------------------------------------------------------------------
Total Nonaccrual Loans                              2,353    1,472    2,499    4,601    5,498
---------------------------------------------------------------------------------------------

Accruing Loans Past Due 90 Days or More
  Real Estate                                           0        0        0        0        0
  Commercial                                            0        0        0        0        0
  Installment                                           0        0        0        0        0
  Credit Card                                          56       23       12       23        6
  Other                                                 0        0        0        0        0
---------------------------------------------------------------------------------------------
Total Accruing Loans Past Due 90 Days or More          56       23       12       23        6
---------------------------------------------------------------------------------------------
Total Non-Performing Loans                         $2,409   $1,495   $2,511   $4,624   $5,504

Other Real Estate Owned                            $    0   $   88   $  204   $  636   $2,231
=============================================================================================

Non-Performing Loans as a Percent of Total Loans     0.40%    0.30%    0.61%    1.40%    2.02%
=============================================================================================
Allowance for Loan Losses
as a Percent of Total Loans                          2.11%    2.39%    2.37%    2.61%    2.64%
=============================================================================================

The Bank's policy is to place loans (Excluding Credit Card Loans) on nonaccrual status when the principal or interest is past due for ninety days or more unless it is both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Thereafter interest is recognized as income only as it is collected in cash. The gross interest income that would have been recorded if the loans had been current for the year ending December 31, 2001 was $26,000. For a discussion of impaired loan policy see Note
4. in the Notes to the Consolidated Financial Statements of the Company's 2001 Annual Report.

Farmers & Merchants Bancorp
Provision and Allowance for Loan Losses
(dollars in thousands)

The following table summarizes the loan loss experience of the Company for the periods indicated:

                                                 2001       2000     1999      1998       1997
-----------------------------------------------------------------------------------------------
Balance at Beginning of Year                   $ 11,876   $ 9,787   $ 8,589   $ 7,188   $10,031
Provision Charged to Expense                      1,000     2,800     1,700     1,400     5,450
Charge Offs:
  Real Estate                                         0        45       794       194       892
  Commercial                                        601       659       404        91     7,672
  Installment                                        68       177        80        73        78
  Credit Card                                        85        48        30        73        94
  Other                                               0         0         0         0         0
-----------------------------------------------------------------------------------------------
    Total Charge Offs                               754       929     1,308       431     8,736
-----------------------------------------------------------------------------------------------

Recoveries:
  Real Estate                                        18         0         3         1       208
  Commercial                                        525       156       775       388       201
  Installment                                        14        53        21        36        26
  Credit Card                                        30         9         7         7         8
  Other                                               0         0         0         0         0
-----------------------------------------------------------------------------------------------
    Total Recoveries                                587       218       806       432       443
-----------------------------------------------------------------------------------------------
Net Recoveries (Charge-Offs)                       (167)     (711)     (502)        1    (8,293)
-----------------------------------------------------------------------------------------------
Balance at End of Year*                        $ 12,709   $11,876   $ 9,787   $ 8,589   $7,188
===============================================================================================

Ratios:
Consolidated Allowance for Loan Losses to:
  Loans at Year End                                2.11%     2.39%     2.37%     2.61%     2.64%
  Average Loans                                    2.42%     2.60%     2.70%     2.92%     2.74%

Consolidated Net Charge-Offs to:
  Loans at Year End                                0.03%     0.14%     0.12%     0.00%     3.05%
  Average Loans                                    0.03%     0.16%     0.14%     0.00%     3.16%

For a description of the Company's policy regarding the Allowance for Loan Losses, see Note 1. in the Notes to the Consolidated Financial Statements of the 2001 Annual Report.

Allocation of the Allowance for Loan Losses

(dollars in thousands)           Amount of Allowance Allocation at December 31,
                                 ----------------------------------------------
                                   2001      2000     1999     1998     1997
-------------------------------------------------------------------------------
Real Estate                      $ 3,716   $ 2,875   $2,609   $3,107   $3,020
Real Estate Construction             520       311      461      456      516
Commercial                         7,595     3,846    3,382    2,530    1,927
Installment                          283       129      147      229       82
Other                                435        86       81       73       62
Unallocated                          160     4,629    3,107    2,194    1,581
-----------------------------------------------------------------------------
Total                            $12,709   $11,876   $9,787   $8,589   $7,188
=============================================================================

                                   Percent of Loans in Each Category
                                     to Total Loans at December 31,
                                 --------------------------------------
                                  2001     2000    1999    1998    1997
                                 --------------------------------------
Real Estate                        50.5%   52.6%   53.7%   54.8%   55.5%
Real Estate Construction            8.2%    5.7%    9.5%    8.1%    9.5%
Commercial                         37.8%   36.7%   31.4%   32.0%   29.4%
Installment                         2.8%    4.2%    4.6%    4.3%    4.5%
Other                               0.7%    0.8%    0.8%    0.9%    1.1%
-----------------------------------------------------------------------
Total                             100.0%  100.0%  100.0%  100.0%  100.0%
=======================================================================

Farmers & Merchants Bancorp
Maturities and Rate Sensitivity of Loans
(in thousands)
The following table shows the maturity distribution and interest rate sensitivity of loans of the Company on December 31, 2001

                                       Over One
                                       Year to      Over
                            One Year     Five       Five
                            or Less     Years       Years     Total     Percent
-------------------------------------------------------------------------------
Real Estate                 $ 25,313   $ 67,222   $211,916   $304,451    50.47%
Real Estate Construction      35,584      8,847      5,261     49,692     8.24%
Commercial                   141,003     67,511     19,395    227,909    37.78%
Consumer                       7,222     12,370      1,541     21,133     3.50%
------------------------------------------------------------------------------
  Total                     $209,122   $155,950   $238,113   $603,185   100.00%
==============================================================================

Rate Sensitivity:
  Predetermined Rate        $ 36,104   $ 70,534    $15,031   $121,669    20.17%
  Floating Rate              173,018     85,416    223,082    481,516    79.83%
------------------------------------------------------------------------------
  Total                     $209,122   $155,950   $238,113   $603,185   100.00%
==============================================================================
Percent                        34.67%     25.85%     39.48%    100.00%
=====================================================================

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

Farmers & Merchants Bancorp
Analysis of Certificates of Deposit
(In thousands)
The following table sets forth, by time remaining to maturity, the Company's time deposits in amounts of $100,000 or more for the periods indicated.

                                                               December 31,
                                                                  2001
---------------------------------------------------------------------------
Time Deposits of $100,000 or More
  Three Months or Less                                            $ 67,281
  Over Three Months Through Six Months                              44,538
  Over Six Months Through Twelve Months                             21,124
  Over Twelve Months                                                13,489
--------------------------------------------------------------------------
     Total Time Deposits of $100,000 or More                      $146,432
==========================================================================
Refer to the Year-To-Date Average Balances and Rate Schedules for information on separate deposit categories.

Ratios

Refer to the Five Year Financial Summary of Operations located on page 49 of the Farmers & Merchants Bancorp Annual Report for the year ending December 31, 2001 for calculations of Return on Average Equity (net of accumulated other comprehensive income), Return on Average Assets, Dividend Payout Ratio and Equity to Assets Ratio.

Short-Term Borrowings

Refer to Note 9. of the Farmers & Merchants Bancorp Annual Report for the year ending December 31, 2001.

Item 2. Properties

Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 121 W. Pine Street. Banking services are provided in eighteen locations in the Company's service area. Of the eighteen locations, fourteen are owned and four are leased. The expiration of the leases occurs between the years 2002 and 2010.

Item 3. Legal Proceedings

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Matters The common stock of Farmers & Merchants Bancorp is not widely held nor is it actively traded. Consequently, it is not listed on any stock exchange or sold in the over-the-counter market.

The following table summarizes the actual high and low selling prices for the Company's common stock since the first quarter of 2000. These figures are based on activity posted on the Electronic Bulletin Board and on stock transactions between individual shareholders that are reported to the Company.

         Calendar Quarter     High      Low
         ----------------     ----      ---

2001     Fourth quarter     $250.00   $250.00
         Third quarter       265.00    226.00
         Second quarter      250.00    219.00
         First quarter       245.00    206.00

2000     Fourth quarter     $245.00   $240.00
         Third quarter       235.00    210.00
         Second quarter      210.00    210.00
         First quarter       210.00    205.00

Beginning in 1975 and continuing through 2001, the Company has issued a 5% stock dividend annually. For information regarding cash dividends declared, refer to Quarterly Financial Data which appears in the Farmers & Merchants Bancorp 2001 Annual Report, located in Exhibit 13 and incorporated herein by reference.

Item 6. Selected Financial Data

The selected financial data for the five years ended December 31, 2001, which appears in the Five-Year Financial Summary of the Company's 2001 Annual Report, located in Exhibit 13, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The management's discussion and analysis section of the Company's 2001 Annual Report, located in Exhibit 13, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of the Company's 2001 Annual Report, located in Exhibit 13, are incorporated herein by reference. (See listing below.)

Statement
---------

     Report of Management
     Report of Independent Accountants
     Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999.
     Consolidated Balance Sheets - December 31, 2001 and 2000.
     Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 2001, 2000 and 1999. Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999.
     Consolidated Statements of Comprehensive Income.
     Notes to Consolidated Financial Statements.
     Five Year Financial Summary of Operations
     Selected Quarterly Financial Data
     Management's Discussion and Analysis

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable

PART III

Item 10, 11, 12, and 13.

The information required by these items is contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 2002, and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1) Financial Statements: Incorporated herein by reference, are listed in Item 8 hereof.

     (2)  Financial Statement Schedules: None
     (3)  Exhibits: See Exhibit Index

     (b)  Reports on form 8-K filed during the last quarter of 2001: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           Farmers & Merchants Bancorp
                                  (Registrant)


                                      By: /s/ John R. Olson
                                          --------------------------------
                                          John R. Olson
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2002


/s/ Kent A. Steinwert                         President and
----------------------------------            Chief Executive Officer
    Kent A. Steinwert


/s/ Richard S. Erichson                       Executive Vice President
----------------------------------            Senior Credit Officer
    Richard S. Erichson


/s/ Stephen A. Fleming                        Executive Vice President
----------------------------------            Head of Business Banking
    Stephen A. Fleming


/s/ Donald H. Fraser                          Executive Vice President
----------------------------------            Wholesale/Retail Market Manager
    Donald H. Fraser


/s/ Deborah E. Hodkin                         Executive Vice President
----------------------------------            Chief Administrative Officer
    Deborah E. Hodkin


/s/ Chris C. Nelson                           Executive Vice President
----------------------------------            Director of Retail Banking
    Chris C. Nelson


/s/ John R. Olson                             Executive Vice President &
----------------------------------            Chief Financial Officer
    John R. Olson                             Principal Accounting Officer


/s/ Ole R. Mettler                        /s/ George D. Scheideman
----------------------------------        -------------------------------------
    Ole R. Mettler, Chairman                  George D. Scheideman, Director


/a/ Stewart Adams                         /s/ Kevin Sanguinetti
----------------------------------        -------------------------------------
    Stewart Adams, Jr., Director              Kevin Sanguinetti, Director


/s/ Ralph Burlington                      /s/ Robert F. Hunnell
----------------------------------        -------------------------------------
    Ralph Burlington, Director                Robert F. Hunnell, Director


/s/ Calvin Suess                          /s/ James E. Podesta
----------------------------------        --------------------------------------
    Calvin Suess, Director                    James E. Podesta, Director


/s/ Carl Wishek                           /s/ Harry C. Schumacher
----------------------------              --------------------------------------
    Carl Wishek, Jr., Director                Harry C. Schumacher, Director

Index to Exhibits
-----------------

Exhibit No.                          Description
-----------                          -----------
   2               Plan of Reorganization as filed on Form 8-K dated April 30, 1999, are incorporated herein by reference.

   3(i)            Amended and Restated Certificate of Incorporation of Farmers & Merchants
                   Bancorp, filed as Exhibit 3(i) to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.
   3(ii)           By-Laws of Farmers & Merchants Bancorp, filed as Exhibit 3(i) to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.
   10.1            Employment Agreement dated July 8, 1997, between Farmers & Merchants Bank of Central
                   California and Kent A. Steinwert, filed as Exhibit 10.1 to Registrant's 8-K dated
                   April 30, 1999, is incorporated herein by reference.
   10.2            Employment Agreement dated July 8, 1997, between Farmers & Merchants Bank of
                   Central California and Richard S. Erichson, filed as Exhibit 10.2 to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.
   10.3            Deferred Bonus Plan of Farmers & Merchants Bank of Central California adopted as of March 2, 1999, filed as Exhibit 10.3 to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.
   10.4            Amended and Restated Deferred Bonus Plan of Farmers & Merchants Bank of
                   Central California, executed May 11, 1999, filed as Exhibit 10.4 to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.
   13              Annual Report to Shareholders of Farmers & Merchants Bancorp for the year ended
                   December 31, 2001
   16              Letter regarding change in certifying accountants filed as exhibit 16 to Registrants 8-
                   K filed October 20, 2000 is incorporated herein by reference.
   21              Subsidiaries of the Registrant as of February 14, 2000, filed as Exhibit 21 to
                   Registrant's 10-K filed March 23, 2000, is incorporated herein by reference.
   99              Report of Independent Public Accountants issued by Arthur Andersen
                   LLP