Form 10-Q
period 2002-03-31
FARMERS & MERCHANTS BANCORP
filed 2002-05-13
CIK 1085913

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

For Quarter Ended March 31, 2002	Commission File Number: 1.000-26099

FARMERS & MERCHANTS BANCORP
(Exact name of registrant as specified in its charter)

Delaware	94-3327828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 W. Pine Street, Lodi, California	95240
(Address of principal Executive offices)	(Zip Code)

Registrant’s telephone number, including area code (209) 334-1101

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒    No    ☐

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 701,248 as of May 7, 2002.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I.—FINANCIAL INFORMATION

Item 1-Financial Statements

FARMERS & MERCHANTS BANCORP

Consolidated Balance Sheets

Assets	March 31, 2002 (Unaudited)	December 31, 2001	March 31, 2001 (Unaudited)
Cash and Cash Equivalents:
Cash and Due From	$29,111	$32,406	$26,596
Federal Funds Sold	43,285	31,100	56,400

Total Cash and Cash Equivalents	72,396	63,506	82,996
Investment Securities:
Available-for Sale	209,624	242,852	266,038
Held-to-Maturity	29,847	32,698	37,569

Total Investment Securities	239,471	275,550	303,607

Loans	590,322	603,185	491,780
Less: Unearned Income	(1,116)	(1,016)	(278)
Less: Allowance for Loan Losses	(12,999)	(12,709)	(12,174)

Loans, Net	576,207	589,460	479,328

Land, Buildings & Equipment	11,599	11,432	11,373
Interest Receivable and Other Assets	34,683	30,935	9,996

Total Assets	$934,356	$970,883	$887,300

Liabilities & Shareholders' Equity
Deposits:
Demand	$168,974	$198,316	$159,167
Interest Bearing Transaction	87,020	100,574	70,470
Savings	214,971	198,651	179,182
Time Deposits Over $100,000	145,415	146,432	148,041
Time Deposits Under $100,000	170,399	175,738	186,190
Total Deposits	786,779	819,711	743,050

Fed Funds Purchased/Borrowings	40,992	41,000	41,025
Other Liabilities	7,511	9,436	8,094
Total Liabilities	835,282	870,147	792,169

Shareholders' Equity
Common Stock	7	7	7
Additional Paid In Capital	57,036	61,360	53,552
Retained Earnings	39,561	36,499	39,568
Accumulated Other Comprehensive Income	2,470	2,870	2,004
Total Shareholders' Equity	99,074	100,736	95,131

Total Liabilities & Shareholders' Equity	$934,356	$970,883	$887,300

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2002	2001
Interest Income:
Interest & Fees on Loans	$9,902	$11,258
Federal Funds Sold	143	602
Securities:
Investments Available-for-Sale:
Taxable	3,032	3,987
Non-taxable	237	235
Investments Held-to-Maturity:
Taxable	10	88
Non-taxable	361	420

Total Interest Income	13,685	16,590

Interest Expense:
Interest Bearing Transaction	89	182
Savings	612	943
Time Deposits Over $100,000	918	1,582
Time Deposits Under $100,000	1,715	3,135
Interest on Borrowed Funds	550	553

Total Interest Expense	3,884	6,395

Net Interest Income	9,801	10,195
Provision for Loan Losses	200	300

Net Interest Income After Provision for Loan Losses	9,601	9,895

Non-Interest Income
Service Charges on Deposit Accounts	1,089	897
Net Gain (Loss) on Sale of Investment Securities	44	88
Other	1,071	788

Total Non-Interest Income	2,204	1,773

Non-Interest Expense
Salaries & Employee Benefits	4,180	4,068
Occupancy	413	438
Equipment	633	514
Other Operating	1,720	1,699
Total Non-Interest Expense	6,946	6,719

Net Income Before Taxes	4,859	4,949
Provision for Taxes	1,797	1,908

Net Income	$3,062	$3,041

Earning Per Share	$4.30	$4.22

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	For Three Months Ended March 31,
	2002	2001
Net Income	$3,062	$3,041
Other Comprehensive Income (Loss)—
Unrealized holding (losses) gains arising during the period, net of income tax effects of $(212) and $886 for the quarters ended March 31, 2002 and2001, respectively.	(396)	1,264
Less: Reclassification adjustment for realized (gains) losses included in net income, net of related income tax effects of $(2) and $(38) for the quarters ended March 31, 2002 and 2001, respectively	(4)	(50)

Total Other Comprehensive Income (Loss)	(400)	1,214

Comprehensive Income	$2,662	$4,255

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance, December 31, 2000	687,491	$7	$53,559	$36,527	$790	$90,883

Net Income		—	—	3,041	—	3,041
Redemption of Stock	(26)	—	(7)	—	—	(7)
Changes in Net Unrealized Gain (Loss) on Securities Available for Sale		—	—	—	1,214	1,214

Balance, March 31, 2001	687,465	$7	$53,552	$39,568	$2,004	$95,131

Balance, December 31, 2001	719,269	$7	$61,360	$36,499	$2,870	$100,736

Net Income		—	—	3,062	—	3,062
Cash Dividends Declared on Common Stock		—	—	—	—	—
5% Stock Dividend		—	—	—	—	—
Cash Paid in Lieu of Fractional Shares Related to Stock Dividend		—	—	—	—	—
Redemption of Stock	(18,021)	—	(4,324)	—	—	(4,324)
Changes in Net Unrealized Gain (Loss) onSecurities Available for Sale		—	—	—	(400)	(400)

Balance, March 31, 2002	701,248	$7	$57,036	$39,561	$2,470	$99,074

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
(in thousands)	Mar. 31 2002	Mar. 31 2001
Operating Activities:
Net Income	$3,062	$3,041
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Loan Losses	200	300
Depreciation and Amortization	407	387
Provision for Deferred Income Taxes	(10)	(240)
Net Accretion of Investment Securities	(20)	(125)
Net (Gain) Loss on Sale of Investment Securities	(13)	(88)
Net Change in Operating Assets & Liabilities:
Decrease in Interest Receivable and Other Assets	(3,524)	2,925
Decrease in Interest Payable and Other Liabilities	(1,925)	(863)

Net Cash Provided by Operating Activities	(1,823)	5,337
Investing Activities:
Trading Securities:
Purchased	0	0
Sold or Matured	0	0
Securities Available-for-Sale:
Purchased	(9,851)	(1,131)
Sold or Matured	42,485	16,624
Securities Held-to-Maturity:
Purchased	(227)	(28)
Matured	3,091	3,857
Net Loans Originated or Acquired	12,963	5,744
Principal Collected on Loans Charged Off	90	149
Net Additions to Premises and Equipment	(574)	(204)

Net Cash Used by Investing Activities	47,977	25,011
Financing Activities:
Net Decrease in Demand, Interest-Bearing Transaction, and Savings Accounts	(26,576)	(31,371)
Increase in Time Deposits	(6,356)	9,743
Federal Home Loan Bank Borrowings:
Advances	0	0
Paydowns	(8)	(8)
Cash Dividends	0	0
Stock Redemption	(4,324)	(6)
Net Cash Provided by Financing Activities	(37,264)	(21,642)
Increase in Cash and Cash Equivalents	8,890	8,706
Cash and Cash Equivalents at Beginning of Year	63,506	74,290

Cash and Cash Equivalents as of March 31, 2002 and March 31, 2001	$72,396	$82,996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Earnings per Share

The actual number of shares outstanding at March 31, 2002, were 701,248. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Weighted average number of shares for the three months ending March 31, 2002 and 2001 were 712,648 and 721,297. Earnings per share for the three months ending March 31, 2002 and 2001 were $4.30 and $4.22, respectively. Prior periods per share amounts have been restated for the 5% stock dividend declared during 2001 and 2000.

2.	Basis of Presentation

The accompanying financial statements include the accounts of Farmers & Merchants Bancorp and the Bancorp’s wholly owned subsidiary, Farmers & Merchants Bank. Farmers & Merchants Bancorp was organized effective April 30, 1999. The foregoing financial statements are unaudited, however, in the opinion of Management, all adjustments (comprised only of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. Certain reclassifications may have been made in the 2001 financial information to conform to the presentation used in 2002 and all material intercompany transactions have been eliminated in consolidation. The results for the three months ended March 31, 2002, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The unaudited consolidated financial statements presented herein should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

3.	Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for by a single method  —  the purchase method. Statement 141 also specifies the criteria required for intangible assets be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company was required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. The Company does not have any goodwill or intangible assets acquired in business combinations completed before July 1, 2001. The adoption of Statements No. 141 and 142 did not have a material impact on the financial condition or operating results of the Company.

4.	Impact of Recently Issued Accounting Standards (Cont’d)

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

This Statement was effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of Statement No. 144 did not have a material impact on the financial condition or operating results of the Company.

ITEM 2.

Management’s Discussion and Analysis

Forward-Looking Statements

This report contains various forward-looking statements, usually containing the words “estimate,” “project,” “expect,” “objective,” “goal,” or similar expressions and includes assumptions concerning the Company’s operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Some factors that may cause actual results to differ from the forward-looking statements include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state Banking regulations and; (v) other external developments which could materially impact the Company’s operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made

Introduction

The following discussion and analysis is intended to provide a better understanding of the Company’s performance during the first three months of 2002 and the material changes related to the Company and its subsidiaries’ financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Company’s consolidated 2001 financial statements and the notes thereto, along with other financial information included in this report.

Overview

For the three months ended March 31, 2002, Farmers & Merchants Bancorp reported net income of $3,062,000, earnings per share of $4.30, return on average assets of 1.31% and return on average shareholders’ equity (net of accumulated other comprehensive income) of 12.53%. For the three months ending March 31, 2001, net income totaled $3,041,000, earnings per share was $4.22, return on average assets was 1.39% and the return on average shareholders’ equity (net of accumulated other comprehensive income) totaled 13.20%.

The Company’s improved financial performance in 2002 was due to a combination of increased revenue generated from its core business, which include improved growth rates in both loans outstanding and deposit balances along with capital management strategies.

The following is a summary of the financial results for the three-month period ending March 31, 2002 compared to March 31, 2001.

•	Net income for the period totaled $3.1 million, up 0.69% over one year ago.

•	Net interest income decreased 3.9% to $9.8 million from $10.2 million.

•	The provision for loan losses totaled $200 thousand for the period compared to $300 thousand one year ago.

•	Non-interest income increased 24.3% to $2.2 million, from the $1.8 million reported for 2001.

•	Non-interest expense increased 3.4% to $6.9 million, from the $6.7 million reported for 2001.

•	Total assets increased 5.3% to $934.4 million.

•	Total loans increased 20.0% to $590.3 million, an increase of $98.5 million.

•	Total deposits increased 5.9% to $786.8 million.

•	Total investment securities totaled $239.5 million from $303.6 million at March 31, 2001.

•	Total shareholders’ equity increased $3.9 million to $99.1 million.

Net Interest Income

Net interest income is the amount by which the interest and fees on loans and interest earning assets exceeds the interest paid on interest bearing sources of funds. For the purpose of analysis, the interest earned on tax-exempt investments and municipal loans is adjusted to an amount comparable to interest subject to normal income taxes. This adjustment is referred to as “taxable equivalent” and is noted wherever applicable. Interest income and expense are affected by changes in the volume and mix of average interest earning assets and average interest bearing liabilities, as well as fluctuations in interest rates. Therefore, increases or decreases in net interest income are analyzed as changes in volume, changes in rate and changes in the mix of assets and liabilities.

Net interest income declined 3.9% to $9.8 million during the first three months of 2002, compared to $10.2 million at March 31, 2001. On a fully taxable equivalent basis, net interest income decreased 3.9% and totaled $10.1 million at March 31, 2002, compared to $10.5 million for the first three months of 2001. Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the three months ended March 31, 2002, the net interest margin was 4.7% compared to 5.1% for the same period in 2001. The decrease in net interest margin was the result of the decline in interest rates. The Bank’s earning assets reprice sooner than the interest bearing deposits.

Loans, the Company’s highest earning asset, increased $98.5 million as of March 31, 2002 compared to March 31, 2001. On an average balance basis, loans increased by $98.3 million. The average yield on the loan portfolio decreased 251 basis points to 6.87% for the three months ending March 31, 2002 compared to 9.38% for the three months ending March 31, 2001. The growth in balances somewhat offset the decrease in yield and helped minimized the decline in interest revenue from loans to $1.4 million. Total interest income on loans was $9.9 million for the first three months of 2002.

The investment portfolio is the other main component of the Company’s earning assets. The Company’s investment policy is conservative. The Company primarily invests in mortgage-backed securities, U.S. Treasuries, U.S. Government Agencies, and high-grade municipals. Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is substantially less than that of loans.

Average investment securities decreased $62.9 million compared to the average balance at March 31, 2001. The decrease in the average balance of investment securities was followed with a corresponding decrease in interest income of $1.1 million for the three months ending March 31, 2002. The average yield, on a taxable equivalent basis, in the investment portfolio was 6.4% in 2002 compared to 6.6% in 2001. Net interest income on the Average Balance Sheet is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $42.6 million or 6.9%. Of that increase, average other borrowed funds decreased $33 thousand and interest-bearing deposits increased $42.7 million. Even while growing our deposit base, interest expense decreased 39.3% as a result of declining interest rates paid for those sources of funds. Overall, the average interest cost on deposits was 2.4% at March 31, 2002 and 4.2% at March 31, 2001.

The Company’s earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix.

Allowance for Loan Losses

As a financial institution that assumes lending and credit risks as a principal element of its business, the Company anticipates that credit losses will be experienced in the normal course of business. The allowance for loan losses is established to absorb losses inherent in the portfolio. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for risks inherent in the loan portfolio. In determining the adequacy of the allowance for loan losses, management takes into consideration examinations by the Company’s supervisory authorities, results of internal credit reviews, financial condition of borrowers, loan concentrations, prior loan loss experience, and general economic conditions. The allowance is based on estimates and ultimate losses may vary from the current estimates. Management reviews these estimates periodically and, when adjustments are necessary, they are reported in the period in which they become known.

The Company’s written lending policies, along with applicable laws and regulations governing the extension of credit, require risk analysis as well as ongoing portfolio and credit management through loan product diversification, lending limits, ongoing credit reviews and approval policies prior to funding of any loan. The Company manages and controls credit risk through diversification, dollar limits on loans to one borrower and by primarily restricting loans made to its principal market area. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting. Fixed-rate real estate loans are comprised primarily of loans with maturities of less than five years. Generally, long-term residential loans are originated by the Company and sold on the secondary market.

The appropriate allowance amount is based upon growth in the loan portfolio, management’s evaluation of the credit quality of the loan portfolio, the prevailing economic climate and its effect on borrowers’ ability to repay loans in accordance with the terms of the notes and current loan losses. After reviewing all factors, management concluded that the current balance of allowance for loan losses was adequate.

As of March 31, 2002, the allowance for loan losses was $13.0 million, which represents 2.2% of the total loan balances. For the period ended March 31, 2001, the allowance was $12.2 million and 2.5% of total loans. The table below illustrates the change in the allowance for the first three months of 2002 and 2001.

Allowance for Loan Losses (in thousands)

Balance, December 31, 2001	$12,709
Provision Charged to Expense	200
Recoveries of Loans Previously Charged Off	90
Loans Charged Off	0

Balance, March 31, 2002	$12,999

Balance, December 31, 2000	$11,876
Provision Charged to Expense	300
Recoveries of Loans Previously Charged Off	149
Loans Charged Off	(151)

Balance, March 31, 2001	$12,174

Non-Interest Income

Service charges on deposits increased 21.4% due to restructured pricing along with the growth in total deposit accounts. Other non-interest income grew 35.9%. The Bank purchased Bank Owned Life Insurance on key executives. The increase in the cash surrender value of the policies is reported in other non-interest income.

Overall, non-interest income increased 24.3% for the three months ending March 31, 2002, compared to the same period of 2001.

Non-Interest Expense

Salaries and Employee Benefits increased $112 thousand or 2.8% from the prior year due to merit increases and additional staffing requirements related to loan production. Equipment expense increased $119 thousand or 23.2%. This increase was due to the purchase and installation of a new voice and date system during first quarter of 2002. Also, software and hardware maintenance increased in 2002 compared to 2001 due to the conversion to a new core operating system during second quarter of 2001.

Overall, non-interest expense increased $227 thousand or 3.4% over the first quarter of 2001. It is anticipated that the future growth rate in other operating expense will remain modest and comparable to the growth in assets.

Income Taxes

The provision for income taxes decreased to $1.8 million for the first three months of 2002, primarily due to the increase in tax exempt income. For the three months ended March 31, 2001, the provision totaled $1.9 million.

Balance Sheet Analysis

Investment Securities

The Financial Accounting Standards Board statement, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and accounted for at amortized cost when the Company has the positive intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demand and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

The investment portfolio provides the Company with an income alternative to loans. As of March 31, 2002 the investment portfolio represented 25.6% of the Company’s total assets. Total investment securities decreased $64.1 million from a year ago and now total $239.5 million. Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the three months ended March 31, 2002, average Federal Funds Sold was $37.2 million compared to $42.8 in 2001.

Loans

The Company’s loan portfolio at March 31, 2002 increased $98.5 million from March 31, 2001. The increase is the result of an aggressive calling program on high quality prospects and a favorable economic climate in the Company’s market area. Additionally, on an average balance basis loans have increased $98.3 million or 20.2%. Management believes that the growth rate in loans will continue at a modest rate through second quarter, 2002. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:

(in thousands)	March 31, 2002	Dec. 31, 2001	March 31, 2001
Real Estate Construction	$52,973	$49,692	$27,664
Real Estate – Other	307,090	304,451	262,154
Commercial	210,435	227,909	177,777
Consumer	19,824	21,133	24,185

Gross Loans	590,322	603,185	491,780
Less:
Unearned Income	1,116	1,016	278
Allowance for Loan Losses	12,999	12,709	12,174

Net Loans	$576,207	$589,460	$479,328

Non-Performing Assets

The Company’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless it is both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Thereafter, interest is recognized as income only as it is collected in cash.

As a result of events beyond the Company’s control, problem loans can and do occur. As of March 31, 2002, non-performing loans were $1.9 million compared to $1.2 million at March 31, 2001. Managing problem loans continues to be a significant Company objective. The Company reported no other real estate owned at March 31, 2002 and March 31, 2001. Accrued interest reversed from income on loans placed on a non-accrual status totaled $54 thousand at March 31, 2002 compared to $63 thousand at March 31, 2001.

Non-Performing Assets

(dollar amounts in thousands)	March 31, 2002	Dec. 31, 2000	March 31, 2001
Nonperforming Loans	$1,882	$2,409	$1,241
Other Real Estate Owned	0	0	0

Total	$1,882	$2,409	$1,241

Non-Performing Assets as a % of Total Loans	0.3%	0.4%	0.3%
Allowance for Loan Losses as a % of Non-Performing Loans	690.7%	527.6%	980.9%

Deposits

At March 31, 2002, deposits totaled $786.8 million. This represents an increase of 5.9% or $43.7 million from March 31, 2001. The majority of the increase was focused in interest bearing transaction accounts and savings accounts, which increased $16.6 million and $35.8 million, respectively. When acquiring loan customers, the Bank is focusing on developing a full relationship which means bringing in demand and savings accounts, too. Additionally, rates are low and as existing customers’ CD’s mature those customers are opting to instead invest in short-term deposits. It is not anticipated that this trend will change significantly through the second quarter of 2002.

The most volatile deposits in any financial institution are certificates of deposit over $100,000. The Company has not found its certificates of deposit over $100,000 to be as volatile as some other financial institutions as it does not solicit these types of deposits from brokers. It has been the Company’s experience that large depositors have placed their funds with the Company due to its strong reputation for safety and soundness.

Capital

Much attention has been directed at the capital adequacy of the financial institution industry. The Company relies on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $99.1 million at March 31, 2002 and $95.1 million at March 31, 2001, which represents an increase of $3.9 million or 4.1%.

The Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation have adopted risk-based capital guidelines. The guidelines are designed to make capital requirements more sensitive to differences in risk related assets among Banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of Bank capital uniform. Company assets and off-balance sheet items are categorized by risk. The results of these regulations are that assets with a higher degree of risk require a larger amount of capital; assets, such as cash, with a low degree of risk have little or no capital requirements. Under the guidelines the Company is currently required to maintain regulatory risk based capital equal to at least 8.0%. As of March 31, 2002 the Company met all capital adequacy requirements to which it is subject. The following table illustrates the relationship between regulatory capital requirements and the Company and Bank’s capital position.

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2002
Total Capital to Risk Weighted Assets	$106,537	13.37%	$63,757	8.0%	N/A	N/A
Tier I Capital to Risk Weighted Assets	$96,597	12.12%	$31,879	4.0%	N/A	N/A
Tier I Capital to Average Assets	$96,597	10.31%	$37,466	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2002
Total Capital to Risk Weighted Assets	$101,706	12.80%	$63,571	8.0%	$79,463	10.0%
Tier I Capital to Risk Weighted Assets	$91,735	11.54%	$31,785	4.0%	$47,678	6.0%
Tier I Capital to Average Assets	$91,735	9.86%	$37,199	4.0%	$46,499	5.0%

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

Credit Risk

Credit risk is the risk to earnings or capital arising from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on counterparty, issuer, or borrower performance.

Central to the Company’s credit risk management is a proven loan risk rating system. Limitations on industry concentration, aggregate customer borrowings and geographic boundaries also reduce loan credit risk. Credit risk in the investment portfolio is minimized through clearly defined limits in the Bank’s policy statements. Senior Management, Directors Committees, and the Board of Directors are provided with timely and accurate information to appropriately identify, measure, control and monitor the credit risk of the Company and the Bank.

The allowance for loan losses is based on estimates of probable losses inherent in the loan portfolio. The amount actually incurred with respect to these losses can vary significantly from the estimated amounts. The Company’s methodology includes several features, which are intended to reduce the difference between estimated and actual losses.

Implicit in lending activities is the risk that losses will and do occur and that the amount of such losses will vary over time. Consequently, the Company maintains an allowance for loan losses by charging a provision for loan losses to earnings. Loans determined to be losses are charged against the allowance for loan losses. The Company’s allowance for loan losses is maintained at a level considered by management to be adequate to provide for estimated credit losses inherent in the portfolio.

The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. Specific allowances are established in cases where management has identified conditions or circumstances related to credit that management believes indicate the possibility that a loss may be incurred in excess of the amount determined by the application of the formula reserve. Management performs a detailed analysis of these loans, including, but not limited to appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. Management then determines the loss potential and allocates a portion of the allowance for losses for each of these credits.

Management believes that the allowance for loan losses at March 31, 2002 was adequate to provide for recognized, unidentified and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan chargeoffs that would increase the provision for loan losses and thereby adversely affect the results of operations.

Asset / Liability Management—Interest Rate Risk

The mismatch between maturities of interest sensitive assets and liabilities results in uncertainty in the Company’s earnings and economic value and is referred to as interest rate risk. Farmers & Merchants Bancorp’s primary objective in managing interest rate risk is to minimize the potential for significant loss as a result of changes in interest rates.

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

The gap analysis measures, at specific time intervals, the divergence between earning assets and interest bearing liabilities for which repricing opportunities will occur. A positive difference, or positive gap, indicates that earning assets will reprice faster than interest-bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

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

The Company also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company’s net interest income is measured over a rolling one-year horizon. The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2002, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 15.32% if rates increase by 200 basis points and a decrease in net interest income of 15.89% if rates decline 200 basis points.

The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company’s net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cashflows, and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Liquidity

Liquidity risk is the risk to earnings or capital resulting from the Bank’s inability to meet its obligations when they come due without incurring unacceptable losses. It includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect the Bank’s ability to liquidate assets or acquire funds quickly and with minimum loss of value. The Company endeavors to maintain a cash flow adequate to fund operations, handle fluctuations in deposit levels, respond to the credit needs of borrowers and to take advantage of investment opportunities as they arise. The principal sources of liquidity include interest and principal payments on loans and investments, proceeds from the maturity or sale of investments, and growth in deposits.

In general, liquidity risk is managed daily by controlling the level of Fed Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Fed Funds as a reserve for temporary liquidity needs. During the first quarter of 2002, Federal Funds averaged $37.2 million. In addition, the Company maintains Federal Fund credit lines of $136 million with major correspondent banks subject to the customary terms and conditions for such arrangements.

At March 31, 2002, the Company had available liquid assets, which included cash and unpledged investment securities of approximately $163.4 million, which represents 17.5% of total assets.

Average Balance Sheets

The tables on the following pages reflect the Company’s average balance sheets and volume and rate analysis for the three-month periods ending March 31, 2002 and 2001. The average yields on earning assets and average rates paid on interest–bearing liabilities have been computed on an annualized basis for purposes of comparability with full year data. Average balance amounts for assets and liabilities are the computed average of daily balances.

Farmers & Merchants Bancorp

Year-to-Date Average Balances and Interest Rates

(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended March 31, 2002
Assets	Balance	Interest	Rate
Federal Funds Sold	$37,211	$143	1.56%
Investment Securities Available-for-Sale
U.S. Treasuries	0	0	0.00%
U.S. Agencies	6,224	77	5.02%
Municipals—Taxable	1,682	28	6.75%
Municipals—Non-Taxable	21,701	362	6.77%
Mortgage Backed Securities	180,479	2,769	6.22%
Other	9,019	158	7.10%

Total Investment Securities Available-for-Sale	219,105	3,394	6.28%

Investment Securities Held-to-Maturity
U.S. Treasuries	0	0	0.00%
U.S. Agencies	0	0	0.00%
Municipals—Taxable	0	0	0.00%
Municipals—Non-Taxable	29,961	552	7.47%
Mortgage Backed Securities	0	0	0.00%
Other	546	10	7.43%

Total Investment Securities Held-to-Maturity	30,507	562	7.46%

Loans
Real Estate	354,515	6,320	7.23%
Commercial	210,201	3,133	6.04%
Consumer	16,150	353	8.86%
Credit Card	3,322	84	10.25%
Municipal	775	12	6.28%

Total Loans	584,963	9,902	6.87%

Total Earning Assets	871,786	$14,001	6.51%

Unrealized Gain/(Loss) on Securities Available-for-Sale	5,252
Allowance for Loan Losses	(12,924)
Cash and Due From Banks	29,117
All Other Assets	43,712

Total Assets	$936,943

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Transaction	$89,210	$89	0.40%
Savings	210,742	613	1.18%
Time Deposits	316,919	2,632	3.37%
Total Interest Bearing Deposits	616,871	3,334	2.19%
Other Borrowed Funds	40,997	550	5.44%

Total Interest Bearing Liabilities	657,868	$3,884	2.39%

Demand Deposits	169,686
All Other Liabilities	8,520

Total Liabilities	836,074
Shareholders' Equity	100,869

Total Liabilities & Shareholders' Equity	$936,943

Net Interest Margin			4.71%

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

Farmers & Merchants Bancorp

Year-to-Date Average Balances and Interest Rates

(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Three Months Ended March 31, 2001
Assets	Balance	Interest	Rate
Federal Funds Sold	$42,778	$602	5.71%
Investment Securities Available-for-Sale
U.S. Treasuries	4,141	55	5.39%
U.S. Agencies	6,815	99	5.89%
Municipals—Taxable	2,055	33	6.51%
Municipals—Non-Taxable	21,578	351	6.60%
Mortgage Backed Securities	232,961	3,747	6.52%
Other	5,542	53	3.88%

Total Investment Securities Available-for-Sale	273,092	4,338	6.44%

Investment Securities Held-to-Maturity
U.S. Treasuries	0	0	0.00%
U.S. Agencies	1,488	22	6.00%
Municipals—Taxable	2,935	50	6.91%
Municipals—Non-Taxable	34,349	629	7.42%
Mortgage Backed Securities	0	0	0.00%
Other	672	18	10.86%

Total Investment Securities Held-to-Maturity	39,444	719	7.39%

Loans
Real Estate	291,987	6,685	9.29%
Commercial	169,807	3,935	9.40%
Consumer	20,815	526	10.25%
Credit Card	3,485	103	11.99%
Municipal	572	9	6.38%

Total Loans	486,666	11,258	9.38%

Total Earning Assets	841,980	$16,917	8.15%

Unrealized Gain/(Loss) on Securities Available-for-Sale	1,637
Allowance for Loan Losses	(11,941)
Cash and Due From Banks	26,570
All Other Assets	26,029

Total Assets	$884,275

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Transaction	$65,812	$182	1.12%
Savings	177,175	943	2.16%
Time Deposits	331,211	4,716	5.77%
Total Interest Bearing Deposits	574,198	5,841	4.13%
Other Borrowed Funds	41,030	553	5.47%

Total Interest Bearing Liabilities	615,228	$6,394	4.21%

Demand Deposits	167,558
All Other Liabilities	8,527
Total Liabilities	791,313
Shareholders' Equity	92,962

Total Liabilities & Shareholders' Equity	$884,275

Net Interest Margin			5.07%

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

Farmers & Merchants Bancorp

Volume and Rate Analysis of Net Interest Revenue

(Rates on a Taxable Equivalent Basis)

(in thousands)	Three Months Ended Mar. 31, 2002 compared to Mar. 31, 2001
Interest Earning Assets	Volume	Rate	Net Chg.
Federal Funds Sold	$(70)	$(389)	$(459)
Investment Securities Available for Sale
U.S. Treasuries	(27)	(28)	(55)
U.S. Agencies	(8)	(14)	(22)
Municipals—Taxable	(12)	7	(5)
Municipals—Non-Taxable	2	9	11
Mortgage Backed Securities	(811)	(167)	(978)
Other	45	60	105

Total Investment Securities Available for Sale	(811)	(133)	(944)

Investment Securities Held to Maturity
U.S. Treasuries	0	0	0
U.S. Agencies	(11)	(11)	(22)
Municipals—Taxable	(25)	(25)	(50)
Municipals—Non-Taxable	(103)	26	(77)
Mortgage Backed Securities	0	0	0
Other	(3)	(5)	(8)

Total Investment Securities Held to Maturity	(142)	(15)	(157)

Loans:
Real Estate	5,722	(6,087)	(365)
Commercial	4,234	(5,036)	(802)
Installment	(108)	(65)	(173)
Credit Card	(5)	(14)	(19)
Other	4	(1)	3

Total Loans	9,847	(11,203)	(1,356)

Total Earning Assets	8,824	(11,740)	(2,916)

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	304	(397)	(93)
Savings	925	(1,255)	(330)
Time Deposits	(195)	(1,889)	(2,084)

Total Interest Bearing Deposits	1,034	(3,541)	(2,507)
Other Borrowed Funds	(1)	(2)	(3)

Total Interest Bearing Liabilities	1,033	(3,543)	(2,510)

Total Change	$7,791	$(8,197)	$(406)

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

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

None

ITEM 2.    Changes in Securities

None

ITEM 3.    Defaults Upon Senior Securities

Not applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders

None

ITEM 5.    Other Information

None

ITEM 6(a).    Exhibits

Index to Exhibits

Exhibit No.	Description

2	Plan of Reorganization as filed on Form 8-K dated April 30, 1999, are incorporated herein by reference.

3(i)	Amended and Restated Certificate of Incorporation of Farmers & Merchants Bancorp, filed as Exhibit 3(i) to Registrant’s 8-K dated April 30, 1999, is incorporated herein by reference.

3(ii)	By-Laws of Farmers & Merchants Bancorp, filed as Exhibit 3(ii) to Registrant’s 8-K dated April 30, 1999, is incorporated herein by reference.

10.1
Employment Agreement dated July 8, 1997, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed as Exhibit 10.1 to Registrant’s 8-K dated April 30, 1999, is incorporated herein by reference.

10.2
Employment Agreement dated July 8, 1997, between Farmers & Merchants Bank of Central California and Richard S. Erichson, filed as Exhibit 10.2 to Registrant’s 8-K dated April 30, 1999, is incorporated herein by reference.

10.3	Deferred Bonus Plan of Farmers & Merchants Bank of Central California adopted as of March 2, 1999, filed as Exhibit 10.3 to Registrant’s 8-K dated April 30, 1999, is incorporated herein by reference.

10.4
Amended and Restated Deferred Bonus Plan of Farmers & Merchants Bank of Central California, executed May 11, 1999, filed as Exhibit 10.4 to Registrant’s 8-K dated April 30, 1999, is incorporated herein by reference.

16	Letter regarding change in certifying accountants filed as exhibit 16 to Registrants 8-K filed October 20, 2000 is incorporated herein by reference.

ITEM 6(b).    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FA	RMERS & MERCHANTS BANCORP

Date: May 9, 2002	/s/ Kent A. Steinwert

Kent A. Steinwert
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2002	/s/ John R. Olson

John R. Olson
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)