Form 10-Q
period 2002-06-30
FARMERS & MERCHANTS BANCORP
filed 2002-08-09
CIK 1085913

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002


For Quarter Ended June 30, 2002             Commission File Number: 1.000-26099


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

                            Yes        X       No
                                    -------          -------

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 735,673 as of July 25, 2002.

                           FARMERS & MERCHANTS BANCORP


                                    FORM 10-Q
                                TABLE OF CONTENTS




PART I. - FINANCIAL INFORMATION                                          Page

     Item 1 - Financial Statements

         Consolidated Balance Sheets as of June 30, 2002,
         December 31, 2001 and June 30, 2001.                              3

         Consolidated Statements of Income for the Three Months
         and Six Months Ended June 30, 2002 and 2001.                      4

         Consolidated Statements of Comprehensive Income for the Three
         Months and Six Months Ended June 30, 2002 and 2001.               5

         Statement of Changes in Shareholders' Equity for the Six
         Months Ended June 30, 2002 and 2001.                              6

         Consolidated Statement of Cash Flows for the Six
         Months Ended June 30, 2002 and 2001.                              7

         Notes to Consolidated Financial Statements                        8

     Item 2 - Management's Discussion and Analysis                        10


PART II. - OTHER INFORMATION                                              22
           -----------------

SIGNATURES                                                                24
----------


Index to Exhibits                                                         25

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                June 30,     December 31,    June 30,
                                                                                2002           2001          2001
Assets                                                                      (Unaudited)                  (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due From                                                           $31,201        $32,406       $39,599
  Federal Funds Sold                                                            5,985         31,100        40,200
-------------------------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                                            37,186         63,506        79,799

Investment Securities:
  Available-for Sale                                                          166,128        242,852       261,180
  Held-to-Maturity                                                             29,846         32,698        35,952
-------------------------------------------------------------------------------------------------------------------
    Total Investment Securities                                               195,974        275,550       297,132
-------------------------------------------------------------------------------------------------------------------

Loans                                                                         659,923        603,185       529,334
  Less: Unearned Income                                                        (1,546)        (1,016)         (500)
  Less: Allowance for Loan Losses                                             (13,093)       (12,709)      (12,655)
-------------------------------------------------------------------------------------------------------------------
    Loans, Net                                                                645,284        589,460       516,179
-------------------------------------------------------------------------------------------------------------------
Land, Buildings & Equipment                                                    11,511         11,432        11,108
Interest Receivable and Other Assets                                           40,328         30,935        11,238
-------------------------------------------------------------------------------------------------------------------
    Total Assets                                                             $930,283       $970,883      $915,456
===================================================================================================================

Liabilities & Shareholders' Equity
Deposits:
  Demand                                                                     $172,540       $198,316      $161,136
  Interest Bearing Transaction                                                 84,259        100,574        76,781
  Savings                                                                     219,608        198,651       185,086
  Time Deposits                                                               303,679        322,170       345,783
-------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                            780,086        819,711       768,786
-------------------------------------------------------------------------------------------------------------------

Fed Funds Purchased/Borrowings                                                 40,983         41,000        41,017
Other Liabilities                                                               8,061          9,436         8,536
-------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                         829,130        870,147       818,339
-------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
  Common Stock                                                                      7              7             7
  Additional Paid In Capital                                                   65,661         61,360        61,762
  Retained Earnings                                                            32,644         36,499        32,900
  Accumulated Other Comprehensive Income                                        2,841          2,870         2,448
-------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                101,153        100,736        97,117
-------------------------------------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                                 $930,283       $970,883      $915,456
===================================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                    Three Months               Six Months
                                                                                 Ended June 30,             Ended June 30,
                                                                              2002          2001         2002          2001
-----------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest & Fees on Loans                                                  $10,226       $11,485      $20,128       $22,743
  Federal Funds Sold                                                            187           500          330         1,102
  Securities:
    Investments Available-for-Sale:
      Taxable                                                                 2,541         3,861        5,573         7,848
      Non-taxable                                                               240           215          477           450
    Investments Held-to-Maturity:
      Taxable                                                                     8            65           18           153
      Non-taxable                                                               352           413          713           833
-----------------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                                  13,554        16,539       27,239        33,129
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest Bearing Transaction                                                   75           166          164           348
  Savings                                                                       528           927        1,140         1,870
  Time Deposits                                                               2,264         4,355        4,897         9,072
   Interest on Borrowed Funds                                                   556           557        1,106         1,110
-----------------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                                  3,423         6,005        7,307        12,400
-----------------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                          10,131        10,534       19,932        20,729
Provision for Loan Losses                                                       300           300          500           600
-----------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                           9,831        10,234       19,432        20,129
-----------------------------------------------------------------------------------------------------------------------------

Non-Interest Income
  Service Charges on Deposit Accounts                                         1,155         1,059        2,244         1,956
  Net Gain (Loss) on Sale of Investment Securities                              232           (22)         276            66
  Other                                                                       1,564           996        2,635         1,784
-----------------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                               2,951         2,033        5,155         3,806
-----------------------------------------------------------------------------------------------------------------------------

Non-Interest Expense
  Salaries & Employee Benefits                                                4,568         4,674        8,748         8,742
  Occupancy                                                                     422           375          835           813
  Equipment                                                                     559           448        1,192           963
  Other Operating                                                             2,010         1,577        3,730         3,276
-----------------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expense                                              7,559         7,074       14,505        13,794
-----------------------------------------------------------------------------------------------------------------------------

Net Income Before Taxes                                                       5,223         5,193       10,082        10,141
Provision for Taxes                                                           1,903         2,032        3,700         3,940
-----------------------------------------------------------------------------------------------------------------------------
    Net Income                                                               $3,320        $3,161       $6,382        $6,201
=============================================================================================================================

Earning Per Share                                                            $ 4.51        $ 4.18        $8.61         $8.21
=============================================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income  (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
(in  thousands)                                                                  Three Months Ended      Six Months Ended
                                                                                 June 30,   June 30,    June 30,   June 30,
                                                                                   2002       2001        2002       2001
---------------------------------------------------------------------------------------------------------------------------
      Net Income                                                                 $ 3,320     $ 3,161    $ 6,382    $ 6,201

      Other Comprehensive Income (Loss) -
          Unrealized holding gains (losses) arising during the period, net of income tax effects of $(269) and $(317) for the quarters ended
         June 30, 2002 and 2001, respectively, and of $(57) and $(1,203)
          for the six months ended June 30, 2002 and 2001, respectively.             371         454        (25)     1,718

          Less: Reclassification adjustment for realized (gains) losses included in net income, net of related income tax effects of $0 and $7 for the quarters ended June 30, 2002 and 2001, respectively, and of
         $(2) and $45 for the six months ended June 30, 2002 and 2001,
         respectively.                                                                (8)        (10)        (4)       (60)

---------------------------------------------------------------------------------------------------------------------------
                Total Other Comprehensive Income                                     363         444        (29)     1,658
---------------------------------------------------------------------------------------------------------------------------

      Comprehensive Income                                                       $ 3,683     $ 3,605    $ 6,353    $ 7,859
===========================================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)

-------------------------------------------------------------------------------------------------------------------
(in thousands except share data)                                                         Accumulated
                                             Common               Additional                Other          Total
                                             Shares      Common    Paid-In   Retained   Comprehensive  Shareholders'
                                           Outstanding    Stock    Capital   Earnings      Income          Equity
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                   687,491       $ 7   $ 53,559  $ 36,527         $   790       $ 90,883
===================================================================================================================
Net Income                                                   -          -     6,201               -          6,201
Cash Dividends Declared on                                                                                       -
   Common Stock                                              -          -    (1,406)              -         (1,406)
5% Stock Dividend                             33,831         -      8,288    (8,288)              -              -
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                          -          -      (134)              -           (134)
Redemption of Stock                             (344)        -        (85)        -               -            (85)
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                             -          -         -           1,658          1,658
-------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                       720,978       $ 7   $ 61,762  $ 32,900        $  2,448       $ 97,117
===================================================================================================================


-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                   719,269       $ 7   $ 61,360  $ 36,499        $  2,870       $100,736
===================================================================================================================
Net Income                                                   -          -     6,382               -          6,382
Cash Dividends Declared on                                                                                       -
   Common Stock                                              -          -    (1,472)              -         (1,472)
5% Stock Dividend                             34,501         -      8,625    (8,625)              -              -
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                          -          -      (140)              -           (140)
Redemption of Stock                          (18,021)        -     (4,324)        -               -         (4,324)
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                             -          -         -             (29)           (29)
-------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                       735,749       $ 7   $ 65,661  $ 32,644        $  2,841       $101,153
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statement of Cash Flows (Unaudited)

(in thousands)                                                                      Six Months Ended
                                                                                  June 30,     June 30,
                                                                                    2002         2001
-------------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                                                        $6,382       $6,201
 Adjustments to Reconcile Net Income to Net
   Cash Provided by (Used in) Operating Activities:
     Provision for Loan Losses                                                        500          600
     Depreciation and Amortization                                                    407          757
     Provision for Deferred Income Taxes                                              (20)        (480)
     Net Accretion of Investment Securities                                           (75)        (229)
     Net (Gain) on Sale of Investment Securities                                     (315)         (88)
 Net Change in Operating Assets & Liabilities:
      (Increase) Decrease in Interest Receivable and Other Assets                  (9,428)       2,129
      Decrease in Interest Payable and Other Liabilities                           (1,375)        (421)
-------------------------------------------------------------------------------------------------------
          Net Cash Provided by (Used in) Operating Activities                      (3,924)       8,469

Investing Activities:
  Securities Available-for-Sale:
    Purchased                                                                     (10,694)     (11,011)
    Sold or Matured                                                                87,808       31,677
  Securities Held-to-Maturity:
    Purchased                                                                        (249)         (60)
    Matured                                                                         3,127        5,534
  Net Loans Originated or Acquired                                                (56,478)     (31,627)
  Principal Collected on Loans Charged Off                                            154          369
  Net Additions to Premises and Equipment                                            (486)        (309)
-------------------------------------------------------------------------------------------------------
          Net Cash Provided by (Used by) Investing Activities                      23,182       (5,427)

Financing Activities:
  Net Decrease in Demand, Interest-Bearing Transaction,
          and Savings Accounts                                                    (21,134)     (17,187)
  Increase (Decrease) in Time Deposits                                            (18,491)      21,295
  Federal Home Loan Bank Borrowings:
          Advances                                                                      -            -
          Paydowns                                                                    (17)         (16)
  Cash Dividends                                                                   (1,612)      (1,540)
  Stock Redemption                                                                 (4,324)         (85)
-------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                               (45,578)       2,467

Increase (Decrease) in Cash and Cash Equivalents                                  (26,320)       5,509

Cash and Cash Equivalents at Beginning of Year                                     63,506       74,290
-------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of June 30, 2002 and June 30, 2001                   $37,186      $79,799
=======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Earnings per Share
The actual number of shares outstanding at June 30, 2002, were 735,749. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Weighted average number of shares for the six months ending June 30, 2002 and 2001 were 741,417 and 755,721, respectively. Earnings per share for the six months ending June 30, 2002 and 2001 were $8.61 and $8.21, respectively. Prior periods per share amounts have been restated for the 5% stock dividend declared during 2002 and 2001.

2.  Basis of Presentation
The accompanying financial statements include the accounts of Farmers & Merchants Bancorp and the Bancorp's wholly owned subsidiary, Farmers & Merchants Bank. Farmers & Merchants Bancorp was organized effective April 30, 1999. The foregoing financial statements are unaudited, however, in the opinion of Management, all adjustments (comprised only of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. Certain reclassifications may have been made in the 2001 financial information to conform to the presentation used in 2002 and all material intercompany transactions have been eliminated in consolidation. The results for the six months ended June 30, 2002, are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The unaudited consolidated financial statements presented herein should be read in conjunction with the Company's consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

3.  Impact of Recently Issued Accounting Standards
In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of Statement No. 143 will have a material impact on the financial condition or operating results of the Company.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. The Company does not anticipate that the adoption of Statement No. 145 will have a material impact on the financial condition or operating results of the Company.

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

Introduction
The following discussion and analysis is intended to provide a better understanding of the Company's performance during the first six months of 2002 and the material changes in financial condition, operating income and expense of the Company and its subsidiary as shown in the accompanying financial statements. This section should be read in conjunction with the Company's consolidated 2001 financial statements and the notes thereto, along with other financial information included in this report.

Overview
For the six months ended June 30, 2002, Farmers & Merchants Bancorp reported net income of $6,382,000, earnings per share of $8.61, return on average assets of 1.37% and return on average shareholders' equity (net of accumulated other comprehensive income) of 13.08%. For the six months ending June 30, 2001, net income totaled $6,201,000, earnings per share was $8.21, return on average assets was 1.39% and the return on average shareholders' equity (net of accumulated other comprehensive income) totaled 13.24%.

The Company's improved earnings performance in 2002 was due to a combination of change in asset mix, improvement in non-interest income due to a securities gain of $200 thousand over prior period, control of non-interest expense and a reduction of the effective tax rate.

The following is a summary of the financial results for the six-month period ending June 30, 2002 compared to June 30, 2001.

o Net income for the period totaled $6.4 million, up 2.9% over one year ago.

o Net interest income decreased 3.8% to $19.9 million from $20.7 million.

o The provision for loan losses totaled $500 thousand for the period compared to $600 thousand one year ago.

o Non-interest income increased 35.4% to $5.2 million, from the $3.8 million reported for 2001.

o Non-interest expense increased 5.2% to $14.5 million, from $13.8 million in 2001.

o Total assets increased 1.6% to $930.3 million.

o Gross loans increased 24.7% to $659.9 million, an increase of $130.6 million.

o Total deposits increased 1.5% to $780.1 million.

o Investment securities totaled $196.0 million from $297.1 million at June 30, 2001.

o Total shareholders' equity increased $4.0 million to $101.2 million.

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

Net interest income declined 3.8% to $19.9 million during the first six months of 2002, compared to $20.7 million at June 30, 2001. On a fully taxable equivalent basis, net interest income decreased 3.9% and totaled $20.6 million at June 30, 2002, compared to $21.4 million for the first six months of 2001. Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the six months ended June 30, 2002, the net interest margin was 4.8% compared to 5.1% for the same period in 2001. The decrease in net interest margin was primarily related to the drop in interest rates since the first six months of 2001 as the Company's assets reprice more quickly than the liabilities.

Loans, the Company's highest earning asset, increased $130.6 million as of June 30, 2002 compared to June 30, 2001. On an average balance basis, loans increased by $103.4 million. Due to the decline in interest rates during 2001, the yield on the loan portfolio decreased 246 basis points to 6.8% for the six months ending June 30, 2002 compared to 9.2% for the six months ending June 30, 2001. This decrease in yield was partially offset by the growth in balances, which minimized the decrease in interest revenue from loans to $2.6 million for the first six months of 2002.

The investment portfolio is the other main component of the Company's earning assets. The Company's investment policy is conservative. The Company primarily invests in mortgage-backed securities, U.S. Treasuries, U.S. Government Agencies, and high-grade municipals. Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is less than that of loans.

Average investment securities decreased $71.9 million compared to the average balance at June 30, 2001. The decrease in the average balance of investment securities was followed with a corresponding decrease in interest income of $2.5 million for the six months ending June 30, 2002. The average yield, on a taxable equivalent basis, in the investment portfolio was 6.4% in 2002 compared to 6.5% in 2001. Net interest income on the Average Balance Sheet is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $26.6 million or 4.2%. As a result of the decline in interest rates, interest expense decreased 41.1%. Overall, the average interest cost on interest bearing liabilities was 2.3% for the period ended June 30, 2002 and 4.0% at June 30, 2001.

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

As of June 30, 2002, the allowance for loan losses was $13.1 million, which represents 2.0% of the total loan balances. For the period ended June 30, 2001, the allowance was $12.6 million and 2.4% of total loans. The table below illustrates the change in the allowance for the first six months of 2002 and 2001.


Allowance for Loan Losses (in thousands)
--------------------------
Balance, December 31, 2001                                   $ 12,709
Provision Charged to Expense                                      500
Recoveries of Loans Previously Charged Off                        154
Loans Charged Off                                               (270)
                                                                    )
======================================================================
Balance, June 30, 2002                                       $ 13,093
======================================================================

Balance, December 31, 2000                                   $ 11,876
Provision Charged to Expense                                      600
Recoveries of Loans Previously Charged Off                        369
Loans Charged Off                                               (190)
                                                                    )
======================================================================
Balance, June 30, 2001                                       $ 12,655
======================================================================

Non-Interest Income
Overall, non-interest income increased $1.3 million for the six months ending June 30, 2002 compared to the same period of 2001. Service charges on deposits increased $288 thousand due to additional services offered and pricing considerations. $16.7 million in investment securities, which were close to their maturity date, were sold to aid in funding loan growth. This sale resulted in a gain of $263 thousand. Other non-interest income grew $851 thousand. The increase was the result of the increase in the cash surrender value of life insurance contracts, which is recognized as other non-interest income.

Non-Interest Expense
Salaries and Employee Benefits remained unchanged from the prior year due to efficiencies achieved through cost containment. Occupancy expense increased $22 thousand or 2.7%. Equipment expense increased $229 thousand or 23.8%. This increase was due to the purchase and installation of a new voice and data system during first quarter of 2002. Also, software and hardware maintenance increased in 2002 compared to 2001 due to the conversion to a new core operating system during second quarter of 2001. Other operating expense increased $454 thousand or 13.9% due to an increase in outside professional fees and an increase in marketing expenditures promoting various loan products.

Overall, non-interest expense increased $711 thousand or 5.2% over the second quarter of 2001. It is anticipated that the future growth rate in other operating expense will remain modest and comparable to the growth in assets.

Income Taxes
The provision for income taxes decreased 6.1% to $3.7 million for the first six months of 2002. This was due to the purchase of insurance contracts in which the increase in the cash surrender value, which is recorded in non-interest income, is exempt from federal and state income taxes. For the six months ended June 30, 2001, the provision totaled $3.9 million. Additionally, the Company's effective tax rate decreased for the first six months of 2002 and was 36.7% compared to 38.8% for the same period in 2001.

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

The investment portfolio provides the Company with an income alternative to loans. As of June 30, 2002 the investment portfolio represented 21.1% of the Company's total assets. Total investment securities decreased $101.2 million from a year ago and now total $195.9 million. Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the six months ended June 30, 2002, average Federal Funds Sold was $32.9 million compared to $43.3 in 2001.

Loans
The Company's loan portfolio at June 30, 2002 increased $130.6 million from June 30, 2001. The increase is the result of an aggressive calling program on high quality prospects and a favorable economic climate in the Company's market area. Additionally, on an average balance basis loans have increased $103.4 million or 20.8%. Management believes that the growth rate in loans will continue at a modest rate through third quarter, 2002. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:
(in thousands)                         June 30, 2002           Dec. 31, 2001            June 30, 2001
----------------------------------------------------- ----------------------- ------------------------
Real Estate Construction                    $ 51,963                $ 49,692                 $ 36,850
Real Estate - Other                          341,440                 304,451                  269,709
Commercial                                   246,385                 227,909                  199,484
Consumer                                      20,135                  21,133                   23,291
----------------------------------------------------- ----------------------- ------------------------
  Gross Loans                                659,923                 603,185                  529,334
Less:


  Unearned Income                              1,546                   1,016                      500
  Allowance for Loan Losses                   13,093                  12,709                   12,655
----------------------------------------------------- ----------------------- ------------------------
  Net Loans                                $ 645,284               $ 589,460                $ 516,179
===================================================== ======================= ========================


Non-Performing Assets
The Company's policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless it is both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Thereafter, interest is recognized as income only as it is collected in cash.

As a result of events beyond the Company's control, problem loans can and do occur. As of June 30, 2002, non-performing loans were $10.3 million compared to $903 thousand at June 30, 2001. The increase in non-performing loans is primarily made up of loans to one borrower. These loans are adequately collateralized with real estate, accounts receivable and inventory and have been accounted for in our allowance for loan losses. These loans are not considered to be impaired because of their collateral position. The Company reported no other real estate owned for both June 30, 2002 and June 30, 2001. Accrued interest reversed from income on loans placed on a non-accrual status totaled $264 thousand at June 30, 2002 compared to $77 thousand at June 30, 2001.


Non-Performing Assets
(dollar amounts in thousands)             June 30, 2002            Dec. 31, 2001           June 30, 2001
-------------------------------------------------------------------------------- -----------------------
Nonperforming Loans                             $10,330                   $2,409                    $903
Other Real Estate Owned                               0                        0                       0
================================================================================ =======================
Total                                           $10,330                   $2,409                    $903
================================================================================ =======================

Non-Performing Assets
as a % of Total Loans                             1.57%                     0.4%                    0.2%

Allowance for Loan Losses as a % of
Non-Performing Loans                             126.7%                   527.6%                 1401.4%


Deposits
At June 30, 2002, deposits totaled $780.1 million. This represents an increase of 1.5% or $11.3 million from June 30, 2001. The increase was focused in demand, interest bearing transaction (IBT) and savings accounts, which increased $11.4 million, $7.5 million and $34.5 million, respectively. When acquiring loan customers, the Bank is focusing on developing a full relationship which means bringing in demand, IBT and savings accounts, also. While demand, IBT and savings accounts have increased; time deposit balances have decreased $42.1 million or 12.2%. Rates are low and as existing customers' CD's mature those customers are opting to instead invest in short-term deposits. It is expected that this trend will continue through third quarter of 2002.

Capital
Much attention has been directed at the capital adequacy of the financial institution industry. The Company relies on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $101.2 million at June 30, 2002 and $97.1 million at June 30, 2001, which represents an increase of $4.0 million or 4.2%.

The Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation have adopted risk-based capital guidelines. The guidelines are designed to make capital requirements more sensitive to differences in risk related assets among Banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of Bank capital uniform. Company assets and off-balance sheet items are categorized by risk. The results of these regulations are that assets with a higher degree of risk require a larger amount of capital; assets, such as cash, with a low degree of risk have little or no capital requirements. Under the guidelines the Company is currently required to maintain regulatory risk based capital equal to at least 8.0%. As of June 30, 2002 the Company meets all capital adequacy requirements to which it is subject. The following table illustrates the relationship between regulatory capital requirements and the Company and Bank's capital position.


                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                         Regulatory Capital    Prompt Corrective
(in thousands)                                        Actual                Requirements       Action Provisions
------------------------------------------------------------------------------------------------------------------
The Company:                                    Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of June 30, 2002
Total Capital to Risk Weighted Assets         $109,013       12.8%      $68,292       8.0%     N/A        N/A
Tier I Capital to Risk Weighted Assets         $98,312       11.5%      $34,146       4.0%     N/A        N/A
Tier I Capital to Average Assets               $98,312       10.6%      $37,228       4.0%     N/A        N/A

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                         Regulatory Capital    Prompt Corrective
(in thousands)                                        Actual                Requirements       Action Provisions
------------------------------------------------------------------------------------------------------------------
The Bank:                                       Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of June 30, 2002
Total Capital to Risk Weighted Assets         $104,400       12.3%      $68,100       8.0%     $85,125      10.0%
Tier I Capital to Risk Weighted Assets         $93,730       11.0%      $34,050       4.0%     $51,075       6.0%
Tier I Capital to Average Assets               $93,730       10.1%      $37,056       4.0%     $46,321       5.0%

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

The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances for identified problem loans and portfolio segments. Specific allowances are established in cases where management has identified conditions or circumstances related to credit that management believes indicate the possibility that a loss may be incurred in excess of the amount determined by the application of the formula reserve. Management performs a detailed analysis of these loans, including, but not limited to appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. Management then determines the loss potential and allocates a portion of the allowance for losses for each of these credits.

Management believes that the allowance for loan losses at June 30, 2002 was adequate to provide for recognized, unidentified and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan chargeoffs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The Company also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company's net interest income is measured over a rolling one-year horizon. The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. The results for June 30, 2002 were not available but management does not believe that the results for June 30th would be materially different from those calculated at March 31, 2002, which follow. At March 31, 2002, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 15.32% if rates increase by 200 basis points and a decrease in net interest income of 15.89% if rates decline by 200 basis points.

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

In general, liquidity risk is managed daily by controlling the level of Fed Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Fed Funds as a reserve for temporary liquidity needs. During the first half of 2002, Federal Funds averaged $32.9 million. In addition, the Company maintains Federal Fund credit lines of $136 million with major correspondent banks subject to the customary terms and conditions for such arrangements.

At June 30, 2002, the Company had available liquid assets, which included cash and unpledged investment securities of approximately $88.8 million, which represents 9.5% of total assets.


Average Balance Sheets

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three-month and six-month periods ending June 30, 2002 and 2001.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                             Three Months Ended June 30,          Three Months Ended June 30,
                                                                       2002                                    2001
Assets                                                     Balance     Interest      Rate      Balance      Interest      Rate
--------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                        $ 27,586      $ 187        2.72%     $ 36,400      $ 500        5.51%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                0          0        0.00%            0          0        0.00%
  U.S. Agencies                                              4,314         56        5.26%        5,087         73        5.82%
  Municipals - Taxable                                       1,597         23        5.84%        1,986         29        5.92%
  Municipals - Non-Taxable                                  21,908        367        6.79%       21,902        358        6.63%
  Mortgage Backed Securities                               155,312      2,311        6.03%      224,459      3,621        6.54%
  Other                                                      9,462        152        6.51%        5,442        133        9.91%
--------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale         192,593      2,909        6.13%      258,876      4,214        6.60%
--------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                0          0        0.00%            0          0        0.00%
  U.S. Agencies                                                  0          0        0.00%            0          0        0.00%
  Municipals - Taxable                                           0          0        0.00%        2,938         48        6.63%
  Municipals - Non-Taxable                                  29,436        537        7.40%       33,149        635        7.77%
  Mortgage Backed Securities                                     0          0        0.00%            0          0        0.00%
  Other                                                        540          7        5.26%          646         16       10.04%
--------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity            29,976        544        7.36%       36,733        699        7.72%
--------------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                              371,241      6,654        7.19%      299,323      7,045        9.44%
  Commercial                                               223,362      3,116        5.60%      193,226      3,818        7.93%
  Installment                                               15,862        361        9.13%       19,660        500       10.20%
  Credit Card                                                3,268         74        9.08%        3,322         82        9.90%
  Municipal                                                    968         21        8.70%          617         18       11.70%
--------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                            614,701     10,226        6.67%      516,148     11,463        8.91%
--------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                   864,856    $13,866        6.43%      848,157    $16,876        7.98%
                                                                   ========================             ========================

Unrealized Gain/(Loss) on Securities Available-for-Sale      4,898                                2,982
Allowance for Loan Losses                                  (13,106)                             (12,526)
Cash and Due From Banks                                     28,656                               33,860
All Other Assets                                            49,136                               24,306
-------------------------------------------------------------------                        -------------
    Total Assets                                          $934,440                             $896,779
===================================================================                        =============

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                     $87,554       $ 75        0.34%      $70,518      $ 166        0.94%
  Savings                                                  214,843        527        0.98%      179,961        927        2.07%
  Time Deposits                                            308,999      2,266        2.94%      339,410      4,356        5.15%
--------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                        611,396      2,868        1.88%      589,889      5,449        3.71%
Other Borrowed Funds                                        40,990        556        5.44%       41,020        557        5.45%
--------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                     652,386     $3,424        2.11%      630,909     $6,006        3.82%
                                                                   ========================             ========================

Demand Deposits                                            173,225                              161,692
All Other Liabilities                                        8,499                                9,302
-------------------------------------------------------------------                        -------------
    Total Liabilities                                      834,110                              801,903

Shareholders' Equity                                       100,330                               94,876
-------------------------------------------------------------------                        -------------
    Total Liabilities & Shareholders' Equity              $934,440                             $896,779
===================================================================                        =============

Net Interest Margin                                                                  4.79%                                5.08%
================================================================================================================================

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                               Six Months Ended June 30,         Six Months Ended June 30,
                                                                         2002                             2001
Assets                                                     Balance     Interest    Rate       Balance   Interest      Rate
----------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                        $ 32,948      $ 330      2.02%     $ 43,355    $ 1,102      5.13%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                0          0      0.00%        2,059         55      5.39%
  U.S. Agencies                                              5,072        133      5.32%        5,948        172      5.83%
  Municipals - Taxable                                       1,618         51      6.39%        1,990         62      6.28%
  Municipals - Non-Taxable                                  21,853        729      6.76%       21,771        709      6.57%
  Mortgage Backed Securities                               165,141      5,080      6.24%      230,128      7,368      6.46%
  Other                                                      9,404        310      6.68%        5,111        186      7.34%
----------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale         203,088      6,303      6.29%      267,007      8,552      6.46%
----------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                0          0      0.00%            0          0      0.00%
  U.S. Agencies                                                  0          0      0.00%          740         22      6.00%
  Municipals - Taxable                                           0          0      0.00%        2,936         98      6.73%
  Municipals - Non-Taxable                                  29,632      1,089      7.45%       33,822      1,264      7.54%
  Mortgage Backed Securities                                     0          0      0.00%            0          0      0.00%
  Other                                                        542         17      6.36%          659         34     10.40%
----------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity            30,174      1,106      7.43%       38,157      1,418      7.50%
----------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                              364,553     12,974      7.18%      294,322     13,730      9.41%
  Commercial                                               216,759      6,249      5.81%      178,941      7,753      8.74%
  Consumer                                                  15,923        714      9.04%       20,383      1,026     10.15%
  Credit Card                                                3,303        158      9.65%        3,463        185     10.77%
  Municipal                                                    876         33      7.60%          898         27      6.06%
----------------------------------------------------------------------------------------------------------------------------
    Total Loans                                            601,414     20,128      6.75%      498,007     22,721      9.20%
----------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                   867,624    $27,867      6.48%      846,526    $33,794      8.05%
                                                                   ======================             ======================

Unrealized Gain/(Loss) on Securities Available-for-Sale      5,002                              2,296
Allowance for Loan Losses                                  (13,041)                           (12,207)
Cash and Due From Banks                                     28,471                             27,216
All Other Assets                                            46,718                             26,284
-------------------------------------------------------------------                      -------------
    Total Assets                                          $934,774                           $890,115
===================================================================                      =============

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                     $88,359      $ 164      0.37%      $74,242      $ 348      0.95%
  Savings                                                  212,769      1,140      1.08%      178,681      1,870      2.11%
  Time Deposits                                            312,026      4,897      3.16%      333,646      9,072      5.48%
----------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                        613,154      6,201      2.04%      586,569     11,290      3.88%
Other Borrowed Funds                                        40,993      1,106      5.44%       41,026      1,110      5.46%
----------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                     654,147     $7,307      2.25%      627,595    $12,400      3.98%
                                                                   ======================             ======================

Non Interest Bearing DDA                                   171,769                            159,701
All Other Liabilities                                        8,360                              9,134
-------------------------------------------------------------------                      -------------
    Total Liabilities                                      834,276                            796,430

Shareholders' Equity                                       100,498                             93,685
-------------------------------------------------------------------                      -------------
    Total Liabilities & Shareholders' Equity              $934,774                           $890,115
===================================================================                      =============

Net Interest Margin                                                                4.78%                              5.10%
============================================================================================================================

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)

(in thousands)                                                 Three Months Ended                         Six Months Ended
                                                        Jun. 30, 2002 vs. Jun. 30, 2001            Jun. 30, 2002 vs. Jun. 30, 2001
Interest Earning Assets                                 Volume        Rate      Net Chg.          Volume         Rate      Net Chg.
----------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                     $ (378)       $ 64       $ (314)           $ (257)      $ (515)     $ (772)
Investment Securities Available for Sale
  U.S. Treasuries                                           0           0            0               (28)         (28)        (56)
  U.S. Agencies                                           (10)         (7)         (17)              (24)         (15)        (39)
  Municipals - Taxable                                     (5)         (1)          (6)              (14)           3         (11)
  Municipals - Non-Taxable                                  0           9            9                 1           18          19
  Mortgage Backed Securities                           (1,046)       (264)      (1,310)           (2,043)        (244)     (2,287)
  Other                                                   235        (216)          19               173          (48)        125
----------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale       (826)       (479)      (1,305)           (1,935)        (314)     (2,249)
----------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Treasuries                                           0           0            0                 0            0           0
  U.S. Agencies                                             0           0            0               (11)         (11)        (22)
  Municipals - Taxable                                    (25)        (23)         (48)              (49)         (49)        (98)
  Municipals - Non-Taxable                                (68)        (30)         (98)             (161)         (14)       (175)
  Mortgage Backed Securities                                0           0            0                 0            0           0
  Other                                                    (2)         (7)          (9)               (5)         (12)        (17)
----------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity          (95)        (60)        (155)             (226)         (86)       (312)
----------------------------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                           6,567      (6,958)        (391)            6,207       (6,963)       (756)
  Commercial                                            2,877      (3,579)        (702)            3,468       (4,973)     (1,505)
  Installment                                             (90)        (49)        (139)             (208)        (104)       (312)
  Credit Card                                               0          (7)          (7)               (8)         (19)        (27)
  Other                                                    28         (25)           3                 0            6           6
----------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                         9,382     (10,618)      (1,236)            9,459      (12,053)     (2,594)
----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                8,083     (11,093)      (3,010)            7,041      (12,968)     (5,927)
----------------------------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                             208        (299)         (91)              158         (343)       (185)
  Savings                                                 944      (1,344)        (400)              829       (1,559)       (730)
  Time Deposits                                          (362)     (1,728)      (2,090)             (554)      (3,620)     (4,174)
----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                       790      (3,371)      (2,581)              433       (5,522)     (5,089)
Other Borrowed Funds                                       (1)          0           (1)               (1)          (3)         (4)
----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                    789      (3,371)      (2,582)              432       (5,525)     (5,093)
----------------------------------------------------------------------------------------------------------------------------------
Total Change                                          $ 7,294    $ (7,722)      $ (428)          $ 6,609     $ (7,443)     $ (834)
==================================================================================================================================

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

         None

ITEM 3. Defaults Upon Senior Securities

         Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders of Farmers & Merchants Bancorp held on April 15, 2002. The business conducted at the meeting included election of directors and ratification of PricewaterhouseCoopers LLP as the Company's independent auditors. Following is the voting results from the 2002 annual meeting of shareholders. As of April 15, 2002, 488,224 shares represented in person and by proxy participated in this election and shares were voted on the two measures before the shareholders as follows:

1.  ELECTION OF DIRECTORS

            Directors                   %                  For                   %                Withheld
            ---------                   -                  ---                   -                --------

  Stewart C. Adams, Jr.               98.14              479,140               1.43                 6,967
                                  --------------     -----------------     --------------      ----------------

  Ralph Burlington                    98.78              482,263               1.32                 6,431
                                  --------------     -----------------     --------------      ----------------

  Robert F. Hunnell                   98.25              479,676               1.32                 6,431
                                  --------------     -----------------     --------------      ----------------

  Ole R. Mettler                      98.77              482,235               1.32                 6,459
                                  --------------     -----------------     --------------      ----------------

  James E. Podesta                    98.78              482,263               1.32                 6,431
                                  --------------     -----------------     --------------      ----------------

  Kevin Sanguinetti                   98.78              482,263               1.32                 6,431
                                  --------------     -----------------     --------------      ----------------

  George Scheideman                   98.75              482,128               1.34                 6,566
                                  --------------     -----------------     --------------      ----------------

  H.C. Schumacher                     98.77              482,213               1.33                 6,481
                                  --------------     -----------------     --------------      ----------------

  Kent A. Steinwert                   98.64              481,576               1.46                 7,118
                                  --------------     -----------------     --------------      ----------------

  Calvin (Kelly) Suess                98.78              482,263               1.32                 6,431
                                  --------------     -----------------     --------------      ----------------

  Carl A. Wishek, Jr.                 98.51              480,972               1.58                 7,722
                                  --------------     -----------------     --------------      ----------------

2.  PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS, LLP


                               No. of Shares                      %

         For:                    466,253                         66.49
                          ----------------------         ----------------------

         Against:                   0                            0.00
                          ----------------------         ----------------------

         Abstain                 21,971                          3.13
                          ----------------------         ----------------------



ITEM 5. Other Information

         None

ITEM 6(a). Exhibits

         See Exhibit Index on Page 25


ITEM 6(b). Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FARMERS & MERCHANTS BANCORP


Date:  August 8, 2002                       /s/Kent A. Steinwert
                                            -----------------------------
                                            Kent A. Steinwert
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date: August 8, 2002                        /s/John R. Olson
                                            -----------------------------
                                            John R. Olson
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

     Index to Exhibits

     Exhibit No.                            Description

2 Plan of Reorganization as filed on Form 8-K dated April 30, 1999, are incorporated herein by reference.

3(i) Amended and Restated Certificate of Incorporation of Farmers & Merchants
     Bancorp, filed as Exhibit 3(i) to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.

3(ii)By-Laws of Farmers & Merchants Bancorp, filed as Exhibit 3(i) to
     Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.

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

99.1 Statement of Chief Executive Officer under 18 U.S.C. Section 1350

99.2 Statement of Chief Financial Officer under 18 U.S.C. Section 1350