Form 10-Q
period 2002-09-30
FARMERS & MERCHANTS BANCORP
filed 2002-11-14
CIK 1085913

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002


    For Quarter Ended September 30, 2002 Commission File Number: 1.000-26099


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

                                          Yes   [ X ]       No   [   ]

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 734,942 as of November 6, 2002.

                           FARMERS & MERCHANTS BANCORP


                                    FORM 10-Q
                                TABLE OF CONTENTS





PART I. - FINANCIAL INFORMATION                                            Page

Item 1 - Financial Statements

         Consolidated Balance Sheets as of September 30, 2002,
         December 31, 2001 and September 30, 2001.                           3

         Consolidated Statements of Income for the Three Months
         and Nine Months Ended September 30, 2002 and 2001.                  4

         Consolidated Statements of Comprehensive Income for the Three
         Months and Nine Months Ended September 30, 2002 and 2001.           5

         Statement of Changes in Shareholders' Equity for the Nine
         Months Ended September 30, 2002 and 2001.                           6

         Consolidated Statement of Cash Flows for the Nine
         Months Ended September 30, 2002 and 2001.                           7

         Notes to Consolidated Financial Statements                          8

Item 2 - Management's Discussion and Analysis                               13


PART II. - OTHER INFORMATION                                                26
           -----------------

SIGNATURES                                                                  27
----------


Index to Exhibits                                                           28

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP

Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------------
(in thousands)                                                     September 30,  December 31, September 30,
                                                                        2002          2001         2001
Assets                                                              (Unaudited)                 (Unaudited)
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due From                                                    $34,875      $32,406       $33,391
  Federal Funds Sold                                                    20,985       31,100        46,600
----------------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                                     55,860       63,506        79,991

Investment Securities:
  Available-for-Sale                                                   147,092      242,852       251,117
  Held-to-Maturity                                                      28,261       32,698        32,113
----------------------------------------------------------------------------------------------------------
    Total Investment Securities                                        175,353      275,550       283,230
----------------------------------------------------------------------------------------------------------

Loans                                                                  685,941      603,185       558,584
  Less: Unearned Income                                                 (1,554)      (1,016)         (586)
  Less: Allowance for Loan Losses                                      (13,118)     (12,709)      (13,029)
----------------------------------------------------------------------------------------------------------
    Loans, Net                                                         671,269      589,460       544,969
----------------------------------------------------------------------------------------------------------
Land, Buildings & Equipment                                             11,307       11,432        11,643
Interest Receivable and Other Assets                                    41,436       30,935        12,755
----------------------------------------------------------------------------------------------------------
    Total Assets                                                      $955,225     $970,883      $932,588
==========================================================================================================

Liabilities & Shareholders' Equity
Deposits:
  Demand                                                              $184,982     $198,316      $166,128
  Interest Bearing Transaction                                          82,707      100,574        80,058
  Savings                                                              226,567      198,651       189,847
  Time Deposits                                                        306,963      322,170       344,504
----------------------------------------------------------------------------------------------------------
    Total Deposits                                                     801,219      819,711       780,537
----------------------------------------------------------------------------------------------------------

Fed Funds Purchased/Borrowings                                          40,974       41,000        41,009
Other Liabilities                                                        9,110        9,436         9,755
----------------------------------------------------------------------------------------------------------
    Total Liabilities                                                  851,303      870,147       831,301
----------------------------------------------------------------------------------------------------------

Shareholders' Equity
  Common Stock                                                               7            7             7
  Additional Paid In Capital                                            65,464       61,360        61,392
  Retained Earnings                                                     36,089       36,499        36,063
  Accumulated Other Comprehensive Income                                 2,362        2,870         3,825
----------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                         103,922      100,736       101,287
----------------------------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                          $955,225     $970,883      $932,588
==========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Income  (Unaudited)
-------------------------------------------------------------------------------------------------------------------
(in thousands)                                                            Three Months            Nine Months
                                                                      Ended September 30,      Ended September 30,
                                                                       2002         2001        2002         2001
-------------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest & Fees on Loans                                           $10,954      $11,065     $31,082      $33,808
  Federal Funds Sold                                                      55          458         385        1,560
  Securities:
    Investments Available-for-Sale:
      Taxable                                                          1,966        3,605       7,539       11,453
      Non-taxable                                                        241          242         718          692
    Investments Held-to-Maturity:
      Taxable                                                              7           37          25          190
      Non-taxable                                                        341          381       1,054        1,214
-------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                           13,564       15,788      40,803       48,917
-------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest Bearing Transaction                                            61          159         225          507
  Savings                                                                422          957       1,562        2,827
  Time Deposits                                                        2,173        4,165       7,070       13,237
   Interest on Borrowed Funds                                            562          570       1,668        1,680
-------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                           3,218        5,851      10,525       18,251
-------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                   10,346        9,937      30,278       30,666
Provision for Loan Losses                                                500          150       1,000          750
-------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                    9,846        9,787      29,278       29,916
-------------------------------------------------------------------------------------------------------------------

Non-Interest Income
  Service Charges on Deposit Accounts                                  1,267        1,102       3,511        3,058
  Net Gain (Loss) on Sale of Investment Securities                         -           39         276          105
  Other                                                                1,464        1,194       4,099        2,978
-------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                        2,731        2,335       7,886        6,141
-------------------------------------------------------------------------------------------------------------------

Non-Interest Expense
  Salaries & Employee Benefits                                         4,425        4,265      13,173       13,007
  Occupancy                                                              429          445       1,264        1,258
  Equipment                                                              502          496       1,694        1,459
  Other Operating                                                      1,796        1,745       5,526        5,021
-------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expense                                       7,152        6,951      21,657       20,745
-------------------------------------------------------------------------------------------------------------------

Net Income Before Taxes                                                5,425        5,171      15,507       15,312
Provision for Taxes                                                    1,980        2,009       5,680        5,949
-------------------------------------------------------------------------------------------------------------------
    Net Income                                                        $3,445       $3,162      $9,827       $9,363
===================================================================================================================

Earning Per Share                                                     $ 4.68       $ 4.19     $ 13.29      $ 12.39
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Comprehensive Income  (Unaudited)
-------------------------------------------------------------------------------------------------------------------
(in thousands)                                                             Three Months Ended   Nine Months Ended
                                                                           Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                                                             2002      2001      2002      2001
-------------------------------------------------------------------------------------------------------------------
 Net Income                                                                  $ 3,445   $ 3,162   $ 9,827   $ 9,363

 Other Comprehensive Income (Loss) -

     Unrealized  holding gains (losses)  arising during the period,  net of income tax effects of ($234) and $980 for the quarters  ended  September
     30, 2002 and 2001,  respectively,  and of ($177) and $2,167 for the nine
     months ended  September 30, 2002 and 2001,  respectively.                 (479)    1,400      (348)     3,096

     Less: Reclassification adjustment for realized (gains) losses included in net  income,  net of related  income tax effects of $0 and ($16)
     for the quarters ended September 30, 2002 and 2001, respectively,  and of ($115) and ($44) for the nine  months  ended  September  30, 2002 and
     2001, respectively.                                                         -        (23)     (160)      (61)

-------------------------------------------------------------------------------------------------------------------
                Total Other Comprehensive Income                               (479)    1,377      (508)    3,035
-------------------------------------------------------------------------------------------------------------------

      Comprehensive Income                                                  $ 2,966   $ 4,539   $ 9,319  $ 12,398
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
-------------------------------------------------------------------------------------------------------------------
(in thousands except share data)                                                         Accumulated
                                             Common               Additional                Other          Total
                                             Shares      Common    Paid-In   Retained   Comprehensive  Shareholders'
                                           Outstanding    Stock    Capital   Earnings      Income          Equity
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                   687,491       $ 7   $ 53,559  $ 36,527           $ 790        $90,883
===================================================================================================================
Net Income                                                   -          -     9,363               -          9,363
Cash Dividends Declared on                                                                                       -
   Common Stock                                              -          -    (1,406)              -         (1,406)
5% Stock Dividend                             33,831         -      8,288    (8,288)              -              -
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                          -          -      (133)              -           (133)
Redemption of Stock                           (1,924)        -       (455)        -               -           (455)
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                             -          -         -           3,035          3,035
-------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                  719,398       $ 7   $ 61,392  $ 36,063         $ 3,825       $101,287
===================================================================================================================


-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                   719,269       $ 7   $ 61,360  $ 36,499         $ 2,870       $100,736
===================================================================================================================
Net Income                                                   -          -     9,827               -          9,827
Cash Dividends Declared on                                                                                       -
   Common Stock                                              -          -    (1,472)              -         (1,472)
5% Stock Dividend                             34,501         -      8,625    (8,625)              -              -
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                          -          -      (140)              -           (140)
Redemption of Stock                          (18,807)        -     (4,521)        -               -         (4,521)
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                             -          -         -            (508)          (508)
-------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                  734,963       $ 7   $ 65,464  $ 36,089         $ 2,362       $103,922
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statement of Cash Flows (Unaudited)                                 Nine Months Ended
-------------------------------------------------------------------------------------------------------
(in thousands)                                                                   Sept. 30,    Sept. 30,
                                                                                    2002         2001
-------------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                                                        $9,827       $9,363
 Adjustments to Reconcile Net Income to Net
   Cash Provided by (Used in) Operating Activities:
     Provision for Loan Losses                                                      1,000          750
     Depreciation and Amortization                                                  1,210        1,172
     Provision for Deferred Income Taxes                                              (30)        (720)
     Net Accretion of Investment Securities                                           (94)        (307)
     Net (Gain) on Sale of Investment Securities                                     (378)         (90)
 Net Change in Operating Assets & Liabilities:
        Increase in Interest Receivable and Other Assets                             (152)        (112)
      (Increase) Decrease in Interest Payable and Other Liabilities                  (326)         798
-------------------------------------------------------------------------------------------------------
          Net Cash Provided by (Used in) Operating Activities                      11,057       10,854

Investing Activities:
  Securities Available-for-Sale:
    Purchased                                                                     (20,113)     (14,985)
    Sold or Matured                                                               115,505       48,105
  Securities Held-to-Maturity:
    Purchased                                                                        (297)        (629)
    Matured                                                                         4,773        9,972
  Purchase of Life Insurance Contracts                                            (10,080)           -
  Net Loans Originated or Acquired                                                (83,245)     (60,855)
  Principal Collected on Loans Charged Off                                            490          657
  Net Additions to Premises and Equipment                                          (1,085)      (1,259)
-------------------------------------------------------------------------------------------------------
          Net Cash Provided by (Used by) Investing Activities                       5,948      (18,994)

Financing Activities:
  Net Decrease in Demand, Interest-Bearing Transaction,
          and Savings Accounts                                                     (3,285)      (4,157)
  Increase (Decrease) in Time Deposits                                            (15,207)      20,016
  Federal Home Loan Bank Borrowings:
          Advances                                                                      -            -
          Paydowns                                                                    (26)         (24)
  Cash Dividends                                                                   (1,612)      (1,539)
  Stock Redemption                                                                 (4,521)        (455)
-------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                               (24,651)      13,841

Increase (Decrease) in Cash and Cash Equivalents                                   (7,646)       5,701

Cash and Cash Equivalents at Beginning of Year                                     63,506       74,290
-------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of Sept. 30, 2002 and Sept. 30, 2001                 $55,860      $79,991
=======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                           FARMERS & MERCHANTS BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
              For the nine months ended September 30, 2002 and 2001

1. Significant Accounting Policies
Farmers & Merchants Bancorp (the Company) was organized April 30, 1999. Its primary operations are related to traditional banking activities through its subsidiary Farmers & Merchants Bank of Central California (the Bank). The consolidated financial statements of the Company and its subsidiary, the Bank, are prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect reported amounts as of the date of the balance sheet and revenues and expenses for the period. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiary, the Bank, along with the Bank's wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. The investment in the Bank is carried at the Company's equity in the underlying net assets. Significant intercompany transactions have been eliminated in consolidation. Farmers & Merchants Investment Corporation has been dormant since 1991. Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank.

Certain amounts in the prior years' financial statements have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported income.

Nature of Operations
The Company's primary operations are related to traditional banking activities, including the acceptance of deposits and the lending of money through the operations of the Bank. The Company services the northern Central Valley of California with 18 banking offices. The area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock and Hilmar. Through its network of banking offices, the Company emphasizes personalized service along with a full range of banking services to businesses and individuals located in the service areas of its offices.

Cash and Cash Equivalents
For purposes of the Consolidated Statement of Cash Flows, the Company has defined cash and cash equivalents as those amounts included in the balance sheet captions Cash and Due From Banks and Federal Funds Sold and Securities Purchased Under Agreements to Resell. Generally, these transactions are for one-day periods. For these instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities
Investment securities are classified at the time of purchase as held-to-maturity if it is management's intent and the Bank has the ability to hold the securities until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount using a methodology which approximates a level yield of interest over the estimated remaining period until maturity. Losses, reflecting a decline in value judged by the Bank to be other than temporary, are recognized in the period in which they become known.

Securities are classified as available-for-sale if it is management's intent, at the time of purchase, to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders' equity, net of related income taxes. Fair values are based on quoted market prices or broker/dealer price quotations on a specific identification basis. Gains or losses on the sale of these securities are computed using the specific identification method. Unrealized losses on these securities, reflecting a decline in value judged by the Company to be other than temporary, are recognized in the period in which they become known.

Trading securities, if any, are acquired for short-term appreciation and are recorded in a trading portfolio and are carried at fair value, with unrealized gains and losses recorded in non-interest income.

Loans
Loans are reported at the principal amount outstanding net of unearned discounts and deferred loan fees. Interest income on loans is accrued daily on the outstanding balances using the simple interest method. Loan origination fees are deferred and recognized over the contractual life of the loan as an adjustment to the yield. Loans are placed on a non-accrual status when the collection of principal or interest is in doubt or when they become past due for 90 days or more unless they are both well-secured and in the process of collection. For this purpose a loan is considered well-secured if it is collateralized by property having a net realizable value in excess of the amount of the loan or is guaranteed by a financially capable party. When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and charged against current income, thereafter, interest income is recognized only as it is collected in cash. Loans placed on a non-accrual status are returned to accrual status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the recorded amount of the loan in the Consolidated Balance Sheets is based on the present value of expected future cash flows discounted at the loan's effective interest rate or on the observable or estimated market price of the loan or the fair value of the collateral if the loan is collateral dependent. Impaired loans are placed on a non-accrual status with income reported accordingly. Cash payments are first applied as a reduction of the principal balance until collection of the remaining principal and interest can be reasonably assured.

Allowance for Loan Losses
As a financial institution which assumes lending and credit risks as a principal element in its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the allowance for loan losses is maintained at a level considered adequate by management to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management reviews the credit quality of the loan portfolio on a quarterly basis and considers problem loans, delinquencies, internal credit reviews, current economic conditions, loan loss experience and other factors in determining the adequacy of the allowance balance. The Company's methodology for assessing the adequacy of the allowance consists of several key elements, which include the formula allowance, specific allowances and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. The Company derives the loss factors for loans from a loss migration model and the historical average net charge-offs during a business cycle.

Specific allowances are established in cases where management has identified conditions or circumstances related to a credit that management believes indicates the probability a loss has been incurred in excess of the amount determined by the application of the formula allowance.

The unallocated allowance is composed of attribution factors, which are based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentration, seasoning of the loan portfolio, specific industry conditions, recent loss experience, duration of the current business cycle, bank regulatory examination results and findings of the Company's internal credit examiners.

The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans, which are discussed more fully in Note 4 of the 2001 Annual Report.

While the Company utilizes a systematic methodology in determining its allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. The estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. Management has allocated specific reserves to various loan categories. Nevertheless, the allowance is general in nature and is available for the loan portfolio as a whole.

Premises and Equipment
Premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Estimated useful lives of buildings range from 30 to 40 years, and for furniture and equipment from 3 to 8 years. Leasehold improvements are amortized over the lesser of the terms of the respective leases, or their useful lives, which are generally 5 to 10 years. Remodeling and capital improvements are capitalized while maintenance and repairs are charged directly to occupancy expense.

Other Real Estate
Other real estate owned, which is included in other assets, is comprised of properties acquired through foreclosures in satisfaction of indebtedness. These properties are carried at the lower of the recorded loan balance or their estimated fair value, net of selling costs, based on current appraisals. Initial losses on properties acquired through full or partial satisfaction of debt are treated as credit losses and charged to the Allowance for Loan Losses at the time of acquisition. Subsequent declines in value from the recorded amounts, routine holding costs, and gains or losses upon disposition, if any, are included in non-interest income or expense as incurred.

Income Taxes
As required, the Company uses the liability method of accounting for income taxes. This method results in the recognition of deferred tax assets and liabilities that are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The deferred provision for income taxes is the result of the net change in the deferred tax asset and deferred tax liability balances during the year. This amount combined with the current taxes payable or refundable results in the income tax expense for the current year.

Earnings Per Share
The actual number of shares outstanding at September 30, 2002, was 734,963. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Weighted average number of shares for the nine months ending September 30, 2002 and 2001 were 739,417 and 755,581, respectively. Earnings per share for the nine months ending September 30, 2002 and 2001 were $13.29 and $12.39, respectively. Weighted average number of shares for the three months ending September 30, 2002 and 2001 were 735,482 and 755,306, respectively. Earnings per share for the three months ending September 30, 2002 and 2001 were $4.68 and $4.19, respectively. Prior periods per share amounts have been restated for the 5% stock dividend declared during 2002 and 2001.

Dividends
Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. A stock dividend of $2.00 per share was declared in June 2002. In June 2001 the per share dividend was $1.95. Additionally, a 5% stock dividend was declared in March 2002.

Segment Reporting
The Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a community bank which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements of SFAS No. 131 have been met by the Company as of December 31, 2001.

 Derivative Instruments and Hedging Activities
The Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" as amended by the Statement of Financial Accounting Standards, No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. Changes in the fair values of those derivatives are accounted for depending on the intended use of the derivative and the resulting designation under specified criteria. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. As required, SFAS No. 133 was adopted by the Company effective January 1, 2001.

The Company utilizes derivative financial instruments such as interest rate caps, floors, swaps and collars. These instruments are purchased and/or sold to reduce the Company's exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in accordance with SFAS No. 133.

Comprehensive Income
The Statement of Financial Accounting Standards, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income refers to revenues, expenses, gains and losses that generally accepted accounting principles recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income includes net income (loss) and changes in fair value of its available-for-sale investment securities.

Recent Accounting Pronouncements -In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

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

In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the adoption of Statement No. 146 will have a material impact on the financial condition or operating results of the Company.

In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9".

This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Trust Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method". This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. We will adopt the provisions of SFAS 147 for acquisitions for which the date of acquisition is on or after October 1, 2002. The Company does not anticipate that the adoption of Statement No. 147 will have a material impact on the financial condition or operating results of the Company.


ITEM 2.

Management's Discussion and Analysis
Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Farmers & Merchants Bancorp and its subsidiaries. Throughout this discussion, "Company" refers to Farmers & Merchants Bancorp and its subsidiaries as a consolidated entity and "Bank" refers to Farmers & Merchants Bank of Central California. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company's 2001 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute "forward-looking statements" and usually contain the words "estimate," "project," "expect," "objective," "goal," or similar expressions and include assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe-harbor" provisions of the private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

Analysis of the Results of Operations
Overview
For the three and nine months ended September 30, 2002, Farmers & Merchants Bancorp reported net income of $3,445,000 and $9,827,000 earnings per share of $4.68 and $13.29, return on average assets of 1.45% and 1.39%. Return on average shareholders' equity (net of accumulated other comprehensive income) was 13.86% and 13.34% for the three and nine months ended September 30, 2002. For the three and nine months ending September 30, 2001, net income totaled $3,162,000 and 9,363,000, earnings per share was $4.19 and $12.39, return on average assets was 1.37% and 1.39%. Return on average shareholders' equity (net of accumulated other comprehensive income) was 13.32% for both the three and nine months ended September 30, 2001.

The Company's improved earnings performance in 2002 was due to a combination of change in asset mix, improvement in non-interest income, control of non-interest expense and a reduction of the Company's effective tax rate.

The following is a summary of the financial results for the nine-month period ending September 30, 2002 compared to September 30, 2001.

o Net income for the period totaled $9.8 million, up 4.9% over one year ago.

o Net interest income decreased 1.3% to $30.3 million from $30.7 million.

o The provision for loan losses totaled $1.0 million for the period compared to $750 thousand one year ago.

o Non-interest income increased 28.4% to $7.9 million, from the $6.1 million reported for 2001.

o Non-interest expense increased 4.4% to $21.6 million, from $20.7 million in 2001.
o Total assets increased 2.4% to $955.2 million.

o Gross loans increased 22.8% to $685.9 million, an increase of $127.3 million.

o Total deposits increased 2.6% to $801.2 million.

o Investment securities totaled $175.4 million compared to $283.2 million at September 30, 2001.

o Total shareholders' equity increased $2.6 million to $103.9 million.

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

Net interest income declined 1.3% to $30.3 million during the first nine months of 2002, compared to $30.7 million at September 30, 2001. Net interest income for the quarter ended September 30, 2002 and 2001 totaled $10.3 and $9.9 million, respectively. On a fully taxable equivalent basis, net interest income decreased 1.4% and totaled $31.2 million at September 30, 2002, compared to $31.6 million for the first nine months of 2001. Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin, which represents the average net effective yield on earning assets. . For the nine months ended September 30, 2002, the net interest margin was 4.8% compared to 4.9% in 2001. For the three months ended September 30, 2002, the net interest margin was 4.8% compared to 4.6% for the same period in 2001.

Loans, the Company's highest earning asset, increased $127.4 million as of September 30, 2002 compared to September 30, 2001. On an average balance basis, loans increased by $130.2 million for the three months ended September 30, 2002 and $112.4 million for the nine months ended September 2002. Due to the decline in interest rates during 2001, the yield on the loan portfolio decreased 164 and 214 basis points to 6.5% and 6.6% for the three and nine months ending September 30, 2002 compared to 8.12% and 8.79% for the three and nine months ending September 30, 2001. This decrease in yield was partially offset by the growth in loan balances, which minimized the decrease in interest revenue from loans to $2.7 million for the first nine months of 2002.

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

Average investment securities decreased $82.2 million compared to the average balance at September 30, 2001. As securities matured, the proceeds were used to fund loan growth. The decrease in the average balance of investment securities was followed with a corresponding decrease in interest income of $4.3 million for the nine months ending September 30, 2002. The average yield, on a taxable equivalent basis, in the investment portfolio was 6.4% in 2002 compared to 6.5% in 2001. Net interest income on the Average Balance Sheet is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Average interest-bearing deposits increased $20.5 million or 3.4% from a year ago. As a result of the decline in interest rates, interest expense on interest-bearing deposits decreased 46.5%. Overall, the average interest cost on interest bearing deposits was 1.9% for the nine-month period ended September 30, 2002 and 3.7% at September 30, 2001.

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

The appropriate allowance amount is based upon growth in the loan portfolio, management's evaluation of the credit quality of the loan portfolio, the prevailing economic climate, and its effect on borrowers' ability to repay loans in accordance with the terms of the notes and current loan losses. After reviewing all factors, management concluded that the current allowance for loan losses was adequate.

As of September 30, 2002, the allowance for loan losses was $13.1million, which represents 1.9% of the total loan balances. For the period ended September 30, 2001, the allowance was $13.0 million and 2.3% of total loans. The table below illustrates the change in the allowance for the first nine months of 2002 and 2001.

Allowance for Loan Losses (in thousands)
--------------------------
Balance, December 31, 2001                          $ 12,709
Provision Charged to Expense                           1,000
Recoveries of Loans Previously Charged Off               490
Loans Charged Off                                    (1,081)
=============================================================
Balance, September 30, 2002                           13,118
=============================================================

Balance, December 31, 2000                          $ 11,876
Provision Charged to Expense                             750
Recoveries of Loans Previously Charged Off               657
Loans Charged Off                                      (254)
=============================================================
Balance, September 30, 2001                         $ 13,029
=============================================================

Non-Interest Income
Overall, non-interest income increased $1.7 million or 28.4% for the nine months ending September 30, 2002 compared to the same period of 2001. For the third quarter of 2002, non-interest income increased 17.0% over the same quarter of last year. Service charges on deposits increased $453 thousand for the nine months ended September 30, 2002, due to additional services offered and pricing considerations. $16.7 million in investment securities, which were close to their maturity date, were sold to aid in funding loan growth. This sale resulted in a gain of $263 thousand during second quarter of 2002. Other non-interest income grew $1.1 million through the third quarter of 2002. The increase was the result of the increase in the cash surrender value of life insurance contracts, which is recognized as other non-interest income.

Non-Interest Expense
Salaries and Employee Benefits increased $166 thousand or 1.3% from the prior year due to merit increases and additional staffing requirements. Occupancy expense increased less than one percent from the prior year. For the quarter ended September 30, 2002, occupancy expense decreased $16 thousand from the quarter ended September 30, 2001. Equipment expense increased $235 thousand or 16.1% from the prior year. This increase was due to the purchase and installation of a new voice and data system during first quarter of 2002. Also, software and hardware maintenance increased in 2002 compared to 2001 due to the conversion to a new core operating system during second quarter of 2001. Other operating expense increased $505 thousand or 10.1% from September 30, 2001, due to an increase in outside professional fees and an increase in marketing expenditures promoting various loan products.

Overall, non-interest expense increased $912 thousand or 4.4% over the third quarter of 2001. It is anticipated that the future growth rate in other operating expense will remain modest and comparable to the growth in assets.

Income Taxes
The provision for income taxes decreased 1.4% to $2.0 million for the third quarter of 2002, and 4.5% to $5.7 million for the first nine months of 2002. This was due to the purchase of insurance contracts in which the increase in the cash surrender value, which is recorded in non-interest income, is exempt from federal and state income taxes. For the nine months ended September 30, 2001, the provision totaled $5.9 million. Additionally, the Company's effective tax rate decreased for the first nine months of 2002 and was 36.6% compared to 38.8% for the same period in 2001.

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

The investment portfolio provides the Company with an income alternative to loans. As of September 30, 2002 the investment portfolio represented 18.4% of the Company's total assets. Total investment securities decreased $107.9 million from a year ago and now total $175.4 million. This decrease was used to fund the Bank's strong loan growth. Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the nine months ended September 30, 2002, average Federal Funds Sold was $30.2 million compared to $46.3 in 2001.

Loans
The Company's loan portfolio at September 30, 2002 increased $127.4 million from September 30, 2001. The increase is the result of an aggressive calling program on high quality loan prospects. Additionally, on an average balance basis loans have increased $112.4 million or 21.9%. Management believes that loans will continue to grow at a moderate rate through fourth quarter, 2002. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:
(in thousands)                                 September 30, 2002          Dec. 31, 2001        September 30, 2001
---------------------------------------- ------------------------- ---------------------- -------------------------
Real Estate Construction                                 $ 54,255               $ 49,692                  $ 40,588
Real Estate - Other                                       360,097                304,451                   284,649
Commercial                                                251,970                227,909                   210,560
Consumer                                                   19,619                 21,133                    22,787
---------------------------------------- ------------------------- ---------------------- -------------------------
  Gross Loans                                             685,941                603,185                   558,584
Less:


  Unearned Income                                           1,554                  1,016                       586
  Allowance for Loan Losses                                13,118                 12,709                    13,029
---------------------------------------- ------------------------- ---------------------- -------------------------
  Net Loans                                             $ 671,269              $ 589,460                 $ 544,969
======================================== ========================= ====================== =========================

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 2002, the Company had entered into commitments with certain customers amounting to $238.0 million compared to $226.4 million at December 31, 2001. Letters of credit at September 30, 2002, and December 31, 2001, were $13.8 million and $3.6 million, respectively.

Non-Performing Assets
As set forth in the table below, non-performing loans as of September 30, 2002, were $3.7 million compared to $1.5 million at September 30, 2001. Accrued interest reversed from income on loans placed on a non-accrual status totaled $285 thousand at September 30, 2002 compared to $36 thousand at September 30, 2001. The Company reported no other real estate owned for both September 30, 2002 and September 30, 2001.

Non-Performing Assets
(dollar amounts in thousands)                    Sept. 30, 2002            Dec. 31, 2001          Sept. 30, 2001
---------------------------------------- ----------------------- ------------------------ -----------------------
Nonperforming Loans                                      $3,721                   $2,409                  $1,537
Other Real Estate Owned                                       0                        0                       0
======================================== ======================= ======================== =======================
Total                                                    $3,721                   $2,409                  $1,537
======================================== ======================= ======================== =======================

Non-Performing Assets
as a % of Total Loans                                      0.5%                     0.4%                    0.3%

Allowance for Loan Losses as a % of
Non-Performing Loans                                     352.5%                   527.6%                  847.7%


Except for non-performing loans shown in the table above, the Bank's management is not aware of any loans as of September 30, 2002 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Bank's management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower's ability to pay.

Deposits
The primary source of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

At September 30, 2002, deposits totaled $801.2 million. This represents an increase of 2.6% or $20.7 million from September 30, 2001. The increase was focused in demand, interest bearing transaction (IBT) and savings accounts, which increased $18.8 million, $2.6 million and $36.7 million, respectively. The Bank's calling efforts for prospective customers includes acquiring both loan and deposit relationships which results in new demand, IBT and savings accounts. While demand, IBT and savings accounts have increased; time deposit balances have decreased $37.5 million or 10.9%. Rates are low and as existing customers' CD's mature those customers are opting to instead invest in short-term deposits. It is expected that this trend will continue through fourth quarter of 2002.

Capital
Much attention has been directed at the capital adequacy of the financial institution industry. The Company relies on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $103.9 million at September 30, 2002 and $101.3 million at September 30, 2001, which represents an increase of $2.6 million or 2.6%.

The Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation have adopted risk-based capital guidelines. The guidelines are designed to make capital requirements more sensitive to differences in risk related assets among Banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of Bank capital uniform. Company assets and off-balance sheet items are categorized by risk. The results of these regulations are that assets with a higher degree of risk require a larger amount of capital; assets, such as cash, with a low degree of risk have little or no capital requirements. Under the guidelines the Company is currently required to maintain regulatory risk based capital equal to at least 8.0%. As of September 30, 2002 the Company meets all capital adequacy requirements to which it is subject. The following table illustrates the relationship between regulatory capital requirements and the Company and Bank's capital position.

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                        Regulatory Capital   Prompt Corrective
(in thousands)                                      Actual                 Requirements      Action Provisions
------------------------------------------------------------------------------------------------------------------
The Company:                                    Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of September 30, 2002
Total Capital to Risk Weighted Assets         $112,622      12.76%      $70,629       8.0%     N/A        N/A
Tier I Capital to Risk Weighted Assets        $101,561      11.50%      $35,315       4.0%     N/A        N/A
Tier I Capital to Average Assets              $101,561      10.70%      $37,979       4.0%     N/A        N/A


                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                        Regulatory Capital   Prompt Corrective
(in thousands)                                      Actual                 Requirements      Action Provisions
------------------------------------------------------------------------------------------------------------------
The Bank:                                       Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of September 30, 2002
Total Capital to Risk Weighted Assets         $108,205      12.31%      $70,348       8.0%     $87,935      10.0%
Tier I Capital to Risk Weighted Assets         $97,187      11.05%      $35,174       4.0%     $52,761       6.0%
Tier I Capital to Average Assets               $97,187      10.28%      $37,806       4.0%     $47,257       5.0%

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

Management believes that the allowance for loan losses at September 30, 2002 was adequate to provide for recognized, unidentified and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan chargeoffs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The Company also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company's net interest income is measured over a rolling one-year horizon. The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2002, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 4.7% if rates increase by 200 basis points and a decrease in net interest income of 2.2% if rates decline 100 basis points.

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

In general, liquidity risk is managed daily by controlling the level of Fed Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Fed Funds as a reserve for temporary liquidity needs. During the first nine months of 2002, Federal Funds averaged $30.2 million. In addition, the Company maintains Federal Fund credit lines of $136 million with major correspondent banks subject to the customary terms and conditions for such arrangements.

At September 30, 2002, the Company had available liquid assets, which included cash and unpledged investment securities of approximately $112.5 million, which represents 11.8% of total assets. For short term liquidity needs the Bank has $50 million in unused fed funds lines with other financial institutions. On a long term basis the Bank relies on deposit growth and has available funding sources of an additional $243 million through the Federal Home loan Bank and approved brokered deposit sources.

Average Balance Sheets

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three-month and nine-month periods ending September 30, 2002 and 2001.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                          Three Months Ended September 30,     Three Months Ended September 30,
                                                                       2002                                    2001
Assets                                                  Balance      Interest         Rate      Balance      Interest         Rate
----------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                        $ 24,857        $ 55        0.88%     $ 52,125       $ 458        3.49%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                0           0        0.00%            0           0        0.00%
  U.S. Agencies                                                  0           0        0.00%        5,078          72        5.63%
  Municipals - Taxable                                       1,469          22        6.07%        1,850          30        6.43%
  Municipals - Non-Taxable                                  21,989         368        6.79%       22,161         369        6.61%
  Mortgage Backed Securities                               122,101       1,794        5.96%      215,810       3,410        6.27%
  Other                                                      8,306         149        7.18%        6,099          93        6.05%
----------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale         153,865       2,333        6.14%      250,998       3,974        6.28%
----------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                0           0        0.00%            0           0        0.00%
  U.S. Agencies                                                  0           0        0.00%            0           0        0.00%
  Municipals - Taxable                                           0           0        0.00%        1,012          21        8.23%
  Municipals - Non-Taxable                                  28,435         521        7.44%       31,643         581        7.29%
  Mortgage Backed Securities                                     0           0        0.00%            0           0        0.00%
  Other                                                        530           8        6.12%          635          16       10.00%
----------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity            28,965         529        7.41%       33,290         618        7.37%
----------------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                              400,300       6,834        6.77%      314,255       6,590        8.32%
  Commercial                                               251,125       3,687        5.82%      203,390       3,876        7.56%
  Installment                                               15,155         339        8.87%       18,973         491       10.27%
  Credit Card                                                3,306          77        9.24%        3,358          95       11.22%
  Municipal                                                  1,205          17        5.60%          887          13        5.81%
----------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                            671,091      10,954        6.48%      540,863      11,065        8.12%
----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                   878,778     $13,871        6.26%      877,276     $16,115        7.29%
                                                                   =========================             =========================

Unrealized Gain/(Loss) on Securities Available-for-Sale      4,597                                 4,210
Allowance for Loan Losses                                  (13,257)                              (12,987)
Cash and Due From Banks                                     28,438                                29,309
All Other Assets                                            52,400                                24,598
-------------------------------------------------------------------                         -------------
    Total Assets                                          $950,956                              $922,406
===================================================================                         =============

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                     $85,062        $ 61        0.28%      $78,712       $ 159        0.80%
  Savings                                                  223,153         422        0.75%      186,783         957        2.03%
  Time Deposits                                            311,618       2,173        2.77%      346,865       4,165        4.76%
----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                        619,833       2,656        1.70%      612,360       5,281        3.42%
Other Borrowed Funds                                        40,979         562        5.44%       41,012         570        5.51%
----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                     660,812      $3,218        1.93%      653,372      $5,851        3.55%
                                                                   =========================             =========================

Demand Deposits (Non-Interest Bearing)                     179,196                               161,383
All Other Liabilities                                        8,877                                10,191
-------------------------------------------------------------------                         -------------
    Total Liabilities                                      848,885                               824,946

Shareholders' Equity                                       102,071                                97,460
-------------------------------------------------------------------                         -------------
    Total Liabilities & Shareholders' Equity              $950,956                              $922,406
===================================================================                         =============

Net Interest Margin                                                                   4.81%                                 4.64%
==================================================================================================================================

Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period. Recognized loan Fees are included in interest income for loans. Unearned discount is included for rate calculation purposes. Nonaccrual loans have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                            Nine Months Ended September 30,       Nine Months Ended September 30,
                                                                         2002                                  2001
Assets                                                     Balance     Interest       Rate       Balance     Interest       Rate
----------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                        $ 30,203       $ 385        1.70%     $ 46,302     $ 1,560        4.49%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                0           0        0.00%        1,365          55        5.37%
  U.S. Agencies                                              3,363         133        5.35%        5,655         243        5.72%
  Municipals - Taxable                                       1,567          73        6.30%        1,942          91        6.24%
  Municipals - Non-Taxable                                  21,899       1,097        6.77%       21,903       1,056        6.42%
  Mortgage Backed Securities                               150,659       6,874        6.17%      225,320      10,778        6.37%
  Other                                                      8,721         459        7.03%        5,441         279        6.83%
----------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale         186,209       8,636        6.27%      261,626      12,502        6.37%
----------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                0           0        0.00%            0           0        0.00%
  U.S. Agencies                                                  0           0        0.00%          491          22        5.97%
  Municipals - Taxable                                           0           0        0.00%        2,291         114        6.63%
  Municipals - Non-Taxable                                  29,231       1,610        7.45%       33,088       1,852        7.45%
  Mortgage Backed Securities                                     0           0        0.00%            0           0        0.00%
  Other                                                        538          25        6.28%          651          49       10.03%
----------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity            29,769       1,635        7.43%       36,521       2,037        7.43%
----------------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                              376,570      19,808        7.03%      301,020      20,322        8.99%
  Commercial                                               228,337       9,936        5.82%      187,168      11,627        8.28%
  Consumer                                                  15,666       1,053        8.99%       19,908       1,515       10.14%
  Credit Card                                                3,304         235        9.51%        3,428         280       10.88%
  Municipal                                                    987          50        6.77%          894          57        8.49%
----------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                            624,864      31,082        6.65%      512,418      33,801        8.79%
----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                   871,045     $41,738        6.41%      856,867     $49,900        7.76%
                                                                   =========================             =========================

Unrealized Gain/(Loss) on Securities Available-for-Sale      4,868                                 2,940
Allowance for Loan Losses                                  (13,115)                              (12,469)
Cash and Due From Banks                                     28,443                                27,912
All Other Assets                                            48,926                                25,518
-------------------------------------------------------------------                         -------------
    Total Assets                                          $940,167                              $900,768
===================================================================                         =============

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                     $87,252       $ 225        0.34%      $75,376       $ 507        0.90%
  Savings                                                  216,258       1,562        0.97%      181,402       2,827        2.08%
  Time Deposits                                            311,897       7,070        3.03%      338,108      13,237        5.22%
----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                        615,407       8,857        1.92%      594,886      16,571        3.71%
Other Borrowed Funds                                        40,988       1,668        5.44%       41,021       1,680        5.46%
----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                     656,395     $10,525        2.14%      635,907     $18,251        3.82%
                                                                   =========================             =========================

Demand Deposits (Non-Interest Bearing)                     174,231                               159,882
All Other Liabilities                                        8,503                                 9,513
-------------------------------------------------------------------                         -------------
    Total Liabilities                                      839,129                               805,302

Shareholders' Equity                                       101,038                                95,466
-------------------------------------------------------------------                         -------------
    Total Liabilities & Shareholders' Equity              $940,167                              $900,768
===================================================================                         =============

Net Interest Margin                                                                   4.79%                                 4.92%
==================================================================================================================================

Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period. Recognized loan Fees are included in interest income for loans. Unearned discount is included for rate calculation purposes. Nonaccrual loans have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)

(in thousands)                                                Three Months Ended                         Nine Months Ended
                                                        Sept. 30, 2002 vs. Sept. 30, 2001        Sept. 30, 2002 vs. Sept. 30, 2001
Interest Earning Assets                                Volume        Rate         Net Chg.        Volume        Rate      Net Chg.
---------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                     $ (166)      $ (237)     $ (403)          $ (423)      $ (752)   $ (1,175)
Investment Securities Available for Sale
  U.S. Treasuries                                           0            0           0              (27)         (27)        (54)
  U.S. Agencies                                           (36)         (37)        (73)             (94)         (15)       (109)
  Municipals - Taxable                                     (7)          (2)         (9)             (19)           1         (18)
  Municipals - Non-Taxable                                (18)          18           0                0           41          41
  Mortgage Backed Securities                           (1,450)        (165)     (1,615)          (3,560)        (344)     (3,904)
  Other                                                    31           25          56              167           12         179
---------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale     (1,480)        (161)     (1,641)          (3,533)        (332)     (3,865)
---------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Treasuries                                           0            0           0                0            0           0
  U.S. Agencies                                             0            0           0              (11)         (11)        (22)
  Municipals - Taxable                                    (10)         (10)        (20)             (57)         (57)       (114)
  Municipals - Non-Taxable                               (128)          68         (60)            (241)          (2)       (243)
  Mortgage Backed Securities                                0            0           0                0            0           0
  Other                                                    (2)          (6)         (8)              (7)         (16)        (23)
---------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity         (140)          52         (88)            (316)         (86)       (402)
---------------------------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                           5,935       (5,691)        244            6,041       (6,556)       (515)
  Commercial                                            3,474       (3,663)       (189)           3,195       (4,886)     (1,691)
  Installment                                             (91)         (61)       (152)            (302)        (160)       (462)
  Credit Card                                              (2)         (17)        (19)             (10)         (35)        (45)
  Other                                                     7           (3)          4                8          (15)         (7)
---------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                         9,323       (9,435)       (112)           8,932      (11,652)     (2,720)
---------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                7,537       (9,781)     (2,244)           4,660      (12,822)     (8,162)
---------------------------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                              80         (178)        (98)             112         (395)       (283)
  Savings                                               1,003       (1,538)       (535)             731       (1,995)     (1,264)
  Time Deposits                                          (388)      (1,603)     (1,991)            (963)      (5,204)     (6,167)
---------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                       695       (3,319)     (2,624)            (120)      (7,594)     (7,714)
Other Borrowed Funds                                       (1)          (8)         (9)              (2)         (10)        (12)
---------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                    694       (3,327)     (2,633)            (122)      (7,604)     (7,726)
---------------------------------------------------------------------------------------------------------------------------------
Total Change                                          $ 6,843     $ (6,454)      $ 389          $ 4,782     $ (5,218)     $ (436)
=================================================================================================================================

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

         See Exhibit Index on Page 28



ITEM 6(b). Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FARMERS & MERCHANTS BANCORP


Date: November 7, 2002                           /s/Kent A. Steinwert
                                                ------------------------
                                                  Kent A. Steinwert
                                                  President and
                                                  Chief Executive Officer
                                                 (Principal Executive Officer)



Date: November 7, 2002                           /s/John R. Olson
                                                ------------------------
                                                  John R. Olson
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                 (Principal Accounting Officer)

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

     99.1 Chief Executive Officer Certification pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Chief Financial Officer Certification pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.