Form 10-Q/A
period 2002-09-30
FARMERS & MERCHANTS BANCORP
filed 2002-11-26
CIK 1085913

FORM 10-Q/A
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

Registrant hereby amends the Signature Page of its Report on Form 10-Q for the quarter ended September 30, 2002, to include the Certifications of its Chief Executive Officer and its Chief Financial Officer, as required by Rule 13a-14 of the Securities and Exchange Commission, which certifications were inadvertently omitted form the Form 10-Q as filed.

                           FARMERS & MERCHANTS BANCORP


                                    FORM 10-Q/A
                                TABLE OF CONTENTS





PART I. - FINANCIAL INFORMATION                                            Page

Item 1 - Financial Statements

         Consolidated Balance Sheets as of September 30, 2002,
         December 31, 2001 and September 30, 2001.                           4

         Consolidated Statements of Income for the Three Months
         and Nine Months Ended September 30, 2002 and 2001.                  5

         Consolidated Statements of Comprehensive Income for the Three
         Months and Nine Months Ended September 30, 2002 and 2001.           6

         Statement of Changes in Shareholders' Equity for the Nine
         Months Ended September 30, 2002 and 2001.                           7

         Consolidated Statement of Cash Flows for the Nine
         Months Ended September 30, 2002 and 2001.                           8

         Notes to Consolidated Financial Statements                          9

Item 2 - Management's Discussion and Analysis                               14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk         22

Item 4 - Controls and Procedures                                            23


PART II. - OTHER INFORMATION                                                28
           -----------------

SIGNATURES                                                                  29

Certifications                                                              29

Index to Exhibits                                                           32

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports. Such information is reported to the Company's management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives. Management also evaluated the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of Company's controls and disclosure procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company. Based on the foregoing, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

         See Exhibit Index on Page 32



ITEM 6(b). Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FARMERS & MERCHANTS BANCORP


Date: November 26, 2002                           /s/Kent A. Steinwert
                                                ------------------------
                                                  Kent A. Steinwert
                                                  President and
                                                  Chief Executive Officer
                                                 (Principal Executive Officer)



Date: November 26, 2002                           /s/John R. Olson
                                                ------------------------
                                                  John R. Olson
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                 (Principal Accounting Officer)


Certification

         I, Kent A. Steinwert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Farmers & Merchants Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 26, 2002                   /s/Kent A. Steinwert
                                             ----------------------------
                                             Kent A. Steinwrt
                                             President & Chief Executive Officer

Certification

         I, John R. Olson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Farmers & Merchants Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 26, 2002                      /s/John R. Olson
                                                ----------------------------
                                                John R. Olson
                                                Executive Vice President
                                                & Chief Financial Officer

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