Form 10-K
period 2002-12-31
FARMERS & MERCHANTS BANCORP
filed 2003-03-31
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-K
                           --------------------------
             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________. Commission File Number: 1.000-26099

                           FARMERS & MERCHANTS BANCORP
             (Exact name of registrant as specified in its charter)

                Delaware                                94-3327828
        (State or other jurisdiction                 (I.R.S. Employer
        of incorporation or organization)           Identification No.)

       111 W. Pine Street, Lodi, California               95240
     (Address of principal Executive offices)           (Zip Code)

        Registrant's telephone number, including area code (209) 367-2300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 Par Value Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 13, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $183,255,250 based on the sales price of that day of $250.00 per share.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

     The aggregate market value of the Registrant's common stock held by non-affiliates on June 28, 2002 (based on the closing sale price of the Common Stock) was $183,937,250.

     The number of shares of Common Stock outstanding as of March 13, 2003:
733,021

Documents Incorporated by Reference:
     Portions of the Annual Report to Shareholders for fiscal year ended December 31, 2002 are incorporated by reference in Part II, Items 5 through 8 and Part IV, Items 14 and 15. Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 13.

                           FARMERS & MERCHANTS BANCORP
                                    FORM 10-K
                                TABLE OF CONTENTS
PART I                                                                    Page

    Item  1.  Business                                                     4
                 - General Development of the Business
                 - Service Area
                 - Employees
                 - Competition
                 - Government Policies
                 - Supervision and Regulation
                 - Risk Factors
                 - Statistical Disclosures

    Item  2.  Properties                                                  27

    Item  3.  Legal Proceedings                                           27

    Item  4.  Submission of Matters to a Vote of Security Holders         27

PART II

    Item  5.  Market for the Registrant's Common Stock and Related
              Stockholder Matters                                         27

    Item  6.  Selected Financial Data                                     28

    Item  7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         28

    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk  28

    Item  8.  Financial Statements and Supplementary Data                 28

    Item  9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                        28

PART III

    Item 10. Directors and Executive Officers of the Company              28

    Item 11. Executive Compensation                                       29

    Item 12. Security Ownership of Certain Beneficial
             Owners and Management and Related Stockholder Matters        29

    Item 13. Certain Relationships and Related Transactions               29

PART IV

    Item 14. Controls and Procedures                                      29

    Item 15. Exhibits, Financial Statement Schedules and
             Reports on Forms 8-K                                         29

    Signatures                                                            30

    Certifications                                                        31

    Index to Exhibits                                                     33

Introduction - Forward Looking Statements
This annual report contains various forward-looking statements, usually containing the words "estimate," "project," "expect," "objective," "goal," or similar expressions and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe-harbor" provisions of the private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (i) the effect of changing regional and national economic conditions;
(ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state banking regulations; (v) competitive pressure in the banking industry and changes in banking or other laws and regulations or governmental fiscal or monetary policies; (vi) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism or as a result of military action in Iraq;
(vii) dividend restrictions; (viii) asset/liability pricing risks and liquidity risks; (ix) changes in the securities markets; (x) certain operational risks involving data processing systems or fraud; and (xi) other external developments which could materially impact the Company's operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PART I

Item 1. Business

General Development of the Business
August 1, 1916 marked the first day of business for Farmers & Merchants Bank of Lodi. The Bank was incorporated under the laws of the State of California and was licensed by the California Department of Financial Institutions as a state-chartered bank. The Bank prospered and grew even through the Depression years. Farmers & Merchants' first venture out of Lodi occurred in response to the closure of the only bank serving the community of Galt, requiring area residents to drive miles away for the simplest banking transaction. To meet this need, the Galt office was opened in 1948. Shortly thereafter branches were opened in Linden, North Modesto and South Sacramento. On April 12, 1957, the Bank's name was changed to Farmers & Merchants Bank of Central California.

The Bank continued expansion in the Lodi market area and also acquired three offices in Turlock and Hilmar in 1985. The service area was next expanded by opening a loan production office in the community of Elk Grove. This office was later converted to a full service branch. A third office was also opened in Modesto. The year 2002 saw the opening of the Lincoln Center office with its state of the art Merchant Center. This is the Company's first branch in the city of Stockton. The Walnut Grove office was closed in 2002 upon the expiration of the lease. Those customers are now serviced through the Lodi Main Office.

On March 10, 1999, Farmers & Merchants Bancorp (referred to herein on a consolidated basis as the "Company"), pursuant to a reorganization, acquired all of the voting stock of Farmers & Merchants Bank of Central California (the "Bank"). The Bank is the Company's principal asset. Farmers & Merchants Bancorp is a bank holding company incorporated in the State of Delaware, and registered under the Bank Holding Company Act of 1956, as amended. The Company's outstanding securities as of December 31, 2002, consisted of 733,021 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank's two wholly owned subsidiaries are Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Both Companies were organized during 1986. Farmers & Merchants Investment Corporation is currently dormant and Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank.

During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name, "F & M Bank" as part of a larger effort to enhance the Company's image and build brand name recognition. A legal review was completed by outside counsel to ensure any existing copyrights were not violated. The company is in the process of converting daily operating and image advertising to the "F & M Bank" name and the Company's logo, slogan and signage were redesigned to incorporate the trade name, "F & M Bank". A new corporation, F & M Bancorp, Inc., was established in California during 2002 to support the Company's rebranding activities and legal rights to the "F & M Bank" trade name.

The Company's principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiary, the Company's principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. See Item 1. Business - Dividends and Other Transfer of Funds. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is a member of the Federal Reserve System.

Service Area
The Company services the northern Central Valley of California with 17 banking offices. The area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock and Hilmar.

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

The Company makes available investment products to customers, including mutual funds and annuities. These investment products are offered through a third party, which employs investment advisors to meet with and provide investment advice to the Company's customers.

Employees
At December 31, 2002, the Company employed a total of 292 full time equivalent employees. The Company believes that its employee relations are excellent.

Competition
The Banking and financial services industry in California generally, and in the Company's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The Company competes with other major commercial banks, diversified financial institutions, savings banks, credit unions, savings and loan associations, money market and other mutual funds, mortgage companies, and a variety of other nonbanking financial services and advisory companies. Federal legislation in recent years seems to favor competition between different types of financial service providers and to foster new entrants into the financial services market, and it is anticipated that this trend will continue. Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies.

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

Government Policies
The Bank's profitability, like most financial institutions, is primarily dependent on interest rate differentials. The difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its customers and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in economic conditions might have on the Company and the Bank cannot be predicted.

The business of the Company and the Bank is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "FRB"). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statues and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. See Item 1. Business - Supervision and Regulation.

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

The Company
The Company is a registered bank holding company and is subject to regulation under the Bank Holding Company Act of 1956 "BHCA", as amended. Accordingly, the Company's operations, and its subsidiaries are subject to extensive regulation and examination by the Board of Governors of the Federal Reserve System "FRB". The Company is required to file with the FRB quarterly and annual reports and such additional information as the FRB may require pursuant to the Bank Holding Company Act. The FRB conducts periodic examinations of the Company and its subsidiaries.

The FRB may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries of affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities.

Under the BHCA and regulations adopted by the FRB, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with an extension of credit, lease or sale of property or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between Farmers & Merchants Bancorp and its subsidiaries. Further, the Company is required by the FRB to maintain certain levels of capital. See Item 1. Business
- Capital Standards.

Directors, officers and principal shareholders of Farmers & Merchants Bancorp, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of business. All extensions of credit are made on substantially the same terms (including interest rates and collateral) as, and following credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions by the bank with other persons not covered by 12 USC 215.1 et seq and who are not employed by the bank, and does not involve more than the normal risk of repayment or present other unfavorable features. Extensions of credit to insiders have been and may be made pursuant to a benefit or compensation program that is widely available to employees of the bank and that does not give preference to any insider of the bank over other employees.

The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting share of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the FRB, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Removal of many of the activity limitations is currently under review by Congress, but whether any legislation liberalizing permitted bank holding company activities will be enacted is not known.

Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. This support may be required at times when a bank holding company may not be able to provide such support. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB's regulations or both.

The Gramm-Leach-Bliley Act of 1999 ("GLBA") eliminated many of the restrictions placed on the activities of bank holding companies that become financial holding companies. Among other things, GLBA repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that are financial holding companies to engage in activities, and acquire companies engaged in activities, that are: financial in nature (including insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities); incidental to financial activities; or complementary to financial activities if the FRB determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. The Company has not become a financial holding company. GLBA also permits national banks to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the Comptroller of the Currency.

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

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statues and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See Item 1. Business - Capital Standards.

The USA Patriot Act
Title III of the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") includes numerous provisions for fighting international money laundering and blocking terrorist access to the U.S. financial system. The provisions of Title III of the USA Patriot Act which affect banking organizations, including the Bank, relate principally to U.S. banking organizations' relationships with foreign banks and with persons who are resident outside the United States. The USA Patriot Act does not immediately impose any new filing or reporting obligations for banking organizations, but does require certain additional due diligence and record keeping practices. Some requirements take effect without the issuance of regulations. Other provisions are to be implemented through regulations that will be promulgated by the U.S. Department of the Treasury (the "Treasury"), in consultation with the FRB and other federal financial institutions regulators. The federal banking agencies have begun proposing and implementing regulations interpreting the USA Patriot Act.

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA"). Among its provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLAFATA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

Pursuant to IMLAFATA, the Secretary of the Treasury, in consultation with the heads of other government agencies, has adopted and proposed special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures include enhanced record keeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Privacy Restrictions
The GLBA, in addition to the previously described changes in permissible non-banking activities permitted to banks, bank holding companies and financial holding companies, also required the federal banking agencies, among others federal regulatory agencies, to adopt regulations governing the privacy of consumer financial information. The FRB adopted such regulations and required full compliance with the regulations by July 1, 2001. The Bank is subject to the FRB's regulations.

The regulations impose three main requirements established by the GLBA. First, a banking organization must provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates. Second, banking organizations must provide annual notices of their privacy policies to their customers. Third, banking organizations must provide a reasonable method for customers to "opt-out" of disclosures to nonaffiliated third parties.

In connection with the regulations governing the privacy of consumer financial information, the federal banking agencies, including the FRB, adopted guidelines for safeguarding confidential customer information, effective on July 1, 2001. The guidelines require banking organizations to establish an information security program to: (1) identify and assess the risks that may threaten customer information; (2) develop a written plan containing policies and procedures to manage and control these risks; (3) implement and test the plan; and (4) adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats. The guidelines also outline the responsibilities of directors of banking organizations in overseeing the protection of customer information.

The Company complies with all provisions of the GLBA and all implementing regulations, and the Bank has developed appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of GLBA.

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $14.5 million at December 31, 2002.

The FRB and the DFI also have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FRB and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the FRB and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The DFI may impose similar limitations on the Bank. See Item
1. Business - Prompt Corrective Action and Other Enforcement Mechanisms and Item
1. Business - Capital Standards for a discussion of these additional restrictions on capital distributions.

Transactions with Affiliates
The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliates are limited, individually, to 10% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions with affiliates. Additionally, limitations involving the transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See Item 1. Business - Prompt Corrective Action and Other Enforcement Mechanisms.

Capital Standards
The Federal Reserve Board and the FDIC have established risk-based minimum capital guidelines with respect to the maintenance of appropriate levels of capital by United States banking organizations. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios.

As of December 31, 2002 and 2001 the Company and the Bank's risk-based capital ratios were as follows:

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                           Regulatory Capital    Prompt Corrective
(in thousands)                                                Actual          Requirements       Action Provisions
December 31, 2002                                        Amount    Ratio    Amount     Ratio     Amount     Ratio
--------------------------------------------------------------------------------------------------------------------
The Bank:
Total Bank Capital to Risk Weighted Assets              $108,191   11.73%  $  73,766    8.00%   $92,208     10.00%
Tier I Bank Capital to Risk Weighted Assets             $ 96,602   10.48%  $  36,883    4.00%   $55,325      6.00%
Tier I Bank Capital to Average Assets                   $ 96,602    9.84%  $  39,259    4.00%   $49,074      5.00%

The Company:
Total Consolidated Capital to Risk Weighted Assets      $113,370   12.25%  $ 74,058     8.00%     N/A        N/A
Tier I Consolidated Capital to Risk Weighted Assets     $101,735   10.99%  $ 37,029     4.00%     N/A        N/A
Tier I Consolidated Capital to Average Assets           $101,735   10.32%  $ 39,439     4.00%     N/A        N/A

December 31, 2001                                        Amount    Ratio    Amount     Ratio     Amount     Ratio
--------------------------------------------------------------------------------------------------------------------
The Bank:
Total Bank Capital to Risk Weighted Assets              $100,842   12.93%  $ 62,391     8.00%   $ 77,988    10.00%
Tier I Bank Capital to Risk Weighted Assets             $ 91,104   11.68%  $ 31,195     4.00%   $ 46,793     6.00%
Tier I Bank Capital to Average Assets                   $ 91,104    9.57%  $ 38,077     4.00%   $ 47,596     5.00%

The Company:
Total Consolidated Capital to Risk Weighted Assets      $107,591   13.76%  $ 62,543     8.00%     N/A        N/A
Tier I Consolidated Capital to Risk Weighted Assets     $ 97,829   12.51%  $ 31,271     4.00%     N/A        N/A
Tier I Consolidated Capital to Average Assets           $ 97,829   10.25%  $ 38,159     4.00%     N/A        N/A

Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" Company must develop a capital restoration plan. At December 31, 2002 the Company exceeded all of the required ratios for classification as "well capitalized."

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

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

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2002, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups." Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

Community Reinvestment Act ("CRA") and Fair Lending
The Bank is subject to certain fair lending requirements and reporting obligations involving lending, investing and other CRA activities. CRA requires each insured depository institution to identify the communities served by the institution's offices and to identify the types of credit and investments the institution is prepared to extend within such communities including low and moderate income neighborhoods. It also requires the institution's regulators to assess the institution's performance in meeting the credit needs of its community and to take such assessment into consideration in reviewing application for mergers, acquisitions, relocation of existing branches, opening of new branches and other transactions. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA into consideration when regulating and supervising other banking activities.

A bank's compliance with its CRA obligations is based on a performance based evaluation system which bases CRA ratings on an institution's lending service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank's latest CRA examination was completed by the Federal Reserve Bank of San Francisco and covered the time period of January 1, 2000 through September 30, 2001 for the lending area and January 1, 2000 through December 31, 2001 for both the investment and service areas. The Bank received a high satisfactory rating in the lending area and an outstanding rating in the areas of investment and service. The Bank received an overall rating of outstanding in complying with its CRA obligations.

Recently Enacted Legislation, Regulations and Accounting Guidance
On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

|X| the creation of a five-member oversight board that will set standards for accountants and have investigative and disciplinary powers;

|X| the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

|X|  increased penalties for financial crimes;

|X| expanded disclosure of corporate operations and internal controls and certification of financial statements;

|X|  enhanced controls on, and reporting of, insider trading; and

|X| prohibition on lending to officers and directors of public companies, although the Bank may continue to make these loans within the constraints of existing banking regulations.

Risk Factors that May Affect Future Results
The following discusses certain factors that may affect the Company's financial results and operations and should be considered in evaluating the Company.

Economic Conditions and Geographic Concentration. The Company's operations are located primarily in Sacramento, San Joaquin, Stanislaus and Merced Counties, in the Central Valley of California. As a result of this geographic concentration, the Company's results depend largely upon economic conditions in these areas. A deterioration in economic conditions in the Company's market areas could have a material adverse impact on the quality of the Company's loan portfolio, the demand for its products and services and its financial condition and results of operations.

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

War on Terrorism. The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001, ongoing acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats, have contributed to the continuing downturn in U.S. economic conditions and have resulted in increased uncertainty regarding the economic outlook. Past experience suggests that shocks to American society of far less severity have resulted in a temporary loss of consumer and business confidence and a reduction in the rate of economic growth. Continual deterioration in either the U.S. or the California economy could adversely affect the Company's financial condition and results of operations.

California Energy Crisis. Due to problems associated with the deregulation of the electrical power industry in California, California utilities and other energy industry participants have experienced difficulties with the supply and price of electricity and natural gas. The California energy situation continues to be fluid and subject to many uncertainties and a number of lawsuits and regulatory proceedings have been commenced concerning various aspects of the current energy situation. The long-term impact of the energy crisis in California on the Company's markets and business cannot be predicted, but could result in a sustained period of economic difficulties. This could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and, as a result, on the Company's financial condition and results of operations.

Critical Accounting Policies. The Company's financial statements are presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The financial information contained within our financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the historical loss factors that we use. Other estimates that we use are fair value of our securities and expected useful lives of our depreciable assets. Other than derivative financial instruments purchased and/or sold to reduce the Company's exposure to changing interest rates, we have not entered into derivative contracts for our customers or for ourselves, which relate to interest rate, credit, equity, commodity, energy, or weather-related indices. US GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. Accounting standards and interpretation currently affecting the Company and its subsidiaries my change at any time, and the Company's financial condition and results of operations may be adversely affected.

Our most significant estimates are approved by our Management team, which is comprised of our most senior officers. At each financial reporting period, a review of these estimates is then presented to our Board of Directors. As of December 31, 2002, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. [Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.]

Limited Public Market; Volatility in Stock Price. The Company's common stock is not listed on any exchange, nor is it included on the NASDAQ National Market or the NASDAQ Small Cap Market. However, trades may be reported on the OTC Bulletin Board under the symbol "FMCB". Management is aware that there are private transactions in the Company's common stock. However, the limited trading market for the Company's common stock may make it difficult for stockholders to dispose of their shares. Also, the price of the Company's Common Stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry.

Statistical Disclosures
The tables on the following pages set forth certain statistical information for Farmers & Merchants Bancorp on a consolidated basis. Averages are computed on a daily average basis. This information should be read in conjunction with "Management's Discussion and Analysis" in the Company's 2002 Annual Report to Shareholders, which is filed herewith as Exhibit 13, and which is incorporated herein by reference and with the Company's Consolidated Financial Statements and the Notes thereto included in Company's 2002 Annual Report to Shareholders, also contained in Exhibit 13, and which is incorporated herein by reference.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(dollars in thousands)

                                                                            Year Ended December 31,
                                                                                     2002
Assets                                                                  Balance    Interest      Rate
---------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                       $ 33,032      $ 555       1.68%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                               0          0       0.00%
  U.S. Agencies                                                             6,930        276       3.98%
  Municipals - Taxable                                                      1,532         96       6.27%
  Municipals - Non-Taxable                                                 22,265      1,549       6.96%
  Mortgage Backed Securities                                              139,628      8,292       5.94%
  Other                                                                    10,994        703       6.39%
---------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                        181,349     10,916       6.02%
---------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                               0          0       0.00%
  U.S. Agencies                                                                 0          0       0.00%
  Municipals - Taxable                                                          0          0       0.00%
  Municipals - Non-Taxable                                                 28,756      2,173       7.56%
  Mortgage Backed Securities                                                    0          0       0.00%
  Other                                                                       534         32       5.99%
---------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                           29,290      2,205       7.53%
---------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                             386,840     26,884       6.95%
  Agricultural                                                             98,270      5,404       5.50%
  Commercial                                                              132,799      7,837       5.90%
  Consumer                                                                 15,376      1,396       9.08%
  Credit Card                                                               3,424        320       9.35%
  Municipal                                                                 1,122         70       6.24%
---------------------------------------------------------------------------------------------------------
    Total Loans                                                           637,831     41,911       6.57%
---------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                  881,502    $55,587       6.31%
                                                                                  =======================

Unrealized Gain/(Loss) on Securities Available-for-Sale                     4,588
Allowance for Loan Losses                                                 (13,189)
Cash and Due From Banks                                                    28,934
All Other Assets                                                           50,389
----------------------------------------------------------------------------------
    Total Assets                                                         $952,224
==================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                                    $87,002      $ 272       0.31%
  Savings                                                                 220,115      1,940       0.88%
  Time Deposits                                                           312,919      9,157       2.93%
---------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                       620,036     11,369       1.83%
Other Borrowed Funds                                                       41,255      2,227       5.40%
---------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                    661,291    $13,596       2.06%
                                                                                  =======================

Demand Deposits                                                           180,163
All Other Liabilities                                                       8,804
----------------------------------------------------------------------------------
    Total Liabilities                                                     850,258
Shareholders' Equity                                                      101,966
----------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                             $952,224
==================================================================================

Net Interest Margin                                                                                4.76%
=========================================================================================================

Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis using the combined Federal and State income tax rate of 42.06%. Loan Fees are included in interest income for loans. Unearned discount is included for rate calculation purposes. Nonaccrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(dollars in thousands)

                                                                            Year Ended December 31,
                                                                                     2001
Assets                                                                  Balance    Interest      Rate
---------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                       $ 51,923    $ 1,922       3.70%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                           1,021         55       5.39%
  U.S. Agencies                                                             6,813        342       5.02%
  Municipals - Taxable                                                      1,909        119       6.23%
  Municipals - Non-Taxable                                                 21,945      1,426       6.50%
  Mortgage Backed Securities                                              219,352     13,946       6.36%
  Other                                                                     6,208        454       7.31%
---------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                        257,248     16,342       6.35%
---------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                               0          0       0.00%
  U.S. Agencies                                                               367         22       5.99%
  Municipals - Taxable                                                      1,714        114       6.65%
  Municipals - Non-Taxable                                                 32,572      2,455       7.54%
  Mortgage Backed Securities                                                    0          0       0.00%
  Other                                                                       629         60       9.54%
---------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                           35,282      2,651       7.51%
---------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                             308,980     26,831       8.68%
  Agricultural                                                             88,379      6,813       7.71%
  Commercial                                                              104,004      7,946       7.64%
  Consumer                                                                 19,331      1,930       9.98%
  Credit Card                                                               3,410        363      10.65%
  Municipal                                                                 1,005         73       7.26%
---------------------------------------------------------------------------------------------------------
    Total Loans                                                           525,109     43,956       8.37%
---------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                  869,562    $64,871       7.46%
                                                                                  =======================

Unrealized Gain/(Loss) on Securities Available-for-Sale                     3,685
Allowance for Loan Losses                                                 (12,640)
Cash and Due From Banks                                                    28,568
All Other Assets                                                           25,395
----------------------------------------------------------------------------------
    Total Assets                                                         $914,570
==================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                                    $78,228      $ 626       0.80%
  Savings                                                                 185,352      3,581       1.93%
  Time Deposits                                                           338,488     16,831       4.97%
---------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                       602,068     21,038       3.49%
Other Borrowed Funds                                                       41,017      2,242       5.47%
---------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                    643,085    $23,280       3.62%
                                                                                  =======================

Demand Deposits                                                           165,938
All Other Liabilities                                                       9,650
----------------------------------------------------------------------------------
    Total Liabilities                                                     818,673
Shareholders' Equity                                                       95,897
----------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                             $914,570
==================================================================================

Net Interest Margin                                                                                4.78%
=========================================================================================================

Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis using the combined Federal and State income tax rate of 42.06%. Loan Fees are included in interest income for loans. Unearned discount is included for rate calculation purposes. Nonaccrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(dollars in thousands)

                                                                             Year Ended December 31,
                                                                                     2000
Assets                                                                  Balance    Interest      Rate
---------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                       $ 20,481    $ 1,300       6.35%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                           8,350        461       5.52%
  U.S. Agencies                                                             7,133        416       5.83%
  Municipals - Taxable                                                      2,997        189       6.31%
  Municipals - Non-Taxable                                                 20,805      1,342       6.45%
  Mortgage Backed Securities                                              248,708     15,977       6.42%
  Other                                                                     5,340        328       6.14%
---------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                        293,333     18,713       6.38%
---------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                               0          0       0.00%
  U.S. Agencies                                                             1,997        119       5.96%
  Municipals - Taxable                                                      2,927        197       6.73%
  Municipals - Non-Taxable                                                 40,199      3,003       7.47%
  Mortgage Backed Securities                                                    0          0       0.00%
  Other                                                                       770         75       9.74%
---------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                           45,893      3,394       7.40%
---------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                             279,313     26,374       9.44%
  Agricultural                                                             70,596      7,438      10.54%
  Commercial                                                               83,082      7,880       9.48%
  Consumer                                                                 20,592      2,021       9.81%
  Credit Card                                                               3,340        425      12.72%
  Municipal                                                                   509         33       6.48%
---------------------------------------------------------------------------------------------------------
    Total Loans                                                           457,432     44,171       9.66%
---------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                  817,139    $67,579       8.27%
                                                                                  =======================

Unrealized Gain/(Loss) on Securities Available-for-Sale                    (6,571)
Allowance for Loan Losses                                                 (10,676)
Cash and Due From Banks                                                    26,303
All Other Assets                                                           30,098
----------------------------------------------------------------------------------
    Total Assets                                                         $856,293
==================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                                    $65,678      $ 778       1.18%
  Savings                                                                 181,476      4,127       2.27%
  Time Deposits                                                           306,787     16,940       5.52%
---------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                       553,941     21,845       3.94%
Other Borrowed Funds                                                       52,017      2,912       5.60%
---------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                    605,958    $24,757       4.09%
                                                                                  =======================

Demand Deposits                                                           156,941
All Other Liabilities                                                       8,244
----------------------------------------------------------------------------------
    Total Liabilities                                                     771,143
Shareholders' Equity                                                       85,150
----------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                             $856,293
==================================================================================

Net Interest Margin                                                                                5.24%
=========================================================================================================

Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis using the combined Federal and State income tax rate of 42.06%. Loan Fees are included in interest income for loans. Unearned discount is included for rate calculation purposes. Nonaccrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Rates on a Taxable Equivalent Basis)                                                      2002 versus 2001
(in thousands)                                                                            Amount of Increase

(Decrease) Due to Change in:
                                                                               -------------------------------------
                                                                                   Average     Average       Net
Interest Earning Assets                                                            Balance      Rate        Change
-------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                                 $ (546)     $ (821)    $ (1,367)
Investment Securities Available for Sale
  U.S. Treasuries                                                                     (28)        (27)         (55)
  U.S. Agencies                                                                         6         (72)         (66)
  Municipals - Taxable                                                                (24)          1          (23)
  Municipals - Non-Taxable                                                             21         102          123
  Mortgage Backed Securities                                                       (4,786)       (868)      (5,654)
  Other                                                                               315         (66)         249
-------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale                                 (4,496)       (930)      (5,426)
-------------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Treasuries                                                                       0           0            0
  U.S. Agencies                                                                       (11)        (11)         (22)
  Municipals - Taxable                                                                (57)        (57)        (114)
  Municipals - Non-Taxable                                                           (289)          7         (282)
  Mortgage Backed Securities                                                            0           0            0
  Other                                                                                (8)        (20)         (28)
-------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity                                     (365)        (82)        (446)
-------------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                                                       6,008      (5,955)          53
  Agricultural                                                                        701      (2,111)      (1,409)
  Commercial                                                                         (612)        503         (109)
  Installment                                                                        (370)       (164)        (534)
  Credit Card                                                                           1         (44)         (43)
  Other                                                                                 7         (10)          (3)
-------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                     5,737      (7,781)      (2,045)
-------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                              330      (9,614)      (9,283)
-------------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                                          63        (417)        (354)
  Savings                                                                             578      (2,218)      (1,641)
  Time Deposits                                                                    (1,190)     (6,484)      (7,674)
-------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                                  (550)     (9,120)      (9,669)
Other Borrowed Funds                                                                   13         (28)         (15)
-------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                               (537)     (9,147)      (9,684)
-------------------------------------------------------------------------------------------------------------------
Total Change                                                                         $867      $ (466)        $401
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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Rates on a Taxable Equivalent Basis)                                                       2001 versus 2000
(in thousands)                                                                             Amount of Increase

(Decrease) Due to Change in:
                                                                                -------------------------------------
                                                                                   Average     Average       Net
Interest Earning Assets                                                            Balance      Rate        Change
-------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                                 $1,342      $ (720)      $  622
Investment Securities Available-for-Sale
  U.S. Treasuries                                                                    (395)        (11)        (406)
  U.S. Agencies                                                                       (18)        (56)         (74)
  Municipals - Taxable                                                                (68)         (2)         (70)
  Municipals - Non-Taxable                                                             74           9           83
  Mortgage Backed Securities                                                       (1,868)       (163)      (2,031)
  Other                                                                                58          68          126
-------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                                 (2,217)       (155)      (2,372)
-------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                                       0           0            0
  U.S. Agencies                                                                       (98)          1          (97)
  Municipals - Taxable                                                                (81)         (2)         (83)
  Municipals - Non-Taxable                                                           (575)         27         (548)
  Mortgage Backed Securities                                                            0           0            0
  Other                                                                               (14)         (2)         (16)
-------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                                     (768)         24         (744)
-------------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                                                       2,673      (2,216)         457
  Agricultural                                                                      1,631      (2,256)        (625)
  Commercial                                                                        1,766      (1,700)          66
  Installment                                                                        (126)         35          (91)
  Credit Card                                                                           9         (70)         (61)
  Other                                                                                35           5           40
-------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                     5,988      (6,202)        (214)
-------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                            4,345      (7,053)      (2,708)
-------------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                                         131        (282)        (151)
  Savings                                                                              86        (632)        (546)
  Time Deposits                                                                     1,661      (1,770)        (109)
-------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                                 1,878      (2,684)        (806)
Other Borrowed Funds                                                                 (603)        (68)        (671)
-------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                              1,275      (2,752)      (1,477)
-------------------------------------------------------------------------------------------------------------------
Total Change                                                                       $3,070    $ (4,301)    $ (1,231)
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

                                                              Available    Held to   Available   Held to   Available    Held to
                                                              for Sale    Maturity   for Sale   Maturity   for Sale   Maturity
                                                          ---------------------------------------------------------------------
December 31:  (in thousands)                                           2002                   2001                   2000
-------------------------------------------------------------------------------------------------------------------------------
  U. S. Treasury                                                $   0      $   0      $   0       $   0     $5,047       $   0
  U. S. Agency                                                 26,984          0     12,771           0      7,090       1,999
  Municipal                                                    34,352     27,351     24,076      32,137     23,975      38,585
  Mortgage-Backed Securities                                  117,335          0    196,384           0    237,734           0
  Corporate Bonds                                              17,703          0          0           0          0           0
  Other                                                         9,689        519      9,621         561      5,540         684
-------------------------------------------------------------------------------------------------------------------------------
      Total Book Value                                       $206,063    $27,870   $242,852     $32,698   $279,386     $41,268
===============================================================================================================================
      Fair Value                                             $206,063    $29,111   $242,852     $33,546   $279,386     $41,833
===============================================================================================================================


Analysis of Investment Securities Available-for-Sale

The following table is a summary of the relative maturities and yields of the Company's investment securities Available-for-Sale as of December 31, 2002. Municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period

Investment Securities Available-for-Sale                                                         Fair       Average
December 31, 2002 (in thousands)                                                                 Value       Yield
-------------------------------------------------------------------------------------------------------------------
U.S. Agency
  One year or less                                                                                 -           -
  After one year through five years                                                              26,984      5.13%
  After five years through ten years                                                               -           -
  After ten years                                                                                  -           -
-------------------------------------------------------------------------------------------------------------------
     Total U.S. Agency Securities                                                                26,984      5.13%
-------------------------------------------------------------------------------------------------------------------
Municipal - Non-Taxable
  One year or less                                                                                2,088      5.74%
  After one year through five years                                                              26,654      3.96%
  After five years through ten years                                                              3,209      5.75%
  After ten years                                                                                   972      6.25%
-------------------------------------------------------------------------------------------------------------------
     Total Non-Taxable Municipal Securities                                                      32,923      4.31%
-------------------------------------------------------------------------------------------------------------------
Municipal - Taxable
  One year or less                                                                                 -           -
  After one year through five years                                                                -           -
  After five years through ten years                                                              1,429      6.25%
  After ten years                                                                                  -           -
-------------------------------------------------------------------------------------------------------------------
     Total Taxable Municipal Securities                                                           1,429      6.25%
-------------------------------------------------------------------------------------------------------------------
Mortgage-Backed Securities
  One year or less                                                                               64,047      6.13%
  After one year through five years                                                              43,030      5.17%
  After five years through ten years                                                             10,257      5.00%
  After ten years                                                                                  -           -
-------------------------------------------------------------------------------------------------------------------
     Total Mortgage-Backed Securities                                                           117,334      5.68%
-------------------------------------------------------------------------------------------------------------------
Corporate Bonds
  One year or less                                                                                8,163      1.80%
  After one year through five years                                                               9,541      6.42%
  After five years through ten years                                                               -           -
  After ten years                                                                                  -           -
-------------------------------------------------------------------------------------------------------------------
     Total Mortgage-Backed Securities                                                            17,704      4.29%
-------------------------------------------------------------------------------------------------------------------
Other
  One year or less                                                                                4,596      7.24%
  After one year through five years                                                               5,093      7.32%
  After five years through ten years                                                               -           -
  After ten years                                                                                  -           -
-------------------------------------------------------------------------------------------------------------------
     Total Other Securities                                                                       9,689      7.28%
-------------------------------------------------------------------------------------------------------------------
     Total Investment Securities Available for Sale                                             206,063      4.98%

Note: The average yield for floating rate securities is calculated using the current stated yield.

Farmers & Merchants Bancorp
Analysis of Investment Securities Held-to-Maturity

The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2002. Municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period

Investment Securities Held-to-Maturity                                                            Book      Average
December 31, 2002 (in thousands)                                                                 Value       Yield
-------------------------------------------------------------------------------------------------------------------
Municipal - Non-Taxable
  One year or less                                                                                7,234      5.05%
  After one year through five years                                                              16,144      4.90%
  After five years through ten years                                                              1,699      5.08%
  After ten years                                                                                 2,274      6.56%
-------------------------------------------------------------------------------------------------------------------
     Total Non-Taxable Municipal Securities                                                      27,351      5.09%
-------------------------------------------------------------------------------------------------------------------
Other
  One year or less                                                                                 -           -
  After one year through five years                                                                -           -
  After five years through ten years                                                               -           -
  After ten years                                                                                   519      5.98%
-------------------------------------------------------------------------------------------------------------------
     Total Other Securities                                                                         519      5.98%
-------------------------------------------------------------------------------------------------------------------
     Total Investment Securities                                                                $27,870      5.11%
===================================================================================================================

Farmers & Merchants Bancorp
Loan Data
(in thousands)
The following table shows the Bank's loan composition by type of loan.

                                                                          December 31,
                                                    2002         2001         2000          1999         1998
------------------------------------------------------------------------------------------------------------------
  Real Estate                                       $367,224     $304,451      $261,910     $222,354     $180,468
  Real Estate Construction                            66,467       49,692        28,354       39,186       26,529
  Agricultural                                       109,130      110,707        83,770       67,774       55,816
  Commercial                                         135,877      117,202        98,841       62,195       49,587
  Consumer                                            13,948       17,022        20,965       18,953       14,035
  Credit Card                                          4,252        3,157         3,619        3,235        2,989
  Other                                                1,795          954           271           60           64
------------------------------------------------------------------------------------------------------------------
Total Loans                                          698,693      603,185       497,730      413,757      329,488
Less:
  Unearned Income                                      2,018        1,016           333          348          310
  Allowance for Loan Losses                           16,684       12,709        11,876        9,787        8,589
------------------------------------------------------------------------------------------------------------------
Loans, Net                                          $679,991     $589,460      $485,521     $403,622     $320,589
==================================================================================================================

There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.



Non-Performing Loans
(in thousands)

                                                                          December 31,
                                                    2002         2001         2000          1999         1998
------------------------------------------------------------------------------------------------------------------
Nonaccrual Loans
  Real Estate                                         $2,180       $1,015          $948         $754       $3,997
  Commercial                                             452        1,302           520        1,713          595
  Consumer                                                 2           36             4           32            9
  Credit Card                                              0            0             0            0            0
  Other                                                  263            0             0            0            0
------------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                                 2,897        2,353         1,472        2,499        4,601
------------------------------------------------------------------------------------------------------------------

Accruing Loans Past Due 90 Days or More
  Real Estate                                              1            0             0            0            0
  Commercial                                               0            0             0            0            0
  Consumer                                                 0            0             0            0            0
  Credit Card                                              9           56            23           12           23
  Other                                                    0            0             0            0            0
------------------------------------------------------------------------------------------------------------------
Total Accruing Loans Past Due 90 Days or More             10           56            23           12           23
------------------------------------------------------------------------------------------------------------------
Total Non-Performing Loans                            $2,907       $2,409        $1,495       $2,511       $4,624
==================================================================================================================

Other Real Estate Owned                                   $0           $0           $88         $204         $636

Non-Performing Loans as a Percent of Total Loans       0.42%        0.40%         0.30%        0.61%        1.40%
==================================================================================================================

Allowance for Loan Losses
as a Percent of Total Loans                            2.39%        2.11%         2.39%        2.37%        2.61%
==================================================================================================================

The Bank's policy is to place loans (Excluding Credit Card Loans) on nonaccrual status when the principal or interest is past due for ninety days or more unless it is both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Thereafter interest is recognized as income only as it is collected in cash. The gross interest income that would have been recorded if the loans had been current for the year ending December 31, 2002 was $331,000. For a discussion of impaired loan policy see
Note 4. in the Notes to the Consolidated Financial Statements of the Company's 2002 Annual Report to Shareholders.

Farmers & Merchants Bancorp
Provision and Allowance for Loan Losses
(dollars in thousands)
The following table summarizes the loan loss experience of the Company for the periods indicated:

                                                       2002         2001         2000          1999         1998
------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                        $ 12,709     $ 11,876       $ 9,787      $ 8,589      $ 7,188
Provision Charged to Expense                           4,926        1,000         2,800        1,700        1,400
Charge Offs:
  Real Estate                                              0            0            45          794          194
  Agricultural                                           149           94           218            0           15
  Commercial                                             966          507           441          404           76
  Consumer                                                78           68           177           80           73
  Credit Card                                             93           85            48           30           73
  Other                                                    0            0             0            0            0
------------------------------------------------------------------------------------------------------------------
    Total Charge Offs                                  1,286          754           929        1,308          431
------------------------------------------------------------------------------------------------------------------

Recoveries:
  Real Estate                                              0           18             0            3            1
  Agricultural                                           141            0             2           16            2
  Commercial                                             149          525           154          759          386
  Consumer                                                34           14            53           21           36
  Credit Card                                             11           30             9            7            7
  Other                                                    0            0             0            0            0
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
    Total Recoveries                                     335          587           218          806          432
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Net Recoveries (Charge-Offs)                            (951)        (167)         (711)        (502)           1
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Balance at End of Year*                             $ 16,684     $ 12,709      $ 11,876      $ 9,787      $ 8,589
==================================================================================================================

Ratios:
Consolidated Allowance for Loan Losses to:
  Loans at Year End                                    2.77%        2.55%         2.87%        2.97%        3.16%
  Average Loans                                        2.62%        2.42%         2.60%        2.70%        2.92%

Consolidated Net Charge-Offs to:
  Loans at Year End                                    0.16%        0.03%         0.17%        0.15%        0.00%
  Average Loans                                        0.15%        0.03%         0.16%        0.14%        0.00%

For a description of the Company's policy regarding the Allowance for Loan Losses, see Note 1. in the Notes to the Consolidated Financial Statements of the 2001 Annual Report.


Allocation of the Allowance for Loan Losses

(dollars in thousands)                                     Amount of Allowance Allocation at December 31,
                                                ------------------------------------------------------------------
                                                        2002         2001          2000         1999         1998
------------------------------------------------------------------------------------------------------------------
Real Estate                                          $ 5,287      $ 3,716       $ 2,875       $2,609       $3,107
Real Estate Construction                                 793          520           311          461          456
Agricultural                                           3,702        3,722         1,769        1,759        1,341
Commercial                                             5,681        3,873         2,077        1,623        1,189
Consumer                                                 427          283           129          147          229
Other                                                    715          435            86           81           73
Unallocated                                               79          160         4,629        3,107        2,194
------------------------------------------------------------------------------------------------------------------
Total                                                $16,684      $12,709       $11,876       $9,787       $8,589
==================================================================================================================

                                                                Percent of Loans in Each Category
                                                                 to Total Loans at December 31,
                                                ------------------------------------------------------------------
                                                        2001         2000          1999         1998         1997
                                                ------------------------------------------------------------------
Real Estate                                            50.5%        52.6%         53.7%        54.8%        55.5%
Real Estate Construction                                8.2%         5.7%          9.5%         8.1%         9.5%
Agricultural                                           18.4%        16.8%         16.4%        16.9%         0.0%
Commercial                                             19.4%        19.9%         15.0%        15.0%        29.4%
Installment                                             2.8%         4.2%          4.6%         4.3%         4.5%
Other                                                   0.7%         0.8%          0.8%         0.9%         1.1%
------------------------------------------------------------------------------------------------------------------
Total                                                 100.0%       100.0%        100.0%       100.0%       100.0%
==================================================================================================================

Farmers & Merchants Bancorp
Maturities and Rate Sensitivity of Loans
(in thousands)

The following table shows the maturity distribution and interest rate sensitivity of loans of the Company on December 31, 2001


                                                                        Over One
                                                                  Year to        Over
                                                     One Year       Five         Five
                                                     or Less       Years         Years         Total      Percent
------------------------------------------------------------------------------------------------------------------
Real Estate                                          $27,739      $91,565      $247,920     $367,224       54.11%
Real Estate Construction                              15,685       36,627        14,155       66,467        9.79%
Agricultural                                          77,910       22,581         8,639      109,130       16.08%
Commercial                                            83,799       36,586        15,492      135,877       20.02%
  Total                                             $205,133     $187,359      $286,206     $678,698      100.00%
==================================================================================================================

Rate Sensitivity:
  Predetermined Rate                                 $26,844      $62,697       $18,689     $108,230       15.95%
  Floating Rate                                      176,272      126,680       267,516      570,468       84.05%
------------------------------------------------------------------------------------------------------------------
  Total                                             $203,116     $189,377      $286,205     $678,698      100.00%
==================================================================================================================
Percent                                               29.93%       27.90%        42.17%      100.00%
=====================================================================================================


Commitments and Lines of Credit

It is not the policy of the Company to issue formal commitments or lines of credit except to a limited number of well-established and financially responsible local commercial and agricultural enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of letters of credit to facilitate the customer's particular business transactions. Commitment fees are generally not charged except where letters of credit are involved. Commitments and lines of credit typically mature within one year.

Farmers & Merchants Bancorp
Analysis of Certificates of Deposit
(In thousands)

The following table sets forth, by time remaining to maturity, the Company's time deposits in amounts of $100,000 or more for the periods indicated.

                                                                                     December 31,
                                                                                         2002
------------------------------------------------------------------------------------------------
Time Deposits of $100,000 or More
  Three Months or Less                                                                  $75,673
  Over Three Months Through Six Months                                                   37,259
  Over Six Months Through Twelve Months                                                  20,767
  Over Twelve Months                                                                     14,306
------------------------------------------------------------------------------------------------
     Total Time Deposits of $100,000 or More                                           $148,005
================================================================================================

Refer to the Year-To-Date Average Balances and Rate Schedules for information on separate deposit categories.


Ratios

Refer to the Five Year Financial Summary of Operations located on page 28 of the Farmers & Merchants Bancorp Annual Report to Shareholders for the year ending December 31, 2002 for calculations of Return on Average Equity (net of accumulated other comprehensive income), Return on Average Assets, Dividend Payout Ratio and Equity to Assets Ratio.


Short-Term Borrowings

Refer to Note 9 of the Farmers & Merchants Bancorp Annual Report to Shareholders for the year ending December 31, 2002.

Item 2. Properties
Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in seventeen locations in the Company's service area. Of the eighteen locations, fourteen are owned and three are leased. The expiration of these leases occurs between the years 2003 and 2010.

Item 3. Legal Proceedings
Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against the Company or its subsidiaries. Based upon information available to the Company, its review of such lawsuits and claims and consultation with its counsel, the Company believes the liability relating to these actions, if any, would not have a material adverse effect on its consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2002.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters The common stock of Farmers & Merchants Bancorp is not widely held, is not listed on any exchange, nor is it included on the NASDAQ National Market or the NASDAQ Small Cap Market. However, trades may be reported on the OTC Bulletin Board under the symbol "FMCB".

The following table summarizes the actual high and low selling prices for the Company's common stock since the first quarter of 2001. These figures are based on activity posted on the OTC Bulletin Board and on stock transactions between individual shareholders that are reported to the Company.

                  Calendar Quarter            High              Low

         2002     Fourth quarter            $300.00           $250.00
                  Third quarter              310.00            250.00
                  Second quarter             320.00            250.00
                  First quarter              259.50            238.00

         2001     Fourth quarter            $250.00           $250.00
                  Third quarter              265.00            226.00
                  Second quarter             250.00            219.00
                  First quarter              245.00            206.00

As of December 31, 2002, there were approximately 1,200 holders of record of the Company's common stock.

Beginning in 1975 and continuing through 2002, the Company has issued a 5% stock dividend annually. For information regarding cash dividends declared, refer to Quarterly Financial Data which appears in the Farmers & Merchants Bancorp 2002 Annual Report to Shareholders, which is filed herewith as Exhibit 13 and which is incorporated herein by reference.

There are regulatory limitations on cash dividends that may be paid by the Company under state and federal laws. See Item 1. Business - Supervision and Regulation.

Item 6. Selected Financial Data
The selected financial data for the five years ended December 31, 2002, which appears in the Five-Year Financial Summary of the Company's 2002 Annual Report to Shareholders, which is filed herewith as Exhibit 13, and which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
See Management's Discussion and Analysis in the Company's 2002 Annual Report to Shareholders which is filed herewith as Exhibit 13, and which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk See "Management's Discussion and Analysis" in the Company's 2002 Annual Report to Shareholders which is filed herewith as Exhibit 13 and which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
See Consolidated Financial Statements and the related Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Shareholders which is filed herewith as Exhibit 13, and which are incorporated herein by reference. (See table below.)

                           FARMERS & MERCHANTS BANCORP
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                           Page

Report of Management                                                        5
Report of Independent Accountants                                           6
Consolidated Financial Statements
     Consolidated Statements of Income-Years ended
     December 31, 2002, 2001 and 2000.                                      7
     Consolidated Balance Sheets-December 31, 2002 and 2001.                8
     Consolidated Statements of Changes in Shareholders' Equity-Years
     ended December 31, 2002, 2001 and 2000.                                9
     Consolidated Statements of Cash Flows-Years Ended December 31, 2002,
     2001 and 2000                                                          10
     Consolidated Statements of Comprehensive Income.                       11
Notes to Consolidated Financial Statements                                  12
Management's Discussion and Analysis                                        30

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures None

PART III

Item 10. Directors and Executive Officers of the Company
See "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference.

Item 11. Executive Compensation
See "Compensation of Directors and Executive Officers," "Report of Personnel Committee of the Board of Directors on Executive Compensation," "Deferred Bonus Plan," "Profit Sharing Plan," "Defined Benefit Pension Plan," "Money Purchase Plan," "Employment Contracts and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters See "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference. The Company does not have any equity compensation plans which require disclosure under Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions
See "Employment Contracts and Termination of Employment and Change in Control Arrangements" and "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference.


PART IV

Item 14.  Controls and Procedures
See "Controls and Procedures" under "Management's Discussion and Analysis" in the Company's 2002 Annual Report to Shareholders which is filed herewith as
Exhibit 13 and which is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a) (1) Financial Statements: Incorporated herein by reference, are listed in Item 8 hereof.

           (2) Financial Statement Schedules: None
           (3) Exhibits: See Exhibit Index

       (b) Reports on form 8-K filed during the last quarter of 2002: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           Farmers & Merchants Bancorp
                                  (Registrant)

                            By    ______________________________
                                  John R. Olson
                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2003

/s/Kent A. Steinwert
______________________________                   President and
Kent A. Steinwert                                Chief Executive Officer

/s/John R. Olson
_____________________________                    Executive Vice President &
John R. Olson                                    Chief Financial Officer
                                                 Principal Accounting Officer

-----------------------------                    ------------------------------
Ole R. Mettler, Chairman                         James E. Podesta, Director

----------------------------                     ------------------------------
Stewart Adams, Jr., Director                     Kevin Sanguinetti, Director

----------------------------                     ------------------------------
Ralph Burlington, Director                       Harry C. Schumacher, Director

----------------------------                     ------------------------------
Edward Corum, Jr., Director                      Calvin Suess, Director

----------------------------                     ------------------------------
Robert F. Hunnell, Director                      Carl Wishek, Jr., Director

Certification

I, Kent A. Steinwert, certify that:

1.   I have reviewed this annual report on Form 10-K of Farmers & Merchants
     Bancorp;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) valuated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003                        /s/ Kent A. Steinwert
                                            ----------------------------
                                            Kent A. Steinwert
                                            President & Chief Executive Officer

Certification

I, John R. Olson, certify that:

1.   I have reviewed this annual report on Form 10-K of Farmers & Merchants
     Bancorp;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) valuated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 25, 2003                         /s/ John R. Olson
                                               ----------------------------
                                               John R. Olson
                                               Executive Vice President
                                               & Chief Financial Officer

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

     10.5 Employment Agreement dated December 29, 2000, between Farmers & Merchants Bank of Central California and Deborah E. Hodkin, filed as
          Exhibit 10.5 to Registrant's 10-K for the year ended December 31,
          2002.

     10.6 Employment Agreement dated December 10, 2001, between Farmers & Merchants Bank of Central California and Chris C. Nelson, filed as
          Exhibit 10.6 to Registrant's 10-K for the year ended December 31,
          2002.

     10.7 Employment Agreement dated March 25, 2003, between Farmers & Merchants Bank of Central California and Stephen W. Haley, filed as Exhibit 10.7 to Registrant's 10-K for the year ended December 31, 2002.

     13 Annual Report to Shareholders of Farmers & Merchants Bancorp for the year ended December 31, 2002

     16 Letter regarding change in certifying accountants filed as exhibit 16 to Registrants 8-K filed October 20, 2000 is incorporated herein by reference.

     21   Subsidiaries of the Registrant as of December 31, 2002, filed as
          Exhibit 21 to Registrant's 10-K for the year ended December 31, 2002.

     99.1 Chief Executive Officer Certification pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Chief Financial Officer Certification pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.