Form 10-Q
period 2003-03-31
FARMERS & MERCHANTS BANCORP
filed 2003-05-14
CIK 1085913

Microsoft Word 10.0.4524;19
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
               For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 731,021 as of April 29, 2003.

                           FARMERS & MERCHANTS BANCORP


                                    FORM 10-Q
                                TABLE OF CONTENTS




PART I. - FINANCIAL INFORMATION                                            Page

   Item 1 - Financial Statements

         Consolidated Balance Sheets as of March 31, 2003,
         December 31, 2002 and March 31, 2002.                               3

         Consolidated Statements of Income for the Three Months
         Ended March 31, 2003 and 2002.                                      4

         Consolidated Statements of Comprehensive Income for the Three
         Months Ended March 31, 2003 and 2002.                               5

         Statement of Changes in Shareholders' Equity for the Three
         Months Ended March 31, 2003 and 2002.                               6

         Consolidated Statement of Cash Flows for the Three
         Months Ended March 31, 2003 and 2002.                               7

         Notes to Consolidated Financial Statements                          8

    Item 2 - Management's Discussion and Analysis                           13

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk     20

    Item 4 - Controls and Procedures                                        23


PART II. - OTHER INFORMATION                                                27
           -----------------

Signatures                                                                  28

Certifications                                                              28

Index to Exhibits                                                           31

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets

---------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                   March 31,    December 31,     March 31,
                                                                                   2003           2002           2002
Assets                                                                          (Unaudited)                   (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due From                                                                  $32,997         $45,389       $29,111
  Federal Funds Sold                                                                   5,790           8,185        43,285
---------------------------------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                                                   38,787          53,574        72,396

Investment Securities:
  Available-for Sale                                                                 272,239         206,063       209,624
  Held-to-Maturity                                                                    44,602          27,870        29,847
---------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities                                                      316,841         233,933       239,471
---------------------------------------------------------------------------------------------------------------------------

Loans                                                                                688,802         698,693       590,322
  Less: Unearned Income                                                               (1,977)         (2,018)       (1,116)
  Less: Allowance for Loan Losses                                                    (16,871)        (16,684)      (12,999)
---------------------------------------------------------------------------------------------------------------------------
    Loans, Net                                                                       669,954         679,991       576,207
---------------------------------------------------------------------------------------------------------------------------
Land, Buildings & Equipment                                                           11,323          11,342        11,599
Interest Receivable and Other Assets                                                  42,689          43,067        34,683
---------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                  $1,079,594      $1,021,907      $934,356
===========================================================================================================================

Liabilities & Shareholders' Equity
Deposits:
  Demand                                                                            $189,999        $205,997      $168,974
  Interest Bearing Transaction                                                        90,675          93,646        87,020
  Savings                                                                            249,862         231,964       214,971
  Time Deposits                                                                      319,452         318,618       315,814
---------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                   849,988         850,225       786,779
---------------------------------------------------------------------------------------------------------------------------

Fed Funds Purchased                                                                        -          16,997             -
FHLB Borrowings                                                                      100,956          40,965        40,992
Other Liabilities                                                                     22,444          10,155         7,511
---------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                                973,388         918,342       835,282
---------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
  Common Stock                                                                             7               7             7
  Additional Paid In Capital                                                          64,479          64,979        57,036
  Retained Earnings                                                                   40,150          36,749        39,561
  Accumulated Other Comprehensive Income                                               1,570           1,830         2,470
---------------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                       106,206         103,565        99,074
---------------------------------------------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                                      $1,079,594      $1,021,907      $934,356
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                                              Three Months
                                                                                             Ended March 31,
                                                                                           2003          2002
-----------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest & Fees on Loans                                                                $10,592         $9,902
  Federal Funds Sold                                                                           79            143
  Securities:
    Investments Available-for-Sale:
      Taxable                                                                               1,905          3,032
      Non-taxable                                                                             284            237
    Investments Held-to-Maturity:
      Taxable                                                                                   4             10
      Non-taxable                                                                             335            361
-----------------------------------------------------------------------------------------------------------------
      Total Interest Income                                                                13,199         13,685
-----------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest Bearing Transaction                                                                 49             89
  Savings                                                                                     345            612
  Time Deposits                                                                             1,907          2,633
   Interest on Borrowed Funds                                                                 577            550
-----------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                                                2,878          3,884
-----------------------------------------------------------------------------------------------------------------

Net Interest Income                                                                        10,321          9,801
Provision for Loan Losses                                                                     200            200
-----------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                                        10,121          9,601
-----------------------------------------------------------------------------------------------------------------

Non-Interest Income
  Service Charges on Deposit Accounts                                                       1,176          1,089
  Net Gain (Loss) on Sale of Investment Securities                                            132             44
  Other                                                                                     1,643          1,071
-----------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                                             2,951          2,204
-----------------------------------------------------------------------------------------------------------------

Non-Interest Expense
  Salaries & Employee Benefits                                                              4,939          4,180
  Occupancy                                                                                   405            413
  Equipment                                                                                   601            633
  Other Operating                                                                           1,804          1,720
-----------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expense                                                            7,749          6,946
-----------------------------------------------------------------------------------------------------------------

Net Income Before Taxes                                                                     5,323          4,859
Provision for Taxes                                                                         1,922          1,797
-----------------------------------------------------------------------------------------------------------------
    Net Income                                                                             $3,401         $3,062
=================================================================================================================

Earnings Per Share                                                                          $4.64          $4.10
=================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income  (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                          For Three Months
                                                                                                         Ended March 31,
                                                                                                       2003          2002
---------------------------------------------------------------------------------------------------------------------------
    Net Income                                                                                       $ 3,401       $ 3,062

    Other Comprehensive Income (Loss) -

          Unrealized Gains on Derivative Instruments:
              Unrealized holding gains arising during the period, net
              of income tax effects of $55 and $0 for the quarters ended
              March 31, 2003 and 2002, respectively.                                                      76             -

          Unrealized Gains (Losses) on Securities:
              Unrealized holding (losses) gains arising during the period, net of income tax effects of $(188) and $(212) for the quarters ended March 31, 2003 and
              2002, respectively.                                                                       (260)         (396)

              Less: Reclassification adjustment for realized (gains) losses included in net income, net of related income tax effects of $(56) and $(2) for the
              quarters ended March 31, 2003 and 2002, respectively.                                      (76)           (4)

---------------------------------------------------------------------------------------------------------------------------
                Total Other Comprehensive Income (Loss)                                                 (260)         (400)
---------------------------------------------------------------------------------------------------------------------------

      Comprehensive Income                                                                           $ 3,141       $ 2,662
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
(in thousands except share data)                                                               Accumulated
                                               Common                 Additional                  Other          Total
                                               Shares      Common      Paid-In     Retained   Comprehensive  Shareholders'
                                             Outstanding    Stock      Capital     Earnings       Income        Equity
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                       719,269         $ 7     $ 61,360    $ 36,499        $ 2,870     $ 100,736
===========================================================================================================================
Net Income                                                         -            -       3,062              -         3,062
Redemption of Stock                              (18,021)          -       (4,324)          -              -        (4,324)
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                                   -            -           -           (400)         (400)
---------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                          701,248         $ 7     $ 57,036    $ 39,561        $ 2,470      $ 99,074
===========================================================================================================================


---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                       733,021         $ 7     $ 64,979    $ 36,749        $ 1,830     $ 103,565
===========================================================================================================================
Net Income                                                         -            -       3,401              -         3,401
Redemption of Stock                               (2,000)          -         (500)          -              -          (500)
Unrealized Gains on Derivative Instruments                                                                76            76
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                                   -            -           -           (336)         (336)
---------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                          731,021         $ 7     $ 64,479    $ 40,150        $ 1,570     $ 106,206
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statement of Cash Flows (Unaudited)                                             Three Months Ended
------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                              Mar. 31       Mar. 31
                                                                                              2003          2002
------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                                                                  $3,401        $3,062
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Provision for Loan Losses                                                                  200           200
     Depreciation and Amortization                                                              396           407
     Provision for Deferred Income Taxes                                                        (25)          (10)
     Net Accretion of Investment Securities                                                     286           (20)
     Net Gain on Sale of Investment Securities                                                 (133)          (13)
 Net Change in Operating Assets & Liabilities:
      (Increase) Decrease in Interest Receivable and Other Assets                               689        (3,524)
      Increase (Decrease) in Interest Payable and Other Liabilities                          12,331        (1,925)
------------------------------------------------------------------------------------------------------------------
          Net Cash Provided (Used) by Operating Activities                                   17,145        (1,823)

Investing Activities:
  Trading Securities:
    Purchased                                                                                     0             0
    Sold or Matured                                                                               0             0
  Securities Available-for-Sale:
    Purchased                                                                              (113,013)       (9,851)
    Sold or Matured                                                                          46,087        42,485
  Securities Held-to-Maturity:
    Purchased                                                                               (18,303)         (227)
    Matured                                                                                   1,589         3,091
  Net Loans Originated or Acquired                                                            9,814        12,963
  Principal Collected on Loans Charged Off                                                       23            90
  Net Additions to Premises and Equipment                                                      (377)         (574)
------------------------------------------------------------------------------------------------------------------
          Net Cash Provided (Used) by Investing Activities                                  (74,180)       47,977

Financing Activities:
  Net Decrease in Demand, Interest-Bearing Transaction,
          and Savings Accounts                                                               (1,071)      (26,576)
  Increase in Time Deposits                                                                     834        (6,356)
  Federal Funds Purchased                                                                   (16,997)            0
  Federal Home Loan Bank Borrowings:
          Advances                                                                           59,991             0
          Paydowns                                                                               (9)           (8)
  Cash Dividends                                                                                  0             0
  Stock Redemption                                                                             (500)       (4,324)
------------------------------------------------------------------------------------------------------------------
          Net Cash Provided (Used) by Financing Activities                                   42,248       (37,264)

Increase (Decrease) in Cash and Cash Equivalents                                            (14,787)        8,890

Cash and Cash Equivalents at Beginning of Year                                               53,574        63,506
------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of March 31, 2003 and March 31, 2002                           $38,787       $72,396
==================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                           FARMERS & MERCHANTS BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
          For the three months ended March 31, 2003 and March 31, 2002

Significant Accounting Policies
Farmers & Merchants Bancorp (the Company) was organized March 10, 1999. Its primary operations are related to traditional banking activities through its subsidiary Farmers & Merchants Bank of Central California (the Bank). The consolidated financial statements of the Company and its subsidiaries are prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect reported amounts as of the date of the balance sheet and revenues and expenses for the period. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, F&M Bancorp, Inc. and the Bank, along with the Bank's wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. The investment in the Bank is carried at the Company's equity in the underlying net assets. Significant intercompany transactions have been eliminated in consolidation. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank, Farmers & Merchants Investment Corporation has been dormant since 1991. Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank.

Certain amounts in the prior years' financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation. These reclassifications have no effect on previously reported income.

Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company has defined cash and cash equivalents as those amounts included in the balance sheet captions Cash and Due from Banks and Federal Funds Sold and Securities Purchased Under Agreements to Resell. Generally, these transactions are for one-day periods. For these instruments, the carrying amount is a reasonable estimate of fair value.

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

Loans
Loans are reported at the principal amount outstanding net of unearned discounts and deferred loan fees. Interest income on loans is accrued daily on the outstanding balances using the simple interest method. Loan origination fees, net of related loan origination costs, are deferred and recognized over the contractual life of the loan as an adjustment to the yield. Loans are placed on a non-accrual status when the collection of principal or interest is in doubt or when they become past due for 90 days or more unless they are both well-secured and in the process of collection. For this purpose a loan is considered well-secured if it is collateralized by property having a net realizable value in excess of the amount of the loan or is guaranteed by a financially capable party. When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and charged against current income, thereafter, interest income is recognized only as it is collected in cash. Loans placed on a non-accrual status are returned to accrual status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan.

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

Allowance for Loan Losses
As a financial institution which assumes lending and credit risks as a principal element in its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the allowance for loan losses is maintained at a level considered adequate by management to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management employs a systematic methodology for determining the allowance for loan losses. On a quarterly basis, management reviews the credit quality of the loan portfolio in determining the adequacy of the allowance balance

The conditions evaluated in connection with the allowance may include existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentration, seasoning of the loan portfolio, specific industry conditions, recent loss experience, duration of the current business cycle, bank regulatory examination results and findings of the Company's internal credit examiners.

The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

Other Real Estate
Other real estate owned, which is included in other assets, is comprised of properties acquired through foreclosures in satisfaction of indebtedness. These properties are recorded upon acquisition at fair value less estimated selling costs. Initial losses on properties acquired through full or partial satisfaction of debt are treated as credit losses and charged to the Allowance for Loan Losses at the time of acquisition. Revised estimates to the fair value less cost to sell are reported as adjustments to the carrying amount of the asset, provided that such adjusted value is not in excess of the carrying amount at acquisition. Subsequent declines in value from the recorded amounts, routine holding costs, and gains or losses upon disposition, if any, are included in non-interest income or expense as incurred.

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

Earnings Per Share
The actual number of shares outstanding at March 31, 2003, was 731,021. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Weighted average number of shares for the three months ending March 31, 2003 and 2002 were 732,599 and 747,149, respectively. Earnings per share for the three months ending March 31, 2003 and 2002 were $4.64 and $4.10, respectively. Prior periods per share amounts have been restated for the 5% stock dividend declared during 2002.

Dividends
Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. No cash or stock dividends were declared during the first quarter of 2003 or 2002. The Company has historically paid both cash and stock dividends during later quarters of the year.

Segment Reporting
The Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a community bank which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernable lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

Derivative Instruments and Hedging Activities
The Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" as amended by the Statement of Financial Accounting Standards, No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. Changes in the fair value of those derivatives are accounted for depending on the intended use of the derivative and the resulting designation under specified criteria. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, designed to minimize interest rate risk, the effective portions of the change in the fair value of the derivative are recorded in other comprehensive income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. As required, SFAS No. 133 was adopted by the Company effective January 1, 2001.

The Company utilizes derivative financial instruments such as interest rate caps, floors, swaps and collars. These instruments are purchased and/or sold to reduce the Company's exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income.

Comprehensive Income
The Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income refers to revenues, expenses, gains and losses that generally accepted accounting principles recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income includes net income (loss) and changes in fair value of its available-for-sale investment securities, pension plan liability adjustments and cash flow hedges.

Recent Accounting Pronouncements
In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of Statement No. 143 will have a material impact on the financial condition or operating results of the Company.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

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

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the adoption of Statement No. 146 will have a material impact on the financial condition or operating results of the Company.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of Statement No. 72, "Accounting for Certain Acquisitions of Banking or Trust Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17. When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method". This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. We will adopt the provisions of Statement No. 147 for acquisitions for which the date of acquisition is on or after October 1, 2002. The Company does not anticipate that the adoption of Statement No. 147 will have a material impact on the financial condition or operating results of the Company.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statements No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will adopt the provisions of SFAS 148 for fiscal years ending after December 31, 2002. The Company does not anticipate that the adoption of Statement No. 148 will have a material impact on the financial condition or operating results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Farmers & Merchants Bancorp and its subsidiaries. Throughout this discussion, "Company" refers to Farmers & Merchants Bancorp and its subsidiaries as a consolidated entity and "Bank" refers to Farmers & Merchants Bank of Central California. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company's 2002 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute "forward-looking statements" and usually contain the words "estimate," "project," "expect," "objective," "goal," or similar expressions and include assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe-harbor" provisions of the private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state banking regulations;
(v) competitive pressure in the banking industry and changes in banking or other laws and regulations or governmental fiscal or monetary policies; (vi) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism or as a result of military action in Iraq; (vii) dividend restrictions; (viii) asset/liability pricing risks and liquidity risks; (ix) changes in the securities markets; (x) certain operational risks involving data processing systems or fraud; and (xi) other external developments which could materially impact the Company's operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Analysis of the Results of Operations

Overview
For the three months ended March 31, 2003, Farmers & Merchants Bancorp reported net income of $3,401,000, earnings per share of $4.64 and return on average assets of 1.35%. Return on average shareholders' equity (net of accumulated other comprehensive income) was 13.23% for the three months ended March 31, 2003. For the three months ended March 31, 2002, net income totaled $3,062,000, earnings per share was $4.10 and return on average assets was 1.31%. Return on average shareholders' equity (net of accumulated other comprehensive income) was 12.53% for the three months ended March 31, 2002.

The Company's improved earnings performance in 2003 was due to a combination of
(1) growth in earning assets, (2) improvement in the mix of earning assets as reflected by an increase in loans as a percentage of average earning assets, (3) improvement in non-interest income and (4) a reduction of the Company's effective tax rate from 37% to 36%. These factors combined to offset a decline in the Bank's net interest margin as a result of the declining interest rate environment.

The following is a summary of the financial results for the three-month period ended March 31, 2003 compared to March 31, 2002.

o Net income increased 11.1% to $3.4 million from $3.1 million.

o Net interest income increased 5.3% to $10.3 million from $9.8 million.

o The provision for loan losses totaled $200 thousand for both the quarter ended March 31, 2003 and 2002.

o Non-interest income increased 33.9% to $2.9 million from $2.2 million.

o Non-interest expense increased 11.6% to $7.7 million from $6.9 million.

o Total assets increased 15.5% to $1.1 billion.

o Investment securities increased 32.3% to $316.8 million.

o Gross loans increased 16.7% to $688.8 million.

o Total deposits increased 8.0% to $850.0 million.

o Total shareholders' equity increased 7.2% to $106.2 million.

Net Interest Income
Net interest income is the amount by which the interest and fees on loans and other interest earning assets exceed the interest paid on interest bearing sources of funds. For the purpose of analysis, the interest earned on tax-exempt investments and municipal loans is adjusted to an amount comparable to interest subject to normal income taxes. This adjustment is referred to as "taxable equivalent" and is noted wherever applicable. Interest income and expense are affected by changes in the volume and mix of average interest earning assets and average interest bearing liabilities, as well as fluctuations in interest rates. Therefore, increases or decreases in net interest income are analyzed as changes in volume, changes in rate and changes in the mix of assets and liabilities.

Net interest income increased 5.3% to $10.3 million during the first three months of 2003, compared to $9.8 million at March 31, 2002. On a fully taxable equivalent basis, net interest income increased 5.5% and totaled $10.7 million at March 31, 2003, compared to $10.1 million for the first three months of 2002. Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the three months ended March 31, 2003, the net interest margin on a taxable equivalent basis was 4.62% compared to 4.71% in 2002. This decrease in net interest margin was primarily a result of the declining interest rate environment between the first quarter of 2002 and the first quarter of 2003.

Loans, the Company's highest earning asset, increased $98.5 million as of March 31, 2003 compared to March 31, 2002. On an average balance basis, loans increased by $101.6 million for the three months ended March 31, 2003. Due to the decline in interest rates during 2002, the yield on the loan portfolio decreased 61 basis points to 6.26% for the three months ended March 31, 2003 compared to 6.87% for the three ended March 31, 2002. This decrease in yield was offset by the growth in loan balances, which resulted in interest revenue from loans of $10.6 million for the first three months of 2003.

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

Average investment securities decreased $17.9 million compared to the average balance at March 31, 2002. As securities matured, the proceeds were used to fund loan growth. The decrease in the average balance of investment securities was followed with a corresponding decrease in interest income of $1.1 million for the three months ended March 31, 2003. The average yield, on a taxable equivalent basis, in the investment portfolio was 5.0% in 2003 compared to 6.4% in 2002. Net interest income on the Average Balance Sheet is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $45.0 million or 6.8%. Of that increase, average other borrowed funds increased $8.5 million and interest-bearing deposits increased $36.5 million. Even while growing our deposit base, interest expense on interest bearing liabilities decreased 25.9% as a result of declining interest rates paid for those sources of funds. Overall, the average interest cost on deposits was 1.7% at March 31, 2003 and 2.4% at March 31, 2002.

The Company's earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix.

During March 2003, the Bank implemented an investment strategy designed to both increase its net interest margin and reduce the overall maturity mismatch in its asset and liability mix. This strategy involved borrowing $60 million of short-term advances from the Federal Home Loan Bank (FHLB) and investing primarily in mortgage-backed securities and high-grade municipals. The Bank intends to complete the execution of this strategy in April 2003, when an additional $20 million will be borrowed from the FHLB.

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

As of March 31, 2003, the allowance for loan losses was $16.9 million, which represents 2.4% of the total loan balances. As of March 31, 2002, the allowance was $13.0 million and 2.2% of total loans. The table below illustrates the change in the allowance for the first three months of 2003 and 2002.

Allowance for Loan Losses (in thousands)
Balance, December 31, 2002                         $ 16,684
Provision Charged to Expense                            200
Recoveries of Loans Previously Charged Off               23
Loans Charged Off                                        36
============================================================
Balance, March 31, 2003                            $ 16,871
============================================================

Balance, December 31, 2001                       $   12,709
Provision Charged to Expense                            200
Recoveries of Loans Previously Charged Off               90
Loans Charged Off                                         0
============================================================
Balance, March 31, 2002                           $  12,999
============================================================

Non-Interest Income
Overall, non-interest income increased $747 thousand or 33.9% for the three months ended March 31, 2003 compared to the same period of 2002. Other non-interest income grew $572 thousand through the first quarter of 2003. The increase was mainly the result of an increase in the cash surrender value of life insurance contracts, which were entered into in the second quarter of 2002, which is recognized as other non-interest income.

Non-Interest Expense
Overall, non-interest expense increased $803 thousand or 11.6% over the first quarter of 2002, primarily as a result of a $759 increase in Salaries and Employee Benefits. This increase was due primarily to (1) 18 month cycle salary merit increases which occurred in October, 2002 and (2) an increased contribution to the Bank's Profit Sharing Plan.

Income Taxes
The provision for income taxes increased 7.0% to $1.9 million for the first quarter of 2003. Additionally, the Company's effective tax rate decreased for the first three months of 2003 and was 36.1% compared to 36.9% for the same period in 2002.

Balance Sheet Analysis

Investment Securities
The Financial Accounting Standards Board statement, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to classify its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the positive intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demand and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders' equity, net of related income taxes.

The investment portfolio provides the Company with an income alternative to loans. As of March 31, 2003 the investment portfolio represented 29.3% of the Company's total assets. Total investment securities increased $77.4 million from a year ago and now total $316.8 million. As previously discussed (see "Net Interest Income"), the Bank has implemented an asset/liability strategy involving FHLB borrowings invested in investment securities. Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the three months ended March 31, 2003, average Federal Funds Sold was $19.0 million compared to $37.2 in 2002.

Loans
The Company's loan portfolio at March 31, 2003 increased $98.5 million from March 31, 2002. The increase was due to strong loan demand in the Company's market area, along with an aggressive calling program on high quality loan prospects. Additionally, on an average balance basis loans have increased $101.6 million or 17.4%. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:

(in thousands)                                     March 31, 2003          Dec. 31, 2002            March 31, 2002
---------------------------------------- ------------------------- ---------------------- -------------------------
Real Estate                                              $323,487               $322,074                  $282,249
Real Estate Construction                                   67,607                 66,467                    52,973
Home Equity                                                47,171                 45,150                    24,841
Agricultural                                              101,162                109,130                    88,995
Commercial                                                130,281                135,877                   121,440
Consumer                                                   19,094                 19,995                    19,824
---------------------------------------- ------------------------- ---------------------- -------------------------
  Gross Loans                                             688,802                698,693                   590,322

Less:


  Unearned Income                                           1,977                  2,018                     1,116
  Allowance for Loan Losses                                16,871                 16,684                    12,999
---------------------------------------- ------------------------- ---------------------- -------------------------
  Net Loans                                              $669,954              $ 679,991                 $ 576,207
======================================== ========================= ====================== =========================

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 2003, the Company had entered into commitments with certain customers amounting to $295 million compared to $307 million at March 31, 2002. Letters of credit at March 31, 2003, and March 31, 2002, were $18 million and $7 million, respectively.

Non-Performing Assets
Non-performing assets are comprised of non-performing loans and other real estate owned. As set forth in the table below, non-performing loans as of March 31, 2003 were $3.3 million compared to $1.9 million at March 31, 2002. Accrued interest reversed from income on loans placed on a non-accrual status totaled $333 thousand at March 31, 2003 compared to $54 thousand at March 31, 2002. The Company reported no other real estate owned for both March 31, 2003 and March 31, 2002.

Non-Performing Assets

(dollar amounts in thousands)            Mar. 31, 2003   Dec. 31, 2002    Mar. 31, 2002
----------------------------------------------------------------------------------------
Non-performing Loans                            $3,273          $2,907           $1,882
Other Real Estate Owned                              0               0                0
========================================================================================
Total                                           $3,273          $2,907           $1,882
========================================================================================

Non-Performing Assets
as a % of Total Loans                             0.5%            0.4%             0.3%
Allowance for Loan Losses as a % of
Non-Performing Loans                            515.5%          573.9%           690.7%


Except for non-performing loans shown in the table above, the Bank's management is not aware of any loans as of March 31, 2003 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Bank's management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower's ability to pay.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

At March 31, 2003, deposits totaled $850.0 million. This represents an increase of 8.0% or $63.2 million from March 31, 2002. The increase was focused in demand and savings accounts, which increased $21.0 million and $34.9 million, respectively. The Bank's calling efforts for prospective customers includes acquiring both loan and deposit relationships which results in new demand, interest bearing transaction and savings accounts.

Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets. These advances are also used to manage the Bank's interest rate risk exposure, and as opportunities exist to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB advances as of March 31, 2003 were $100.9 million compared to $41.0 million as of March 31, 2002. As previously discussed (see "Net Interest Income"), the Bank has implemented an asset/liability strategy involving FHLB borrowings invested in investment securities.

Capital
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations). Management believes, as of March 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which it is subject.
As of June 30, 2002, the most recent notification from the Federal Reserve Bank categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Bank must maintain minimum Total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                         Regulatory Capital     Prompt Corrective
(in thousands)                                      Actual                  Requirements        Action Provisions
------------------------------------------------------------------------------------------------------------------
The Company:                                    Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of March 31, 2003
Total Capital to Risk Weighted Assets         $116,124      12.71%      $73,093       8.0%       N/A        N/A
Tier I Capital to Risk Weighted Assets        $104,636      11.45%      $36,547       4.0%       N/A        N/A
Tier I Capital to Average Assets              $104,636      10.41%      $40,220       4.0%       N/A        N/A

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                         Regulatory Capital     Prompt Corrective
(in thousands)                                      Actual                  Requirements        Action Provisions
------------------------------------------------------------------------------------------------------------------
The Bank:                                       Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of March 31, 2003
Total Capital to Risk Weighted Assets         $111,547      12.26%      $72,789       8.0%     $90,987      10.0%
Tier I Capital to Risk Weighted Assets        $100,106      11.00%      $36,395       4.0%     $54,592       6.0%
Tier I Capital to Average Assets              $100,106      10.00%      $40,039       4.0%     $50,049       5.0%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Credit risk in the investment portfolio and correspondent bank accounts is addressed through defined limits in the Bank's policy statements. In addition, certain securities carry insurance to enhance credit quality of the bond.

Credit risk in the loan portfolio is controlled by limits on industry concentration, aggregate customer borrowings and geographic boundaries. Standards on loan quality also are designed to reduce loan credit risk. Senior Management, Directors' Committees, and the Board of Directors are provided with information to appropriately identify, measure, control and monitor the credit risk of the Bank.

The Company's methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers all loans. The systemic methodology consists of two major elements. The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan's effective interest rate, the fair value of the loan's collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Company will insure an appropriate level of allowance is present or established.

Central to the first phase and the Company's credit risk management is its loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is based primarily on a thorough analysis of each borrower's financial position in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior credit administration personnel. Credits are monitored by credit administration personnel for deterioration in a borrower's financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

Based on the risk rating system specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the possibility of loss. Management performs a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. Management then determines the inherent loss potential and allocates a portion of the allowance for losses as a specific allowance for each of these credits.

The second phase is conducted by segmenting the loan portfolio by risk rating and into groups of loans with similar characteristics in accordance with SFAS No. 5, "Accounting for Contingencies". In this second phase, groups of loans are reviewed and applied the appropriate allowance percentage to determine a portfolio formula allowance.

The second major element in the Company's methodology for assessing the appropriateness of the allowance consists of management's considerations of all known relevant internal and external factors that may affect a loan's collectibility. This includes management's estimates of the amounts necessary for concentrations, economic uncertainties, the volatility of the market value of collateral and other relevant factors. The relationship of the two major elements of the allowance to the total allowance may fluctuate from period to period.

In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan's collectibility is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

|X| then-existing general economic and business conditions affecting the key lending areas of the Company;

|X| credit quality trends (including trends in non-performing loans expected to result from existing conditions);

|X| collateral values;

|X| loan volumes and concentrations;

|X| seasoning of the loan portfolio;

|X| specific industry conditions within portfolio segments;

|X| recent loss experience in particular segments of the portfolio;

|X| duration of the current business cycle;

|X| bank regulatory examination results and

|X| findings of the Company's internal credit examiners.

Management reviews these conditions in discussion with the Company's senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the inherent loss related to such condition is reflected in the second major element allowance.

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

Management believes that the allowance for loan losses at March 31, 2003 was adequate to provide for both recognized losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan chargeoffs that would increase the provision for loan losses and thereby adversely affect the results of operations.

Asset / Liability Management
Interest Rate Risk
The mismatch between maturities of interest sensitive assets and liabilities results in uncertainty in the Company's earnings and economic value and is referred to as interest rate risk. Farmers & Merchants Bancorp's primary objective in managing interest rate risk is to minimize the potential for significant loss as a result of changes in interest rates.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2003, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 1.44% if rates increase by 200 basis points and an increase in net interest income of 0.32% if rates decline 100 basis points.

The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company's net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cashflows, and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. See Note 13 of the Notes to the Consolidated Financial Statements located in the 2002 Annual Report to Shareholders.

Liquidity Risk
Liquidity risk is the risk to earnings or capital resulting from the Bank's inability to meet its obligations when they come due without incurring unacceptable losses. It includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect the Bank's ability to liquidate assets or acquire funds quickly and with minimum loss of value. The Company endeavors to maintain a cash flow adequate to fund operations, handle fluctuations in deposit levels, respond to the credit needs of borrowers and to take advantage of investment opportunities as they arise. The principal sources of liquidity include credit facilities from correspondent banks, brokerage firms and the Federal Home Loan Bank, as well as, interest and principal payments on loans and investments, proceeds from the maturity or sale of investments, and growth in deposits.

In general, liquidity risk is managed daily by controlling the level of Fed Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Fed Funds as a cushion for temporary liquidity needs. During the first quarter of 2003, Federal Funds averaged $19.3 million. The Company maintains Federal Fund credit lines of $50 million with major banks subject to the customary terms and conditions for such arrangements and $175 million in repurchase lines with major brokers. In addition the Company has additional borrowing capacity of $31 million from the Federal Home Loan Bank.

At March 31, 2003, the Company had available liquid assets, which included cash and cash equivalents and unpledged investment securities of approximately $139,518,000, which represents 12.9% of total assets.

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

Average Balance Sheets

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three-month periods ending March 31, 2003 and 2002.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                Three Months Ended March 31,      Three Months Ended March 31,
                                                                           2003                               2002
Assets                                                        Balance    Interest       Rate     Balance    Interest      Rate
----------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                             $ 19,036        $ 79      1.68%    $ 37,211      $ 143       1.56%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                     0           0      0.00%           0          0       0.00%
  U.S. Agencies                                                  32,318         266      3.34%       6,224         77       5.02%
  Municipals - Taxable                                            1,343          21      6.34%       1,682         28       6.75%
  Municipals - Non-Taxable                                       31,953         446      5.66%      21,701        362       6.77%
  Mortgage Backed Securities                                    116,312       1,369      4.77%     180,479      2,769       6.22%
  Other                                                          20,428         249      4.94%       9,019        158       7.10%
----------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale              202,354       2,351      4.71%     219,105      3,394       6.28%
----------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                     0           0      0.00%           0          0       0.00%
  U.S. Agencies                                                       0           0      0.00%           0          0       0.00%
  Municipals - Taxable                                                0           0      0.00%           0          0       0.00%
  Municipals - Non-Taxable                                       28,814         522      7.34%      29,961        552       7.47%
  Mortgage Backed Securities                                          0           0      0.00%           0          0       0.00%
  Other                                                             479           7      5.93%         546         10       7.43%
----------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                 29,293         529      7.32%      30,507        562       7.46%
----------------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                   431,262       7,029      6.61%     354,515      6,320       7.23%
  Agricultural                                                  100,195       1,289      5.22%      94,542      1,307       5.61%
  Commercial                                                    135,856       1,853      5.53%     115,659      1,826       6.40%
  Consumer                                                       13,685         303      8.98%      16,150        353       8.86%
  Credit Card                                                     4,352         102      9.51%       3,322         84      10.25%
  Municipal                                                       1,250          16      5.19%         775         12       6.28%
----------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                 686,600      10,592      6.26%     584,963      9,902       6.87%
----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                        937,283     $13,550      5.86%     871,786    $14,001       6.51%
                                                                        =======================            =======================

Unrealized Gain/(Loss) on Securities Available-for-Sale           4,496                              5,252
Allowance for Loan Losses                                       (16,837)                           (12,924)
Cash and Due From Banks                                          29,239                             29,117
All Other Assets                                                 54,307                             43,712
------------------------------------------------------------------------                       ------------
    Total Assets                                             $1,008,488                           $936,943
========================================================================                       ============

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                          $89,325        $ 49      0.22%     $89,210       $ 89       0.40%
  Savings                                                       243,202         345      0.58%     210,742        613       1.18%
  Time Deposits                                                 320,855       1,907      2.41%     316,919      2,632       3.37%
----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                             653,382       2,301      1.43%     616,871      3,334       2.19%
Other Borrowed Funds                                             49,493         577      4.73%      40,997        550       5.44%
----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                          702,875      $2,878      1.66%     657,868     $3,884       2.39%
                                                                        =======================            =======================

Demand Deposits (Non-Interest Bearing)                          192,794                            169,686
All Other Liabilities                                             7,999                              8,520
------------------------------------------------------------------------                       ------------
    Total Liabilities                                           903,668                            836,074

Shareholders' Equity                                            104,820                            100,869
------------------------------------------------------------------------                       ------------
    Total Liabilities & Shareholders' Equity                 $1,008,488                           $936,943
========================================================================                       ============

Net Interest Margin                                                4.62%                              4.71%
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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)

(in thousands)                                                                                 Three Months Ended
                                                                                    Mar. 31, 2003 compared to Mar. 31, 2002
Interest Earning Assets                                                              Volume           Rate         Net Chg.
---------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                                    $ (134)         $  70          $ (64)
Investment Securities Available for Sale
  U.S. Treasuries                                                                          0              0              0
  U.S. Agencies                                                                          368           (179)           189
  Municipals - Taxable                                                                    (5)            (2)            (7)
  Municipals - Non-Taxable                                                               420           (336)            84
  Mortgage Backed Securities                                                            (846)          (554)        (1,400)
  Other                                                                                  388           (297)            91
---------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale                                       325         (1,368)        (1,043)
---------------------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Treasuries                                                                          0              0              0
  U.S. Agencies                                                                            0              0              0
  Municipals - Taxable                                                                     0              0              0
  Municipals - Non-Taxable                                                               (21)            (9)           (30)
  Mortgage Backed Securities                                                               0              0              0
  Other                                                                                   (1)            (2)            (3)
---------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity                                         (22)           (11)           (33)
---------------------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                                                          3,656         (2,947)           709
  Agricultural                                                                           (10)            (8)           (18)
  Commercial                                                                           1,148         (1,121)            27
  Installment                                                                            (81)            31            (50)
  Credit Card                                                                             55            (37)            18
  Other                                                                                   16            (12)             4
---------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                        4,784         (4,094)           690
---------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                               4,953         (5,403)          (450)
---------------------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                                              0            (40)           (40)
  Savings                                                                                527           (795)          (268)
  Time Deposits                                                                          224           (949)          (725)
---------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                                      751         (1,784)        (1,033)
Other Borrowed Funds                                                                     374           (347)            27
---------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                                 1,125         (2,131)        (1,006)
---------------------------------------------------------------------------------------------------------------------------
Total Change                                                                          $3,828       $ (3,272)         $ 556
===========================================================================================================================

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


                                             FARMERS & MERCHANTS BANCORP

                                             /s/ Kent A. Steinwert
Date:  May 9, 2003                           ________________________
                                             Kent A. Steinwert
                                             President and
                                             Chief Executive Officer
                                            (Principal Executive Officer)


                                             /s/ Stephen W. Haley
Date:  May 9, 2003                           ________________________
                                             Stephen W. Haley
                                             Executive Vice President and
                                             Chief Financial Officer
                                            (Principal Accounting Officer)


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


                                             /s/ Kent A. Steinwert
Date:  May 9, 2003                           ________________________
                                             Kent A. Steinwert
                                             President and
                                             Chief Executive Officer


Certification

         I, Stephen W. Haley, certify that:

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

                                             /s/ Stephen W. Haley
Date:  May 9, 2003                           ________________________
                                             Stephen W. Haley
                                             Executive Vice President and
                                             Chief Financial Officer

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

          10.5 Employment Agreement dated December 29, 2000, between Farmers & Merchants Bank of Central California and Deborah E. Hodkin, filed as Exhibit 10.5 to Registrant's 10-K for the year ended December 31, 2002, is incorporated herein by reference.

          10.6 Employment Agreement dated December 10, 2001, between Farmers & Merchants Bank of Central California and Chris C. Nelson, filed as Exhibit 10.6 to Registrant's 10-K for the year ended December 31, 2002, is incorporated herein by reference.

          10.7 Employment Agreement dated March 25, 2003, between Farmers & Merchants Bank of Central California and Stephen W. Haley, filed as Exhibit 10.7 to Registrant's 10-K for the year ended December 31, 2002, is incorporated herein by reference

          99.1 Chief Executive Officer Certification pursuant to 10 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Chief Financial Officer Certification pursuant to 10 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.