Form 10-Q
period 2003-06-30
FARMERS & MERCHANTS BANCORP
filed 2003-08-14
CIK 1085913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                       or

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

Number of shares of common stock of the registrant: Par value $0.01, authorized
     2,000,000 shares; issued and outstanding 763,977 as of August 1, 2003.

                           FARMERS & MERCHANTS BANCORP


                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I. - FINANCIAL INFORMATION                                           Page

Item 1 - Financial Statements

         Consolidated Balance Sheets as of June 30, 2003,
         December 31, 2002 and June 30, 2002.                               3

         Consolidated Statements of Income for the Three Months
         and Six Months Ended June 30, 2003 and 2002.                       4

         Consolidated Statements of Comprehensive Income for the Three
         Months and Six Months Ended June 30, 2003 and 2002.                5

         Statement of Changes in Shareholders' Equity for the Six
         Months Ended June 30, 2003 and 2002.                               6

         Consolidated Statement of Cash Flows for the Six
         Months Ended June 30, 2003 and 2002.                               7

         Notes to Consolidated Financial Statements                         8

Item 2 - Management's Discussion and Analysis                              12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        19

Item 4 - Controls and Procedures                                           23


PART II. - OTHER INFORMATION                                               27
           -----------------

Signatures                                                                 29

Index to Exhibits                                                          30

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                            June 30,      December 31,      June 30,
                                                                                            2003            2002            2002
Assets                                                                                  (Unaudited)                     (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due From                                                                        $48,316          $45,389        $31,201
  Federal Funds Sold                                                                             -            8,185          5,985
-----------------------------------------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                                                         48,316           53,574         37,186

Investment Securities:
  Available-for-Sale                                                                       218,010          206,063        166,128
  Held-to-Maturity                                                                          42,907           27,870         29,846
-----------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities                                                            260,917          233,933        195,974
-----------------------------------------------------------------------------------------------------------------------------------

Loans                                                                                      750,137          698,693        659,923
  Less: Unearned Income                                                                     (2,168)          (2,018)        (1,546)
  Less: Allowance for Loan Losses                                                          (17,091)         (16,684)       (13,093)
-----------------------------------------------------------------------------------------------------------------------------------
    Loans, Net                                                                             730,878          679,991        645,284
-----------------------------------------------------------------------------------------------------------------------------------
Land, Buildings & Equipment                                                                 11,099           11,342         11,511
Interest Receivable and Other Assets                                                        44,406           43,067         40,328
-----------------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                        $1,095,616       $1,021,907       $930,283
===================================================================================================================================

Liabilities & Shareholders' Equity
Deposits:
  Demand                                                                                  $196,845         $205,997       $172,540
  Interest Bearing Transaction                                                              88,889           93,646         84,259
  Savings                                                                                  243,699          231,964        219,608
  Time Deposits                                                                            328,299          318,618        303,679
-----------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                         857,732          850,225        780,086
-----------------------------------------------------------------------------------------------------------------------------------

Federal Funds Purchased                                                                          -           16,997              -
FHLB Borrowings                                                                            121,965           40,965         40,983
Other Liabilities                                                                            7,472           10,155          8,061
-----------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                                      987,169          918,342        829,130
-----------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
  Common Stock                                                                                   8                7              7
  Additional Paid In Capital                                                                72,717           64,979         65,661
  Retained Earnings                                                                         33,052           36,749         32,644
  Accumulated Other Comprehensive Income                                                     2,670            1,830          2,841
-----------------------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                             108,447          103,565        101,153
-----------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                                            $1,095,616       $1,021,907       $930,283
===================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)

(in thousands)                                                              Three Months                  Six Months
                                                                           Ended June 30,               Ended June 30,
                                                                        2003          2002           2003          2002
---------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Interest & Fees on Loans                                             $11,084        $10,226       $21,676        $20,128
  Federal Funds Sold                                                        18            187            97            330
  Securities:
    Investments Available-for-Sale:
      Taxable                                                            2,041          2,541         3,946          5,573
      Non-taxable                                                          285            240           569            477
    Investments Held-to-Maturity:
      Taxable                                                                5              8             9             18
      Non-taxable                                                          437            352           772            713
---------------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                             13,870         13,554        27,069         27,239
---------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest Bearing Transaction                                              30             75            79            164
  Savings                                                                  352            528           697          1,140
  Time Deposits                                                          1,737          2,264         3,644          4,897
   Interest on Borrowed Funds                                              828            556         1,405          1,106
---------------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                             2,947          3,423         5,825          7,307
---------------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                     10,923         10,131        21,244         19,932
Provision for Loan Losses                                                  125            300           325            500
---------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                     10,798          9,831        20,919         19,432
---------------------------------------------------------------------------------------------------------------------------

Non-Interest Income
  Service Charges on Deposit Accounts                                    1,228          1,155         2,404          2,244
  Net Gain (Loss) on Sale of Investment Securities                         242            232           374            276
  Other                                                                  1,717          1,564         3,360          2,635
---------------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                          3,187          2,951         6,138          5,155
---------------------------------------------------------------------------------------------------------------------------

Non-Interest Expense
  Salaries & Employee Benefits                                           5,311          4,568        10,250          8,748
  Occupancy                                                                368            422           773            835
  Equipment                                                                497            559         1,098          1,192
  Other Operating                                                        2,144          2,010         3,948          3,730
---------------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expense                                         8,320          7,559        16,069         14,505
---------------------------------------------------------------------------------------------------------------------------

Net Income Before Taxes                                                  5,665          5,223        10,988         10,082
Provision for Taxes                                                      2,021          1,903         3,943          3,700
---------------------------------------------------------------------------------------------------------------------------
    Net Income                                                          $3,644         $3,320        $7,045         $6,382
===========================================================================================================================

Earnings Per Share                                                       $4.76          $4.30         $9.19          $8.21
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income  (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                       Three Months Ended            Six Months Ended
                                                                                   June 30,     June 30,    June 30,     June 30,
                                                                                     2003         2002        2003         2002
----------------------------------------------------------------------------------------------------------------------------------
      Net Income                                                                   $ 3,644      $ 3,320     $ 7,045      $ 6,382

    Other Comprehensive Income (Loss) -

     Unrealized Gains on Derivative Instruments:
          Unrealized holding gains arising during the period, net
         of income tax effects of $30and $0 for the quarters ended
          June 30, 2003 and 2002, respectively, and $85 and $0
          for the six months ended June 30, 2003 and 2002, respectively.              $ 41          $ 0       $ 117          $ 0

     Unrealized Gains (Losses) on Securities:
          Unrealized holding gains (losses) arising during the period, net of income tax effects of $870 and $(269) for the quarters ended
         June 30, 2003 and 2002, respectively, and of $682 and ($57)
          for the six months ended June 30, 2003 and 2002, respectively.             1,200          371         940          (25)

          Less: Reclassification adjustment for realized (gains) losses included in net income, net of related income tax effects of ($101) and $0 for the quarters ended June 30, 2003 and 2002, respectively, and of
         $(157) and $(2) for the six months ended June 30, 2003 and 2002,
         respectively.                                                                (141)          (8)       (217)          (4)

----------------------------------------------------------------------------------------------------------------------------------
                Total Other Comprehensive Income                                     1,100          363         840          (29)
----------------------------------------------------------------------------------------------------------------------------------
      Comprehensive Income                                                         $ 4,744      $ 3,683     $ 7,885      $ 6,353
==================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)

(in thousands except share data)                                                                                      Accumulated
                                                Common                   Additional                    Other             Total
                                                Shares        Common       Paid-In      Retained   Comprehensive     Shareholders'
                                              Outstanding     Stock        Capital      Earnings       Income           Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                      719,269          $ 7      $ 61,360      $ 36,499      $ 2,870         $ 100,736
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                         -             -         6,382            -             6,382
Cash Dividends Declared on                                                                                                    -
   Common Stock                                                    -             -        (1,472)           -            (1,472)
5% Stock Dividend                                34,501            -         8,625        (8,625)           -                 -
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                                -             -          (140)           -              (140)
Redemption of Stock                             (18,021)           -        (4,324)            -            -            (4,324)
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                                   -             -             -          (29)              (29)
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                          735,749          $ 7      $ 65,661      $ 32,644     $  2,841          $101,153
================================================================================================================================


--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                      733,021          $ 7      $ 64,979      $ 36,749      $ 1,830         $ 103,565
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                         -             -         7,045            -             7,045
Cash Dividends Declared on
   Common Stock                                                    -             -        (1,604)           -            (1,604)
5% Stock Dividend                                35,985            1         8,996        (8,996)           -                 1
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                                -             -          (142)           -              (142)
Redemption of Stock                              (5,029)           -        (1,258)            -            -            (1,258)
Unrealized Gains on Derivative Instruments                                                                117               117
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                                   -             -             -          723               723
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003                          763,977          $ 8      $ 72,717      $ 33,052      $ 2,670         $ 108,447
================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statement of Cash Flows (Unaudited)                                           Six Months Ended
(in thousands)                                                                          June 30,      June 30,
                                                                                          2003          2002
-------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                                                              $7,045       $6,382
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Provision for Loan Losses                                                              325          500
     Depreciation and Amortization                                                          788          822
     Provision for Deferred Income Taxes                                                    (50)         (20)
     Net Accretion of Investment Securities                                                 810          (75)
     Net Gain on Sale of Investment Securities                                             (374)        (315)
 Net Change in Operating Assets & Liabilities:
      (Increase) Decrease in Interest Receivable and Other Assets                        (1,796)      (9,428)
      Increase (Decrease) in Interest Payable and Other Liabilities                      (2,584)      (1,375)
-------------------------------------------------------------------------------------------------------------
          Net Cash Provided (Used) by Operating Activities                                4,164       (3,509)

Investing Activities:
  Securities Available-for-Sale:
    Purchased                                                                          (139,443)     (10,694)
    Sold or Matured                                                                     128,276       87,808
  Securities Held-to-Maturity:
    Purchased                                                                           (22,096)        (249)
    Matured                                                                               7,091        3,127
  Net Loans Originated or Acquired                                                      (51,584)     (56,478)
  Principal Collected on Loans Charged Off                                                  372          154
  Net Additions to Premises and Equipment                                                  (545)        (901)
-------------------------------------------------------------------------------------------------------------
          Net Cash Provided (Used) by Investing Activities                              (77,929)      22,767

Financing Activities:
  Net Decrease in Demand, Interest-Bearing Transaction,
          and Savings Accounts                                                           (2,174)     (21,134)
  Increase (Decrease) in Time Deposits                                                    9,681      (18,491)
  Federal Funds Purchased                                                               (16,997)           0
  Federal Home Loan Bank Borrowings:
          Advances                                                                       81,018            0
          Paydowns                                                                          (18)         (17)
  Cash Dividends                                                                         (1,746)      (1,612)
  Stock Redemption                                                                       (1,257)      (4,324)
-------------------------------------------------------------------------------------------------------------
          Net Cash Provided (Used) by Financing Activities                               68,507      (45,578)

Increase (Decrease) in Cash and Cash Equivalents                                         (5,258)     (26,320)

Cash and Cash Equivalents at Beginning of Year                                           53,574       63,506
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of June 30, 2003 and June 30, 2002                         $48,316      $37,186
=============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                           FARMERS & MERCHANTS BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            For the six months ended June 30, 2003 and June 30, 2002

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

Certain amounts in the prior years' financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation. These reclassifications have no effect on previously reported net income.

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

Allowance for Loan Losses
As a financial institution which assumes lending and credit risks as a principal element in its business, credit losses will be experienced in the normal course of business. Accordingly, the allowance for loan losses is maintained at a level considered adequate by management to provide for losses that can be reasonably estimated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management employs a systematic methodology for determining the allowance for loan losses. On a quarterly basis, management reviews the credit quality of the loan portfolio in determining the adequacy of the allowance balance.

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

Earnings Per Share
The actual number of shares outstanding at June 30, 2003, was 763,977. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Weighted average number of shares for the six months ending June 30, 2003 and 2002 were 766,971 and 777,402, respectively. Earnings per share for the six months ending June 30, 2003 and 2002 were $9.19 and $8.21, respectively. Weighted average number of shares for the three months ending June 30, 2003 and 2002 were 765,375 and 771,734, respectively. Earnings per share for the three months ending June 30, 2003 and 2002 were $4.76 and $4.30, respectively. Prior periods per share amounts have been restated for the 5% stock dividend declared during 2003 and 2002.

Dividends
Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded.

On April 1, 2003, the Board of Directors declared a 5% stock dividend payable May 14, 2003, to shareholders of record at the close of business on April 15, 2003. Common stock shareholders of record as of April 15, 2003, received one share of common stock for every 20 shares of common stock owned. Fractional shares were not issued. For common stock share lots of less than 20 shares, a cash dividend in the amount of $12.50 per share was paid in lieu of the stock dividend.

The Board of Directors of Farmers & Merchants Bancorp declared a cash dividend on June 3, 2003, in the amount of $2.10 per share, an increase from the $2.00 per share paid last year. The cash dividend was paid on July 1, 2003, to stockholders of record as of June 17, 2003.

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

The Company utilizes derivative financial instruments such as interest rate caps, floors, swaps and collars. These instruments are purchased and/or sold to reduce the Company's exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income, as appropriate.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Statement No. 150 (FAS 150 or the "Standard"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Standard specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.

FAS 150 represents phase 1 of the FASB's broader project on (1) distinguishing between liability and equity instruments and (2) accounting for instruments that have characteristics of both types of instruments (the "liabilities and equity project"). The Standard covers a limited number of instruments that are to be classified as liabilities. It is expected that phase 2 of the project, set to begin in July, will address (1) separating compound financial instruments (including convertible debt and conditionally redeemable stock) that have characteristics of liabilities and equity into their liability and equity components, (2) the definition of an ownership relationship, and (3) the definition of liabilities in FASB Concepts Statement No. 6 (CON 6), Elements of Financial Statements.

For calendar-year-end companies, FAS 150 will become effective at the beginning of their third quarters. The Company does not anticipate that the adoption of Statement No. 150 will have a material impact on the financial condition or operating results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Farmers & Merchants Bancorp and its subsidiaries. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company's 2002 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute "forward-looking statements" and usually contain the words "estimate," "project," "expect," "objective," "goal," or similar expressions and include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe-harbor" provisions of the private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (i) the effect of changing regional and national economic conditions;
(ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state banking regulations; (v) competitive pressure in the banking industry and changes in banking or other laws and regulations or governmental fiscal or monetary policies; (vi) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (vii) dividend restrictions; (viii) asset/liability pricing risks and liquidity risks; (ix) changes in the securities markets; (x) certain operational risks involving data processing systems or fraud; and (xi) other external developments which could materially impact the Company's operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Analysis of the Results of Operations

Overview
For the three and six months ended June 30, 2003, Farmers & Merchants Bancorp reported net income of $3,644,000 and $7,045,000, earnings per share of $4.76 and $9.19 and return on average assets of 1.34% for both periods. Return on average shareholders' equity (net of accumulated other comprehensive income) was 13.84% and 13.54% for the three and six months ended June 30, 2003. For the three and six months ended June 30, 2002, net income totaled $3,320,000 and $6,382,000, earnings per share was $4.30 and $8.21 and return on average assets was 1.42% and 1.37%, respectively. Return on average shareholders' equity (net of accumulated other comprehensive income) for the three and six months ended June 30, 2002 was 13.63% and 13.08%, respectively.

The Company's improved earnings performance in 2003 was due to a combination of
(1) growth in earning assets, (2) improvement in the mix of earning assets as reflected by an increase in loans as a percentage of average earning assets, (3) improvement in non-interest income and (4) a reduction of the Company's effective tax rate from 36.6% at June 30, 2002 to 35.9% at June 30, 2003. These factors combined to offset a decline in the Bank's net interest margin as a result of the declining interest rate environment.

The following is a summary of the financial results for the six-month period ended June 30, 2003 compared to June 30, 2002.

o Net income increased 10.4% to $7.0 million from $6.4 million.

o Net interest income increased 6.6% to $21.2 million from $19.9 million.

o The provision for loan losses decreased 35.0% to $325 thousand from $500 thousand.

o Non-interest income increased 19.1% to $6.1 million from $5.2 million.

o Non-interest expense increased 10.8% to $16.1 million from $14.5 million.

o Total assets increased 17.8% to $1.1 billion.

o Investment securities increased 33.1% to $260.9 million.

o Gross loans increased 13.7% to $750.1 million.

o Total deposits increased 10.0% to $857.7 million.

o Total shareholders' equity increased 7.2% to $108.4 million.

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

Net interest income increased 6.6% to $21.2 million during the first six months of 2003, compared to $19.9 million at June 30, 2002. On a fully taxable equivalent basis, net interest income increased 7.0% and totaled $22.0 million at June 30, 2003, compared to $20.6 million for the first six months of 2002. Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the six months ended June 30, 2003, the net interest margin on a taxable equivalent basis was 4.54% compared to 4.78% in 2002. This decrease in net interest margin was primarily a result of the declining interest rate environment between the first six months of 2002 and the first six months of 2003.

Loans, generally the Company's highest earning asset, increased $90.2 million as of June 30, 2003 compared to June 30, 2002. On an average balance basis, loans increased by $100.6 million for the six months ended June 30, 2003. Due to the decline in interest rates during 2002 and the first six months of 2003, the yield on the loan portfolio decreased 52 basis points to 6.23% for the six months ended June 30, 2003 compared to 6.75% for the six months ended June 30, 2002. This decrease in yield was offset by the growth in loan balances, which resulted in interest revenue from loans increasing 7.7% to $21.7 million for the first six months of 2003.

The investment portfolio is the other main component of the Company's earning assets. The Company's investment policy is conservative. The Company invests primarily in mortgage-backed securities, U.S. Treasuries, U.S. Government Agencies, and high-grade municipals. Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is generally less than that of loans.

Average investment securities increased $30.2 million compared to the average balance at June 30, 2002. Even with the increase in the average balance of investment securities there was a decrease in interest income of $1.3 million for the six months ended June 30, 2003, due to the declining interest rate environment. The average yield, on a taxable equivalent basis, in the investment portfolio was 4.66% in 2003 compared to 6.44% in 2002. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $87.5 million or 13.4%. Of that increase, average other borrowed funds increased $45.8 million and interest-bearing deposits increased $41.7 million. Even as deposits increased, interest expense decreased 20.3% as a result of declining interest rates paid for those sources of funds. Overall, the average interest cost on deposits was 1.36% at June 30, 2003 and 2.04% at June 30, 2002.

The Company's earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix.

During March and April, 2003, the Bank implemented an asset/liability strategy designed to both increase its net interest margin and reduce the overall maturity mismatch in its asset and liability mix. This strategy involved borrowing $80 million of short-term advances from the Federal Home Loan Bank
(FHLB) and investing primarily in mortgage-backed securities and high-grade municipals. Prepayments and maturities on these securities will either be reinvested or used to fund loan growth.

Allowance and Provision for Loan Losses
As a financial institution that assumes lending and credit risks as a principal element of its business, credit losses will be experienced in the normal course of business. The allowance for loan losses is established to absorb losses inherent in the portfolio. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for risks inherent in the loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. In determining the adequacy of the allowance for loan losses, management takes into consideration examinations by the Company's supervisory authorities, results of internal credit reviews, financial condition of borrowers, loan concentrations, prior loan loss experience, and general economic conditions. The allowance is based on estimates and ultimate losses may vary from the current estimates. Management reviews these estimates periodically and, when adjustments are necessary, they are reported in the period in which they become known.

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

As of June 30, 2003, the allowance for loan losses was $17.1 million, which represents 2.3% of the total loan balances. As of June 30, 2002, the allowance was $13.1 million or 2.0% of total loans. The table below illustrates the change in the allowance for the first six months of 2003 and 2002.

Allowance for Loan Losses (in thousands)
Balance, December 31, 2002                           $ 16,684
Provision Charged to Expense                              325
Recoveries of Loans Previously Charged Off                372
Loans Charged Off                                       (290)
==============================================================
Balance, June 30, 2003                               $ 17,091
==============================================================

Balance, December 31, 2001                           $ 12,709
Provision Charged to Expense                              500
Recoveries of Loans Previously Charged Off                154
Loans Charged Off                                       (270)
==============================================================
Balance, June 30, 2002                               $ 13,093
==============================================================

Non-Interest Income
Overall, non-interest income increased $983 thousand or 19.1% for the six months ended June 30, 2003 compared to the same period of 2002. Most of the growth occurred in other non-interest income, which increased $725 thousand through the first six months of 2003. The increase was mainly the result of: (1) an increase of $140,000 in the cash surrender value of life insurance contracts, which is recognized as other non-interest income, (2) an increase of $188,000 in fees generated from ATM Non-Customer Use and (3) an increase of $135,000 in Gain on Loan Sales.

Non-Interest Expense
Overall, non-interest expense increased $1.6 million or 10.8% over the first six months of 2002, primarily as a result of a $1.5 million increase in Salaries and Employee Benefits. This increase was due to: (1) 18 month cycle salary merit increases which occurred in October, 2002, (2) increased contributions to the Bank's Profit Sharing Plan and (3) increased expense recognition associated with the Bank's Defined Benefit Pension Plan.

Income Taxes
The provision for income taxes increased 6.6% to $3.9 million for the first six months of 2003. The Company's effective tax rate decreased for the first six months of 2003 and was 35.9% compared to 36.7% for the same period in 2002.

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

The investment portfolio provides the Company with an income alternative to loans. As of June 30, 2003 the investment portfolio represented 23.8% of the Company's total assets. Total investment securities increased $64.9 million from a year ago and now total $260.9 million. As previously discussed (see "Net Interest Income"), the Bank has implemented an asset/liability strategy involving FHLB borrowings invested in investment securities. Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the six months ended June 30, 2003, average Federal Funds Sold was $11.6 million compared to $32.9 million in 2002.

Loans
The Company's loan portfolio at June 30, 2003 increased $90.2 million from June 30, 2002. The increase was due to strong loan demand in the Company's market area, along with an aggressive calling program on high quality loan prospects. Additionally, on an average balance basis loans have increased $100.6 million or 16.7%. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:
(in thousands)                  June 30, 2003    Dec. 31, 2002   June 30, 2002
-------------------------------------------------------------------------------
Real Estate                          $375,413         $322,074        $306,797
Real Estate Construction               61,993           66,467          51,963
Home Equity                            48,377           45,150          34,643
Agricultural                          115,722          109,130         102,642
Commercial                            128,950          135,877         143,743
Consumer                               19,682           19,995          20,135
-------------------------------------------------------------------------------
  Gross Loans                         750,137          698,693         659,923

Less:


  Unearned Income                       2,168            2,018           1,546
  Allowance for Loan Losses            17,091           16,684          13,093
-------------------------------------------------------------------------------
  Net Loans                          $730,878        $ 679,991       $ 645,284
===============================================================================

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 2003, the Company had entered into commitments with certain customers amounting to $262.5 million compared to $275.5 million at June 30, 2002. Letters of credit at June 30, 2003, and June 30, 2002, were $18.1 million and $17.2 million, respectively.

Non-Performing Assets
Non-performing assets are comprised of non-performing loans and other real estate owned. As set forth in the table below, non-performing loans as of June 30, 2003 were $2.9 million compared to $10.3 million at June 30, 2002. Accrued interest reversed from income on loans placed on a non-accrual status totaled $386 thousand at June 30, 2003 compared to $264 thousand at June 30, 2002. The Company reported no other real estate owned for both June 30, 2003 and June 31, 2002.

Non-Performing Assets
(dollar amounts in thousands)          June 30, 2003  Dec. 31, 2002  June 30, 2002
-----------------------------------------------------------------------------------
Non-performing Loans                          $2,928         $2,907        $10,330
Other Real Estate Owned                            0              0              0
===================================================================================
Total                                         $2,928         $2,907        $10,330
===================================================================================

Non-Performing Assets
as a % of Total Loans                           0.4%           0.4%          1.57%
Allowance for Loan Losses as a % of
Non-Performing Loans                          583.7%         573.9%         126.7%


Except for non-performing loans shown in the table above, the Bank's management is not aware of any loans as of June 30, 2003 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Bank's management cannot, however, predict the extent to which any deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower's ability to pay.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

At June 30, 2003, deposits totaled $857.7 million. This represents an increase of 10.0% or $77.6 million from June 30, 2002. The increase was focused in demand and savings accounts, which increased $24.3 million and $24.1 million, respectively. The Bank's calling efforts for prospective customers includes acquiring both loan and deposit relationships which results in new demand, interest bearing transaction and savings accounts.

Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets. These advances are also used to manage the Bank's interest rate risk exposure, and as opportunities exist to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB advances as of June 30, 2003 were $121.9 million compared to $40.9 million as of June 30, 2002. As previously discussed (see "Net Interest Income"), the Bank has implemented an asset/liability strategy involving FHLB borrowings invested in investment securities.

Capital
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations). Management believes, as of June 30, 2003, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

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


                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                         Regulatory Capital     Prompt Corrective
(in thousands)                                      Actual                  Requirements        Action Provisions
------------------------------------------------------------------------------------------------------------------
The Company:                                    Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of June 30, 2003
Total Capital to Risk Weighted Assets         $117,929      12.19%      $77,383       8.0%       N/A        N/A
Tier I Capital to Risk Weighted Assets         105,776      10.94%       38,692       4.0%       N/A        N/A
Tier I Capital to Average Assets               105,776       9.73%       43,464       4.0%       N/A        N/A

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                        Regulatory Capital      Prompt Corrective
(in thousands)                                      Actual                 Requirements         Action Provisions
------------------------------------------------------------------------------------------------------------------
The Bank:                                       Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of June 30, 2003
Total Capital to Risk Weighted Assets         $116,150      12.03%      $77,236       8.0%     $96,545      10.0%
Tier I Capital to Risk Weighted Assets         104,020      10.77%       38,618       4.0%      57,927       6.0%
Tier I Capital to Average Assets               104,020       9.61%       43,286       4.0%      54,108       5.0%


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

|X|  bank regulatory examination results; and

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

Management believes that the allowance for loan losses at June 30, 2003 was adequate to provide for both recognized losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan chargeoffs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The Company measures interest rate risk in terms of potential impact on both its economic value and earnings. The methods for governing the amount of interest rate risk include: (a) analysis of asset and liability mismatches (GAP analysis); (b) the utilization of a simulation model; and (c) limits on maturities of investment, loan and deposit products to relatively short periods which reduces the market volatility of those instruments.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2003, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 1.37% if rates increase by 200 basis points and a decrease in net interest income of 0.19% if rates decline 100 basis points.

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

In general, liquidity risk is managed daily by controlling the level of Fed Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Fed Funds as a cushion for temporary liquidity needs. During the second quarter of 2003, Federal Funds averaged $4.3 million. The Company maintains Federal Fund credit lines of $50 million with major banks subject to the customary terms and conditions for such arrangements and $175 million in repurchase lines with major brokers. In addition the Company has additional borrowing capacity of $46 million from the Federal Home Loan Bank.

At June 30, 2003, the Company had available liquid assets, which included cash and cash equivalents and unpledged investment securities of approximately $172.3 million, which represents 15.7% of total assets.

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

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of Company's controls and disclosure procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company. Based on the foregoing, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Average Balance Sheets

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and six-month periods ending June 30, 2003 and 2002.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                  Three Months Ended June 30,         Three Months Ended June 30,
                                                                             2003                                2002
Assets                                                          Balance    Interest     Rate        Balance    Interest      Rate
----------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                              $ 4,348       $ 18     1.66%       $ 27,586      $ 187      2.72%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                     0          0     0.00%              0          0      0.00%
  U.S. Agencies                                                  43,400        372     3.48%          4,314         56      5.26%
  Municipals - Taxable                                            1,295         20     6.26%          1,597         23      5.84%
  Municipals - Non-Taxable                                       31,973        447     5.67%         21,908        367      6.79%
  Mortgage Backed Securities                                    156,574      1,450     3.76%        155,312      2,311      6.03%
  Other                                                          17,803        199     4.53%          9,462        152      6.51%
----------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale              251,045      2,488     4.02%        192,593      2,909      6.13%
----------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                     0          0     0.00%              0          0      0.00%
  U.S. Agencies                                                       0          0     0.00%              0          0      0.00%
  Municipals - Taxable                                                0          0     0.00%              0          0      0.00%
  Municipals - Non-Taxable                                       43,280        686     6.43%         29,436        537      7.40%
  Mortgage Backed Securities                                          0          0     0.00%              0          0      0.00%
  Other                                                             469          6     5.19%            540          7      5.26%
----------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                 43,749        692     6.41%         29,976        544      7.36%
----------------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                   411,976      6,660     6.48%        342,186      6,269      7.35%
  Home Equity                                                    47,905        627     5.25%         29,055        385      5.31%
  Agricultural                                                  107,073      1,389     5.20%         95,224      1,267      5.34%
  Commercial                                                    130,563      1,889     5.80%        128,138      1,849      5.79%
  Installment                                                    14,178        402    11.37%         15,862        361      9.13%
  Credit Card                                                     4,371        101     9.27%          3,268         74      9.08%
  Municipal                                                       1,223         16     5.25%            968         21      8.70%
----------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                 717,289     11,084     6.20%        614,701     10,226      6.67%
----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                      1,016,431    $14,282     5.64%        864,856    $13,866      6.43%
                                                                        =====================               ======================

Unrealized Gain/(Loss) on Securities Available-for-Sale           4,517                               4,898
Allowance for Loan Losses                                       (17,111)                            (13,106)
Cash and Due From Banks                                          29,182                              28,656
All Other Assets                                                 55,786                              49,136
------------------------------------------------------------------------                     ---------------
    Total Assets                                             $1,088,805                            $934,440
========================================================================                     ===============

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                          $89,099       $ 30     0.14%        $87,554       $ 75      0.34%
  Savings                                                       244,690        352     0.58%        214,843        527      0.98%
  Time Deposits                                                 322,479      1,737     2.16%        308,999      2,266      2.94%
----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                             656,268      2,119     1.30%        611,396      2,868      1.88%
Other Borrowed Funds                                            123,614        828     2.69%         40,990        556      5.44%
----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                          779,882     $2,947     1.52%        652,386     $3,424      2.11%
                                                                        =====================               ======================

Demand Deposits (Non-Interest Bearing)                          191,186                             173,225
All Other Liabilities                                            10,360                               8,499
------------------------------------------------------------------------                     ---------------
    Total Liabilities                                           981,428                             834,110

Shareholders' Equity                                            107,377                             100,330
------------------------------------------------------------------------                     ---------------
    Total Liabilities & Shareholders' Equity                 $1,088,805                            $934,440
========================================================================                     ===============

Net Interest Margin                                                                    4.42%                                4.79%
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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                    Six Months Ended June 30,          Six Months Ended June 30,
                                                                              2003                                 2002
Assets                                                           Balance    Interest      Rate        Balance    Interest     Rate
----------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                              $ 11,643       $ 97      1.68%       $ 32,948     $ 330     2.02%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                      0          0      0.00%              0         0     0.00%
  U.S. Agencies                                                   37,890        638      3.41%          5,072       133     5.32%
  Municipals - Taxable                                             1,319         41      6.30%          1,618        51     6.39%
  Municipals - Non-Taxable                                        31,963        893      5.66%         21,853       729     6.76%
  Mortgage Backed Securities                                     136,569      2,819      4.19%        165,141     5,080     6.24%
  Other                                                           19,139        448      4.75%          9,404       310     6.68%
----------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale               226,880      4,839      4.32%        203,088     6,303     6.29%
----------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                      0          0      0.00%              0         0     0.00%
  U.S. Agencies                                                        0          0      0.00%              0         0     0.00%
  Municipals - Taxable                                                 0          0      0.00%              0         0     0.00%
  Municipals - Non-Taxable                                        36,085      1,207      6.79%         29,632     1,089     7.45%
  Mortgage Backed Securities                                           0          0      0.00%              0         0     0.00%
  Other                                                              474         13      5.56%            542        17     6.36%
----------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                  36,559      1,220      6.77%         30,174     1,106     7.43%
----------------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                    398,413     13,102      6.63%        337,888    12,277     7.33%
  Home Equity                                                     47,226      1,214      5.18%         26,665       697     5.27%
  Agricultural                                                   103,650      2,678      5.21%         93,954     2,600     5.58%
  Commercial                                                     133,189      3,742      5.67%        122,805     3,649     5.99%
  Consumer                                                        13,934        705     10.20%         15,923       714     9.04%
  Credit Card                                                      4,361        203      9.39%          3,303       158     9.65%
  Municipal                                                        1,237         32      5.22%            876        33     7.60%
----------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                  702,010     21,676      6.23%        601,414    20,128     6.75%
----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                         977,092    $27,832      5.74%        867,624   $27,867     6.48%
                                                                         ======================               ====================

Unrealized Gain/(Loss) on Securities Available-for-Sale            4,503                                5,002
Allowance for Loan Losses                                        (16,975)                             (13,041)
Cash and Due From Banks                                           29,212                               28,471
All Other Assets                                                  55,047                               46,718
-------------------------------------------------------------------------                      ---------------
    Total Assets                                              $1,048,879                             $934,774
=========================================================================                      ===============

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                           $89,208       $ 79      0.18%        $88,359     $ 164     0.37%
  Savings                                                        243,955        697      0.58%        212,769     1,140     1.08%
  Time Deposits                                                  321,664      3,644      2.28%        312,026     4,897     3.16%
----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                              654,827      4,420      1.36%        613,154     6,201     2.04%
Other Borrowed Funds                                              86,788      1,405      3.26%         40,993     1,106     5.44%
----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                           741,615     $5,825      1.58%        654,147    $7,307     2.25%
                                                                         ======================               ====================

Demand Deposits (Non-Interest Bearing)                           191,973                              171,769
All Other Liabilities                                              9,165                                8,360
-------------------------------------------------------------------------                      ---------------
    Total Liabilities                                            942,753                              834,276

Shareholders' Equity                                             106,126                              100,498
-------------------------------------------------------------------------                      ---------------
    Total Liabilities & Shareholders' Equity                  $1,048,879                             $934,774
=========================================================================                      ===============

Net Interest Margin                                                                      4.54%                              4.78%
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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)                                               Three Months Ended                         Six Months Ended
                                                 June 30, 2003 compared to June 30, 2002    June 30, 2003 compared to June 30, 2002
Interest Earning Assets                              Volume        Rate     Net Chg.          Volume         Rate      Net Chg.
-------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                   $ (116)       $ (53)   $ (169)         $ (185)        $ (48)     $ (233)
Investment Securities Available for Sale
  U.S. Treasuries                                         0            0         0               0             0           0
  U.S. Agencies                                         454         (138)      316             661          (157)        504
  Municipals - Taxable                                    0           (3)       (3)             (9)            0          (9)
  Municipals - Non-Taxable                              419         (339)       80             477          (313)        164
  Mortgage Backed Securities                            131         (992)     (861)           (779)       (1,482)     (2,261)
  Other                                                 314         (267)       47             392          (254)        138
-----------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale    1,318       (1,739)     (421)            742        (2,206)     (1,464)
-----------------------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Treasuries                                         0            0         0               0             0           0
  U.S. Agencies                                           0            0         0               0             0           0
  Municipals - Taxable                                    0            0         0               0             0           0
  Municipals - Non-Taxable                              565         (416)      149             364          (246)        118
  Mortgage Backed Securities                              0            0         0               0             0           0
  Other                                                   0           (1)       (1)             (2)           (2)         (4)
-----------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity        565         (417)      148             362          (248)        114
-----------------------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                         3,999       (3,608)      391           3,612        (2,787)        825
  Home Equity                                           275          (33)      242             552           (35)        517
  Agricultural                                          313         (191)      122             471          (393)         78
  Commercial                                             35            5        40             544          (451)         93
  Installment                                           (31)          72        41            (187)          178          (9)
  Credit Card                                            25            2        27              57           (12)         45
  Other                                                  26          (31)       (5)             23           (24)         (1)
-----------------------------------------------------------------------------------------------------------------------------
    Total Loans                                       4,642       (3,784)      858           5,072        (3,524)      1,548
-----------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                              6,409       (5,993)      416           5,991        (6,026)        (35)
-----------------------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                            10          (55)      (45)              5           (90)        (85)
  Savings                                               396         (571)     (175)            407          (850)       (443)
  Time Deposits                                         606       (1,135)     (529)            424        (1,677)     (1,253)
-----------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                   1,012       (1,761)     (749)            836        (2,617)     (1,781)
Other Borrowed Funds                                  2,022       (1,750)      272           1,534        (1,235)        299
-----------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                3,034       (3,511)     (477)          2,370        (3,852)     (1,482)
-----------------------------------------------------------------------------------------------------------------------------
Total Change                                         $3,375     $ (2,482)    $ 893          $3,621      $ (2,174)    $ 1,447
=============================================================================================================================

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

         None

ITEM 3. Defaults Upon Senior Securities

         Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders of Farmers & Merchants Bancorp held on April 21, 2003. The business conducted at the meeting included election of directors and ratification of PricewaterhouseCoopers LLP as the Company's independent auditors. Following is the voting results from the 2003 annual meeting of shareholders. As of April 21, 2003, 563,327 shares represented in person and by proxy participated in this election and shares were voted on the two measures before the shareholders as follows:

1.  ELECTION OF DIRECTORS

            Directors                   %                   For                  %                Withheld
            ---------                   -                   ---                  -                --------

  Stewart C. Adams, Jr.               98.67               555,842               1.33                7,485
                                  --------------     -------------------     -----------       ----------------

  Ralph Burlington                    98.77               556,417               1.23                6,910
                                  --------------     -------------------     -----------       ----------------

  Edward Corum, Jr.                   98.77               556,388               1.23                6,939
                                  --------------     -------------------     -----------       ----------------

  Robert F. Hunnell                   98.77               556,417               1.23                6,910
                                  --------------     -------------------     -----------       ----------------

  Ole R. Mettler                      98.74               556,227               1.26                7,100
                                  --------------     -------------------     -----------       ----------------

  James E. Podesta                    98.77               556,417               1.23                6,910
                                  --------------     -------------------     -----------       ----------------

  Kevin Sanguinetti                   98.77               556,417               1.23                6,910
                                  --------------     -------------------     -----------       ----------------

  H. C. Schumacher                    98.74               556,227               1.26                7,100
                                  --------------     -------------------     -----------       ----------------

  Kent A. Steinwert                   98.74               556,227               1.26                7,100
                                  --------------     -------------------     -----------       ----------------

  Calvin (Kelly) Suess                98.77               556,417               1.23                6,910
                                  --------------     -------------------     -----------       ----------------

  Carl A. Wishek, Jr.                 98.59               555,392               1.41                7,935
                                  --------------     -------------------     -----------       ----------------

2.       PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS, LLP

                                              No. of Shares %

         For:                     549,280                      74.93
                           ------------------------      ---------------------

         Against:                   4,859                        0.66
                           ------------------------      ---------------------

         Abstain                    9,187                        1.25
                           ------------------------      ---------------------



ITEM 5. Other Information

         None

ITEM 6(a). Exhibits

         See Exhibit Index on Page 30

ITEM 6(b). Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FARMERS & MERCHANTS BANCORP


Date:  August ___, 2003                         /s/ Kent A. Steinwer
                                               ------------------------------
                                                 Kent A. Steinwert
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



Date:  August ___, 2003                          /s/ Stephen W. Haley
                                               ------------------------------
                                                  Stephen W. Haley
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                 (Principal Accounting Officer)

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

10.3 Deferred Bonus Plan of Farmers & Merchants Bank of Central California adopted as of June 2, 1999, filed as Exhibit 10.3 to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.

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

10.7 Employment Agreement dated June 25, 2003, between Farmers & Merchants Bank of Central California and Stephen W. Haley, filed as Exhibit 10.7 to Registrant's 10-K for the year ended December 31, 2002, is incorporated herein by reference.

31   Rule 13(a)-14(a)/15d-14(a) Certifications.

32 Chief Executive Officer and Chief Financial Officer Certification pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.