Form 10-Q
period 2003-09-30
FARMERS & MERCHANTS BANCORP
filed 2003-11-13
CIK 1085913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                       or

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

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 763,977 as of November 6, 2003.

                           FARMERS & MERCHANTS BANCORP


                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I. - FINANCIAL INFORMATION                                          Page

Item 1 - Financial Statements

         Consolidated Balance Sheets as of September 30, 2003,
         December 31, 2002 and September 30, 2002.                         3

         Consolidated Statements of Income for the Three Months
         and Nine Months Ended September 30, 2003 and 2002.                4

         Consolidated Statements of Comprehensive Income for the Three
         Months and Nine Months Ended September 30, 2003 and 2002.         5

         Statement of Changes in Shareholders' Equity for the Nine
         Months Ended September 30, 2003 and 2002.                         6

         Consolidated Statement of Cash Flows for the Nine Months
         Ended September 30, 2003 and 2002.                                7

         Notes to Consolidated Financial Statements                        8

Item 2 - Management's Discussion and Analysis                             12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk       19

Item 4 - Controls and Procedures                                          23


PART II. - OTHER INFORMATION                                              27
           -----------------

Signatures                                                                28

Index to Exhibits                                                         29

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets

-------------------------------------------------------------------------- -------------- -------------- --------------
(in thousands)                                                             September 30,  December 31,   September 30,
                                                                               2003           2002           2002
Assets                                                                      (Unaudited)                   (Unaudited)
-------------------------------------------------------------------------- -------------- -------------- --------------
Cash and Cash Equivalents:
  Cash and Due From                                                              $36,521        $45,389        $34,875
  Federal Funds Sold                                                              20,800          8,185         20,985
-------------------------------------------------------------------------- -------------- -------------- --------------
    Total Cash and Cash Equivalents                                               57,321         53,574         55,860

Investment Securities:
  Available-for Sale                                                             194,056        206,063        147,092
  Held-to-Maturity                                                                41,182         27,870         28,261
-------------------------------------------------------------------------- -------------- -------------- --------------
    Total Investment Securities                                                  235,238        233,933        175,353
-------------------------------------------------------------------------- -------------- -------------- --------------

Loans                                                                            774,594        698,693        685,941
  Less: Unearned Income                                                          (2,132)        (2,018)        (1,554)
  Less: Allowance for Loan Losses                                               (17,126)       (16,684)       (13,118)
-------------------------------------------------------------------------- -------------- -------------- --------------
    Loans, Net                                                                   755,336        679,991        671,269
-------------------------------------------------------------------------- -------------- -------------- --------------
Land, Buildings & Equipment                                                       11,394         11,342         11,307
Interest Receivable and Other Assets                                              48,111         43,067         41,436
-------------------------------------------------------------------------- -------------- -------------- --------------
    Total Assets                                                              $1,107,400     $1,021,907       $955,225
========================================================================== ============== ============== ==============

Liabilities & Shareholders' Equity
Deposits:
  Demand                                                                        $200,304       $205,997       $184,982
  Interest Bearing Transaction                                                    86,754         93,646         82,707
  Savings                                                                        262,549        231,964        226,567
  Time Deposits                                                                  327,472        318,618        306,963
-------------------------------------------------------------------------- -------------- -------------- --------------
    Total Deposits                                                               877,079        850,225        801,219
-------------------------------------------------------------------------- -------------- -------------- --------------

Federal Funds Purchased                                                                0         16,997              0
FHLB Borrowings                                                                  111,938         40,965         40,974
Other Liabilities                                                                  7,965         10,155          9,110
-------------------------------------------------------------------------- -------------- -------------- --------------
    Total Liabilities                                                            996,982        918,342        851,303
-------------------------------------------------------------------------- -------------- -------------- --------------

Shareholders' Equity
  Common Stock                                                                         8              7              7
  Additional Paid In Capital                                                      72,717         64,979         65,464
  Retained Earnings                                                               36,931         36,749         36,089
  Accumulated Other Comprehensive Income                                             762          1,830          2,362
-------------------------------------------------------------------------- -------------- -------------- --------------
    Total Shareholders' Equity                                                   110,418        103,565        103,922
-------------------------------------------------------------------------- -------------- -------------- --------------
    Total Liabilities & Shareholders' Equity                                  $1,107,400     $1,021,907       $955,225
========================================================================== ============== ============== ==============

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)

---------------------------------------------------------------------------------------- ------------- ------------- --------------
(in thousands)                                                                       Three Months                Nine Months
                                                                                Ended September 30,          Ended September 30,
                                                                                2003          2002          2003           2002
------------------------------------------------------------------------- -------------- ------------- ------------- --------------
Interest Income:
  Interest & Fees on Loans                                                      $11,543       $10,954       $33,219        $31,082
  Federal Funds Sold                                                                 31            55           128            385
  Securities:
    Investments Available-for-Sale:
      Taxable                                                                    1,479          1,966         5,425         7,539
      Non-taxable                                                                  285            241           854           718
    Investments Held-to-Maturity:
      Taxable                                                                        6              7            15            25
      Non-taxable                                                                  431            341         1,203         1,054
------------------------------------------------------------------------- -------------- ------------- ------------- --------------
      Total Interest Income                                                      13,775        13,564        40,844         40,803
------------------------------------------------------------------------- -------------- ------------- ------------- --------------
Interest Expense:
  Interest Bearing Transaction                                                       19            61            98            225
  Savings                                                                           301           422           998          1,562
  Time Deposits                                                                   1,615         2,173         5,259          7,070
   Interest on Borrowed Funds                                                       775           562         2,180          1,668
------------------------------------------------------------------------- -------------- ------------- ------------- --------------
      Total Interest Expense                                                      2,710         3,218         8,535         10,525
------------------------------------------------------------------------- -------------- ------------- ------------- --------------

Net Interest Income                                                              11,065        10,346        32,309         30,278
Provision for Loan Losses                                                           150           500           475          1,000
------------------------------------------------------------------------- -------------- ------------- ------------- --------------
Net Interest Income After Provision for Loan Losses                              10,915         9,846        31,834         29,278
------------------------------------------------------------------------- -------------- ------------- ------------- --------------

Non-Interest Income
  Service Charges on Deposit Accounts                                             1,254         1,267         3,658          3,511
  Net Gain (Loss) on Sale of Investment Securities                                  176             0           550            276
  Other                                                                           1,722         1,464         5,082          4,099
------------------------------------------------------------------------- -------------- ------------- ------------- --------------
      Total Non-Interest Income                                                   3,152         2,731         9,290          7,886
------------------------------------------------------------------------- -------------- ------------- ------------- --------------

Non-Interest Expense
  Salaries & Employee Benefits                                                    5,185         4,425        15,435         13,173
  Occupancy                                                                         411           429         1,184          1,264
  Equipment                                                                         505           502         1,603          1,694
  Other Operating                                                                 1,913         1,796         5,861          5,526
------------------------------------------------------------------------- -------------- ------------- ------------- --------------
      Total Non-Interest Expense                                                  8,014         7,152        24,083         21,657
------------------------------------------------------------------------- -------------- ------------- ------------- --------------

Net Income Before Taxes                                                           6,053         5,425        17,041         15,507
Provision for Taxes                                                               2,173         1,980         6,116          5,680
------------------------------------------------------------------------- -------------- ------------- ------------- --------------
    Net Income                                                                   $3,880        $3,445       $10,925         $9,827
========================================================================= ============== ============= ============= ==============

Earnings Per Share                                                                $5.08         $4.47        $14.26         $12.67
========================================================================= ============== ============= ============= ==============

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income  (Unaudited)

-------------------------------------------------------------------------------------------------------- ---------- -----------
(in thousands)                                                                     Three Months Ended      Nine Months Ended
                                                                                 Sept. 30,   Sept. 30,   Sept. 30,  Sept. 30,
                                                                                    2003        2002       2003        2002
-------------------------------------------------------------------------------- ----------- ----------- ---------- -----------
      Net Income                                                                     $3,880      $3,445   $ 10,925     $ 9,827

    Other Comprehensive Income (Loss) -

     Unrealized Gains on Derivative Instruments:
          Unrealized holding gains arising during the period, net of income tax effects of ($170) and $0 for the quarters ended
          September 30, 2003 and 2002, respectively, and ($85) and $0

          for the nine months ended September 30, 2003 and 2002, respectively.         (66)           -         51           -

     Unrealized Gains (Losses) on Securities:
          Unrealized holding gains (losses) arising during the period, net of income tax effects of ($1,262) and ($234) for the quarters ended
          September 30, 2003 and 2002, respectively, and of ($580) and ($177)
          for the nine months ended September 30, 2003 and 2002, respectively.      (1,740)       (479)      (800)       (348)

          Less: Reclassification adjustment for realized (gains) losses included in net income, net of related income tax effects of ($74) and $0 for the quarters ended September 30, 2003 and 2002, respectively, and of
          ($231) and ($115) for the nine months ended September 30, 2003 and 2002,
          respectively.                                                               (102)           -      (319)       (160)

-------------------------------------------------------------------------------- ----------- ----------- ---------- -----------
                Total Other Comprehensive Income                                    (1,908)       (479)    (1,068)       (508)
-------------------------------------------------------------------------------- ----------- ----------- ---------- -----------

      Comprehensive Income                                                          $ 1,972     $ 2,966    $ 9,857     $ 9,319
================================================================================ =========== =========== ========== ===========

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
(in thousands except share data)                                                                                  Accumulated
                                                Common                Additional                     Other           Total
                                                Shares      Common      Paid-In      Retained    Comprehensive   Shareholders'
                                              Outstanding    Stock      Capital      Earnings        Income          Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                       719,269       $ 7     $ 61,360      $ 36,499       $ 2,870         $100,736
==============================================================================================================================
Net Income                                                       -            -         9,827             -            9,827
Cash Dividends Declared on
   Common Stock                                                  -            -       (1,472)             -          (1,472)
5% Stock Dividend                                 34,501         -        8,625       (8,625)             -                -
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                              -            -         (140)             -            (140)
Redemption of Stock                             (18,807)         -      (4,521)             -             -          (4,521)
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                                 -            -             -          (508)            (508)
------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                      734,963       $ 7     $ 65,464      $ 36,089       $ 2,362         $103,922
==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                       733,021       $ 7     $ 64,979      $ 36,749        $ 1,830         $103,565
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                       -            -        10,925              -           10,925
Cash Dividends Declared on
   Common Stock                                                  -            -       (1,605)              -          (1,605)
5% Stock Dividend                                 35,985         1        8,996       (8,996)              -                1
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                              -            -         (142)              -            (142)
Redemption of Stock                              (5,029)         -      (1,258)             -              -          (1,258)
Unrealized Gains on Derivative Instruments                                                                51               51
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                                                                      (1,119)          (1,119)
------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003                      763,977       $ 8     $ 72,717      $ 36,931          $ 762         $110,418
==============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statement of Cash Flows (Unaudited)                                                             Nine Months Ended
-------------------------------------------------------------------------------------------------- -------------------------------
(in thousands)                                                                                            Sept. 30,       Sept. 30,
                                                                                                            2003            2002
-------------------------------------------------------------------------------------------------- --------------- ---------------
Operating Activities:
 Net Income                                                                                               $10,925          $9,827
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Provision for Loan Losses                                                                                475           1,000
     Depreciation and Amortization                                                                          1,168           1,210
     Provision for Deferred Income Taxes                                                                     (75)            (30)
     Net Accretion of Investment Securities                                                                 1,351            (94)
     Net Gain on Sale of Investment Securities                                                              (730)           (378)
 Net Change in Operating Assets & Liabilities:
      (Increase) Decrease in Interest Receivable and Other Assets                                         (1,539)           (152)
      Increase (Decrease) in Interest Payable and Other Liabilities                                       (2,129)           (326)
-------------------------------------------------------------------------------------------------- --------------- ---------------
      Net Cash Provided by Operating Activities                                                             9,446          11,057

Investing Activities:
  Securities Available-for-Sale:
    Purchased                                                                                           (164,878)        (20,113)
    Sold or Matured                                                                                       174,263         115,505
  Securities Held-to-Maturity:
    Purchased                                                                                            (22,141)           (297)
    Matured                                                                                                 8,899           4,773
  Purchase of Life Insurance contracts                                                                    (2,600)        (10,080)
  Net Loans Originated or Acquired                                                                       (76,230)        (83,245)
  Principal Collected on Loans Charged Off                                                                    410             490
  Net Additions to Premises and Equipment                                                                 (1,220)         (1,085)
-------------------------------------------------------------------------------------------------- --------------- ---------------
      Net Cash Provided (Used) by Investing Activities                                                   (83,497)           5,948

Financing Activities:
  Net Decrease in Demand, Interest-Bearing Transaction,
      and Savings Accounts                                                                                 18,000         (3,285)
  Increase (Decrease) in Time Deposits                                                                      8,854        (15,207)
  Federal Funds Purchased                                                                                (16,997)               0
  Federal Home Loan Bank Borrowings:
      Advances                                                                                             70,973               0
      Paydowns                                                                                               (27)            (26)
  Cash Dividends                                                                                          (1,747)         (1,612)
  Stock Redemption                                                                                        (1,258)         (4,521)
-------------------------------------------------------------------------------------------------- --------------- ---------------
      Net Cash Provided (Used) by Financing Activities                                                     77,798        (24,651)

Increase (Decrease) in Cash and Cash Equivalents                                                            3,747         (7,646)

Cash and Cash Equivalents at Beginning of Year                                                             53,574          63,506
-------------------------------------------------------------------------------------------------- --------------- ---------------
Cash and Cash Equivalents as of Sept. 30, 2003 and Sept. 30, 2002                                         $57,321         $55,860
================================================================================================== =============== ===============

The accompanying notes are an integral part of these consolidated financial statements

                           FARMERS & MERCHANTS BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
       For the nine months ended September 30, 2003 and September 30, 2002

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

Loans
Loans are reported at the principal amount outstanding net of unearned discounts and deferred loan fees. Interest income on loans is accrued daily on the outstanding balances using the simple interest method. Loan origination fees, net of related loan origination costs, are deferred and recognized over the contractual life of the loan as an adjustment to the yield. Loans are placed on a non-accrual status when the collection of principal or interest is in doubt or when they become past due for 90 days or more unless they are both well-secured and in the process of collection. For this purpose a loan is considered well-secured if it is collateralized by property having a net realizable value in excess of the amount of the loan or is guaranteed by a financially capable party. When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and charged against current income, thereafter; interest income is recognized only as it is collected in cash. Loans placed on a non-accrual status are returned to accrual status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan.

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

Earnings Per Share
The actual number of shares outstanding at September 30, 2003, was 763,977. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Weighted average number of shares for the nine months ending September 30, 2003 and 2002 were 765,962 and 775,402, respectively. Earnings per share for the nine months ending September 30, 2003 and 2002 were $14.26 and $12.67, respectively. Weighted average number of shares for the three months ending September 30, 2003 and 2002 were 763,977 and 771,467, respectively. Earnings per share for the three months ending September 30, 2003 and 2002 were $5.08 and $4.47, respectively. Prior periods per share amounts have been restated for the 5% stock dividend declared during 2003 and 2002.

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

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB or the "Board") issued the Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement no. 133, "Accounting for Derivative Instruments and Hedging Activities."

This Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of Statement No. 149 did not have a material impact on the financial condition or operating results of the Company.

In May 2003, the Financial Accounting Standards Board (FASB or the "Board") issued the Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The Standard specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.

SFAS No. 150 represents phase 1 of the FASB's broader project on (1) distinguishing between liability and equity instruments and (2) accounting for instruments that have characteristics of both types of instruments (the "liabilities and equity project"). The Standard covers a limited number of instruments that are to be classified as liabilities. It is expected that phase 2 of the project, set to begin in July, will address (1) separating compound financial instruments (including convertible debt and conditionally redeemable stock) that have characteristics of liabilities and equity into their liability and equity components, (2) the definition of an ownership relationship, and (3) the definition of liabilities in FASB Concepts Statement No. 6 (CON 6), Elements of Financial Statements.

For calendar-year-end companies, SFAS No. 150 will become effective at the beginning of their third quarters. The adoption of Statement No. 150 did not have a material impact on the financial condition or operating results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Farmers & Merchants Bancorp and its subsidiaries. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company's 2002 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute "forward-looking statements" and usually contain the words "estimate," "project," "expect," "objective," "goal," or similar expressions and include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe-harbor" provisions of the private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (i) the effect of changing regional and national economic conditions;
(ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state banking laws or regulations; (v) competitive pressure in the banking industry; (vi) changes in governmental fiscal or monetary policies; (vii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (viii) dividend restrictions; (ix) asset/liability pricing risks and liquidity risks; (x) changes in the securities markets; (xi) certain operational risks involving data processing systems or fraud; and (xii) other external developments which could materially impact the Company's operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Analysis of the Results of Operations

Overview
For the three and nine months ended September 30, 2003, Farmers & Merchants Bancorp reported net income of $3,880,000 and $10,925,000, earnings per share of $5.08 and $14.26 and return on average assets of 1.40% and 1.36%. Return on average shareholders' equity (net of accumulated other comprehensive income) was 14.44% and 13.86% for the three and nine months ended September 30, 2003. For the three and nine months ended September 30, 2002, net income totaled $3,445,000 and $9,827,000, earnings per share was $4.47 and $12.67 and return on average assets was 1.45% and 1.39%, respectively. Return on average shareholders' equity (net of accumulated other comprehensive income) for the three and nine months ended September 30, 2002 was 13.86% and 13.34%, respectively.

The Company's improved earnings performance in 2003 was due to a combination of
(1) growth in earning assets, (2) improvement in the mix of earning assets as reflected by an increase in loans as a percentage of average earning assets, (3) improvement in non-interest income and (4) a reduction of the Company's effective tax rate from 36.6% for the nine months ended September 30, 2002 to 35.9% for the nine months ended September 30, 2003. These factors combined to offset a decline in the Bank's net interest margin as a result of the declining interest rate environment.

The following is a summary of the financial results for the nine-month period ended September 30, 2003 compared to September 30, 2002.

o  Net income increased 11.2% to $10.9 million from $9.8 million.

o  Net interest income increased 6.7% to $32.3 million from $30.3 million.

o The provision for loan losses decreased 52.5% to $475 thousand from $1.0 million.

o  Non-interest income increased 17.8% to $9.3 million from $7.9 million.

o  Non-interest expense increased 11.2% to $24.1 million from $21.6 million.

o  Total assets increased 15.9% to $1.1 billion.

o  Investment securities increased 34.2% to $235.2 million.

o  Gross loans increased 12.9% to $774.6 million.

o  Total deposits increased 9.5% to $877.1 million.

o  Total shareholders' equity increased 6.3% to $110.4 million.

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

Net interest income increased 6.7% to $32.3 million during the first nine months of 2003, compared to $30.3 million at September 30, 2002. On a fully taxable equivalent basis, net interest income increased 7.3% and totaled $33.5 million at September 30, 2003, compared to $31.2 million for the first nine months of 2002. Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the nine months ended September 30, 2003, the net interest margin on a taxable equivalent basis was 4.50% compared to 4.79% in 2002. This decrease in net interest margin was primarily a result of the declining interest rate environment between the first nine months of 2002 and the first nine months of 2003.

Loans, generally the Company's highest earning asset, increased $88.6 million as of September 30, 2003 compared to September 30, 2002. On an average balance basis, loans increased by $98.0 million for the nine months ended September 30, 2003. Due to the decline in interest rates during 2002 and the first nine months of 2003, the yield on the loan portfolio decreased 51 basis points to 6.14% for the nine months ended September 30, 2003 compared to 6.65% for the nine months ended September 30, 2002. This decrease in yield was offset by the growth in loan balances, which resulted in interest revenue from loans increasing 6.9% to $33.2 million for the first nine months of 2003.

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

Average investment securities increased $43.7 million compared to the average balance at September 30, 2002. Even with the increase in the average balance of investment securities there was a decrease in interest income of $1.6 million for the nine months ended September 30, 2003, due to the declining interest rate environment. The average yield, on a taxable equivalent basis, in the investment portfolio was 4.5% in 2003 compared to 6.4% in 2002. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates located on page 25 is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $101.8 million or 15.5%. Of that increase, average other borrowed funds increased $55.9 million and interest-bearing deposits increased $45.9 million. Even as deposits increased, interest expense decreased 28.3% as a result of declining interest rates paid for those sources of funds. Overall, the average interest cost on deposits was 1.28% at September 30, 2003 and 1.92% at September 30, 2002.

The Company's earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix.

During March and April, 2003, the Bank implemented an asset/liability strategy designed to both increase its net interest margin and reduce the overall maturity mismatch in its asset and liability mix. This strategy involved borrowing $80 million of short-term advances from the Federal Home Loan Bank
(FHLB) and investing primarily in mortgage-backed securities and high-grade municipals. As of September 30, 2003, $71 million of the short term FHLB advances were still outstanding. Prepayments and maturities on the securities purchased will either be reinvested or used to fund loan growth.

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

As of September 30, 2003, the allowance for loan losses was $17.1 million, which represents 2.2% of the total loan balances. As of September 30, 2002, the allowance was $13.1 million or 1.9% of total loans. The table below illustrates the change in the allowance for the first nine months of 2003 and 2002.

Allowance for Loan Losses (in thousands)
Balance, December 31, 2002                                   $ 16,684
Provision Charged to Expense                                      475
Recoveries of Loans Previously Charged Off                        411
Loans Charged Off                                               (444)
======================================================================
Balance, September 30, 2003                                  $ 17,126
======================================================================

Balance, December 31, 2001                                   $ 12,709
Provision Charged to Expense                                    1,000
Recoveries of Loans Previously Charged Off                        490
Loans Charged Off                                             (1,081)
======================================================================
Balance, September 30, 2002                                  $ 13,118
======================================================================

Non-Interest Income
Overall, non-interest income increased $1.4 million or 17.8% for the nine months ended September 30, 2003 compared to the same period of 2002. Most of the growth occurred in other non-interest income, which increased $983 thousand through the first nine months of 2003. The increase was mainly the result of: (1) an increase of $141,000 in the cash surrender value of life insurance contracts, which is recognized as other non-interest income, (2) an increase of $265,000 in fees generated from ATM Non-Customer Use and (3) an increase of $167,000 in Gain on Loan Sales.

Non-Interest Expense
Overall, non-interest expense increased $2.4 million or 11.2% over the first nine months of 2002, primarily as a result of a $2.3 million increase in Salaries and Employee Benefits. This increase was due to: (1) 18 month cycle salary merit increases which occurred in October, 2002, (2) increased contributions to the Bank's Supplemental Retirement Plan and (3) increased expense recognition associated with the Bank's Defined Benefit Pension Plan.

Income Taxes
The provision for income taxes increased 7.7% to $436 thousand for the first nine months of 2003. The Company's effective tax rate decreased for the first nine months of 2003 and was 35.9% compared to 36.6% for the same period in 2002.

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

The investment portfolio provides the Company with an income alternative to loans. As of September 30, 2003 the investment portfolio represented 21.2% of the Company's total assets. Total investment securities increased $59.9 million from a year ago and now total $235.2 million. As previously discussed (see "Net Interest Income"), the Bank implemented an asset/liability strategy involving FHLB borrowings invested in investment securities. Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the nine months ended September 30, 2003, average Federal Funds Sold was $12.4 million compared to $30.2 million in 2002.

Loans
The Company's loan portfolio at September 30, 2003 increased $88.7 million from September 30, 2002. The increase was due to strong loan demand in the Company's market area, along with an aggressive calling program on high quality loan prospects. Additionally, on an average balance basis loans have increased $98.0 million or 15.7%. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:

(in thousands)                 September 30, 2003     Dec. 31, 2002     September 30, 2002
-------------------------------------------------------------------------------------------
Real Estate                              $381,175           $322,074              $318,684
Real Estate Construction                   73,828             66,467                54,255
Home Equity                                50,054             45,150                41,413
Agricultural                              125,516            109,130               107,642
Commercial                                125,385            135,877               144,328
Consumer                                   18,636             19,995                19,619
-------------------------------------------------------------------------------------------
  Gross Loans                             774,594            698,693               685,941

Less:


  Unearned Income                           2,132              2,018                 1,554
  Allowance for Loan Losses                17,126             16,684                13,118
-------------------------------------------------------------------------------------------
  Net Loans                              $755,336          $ 679,991             $ 671,269
===========================================================================================

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 2003, the Company had entered into commitments with certain customers amounting to $291.1 million compared to $238.0 million at September 30, 2002. Letters of credit at September 30, 2003, and September 30, 2002, were $16.7 million and $13.8 million, respectively.

Non-Performing Assets
Non-performing assets are comprised of non-performing loans and other real estate owned. As set forth in the table below, non-performing loans as of September 30, 2003 were $2.7 million compared to $3.7 million at September 30, 2002. Accrued interest reversed from income on loans placed on a non-accrual status totaled $320 thousand at September 30, 2003 compared to $285 thousand at September 30, 2002. The Company reported no other real estate owned for both September 30, 2003 and September 30, 2002.

Non-Performing Assets

(dollar amounts in thousands)                September 30, 2003       December 31, 2002       September 30, 2002
--------------------------------------- ------------------------ ----------------------- ------------------------
Non-performing Loans                                     $2,745                  $2,907                   $3,721
Other Real Estate Owned                                       0                       0                        0
======================================= ======================== ======================= ========================
Total                                                    $2,745                  $2,907                   $3,721
======================================= ======================== ======================= ========================

Non-Performing Assets
as a % of Total Loans                                      0.4%                    0.4%                     0.5%
Allowance for Loan Losses as a % of
Non-Performing Loans                                     623.9%                  573.9%                   352.5%

Except for non-performing loans shown in the table above, the Bank's management is not aware of any loans as of September 30, 2003 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Bank's management cannot, however, predict the extent to which any deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower's ability to pay.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

At September 30, 2003, deposits totaled $877.1 million. This represents an increase of 9.5% or $75.8 million from September 30, 2002. The increase was focused in savings and time deposit accounts, which increased $36.0 million and $20.5 million, respectively. The Bank's calling efforts for prospective customers includes acquiring both loan and deposit relationships which results in new demand, interest bearing transaction and savings accounts.

Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets. These advances are also used to manage the Bank's interest rate risk exposure, and as opportunities exist to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB advances as of September 30, 2003 were $111.9 million compared to $40.9 million as of September 30, 2002. As previously discussed (see "Net Interest Income"), the Bank implemented an asset/liability strategy involving FHLB borrowings invested in investment securities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations). Management believes, as of September 30, 2003, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of September 30, 2002, the most recent notification from the Federal Reserve Bank categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Bank must maintain minimum Total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                        Regulatory Capital     Prompt Corrective
(in thousands)                                        Actual               Requirements        Action Provisions
------------------------------------------------------------------------------------------------------------------
The Company:                                    Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of September 30, 2003
Total Capital to Risk Weighted Assets         $121,951      12.46%     $ 78,301       8.0%     N/A        N/A
Tier I Capital to Risk Weighted Assets        $109,656      11.20%     $ 39,150       4.0%     N/A        N/A
Tier I Capital to Average Assets              $109,656       9.96%     $ 44,048       4.0%     N/A        N/A

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                        Regulatory Capital      Prompt Corrective
(in thousands)                                        Actual               Requirements         Action Provisions
------------------------------------------------------------------------------------------------------------------
The Bank:                                       Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of September 30, 2003
Total Capital to Risk Weighted Assets         $120,141      12.39%     $ 77,570       8.0%    $ 96,963      10.0%
Tier I Capital to Risk Weighted Assets        $107,959      11.13%     $ 38,785       4.0%    $ 58,178       6.0%
Tier I Capital to Average Assets              $107,959       9.82%     $ 43,983       4.0%    $ 54,979       5.0%

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

Management believes that the allowance for loan losses at September 30, 2003 was adequate to provide for both recognized losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan chargeoffs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2003, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.51% if rates increase by 200 basis points and a decrease in net interest income of 1.10% if rates decline 100 basis points.

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

In general, liquidity risk is managed daily by controlling the level of Fed Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Fed Funds as a cushion for temporary liquidity needs. During the third quarter of 2003, Federal Funds averaged $12.4 million. The Company maintains Federal Fund credit lines of $50 million with major banks subject to the customary terms and conditions for such arrangements and $175 million in repurchase lines with major brokers. In addition the Company has additional borrowing capacity of $55 million from the Federal Home Loan Bank.

At September 30, 2003, the Company had available liquid assets, which included cash and cash equivalents and unpledged investment securities of approximately $172.2 million, which represents 15.6% of total assets.

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

Average Balance Sheets

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and nine-month periods ending September 30, 2003 and 2002.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                              Three Months Ended Sept. 30,       Three Months Ended Sept. 30,
                                                                            2003                              2002
Assets                                                        Balance     Interest      Rate     Balance    Interest      Rate
----------------------------------------------------------- ------------- ---------- --------- ------------ ---------- ----------
Federal Funds Sold                                              $ 13,923       $ 31     0.88%     $ 24,857       $ 55      0.88%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                      0          0     0.00%            0          0      0.00%
  U.S. Agencies                                                   52,514        444     3.43%            0          0      0.00%
  Municipals - Taxable                                             1,212         19     6.36%        1,469         22      6.07%
  Municipals - Non-Taxable                                        31,931        447     5.68%       21,989        368      6.79%
  Mortgage Backed Securities                                     113,266        856     3.06%      122,101      1,794      5.96%
  Other                                                           11,408        160     5.69%        8,306        149      7.28%
----------------------------------------------------------- ------------- ---------- --------- ------------ ---------- ----------
    Total Investment Securities Available-for-Sale               210,331      1,926     3.71%      153,865      2,333      6.15%
----------------------------------------------------------- ------------- ---------- --------- ------------ ---------- ----------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                      0          0     0.00%            0          0      0.00%
  U.S. Agencies                                                        0          0     0.00%            0          0      0.00%
  Municipals - Taxable                                                 0          0     0.00%            0          0      0.00%
  Municipals - Non-Taxable                                        41,710        677     6.58%       28,435        521      7.44%
  Mortgage Backed Securities                                           0          0     0.00%            0          0      0.00%
  Other                                                              440          6     5.53%          530          8      6.12%
----------------------------------------------------------- ------------- ---------- --------- ------------ ---------- ----------
    Total Investment Securities Held-to-Maturity                  42,150        683     6.57%       28,965        529      7.41%
----------------------------------------------------------- ------------- ---------- --------- ------------ ---------- ----------

Loans
  Real Estate                                                    443,310      7,146     6.40%      361,909      6,330      6.94%
  Home Equity                                                     49,073        596     4.82%       38,391        504      5.21%
  Agricultural                                                   122,356      1,563     5.07%      106,654      1,459      5.43%
  Commercial                                                     130,209      1,778     5.42%      144,471      2,228      6.12%
  Consumer                                                        13,547        342    10.02%       15,155        339      8.87%
  Credit Card                                                      4,343        102     9.32%        3,306         77      9.24%
  Municipal                                                        1,311         16     4.84%        1,205         17      5.60%
----------------------------------------------------------- ------------- ---------- --------- ------------ ---------- ----------
    Total Loans                                                  764,149     11,543     5.99%      671,091     10,954      6.48%
----------------------------------------------------------- ------------- ---------- --------- ------------ ---------- ----------
    Total Earning Assets                                       1,030,553    $14,183     5.46%      878,778    $13,871      6.26%
                                                                          ========== =========              ========== ==========

Unrealized Gain/(Loss) on Securities Available-for-Sale            2,996                             4,597
Allowance for Loan Losses                                       (17,166)                          (13,257)
Cash and Due From Banks                                           30,345                            28,438
All Other Assets                                                  58,764                            52,400
----------------------------------------------------------- -------------                      ------------
    Total Assets                                              $1,105,492                          $950,956
=========================================================== =============                      ============

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                           $89,146       $ 19     0.08%      $85,062       $ 61      0.28%
  Savings                                                        254,582        301     0.47%      223,153        422      0.75%
  Time Deposits                                                  330,531      1,615     1.94%      311,618      2,173      2.77%
----------------------------------------------------------- ------------- ---------- --------- ------------ ---------- ----------
    Total Interest Bearing Deposits                              674,259      1,935     1.14%      619,833      2,656      1.70%
Other Borrowed Funds                                             116,683        775     2.64%       40,979        562      5.44%
----------------------------------------------------------- ------------- ---------- --------- ------------ ---------- ----------
    Total Interest Bearing Liabilities                           790,942     $2,710     1.36%      660,812     $3,218      1.93%
                                                                          ========== =========              ========== ==========

Demand Deposits (Non-Interest Bearing)                           196,893                           179,196
All Other Liabilities                                              8,862                             8,877
----------------------------------------------------------- -------------                      ------------
    Total Liabilities                                            996,697                           848,885

Shareholders' Equity                                             108,795                           102,071
----------------------------------------------------------- -------------                      ------------
    Total Liabilities & Shareholders' Equity                  $1,105,492                          $950,956
=========================================================== =============                      ============

Net Interest Margin                                                                     4.42%                              4.81%
=========================================================== ============= ========== ========= ============ ========== ==========

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                  Nine Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                                              2003                              2002
Assets                                                          Balance     Interest       Rate     Balance   Interest      Rate
------------------------------------------------------------- ------------ ----------- ----------- ---------- ---------- ---------
Federal Funds Sold                                               $ 12,424       $ 128       1.38%    $30,203      $ 385     1.70%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                       0           0       0.00%          0          0     0.00%
  U.S. Agencies                                                    42,819       1,082       3.42%      3,363        133     5.35%
  Municipals - Taxable                                              1,282          60       6.33%      1,567         73     6.30%
  Municipals - Non-Taxable                                         31,953       1,340       5.67%     21,899      1,097     6.77%
  Mortgage Backed Securities                                      128,737       3,675       3.86%    150,659      6,874     6.17%
  Other                                                            16,429         608       5.00%      8,721        459     7.12%
------------------------------------------------------------- ------------ ----------- ----------- ---------- ---------- ---------
    Total Investment Securities Available-for-Sale                221,220       6,765       4.13%    186,209      8,636     6.27%
------------------------------------------------------------- ------------ ----------- ----------- ---------- ---------- ---------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                       0           0       0.00%          0          0     0.00%
  U.S. Agencies                                                         0           0       0.00%          0          0     0.00%
  Municipals - Taxable                                                  0           0       0.00%          0          0     0.00%
  Municipals - Non-Taxable                                         37,984       1,884       6.70%     29,231      1,610     7.45%
  Mortgage Backed Securities                                            0           0       0.00%          0          0     0.00%
  Other                                                               463          19       5.55%        538         25     6.28%
------------------------------------------------------------- ------------ ----------- ----------- ---------- ---------- ---------
    Total Investment Securities Held-to-Maturity                   38,447       1,903       6.69%     29,769      1,635     7.43%
------------------------------------------------------------- ------------ ----------- ----------- ---------- ---------- ---------

Loans
  Real Estate                                                     413,504      20,248       6.55%    345,962     18,607     7.19%
  Home Equity                                                      47,848       1,810       5.06%     30,608      1,201     5.25%
  Agricultural                                                    109,943       4,241       5.16%     98,229      4,001     5.45%
  Commercial                                                      132,182       5,520       5.58%    130,108      5,935     6.10%
  Consumer                                                         13,804       1,047      10.14%     15,666      1,053     8.99%
  Credit Card                                                       4,355         305       9.36%      3,304        235     9.51%
  Municipal                                                         1,262          48       5.09%        987         50     6.77%
------------------------------------------------------------- ------------ ----------- ----------- ---------- ---------- ---------
    Total Loans                                                   722,898      33,219       6.14%    624,864     31,082     6.65%
------------------------------------------------------------- ------------ ----------- ----------- ---------- ---------- ---------
    Total Earning Assets                                          994,989     $42,015       5.65%    871,045    $41,738     6.41%
                                                                           =========== ===========            ========== =========

Unrealized Gain/(Loss) on Securities Available-for-Sale             3,980                              4,868
Allowance for Loan Losses                                        (17,039)                           (13,115)
Cash and Due From Banks                                            29,595                             28,443
All Other Assets                                                   56,288                             48,926
------------------------------------------------------------- ------------                         ----------
    Total Assets                                               $1,067,813                           $940,167
============================================================= ============                         ==========

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                            $89,182        $ 98       0.15%    $87,252      $ 225     0.34%
  Savings                                                         247,517         997       0.54%    216,258      1,562     0.97%
  Time Deposits                                                   324,661       5,260       2.17%    311,897      7,070     3.03%
------------------------------------------------------------- ------------ ----------- ----------- ---------- ---------- ---------
    Total Interest Bearing Deposits                               661,360       6,355       1.28%    615,407      8,857     1.92%
Other Borrowed Funds                                               96,878       2,180       3.01%     40,988      1,668     5.44%
------------------------------------------------------------- ------------ ----------- ----------- ---------- ---------- ---------
    Total Interest Bearing Liabilities                            758,238      $8,535       1.50%    656,395    $10,525     2.14%
                                                                           =========== ===========            ========== =========

Demand Deposits (Non-Interest Bearing)                            193,623                            174,231
All Other Liabilities                                               9,067                              8,503
------------------------------------------------------------- ------------                         ----------
    Total Liabilities                                             960,928                            839,129

Shareholders' Equity                                              106,885                            101,038
------------------------------------------------------------- ------------                         ----------
    Total Liabilities & Shareholders' Equity                   $1,067,813                           $940,167
============================================================= ============                         ==========

Net Interest Margin                                                                         4.50%                           4.79%
============================================================= ============ =========== =========== ========== ========== =========

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)

                                                               Three Months Ended                    Nine Months Ended
(in thousands)                                         Sept. 30, 2003 vs. Sept. 30, 2002     Sept. 30, 2003 vs. Sept. 30, 2002
Interest Earning Assets                                 Volume        Rate      Net Chg.       Volume       Rate      Net Chg.
----------------------------------------------------- ------------ ----------- ------------ ------------- ---------- -----------
Federal Funds Sold                                        $  (26)        $  2       $ (24)       $ (194)     $ (63)     $ (257)
Investment Securities Available for Sale
  U.S. Treasuries                                               0           0            0             0          0           0
  U.S. Agencies                                               222         222          444         1,046       (98)         948
  Municipals - Taxable                                        (9)           6          (3)          (13)          0        (13)
  Municipals - Non-Taxable                                    416       (337)           79           536      (292)         244
  Mortgage Backed Securities                                (121)       (817)        (938)         (895)    (2,304)     (3,199)
  Other                                                       172       (161)           11           387      (238)         149
----------------------------------------------------- ------------ ----------- ------------ ------------- ---------- -----------
    Total Investment Securities Available for Sale            680     (1,087)        (407)         1,061    (2,932)     (1,871)
----------------------------------------------------- ------------ ----------- ------------ ------------- ---------- -----------

Investment Securities Held to Maturity
  U.S. Treasuries                                               0           0            0             0          0           0
  U.S. Agencies                                                 0           0            0             0          0           0
  Municipals - Taxable                                          0           0            0             0          0           0
  Municipals - Non-Taxable                                    515       (359)          156           531      (257)         274
  Mortgage Backed Securities                                    0           0            0             0          0           0
  Other                                                       (2)           0          (2)           (4)        (2)         (6)
----------------------------------------------------- ------------ ----------- ------------ ------------- ---------- -----------
    Total Investment Securities Held to Maturity              513       (359)          154           527      (259)         268
----------------------------------------------------- ------------ ----------- ------------ ------------- ---------- -----------

Loans:
  Real Estate                                               3,525     (2,709)          816         4,180    (2,539)       1,641
  Home Equity                                                 308       (216)           92           681       (72)         609
  Agricultural                                                600       (496)          104           559      (318)         241
  Commercial                                                (209)       (241)        (450)           146      (562)       (416)
  Installment                                               (155)         158            3         (176)        171         (5)
  Credit Card                                                  25           0           25            74        (4)          70
  Other                                                         7         (8)          (1)            17       (19)         (2)
----------------------------------------------------- ------------ ----------- ------------ ------------- ---------- -----------
    Total Loans                                             4,101     (3,512)          589         5,481    (3,343)       2,138
----------------------------------------------------- ------------ ----------- ------------ ------------- ---------- -----------
    Total Earning Assets                                    5,268     (4,956)          312         6,875    (6,597)         278
----------------------------------------------------- ------------ ----------- ------------ ------------- ---------- -----------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                  19        (61)         (42)             8      (135)       (127)
  Savings                                                     310       (432)        (122)           316      (881)       (565)
  Time Deposits                                               776     (1,333)        (557)           450    (2,259)     (1,809)
----------------------------------------------------- ------------ ----------- ------------ ------------- ---------- -----------
    Total Interest Bearing Deposits                         1,105     (1,826)        (721)           774    (3,275)     (2,501)
Other Borrowed Funds                                        1,964     (1,751)          213           762      (250)         512
----------------------------------------------------- ------------ ----------- ------------ ------------- ---------- -----------
    Total Interest Bearing Liabilities                      3,069     (3,577)        (508)         1,536    (3,525)     (1,989)
----------------------------------------------------- ------------ ----------- ------------ ------------- ---------- -----------
Total Change                                               $2,199   $ (1,379)        $ 820        $5,339   $(3,072)     $ 2,267
===================================================== ============ =========== ============ ============= ========== ===========

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

         None

ITEM 3. Defaults Upon Senior Securities

         Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

                  None

ITEM 5. Other Information

         None

ITEM 6(a). Exhibits

         See Exhibit Index on Page 30.

ITEM 6(b). Reports on Form 8-K

         During the quarter ended September 30, 2003 the Company filed the following Current Reports of Form 8-K:

         Description                                      Date of Report

         Quarterly results of operations                  July 28, 2003

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   FARMERS & MERCHANTS BANCORP


Date:  November 13, 2003                           /s/Kent A. Steinwert
                                                   __________________________
                                                   Kent A. Steinwert
                                                   President and
                                                   Chief Executive Officer
                                                  (Principal Executive Officer)



Date:  November 13, 2003                           /s/Stephen W. Haley
                                                   __________________________
                                                   Stephen W. Haley
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                  (Principal Accounting Officer)

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

10.2 Employment Agreement dated December 14, 1998, between Farmers & Merchants Bank of Central California and Richard S. Erichson, filed as Exhibit 10.2 to Registrant's 8-K dated April 30, 1999, is incorporated herein by reference.

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