Form 10-K
period 2003-12-31
FARMERS & MERCHANTS BANCORP
filed 2004-03-11
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-K
                           --------------------------
             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

     The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2003 (based on the last reported trade on June 24, 2003) was $229,193,100.

     The number of shares of Common Stock outstanding as of March 5, 2004:
762,239

Documents Incorporated by Reference:
Portions of the Annual Report to Shareholders for fiscal year ended December 31, 2003 are incorporated by reference in Part II, Items 5 through 9A and Part IV,
Item 15. Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

                           FARMERS & MERCHANTS BANCORP
                                    FORM 10-K
                                TABLE OF CONTENTS

PART I                                                                  Page

     Introduction                                                         4

    Item  1. Business                                                     4
                   - General Development of the Business
                   - Service Area
                   - Employees
                   - Competition
                   - Government Policies
                   - Supervision and Regulation
                   - Risk Factors
                   - Statistical Disclosure

    Item  2. Properties                                                  27

    Item  3. Legal Proceedings                                           27

    Item  4. Submission of Matters to a Vote of Security Holders         27

PART II

    Item  5. Market for the Registrant's Common Stock and Related
             Stockholder Matters                                         27

    Item  6. Selected Financial Data                                     28

    Item  7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         28

    Item 7A. Quantitative and Qualitative Disclosures About Market Risk  28

    Item  8. Financial Statements and Supplementary Data                 28

    Item  9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures                        28

    Item 9A. Controls and Procedures                                     28

PART III

    Item 10. Directors and Executive Officers of the Company             29

    Item 11. Executive Compensation                                      29

    Item 12. Security Ownership of Certain Beneficial
             Owners and Management and Related Stockholder Matters       29

    Item 13. Certain Relationships and Related Transactions              29

    Item 14. Principal Accountant Fees and Services                      29

PART IV

    Item 15. Exhibits, Financial Statement Schedules and
             Reports on Forms 8-K                                        29

Signatures                                                               30

Index to Exhibits                                                        31

Introduction - Forward Looking Statements
This annual report contains various forward-looking statements, usually containing the words "estimate," "project," "expect," "objective," "goal," or similar expressions and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe-harbor" provisions of the private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (i) the effect of changing regional and national economic conditions;
(ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state banking laws or regulations; (v) changes in governmental fiscal or monetary policies; (vi) competitive pressure in the banking industry; (vii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (viii) dividend restrictions; (ix) asset/liability pricing risks and liquidity risks; (x) changes in the securities markets; (xi) certain operational risks involving data processing systems or fraud; (xii) the State of California's fiscal difficulties; and (xiii) other external developments which could materially impact the Company's operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

The Bank continued expansion in the Lodi market area and also acquired three offices in Turlock and Hilmar in 1985. The service area was next expanded by opening a loan production office in the community of Elk Grove. This office was later converted to a full service branch. A third office was also opened in Modesto. The year 2002 saw the opening of the Lincoln Center office with its state of the art Merchant Center. This is the Company's first branch in the city of Stockton. In September, 2003 the Bank opened its fourth office in Modesto. Located across from the Vintage Faire Mall, this branch incorporates state of the art technology throughout and represents the template for the Bank's future branch expansions and renovations.

On March 10, 1999, Farmers & Merchants Bancorp (together with its subsidiaries, the "Company"), pursuant to a reorganization, acquired all of the voting stock of Farmers & Merchants Bank of Central California (the "Bank"). Farmers & Merchants Bancorp is a bank holding company incorporated in the State of Delaware, and registered under the Bank Holding Company Act of 1956, as amended. The Company's outstanding securities as of December 31, 2003 consisted of 763,274 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company's principal asset.

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

During 2003 the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I, for the sole purpose of issuing trust preferred securities. See Note 19 of Notes to Consolidated Financial Statements.

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

Service Area
The Company services the northern Central Valley of California with 18 banking offices. The area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock and Hilmar.

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

Employees
At December 31, 2003, the Company employed a total of 291 full time equivalent employees. The Company believes that its employee relations are excellent.

Competition
The banking and financial services industry in California generally, and in the Company's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The Company competes with other major commercial banks, diversified financial institutions, savings banks, credit unions, savings and loan associations, money market and other mutual funds, mortgage companies, and a variety of other nonbanking financial services and advisory companies. Federal legislation in recent years has encouraged competition between different types of financial service providers and has fostered new entrants into the financial services market, and it is anticipated that this trend will continue. Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies.

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

The business of the Company and the Bank is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Bank (the "FRB"). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statues and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. See Item 1. Business -- Supervision and Regulation, below.

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

The Company
The Company is a registered bank holding company and is subject to regulation under the Bank Holding Company Act of 1956 ("BHCA"), as amended. Accordingly, the Company's operations, and its subsidiaries are subject to extensive regulation and examination by the FRB. The Company is required to file with the FRB quarterly and annual reports and such additional information as the FRB may require pursuant to the Bank Holding Company Act. The FRB conducts periodic examinations of the Company and its subsidiaries.

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

Directors, officers and principal shareholders of the Company, and the companies with which they are associated, have had and will continue to have banking transactions with the Bank in the ordinary course of business. All such extensions of credit are made on substantially the same terms (including interest rates and collateral) as, and following credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions by the Bank with other persons not covered by 12 USC 215.1 et seq. and who are not employed by the Bank, and does not involve more than the normal risk of repayment or present other unfavorable features. Extensions of credit to insiders have been and may be made pursuant to a benefit or compensation program that is widely available to employees of the Bank and that does not give preference to any insider of the Bank over other employees.

The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the FRB, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

The Gramm-Leach-Bliley Act of 1999 ("GLBA") eliminated many of the restrictions placed on the activities of bank holding companies that become financial holding companies. Among other things, GLBA repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that are financial holding companies to engage in activities, and acquire companies engaged in activities, that are: financial in nature (including insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities); incidental to financial activities; or complementary to financial activities if the FRB determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. The Company has not become a financial holding company. GLBA also permits national banks to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations.

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

The USA Patriot Act
Title III of the United and Strengthening America by Providing Appropriate Tools Required to intercept and Obstruct Terrorism Act of 2001 (the USA Patriot Act") includes numerous provisions for fighting international money laundering and blocking terrorism access to the U.S. financial system. The USA Patriot Act requires certain additional due diligence and record keeping practices, including, but not limited to, new customers, correspondent and private banking accounts.

Part of the USA Patriot Act requires covered financial institutions to: (i) establish an anti-money laundering program; (ii) establish appropriate anti-money laundering policies, procedures and controls; (iii) appoint a Bank Secrecy Act officer responsible for day-to-day compliance; and (iv) conduct independent audits. The Patriot Act also expands penalties for violation of the anti-money laundering laws, including expending the circumstances under which funds in a bank account may be forfeited. The Patriot Act also requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Privacy Restrictions
The GLBA, in addition to the previous described changes in permissible non-banking activities permitted to banks, bank holding companies and financial holding companies, also requires financial institutions in the U.S. to provide certain privacy disclosures to customers and consumers, to comply with certain restrictions on the sharing and usage of personally identifiable information, and to implement and maintain commercially reasonable customer information safeguarding standards.

The Company believes that it complies with all provisions of the GLBA and all implementing regulations and the Bank has developed appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of GLBA.

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $20.8 million at December 31, 2003.

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

In addition, the Company and its operating subsidiaries generally may not purchase a low-quality asset from an affiliate, and other specified transactions between the Company or its operating subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices.

Also, the Company and its operating subsidiaries may engage in transactions with affiliates only on terms and under conditions that are substantially the same, or at least as favorable to the Company or its subsidiaries, as those prevailing at the time for comparable transactions with (or that in good faith would be offered to) non-affiliated companies.

California law also imposes certain restrictions with respect to transactions with affiliates. Additionally, limitations involving the transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See Item 1. Business - Prompt Corrective Action and Other Enforcement Mechanisms.

Capital Standards
The FRB and the FDIC have established risk-based capital guidelines with respect to the maintenance of appropriate levels of capital by United States banking organizations. These guidelines are intended to provide a measure of capital that reflects the risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios.

As of December 31, 2003 and 2002 the Company and the Bank's risk-based capital ratios were as follows:

                                                                                                     To Be Well
                                                                                                 Capitalized Under
                                                                           Regulatory Capital    Prompt Corrective
(in thousands)                                                Actual          Requirements       Action Provisions
December 31, 2003                                        Amount    Ratio    Amount     Ratio     Amount     Ratio
--------------------------------------------------------------------------------------------------------------------
The Bank:
Total Bank Capital to Risk Weighted Assets              $123,825   12.39%   $79,966     8.00%   $99,958    10.00%
Tier I Bank Capital to Risk Weighted Assets             $111,272   11.13%   $39,983     4.00%   $59,975     6.00%
Tier I Bank Capital to Average Assets                   $111,272    9.91%   $44,908     4.00%   $56,135     5.00%

The Company:
Total Consolidated Capital to Risk Weighted Assets      $132,751   13.24%   $80,189     8.00%     N/A        N/A
Tier I Consolidated Capital to Risk Weighted Assets     $120,164   11.99%   $40,095     4.00%     N/A        N/A
Tier I Consolidated Capital to Average Assets           $120,164   10.67%   $45,036     4.00%     N/A        N/A

December 31, 2002                                        Amount    Ratio    Amount     Ratio     Amount     Ratio
--------------------------------------------------------------------------------------------------------------------
The Bank:
Total Bank Capital to Risk Weighted Assets               $108,191  11.73%   $73,766     8.00%   $92,208    10.00%
Tier I Bank Capital to Risk Weighted Assets             $ 96,602   10.48%   $36,883     4.00%   $55,325     6.00%
Tier I Bank Capital to Average Assets                   $ 96,602    9.84%   $39,259     4.00%   $49,074     5.00%

The Company:
Total Consolidated Capital to Risk Weighted Assets      $113,370   12.25%  $ 74,058     8.00%     N/A        N/A
Tier I Consolidated Capital to Risk Weighted Assets     $101,735   10.99%  $ 37,029     4.00%     N/A        N/A
Tier I Consolidated Capital to Average Assets           $101,735   10.32%  $ 39,439     4.00%     N/A        N/A

Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" Company must develop a capital restoration plan. At December 31, 2003 the Company exceeded all of the required ratios for classification as "well capitalized." It should be noted, however, that the Company's capital category is determined solely for the purpose of applying the federal banking agencies' prompt corrective action regulations and the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2003, ranged from 0 to 27 basis points per $100 of insured deposits, based on the results of examinations, findings by the Company's primary federal regulator and other information deemed relevant by the FDIC to the Company's financial condition and the risk posed to the BIF.. The risk classification is based on an institution's capital group and supervisory subgroup assignment. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups." Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

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

A bank's compliance with its CRA obligations is based on a performance based evaluation system which bases CRA ratings on an institution's lending service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank's latest CRA examination was completed by the Federal Reserve Bank of San Francisco and covered the time period of January 1, 2000 through September 30, 2001. The Bank received a High Satisfactory rating in the lending area and an Outstanding rating in the areas of investment and service. The Bank received an overall rating of Outstanding in complying with its CRA obligations.

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

Economic Conditions. The Company's operations are located primarily in Sacramento, San Joaquin, Stanislaus and Merced Counties, in the Central Valley of California. As a result of this geographic concentration, the Company's results depend largely upon economic conditions in these areas. A deterioration in economic conditions in the Company's market areas could have a material adverse impact on the quality of the Company's loan portfolio, the demand for its products and services and its financial condition and results of operations.

Interest Rates and Prepayment Speeds. The Company's earnings are impacted by changing interest rates. Changes in interest rates impact the prepayment speeds and level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and securities and the rates paid on deposits and borrowings. The Company does not attempt to predict interest rates and positions the balance sheet in a manner which seeks to minimize the effects of changing interest rates. However, significant fluctuations in interest rates may have an adverse affect on the Company's financial condition and results of operations.

Credit Risks. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may not effectively manage their business affairs and cash flows and may be adversely affected by general economic conditions. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's results.

Government Laws and Regulations. The banking industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in existing loans, or repeals of existing laws may cause the Company's results to differ materially.

Government Fiscal and Monetary Policy. Federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company and a material change in these conditions could have a material adverse impact on the Company's financial condition and results of operations.

Competitive Pressures. The banking and financial services business in the Company's market areas is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The results of the Company may differ if circumstances affecting the nature or level of completion change.

War on Terrorism. Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats may result in a downturn in U.S. economic conditions and could adversely affect business and economic conditions in the U.S. generally and in our principal markets.

State of California's Fiscal Difficulties. California's state government has undergone a serious fiscal and budgetary crises in the recent past. While the California electorate on March 2, 2004 approved various ballot measures aimed at addressing this situation, including a $15 billion bond issue, the long-term impact of this situation on the California economy and the Company's markets cannot be predicted.

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

Our most significant estimates are approved by our Management team, which is comprised of our most senior officers. At each financial reporting period, a review of these estimates is then presented to our Board of Directors. As of December 31, 2003, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.

Limited Public Market and Volatility in Stock Price. The Company's common stock is not listed on any exchange, nor is it included on the NASDAQ National Market or the NASDAQ Small Cap Market. However, trades may be reported on the OTC Bulletin Board under the symbol "FMCB.OB". Management is aware that there are private transactions in the Company's common stock. However, the limited trading market for the Company's common stock may make it difficult for stockholders to dispose of their shares. Also, the price of the Company's Common Stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry.

Statistical Disclosures
The tables on the following pages set forth certain statistical information for Farmers & Merchants Bancorp on a consolidated basis. Averages are computed on a daily average basis. This information should be read in conjunction with "Management's Discussion and Analysis" in the Company's 2003 Annual Report to Shareholders, which is filed herewith as Exhibit 13, and which is incorporated herein by reference and with the Company's Consolidated Financial Statements and the Notes thereto included in Company's 2003 Annual Report to Shareholders, also contained in Exhibit 13, and which is incorporated herein by reference.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(dollars in thousands)

                                                                         Year Ended December 31,
                                                                                   2003
Assets                                                               Balance     Interest      Rate
------------------------------------------------------------------ ------------- ---------- ----------
Federal Funds Sold                                                     $ 15,871      $ 190      1.20%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                             0          0      0.00%
  U.S. Agencies                                                          48,682      1,675      3.44%
  Municipals - Taxable                                                    1,255         78      6.22%
  Municipals - Non-Taxable                                               31,477      1,767      5.61%
  Mortgage Backed Securities                                            121,096      4,549      3.76%
  Other                                                                  14,257        742      5.20%
------------------------------------------------------------------ ------------- ---------- ----------
    Total Investment Securities Available-for-Sale                      216,767      8,811      4.06%
------------------------------------------------------------------ ------------- ---------- ----------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                             0          0      0.00%
  U.S. Agencies                                                               0          0      0.00%
  Municipals - Taxable                                                        0          0      0.00%
  Municipals - Non-Taxable                                               38,444      2,542      6.61%
  Mortgage Backed Securities                                                  0          0      0.00%
  Other                                                                     442         25      5.66%
------------------------------------------------------------------ ------------- ---------- ----------
    Total Investment Securities Held-to-Maturity                         38,886      2,567      6.60%
------------------------------------------------------------------ ------------- ---------- ----------

Loans
  Real Estate                                                           425,081     27,456      6.46%
  Home Equity                                                            49,000      2,489      5.08%
  Agricultural                                                          113,123      5,801      5.13%
  Commercial                                                            131,587      7,339      5.58%
  Consumer                                                               13,528      1,326      9.80%
  Credit Card                                                             4,343        410      9.44%
  Municipal                                                               1,240         65      5.24%
------------------------------------------------------------------ ------------- ---------- ----------
    Total Loans                                                         737,902     44,886      6.08%
------------------------------------------------------------------ ------------- ---------- ----------
    Total Earning Assets                                              1,009,426    $56,454      5.59%
                                                                                 ========== ==========

Unrealized Gain/(Loss) on Securities Available-for-Sale                   3,542
Allowance for Loan Losses                                              (17,096)
Cash and Due From Banks                                                  30,209
All Other Assets                                                         57,174
------------------------------------------------------------------ -------------
    Total Assets                                                     $1,083,255
================================================================== =============

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                              $    89,896      $ 113      0.13%
  Savings                                                               254,270      1,306      0.51%
  Time Deposits                                                         322,513      6,695      2.08%
------------------------------------------------------------------ ------------- ---------- ----------
    Total Interest Bearing Deposits                                     666,679      8,114      1.22%
Other Borrowed Funds                                                    100,724      2,942      2.92%
Subordinated Debt                                                           434         16      3.69%
------------------------------------------------------------------ ------------- ---------- ----------
    Total Interest Bearing Liabilities                                  767,837    $11,072      1.44%
                                                                                 ========== ==========

Demand Deposits                                                         198,483
All Other Liabilities                                                     8,960
------------------------------------------------------------------ -------------
    Total Liabilities                                                   975,280
Shareholders' Equity                                                    107,975
------------------------------------------------------------------ -------------
    Total Liabilities & Shareholders' Equity                         $1,083,255
================================================================== =============

Net Interest Margin                                                                             4.50%
================================================================== ============= ========== ==========

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(dollars in thousands)

                                                                        Year Ended December 31,
                                                                                  2002
Assets                                                              Balance     Interest      Rate
----------------------------------------------------------------- ------------- ---------- ----------
Federal Funds Sold                                                    $ 33,032      $ 555      1.68%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                            0          0      0.00%
  U.S. Agencies                                                          6,930        276      3.98%
  Municipals - Taxable                                                   1,532         96      6.27%
  Municipals - Non-Taxable                                              22,265      1,549      6.96%
  Mortgage Backed Securities                                           139,628      8,292      5.94%
  Other                                                                 10,994        703      6.39%
----------------------------------------------------------------- ------------- ---------- ----------
    Total Investment Securities Available-for-Sale                     181,349     10,916      6.02%
----------------------------------------------------------------- ------------- ---------- ----------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                            0          0      0.00%
  U.S. Agencies                                                              0          0      0.00%
  Municipals - Taxable                                                       0          0      0.00%
  Municipals - Non-Taxable                                              28,756      2,173      7.56%
  Mortgage Backed Securities                                                 0          0      0.00%
  Other                                                                    534         32      5.99%
----------------------------------------------------------------- ------------- ---------- ----------
    Total Investment Securities Held-to-Maturity                        29,290      2,205      7.53%
----------------------------------------------------------------- ------------- ---------- ----------

Loans
  Real Estate                                                          353,060     25,114      7.11%
  Home Equity                                                           33,780      1,770      5.24%
  Agricultural                                                          98,270      5,404      5.50%
  Commercial                                                           132,799      7,837      5.90%
  Consumer                                                              15,376      1,396      9.08%
  Credit Card                                                            3,424        320      9.35%
  Municipal                                                              1,122         70      6.24%
----------------------------------------------------------------- ------------- ---------- ----------
    Total Loans                                                        637,831     41,911      6.57%
----------------------------------------------------------------- ------------- ---------- ----------
    Total Earning Assets                                               881,502    $55,587      6.31%
                                                                                ========== ==========

Unrealized Gain/(Loss) on Securities Available-for-Sale                  4,588
Allowance for Loan Losses                                             (13,189)
Cash and Due From Banks                                                 28,934
All Other Assets                                                        50,389
----------------------------------------------------------------- -------------
    Total Assets                                                      $952,224
================================================================= =============

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                                 $87,002      $ 272      0.31%
  Savings                                                              220,115      1,940      0.88%
  Time Deposits                                                        312,919      9,157      2.93%
----------------------------------------------------------------- ------------- ---------- ----------
    Total Interest Bearing Deposits                                    620,036     11,369      1.83%
Other Borrowed Funds                                                    41,255      2,227      5.40%
Subordinated Debt                                                            0          0      0.00%
----------------------------------------------------------------- ------------- ---------- ----------
    Total Interest Bearing Liabilities                                 661,291    $13,596      2.06%
                                                                                ========== ==========

Demand Deposits                                                        180,163
All Other Liabilities                                                    8,804
----------------------------------------------------------------- -------------
    Total Liabilities                                                  850,258
Shareholders' Equity                                                   101,966
----------------------------------------------------------------- -------------
    Total Liabilities & Shareholders' Equity                          $952,224
================================================================= =============

Net Interest Margin                                                                            4.76%
================================================================= ============= ========== ==========

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(dollars in thousands)

                                                                                   Year Ended December 31,
                                                                                             2001
Assets                                                                         Balance     Interest      Rate
----------------------------------------------------------------------------- ----------- ----------- ----------
Federal Funds Sold                                                            $   51,923   $   1,922      3.70%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                                  1,021          55      5.39%
  U.S. Agencies                                                                    6,813         342      5.02%
  Municipals - Taxable                                                             1,909         119      6.23%
  Municipals - Non-Taxable                                                        21,945       1,426      6.50%
  Mortgage Backed Securities                                                     219,352      13,946      6.36%
  Other                                                                            6,208         454      7.31%
----------------------------------------------------------------------------- ----------- ----------- ----------
    Total Investment Securities Available-for-Sale                               257,248      16,342      6.35%
----------------------------------------------------------------------------- ----------- ----------- ----------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                                      0           0      0.00%
  U.S. Agencies                                                                      367          22      5.99%
  Municipals - Taxable                                                             1,714         114      6.65%
  Municipals - Non-Taxable                                                        32,572       2,455      7.54%
  Mortgage Backed Securities                                                           0           0      0.00%
  Other                                                                              629          60      9.54%
----------------------------------------------------------------------------- ----------- ----------- ----------
    Total Investment Securities Held-to-Maturity                                  35,282       2,651      7.51%
----------------------------------------------------------------------------- ----------- ----------- ----------

Loans
  Real Estate                                                                    292,684      25,423      8.69%
  Home Equity                                                                     16,296       1,408      8.64%
  Agricultural                                                                    88,379       6,813      7.71%
  Commercial                                                                     104,004       7,946      7.64%
  Consumer                                                                        19,331       1,930      9.98%
  Credit Card                                                                      3,410         363     10.65%
  Municipal                                                                        1,005          73      7.26%
----------------------------------------------------------------------------- ----------- ----------- ----------
    Total Loans                                                                  525,109      43,956      8.37%
----------------------------------------------------------------------------- ----------- ----------- ----------
    Total Earning Assets                                                         869,562     $64,871      7.46%
                                                                                          =========== ==========

Unrealized Gain/(Loss) on Securities Available-for-Sale                            3,685
Allowance for Loan Losses                                                       (12,640)
Cash and Due From Banks                                                           28,568
All Other Assets                                                                  25,395
----------------------------------------------------------------------------- -----------
    Total Assets                                                                $914,570
============================================================================= ===========

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                                           $78,228       $ 626      0.80%
  Savings                                                                        185,352       3,581      1.93%
  Time Deposits                                                                  338,488      16,831      4.97%
----------------------------------------------------------------------------- ----------- ----------- ----------
    Total Interest Bearing Deposits                                              602,068      21,038      3.49%
Other Borrowed Funds                                                              41,017       2,242      5.47%
Subordinated Debt                                                                      0           0      0.00%
----------------------------------------------------------------------------- ----------- ----------- ----------
    Total Interest Bearing Liabilities                                           643,085     $23,280      3.62%
                                                                                          =========== ==========

Demand Deposits                                                                  165,938
All Other Liabilities                                                              9,650
----------------------------------------------------------------------------- -----------
    Total Liabilities                                                            818,673
Shareholders' Equity                                                              95,897
----------------------------------------------------------------------------- -----------
    Total Liabilities & Shareholders' Equity                                    $914,570
============================================================================= ===========

Net Interest Margin                                                                                       4.78%
============================================================================= =========== =========== ==========

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Rates on a Taxable Equivalent Basis)                                                            2003 versus 2002
(in thousands)                                                                                  Amount of Increase
                                                                                           (Decrease) Due to Change in:
                                                                                       --------------------------------------
Interest Earning Assets                                                                  Volume        Rate       Net Chg.
-------------------------------------------------------------------------------------- ------------ ----------- -------------
Federal Funds Sold                                                                      $     (393)     $  28        $  (365)
Investment Securities Available for Sale
  U.S. Treasuries                                                                                0          0              0
  U.S. Agencies                                                                              1,443        (44)         1,399
  Municipals - Taxable                                                                         (17)        (1)           (18)
  Municipals - Non-Taxable                                                                     557       (339)           218
  Mortgage Backed Securities                                                                  (803)    (2,940)        (3,743)
  Other                                                                                        177       (138)            39
-------------------------------------------------------------------------------------- ------------ ----------- -------------
    Total Investment Securities Available for Sale                                           1,357     (3,462)        (2,105)
-------------------------------------------------------------------------------------- ------------ ----------- -------------

Investment Securities Held to Maturity
  U.S. Treasuries                                                                                0           0             0
  U.S. Agencies                                                                                  0           0             0
  Municipals - Taxable                                                                           0           0             0
  Municipals - Non-Taxable                                                                     665        (296)          369
  Mortgage Backed Securities                                                                     0           0             0
  Other                                                                                         (8)          1            (7)
-------------------------------------------------------------------------------------- ------------ ----------- -------------
    Total Investment Securities Held to Maturity                                               657        (295)          362
-------------------------------------------------------------------------------------- ------------ ----------- -------------

Loans:
  Real Estate                                                                                5,001      (2,659)         2,342
  Home Equity                                                                                  774         (55)           719
  Agricultural                                                                                 885        (488)           397
  Commercial                                                                               (1,276)         778           (498)
  Installment                                                                                (173)         103            (70)
  Credit Card                                                                                   87           3             90
  Other                                                                                          9         (14)            (5)
-------------------------------------------------------------------------------------- ------------ ----------- -------------
    Total Loans                                                                              5,307      (2,332)         2,975
-------------------------------------------------------------------------------------- ------------ ----------- -------------
    Total Earning Assets                                                                     6,928      (6,061)           867
-------------------------------------------------------------------------------------- ------------ ----------- -------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                                                    3        (162)         (159)
  Savings                                                                                      273        (907)         (634)
  Time Deposits                                                                                299      (2,761)       (2,462)
-------------------------------------------------------------------------------------- ------------ ----------- -------------
    Total Interest Bearing Deposits                                                            575      (3,830)       (3,255)
Other Borrowed Funds                                                                         2,093      (1,378)          715
Subordinated Debt                                                                                8           8            16
-------------------------------------------------------------------------------------- ------------ ----------- -------------
    Total Interest Bearing Liabilities                                                       2,676      (5,200)       (2,524)
-------------------------------------------------------------------------------------- ------------ ----------- -------------
Total Change                                                                                $4,252     $  (861)       $3,391
====================================================================================== ============ =========== =============

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Rates on a Taxable Equivalent Basis)                                                  2002 versus 2001
(in thousands)                                                                        Amount of Increase
                                                                                 (Decrease) Due to Change in:
                                                                           ------------------------------------------
Interest Earning Assets                                                       Volume         Rate        Net Chg.
-------------------------------------------------------------------------- -------------- ------------ --------------
Federal Funds Sold                                                              $  (546)     $  (821)     $  (1,367)
Investment Securities Available for Sale
  U.S. Treasuries                                                                   (28)         (27)           (55)
  U.S. Agencies                                                                        6         (72)           (66)
  Municipals - Taxable                                                              (24)            1           (23)
  Municipals - Non-Taxable                                                            21          102            123
  Mortgage Backed Securities                                                     (4,786)        (868)        (5,654)
  Other                                                                              315         (66)            249
-------------------------------------------------------------------------- -------------- ------------ --------------
    Total Investment Securities Available for Sale                               (4,496)        (930)        (5,426)
-------------------------------------------------------------------------- -------------- ------------ --------------

Investment Securities Held to Maturity
  U.S. Treasuries                                                                      0            0              0
  U.S. Agencies                                                                     (11)         (11)           (22)
  Municipals - Taxable                                                              (57)         (57)          (114)
  Municipals - Non-Taxable                                                         (289)            7          (282)
  Mortgage Backed Securities                                                           0            0              0
  Other                                                                              (8)         (20)           (28)
-------------------------------------------------------------------------- -------------- ------------ --------------
    Total Investment Securities Held to Maturity                                   (365)         (81)          (446)
-------------------------------------------------------------------------- -------------- ------------ --------------

Loans:
  Real Estate                                                                      4,751      (5,060)          (309)
  Home Equity                                                                      1,108        (746)            362
  Agricultural                                                                       701      (2,110)        (1,409)
  Commercial                                                                       (612)          503          (109)
  Installment                                                                      (370)        (164)          (534)
  Credit Card                                                                          1         (44)           (43)
  Other                                                                                7         (10)            (3)
-------------------------------------------------------------------------- -------------- ------------ --------------
    Total Loans                                                                    5,586      (7,631)        (2,045)
-------------------------------------------------------------------------- -------------- ------------ --------------
    Total Earning Assets                                                             179      (9,463)        (9,284)
-------------------------------------------------------------------------- -------------- ------------ --------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                                         63        (417)          (354)
  Savings                                                                            578      (2,219)        (1,641)
  Time Deposits                                                                  (1,190)      (6,484)        (7,674)
-------------------------------------------------------------------------- -------------- ------------ --------------
    Total Interest Bearing Deposits                                                (549)      (9,120)        (9,669)
Other Borrowed Funds                                                                  13         (28)           (15)
Subordinated Debt                                                                      0            0              0
-------------------------------------------------------------------------- -------------- ------------ --------------
    Total Interest Bearing Liabilities                                             (536)      (9,148)        (9,684)
-------------------------------------------------------------------------- -------------- ------------ --------------
Total Change                                                                        $715      $ (315)           $400
========================================================================== ============== ============ ==============

Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change." The above figures have been rounded to the nearest whole number.

Farmers & Merchants Bancorp
Investment Portfolio
The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

                                             Available    Held to     Available     Held to    Available     Held to
                                             for Sale     Maturity    for Sale     Maturity     for Sale    Maturity
                                            ------------ ----------- ------------ ------------ ----------- ------------
December 31:  (in thousands)                         2003                      2002                     2001
------------------------------------------- ------------------------ ------------------------- ------------------------
  U. S. Agency                                  $76,398   $   -        $26,984      $   -        $12,771     $   -
  Municipal                                      28,794    37,582       34,352       27,351       24,076       32,137
  Mortgage-Backed Securities                    108,953       -        117,335          -        196,384         -
  Corporate Bonds                                -            -         17,703          -           -            -
  Other                                           9,820       375        9,689          519        9,621         561
------------------------------------------- ------------ ----------- ------------ ------------ ----------- ------------
      Total Book Value                         $223,965   $37,957     $206,063      $27,870     $242,852     $32,698
=========================================== ============ =========== ============ ============ =========== ============
      Fair Value                               $223,965   $38,739     $206,063      $29,111     $242,852     $33,546
=========================================== ============ =========== ============ ============ =========== ============

Analysis of Investment Securities Available-for-Sale
The following table is a summary of the relative maturities and yields of the Company's investment securities Available-for-Sale as of December 31, 2003. Municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period

Investment Securities Available-for-Sale                                                                   Fair        Average
December 31, 2003 (in thousands)                                                                           Value        Yield
----------------------------------------------------------------- ------------ ----------- ------------ ------------ -----------
U.S. Agency
  One year or less                                                                                          $15,021       3.50%
  After one year through five years                                                                          61,377       4.39%
  After five years through ten years                                                                           -           -
  After ten years                                                                                              -           -
----------------------------------------------------------------- ------------ ----------- ------------ ------------ -----------
     Total U.S. Agency Securities                                                                            76,398       4.21%
----------------------------------------------------------------- ------------ ----------- ------------ ------------ -----------
Municipal - Non-Taxable
  One year or less                                                                                            6,066       3.70%
  After one year through five years                                                                          20,577       4.20%
  After five years through ten years                                                                              0       0.00%
  After ten years                                                                                               958       6.34%
----------------------------------------------------------------- ------------ ----------- ------------ ------------ -----------
     Total Non-Taxable Municipal Securities                                                                  27,601       4.16%
----------------------------------------------------------------- ------------ ----------- ------------ ------------ -----------
Municipal - Taxable
  One year or less                                                                                             -           -
  After one year through five years                                                                            -           -
  After five years through ten years                                                                          1,193       6.25%
  After ten years                                                                                              -           -
----------------------------------------------------------------- ------------ ----------- ------------ ------------ -----------
     Total Taxable Municipal Securities                                                                       1,193       6.25%
----------------------------------------------------------------- ------------ ----------- ------------ ------------ -----------
Mortgage-Backed Securities
  One year or less                                                                                            3,212       6.17%
  After one year through five years                                                                          90,817       4.87%
  After five years through ten years                                                                         14,924       4.34%
  After ten years                                                                                              -           -
----------------------------------------------------------------- ------------ ----------- ------------ ------------ -----------
     Total Mortgage-Backed Securities                                                                       108,953       4.84%
----------------------------------------------------------------- ------------ ----------- ------------ ------------ -----------
Other
  One year or less                                                                                            9,820       4.45%
  After one year through five years                                                                            -           -
  After five years through ten years                                                                           -           -
  After ten years                                                                                              -           -
----------------------------------------------------------------- ------------ ----------- ------------ ------------ -----------
     Total Other Securities                                                                                   9,820       4.45%
----------------------------------------------------------------- ------------ ----------- ------------ ------------ -----------
     Total Investment Securities Available for Sale                                                        $223,965       4.53%
================================================================= ============ =========== ============ ============ ===========

Note: The average yield for floating rate securities is calculated using the current stated yield.

Farmers & Merchants Bancorp
Analysis of Investment Securities Held-to-Maturity
The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2003. Municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period

Investment Securities Held-to-Maturity                                                                      Book       Average
December 31, 2003 (in thousands)                                                                           Value        Yield
----------------------------------------------------------------- ------------ ----------- ------------ ------------ -----------
Municipal - Non-Taxable
  One year or less                                                                                          $ 6,147       4.93%
  After one year through five years                                                                          17,784       4.17%
  After five years through ten years                                                                         11,402       3.48%
  After ten years                                                                                             2,249       6.75%
----------------------------------------------------------------- ------------ ----------- ------------ ------------ -----------
     Total Non-Taxable Municipal Securities                                                                  37,582       4.24%
----------------------------------------------------------------- ------------ ----------- ------------ ------------ -----------
Other
  One year or less                                                                                             -           -
  After one year through five years                                                                            -           -
  After five years through ten years                                                                           -           -
  After ten years                                                                                               375       4.88%
----------------------------------------------------------------- ------------ ----------- ------------ ------------ -----------
     Total Other Securities                                                                                     375       4.88%
----------------------------------------------------------------- ------------ ----------- ------------ ------------ -----------
     Total Investment Securities Held-to-Maturity                                                           $37,957       4.25%
================================================================= ============ =========== ============ ============ ===========

Farmers & Merchants Bancorp
Loan Data
(in thousands)
The following table shows the Bank's loan composition by type of loan.

                                                                               December 31,
                                                   2003            2002            2001           2000            1999
-------------------------------------------- -------------- --------------- --------------- -------------- ---------------
  Real Estate                                     $386,735        $322,074        $282,328       $245,652        $207,760
  Real Estate Construction                          77,115          66,467          49,692         28,354          39,186
  Home Equity                                       55,827          45,150          22,123         16,258          14,594
  Agricultural                                     134,862         109,130         110,707         83,770          67,774
  Commercial                                       136,955         135,877         117,202         98,841          62,195
  Consumer                                          11,979          13,948          17,022         20,965          18,953
  Credit Card                                        4,549           4,252           3,157          3,619           3,235
  Other                                                976           1,795             954            271              60
-------------------------------------------- -------------- --------------- --------------- -------------- ---------------
Total Loans                                        808,998         698,693         603,185        497,730         413,757
Less:
  Unearned Income                                    2,092           2,018           1,016            333             348
  Allowance for Loan Losses                         17,220          16,684          12,709         11,876           9,787
-------------------------------------------- -------------- --------------- --------------- -------------- ---------------
Loans, Net                                        $789,686        $679,991        $589,460       $485,521        $403,622
============================================ ============== =============== =============== ============== ===============

There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.



Non-Performing Loans
(in thousands)

                                                                                    December 31,
                                                       2003             2002            2001           2000            1999
-------------------------------------------------------------- --------------- --------------- -------------- ---------------
Nonaccrual Loans
  Real Estate                                          $1,670          $2,180          $1,015           $948            $754
  Commercial                                              516             452           1,302            520           1,713
  Consumer                                                181               2              36              4              32
  Credit Card                                               0               0               0              0               0
  Other                                                     0             263               0              0               0
-------------------------------------------------------------- --------------- --------------- -------------- ---------------
Total Nonaccrual Loans                                  2,367           2,897           2,353          1,472           2,499
-------------------------------------------------------------- --------------- --------------- -------------- ---------------

Accruing Loans Past Due 90 Days or More
  Real Estate                                             139               1               0              0               0
  Commercial                                               41               0               0              0               0
  Consumer                                                  0               0               0              0               0
  Credit Card                                              37               9              56             23              12
  Other                                                     0               0               0              0               0
-------------------------------------------------------------- --------------- --------------- -------------- ---------------
Total Accruing Loans Past Due 90 Days or More             217              10              56             23              12
-------------------------------------------------------------- --------------- --------------- -------------- ---------------
Total Non-Performing Loans                             $2,584          $2,907          $2,409         $1,495          $2,511
============================================================== =============== =============== ============== ===============

Other Real Estate Owned                                    $0              $0              $0            $88            $204
Non-Performing Loans as a Percent of Total Loans        0.32%           0.42%           0.40%          0.30%           0.61%
============================================================== =============== =============== ============== ===============

Allowance for Loan Losses
as a Percent of Total Loans                             2.13%           2.39%           2.11%          2.39%           2.37%
============================================================== =============== =============== ============== ===============

The Bank's policy is to place loans (Excluding Credit Card Loans) on nonaccrual status when the principal or interest is past due for ninety days or more unless it is both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Thereafter interest is recognized as income only as it is collected in cash. The gross interest income that would have been recorded if the loans had been current for the year ending December 31, 2003 was $356,000. For a discussion of impaired loan policy see
Note 4. in the Notes to the Consolidated Financial Statements of the Company's 2003 Annual Report to Shareholders.

Farmers & Merchants Bancorp
Provision and Allowance for Loan Losses
(dollars in thousands)
The following table summarizes the loan loss experience of the Company for the periods indicated:

                                                        2003            2002           2001            2000           1999
-------------------------------------------------------------- --------------- -------------- --------------- --------------
Balance at Beginning of Year                         $ 16,684        $ 12,709       $ 11,876         $ 9,787        $ 8,589
Provision Charged to Expense                              625           4,926          1,000           2,800          1,700
Charge Offs:
  Real Estate                                               1               0              0              45            794
  Agricultural                                              0             149             94             218              0
  Commercial                                              282             966            507             441            404
  Consumer                                                175              78             68             177             80
  Credit Card                                             239              93             85              48             30
  Other                                                     0               0              0               0              0
-------------------------------------------------------------- --------------- -------------- --------------- --------------
    Total Charge Offs                                     697           1,286            754             929          1,308
-------------------------------------------------------------- --------------- -------------- --------------- --------------

Recoveries:
  Real Estate                                             143               0             18               0              3
  Agricultural                                             17             141              0               2             16
  Commercial                                              394             149            525             154            759
  Consumer                                                 25              34             14              53             21
  Credit Card                                              29              11             30               9              7
  Other                                                     0               0              0               0              0
-------------------------------------------------------------- --------------- -------------- --------------- --------------
    Total Recoveries                                      608             335            587             218            806
-------------------------------------------------------------- --------------- -------------- --------------- --------------
Net Recoveries (Charge-Offs)                             (89)           (951)          (167)           (711)          (502)
-------------------------------------------------------------- --------------- -------------- --------------- --------------
Balance at End of Year*                              $ 17,220        $ 16,684       $ 12,709        $ 11,876        $ 9,787
============================================================== =============== ============== =============== ==============

Ratios:
Consolidated Allowance for Loan Losses to:
  Loans at Year End                                     2.46%           2.77%          2.55%           2.87%          2.97%
  Average Loans                                         2.33%           2.62%          2.42%           2.60%          2.70%

Consolidated Net Charge-Offs to:
  Loans at Year End                                     0.01%           0.16%          0.03%           0.17%          0.15%
  Average Loans                                         0.01%           0.15%          0.03%           0.16%          0.14%

For a description of the Company's policy regarding the Allowance for Loan Losses, see Note 1. in the Notes to the Consolidated Financial Statements of the 2003 Annual Report to Shareholders.


Allocation of the Allowance for Loan Losses

(dollars in thousands)                                               Amount of Allowance Allocation at December 31,
                                                  -----------------------------------------------------------------------------
                                                           2003            2002           2001            2000           1999
------------------------------------------------- --------------- --------------- -------------- --------------- --------------
Real Estate                                              $ 6,216         $ 4,718        $ 3,433         $ 2,730         $2,488
Real Estate Construction                                   1,080             912            593             311            461
Home Equity                                                  471             450            210             145            121
Agricultural                                               4,681           3,702          3,722           1,769          1,759
Commercial                                                 3,957           5,681          3,873           2,077          1,623
Consumer                                                     104             427            283             129            147
Other                                                        569             715            435              86             81
Unallocated                                                  142              79            160           4,629          3,107
------------------------------------------------- --------------- --------------- -------------- --------------- --------------
Total                                                    $17,220         $16,684        $12,709         $11,876         $9,787
================================================= =============== =============== ============== =============== ==============

                                                                             Percent of Loans in Each Category
                                                                               to Total Loans at December 31,
                                                  -----------------------------------------------------------------------------
                                                            2003            2002           2001            2000           1999
                                                  --------------- --------------- -------------- --------------- --------------
Real Estate                                                47.8%           46.1%          46.8%           49.4%          50.2%
Real Estate Construction                                    9.5%            9.5%           8.2%            5.7%           9.5%
Home Equity                                                 6.9%            6.5%           3.7%            3.3%           3.5%
Agricultural                                               16.7%           15.6%          18.4%           16.8%          16.4%
Commercial                                                 16.9%           19.4%          19.4%           19.9%          15.0%
Consumer                                                    1.5%            2.0%           2.8%            4.2%           4.6%
Credit Card                                                 0.6%            0.6%           0.5%            0.7%           0.8%
Other                                                       0.1%            0.3%           0.2%            0.1%           0.0%
------------------------------------------------- --------------- --------------- -------------- --------------- --------------
Total                                                     100.0%          100.0%         100.0%          100.0%         100.0%
================================================= =============== =============== ============== =============== ==============

Farmers & Merchants Bancorp
Maturities and Rate Sensitivity of Loans
(in thousands)
The following table shows the maturity distribution and interest rate sensitivity of loans of the Company on December 31, 2003

                                                                   Over One
                                                                    Year to          Over
                                                    One Year          Five           Five
                                                    or Less          Years           Years           Total        Percent
--------------------------------------------- --------------- --------------- -------------- --------------- --------------
Real Estate                                          $38,642         $78,245       $269,848        $386,735         48.86%
Real Estate Construction                              53,298          13,197         10,620          77,115          9.74%
Home Equity                                               99             445         55,283          55,827          7.05%
Agricultural                                          92,997          29,574         12,294         134,865         17.04%
Commercial                                            69,267          55,603         12,085         136,955         17.30%
--------------------------------------------- --------------- --------------- -------------- --------------- --------------
  Total                                             $254,303        $177,064       $360,130        $791,497        100.00%
============================================= =============== =============== ============== =============== ==============


Rate Sensitivity:
  Predetermined Rate                                 $18,596         $61,218        $85,679        $165,493         20.91%
  Floating Rate                                      235,708         115,846        274,450         626,004         79.09%
--------------------------------------------- --------------- --------------- -------------- --------------- --------------
  Total                                             $254,304        $177,064       $360,129        $791,497        100.00%
============================================= =============== =============== ============== =============== ==============
Percent                                               32.13%          22.37%         45.50%         100.00%
============================================= =============== =============== ============== ===============

Commitments and Lines of Credit
It is not the policy of the Company to issue formal commitments or lines of credit except to a limited number of well-established and financially responsible local commercial and agricultural enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of letters of credit to facilitate the customer's particular business transactions. Commitment fees are generally not charged except where letters of credit are involved. For further discussion about commitments and contingencies, see Note 15 in the Company's 2003 Annual Report to Shareholders.

Farmers & Merchants Bancorp
Analysis of Certificates of Deposit
(In thousands)

The following table sets forth, by time remaining to maturity, the Company's time deposits in amounts of $100,000 or more for the periods indicated.
                                                                  December 31,
                                                                      2003
-------------------------------------------------------------- --------------
Time Deposits of $100,000 or More
  Three Months or Less                                               $66,275
  Over Three Months Through Six Months                                55,767
  Over Six Months Through Twelve Months                               18,632
  Over Twelve Months                                                  15,912
-------------------------------------------------------------- --------------
     Total Time Deposits of $100,000 or More                        $156,586
============================================================== ==============
Refer to the Year-To-Date Average Balances and Rate Schedules for information on separate deposit categories.

Ratios
Refer to the Five Year Financial Summary of Operations located in the Farmers & Merchants Bancorp Annual Report to Shareholders for the year ending December 31, 2003 for calculations of Return on Average Equity (net of accumulated other comprehensive income), Return on Average Assets, Dividend Payout Ratio and Equity to Assets Ratio.

Short-Term Borrowings
Refer to Note 9 of the Farmers & Merchants Bancorp Annual Report to Shareholders for the year ending December 31, 2003.

Item 2. Properties
Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in eighteen locations in the Company's service area. Of the eighteen locations, fifteen are owned and three are leased. The expiration of these leases occurs between the years 2005 and 2010.

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

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2003.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters The common stock of Farmers & Merchants Bancorp is not widely held, is not listed on any exchange, nor is it included on the NASDAQ National Market or the NASDAQ Small Cap Market. However, trades may be reported on the OTC Bulletin Board under the symbol "FMCB.OB".

The following table summarizes the actual high and low selling prices for the Company's common stock since the first quarter of 2002. These figures are based on activity posted on the OTC Bulletin Board and on stock transactions between individual shareholders that are reported to the Company.

                  Calendar Quarter            High              Low

         2003     Fourth quarter            $375.00           $300.00
                  Third quarter              330.00            297.00
                  Second quarter             305.00            225.00
                  First quarter              285.71            250.00

         2002     Fourth quarter            $300.00           $250.00
                  Third quarter              310.00            250.00
                  Second quarter             320.00            250.00
                  First quarter              259.50            238.00

As of March 5, 2004, there were approximately 1,350 holders of record of the Company's common stock.

Beginning in 1975 and continuing through 2003, the Company has issued a 5% stock dividend annually. For information regarding cash dividends declared, refer to Quarterly Financial Data which appears in the Farmers & Merchants Bancorp 2003 Annual Report to Shareholders, which is filed herewith as Exhibit 13 and which is incorporated herein by reference.

There are regulatory limitations on cash dividends that may be paid by the Company under state and federal laws. See Item 1. Business - Supervision and Regulation.

Item 6. Selected Financial Data
The selected financial data for the five years ended December 31, 2003, which appears in the Five-Year Financial Summary of the Company's 2003 Annual Report to Shareholders, which is filed herewith as Exhibit 13, and which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
See Management's Discussion and Analysis in the Company's 2003 Annual Report to Shareholders which is filed herewith as Exhibit 13, and which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis in the Company's 2003 Annual Report to Shareholders which is filed herewith as Exhibit 13 and which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
See Consolidated Financial Statements and the related Notes to Consolidated Financial Statements in the Company's 2003 Annual Report to Shareholders which is filed herewith as Exhibit 13, and which are incorporated herein by reference (see table below).

                           FARMERS & MERCHANTS BANCORP
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                  IN EXHIBIT 13
                                                                        Page

Report of Management                                                      6
Report of Independent Auditors                                            7
Consolidated Financial Statements
  Consolidated Statements of Income - Years ended December 31, 2003,
  2002 and 2001.                                                          8
  Consolidated Balance Sheets - December 31, 2003 and 2002.               9
  Consolidated Statements of Changes in Shareholders' Equity - Years
  ended December  31, 2003, 2002 and 2001.                               10
  Consolidated Statements of Comprehensive Income.                       11
  Consolidated Statements of Cash Flows - Years Ended December 31, 2003,
  2002 and 2001                                                          12
Notes to Consolidated Financial Statements                               13
Management's Discussion and Analysis                                     33

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures
See "Management's Discussion and Analysis" in the Company's 2003 Annual Report to Shareholders which is filed herewith as Exhibit 13 and which is incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Company
See "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference.

The Company has adopted an Employee Code of Conduct which complies with the Code of Ethics requirements of the Securities and Exchange Commission. A copy of the Code of Conduct is attached to this filing as Exhibit 14 and is posted on the Company's website. The Company intends to disclose promptly any amendment to, or waiver from any provision of, the Code of Conduct applicable to senior financial officers, and any waiver from any provision of the Code of Conduct applicable to directors, on its website. The Company's website address is www.fmbonline.com.

Item 11. Executive Compensation
See "Compensation of Directors and Executive Officers," "Report of Personnel Committee of the Board of Directors on Executive Compensation," "Deferred Bonus Plan," "Profit Sharing Plan," "Defined Benefit Pension Plan", "Indexed Retirement Plan and Life Insurance Arrangements", "Money Purchase Plan," "Employment Contracts and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference. The Company does not have any equity compensation plans which require disclosure under Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions
See "Employment Contracts and Termination of Employment and Change in Control Arrangements" and "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
See "Audit and Non-Audit Fees" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) (1) Financial Statements. Incorporated herein by reference, are listed in Item 8 hereof. (2) Financial Statement Schedules. None
         (3) Exhibits. See Exhibit Index

    (b)  Reports on form 8-K filed during the last quarter of 2003.

During the quarter ended December 31, 2003 the Company filed the following Current Reports of Form 8-K:

         Description                             Date of Report

         Quarterly results of operations         October 29, 2003
         Cash dividend declared                  December 8, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           Farmers & Merchants Bancorp
                                  (Registrant)

                        By      /s/ Stephen W. Haley
                                Stephen W. Haley
                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2004

/s/ Kent A. Steinwert
______________________________               President and
Kent A. Steinwert                            Chief Executive Officer

/s/ Stephen W. Haley
_____________________________                Executive Vice President &
Stephen W. Haley                             Chief Financial Officer
                                             Principal Accounting Officer

/s/ Ole R. Mettler                            /s/ James E. Podesta
______________________________                ______________________________
Ole R. Mettler, Chairman                      James E. Podesta, Director

/s/ Stewart Adams, Jr.                        /s/ Kevin Sanguinetti
______________________________                ______________________________
Stewart Adams, Jr., Director                  Kevin Sanguinetti, Director

/s/ Ralph Burlington                          /s/ Harry C. Schumacher
______________________________                ______________________________
Ralph Burlington, Director                    Harry C. Schumacher, Director

/s/ Edward Corum, Jr.                         /s/ Calvin Suess
______________________________                ______________________________
Edward Corum, Jr., Director                   Calvin Suess, Director

/s/ Robert F. Hunnell                         /s/ Carl Wishek, Jr.
______________________________                ______________________________
Robert F. Hunnell, Director                   Carl Wishek, Jr., Director

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

     10.8 Indexed Retirement Plan of Farmers & Merchants Bank of Central California adopted as of December, 2001, and implemented as of January 1, 2003.

     13 Annual Report to Shareholders of Farmers & Merchants Bancorp for the year ended December 31, 2003.

     14   Code of Conduct of Farmers & Merchants Bancorp.

     16 Letter regarding change in certifying accountants filed as exhibit 16 to Registrants 8-K filed October 20, 2000, is incorporated herein by reference.

     21   Subsidiaries of the Registrant as of December 31, 2003.

     31   Rule 13(a)-14(a)/15d-14(a) Certifications.

     32 Chief Executive Officer and Chief Financial Officer Certification pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.