Form 10-Q
period 2004-03-31
FARMERS & MERCHANTS BANCORP
filed 2004-05-07
CIK 1085913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       or

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

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 760,642 as of April 27, 2004.

                           FARMERS & MERCHANTS BANCORP


                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I. - FINANCIAL INFORMATION                                            Page

Item 1 - Financial Statements

         Consolidated Balance Sheets as of March 31, 2004,
         December 31, 2003 and March 31, 2003.                               3

         Consolidated Statements of Income for the Three Months
         Ended March 31, 2004 and 2003.                                      4

         Consolidated Statements of Comprehensive Income for the Three
         Months Ended March 31, 2004 and 2003.                               5

         Statement of Changes in Shareholders' Equity for the Three
         Months Ended March 31, 2004 and 2003.                               6

         Consolidated Statement of Cash Flows for the Three
         Months Ended March 31, 2004 and 2003.                               7

         Notes to Consolidated Financial Statements                          8

Item 2 - Management's Discussion and Analysis                               13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk         21

Item 4 - Controls and Procedures                                            25


PART II. - OTHER INFORMATION                                                28

Signatures                                                                  29

Index to Exhibits                                                           30

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets

-------------------------------------------------------------------------- -------------- -------------- --------------
(in thousands)                                                                 March 31,    December 31,     March 31,
                                                                                 2004           2003           2003
Assets                                                                        (Unaudited)                   (Unaudited)
-------------------------------------------------------------------------- -------------- -------------- --------------
Cash and Cash Equivalents:
  Cash and Due From                                                              $34,764        $35,800        $32,997
  Federal Funds Sold                                                               2,900              0          5,790
-------------------------------------------------------------------------- -------------- -------------- --------------
    Total Cash and Cash Equivalents                                               37,664         35,800         38,787

Investment Securities:
  Available-for Sale                                                             210,330        223,965        272,239
  Held-to-Maturity                                                                35,981         37,957         44,602
-------------------------------------------------------------------------- -------------- -------------- --------------
    Total Investment Securities                                                  246,311        261,922        316,841
-------------------------------------------------------------------------- -------------- -------------- --------------

Loans                                                                            799,034        808,998        688,802
  Less: Unearned Income                                                          (1,929)        (2,092)        (1,977)
  Less: Allowance for Loan Losses                                               (17,564)       (17,220)       (16,871)
-------------------------------------------------------------------------- -------------- -------------- --------------
    Loans, Net                                                                   779,541        789,686        669,954
-------------------------------------------------------------------------- -------------- -------------- --------------
Land, Buildings & Equipment                                                       11,130         11,209         11,323
Interest Receivable and Other Assets                                              46,915         49,948         42,689
-------------------------------------------------------------------------- -------------- -------------- --------------
    Total Assets                                                              $1,121,561     $1,148,565     $1,079,594
========================================================================== ============== ============== ==============

Liabilities & Shareholders' Equity
-------------------------------------------------------------------------- -------------- -------------- --------------
Deposits:
  Demand                                                                        $217,328       $223,000       $189,999
  Interest Bearing Transaction                                                    93,655         96,869         90,675
  Savings                                                                        279,263        276,016        249,862
  Time Deposits                                                                  316,346        308,464        319,452
-------------------------------------------------------------------------- -------------- -------------- --------------
    Total Deposits                                                               906,592        904,349        849,988
-------------------------------------------------------------------------- -------------- -------------- --------------

Fed Funds Purchased                                                                    0          1,000              0
FHLB Borrowings                                                                   80,918        111,928        100,956
Subordinated Debentures                                                           10,310         10,310              0
Other Liabilities                                                                 10,278         11,373         22,444
-------------------------------------------------------------------------- -------------- -------------- --------------
    Total Liabilities                                                          1,008,098      1,038,960        973,388
-------------------------------------------------------------------------- -------------- -------------- --------------

Shareholders' Equity
  Common Stock                                                                         8              8              7
  Additional Paid In Capital                                                      71,560         72,506         64,479
  Retained Earnings                                                               41,551         37,650         40,150
  Accumulated Other Comprehensive Income                                             344          (559)          1,570
-------------------------------------------------------------------------- -------------- -------------- --------------
    Total Shareholders' Equity                                                   113,463        109,605        106,206
-------------------------------------------------------------------------- -------------- -------------- --------------
    Total Liabilities & Shareholders' Equity                                  $1,121,561     $1,148,565     $1,079,594
========================================================================== ============== ============== ==============

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)

-------------------------------------------------------------------------- --------------- --------------
                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                  2004            2003
-------------------------------------------------------------------------- --------------- --------------
Interest Income
  Interest & Fees on Loans                                                        $11,673        $10,592
  Federal Funds Sold                                                                   52             79
  Securities:
      Taxable                                                                       1,726          1,909
      Non-taxable                                                                     594            619
-------------------------------------------------------------------------- --------------- --------------
      Total Interest Income                                                        14,045         13,199
-------------------------------------------------------------------------- --------------- --------------
Interest Expense
  Interest Bearing Transaction                                                         14             49
  Savings                                                                             256            345
  Time Deposits                                                                     1,322          1,907
  Interest on Borrowed Funds                                                          716            577
  Interest on Subordinated Debentures                                                 105              0
-------------------------------------------------------------------------- --------------- --------------
      Total Interest Expense                                                        2,413          2,878
-------------------------------------------------------------------------- --------------- --------------

Net Interest Income                                                                11,632         10,321
Provision for Loan Losses                                                             375            200
-------------------------------------------------------------------------- --------------- --------------
Net Interest Income After Provision for Loan Losses                                11,257         10,121
-------------------------------------------------------------------------- --------------- --------------

Non-Interest Income
  Service Charges on Deposit Accounts                                               1,189          1,176
  Net Gain (Loss) on Sale of Investment Securities                                    641            132
  Credit Card Merchant Fees                                                           384            354
  Increase in Cash Surrender Value of Life Insurance                                  420            383
  Other                                                                               910            906
-------------------------------------------------------------------------- --------------- --------------
      Total Non-Interest Income                                                     3,544          2,951
-------------------------------------------------------------------------- --------------- --------------

Non-Interest Expense
  Salaries & Employee Benefits                                                      6,053          4,939
  Occupancy                                                                           459            405
  Equipment                                                                           440            601
  Other Operating                                                                   1,746          1,804
-------------------------------------------------------------------------- --------------- --------------
      Total Non-Interest Expense                                                    8,698          7,749
-------------------------------------------------------------------------- --------------- --------------

Net Income Before Taxes                                                             6,103          5,323
Provision for Taxes                                                                 2,201          1,922
-------------------------------------------------------------------------- --------------- --------------
    Net Income                                                                     $3,902         $3,401
========================================================================== =============== ==============

Earnings Per Share                                                                  $5.12          $4.43
========================================================================== =============== ==============

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income  (Unaudited)

--------------------------------------------------------------------------------------- ----------- ----------
(in thousands)                                                                             For Three Months
                                                                                            Ended March 31,
                                                                                            2004       2003
--------------------------------------------------------------------------------------- ----------- ----------
    Net Income                                                                           $ 3,902     $ 3,401

    Other Comprehensive Income (Loss) -

      Unrealized Gains on Derivative Instruments:
        Unrealized holding gains arising during the period, net
        of income tax effects of $75 and $55 for the quarters ended
        March 31, 2004 and 2003, respectively.                                               104         76

        Less: Reclassification adjustment for realized gains included in net income, net of related income tax effects of $(32) and $0 for the
        quarters ended March 31, 2004 and 2003, respectively.                                (44)        -

      Unrealized Gains (Losses) on Securities:
        Unrealized holding gains (losses) arising during the period, net of income tax effects of $882 and $(188) for the quarters ended March 31, 2004 and
        2003, respectively.                                                                1,215       (260)

        Less: Reclassification adjustment for realized gains included in net income, net of related income tax effects of $(269) and $(56) for the
        quarters ended March 31, 2004 and 2003, respectively.                               (372)       (76)

--------------------------------------------------------------------------------------- ----------- ----------
         Total Other Comprehensive Income (Loss)                                             903       (260)
--------------------------------------------------------------------------------------- ----------- ----------
      Comprehensive Income                                                               $ 4,805     $ 3,141
======================================================================================= =========== ==========

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands except share data)                                                                     Accumulated
                                            Common                    Additional                       Other             Total
                                            Shares        Common       Paid-In       Retained      Comprehensive     Shareholders'
                                          Outstanding       Stock       Capital       Earnings         Income            Equity
--------------------------------------- --------------- ------------ ------------- ------------- ------------------ ----------------
Balance, December 31, 2002                   733,021      $     7     $  64,979     $  36,749        $     1,830      $   103,565
======================================= =============== ============ ============= ============= ================== ================
Net Income                                                      -           -           3,401                -              3,401
Redemption of Stock                           (2,000)           -          (500)          -                  -               (500)
Unrealized Gains on Derivative Instruments                      -           -             -                   76               76
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                                -           -             -                 (336)            (336)
--------------------------------------- --------------- ------------ ------------- ------------- ------------------ ----------------
Balance, March 31, 2003                      731,021      $     7     $  64,479     $  40,150        $     1,570      $   106,206
======================================= =============== ============ ============= ============= ================== ================

--------------------------------------- --------------- ------------ ------------- ------------- ------------------ ----------------
Balance, December 31, 2003                   763,274      $     8     $  72,506     $  37,650        $      (559)     $   109,605
======================================= =============== ============ ============= ============= ================== ================
Net Income                                                      -           -           3,902                -              3,902
Redemption of Stock                           (2,632)           -          (946)           (1)               -               (947)
Unrealized Gains on Derivative Instruments                      -           -             -                   59               59
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                                -           -             -                  844              844
--------------------------------------- --------------- ------------ ------------- ------------- ------------------ ----------------
Balance, March 31, 2004                      760,642      $     8     $  71,560     $  41,551         $      344      $   113,463
======================================= =============== ============ ============= ============= ================== ================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statement of Cash Flows (Unaudited)                                           Three Months Ended
------------------------------------------------------------------------------------ ---------------------------
(in thousands)                                                                            Mar. 31       Mar. 31
                                                                                            2004          2003
----- ------------------------------------------------------------------------------ ------------- -------------
Operating Activities:
 Net Income                                                                                $3,902        $3,401
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Provision for Loan Losses                                                                375           200
     Depreciation and Amortization                                                            389           396
     Provision for Deferred Income Taxes                                                     (180)          (25)
     Net Amortization of Investment Security Premium & Discounts                              344           286
     Net Gain on Sale of Investment Securities                                               (641)         (133)
     Net Decrease in Interest Receivable and Other Assets                                   3,213           689
     Net (Decrease) Increase in Interest Payable and Other Liabilities                     (1,095)       12,331
------------------------------------------------------------------------------------ ------------- -------------
      Net Cash Provided by Operating Activities                                             6,307        17,145

Investing Activities:
  Securities Available-for-Sale:
    Purchased                                                                             (36,981)     (113,013)
    Sold or Matured                                                                        51,700        46,087
  Securities Held-to-Maturity:
    Purchased                                                                                   0       (18,303)
    Matured                                                                                 2,092         1,589
  Net Increase in Loans                                                                     9,740         9,814
  Principal Collected on Loans Previously Charged Off                                          30            23
  Net Additions to Premises and Equipment                                                    (310)         (377)
------------------------------------------------------------------------------------ ------------- -------------
      Net Cash Provided (Used) by Investing Activities                                     26,271       (74,180)

Financing Activities:
  Net Decrease in Demand, Interest-Bearing Transaction,
      and Savings Accounts                                                                 (5,639)       (1,071)
  Increase in Time Deposits                                                                 7,882           834
  Net Decrease in Federal Funds Purchased                                                  (1,000)      (16,997)
  Net Increase (Decrease) in Federal Home Loan Bank Advances
      Advances                                                                            (31,000)       59,991
      Paydowns                                                                                (10)           (9)
  Stock Redemption                                                                           (947)         (500)
------------------------------------------------------------------------------------ ------------- -------------
      Net Cash (Used) Provided by Financing Activities                                    (30,714)       42,248

Increase (Decrease) in Cash and Cash Equivalents                                            1,864       (14,787)

Cash and Cash Equivalents at Beginning of Year                                             35,800        53,574
------------------------------------------------------------------------------------ ------------- -------------
Cash and Cash Equivalents as of March 31, 2004 and March 31, 2003                         $37,664       $38,787
==================================================================================== ============= =============

The accompanying notes are an integral part of these consolidated financial statements

                           FARMERS & MERCHANTS BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
          For the three months ended March 31, 2004 and March 31, 2003

1.  Significant Accounting Policies
Farmers & Merchants Bancorp (the Company) was organized March 10, 1999. Primary operations are related to traditional banking activities through its subsidiary Farmers & Merchants Bank of Central California (the Bank). The consolidated financial statements of the Company and its subsidiary, the Bank, are prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect reported amounts as of the date of the balance sheet and revenues and expenses for the period. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank's wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. The investment in the Bank is carried at the Company's equity in the underlying net assets. Significant intercompany transactions have been eliminated in consolidation. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank, Farmers & Merchants Investment Corporation has been dormant since 1991. Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank. In December 2003, the Company formed a wholly owned subsidiary, FMCB Statutory Trust I. FMCB Statutory Trust I, is a non-consolidated subsidiary per generally accepted accounting principals (GAAP), and was formed for the sole purpose of issuing Trust Preferred Securities.

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

Investment Securities
Investment securities are classified at the time of purchase as held-to-maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount using a methodology which approximates a level yield of interest over the estimated remaining period until maturity. Losses, reflecting a decline in value judged by the Company to be other than temporary, are recognized in the period in which they become known.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the recorded amount of the loan in the Consolidated Balance Sheets is based on the present value of expected future cash flows discounted at the loan's effective interest rate or on the observable or estimated market price of the loan or the fair value of the collateral if the loan is collateral dependent. Impaired loans are placed on a non-accrual status with income reported accordingly. Cash payments are first applied as a reduction of the principal balance until collection of the remaining principal and interest can be reasonably assured. Thereafter, interest income is recognized as it is collected in cash.

Allowance for Loan Losses
As a financial institution which assumes lending and credit risks as a principal element in its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the allowance for loan losses is maintained at a level considered adequate by management to provide for losses that can be reasonably estimated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management employs a systematic methodology for determining the allowance for loan losses. On a quarterly basis, management reviews the credit quality of the loan portfolio and considers problem loans, delinquencies, internal credit reviews, current economic conditions, loan loss experience and other factors in determining the adequacy of the allowance balance.

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

Premises and Equipment
Premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight line method over the estimated useful lives of the assets. Estimated useful lives of buildings range from 30 to 40 years, and for furniture and equipment from 3 to 8 years. Leasehold improvements are amortized over the lesser of the terms of the respective leases, or their useful lives, which are generally 5 to 10 years. Remodeling and capital improvements are capitalized while maintenance and repairs are charged directly to occupancy expense.

Other Real Estate
Other real estate owned, which is included in other assets, is comprised of properties acquired through foreclosures in satisfaction of indebtedness. These properties are recorded at fair value less estimated selling costs upon acquisition. Revised estimates to the fair value less cost to sell are reported as adjustments to the carrying amount of the asset, provided that such adjusted value is not in excess of the carrying amount at acquisition. Initial losses on properties acquired through full or partial satisfaction of debt are treated as credit losses and charged to the Allowance for Loan Losses at the time of acquisition. Subsequent declines in value from the recorded amounts, routine holding costs, and gains or losses upon disposition, if any, are included in non-interest income or expense as incurred.

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

Earnings Per Share
The actual number of shares outstanding at March 31, 2004, was 760,642. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Weighted average number of shares for the three months ending March 31, 2004 and 2003 were 762,851 and 768,584, respectively. Earnings per share for the three months ending March 31, 2004 and 2003 were $5.12 and $4.43, respectively. Prior periods per share amounts have been restated for the 5% stock dividend declared during 2003 and 2002.

Dividends
Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. No cash or stock dividends were declared during the first quarter of 2004 or 2003.

On April 6, 2004, the Board of Directors declared a 5% stock dividend payable May 12, 2004, to shareholders of record at the close of business on April 16, 2004. Common stock shareholders of record as of April 16, 2004, will receive one share of common stock for every 20 shares of common stock owned. Fractional shares will not be issued. For common stock share lots of less than 20 shares, a cash dividend in the amount of $17.15 per share will be paid in lieu of the stock dividend.

Segment Reporting
The Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a community bank which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernable lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements of SFAS No. 131 have been met by the Company as of March 31, 2004.

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

Comprehensive Income
The Statement of Financial Accounting Standards, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income refers to revenues, expenses, gains and losses that generally accepted accounting principles recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income includes net income (loss) and changes in fair value of its available-for-sale investment securities, minimum pension liability adjustments and cash flow hedges.

2.  Recent Accounting Developments

Derivative Instruments and Hedging Activities
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The provisions of SFAS No.149 that relate to SFAS No. 133 and No. 138 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133 and No. 138, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS No.149 should be applied prospectively.

The adoption of SFAS No. 149 did not have a material impact on the Company's financial condition or operating results.

Certain Financial Instruments with Characteristics of both Liabilities and
Equity
In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance.

Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The adoption of SFAS No. 150 did not have a material impact on the Company's financial condition or operating results.

Consolidation of Variable Interest Entities
In January 2003, the FASB issued FIN 46. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.

FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

FIN 46 may have an impact on the treatment of the trust preferred securities we have issued and ability for those instruments to continue to provide the Company with Tier 1 capital. FIN 46 prevents the Company from consolidating the trust entity that issued these trust preferred securities. The Federal Reserve has issued regulations which allow for the inclusion of these instruments in Tier 1 capital regardless of the impact of FIN 46 on the consolidation of the trusts. There remains the potential that this determination by the Federal Reserve may be changed at a later date. We do not expect FIN 46 to have any other material impact on the Company's financial condition or operating results.

3.  Interim-Period Disclosure of Employee Benefit Plans

Components of Net Periodic Pension Cost:

Three months ended March 31                          Pension Benefits
                                            -----------------------------------
(in thousands)                                  2004                  2003
                                            --------------        -------------
Service cost                                   $  12                  $ 13
Interest cost                                     64                    56
Expected return on assets                        (57)                  (32)
Amortization of (gain)/loss                      126                    94
Amortization of prior service cost                 0                     0
Amortization of transition obligation              0                     0
                                            --------------        -------------
Net periodic pension cost                      $ 145                 $ 131
                                            ==============        =============

Employer Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $222,000 to its Pension Plan in 2004. As of March 31, 2004, $0 has been contributed to the Plan. The Company still expects to contribute at least $222,000 to the Plan in 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements
Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Farmers & Merchants Bancorp and its subsidiaries. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company's 2003 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute "forward-looking statements" and usually contain the words "estimate," "project," "expect," "objective," "goal," or similar expressions and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe-harbor" provisions of the private Securities Litigation Reform Act, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer, and other lending activities; (iv) changes in federal and state banking laws or regulations; (v) competitive pressure in the banking industry; (vi) changes in governmental fiscal or monetary policies; (vii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (viii) dividend restrictions; (ix) asset/liability pricing risks and liquidity risks; (x) changes in the securities markets; (xi) certain operational risks involving data processing systems or fraud; (xii) the State of California's fiscal difficulties; and (xiii) other external developments which could materially impact the Company's operational and financial performance. Additional information on these and other factors that could affect financial results are included in the Company's Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Overview
The Company's primary service area encompasses the northern Central Valley of California, a territory that is significantly impacted by the agricultural industry. Accordingly, any discussion of the Company's Financial Condition and Results of Operations is influenced by the seasonal banking needs of its customers. Comparisons of the current quarter's results, both in terms of the balance sheet and income statement, are most meaningful to the same quarter in the prior year, not to the prior calendar quarter.

For the three months ended March 31, 2004, Farmers & Merchants Bancorp reported net income of $3,902,000, earnings per share of $5.12 and return on average assets of 1.38%. Return on average shareholders' equity was 14.07% for the three months ended March 31, 2004. For the three months ended March 31, 2003, net income totaled $3,401,000, earnings per share was $4.43 and return on average assets was 1.35%. Return on average shareholders' equity for the three months ended March 31, 2003 was 12.98%.

The Company's improved earnings performance in the first quarter of 2004 when compared to the same period last year was due to a combination of (1) growth in earning assets, (2) improvement in the mix of earning assets as reflected by an increase in loans as a percentage of average earning assets, (3) improvement in non-interest income and (4) an improvement in the efficiency ratio from 58.39% for the three months ended March 31, 2003 to 57.31% for the three months ended March 31, 2004. These factors combined to offset the continuing negative impact on the Bank's net interest income of declining market interest rates during 2002 and 2003.

The following is a summary of the financial results for the three-month period ended March 31, 2004 compared to March 31, 2003.

o Net income increased 14.7% to $3.9 million from $3.4 million.

o Earnings per share increased 15.6% to $5.12 from $4.43.

o Net interest income increased 12.7% to $11.6 million from $10.3 million.

o Total assets increased 3.9% to $1.1 billion.

o Gross loans increased 16.0% to $799.0 million.

o Total deposits increased 6.7% to $906.6 million.

o Total shareholders' equity increased 6.8% to $113.5 million after stock repurchases of $947,000.


Results of Operations

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

Net interest income increased 12.7% to $11.6 million during the first three months of 2004, compared to $10.3 million at March 31, 2003. On a fully taxable equivalent basis, net interest income increased 12.2% and totaled $11.9 million at March 31, 2004, compared to $10.7 million for the first three months of 2003. The primary reason for the increase in net interest income during the first quarter of 2004 when compared to the same period last year was an improvement in the volume and mix (as reflected by an increase in loans as a percentage of average earning assets) of earning assets. These factors combined to offset the continuing negative impact on the Bank's net interest income of declining market interest rates during 2002 and 2003. During 2003, the Federal Reserve Bank dropped their Discount Rate by 25 basis points, following a drop of 50 basis points during 2002. This resulted in an equivalent drop in the Bank's prime rate, the index on which many of its loans are priced.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the first quarter of 2004, the Company's net interest margin was 4.56% compared to 4.62% in 2003. The decrease in the net interest margin was due primarily to the continuing negative impact of declines in market interest rates during 2002 and 2003. The Bank's earning assets, particularly loans, generally reprice more quickly than its interest bearing liabilities, causing a decrease in net interest margin as market interest rates decline. As market interest rates begin to rise, the net interest margin is expected to improve.

Loans, generally the Company's highest earning asset, increased $110.2 million as of March 31, 2004 compared to March 31, 2003. On an average balance basis, loans increased by $102.5 million for the three months ended March 31, 2004. Due to the continuing negative impact of a decline in interest rates during 2002 and 2003 the yield on the loan portfolio decreased 31 basis points to 5.95% for the three months ended March 31, 2004 compared to 6.26% for the three months ended March 31, 2003. This decrease in yield was offset by the growth in loan balances, which resulted in interest revenue from loans increasing 10.2% to $1.1 million for the first three months of 2004.

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

Average investment securities increased $14.4 million compared to the average balance at March 31, 2003. Even with the increase in the average balance of investment securities there was a decrease in interest income of $220,000 for the three months ended March 31, 2004, due to the continuing negative impact of a decline in interest rates during 2002 and 2003. The average yield, on a taxable equivalent basis, in the investment portfolio was 4.38% in 2004 compared to 5.04% in 2003. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates located on page 26 is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $91.1 million or 13.0%. Of that increase, average borrowed funds (primarily FHLB Advances) increased $49.3 million, subordinated debentures increased $10.3 million and interest-bearing deposits increased $31.5 million. Even as interest-bearing sources of funds increased, interest expense decreased 16.2% as a result of declining interest rates paid for those sources of funds. Overall, the average interest cost on interest-bearing sources of funds was 1.2% at March 31, 2004 and 1.7% at March 31, 2003.

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

After reviewing all factors, management concluded that the allowance for loan losses as of March 31, 2004 was adequate.

The Company has established credit management policies and procedures that govern both the approval of new loans and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, portfolio diversification guidelines, dollar limits on loans to one borrower and by restricting loans made primarily to its principal market area where management believes it is better able to assess the applicable risk. Management reports regularly to the Board of Directors regarding trends and conditions in the loan portfolio and regularly conducts credit reviews of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight.

As of March 31, 2004, the allowance for loan losses was $17.6 million, which represents 2.2% of the total loan balances. As of March 31, 2003 the allowance was $16.9 million or 2.4% of total loans. The table below illustrates the change in the allowance for the first three months of 2004 and 2003.

Allowance for Loan Losses (in thousands)
Balance, December 31, 2003                                        $ 17,220
Provision Charged to Expense                                           375
Recoveries of Loans Previously Charged Off                              31
Loans Charged Off                                                      (62)
==============================================================================
Balance, March 31, 2004                                           $ 17,564
==============================================================================

Balance, December 31, 2002                                        $ 16,684
Provision Charged to Expense                                           200
Recoveries of Loans Previously Charged Off                              23
Loans Charged Off                                                      (36)
==============================================================================
Balance, March 31, 2003                                           $ 16,871
==============================================================================

Non-Interest Income
Overall, non-interest income increased $593,000 or 20.1% for the three months ended March 31, 2004 compared to the same period of 2003. Most of the growth occurred in gain on sale of investment securities, which increased $509,000 through the first three months of 2004. The increase was mainly the result of the Company's decision to take advantage of the decline in interest rates that began in early January 2004 and continued through early April 2004, by selling approximately $29.8 million in investment securities for a gain.

Non-Interest Expense
Overall, non-interest expense increased $949,000 or 12.2% over the first three months of 2004, primarily as a result of a $1.1 million increase in Salaries and Employee Benefits. This increase was due primarily to increased contributions to the Bank's retirement plans and incentive compensation plans.

Income Taxes
The provision for income taxes increased 14.5% to $2.2 million for the first three months of 2004. The Company's effective tax rate decreased to 36.06% for the first three months of 2004 compared to 36.11% for the same period in 2003.

Financial Condition

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

The investment portfolio provides the Company with an income alternative to loans. As of March 31, 2004 the investment portfolio represented 21.9% of the Company's total assets. Total investment securities decreased $70.5 million from a year ago and now total $246.3 million. As previously discussed (see "Non Interest Income"), the Bank took advantage of the decline in interest rates that began in January 2004 to sell approximately $29.8 million in investment securities for a gain. The Bank intends to reinvest these funds as rates rise. Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the three months ended March 31, 2004, average Federal Funds Sold was $20.6 million compared to $19.0 million in 2003.

Loans
The Company's loan portfolio at March 31, 2004 increased $110.2 million from March 31, 2003. The increase was due to strong loan demand in the Company's market area, along with an aggressive calling program on high quality loan prospects. Additionally, on an average balance basis loans have increased $102.5 million or 14.9%. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:

(in thousands)                      March 31, 2004         Dec. 31, 2003        March 31, 2003
--------------------------------------------------- -------------------------------------------
Real Estate                               $407,475               $386,735             $323,487
Real Estate Construction                    65,598                 77,115               67,607
Home Equity                                 54,805                 55,827               47,171
Agricultural                               124,679                134,862              101,162
Commercial                                 129,804                136,955              130,281
Consumer                                    16,673                 17,504               19,094
--------------------------------------------------- -------------------------------------------
  Gross Loans                              799,034                808,998              688,802

Less:


  Unearned Income                            1,929                  2,092                1,977
  Allowance for Loan Losses                 17,564                 17,220               16,871
--------------------------------------------------- -------------------------------------------
  Net Loans                               $779,541              $ 789,686            $ 669,954
=================================================== ===========================================

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 2004, the Company had entered into commitments with certain customers amounting to $328.3 million compared to $295.0 million at March 31, 2003. Letters of credit at March 31, 2004, and March 31, 2003, were $12.5 million and $18.7 million, respectively.

Non-Performing Assets
Non-performing assets are comprised of non-performing loans and other real estate owned. As set forth in the table below, non-performing loans as of March 31, 2004 were $2.6 million compared to $3.3 million at March 31, 2003. Accrued interest reversed from income on loans placed on a non-accrual status totaled $329 thousand at March 31, 2004 compared to $333 thousand at March 31, 2003. The Company reported no other real estate owned for both March 31, 2004 and March 31, 2003. Non-Performing Assets (dollar amounts in thousands) March 31, 2004

December 31, 2003 March 31, 2003
-------------------------------------------------------------------------
Non-performing Loans                       $2,580     $2,584      $3,273
Other Real Estate Owned                         0          0           0
=========================================================================
Total                                      $2,580     $2,584      $3,273
=========================================================================

Non-Performing Assets
as a % of Total Loans                        0.3%       0.3%        0.5%
Allowance for Loan Losses as a % of
Non-Performing Loans                      680.77%     666.4%      515.5%


Except for non-performing loans shown in the table above, the Bank's management is not aware of any loans as of March 31, 2004 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Bank's management cannot, however, predict the extent to which any deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower's ability to pay.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

At March 31, 2004, deposits totaled $906.6 million. This represents an increase of 6.7% or $56.6 million from March 31, 2003. The increase was focused in demand and savings deposit accounts, which increased $27.3 million and $29.4 million, respectively. The Bank's calling efforts for prospective customers includes acquiring both loan and deposit relationships which results in new demand, interest bearing transaction and savings accounts.

Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets. These advances are also used to manage the Bank's interest rate risk exposure, and as opportunities exist to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB advances as of March 31, 2004 were $80.9 million compared to $100.9 million as of March 31, 2003. As previously discussed (see "Non Interest Income"), the Bank sold certain investment securities during the first quarter of 2004 and used these funds, in part, to reduce FHLB advances.

Long-term Subordinated Debentures
On December 17, 2003 the Company raised $10 million through an offering of trust preferred securities. Although this amount is reflected as subordinated debt on the Company's balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see Capital). These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. Interest rates reset quarterly and were 3.96% as of March 31, 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations). Management believes, as of March 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which it is subject.
As of September 30, 2003, the most recent notification from the Federal Reserve Bank categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                         Regulatory Capital    Prompt Corrective
(in thousands)                                        Actual                Requirements       Action Provisions
------------------------------------------------------------------------------------------------------------------
The Company:                                    Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of March 31, 2004
Total Capital to Risk Weighted Assets         $135,864      13.39%    $81,185         8.0%        N/A        N/A
Tier I Capital to Risk Weighted Assets        $123,119      12.13%    $40,593         4.0%        N/A        N/A
Tier I Capital to Average Assets              $123,119      10.88%    $45,257         4.0%        N/A        N/A

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                         Regulatory Capital    Prompt Corrective
(in thousands)                                        Actual                Requirements       Action Provisions
------------------------------------------------------------------------------------------------------------------
The Bank:                                       Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of March 31, 2004
Total Capital to Risk Weighted Assets         $131,158      13.04%     $ 80,482       8.0%    $100,602      10.0%
Tier I Capital to Risk Weighted Assets        $118,521      11.78%     $ 40,241       4.0%    $ 60,361       6.0%
Tier I Capital to Average Assets              $118,521      10.53%     $ 45,031       4.0%    $ 56,289       5.0%

As previously discussed (see Long-term Subordinated Debentures), in order to supplement its regulatory capital base, during December, 2003 the Company raised $10 million of trust preferred securities. Under applicable regulatory guidelines, trust preferred securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of trust preferred securities would qualify as Tier 2 capital. The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company's trust preferred securities currently qualify as Tier 1 capital.

In accordance with the provisions of Financial Accounting Standard Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the Company does not consolidate the subsidiary trust which has issued the trust preferred securities. Previously, financing subsidiaries were generally consolidated with their parents under generally accepted accounting principles. As a result of this new accounting interpretation, on July 2, 2003, the Federal Reserve Board issued Supervisory Letter (SR 03-13) which preserves the historical capital treatment of trust preferred securities as Tier I Capital despite the deconsolidation of these securities. That Supervisory Letter remained in effect at December 31, 2003 and March 31, 2004, and the Company continues to include these securities in its Tier I capital. There remains the potential that this determination by the Federal Reserve Board may change at a later date and the Federal Reserve Board continues to review its position on this matter.

If Tier I capital treatment for the Company's trust preferred securities were disallowed, there would be a reduction in our consolidated capital ratios. However, the Company would remain "well-capitalized" in the event that the Federal Reserve Board elected to change its position with regards to the capital treatment of trust preferred securities. If Tier I capital treatment were disallowed, the Company may be able to redeem the trust preferred securities pursuant to their terms, and have the ability to identify and obtain alternative sources of capital.

As part of an overall capital management program, in 1998 the Board approved a stock repurchase program. Since 1999, the Company has repurchased over 39,000 shares for total consideration of $9.6 million. The Company will continue to repurchase shares when it believes it is in the best long-term interest of shareholder value.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management
The Company has adopted a Risk Management Plan which aims to ensure the proper control and management of all risk factors inherent in the operation of the Company and the Bank. Specifically, credit risk, interest rate risk, liquidity risk, compliance risk, strategic risk, reputation risk and price risk can all affect the market risk of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by the Company may expose the Company and the Bank to one or more of these risk factors.

Credit Risk
Credit risk is the risk to earnings or capital arising from an obligor's failure to meet the terms of any contract or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on counterparty, issuer or borrower performance.

Credit risk in the investment portfolio and correspondent bank accounts is addressed through defined limits in the Bank's policy statements. In addition, certain securities carry insurance to enhance credit quality of the bond.

Credit risk in the loan portfolio is controlled by limits on industry concentration, aggregate customer borrowings and geographic boundaries. Standards on loan quality also are designed to reduce loan credit risk. Senior Management, Directors' Committees, and the Board of Directors are regularly provided with information intended to identify, measure, control and monitor the credit risk of the Bank.

The Company's methodology for assessing the appropriateness of the allowance is applied on a regular basis and considers all loans. The systematic methodology consists of two major elements. The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan's effective interest rate, the fair value of the loan's collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

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

The second major element of the analysis, which considers all known relevant internal and external factors that may affect a loan's collectibility, is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

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

Management believes that the allowance for loan losses at March 31, 2004 was adequate to provide for both recognized losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan chargeoffs that would increase the provision for loan losses and thereby adversely affect the results of operations.

Market Risk - Interest Rate Risk
The mismatch between maturities of interest sensitive assets and liabilities results in uncertainty in the Company's earnings and economic value and is referred to as interest rate risk. The Company's primary objective in managing interest rate risk is to minimize the potential for significant loss as a result of changes in interest rates.

The Company measures interest rate risk in terms of potential impact on both its economic value and earnings. The methods for governing the amount of interest rate risk include: analysis of asset and liability mismatches (GAP analysis), the utilization of a simulation model and limits on maturities of investment, loan and deposit products which reduces the market volatility of those instruments.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2004, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.60% if rates increase by 200 basis points and a decrease in net interest income of 1.51% if rates decline 100 basis points.

The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company's net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cashflows, and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. See Note 13 of the Notes to the Consolidated Financial Statements located in the 2003 Annual Report to Shareholders.

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

In general, liquidity risk is managed daily by controlling the level of Federal Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Federal Funds as a cushion for temporary liquidity needs. During the first quarter of 2004, Federal Funds averaged $20.6 million. The Company maintains Federal Fund credit lines of $50 million with major banks subject to the customary terms and conditions for such arrangements and $175 million in repurchase lines with major brokers. In addition the Company has additional borrowing capacity of $129 million from the Federal Home Loan Bank.

At March 31, 2004, the Company had available liquid assets, which included cash and cash equivalents and unpledged investment securities of approximately $154.9 million, which represents 13.8% of total assets.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports. Such information is reported to the Company's management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives. Management also evaluated the cost-benefit relationship of possible controls and procedures.

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

Average Balance Sheets

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ending March 31, 2004 and 2003.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                              Three Months Ended March 31,      Three Months Ended March 31,
                                                                          2004                               2003
Assets                                                        Balance   Interest      Rate      Balance    Interest     Rate
--------------------------------------------------------- ------------- --------- ---------- ------------ ---------- ---------
Federal Funds Sold                                            $ 20,585      $ 52      1.02%     $ 19,036       $ 79     1.68%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                    0         0      0.00%            0          0     0.00%
  U.S. Agencies                                                 63,061       577      3.71%       32,318        266     3.34%
  Municipals - Taxable                                           1,089        17      6.33%        1,343         21     6.34%
  Municipals - Non-Taxable                                      24,021       343      5.79%       31,953        446     5.66%
  Mortgage Backed Securities                                   113,393     1,016      3.63%      116,312      1,369     4.77%
  Other                                                          7,867       111      5.72%       20,428        249     4.94%
--------------------------------------------------------- ------------- --------- ---------- ------------ ---------- ---------
    Total Investment Securities Available-for-Sale             209,431     2,064      4.00%      202,354      2,351     4.71%
--------------------------------------------------------- ------------- --------- ---------- ------------ ---------- ---------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                    0         0      0.00%            0          0     0.00%
  U.S. Agencies                                                      0         0      0.00%            0          0     0.00%
  Municipals - Taxable                                               0         0      0.00%            0          0     0.00%
  Municipals - Non-Taxable                                      36,301       590      6.59%       28,814        522     7.34%
  Mortgage Backed Securities                                         0         0      0.00%            0          0     0.00%
  Other                                                            372         5      5.45%          479          7     5.93%
--------------------------------------------------------- ------------- --------- ---------- ------------ ---------- ---------
    Total Investment Securities Held-to-Maturity                36,673       595      6.58%       29,293        529     7.32%
--------------------------------------------------------- ------------- --------- ---------- ------------ ---------- ---------

Loans
  Real Estate                                                  459,385     7,179      6.29%      384,719      6,442     6.79%
  Home Equity                                                   55,201       637      4.64%       46,543        587     5.11%
  Agricultural                                                 124,139     1,574      5.10%      100,195      1,289     5.22%
  Commercial                                                   133,283     1,884      5.69%      135,856      1,853     5.53%
  Consumer                                                      11,439       275      9.67%       13,685        303     8.98%
  Credit Card                                                    4,552       112      9.90%        4,352        102     9.51%
  Municipal                                                      1,096        12      4.40%        1,250         16     5.19%
--------------------------------------------------------- ------------- --------- ---------- ------------ ---------- ---------
    Total Loans                                                789,095    11,673      5.95%      686,600     10,592     6.26%
--------------------------------------------------------- ------------- --------- ---------- ------------ ---------- ---------
    Total Earning Assets                                     1,055,784   $14,384      5.48%      937,283    $13,550     5.86%
                                                                        ========= ==========              ========== =========

Unrealized Gain/(Loss) on Securities Available-for-Sale          2,832                             4,496
Allowance for Loan Losses                                     (17,382)                          (16,837)
Cash and Due From Banks                                         31,471                            29,239
All Other Assets                                                60,139                            54,307
--------------------------------------------------------- -------------                      ------------
    Total Assets                                            $1,132,844                        $1,008,488
========================================================= =============                      ============

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                         $94,147      $ 14      0.06%      $89,325       $ 49     0.22%
  Savings                                                      277,378       256      0.37%      243,202        345     0.58%
  Time Deposits                                                313,344     1,322      1.70%      320,855      1,907     2.41%
--------------------------------------------------------- ------------- --------- ---------- ------------ ---------- ---------
    Total Interest Bearing Deposits                            684,869     1,592      0.93%      653,382      2,301     1.43%
Other Borrowed Funds                                            98,766       716      2.92%       49,493        577     4.73%
Subordinated Debentures                                         10,310       105      4.10%            0          0     0.00%
--------------------------------------------------------- ------------- --------- ---------- ------------ ---------- ---------
    Total Interest Bearing Liabilities                         793,945    $2,413      1.22%      702,875     $2,878     1.66%
                                                                        ========= ==========              ========== =========

Demand Deposits (Non-Interest Bearing)                         217,893                           192,794
All Other Liabilities                                           10,066                             7,999
--------------------------------------------------------- -------------                      ------------
    Total Liabilities                                        1,021,904                           903,668

Shareholders' Equity                                           110,940                           104,820
--------------------------------------------------------- -------------                      ------------
    Total Liabilities & Shareholders' Equity                $1,132,844                        $1,008,488
========================================================= =============                      ============

Net Interest Margin                                                                   4.56%                             4.62%
========================================================= ============= ========= ========== ============ ========== =========

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)

(in thousands)                                                      Three Months Ended
                                                          Mar. 31, 2004 compared to Mar. 31, 2003
Interest Earning Assets                                        Volume        Rate    Net Chg.
-------------------------------------------------------- ------------- ------------ ---------
Federal Funds Sold                                              $  39      $  (66)   $  (27)
Investment Securities Available for Sale
  U.S. Treasuries                                                   0            0         0
  U.S. Agencies                                                   278           33       311
  Municipals - Taxable                                            (4)            0       (4)
  Municipals - Non-Taxable                                      (172)           69     (103)
  Mortgage Backed Securities                                     (33)        (320)     (353)
  Other                                                         (363)          225     (138)
-------------------------------------------------------- ------------- ------------ ---------
    Total Investment Securities Available for Sale              (294)            7     (287)
-------------------------------------------------------- ------------- ------------ ---------

Investment Securities Held to Maturity
  U.S. Treasuries                                                   0            0         0
  U.S. Agencies                                                     0            0         0
  Municipals - Taxable                                              0            0         0
  Municipals - Non-Taxable                                        360        (292)        68
  Mortgage Backed Securities                                        0            0         0
  Other                                                           (2)            0       (2)
-------------------------------------------------------- ------------- ------------ ---------
    Total Investment Securities Held to Maturity                  358        (292)        66
-------------------------------------------------------- ------------- ------------ ---------

Loans:
  Real Estate                                                   3,344      (2,607)       737
  Home Equity                                                     327        (277)        50
  Agricultural                                                    476        (191)       285
  Commercial                                                    (157)          188        31
  Installment                                                   (147)          119      (28)
  Credit Card                                                       5            5        10
  Other                                                           (1)          (2)       (3)
-------------------------------------------------------- ------------- ------------ ---------
    Total Loans                                                 3,847      (2,765)     1,082
-------------------------------------------------------- ------------- ------------ ---------
    Total Earning Assets                                        3,950      (3,116)       834
-------------------------------------------------------- ------------- ------------ ---------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                      18         (53)      (35)
  Savings                                                         256        (345)      (89)
  Time Deposits                                                  (43)        (542)     (585)
-------------------------------------------------------- ------------- ------------ ---------
    Total Interest Bearing Deposits                               231        (940)     (709)
Other Borrowed Funds                                            1,396      (1,257)       139
Subordinated Debentures                                            52           53       105
-------------------------------------------------------- ------------- ------------ ---------
    Total Interest Bearing Liabilities                          1,679      (2,144)     (465)
-------------------------------------------------------- ------------- ------------ ---------
Total Change                                                  $ 2,271      $ (972)   $ 1,299
======================================================== ============= ============ =========

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

2(e) The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2004.

                                                                   Number of Shares
                                                    Average     Purchased as Part of a    Maximum Number that May
                                   Number of       Price per      Publicly Announced       Yet Be Purchased Under
      First Quarter 2004            Shares           Share          Plan or Program         the Plan or Program
------------------------------- ---------------- -------------- ------------------------ ---------------------------
01/01/2004 - 01/31/2004                      35            300                0                      N/A
02/01/2004 - 02/29/2004                       0              0                0                      N/A
03/01/2004 - 03/31/2004                   2,597            360                0                      N/A
------------------------------- ---------------- -------------- ------------------------ ---------------------------
Total                                     2,632            360                0

1,000 of the above shares were repurchased in open-market transactions and the balance in private transactions.

The Company's common stock is not listed on any exchange, nor is it included on the NASDAQ National Market or the NASDAQ Small Cap Market. However, trades may be reported on the OTC Bulletin Board under the symbol "FMCB.OB". Management is aware that there are private transactions in the Company's common stock. When the Company repurchases shares in private transactions the price is determined based upon the most recent transactions that have occurred between third party shareholders.

See Financial Condition - Capital for a discussion of the Company's share repurchase activities and strategies.

ITEM 3. Defaults Upon Senior Securities

         Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's stockholders during the first quarter of 2004.

ITEM 5. Other Information

         None

ITEM 6(a). Exhibits

         See Exhibit Index on Page 30.

ITEM 6(b). Reports on Form 8-K

         During the quarter ended March 31, 2004, the Company filed the following Current Reports of Form 8-K:

         Description                                          Date of Report

         Annual and quarterly results of operations           February 9, 2004






                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FARMERS & MERCHANTS BANCORP

                                                 /s/ Kent A. Steinwert
Date:  May 7, 2004                             __________________________
                                                 Kent A. Steinwert
                                                 President and
                                                 Chief Executive Officer
                                                (Principal Executive Officer)


                                                 /s/ Stephen W. Haley
Date:  May 7, 2004                             __________________________
                                                 Stephen W. Haley
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                (Principal Accounting Officer)

Index to Exhibits
Exhibit No.                      Description

31   Rule 13(a)-14(a)/15d-14(a) Certifications.

32   Chief Executive Officer and Chief Financial Officer Certification pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.