Form 10-Q
period 2004-06-30
FARMERS & MERCHANTS BANCORP
filed 2004-08-06
CIK 1085913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
               For the transition period from ________ to ________

                        Commission File Number: 000-26099

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

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 797,005 as of July 30, 2004.

                           FARMERS & MERCHANTS BANCORP


                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I. - FINANCIAL INFORMATION                                            Page

Item 1 - Financial Statements

         Consolidated Balance Sheets as of June 30, 2004,
         December 31, 2003 and June 30, 2003.                                3

         Consolidated Statements of Income for the Three Months
         and Six Months Ended June 30, 2004 and 2003.                        4

         Consolidated Statements of Comprehensive Income for the Three
         Months and Six Months Ended June 30, 2004 and 2003.                 5

         Statement of Changes in Shareholders' Equity for the Six
         Months Ended June 30, 2004 and 2003.                                6

         Consolidated Statement of Cash Flows for the Six
         Months Ended June 30, 2004 and 2003.                                7

         Notes to Consolidated Financial Statements                          8

Item 2 - Management's Discussion and Analysis                               13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk         22

Item 4 - Controls and Procedures                                            25


PART II. - OTHER INFORMATION                                                30


Signatures                                                                  32

Index to Exhibits                                                           33

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets

------------------------------------------------------------- -------------- -------------- --------------
(in thousands)                                                  June 30,     December 31,     June 30,
                                                                  2004           2003           2003
Assets                                                         (Unaudited)                   (Unaudited)
------------------------------------------------------------- -------------- -------------- --------------
Cash and Cash Equivalents:
  Cash and Due From                                                 $32,518        $35,800        $48,316
  Federal Funds Sold                                                  6,300              0              0
------------------------------------------------------------- -------------- -------------- --------------
    Total Cash and Cash Equivalents                                  38,818         35,800         48,316

Investment Securities:
  Available-for Sale                                                188,022        223,965        218,010
  Held-to-Maturity                                                   72,159         37,957         42,907
------------------------------------------------------------- -------------- -------------- --------------
    Total Investment Securities                                     260,181        261,922        260,917
------------------------------------------------------------- -------------- -------------- --------------

Loans                                                               842,736        808,998        750,137
  Less: Unearned Income                                             (2,014)        (2,092)        (2,168)
  Less: Allowance for Loan Losses                                  (17,776)       (17,220)       (17,091)
------------------------------------------------------------- -------------- -------------- --------------
    Loans, Net                                                      822,946        789,686        730,878
------------------------------------------------------------- -------------- -------------- --------------
Land, Buildings & Equipment                                          11,644         11,209         11,099
Interest Receivable and Other Assets                                 53,663         49,948         44,406
------------------------------------------------------------- -------------- -------------- --------------
    Total Assets                                                 $1,187,252     $1,148,565     $1,095,616
============================================================= ============== ============== ==============

Liabilities & Shareholders' Equity
------------------------------------------------------------- -------------- -------------- --------------
Deposits:
  Demand                                                           $229,809       $223,000       $196,845
  Interest Bearing Transaction                                       92,439         96,869         88,889
  Savings                                                           284,564        276,016        243,699
  Time Deposits                                                     361,501        308,464        328,299
------------------------------------------------------------- -------------- -------------- --------------
    Total Deposits                                                  968,313        904,349        857,732
------------------------------------------------------------- -------------- -------------- --------------

Fed Funds Purchased                                                       0          1,000              0
FHLB Borrowings                                                      85,909        111,928        121,965
Subordinated Debentures                                              10,310         10,310              0
Other Liabilities                                                    11,788         11,373          7,472
------------------------------------------------------------- -------------- -------------- --------------
    Total Liabilities                                             1,076,320      1,038,960        987,169
------------------------------------------------------------- -------------- -------------- --------------
Commitments & Contingencies (See Note. 4)
Shareholders' Equity
  Common Stock                                                            8              8              8
  Additional Paid In Capital                                         84,218         72,506         72,717
  Retained Earnings                                                  30,376         37,650         33,052
  Accumulated Other Comprehensive (Loss) Income                     (3,670)          (559)          2,670
------------------------------------------------------------- -------------- -------------- --------------
    Total Shareholders' Equity                                      110,932        109,605        108,447
------------------------------------------------------------- -------------- -------------- --------------
    Total Liabilities & Shareholders' Equity                     $1,187,252     $1,148,565     $1,095,616
============================================================= ============== ============== ==============

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)

------------------------------------------------------------------------------ ---------- ---------
(in thousands)                                                 Three Months          Six Months
                                                              Ended June 30,       Ended June 30,
                                                             2004       2003       2004      2003
------------------------------------------------------- ----------- ---------- ---------- ---------
Interest Income
  Interest & Fees on Loans                                 $11,983    $11,084    $23,656   $21,676
  Federal Funds Sold                                             8         18         60        97
  Securities:
      Taxable                                                2,028      2,046      3,754     3,955
      Non-taxable                                              546        722      1,140     1,341
------------------------------------------------------- ----------- ---------- ---------- ---------
      Total Interest Income                                 14,565     13,870     28,610    27,069
------------------------------------------------------- ----------- ---------- ---------- ---------
Interest Expense
  Interest Bearing Transaction                                  15         30         29        79
  Savings                                                      251        352        507       697
  Time Deposits                                              1,263      1,737      2,585     3,644
   Interest on Borrowed Funds                                  782        828      1,498     1,405
   Interest on Subordinated Debentures                         103          0        208         0
------------------------------------------------------- ----------- ---------- ---------- ---------
      Total Interest Expense                                 2,414      2,947      4,827     5,825
------------------------------------------------------- ----------- ---------- ---------- ---------

Net Interest Income                                         12,151     10,923     23,783    21,244
Provision for Loan Losses                                      350        125        725       325
------------------------------------------------------- ----------- ---------- ---------- ---------
Net Interest Income After Provision for Loan Losses         11,801     10,798     23,058    20,919
------------------------------------------------------- ----------- ---------- ---------- ---------

Non-Interest Income
  Service Charges on Deposit Accounts                        1,269      1,228      2,458     2,404
  Net Gain (Loss) on Sale of Investment Securities             106        242        747       374
  Credit Card Merchant Fees                                    453        389        837       743
  Increase in Cash Surrender Value of Life Insurance           389        390        809       773
  Other                                                      1,218        938      2,128     1,844
------------------------------------------------------- ----------- ---------- ---------- ---------
      Total Non-Interest Income                              3,435      3,187      6,979     6,138
------------------------------------------------------- ----------- ---------- ---------- ---------

Non-Interest Expense
  Salaries & Employee Benefits                               5,785      5,311     11,838    10,250
  Occupancy                                                    391        368        850       773
  Equipment                                                    538        497        978     1,098
  Other Operating                                            2,016      2,144      3,762     3,948
------------------------------------------------------- ----------- ---------- ---------- ---------
      Total Non-Interest Expense                             8,730      8,320     17,428    16,069
------------------------------------------------------- ----------- ---------- ---------- ---------

Net Income Before Taxes                                      6,506      5,665     12,609    10,988
Provision for Taxes                                          2,402      2,021      4,603     3,943
------------------------------------------------------- ----------- ---------- ---------- ---------
    Net Income                                              $4,104     $3,644     $8,006    $7,045
======================================================= =========== ========== ========== =========

Earnings Per Share                                           $5.14      $4.54     $10.02     $8.76
======================================================= =========== ========== ========== =========

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive (Loss) Income  (Unaudited)

----------------------------------------------------------------------------------- ----------- ---------- ----------- -----------
(in thousands)                                                                           For Three Months         For Six Months
                                                                                          Ended June 30,          Ended June 30,
                                                                                         2004       2003        2004        2003
----------------------------------------------------------------------------------- ----------- ---------- ----------- -----------
    Net Income                                                                        $ 4,104      3,644       8,006       7,045

    Other Comprehensive (Loss) Income  -

        Unrealized (Losses) Gains on Derivative Instruments:
          Unrealized holding (losses) gains arising during the period, net of income tax effects of $(11)and $30 for the quarters ended
          June 30, 2004 and 2003, respectively, and $64 and $85
          for the six months ended June 30, 2004 and 2003, respectively.                  (16)        41          88         117

          Less: Reclassification adjustment for realized losses included in net income, net of related income tax effects of $(33) and $0 for the quarters ended June 30, 2004 and 2003, respectively, and $(65) and
          $0 for the six months ended June 30, 2004 and 2003, respectively.               (45)         -         (89)          -

        Unrealized (Losses) Gains on Securities:
          Unrealized holding (losses) gains arising during the period, net of income tax effects of $(2,825) and $870 for the quarters ended June
          30, 2004 and 2003, respectively, and of $(1,943) and $682
          for the six months ended June 30, 2004 and 2003, respectively.               (3,892)     1,200      (2,677)        940

          Less: Reclassification adjustment for realized losses included in net income, net of related income tax effects of $(44) and $(101)
          for the quarters ended June 30, 2004 and 2003, respectively, and of
          $(314) and $(157) for the six months ended June 30, 2004 and 2003,              (61)      (141)       (433)       (217)
          respectively.
----------------------------------------------------------------------------------- ----------- ---------- ----------- -----------
                Total Other Comprehensive (Loss) Income                                (4,014)     1,100      (3,111)        840
----------------------------------------------------------------------------------- ----------- ---------- ----------- -----------


      Comprehensive Income                                                            $    90    $ 4,744    $  4,895    $  7,885
=================================================================================== =========== ========== =========== ===========

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)

---------------------------------------------------------------------------------- ---------------- --------------
(in thousands except share data)                                                     Accumulated
                                        Common               Additional                 Other           Total
                                        Shares      Common    Paid-In    Retained   Comprehensive   Shareholders'
                                     Outstanding    Stock     Capital    Earnings   Income (Loss)      Equity
------------------------------------ ------------- --------- ----------- --------- ---------------- --------------
Balance, December 31, 2002                733,021    $    7    $ 64,979   $36,749      $     1,830     $  103,565
------------------------------------ ------------- --------- ----------- --------- ---------------- --------------
Net Income
                                                          -         -       7,045              -            7,045
Cash Dividends Declared on
   Common Stock                                           -         -      (1,604)             -           (1,604)
5% Stock Dividend                          35,985         1       8,996    (8,996)             -                1
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                       -         -        (142)             -             (142)
Redemption of Stock                       (5,029)         -     (1,258)       -                -           (1,258)
Unrealized Gains on Derivative Instruments                                                     117            117
Changes in Net Unrealized Gain (Loss) on
   Securities Available for Sale                          -         -         -                723            723
------------------------------------ ------------- --------- ----------- --------- ---------------- --------------
Balance, June 30, 2003                    763,977    $    8    $ 72,717   $33,052      $     2,670     $  108,447
==================================== ============= ========= =========== ========= ================ ==============

------------------------------------ ------------- --------- ----------- --------- ---------------- --------------
Balance, December 31, 2003                763,274    $    8    $ 72,506   $37,650      $      (559)     $  109,605
------------------------------------ ------------- --------- ----------- --------- ---------------- --------------
Net Income
                                                          -         -       8,006              -            8,006
Cash Dividends Declared on                                                                                    -
   Common Stock                                           -         -      (2,235)             -           (2,235)
5% Stock Dividend                          37,429         -      12,838   (12,838)             -              -
Cash Paid in Lieu of Fractional
   Shares Related to Stock Dividend                       -         -        (207)             -             (207)
Redemption of Stock                       (3,141)         -     (1,126)       -                -           (1,126)
Unrealized Gains on
   Derivitive Instruments                                                                       (1)            (1)
Changes in Net Unrealized Gain (Loss)
   on Securities Available for Sale                       -         -         -             (3,110)        (3,110)
------------------------------------ ------------- --------- ----------- --------- ---------------- --------------
Balance, June 30, 2004                    797,562    $    8    $ 84,218   $30,376     $     (3,670)     $  110,932
==================================== ============= ========= =========== ========= ================ ==============

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statement of Cash Flows (Unaudited)                                                           Six Months Ended
-------------------------------------------------------------------------------------------------- ---------------------------
(in thousands)                                                                                          June 30,      June 30,
                                                                                                          2004          2003
----- -------------------------------------------------------------------------------------------- ------------- -------------
Operating Activities:
 Net Income                                                                                              $8,006        $7,045
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Provision for Loan Losses                                                                              725           325
     Depreciation and Amortization                                                                          778           788
     Provision for Deferred Income Taxes                                                                   (360)          (50)
     Net Amortization of Investment Security Premium & Discounts                                            529           810
     Net Gain on Sale of Investment Securities                                                             (747)         (374)
     Net Gain on Sale of Property & Equipment                                                              (125)          -
 Net Change in Operating Assets & Liabilities:
      Increase in Interest Receivable and Other Assets                                                   (1,099)       (1,796)
      Increase (Decrease) in Interest Payable and Other Liabilities                                         415        (2,584)
-------------------------------------------------------------------------------------------------- ------------- -------------
      Net Cash Provided by Operating Activities                                                           8,122         4,164

Investing Activities:
  Securities Available-for-Sale:
    Purchased                                                                                           (52,321)     (139,443)
    Sold or Matured                                                                                      83,042       128,276
  Securities Held-to-Maturity:
    Purchased                                                                                           (37,706)      (22,096)
    Matured                                                                                               3,577         7,091
  Net Increase in Loans                                                                                 (34,059)      (51,584)
  Principal Collected on Loans Charged Off                                                                   74           372
  Net Additions to Premises and Equipment                                                                (1,262)         (545)
  Proceeds from Sale of Property & Equipment                                                                174           -
-------------------------------------------------------------------------------------------------- ------------- -------------
      Net Cash Used by Investing Activities                                                             (38,481)      (77,929)

Financing Activities:
  Net Decrease in Demand, Interest-Bearing Transaction,
      and Savings Accounts                                                                               10,927        (2,174)
  Increase (Decrease) in Time Deposits                                                                   53,037         9,681
  Federal Funds Purchased                                                                                (1,000)      (16,997)
  Net (Decrease) Increase in Federal Home Loan Bank Borrowings                                          (26,019)       81,000
  Cash Dividends                                                                                         (2,442)       (1,746)
  Stock Redemption                                                                                       (1,126)       (1,257)
-------------------------------------------------------------------------------------------------- ------------- -------------
      Net Cash Provided by Financing Activities                                                          33,377        68,507

Increase (Decrease) in Cash and Cash Equivalents                                                          3,018        (5,258)

Cash and Cash Equivalents at Beginning of Year                                                           35,800        53,574
-------------------------------------------------------------------------------------------------- ------------- -------------
Cash and Cash Equivalents as of June 30, 2004 and June 30, 2003                                         $38,818       $48,316
================================================================================================== ============= =============

The accompanying notes are an integral part of these consolidated financial statements

                           FARMERS & MERCHANTS BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            For the six months ended June 30, 2004 and June 30, 2003

1.  Significant Accounting Policies
Farmers & Merchants Bancorp (the Company) was organized March 10, 1999. Primary operations are related to traditional banking activities through its subsidiary Farmers & Merchants Bank of Central California (the Bank) which was established in 1916. The consolidated financial statements of the Company and its subsidiary, the Bank, are prepared in conformity with generally accepted accounting principles (GAAP) and prevailing practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect reported amounts as of the date of the balance sheet and revenues and expenses for the period. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank's wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. The investment in the Bank is carried at the Company's equity in the underlying net assets. Significant intercompany transactions have been eliminated in consolidation. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank. Farmers & Merchants Investment Corporation has been dormant since 1991. Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank. In December 2003, the Company formed a wholly owned subsidiary, FMCB Statutory Trust I. FMCB Statutory Trust I, is a non-consolidated subsidiary per GAAP, and was formed for the sole purpose of issuing Trust Preferred Securities.

Certain amounts in the prior years' financial statements and related footnote disclosures have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported income.

Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company has defined cash and cash equivalents as those amounts included in the balance sheet captions Cash and Due from Banks and Federal Funds Sold and Securities Purchased Under Agreements to Resell. Generally, these transactions are for one day periods. For these instruments, the carrying amount is a reasonable estimate of fair value.

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

Earnings Per Share
The actual number of shares outstanding at June 30, 2004, was 797,562. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Weighted average number of shares for the six months ending June 30, 2004 and 2003 were 799,132 and 804,400, respectively. Earnings per share for the six months ending June 30, 2004 and 2003 were $10.02 and $8.76, respectively. Weighted average number of shares for the three months ending June 30, 2004 and 2003 were 797,985 and 802,804, respectively. Earnings per share for the three months ending June 30, 2004 and 2003 were $5.14 and $4.54, respectively. Prior periods per share amounts have been restated for the 5% stock dividend declared during 2004 and 2003.

Dividends
Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded.

On April 6, 2004, the Board of Directors declared a 5% stock dividend payable May 12, 2004, to shareholders of record at the close of business on April 16, 2004. Common stock shareholders of record as of April 16, 2004 received one share of common stock for every 20 shares of common stock owned. Fractional shares were not issued. For common stock share lots of less than 20 shares, a cash dividend in the amount of $17.15 per share was paid in lieu of the stock dividend.

The Board of Directors of Farmers & Merchants Bancorp declared a cash dividend on June 1, 2004, in the amount of $2.80 per share, an increase from the $2.10 per share paid last year. The cash dividend was paid on July 1, 2004, to stockholders of record as of June 14, 2004.

Segment Reporting
The Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a community bank which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernable lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements of SFAS No. 131 have been met by the Company as of June 30, 2004.

Derivative Instruments and Hedging Activities
The Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" as amended by the Statement of Financial Accounting Standards No. 138 and No. 149, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. Changes in the fair value of those derivatives are accounted for depending on the intended use of the derivative and the resulting designation under specified criteria. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, designed to minimize interest rate risk, the effective portions of the change in the fair value of the derivative are recorded in other comprehensive income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. As required, SFAS No. 133 was adopted by the Company effective January 1, 2001.

The Company utilizes derivative financial instruments such as interest rate caps, floors, swaps and collars. These instruments are purchased and/or sold to reduce the Company's exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income.

Comprehensive Income
The Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income refers to revenues, expenses, gains and losses that GAAP recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income includes net income (loss) and changes in fair value of its available-for-sale investment securities, minimum pension liability adjustments and cash flow hedges.

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

On March 9, 2004, the Staff of the Securities and Exchange Commission (the "SEC Staff") issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments ("SAB 105"). SAB 105 provides guidance on the initial recognition and measurement of loan commitments that meet the definition of a derivative, and summarizes the related disclosure requirements.

SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into, or substantially modified, on or after April 1, 2004.

SAB 105 addresses loan commitments that the Financial Accounting Standards Board
(FASB) defines as derivatives in paragraph 6 of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS 133"). These loan commitments relate to the origination of mortgage loans that will be held for sale. SAB 105 does not apply to (1) commitments to purchase mortgage loans that do not meet the definition of a derivative under paragraph 6 of FAS 133 or (2) commitments that are explicitly excluded from the scope of FAS 133 (i.e., commitments to originate mortgage loans that will be held for investment purposes and loan commitments to originate other types of loans).

The Company does not currently originate mortgage loans to be held for sale. If that should change in the future, we would take SAB 105 into consideration but do not expect it to have a material impact on the Company's financial condition or operating results.

3.  Interim-Period Disclosure of Employee Benefit Plans

Components of Net Periodic Pension Cost:

Six months ended June 30,                           Pension Benefits
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
                                           ==============        =============

Employer Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $222,000 to its Pension Plan in 2004. As of June 30, 2004, $0 has been contributed to the Plan. On July 13, 2004, the Company contributed $225,000 to the Plan. At the current time, the Company does not intend to make additional 2004 contributions.

4. Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These instruments include commitments to extend credit, letters of credit and financial guarantees that are not reflected in the Consolidated Balance Sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer's creditworthiness are performed on a case-by-case basis.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. The Company had standby letters of credit outstanding of $13.1 million June 30, 2004, and $18.1 million at June 30, 2003. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition contained in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Undisbursed loan commitments totaled $323.1 million and $262.5 million as of June 30, 2004 and 2003, respectively. Since many of these commitments are expected to expire without fully being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company does not anticipate any loss as a result of these transactions.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, is of the opinion that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

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

For the three and six months ended June 30, 2004, Farmers & Merchants Bancorp reported net income of $4,104,000 and $8,006,000, earnings per share of $5.14 and $10.02 and return on average assets of 1.41% and 1.39%. Return on average shareholders' equity was 14.61% and 14.33% for the three and six months ended June 30, 2004. For the three and six months ended June 30, 2003, net income totaled $3,644,000 and $7,045,000, earnings per share was $4.54 and $8.76 and return on average assets was 1.34% for both periods. Return on average shareholders' equity for the three and six months ended June 30, 2003 was 13.57% and 13.28%, respectively.

The Company's improved earnings performance in the first half of 2004 when compared to the same period last year was due to a combination of (1) growth in earning assets, (2) improvement in the mix of earning assets as reflected by an increase in loans as a percentage of average earning assets, (3) improvement in non-interest income and (4) an improvement in the efficiency ratio from 58.68% for the six months ended June 30, 2003 to 56.65% for the six months ended June 30, 2004.

The following is a summary of the financial results for the six-month period ended June 30, 2004 compared to June 30, 2003.

o Net income increased 13.6% to $8.0 million from $7.0 million.

o Earnings per share increased 14.4% to $10.02 from $8.76.

o Net interest income increased 12.0% to $23.8 million from $21.2 million.

o Total assets increased 8.4% to $1.2 billion.

o Gross loans increased 12.3% to $842.7 million.

o Total deposits increased 12.9% to $968.3 million.

o Total shareholders' equity increased 2.3% to $110.9 million after stock repurchases of $1.1 million and cash dividends of $2.4 million.

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

Net interest income increased 12.0% to $23.8 million during the first six months of 2004, compared to $21.2 million at June 30, 2003. On a fully taxable equivalent basis, net interest income increased 11.0% and totaled $23.8 million at June 30, 2004, compared to $21.2 million for the first six months of 2003. The primary reason for the increase in net interest income during the first half of 2004 when compared to the same period last year was an improvement in the volume and mix (as reflected by an increase in loans as a percentage of average earning assets) of earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the three months ended June 30, 2004, the net interest margin on a taxable equivalent basis was 4.58% compared to 4.47% in 2003. This is the first quarterly increase in the net interest margin over the same period in the prior year since the third quarter of 2002. Although the yields on the Bank's earning assets continued to drop primarily as a result of the continuing negative impact of declines in market interest rates during 2002 and 2003, the cost of interest bearing sources of funds decreased even further, resulting in an increase in the net interest margin. On June 30, 2004, the Federal Reserve Bank increased market interest rates by 25 basis points. As a result the Bank increased its prime rate by 25 basis points to 4.25% on July 1, 2004. As market interest rates rise, the Bank's net interest margin is expected to improve.

Loans, generally the Company's highest earning asset, increased $92.6 million as of June 30, 2004 compared to June 30, 2003. On an average balance basis, loans increased by $103.9 million for the six months ended June 30, 2004. Due to the continuing negative impact of a decline in interest rates during 2002 and 2003, the yield on the loan portfolio decreased 34 basis points to 5.89% for the six months ended June 30, 2004 compared to 6.23% for the six months ended June 30, 2003. This decrease in yield was offset by the growth in loan balances, which resulted in interest revenue from loans increasing 9.1% to $23.6 million for the first six months of 2004.

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

Average investment securities decreased $7.6 million compared to the average balance at June 30, 2003. With the decrease in the average balance of investment securities there was a decrease in interest income of $511,000 for the six months ended June 30, 2004, due to the continuing negative impact of a decline in interest rates during 2002 and 2003. The six months average yield, on a taxable equivalent basis, in the investment portfolio was 4.40% in 2004 compared to 4.66% in 2003. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates located on page 28 is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $65.5 million or 8.8%. Of that increase, average borrowed funds (primarily FHLB Advances) increased $24.6 million, subordinated debentures increased $10.3 million and interest-bearing deposits increased $30.6 million. Even as interest-bearing sources of funds increased, interest expense decreased 17.1% as a result of declining interest rates paid for those sources of funds. Overall, the average interest cost on interest-bearing sources of funds was 1.2% at June 30, 2004 and 1.6% at June 30, 2003.

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

After reviewing all factors, management concluded that the allowance for loan losses as of June 30, 2004 was adequate. The Company has established credit management policies and procedures that govern both the approval of new loans and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, portfolio diversification guidelines, dollar limits on loans to one borrower and by restricting loans made primarily to its principal market area where management believes it is better able to assess the applicable risk. Management reports regularly to the Board of Directors regarding trends and conditions in the loan portfolio and regularly conducts credit reviews of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight.

As of June 30, 2004, the allowance for loan losses was $17.8 million, which represents 2.1% of the total loan balances. As of June 30, 2003, the allowance was $17.1 million or 2.3% of total loans. The table below illustrates the change in the allowance for the first six months of 2004 and 2003.

Allowance for Loan Losses (in thousands)
Balance, December 31, 2003                                      $17,220
Provision Charged to Expense                                        725
Recoveries of Loans Previously Charged Off                           74
Loans Charged Off                                                  (243)
==========================================================================
Balance, June 30, 2004                                          $17,776
==========================================================================

Balance, December 31, 2002                                      $16,684
Provision Charged to Expense                                        325
Recoveries of Loans Previously Charged Off                          372
Loans Charged Off                                                  (290)
==========================================================================
Balance, June 30, 2003                                          $17,091
==========================================================================

Non-Interest Income
Overall, non-interest income increased $841,000 or 13.7% for the six months ended June 30, 2004 compared to the same period of 2003. Most of the growth occurred in gain on sale of investment securities, which increased $373,000 through the first six months of 2004. The increase was mainly the result of the Company's decision to take advantage of the decline in interest rates that began in early January 2004 and continued through early April 2004, by selling approximately $37 million in investment securities for a gain. As a result of the recent increases in overall market interest rates, the Company does not anticipate that these gains will recur during the remainder of 2004.

Non-Interest Expense
Overall, non-interest expense increased $1.3 million or 8.5% over the first six months of 2004, primarily as a result of a $1.6 million increase in Salaries and Employee Benefits. This increase was due primarily to officer salary merit increases which occurred in May, 2004 and increased contributions to the Bank's retirement plans and incentive compensation plans.

Income Taxes
The provision for income taxes increased 16.7% to $4.6 million for the first six months of 2004. The Company's effective tax rate increased for the first six months of 2004 and was 36.5% compared to 35.9% for the same period in 2003.

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

The investment portfolio provides the Company with an income alternative to loans. As of June 30, 2004 the investment portfolio represented 21.9% of the Company's total assets. Total investment securities decreased $736,000 from a year ago and now total $260.2 million. As previously discussed (see "Non Interest Income"), during the first quarter of 2004, the Bank took advantage of the decline in interest rates that began in January 2004 to sell approximately $37 million in investment securities for a gain. During the second quarter of 2004, as rates increased, the Bank reinvested these funds. Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the six months ended June 30, 2004, average Federal Funds Sold was $11.8 million compared to $11.6 million in 2003.

Loans
The Company's loan portfolio at June 30, 2004 increased $92.6 million from June 30, 2003. The increase was due to strong loan demand in the Company's market area, along with an aggressive calling program on high quality loan prospects. Additionally, on an average balance basis loans have increased $103.9 million or 14.8%. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:
(in thousands)                                      June 30, 2004         Dec. 31, 2003              June 30, 2003
---------------------------------------- ------------------------- ---------------------- -------------------------
Real Estate                                              $420,835               $386,735                  $375,413
Real Estate Construction                                   65,742                 77,115                    61,993
Home Equity                                                56,628                 55,827                    48,377
Agricultural                                              139,425                134,862                   115,722
Commercial                                                143,695                136,955                   128,950
Consumer                                                   16,411                 17,504                    19,682
---------------------------------------- ------------------------- ---------------------- -------------------------
  Gross Loans                                             842,736                808,998                   750,137

Less:


  Unearned Income                                           2,014                  2,092                     2,168
  Allowance for Loan Losses                                17,776                 17,220                    17,091
---------------------------------------- ------------------------- ---------------------- -------------------------
  Net Loans                                              $822,946              $ 789,686                 $ 730,878
======================================== ========================= ====================== =========================

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 2004, the Company had entered into commitments with certain customers amounting to $323.1 million compared to $262.5 million at June 30, 2003. Letters of credit at June 30, 2004, and June 30, 2003, were $13.1 million and $18.1 million, respectively.

Non-Performing Assets
Non-performing assets are comprised of non-performing loans and other real estate owned. As set forth in the table below, non-performing loans as of June 30, 2004 were $2.5 million compared to $2.9 million at June 30, 2003. Accrued interest reversed from income on loans placed on a non-accrual status totaled $338,000 at June 30, 2004 compared to $386,000 at June 30, 2003. The Company reported no other real estate owned for both June 30, 2004 and June 31, 2003.

Non-Performing Assets
(in thousands)                                    June 30, 2004         Dec. 31, 2003              June 30, 2003
--------------------------------------- ------------------------ ----------------------- ------------------------
Non-performing Loans                                     $2,483                  $2,584                   $2,928
Other Real Estate Owned                                     -                       -                        -
======================================= ======================== ======================= ========================
Total*                                                   $2,483                  $2,584                   $2,928
======================================= ======================== ======================= ========================

--------------------------------------- ------------------------ ----------------------- ------------------------
Non-Performing Assets
as a % of Total Loans                                      0.3%                    0.3%                     0.4%
--------------------------------------- ------------------------ ----------------------- ------------------------
Allowance for Loan Losses as a % of
Non-Performing Loans                                     715.9%                  666.4%                   583.7%
--------------------------------------- ------------------------ ----------------------- ------------------------

* As of June 30, 2004, $1.3 million of total non-performing assets is comprised of the guaranteed portion of Small Business Administration (SBA) loans. This amount has been submitted to SBA for payment and there is no risk of loss.

Except for non-performing loans shown in the table above, the Bank's management is not aware of any loans as of June 30, 2004 for which known credit problems of the borrower would cause serious doubts as to the ability of these borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Bank's management cannot, however, predict the extent to which any deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower's ability to pay.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

At June 30, 2004, deposits totaled $968.3 million. This represents an increase of 12.9% or $110.6 million from June 30, 2003. The increase was focused in demand and savings accounts, which increased $32.9 million and $40.9 million, respectively. The Bank's calling efforts for prospective customers include acquiring both loan and deposit relationships which results in new demand, interest bearing transaction and savings accounts. Additionally, in June 2004, as part of its overall asset/liability management activities, the Bank raised $50 million in three and six month collateralized certificates of deposit from the State of California and used these funds to pay down 30 day Federal Home Loan Bank (FHLB) advances.

Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets. These advances are also used to manage the Bank's interest rate risk exposure, and as opportunities exist to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB advances as of June 30, 2004 were $85.9 million compared to $121.9 million as of June 30, 2003. As previously discussed (see "Deposits"), the Bank reduced its FHLB borrowings by $50 million during June 2004 and replaced these borrowings with $50 million of collateralized certificates of deposit from the State of California.

Long-term Subordinated Debentures
On December 17, 2003 the Company raised $10 million through an offering of trust preferred securities. Although this amount is reflected as subordinated debt on the Company's balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see Capital). These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. Interest rates reset quarterly and were 4.41% as of June 30, 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations). Management believes, as of June 30, 2004, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of September 30, 2003, the most recent notification from the Federal Reserve Bank categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                          Regulatory Capital     Prompt Corrective
(in thousands)                                        Actual                 Requirements        Action Provisions
------------------------------------------------------------------------------------------------------------------
The Company:                                    Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of June 30, 2004
Total Capital to Risk Weighted Assets         $138,318      12.65%      $87,455       8.0%     N/A        N/A
Tier I Capital to Risk Weighted Assets        $124,602      11.40%      $43,727       4.0%     N/A        N/A
Tier I Capital to Average Assets              $124,602      10.70%      $46,580       4.0%     N/A        N/A


                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                          Regulatory Capital     Prompt Corrective
(in thousands)                                        Actual                 Requirements        Action Provisions
------------------------------------------------------------------------------------------------------------------
The Bank:                                       Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of June 30, 2004
Total Capital to Risk Weighted Assets         $133,907      12.28%     $ 87,207       8.0%   $ 109,009      10.0%
Tier I Capital to Risk Weighted Assets        $120,230      11.03%     $ 43,604       4.0%   $  65,405       6.0%
Tier I Capital to Average Assets              $120,230      10.37%     $ 46,384       4.0%   $  57,980       5.0%

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

In accordance with the provisions of Financial Accounting Standard Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the Company does not consolidate the subsidiary trust which has issued the trust preferred securities. Previously, financing subsidiaries were generally consolidated with their parents under GAAP. As a result of this new accounting interpretation, on July 2, 2003, the Federal Reserve Board issued Supervisory Letter (SR 03-13) which preserves the historical capital treatment of trust preferred securities as Tier I Capital despite the deconsolidation of these securities. That Supervisory Letter remained in effect at December 31, 2003 and June 30, 2004, and the Company continues to include these securities in its Tier I capital.

On May 6, 2004, the FRB issued a proposed ruling on the continuing eligibility of trust preferred securities as Tier I capital. As drafted, the proposed ruling retains the current 25% limit but nets goodwill from the calculation of Tier I capital. Since the Company currently has no goodwill, if implemented, this change would have no impact. Public comments on the proposed ruling were required by July 11, 2004 with a final ruling to follow. The Company cannot predict the ultimate outcome of this issue, however, even in the unlikely event that Tier I capital treatment for the Company's trust preferred securities was fully disallowed the Company would remain "well-capitalized". Additionally, if Tier I capital treatment were disallowed, the Company may be able to redeem the trust preferred securities pursuant to their terms, and have the ability to identify and obtain alternative sources of capital.

In 1998, the Board approved the Company's first stock repurchase program which expired on May 1, 2001. During the second quarter of 2004, the Board of Directors of Farmers & Merchants Bancorp approved a second stock repurchase program because it has concluded that the Company continues to have more capital than it needs to meet present and anticipated regulatory guidelines to be classified as "well capitalized". See Part II, Item 6(b) Reports on Form 8-K.

Repurchases under the program will be made on the open market or through private transactions. The aggregate price to be paid by the Company for all repurchased stock will not exceed $10,000,000 and the program will expire on May 31, 2007. The repurchase program also requires that no purchases may be made if the Company would not remain "well-capitalized" after the repurchase. All shares repurchased under the repurchase program will be retired.

Since 1999, the Company has repurchased nearly 40,000 shares for total consideration of $9.7 million.


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

The Company's methodology for assessing the appropriateness of the allowance for loan losses is applied on a regular basis and considers all loans. The systematic methodology consists of two major elements. The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan's effective interest rate, the fair value of the loan's collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

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

Management believes that the allowance for loan losses at June 30, 2004 was adequate to provide for both recognized losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan chargeoffs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2004, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.74% if rates increase by 200 basis points and a decrease in net interest income of 1.47% if rates decline 100 basis points.

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

In general, liquidity risk is managed daily by controlling the level of Federal Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Federal Funds as a cushion for temporary liquidity needs. During the first half of 2004, Federal Funds averaged $11.8 million. The Company maintains Federal Fund credit lines of $50 million with major banks subject to the customary terms and conditions for such arrangements and $175 million in repurchase lines with major brokers. In addition the Company has additional borrowing capacity of $141.2 million from the Federal Home Loan Bank.

At June 30, 2004, the Company had available liquid assets, which included cash and cash equivalents and unpledged investment securities of approximately $115.2 million, which represents 9.7% of total assets.

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

Average Balance Sheets

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and six-month periods ending June 30, 2004 and 2003.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                             Three Months Ended June 30,       Three Months Ended June 30,
                                                                          2004                             2003
Assets                                                       Balance    Interest   Rate       Balance    Interest     Rate
--------------------------------------------------------- ------------ --------- -------- ------------- ---------- ---------
Federal Funds Sold                                            $ 2,967       $ 8    1.08%       $ 4,348       $ 18     1.66%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                   0         0    0.00%             0          0     0.00%
  U.S. Agencies                                                69,348       607    3.55%        43,400        372     3.48%
  Municipals - Taxable                                          1,045        16    6.21%         1,295         20     6.26%
  Municipals - Non-Taxable                                     17,717       280    6.41%        31,973        447     5.67%
  Mortgage Backed Securities                                  108,091     1,012    3.80%       156,574      1,450     3.76%
  Other                                                         8,334       101    4.91%        17,803        199     4.53%
--------------------------------------------------------- ------------ --------- -------- ------------- ---------- ---------
    Total Investment Securities Available-for-Sale            204,535     2,016    4.00%       251,045      2,488     4.02%
--------------------------------------------------------- ------------ --------- -------- ------------- ---------- ---------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                   0         0    0.00%             0          0     0.00%
  U.S. Agencies                                                13,526       175    5.25%             0          0     0.00%
  Municipals - Taxable                                              0         0    0.00%             0          0     0.00%
  Municipals - Non-Taxable                                     36,828       582    6.41%        43,280        686     6.43%
  Mortgage Backed Securities                                   10,083       112    4.50%             0          0     0.00%
  Other                                                           354         4    4.58%           469          6     5.19%
--------------------------------------------------------- ------------ --------- -------- ------------- ---------- ---------
    Total Investment Securities Held-to-Maturity               60,791       873    5.82%        43,749        692     6.41%
--------------------------------------------------------- ------------ --------- -------- ------------- ---------- ---------

Loans
  Real Estate                                                 481,220     7,428    6.19%       411,976      6,660     6.48%
  Home Equity                                                  55,899       648    4.65%        47,905        627     5.25%
  Agricultural                                                132,447     1,670    5.06%       107,073      1,389     5.20%
  Commercial                                                  136,733     1,878    5.51%       130,563      1,889     5.80%
  Consumer                                                     10,856       242    8.94%        14,178        402    11.37%
  Credit Card                                                   4,498       106    9.45%         4,371        101     9.27%
  Municipal                                                     1,051        11    4.20%         1,223         16     5.25%
--------------------------------------------------------- ------------ --------- -------- ------------- ---------- ---------
    Total Loans                                               822,704    11,983    5.84%       717,289     11,084     6.20%
--------------------------------------------------------- ------------ --------- -------- ------------- ---------- ---------
    Total Earning Assets                                    1,090,997   $14,880    5.47%     1,016,431    $14,282     5.64%
                                                                       ========= ========               ========== =========

Unrealized Gain/(Loss) on Securities Available-for-Sale          (82)                            4,517
Allowance for Loan Losses                                    (17,725)                         (17,111)
Cash and Due From Banks                                        33,098                           29,182
All Other Assets                                               61,987                           55,786
--------------------------------------------------------- ------------                    -------------
    Total Assets                                           $1,168,275                       $1,088,805
========================================================= ============                    =============

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                        $94,713      $ 15    0.06%       $89,099       $ 30     0.14%
  Savings                                                     279,282       251    0.36%       244,690        352     0.58%
  Time Deposits                                               312,045     1,263    1.62%       322,479      1,737     2.16%
--------------------------------------------------------- ------------ --------- -------- ------------- ---------- ---------
    Total Interest Bearing Deposits                           686,040     1,529    0.89%       656,268      2,119     1.30%
Other Borrowed Funds                                          123,775       782    2.53%       123,614        828     2.69%
Subordinated Debentures                                        10,310       103    4.02%             0          0     0.00%
--------------------------------------------------------- ------------ --------- -------- ------------- ---------- ---------
    Total Interest Bearing Liabilities                        820,125    $2,414    1.18%       779,882     $2,947     1.52%
                                                                       ========= ========               ========== =========
Interest Rate Spread                                                               4.29%                              4.12%
Demand Deposits (Non-Interest Bearing)                        224,623                          191,186
All Other Liabilities                                          11,157                           10,360
--------------------------------------------------------- ------------                    -------------
    Total Liabilities                                       1,055,905                          981,428

Shareholders' Equity                                          112,370                          107,377
--------------------------------------------------------- ------------                    -------------
    Total Liabilities & Shareholders' Equity               $1,168,275                       $1,088,805
========================================================= ============                    =============
Impact of Non-Interest Bearing Deposits and Other Liabilities                      0.29%                              0.35%
Net Interest Income and Margin on Total Earning Assets                   12,466    4.58%                   11,335     4.47%
Tax Equivalent Adjustment                                                  (315)                             (412)
--------------------------------------------------------- ------------ --------- -------- ------------- ---------- ---------
Net Interest Income                                                     $12,151    4.47%                  $10,923     4.31%
========================================================= ============ ========= ======== ============= ========== =========

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                       Six Months Ended June 30,        Six Months Ended June 30,
                                                                                  2004                             2003
Assets                                                                Balance   Interest    Rate       Balance   Interest    Rate
---------------------------------------------------------------- ------------- ---------- -------- ------------ ---------- --------
Federal Funds Sold                                                   $ 11,773       $ 60    1.02%     $ 11,643       $ 97    1.68%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                           0          0    0.00%            0          0    0.00%
  U.S. Agencies                                                        66,179      1,184    3.63%       37,890        638    3.41%
  Municipals - Taxable                                                  1,067         33    6.27%        1,319         41    6.30%
  Municipals - Non-Taxable                                             20,869        623    6.05%       31,963        893    5.66%
  Mortgage Backed Securities                                          110,740      2,028    3.71%      136,569      2,819    4.19%
  Other                                                                 8,177        212    5.26%       19,139        448    4.75%
---------------------------------------------------------------- ------------- ---------- -------- ------------ ---------- --------
    Total Investment Securities Available-for-Sale                    207,032      4,080    4.00%      226,880      4,839    4.32%
---------------------------------------------------------------- ------------- ---------- -------- ------------ ---------- --------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                           0          0    0.00%            0          0    0.00%
  U.S. Agencies                                                         6,798        175    5.22%            0          0    0.00%
  Municipals - Taxable                                                      0          0    0.00%            0          0    0.00%
  Municipals - Non-Taxable                                             36,569      1,172    6.50%       36,085      1,207    6.79%
  Mortgage Backed Securities                                            5,068        112    4.48%            0          0    0.00%
  Other                                                                   363          9    5.03%          474         13    5.56%
---------------------------------------------------------------- ------------- ---------- -------- ------------ ---------- --------
    Total Investment Securities Held-to-Maturity                       48,798      1,468    6.10%       36,559      1,220    6.77%
---------------------------------------------------------------- ------------- ---------- -------- ------------ ---------- --------

Loans
  Real Estate                                                         470,304     14,607    6.23%      398,413     13,102    6.63%
  Home Equity                                                          55,550      1,285    4.64%       47,226      1,214    5.18%
  Agricultural                                                        128,290      3,244    5.07%      103,650      2,678    5.21%
  Commercial                                                          135,008      3,762    5.59%      133,189      3,742    5.67%
  Consumer                                                             11,147        517    9.30%       13,934        705   10.20%
  Credit Card                                                           4,525        218    9.66%        4,361        203    9.39%
  Municipal                                                             1,074         23    4.29%        1,237         32    5.22%
---------------------------------------------------------------- ------------- ---------- -------- ------------ ---------- --------
    Total Loans                                                       805,898     23,656    5.89%      702,010     21,676    6.23%
---------------------------------------------------------------- ------------- ---------- -------- ------------ ---------- --------
    Total Earning Assets                                            1,073,501    $29,264    5.47%      977,092    $27,832    5.74%
                                                                               ========== ========              ========== ========

Unrealized Gain/(Loss) on Securities Available-for-Sale                 1,374                            4,503
Allowance for Loan Losses                                            (17,553)                         (16,975)
Cash and Due From Banks                                                32,283                           29,212
All Other Assets                                                       61,050                           55,047
---------------------------------------------------------------- -------------                     ------------
    Total Assets                                                   $1,150,655                       $1,048,879
================================================================ =============                     ============

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                                $94,426       $ 29    0.06%      $89,208       $ 79    0.18%
  Savings                                                             278,333        507    0.37%      243,955        697    0.58%
  Time Deposits                                                       312,659      2,585    1.66%      321,664      3,644    2.28%
---------------------------------------------------------------- ------------- ---------- -------- ------------ ---------- --------
    Total Interest Bearing Deposits                                   685,418      3,121    0.91%      654,827      4,420    1.36%
Other Borrowed Funds                                                  111,357      1,498    2.70%       86,788      1,405    3.26%
Subordinated Debentures                                                10,310        208    4.06%            0          0    0.00%
---------------------------------------------------------------- ------------- ---------- -------- ------------ ---------- --------
    Total Interest Bearing Liabilities                                807,085     $4,827    1.20%      741,615     $5,825    1.58%
                                                                               ========== ========              ========== ========
Interest Rate Spread                                                                        4.27%                            4.16%
Demand Deposits (Non-Interest Bearing)                                221,253                          191,973
All Other Liabilities                                                  10,614                            9,165
---------------------------------------------------------------- -------------                     ------------
    Total Liabilities                                               1,038,952                          942,753

Shareholders' Equity                                                  111,703                          106,126
---------------------------------------------------------------- -------------                     ------------
    Total Liabilities & Shareholders' Equity                       $1,150,655                       $1,048,879
================================================================ =============                     ============
Impact of Non-Interest Bearing Deposits and Other Liabilities                               0.30%                            0.38%
Net Interest Income and Margin on Total Earning Assets                            24,437    4.57%                  22,007    4.54%
Tax Equivalent Adjustment                                                           (654)                            (763)
---------------------------------------------------------------- ------------- ---------- -------- ------------ ---------- --------
Net Interest Income                                                              $23,783     4.47%                $21,244    4.38%
================================================================ ============= ========== ======== ============ ========== ========

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)

(in thousands)                                                Three Months Ended                    Six Months Ended
                                                  June 30, 2004 compared to June 30, 2003 June 30, 2004 compared to June 30, 2003
Interest Earning Assets                               Volume        Rate       Net Chg.       Volume       Rate     Net Chg.
--------------------------------------------------- ---------- -------------- ---------     --------- ----------- ----------
Federal Funds Sold                                     $  (5)         $  (5)   $  (10)          $  3     $  (40)     $  (37)
Investment Securities Available for Sale
  U.S. Treasuries                                          0              0         0              0          0          0
  U.S. Agencies                                          227              8       235            504         42        546
  Municipals - Taxable                                    (4)             0        (4)            (8)         0         (8)
  Municipals - Non-Taxable                              (495)           328      (167)          (432)       162       (270)
  Mortgage Backed Securities                            (548)           110      (438)          (495)      (296)      (791)
  Other                                                 (202)           104       (98)          (364)       128       (236)
--------------------------------------------------- ---------- -------------- ---------     --------- ----------- ----------
    Total Investment Securities Available for Sale    (1,022)           550      (472)          (795)        36       (759)
--------------------------------------------------- ---------- -------------- ---------     --------- ----------- ----------

Investment Securities Held to Maturity
  U.S. Treasuries                                          0              0         0              0          0          0
  U.S. Agencies                                           88             87       175             88         87        175
  Municipals - Taxable                                     0              0         0              0          0          0
  Municipals - Non-Taxable                              (102)            (2)     (104)            41        (76)       (35)
  Mortgage Backed Securities                              56             56       112             56         56        112
  Other                                                   (1)            (1)       (2)            (2)        (2)        (4)
--------------------------------------------------- ---------- -------------- ---------     --------- ----------- ----------
    Total Investment Securities Held to Maturity          41            140       181            183         65        248
--------------------------------------------------- ---------- -------------- ---------     --------- ----------- ----------

Loans:
  Real Estate                                          2,508         (1,740)       768         3,527     (2,022)      1,505
  Home Equity                                            354           (333)        21           367       (296)         71
  Agricultural                                           530           (249)       281           768       (202)        566
  Commercial                                             365           (376)       (11)          113        (93)         20
  Consumer                                               (84)           (76)      (160)         (130)       (58)       (188)
  Credit Card                                              3              2          5             8          7          15
  Other                                                   (2)            (3)        (5)           (4)        (5)         (9)
--------------------------------------------------- ---------- -------------- ---------     --------- ----------- ----------
    Total Loans                                        3,674         (2,775)       899         4,649     (2,669)      1,980
--------------------------------------------------- ---------- -------------- ---------     --------- ----------- ----------
    Total Earning Assets                               2,688         (2,090)       598         4,040     (2,608)      1,432
--------------------------------------------------- ---------- -------------- ---------     --------- ----------- ----------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                             12            (27)      (15)            13        (63)        (50)
  Savings                                                263           (364)     (101)           233       (423)       (190)
  Time Deposits                                          (54)          (420)     (474)           (97)      (962)     (1,059)
--------------------------------------------------- ---------- -------------- ---------     --------- ----------- ----------
    Total Interest Bearing Deposits                      221           (811)     (590)           149     (1,448)     (1,299)
Other Borrowed Funds                                       7            (53)      (46)           668       (575)         93
Subordinated Debentures                                   52             51       103            104        104         208
--------------------------------------------------- ---------- -------------- ---------     --------- ----------- ----------
    Total Interest Bearing Liabilities                   280           (813)     (533)           921     (1,919)       (998)
--------------------------------------------------- ---------- -------------- ---------     --------- ----------- ----------
Total Change                                          $2,408        $(1,277)   $1,131         $3,119     $ (689)     $2,430
=================================================== ========== ============== =========     ========= =========== ==========

Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change". The above figures have been rounded to the nearest whole number.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

2(e) The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the second quarter of 2004.

                                                                    Number of Shares       Approximate Dollar Value
                                                      Average    Purchased as Part of a   of Shares that May Yet Be
                                      Number of      Price per     Publicly Announced      Purchased Under the Plan
 Second Quarter 2004                    Shares         Share         Plan or Program              or Program
------------------------------- ---------------- -------------- ------------------------ ---------------------------
04/01/2004 - 04/30/2004                       0              0                        0             N/A
05/01/2004 - 05/31/2004                      84            355                        0             N/A
06/01/2004 - 06/30/2004                     425            352                      335          $9,800,000
------------------------------- ---------------- -------------- ------------------------ ---------------------------
Total                                       509            353                      335          $9,800,000

All of the above shares were repurchased in private transactions.

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

As discussed previously (see Part I, Item 2, "Capital"), during the second quarter of 2004, the Board of Directors of Farmers & Merchants Bancorp approved a resolution authorizing the repurchase, from time to time, of outstanding shares of the common stock of the Company. The Board of Directors approved the repurchase program because it has concluded that the Company has more capital than it needs to meet present and anticipated regulatory guidelines to be classified as "well capitalized".

Repurchases will be made on the open market or through private transactions. This repurchase program was announced in a press release dated June 21, 2004. The aggregate price to be paid by the Company for all repurchased stock will not exceed $10,000,000 and the program will expire on May 31, 2007. The repurchase program also requires that no purchases may be made if the Company would not remain "well-capitalized" after the repurchase. All shares repurchased under the repurchase program will be retired.


ITEM 3. Defaults Upon Senior Securities

         Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders of Farmers & Merchants Bancorp held on April 19, 2004. The business conducted at the meeting included election of directors and ratification of PricewaterhouseCoopers LLP as the Company's independent auditors. Following is the voting results from the 2004 annual meeting of shareholders. As of April 21, 2004, 529,126 shares represented in person and by proxy participated in this election and shares were voted on the two measures before the shareholders as follows:

1.  ELECTION OF DIRECTORS

            Directors                   %                   For                  %                Withheld
            ---------                   -                   ---                  -                --------
  Stewart C. Adams, Jr.               99.97               528,966               0.03                 160
                                  --------------     -------------------     -----------       ----------------

  Ralph Burlington                   100.00               529,125               0.00                  1
                                  --------------     -------------------     -----------       ----------------

  Edward Corum, Jr.                  100.00               529,125               0.00                  1
                                  --------------     -------------------     -----------       ----------------

  Robert F. Hunnell                  100.00               529,125               0.00                  1
                                  --------------     -------------------     -----------       ----------------

  Ole R. Mettler                     100.00               529,125               0.00                  1
                                  --------------     -------------------     -----------       ----------------

  James E. Podesta                   100.00               529,125               0.00                  1
                                  --------------     -------------------     -----------       ----------------

  Kevin Sanguinetti                  100.00               529,125               0.00                  1
                                  --------------     -------------------     -----------       ----------------

  H. C. Schumacher                    99.99               529,087               0.01                 39
                                  --------------     -------------------     -----------       ----------------

  Kent A. Steinwert                  100.00               529,125               0.00                  1
                                  --------------     -------------------     -----------       ----------------

  Calvin (Kelly) Suess                99.99               529,087               0.01                 39
                                  --------------     -------------------     -----------       ----------------

  Carl A. Wishek, Jr.                 99.96               528,915               0.04                 211
                                  --------------     -------------------     -----------       ----------------


2. PROPOSAL TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS, LLP

                                        No. of Shares %

         For:                 522,123                      98.68
                      ------------------------      ---------------------

         Against:                  77                       0.01
                      ------------------------      ---------------------

         Abstain                6,926                       1.31
                      ------------------------      ---------------------


ITEM 5. Other Information

         None

ITEM 6(a). Exhibits

         See Exhibit Index on Page 33.

ITEM 6(b). Reports on Form 8-K

During the quarter ended June 30, 2004, the Company filed the following Current Reports on Form 8-K:

         Description                                          Date of Report

         First Quarter 2004 results of operations and
         announcement of the Company's 5%
         common stock dividend                                April 19, 2004

         Announcement the Company's cash dividend             June 3, 2004

         Announcement of the Company's
         Stock Repurchase Program                             June 21, 2004


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FARMERS & MERCHANTS BANCORP

                                            /s/ Kent A. Steinwert
Date:  August 6, 2004                       __________________________
                                               Kent A. Steinwert
                                               President and
                                               Chief Executive Officer
                                              (Principal Executive Officer)


                                            /s/ Stephen W. Haley
Date:  August 6, 2004                       __________________________
                                               Stephen W. Haley
                                               Executive Vice President and
                                               Chief Financial Officer
                                              (Principal Accounting Officer)

Index to Exhibits

Exhibit No.                            Description

31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.