Form 10-Q
period 2004-09-30
FARMERS & MERCHANTS BANCORP
filed 2004-11-08
CIK 1085913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                       or

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

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 793,173 as of November 1, 2004.

                           FARMERS & MERCHANTS BANCORP

                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I. - FINANCIAL INFORMATION                                           Page

Item 1 - Financial Statements

     Consolidated Balance Sheets as of September 30, 2004,
     December 31, 2003 and September 30, 2003.(Unaudited)                   3

     Consolidated Statements of Income for the Three Months
     and Nine Months Ended September 30, 2004 and 2003.(Unaudited)          4

     Consolidated Statements of Comprehensive Income for the Three
     Months and Nine Months Ended September 30, 2004 and 2003.(Unaudited)   5

     Consolidated Statements of Changes in Shareholders' Equity
     for the Nine Months Ended September 30, 2004 and 2003.(Unaudited)      6

     Consolidated Statements of Cash Flows for the Nine
     Months Ended September 30, 2004 and 2003.(Unaudited)                   7

     Notes to Consolidated Financial Statements                             8

Item 2 - Management's Discussion and Analysis                              14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        22

Item 4 - Controls and Procedures                                           26

PART II. - OTHER INFORMATION                                               30

Signatures                                                                 31

Index to Exhibits                                                          32

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets

----------------------------------------------------------------------------- -------------- -------------- ---------------
(in thousands)                                                                September 30,  December 31,   September 30,
                                                                                  2004           2003            2003
Assets                                                                         (Unaudited)                   (Unaudited)
----------------------------------------------------------------------------- -------------- -------------- ---------------
Cash and Cash Equivalents:
  Cash and Due From                                                                 $34,321        $35,800         $36,521
  Federal Funds Sold and Securities Purchased Under Agreements to Resell              6,500            -            20,800
----------------------------------------------------------------------------- -------------- -------------- ---------------
    Total Cash and Cash Equivalents                                                  40,821         35,800          57,321

Investment Securities:
  Available-for Sale                                                                176,720        223,965         194,056
  Held-to-Maturity                                                                   70,089         37,957          41,182
----------------------------------------------------------------------------- -------------- -------------- ---------------
    Total Investment Securities                                                     246,809        261,922         235,238
----------------------------------------------------------------------------- -------------- -------------- ---------------

Loans                                                                               843,954        808,998         774,594
  Less: Unearned Income                                                              (1,964)        (2,092)         (2,132)
  Less: Allowance for Loan Losses                                                   (18,169)       (17,220)        (17,126)
----------------------------------------------------------------------------- -------------- -------------- ---------------
    Loans, Net                                                                      823,821        789,686         755,336
----------------------------------------------------------------------------- -------------- -------------- ---------------
Land, Buildings & Equipment                                                          12,171         11,209          11,394
Interest Receivable and Other Assets                                                 52,072         49,948          48,111
----------------------------------------------------------------------------- -------------- -------------- ---------------
    Total Assets                                                                 $1,175,694     $1,148,565      $1,107,400
============================================================================= ============== ============== ===============

Liabilities & Shareholders' Equity
----------------------------------------------------------------------------- -------------- -------------- ---------------
Deposits:
  Demand                                                                           $252,619       $223,000        $200,304
  Interest Bearing Transaction                                                       93,146         96,869          86,754
  Savings                                                                           291,900        276,016         262,549
  Time                                                                              357,508        308,464         327,472
----------------------------------------------------------------------------- -------------- -------------- ---------------
    Total Deposits                                                                  995,173        904,349         877,079
----------------------------------------------------------------------------- -------------- -------------- ---------------

Fed Funds Purchased                                                                     -            1,000             -
FHLB Borrowings                                                                      40,898        111,928         111,938
Subordinated Debentures                                                              10,310         10,310             -
Other Liabilities                                                                    13,069         11,373           7,965
----------------------------------------------------------------------------- -------------- -------------- ---------------
    Total Liabilities                                                             1,059,450      1,038,960         996,982
----------------------------------------------------------------------------- -------------- -------------- ---------------
Commitments & Contingencies (See Note 4)
Shareholders' Equity
  Common Stock                                                                            8              8               8
  Additional Paid In Capital                                                         82,694         72,506          72,717
  Retained Earnings                                                                  34,601         37,650          36,931
  Accumulated Other Comprehensive (Loss) Income                                      (1,059)          (559)            762
----------------------------------------------------------------------------- -------------- -------------- ---------------
    Total Shareholders' Equity                                                      116,244        109,605         110,418
----------------------------------------------------------------------------- -------------- -------------- ---------------
    Total Liabilities & Shareholders' Equity                                     $1,175,694     $1,148,565      $1,107,400
============================================================================= ============== ============== ===============

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)

--------------------------------------------------------------------------------- ------------ ------------
(in thousands)                                                  Three Months              Nine Months
                                                             Ended September 30,       Ended September 30,
                                                              2004         2003        2004         2003
------------------------------------------------------- ------------ ------------ ------------ ------------
Interest Income
  Interest & Fees on Loans                                  $12,648      $11,543      $36,304      $33,219
  Federal Funds Sold                                             64           31          124          128
  Securities:
      Taxable                                                 1,858        1,485        5,612        5,440
      Non-taxable                                               544          716        1,684        2,057
------------------------------------------------------- ------------ ------------ ------------ ------------
      Total Interest Income                                  15,114       13,775       43,724       40,844
------------------------------------------------------- ------------ ------------ ------------ ------------
Interest Expense
  Interest Bearing Transaction                                   15           19           44           98
  Savings                                                       272          301          779          998
  Time Deposits                                               1,455        1,615        4,040        5,259
   Interest on Borrowed Funds                                   627          775        2,125        2,180
   Interest on Subordinated Debentures                          119          -            327          -
------------------------------------------------------- ------------ ------------ ------------ ------------
      Total Interest Expense                                  2,488        2,710        7,315        8,535
------------------------------------------------------- ------------ ------------ ------------ ------------

Net Interest Income                                          12,626       11,065       36,409       32,309
Provision for Loan Losses                                       350          150        1,075          475
------------------------------------------------------- ------------ ------------ ------------ ------------
Net Interest Income After
    Provision for Loan Losses                                12,276       10,915       35,334       31,834
------------------------------------------------------- ------------ ------------ ------------ ------------

Non-Interest Income
  Service Charges on Deposit Accounts                         1,211        1,254        3,669        3,658
  Net Gain on Sale of Investment Securities                      10          176          757          550
  Credit Card Merchant Fees                                     469          401        1,306        1,144
  Increase in Cash Surrender Value of Life Insurance            389          397        1,198        1,170
  Other                                                         871          940        2,999        2,784
------------------------------------------------------- ------------ ------------ ------------ ------------
      Total Non-Interest Income                               2,950        3,168        9,929        9,306
------------------------------------------------------- ------------ ------------ ------------ ------------

Non-Interest Expense
  Salaries & Employee Benefits                                5,392        5,185       17,230       15,435
  Occupancy                                                     432          411        1,282        1,184
  Equipment                                                     548          505        1,526        1,603
  Other Operating                                             2,136        1,929        5,898        5,877
------------------------------------------------------- ------------ ------------ ------------ ------------
      Total Non-Interest Expense                              8,508        8,030       25,936       24,099
------------------------------------------------------- ------------ ------------ ------------ ------------

Net Income Before Taxes                                       6,718        6,053       19,327       17,041
Provision for Taxes                                           2,494        2,173        7,097        6,116
------------------------------------------------------- ------------ ------------ ------------ ------------
    Net Income                                               $4,224       $3,880      $12,230      $10,925
======================================================= ============ ============ ============ ============

Earnings Per Share*                                           $5.31        $4.84       $15.33       $13.60
======================================================= ============ ============ ============ ============

*2003 amounts have been restated to reflect the stock dividend declared during second quarter of 2004. The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive (Loss) Income  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                      For Three Months            For Nine Months
                                                                                   Ended September 30,         Ended September 30,
                                                                                   2004          2003          2004          2003
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $4,224        $3,880        $12,230       $10,925

Other Comprehensive (Loss) Income  -

   Unrealized (Losses) Gains on Derivative Instruments:

     Unrealized holding (losses) gains arising during the period, net of related income tax effects of $59 and ($48) for the quarters ended
     September 30, 2004 and 2003, respectively, and $123 and $37 for the nine
     months ended September 30, 2004 and 2003, respectively.                         82           (66)           170            51

     Less: Reclassification adjustment for realized losses included in net income, net of related income tax effects of ($44) and $0 for the quarters ended September 30, 2004 and 2003, respectively, and ($109) and $0 for the
     nine months ended June 30, 2004 and 2003, respectively.                        (61)           -            (150)           -

     Unrealized (Losses) Gains on Securities: Unrealized holding (losses) gains arising during the period, net of related income tax effects of $1,883 and
     ($1,262) for the quarters ended September 30, 2004 and 2003, respectively, and of ($60) and ($580)for the nine months ended September 30, 2004 and
     2003, respectively.                                                          2,595        (1,740)           (82)         (800)

     Less: Reclassification adjustment for realized losses included in net income, net of related income tax effects of ($4) and ($74) for the quarters ended September 30, 2004 and 2003, respectively, and of
    ($318) and ($231) for the nine months ended September 30, 2004 and 2003,
     respectively.                                                                   (5)         (102)          (438)         (319)

-----------------------------------------------------------------------------------------------------------------------------------
       Total Other Comprehensive (Loss) Income                                    2,611        (1,908)          (500)       (1,068)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                             $6,835        $1,972        $11,730        $9,857
===================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)

---------------------------------------------------------------------- ------------ ------------ ---------------- ---------------
(in thousands except share data)                                                                   Accumulated
                                                Common                  Additional                     Other           Total
                                                Shares       Common       Paid-In     Retained     Comprehensive   Shareholders'
                                              Outstanding     Stock       Capital     Earnings     Income (Loss)       Equity
-------------------------------------------- ------------ ------------ ------------ ------------ ---------------- ---------------
Balance, December 31, 2002                       733,021      $     7    $  64,979    $  36,749      $     1,830     $   103,565
-------------------------------------------- ------------ ------------ ------------ ------------ ---------------- ---------------
Net Income                                                          -            -       10,925                -          10,925
Cash Dividends Declared on
  Common Stock                                                      -            -       (1,605)               -          (1,605)
5% Stock Dividend                                 35,985            1        8,996       (8,996)               -               1
Cash Paid in Lieu of Fractional
  Shares Related to Stock Dividend                                  -            -         (142)               -            (142)
Redemption of Stock                               (5,029)           -       (1,258)           -                -          (1,258)
Unrealized Gains on Derivative Instruments                                                                    51              51
Changes in Net Unrealized Gain (Loss) on
  Securities Available for Sale                                                                           (1,119)         (1,119)
-------------------------------------------- ------------ ------------ ------------ ------------ ---------------- ---------------
Balance, September 30, 2003                      763,977      $     8    $  72,717    $  36,931       $      762     $   110,418
============================================ ============ ============ ============ ============ ================ ===============

-------------------------------------------- ------------ ------------ ------------ ------------ ---------------- ---------------
Balance, December 31, 2003                       763,274      $     8    $  72,506    $  37,650       $     (559)    $   109,605
-------------------------------------------- ------------ ------------ ------------ ------------ ---------------- ---------------
Net Income                                                          -            -       12,230                -          12,230
Cash Dividends Declared on                                                                                                     -
  Common Stock                                                      -            -       (2,234)               -          (2,234)
5% Stock Dividend                                 37,429            -       12,838      (12,838)               -               -
Cash Paid in Lieu of Fractional
  Shares Related to Stock Dividend                                  -            -         (207)               -            (207)
Redemption of Stock                               (6,905)           -       (2,650)           -                -          (2,650)
Unrealized Gains on
  Derivitive Instruments                                                                                      20              20
Changes in Net Unrealized Gain (Loss)
  on Securities Available for Sale                                  -            -            -             (520)           (520)
-------------------------------------------- ------------ ------------ ------------ ------------ ---------------- ---------------
Balance, September 30, 2004                      793,798      $     8    $  82,694    $  34,601      $    (1,059)     $   116,244
============================================ ============ ============ ============ ============ ================ ===============

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Cash Flows (Unaudited)                                                      Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                      Sept. 30,     Sept. 30,
                                                                                                       2004          2003
----- -----------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                                                                          $12,230       $10,925
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Provision for Loan Losses                                                                         1,075           475
     Depreciation and Amortization                                                                     1,128         1,168
     Provision for Deferred Income Taxes                                                                (518)          (75)
     Net Amortization of Investment Security Premium & Discounts                                         709         1,351
     Net Gain on Sale of Investment Securities                                                          (757)         (730)
     Net Gain on Sale of Property & Equipment                                                           (156)            -
 Net Change in Operating Assets & Liabilities:
      Increase in Interest Receivable and Other Assets                                                (1,208)       (1,539)
      Increase (Decrease) in Interest Payable and Other Liabilities                                    1,696        (2,129)
-----------------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                                                       14,199         9,446

Investing Activities:
  Securities Available-for-Sale:
    Purchased                                                                                        (63,507)     (164,878)
    Sold or Matured                                                                                  109,856       174,263
  Securities Held-to-Maturity:
    Purchased                                                                                        (37,980)      (22,141)
    Matured                                                                                            5,894         8,899
  Purchase of Life Insurance Contracts                                                                     -        (2,600)
  Net Increase in Loans                                                                              (35,371)      (76,230)
  Principal Collected on Loans Charged Off                                                               161           410
  Net Additions to Premises and Equipment                                                             (2,139)       (1,220)
  Proceeds from Sale of Property & Equipment                                                             205             -
-----------------------------------------------------------------------------------------------------------------------------
      Net Cash Used by Investing Activities                                                          (22,881)      (83,497)

Financing Activities:
  Net Increase in Demand, Interest-Bearing Transaction,
      and Savings Deposits                                                                            41,780        18,000
  Increase in Time Deposits                                                                           49,044         8,854
  Federal Funds Purchased                                                                             (1,000)      (16,997)
  Net (Decrease) Increase in Federal Home Loan Bank Borrowings                                       (71,030)        70,946
  Cash Dividends                                                                                      (2,441)       (1,747)
  Repurchase of Company Stock                                                                         (2,650)       (1,258)
-----------------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                                                       13,703        77,798
Increase (Decrease) in Cash and Cash Equivalents                                                       5,021         3,747
Cash and Cash Equivalents at Beginning of Year                                                        35,800        53,574
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of Sept. 30, 2004 and Sept. 30, 2003                                    $40,821       $57,321
=============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                           FARMERS & MERCHANTS BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
       For the nine months ended September 30, 2004 and September 30, 2003

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

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank's wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant intercompany transactions have been eliminated in consolidation. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank. Farmers & Merchants Investment Corporation has been dormant since 1991. Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank. In December 2003, the Company formed FMCB Statutory Trust I. FMCB Statutory Trust I is a non-consolidated subsidiary per GAAP, and was formed for the sole purpose of issuing Trust Preferred Securities.

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

Securities are classified as available-for-sale if it is management's intent, at the time of purchase, to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders' equity, net of related income taxes. Fair values are based on quoted market prices or broker/dealer price quotations on a specific identification basis. Gains or losses on the sale of these securities are computed using the specific identification method. Unrealized losses on these securities, reflecting a decline in value judged by the Company to be other than temporary, are recognized in the period in which they become known.

Trading securities, if any, are acquired for short-term appreciation and are recorded in a trading portfolio and are carried at fair value, with unrealized gains and losses recorded in non-interest income.

Loans
Loans are reported at the principal amount outstanding net of unearned discounts and deferred loan fees. Interest income on loans is accrued daily on the outstanding balances using the simple interest method. Loan origination fees are deferred and recognized over the contractual life of the loan as an adjustment to the yield. Loans are placed on a non-accrual status when the collection of principal or interest is in doubt or when they become past due for 90 days or more unless they are both well-secured and in the process of collection. For this purpose a loan is considered well-secured if it is collateralized by property having a net realizable value in excess of the amount of the loan or is guaranteed by a financially capable party. When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and charged against current income; thereafter, interest income is recognized only as it is collected in cash. Loans placed on a non-accrual status are returned to accrual status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the recorded amount of the loan in the Consolidated Balance Sheets is based on the present value of expected future cash flows discounted at the loan's effective interest rate, on the observable or estimated market price of the loan or on the fair value of the collateral if the loan is collateral dependent. Impaired loans are placed on a non-accrual status with income reported accordingly. Cash payments are first applied as a reduction of the principal balance until collection of the remaining principal and interest can be reasonably assured. Thereafter, interest income is recognized as it is collected in cash.

Allowance for Loan Losses
As a financial institution which assumes lending and credit risks as a principal element in its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the allowance for loan losses is maintained at a level considered adequate by management to provide for losses that are inherent in the portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management employs a systematic methodology for determining the allowance for loan losses. On a quarterly basis, management reviews the credit quality of the loan portfolio and considers problem loans, delinquencies, internal credit reviews, current economic conditions, loan loss experience and other factors in determining the adequacy of the allowance balance.

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

Earnings Per Share
Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded.

The actual number of shares outstanding at September 30, 2004, was 793,798. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Weighted average number of shares for the nine months ending September 30, 2004 and 2003 were 797,981 and 803,391, respectively. Earnings per share for the nine months ending September 30, 2004 and 2003 were $15.33 and $13.60, respectively. Weighted average number of shares for the three months ending September 30, 2004 and 2003 were 795,702 and 801,406, respectively. Earnings per share for the three months ending September 30, 2004 and 2003 were $5.31 and $4.84, respectively. Prior periods per share amounts have been restated for the 5% stock dividend declared during 2004 and 2003.

Dividends
On April 6, 2004, the Board of Directors declared a 5% stock dividend payable May 12, 2004, to shareholders of record at the close of business on April 16, 2004. Common stock shareholders of record as of April 16, 2004 received one share of common stock for every 20 shares of common stock owned. Fractional shares were not issued. For common stock share lots of less than 20 shares, a cash dividend in the amount of $17.15 per share was paid in lieu of the stock dividend.

The Board of Directors of Farmers & Merchants Bancorp declared a cash dividend on June 1, 2004, in the amount of $2.80 per share, an increase from the $2.10 per share paid last year. The cash dividend was paid on July 1, 2004, to stockholders of record as of June 14, 2004.

No stock or cash dividends were declared during the third quarter of 2004.

Segment Reporting
The Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a community bank which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernable lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements of SFAS No. 131 have been met by the Company as of September 30, 2004.

Derivative Instruments and Hedging Activities
The Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" as amended by the Statement of Financial Accounting Standards No. 138 and No. 149, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. Changes in the fair value of those derivatives are accounted for depending on the intended use of the derivative and the resulting designation under specified criteria. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, designed to minimize interest rate risk, the effective portions of the change in the fair value of the derivative are recorded in other comprehensive income net of related income taxes. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Company utilizes derivative financial instruments such as interest rate caps, floors, swaps and collars. These instruments are purchased and/or sold to reduce the Company's exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income.

Comprehensive Income
The Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income refers to revenues, expenses, gains and losses that GAAP recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income (loss) includes net income and changes in fair value of its available-for-sale investment securities, minimum pension liability adjustments and cash flow hedges.

2. Recent Accounting Developments
In June 2004, the Emerging Issues Task Force of the FASB issued final guidance on its Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

This EITF describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than -temporary, and (3) recognize the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. The EITF's impairment accounting guidance was effective for reporting periods beginning after June 15, 2004. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.

The adoption of this EITF did not have a material impact on the Company's consolidated financial statements. At September 30, 2004, management believes the impairments described above are temporary and, accordingly, no impairment loss has been recognized in the Company's consolidated statement of income.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") may have an impact on the treatment of the trust preferred securities we have issued and ability for those instruments to continue to provide the Company with Tier 1 capital. FIN 46 prevents the Company from consolidating the trust entity that issued these trust preferred securities. The Federal Reserve has issued Supervisory Letter (SR 03-13) which allows for the inclusion of these instruments in Tier 1 capital regardless of the impact of FIN 46 on the consolidation of the trusts. There remains the potential that this determination by the Federal Reserve may be changed at a later date (see Item 2. - Capital). We do not expect FIN 46 to have any other material impact on the Company's financial condition or operating results.

On March 9, 2004, the Staff of the Securities and Exchange Commission (the "SEC Staff") issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 provides guidance on the initial recognition and measurement of loan commitments that meet the definition of a derivative, and summarizes the related disclosure requirements. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into, or substantially modified, on or after April 1, 2004. SAB 105 addresses loan commitments that the Financial Accounting Standards Board (FASB) defines as derivatives in paragraph 6 of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS 133"). These loan commitments relate to the origination of mortgage loans that will be held for sale. SAB 105 does not apply to (1) commitments to purchase mortgage loans that do not meet the definition of a derivative under paragraph 6 of FAS 133 or (2) commitments that are explicitly excluded from the scope of FAS 133 (i.e., commitments to originate mortgage loans that will be held for investment purposes and loan commitments to originate other types of loans). The Company does not currently originate mortgage loans to be held for sale. If that should change in the future, we would take SAB 105 into consideration but do not expect it to have a material impact on the Company's financial condition or operating results.

3. Interim-Period Disclosure of Employee Benefit Plans

Components of Net Periodic Pension Cost:

Three months ended September 30,                Pension Benefits
                                       -----------------------------------
(in thousands)                             2004                  2003
                                       --------------        -------------
Service cost                              $    12              $    13
Interest cost                                  64                   56
Expected return on assets                     (57)                 (32)
Amortization of loss                          126                   94
Amortization of prior service cost              -                    -
Amortization of transition obligation           -                    -
                                       --------------        -------------
Net periodic pension cost                   $ 145                $ 131
                                       ==============        =============


Employer Contributions
On July 13, 2004, the Company contributed $225,000 to the Plan. At the current time, the Company does not intend to make additional 2004 contributions.

4. Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These instruments include commitments to extend credit, letters of credit and financial guarantees that are not reflected in the Consolidated Balance Sheets.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. The Company had standby letters of credit outstanding of $13.5 million at September 30, 2004, and $16.7 million at September 30, 2003. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition contained in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Undisbursed loan commitments totaled $333.5 million and $291.1 million as of September 30, 2004 and 2003, respectively. Since many of these commitments are expected to expire without fully being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements
Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Farmers & Merchants Bancorp and its subsidiaries. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company's 2003 Annual Report on Form 10-K. Certain statements in this Report on Form 10-Q constitute "forward-looking statements" and usually contain the words "estimate," "project," "expect," "objective," "goal," or similar expressions and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe-harbor" provisions of the private Securities Litigation Reform Act, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, real estate, consumer and other lending activities; (iv) changes in federal and state banking laws or regulations; (v) competitive pressure in the banking industry; (vi) changes in governmental fiscal or monetary policies; (vii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (viii) dividend restrictions; (ix) asset/liability pricing risks and liquidity risks; (x) changes in the securities markets; (xi) certain operational risks involving data processing systems or fraud; (xii) the State of California's fiscal difficulties; and (xiii) other external developments which could materially impact the Company's operational and financial performance. Additional information on these and other factors that could affect financial results are included in the Company's Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Overview
The Company's primary service area encompasses the northern Central Valley of California, a region that is significantly impacted by the agricultural industry. Accordingly, any discussion of the Company's Financial Condition and Results of Operations is influenced by the seasonal banking needs of its customers. Comparisons of the current quarter's results, both in terms of the balance sheet and income statement, are most meaningful to the same quarter in the prior year, not to the prior calendar quarter.

For the three and nine months ended September 30, 2004, Farmers & Merchants Bancorp reported net income of $4,224,000 and $12,230,000, earnings per share of $5.31 and $15.33 and return on average assets of 1.43% and 1.40%. Return on average shareholders' equity was 14.97% and 14.55% for the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2003, net income totaled $3,880,000 and $10,925,000, earnings per share was $4.84 and $13.60 and return on average assets was 1.40% and 1.36%. Return on average shareholders' equity for the three and nine months ended September 30, 2003 was 14.27% and 13.63%, respectively.

The Company's improved earnings performance in the first nine months of 2004 when compared to the same period last year was due to a combination of (1) growth in earning assets, (2) improvement in the mix of earning assets as reflected by an increase in loans as a percentage of average earning assets, (3) improvement in non-interest income and (4) an improvement in the efficiency ratio from 57.91% for the nine months ended September 30, 2003 to 55.97% for the nine months ended September 30, 2004.

The following is a summary of the financial results for the nine-month period ended September 30, 2004 compared to September 30, 2003.

o Net income increased 11.9% to $12.2 million from $10.9 million.

o Earnings per share increased 12.7% to $15.33 from $13.60

o Net interest income increased 12.7% to $36.4 million from $32.3 million.

o Total assets increased 6.2% to $1.2 billion.

o Gross loans increased 9.0% to $843.9 million.

o Total deposits increased 13.5% to $995.2 million.

o Total shareholders' equity increased 5.3% to $116.2 million after stock repurchases of $2.7 million and cash dividends of $2.4 million.

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

Net interest income increased 12.7% to $36.4 million for the first nine months of 2004, compared to $32.3 million for the same period in 2003. On a fully taxable equivalent basis, net interest income increased 11.6% to $37.4 million through September 30, 2004, compared to $33.5 million for the first nine months of 2003. Net interest income for the three months ended September 30, 2004 increased 14.1% to $12.6 million, compared to the three months ended September 30, 2003. The primary reason for the increase in net interest income during the first nine months of 2004 when compared to the same period last year was an improvement in the volume and mix (as reflected by an increase in loans as a percentage of average earning assets) of earning assets. However, since the Federal Reserve Bank began increasing market interest rates in June, 2004, the Company's net interest income has started to benefit from an increase in the yield on earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the nine months ended September 30, 2004, the net interest margin on a taxable equivalent basis was 4.59% compared to 4.50% in 2003. For the three months ended September 30, 2004, the net interest margin on a taxable equivalent basis was 4.64% compared to 4.42% in 2003. This is the second quarter in a row that the Company's net interest margin has increased over the same period in the prior year. Although this improvement is primarily a result of a decrease in the cost of interest bearing liabilities, the Company's yield on earning assets has begun to improve as a result of recent increases in short-term market interest rates. Between June 30, 2004 and September 21, 2004, the Federal Reserve Bank increased market interest rates by 75 basis points. As a result, the Company has increased its prime rate by 75 basis points to 4.75%. Should market interest rates continue to rise, the Company's net interest margin is expected to improve.

Loans, generally the Company's highest earning asset, increased $69.4 million as of September 30, 2004 compared to September 30, 2003. On an average balance basis, loans increased by $95.4 million for the nine months ended September 30, 2004. Due, in part, to the continuing negative impact of a decline in interest rates during 2002 and 2003, the yield on the loan portfolio decreased 23 basis points to 5.91% for the nine months ended September 30, 2004 compared to 6.14% for the nine months ended September 30, 2003. This decrease in yield was offset by the growth in loan balances, which resulted in interest revenue from loans increasing 9.3% to $3.1 million for the first nine months of 2004.

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

Average investment securities decreased $7.5 million compared to the average balance for the nine months ended September 30, 2003. With the decrease in the average balance of investment securities there was a decrease in interest income of $407,000 for the nine months ended September 30, 2004 due also, in part, to the continuing negative impact of a decline in interest rates during 2002 and 2003. The nine months average yield, on a taxable equivalent basis, in the investment portfolio was 4.37% in 2004 compared to 4.51% in 2003. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates located on page 28 is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $51.5 million or 6.8% for the nine months ended September 30, 2004. Of that increase, average borrowed funds (primarily FHLB Advances) decreased $2.6 million, subordinated debentures increased $10.3 million and interest-bearing deposits increased $43.8 million. Even as interest-bearing sources of funds increased, interest expense decreased 14.3% as a result of declining interest rates paid for those sources of funds and an improvement in the mix of lower cost interest bearing transaction and savings deposits as a percentage of total interest bearing deposits (see Deposits). Overall, the average interest cost on interest-bearing sources of funds was 1.2% for the nine months ending September 30, 2004 and 1.5% for the nine months ending September 30, 2003.

Allowance and Provision for Loan Losses
As a financial institution that assumes lending and credit risks as a principal element of its business, credit losses will be experienced in the normal course of business. The allowance for loan losses is established to absorb losses inherent in the portfolio. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for risks inherent in the loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. In determining the adequacy of the allowance for loan losses, management takes into consideration examinations by the Company's supervisory authorities, results of internal credit reviews, financial condition of borrowers, loan concentrations, prior loan loss experience and general economic conditions. The allowance is based on estimates and ultimate losses may vary from the current estimates. Management reviews these estimates periodically and, when adjustments are necessary, they are reported in the period in which they become known.

After reviewing all factors, management concluded that the allowance for loan losses as of September 30, 2004 was adequate.

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

As of September 30, 2004, the allowance for loan losses was $18.2 million, which represents 2.2% of the total loan balances. As of September 30, 2003, the allowance was $17.1 million or 2.2% of total loans. The table below illustrates the change in the allowance for the first nine months of 2004 and 2003.

Allowance for Loan Losses (in thousands)
Balance, December 31, 2003                    $   17,220
Provision Charged to Expense                       1,075
Recoveries of Loans Previously Charged Off           162
Loans Charged Off                                   (288)
======================================================================
Balance, September 30, 2004                   $   18,169
======================================================================

Balance, December 31, 2002                    $   16,684
Provision Charged to Expense                         475
Recoveries of Loans Previously Charged Off           411
Loans Charged Off                                   (444)
======================================================================
Balance, September 30, 2003                   $   17,126
======================================================================

Non-Interest Income
Overall, non-interest income increased $623,000 or 6.7% for the nine months ended September 30, 2004 compared to the same period in 2003. A portion of the growth occurred in gain on sale of investment securities, which increased $207,000 through the first nine months of 2004. The increase was mainly the result of the Company's decision to take advantage of the decline in interest rates that began in early January 2004 and continued through early April 2004, by selling approximately $37 million in investment securities for a gain. As a result of increases in overall market interest rates, the Company does not anticipate that these gains will recur during the remainder of 2004.

Other factors impacting the increase in non-interest income include gains of $79,000 on derivative contracts, gains on sale of fixed assets of $155,000 and increased Credit Card merchant fees in the amount of $162,000.

Non-Interest Expense
Overall, non-interest expense increased $1.8 million or 7.6% over the first nine months of 2004, primarily as a result of a $1.8 million increase in Salaries and Employee Benefits. This increase was due primarily to officer salary merit increases which occurred in May 2004 and increased contributions to the Company's retirement plans and incentive compensation plans.

Income Taxes
The provision for income taxes increased 16.0% to $7.1 million for the first nine months of 2004. The Company's effective tax rate increased for the first nine months of 2004 and was 36.7% compared to 35.9% for the same period in 2003.

Financial Condition

Investment Securities
The Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires the Company to classify its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the positive intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, satisfy liquidity demand and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders' equity, net of related income taxes.

The investment portfolio provides the Company with an income alternative to loans. As of September 30, 2004 the investment portfolio represented 21.0% of the Company's total assets. Total investment securities increased $11.6 million from a year ago and totaled $246.8 million at September 30, 2004. Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the nine months ended September 30, 2004, average Federal Funds Sold was $14.2 million compared to $12.4 million in 2003.

Loans
The Company's loan portfolio at September 30, 2004 increased $69.4 million from September 30, 2003. The increase was due to strong loan demand in the Company's market area, along with an aggressive calling program on high quality loan prospects. Additionally, on a nine month average balance basis, loans have increased $95.4 million or 13.2% over 2003. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:

(in thousands)                              September 30, 2004        December 31, 2003       September 30, 2003
-------------------------------------- ------------------------ ------------------------ ------------------------
Real Estate                                           $418,289                 $386,735                 $381,175
Real Estate Construction                                64,744                   77,115                   73,828
Home Equity                                             61,661                   55,827                   50,054
Agricultural                                           138,180                  134,862                  125,516
Commercial                                             143,773                  136,955                  125,385
Consumer                                                17,307                   17,504                   18,636
-------------------------------------- ------------------------ ------------------------ ------------------------
  Gross Loans                                          843,954                  808,998                  774,594

Less:
  Unearned Income                                        1,964                    2,092                    2,132
  Allowance for Loan Losses                             18,169                   17,220                   17,126
-------------------------------------- ------------------------ ------------------------ ------------------------
  Net Loans                                           $823,821                $ 789,686                $ 755,336
====================================== ======================== ======================== ========================

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 2004, the Company had entered into commitments with certain customers amounting to $333.5 million compared to $291.1 million at September 30, 2003. Letters of credit at September 30, 2004 and September 30, 2003 were $13.5 million and $16.7 million, respectively.

Non-Performing Assets
Non-performing assets are comprised of non-performing loans and other real estate owned. As set forth in the table below, non-performing loans as of September 30, 2004 were $517,000 compared to $2.7 million at September 30, 2003. Accrued interest reversed from income on loans placed on a non-accrual status totaled $32,000 at September 30, 2004 compared to $320,000 at September 30, 2003. The Company reported no other real estate owned for both September 30, 2004 and September 30, 2003.

Non-Performing Assets

(in thousands)                               September 30, 2004       December 31, 2003       September 30, 2003
--------------------------------------- ------------------------ ----------------------- ------------------------
Non-performing Loans                                       $517                  $2,584                   $2,745
Other Real Estate Owned                                       -                       -                        -
======================================= ======================== ======================= ========================
Total                                                      $517                  $2,584                   $2,745
======================================= ======================== ======================= ========================

Non-Performing Assets
as a % of Total Loans                                      0.1%                    0.3%                     0.4%
--------------------------------------- ------------------------ ----------------------- ------------------------
Allowance for Loan Losses as a % of
Non-Performing Loans                                   3,514.3%                  666.4%                   623.9%
--------------------------------------- ------------------------ ----------------------- ------------------------

Except for non-performing loans shown in the table above, the Company's management is not aware of any loans as of September 30, 2004 for which known credit problems of the borrower would cause serious doubts as to the ability of these borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Company's management cannot, however, predict the extent to which any deterioration in general economic conditions, real estate values, increase in general rates of interest, change in the financial conditions or business of a borrower may adversely affect a borrower's ability to pay.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

At September 30, 2004, deposits totaled $995.2 million. This represents an increase of 13.5% or $118.1 million from September 30, 2003. The increase was focused in demand and savings deposits, which increased $52.3 million and $29.4 million, respectively. The Company's calling efforts for prospective customers include acquiring both loan and deposit relationships which results in new demand, interest bearing transaction and savings accounts. Although the Company's time deposits have increased by $30.0 million since September 30, 2003, this growth has been entirely due to increased use of public deposits as part of the Company's asset/liability management funding strategies (See Federal Home Loan Bank Advances). Due to strong growth in demand, interest bearing transaction and savings balances, the Company has reduced its focus on growing higher cost time deposits; therefore, non-public time deposits have decreased $10.2 million period over period. This reduced reliance on higher cost time deposits has had, and should continue to have, a positive impact on the Company's net interest margin (see Net Interest Income).

Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets. These advances are also used to manage the Company's interest rate risk exposure, and as opportunities exist to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB advances as of September 30, 2004 were $40.9 million compared to $111.9 million as of September 30, 2003. During June, 2004, the Company's asset/liability management committee decided to replace $50.0 million of short-term FHLB advances with three and six month public time deposits since the rates on these public funds were lower than the equivalent FHLB advance rates.

Long-term Subordinated Debentures
On December 17, 2003 the Company raised $10 million through an offering of trust preferred securities. Although this amount is reflected as subordinated debt on the Company's balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see Capital). These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. The interest rate resets quarterly and was 4.74% as of September 30, 2004.

Capital
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations). Management believes, as of September 30, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2003, the most recent notification from the Federal Reserve Bank categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's categories.

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                        Regulatory Capital     Prompt Corrective
(in thousands)                                        Actual               Requirements        Action Provisions
------------------------------------------------------------------------------------------------------------------
The Company:                                    Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of September 30, 2004
Total Capital to Risk Weighted Assets          $ 140,270    13.59%      $ 82,567      8.0%        N/A        N/A
Tier I Capital to Risk Weighted Assets         $ 127,304    12.33%      $ 41,283      4.0%        N/A        N/A
Tier I Capital to Average Assets               $ 127,304    10.79%      $ 47,176      4.0%        N/A        N/A


                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                        Regulatory Capital     Prompt Corrective
(in thousands)                                        Actual               Requirements        Action Provisions
------------------------------------------------------------------------------------------------------------------
The Bank:                                       Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of September 30, 2004
Total Capital to Risk Weighted Assets          $ 137,266    13.67%      $ 80,351      8.0%     $ 100,439    10.0%
Tier I Capital to Risk Weighted Assets         $ 124,642    12.41%      $ 40,175      4.0%     $  60,263     6.0%
Tier I Capital to Average Assets               $ 124,624    10.60%      $ 47,036      4.0%     $  58,795     5.0%

As previously discussed (see Long-term Subordinated Debentures), in order to supplement its regulatory capital base, during December 2003 the Company raised $10 million of trust preferred securities. Under applicable regulatory guidelines, trust preferred securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of trust preferred securities would qualify as Tier 2 capital. The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company's trust preferred securities currently qualify as Tier 1 capital.

In accordance with the provisions of Financial Accounting Standard Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the Company does not consolidate the subsidiary trust which has issued the trust preferred securities. Previously, financing subsidiaries were generally consolidated with their parents under GAAP. As a result of this new accounting interpretation, on July 2, 2003, the Federal Reserve Board issued Supervisory Letter (SR 03-13) which preserves the historical capital treatment of trust preferred securities as Tier I Capital despite the deconsolidation of these securities. That Supervisory Letter remained in effect at December 31, 2003 and September 30, 2004, and the Company continues to include these securities in its Tier I capital.

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

In 1998, the Board approved the Company's first stock repurchase program which expired on May 1, 2001. During the second quarter of 2004, the Board of Directors of Farmers & Merchants Bancorp approved a second stock repurchase program because it concluded that the Company continues to have more capital than it needs to meet present and anticipated regulatory guidelines to be classified as "well capitalized".

Repurchases under the program will be made on the open market or through private transactions. The aggregate price to be paid by the Company for all repurchased stock will not exceed $10,000,000 and the program will expire on May 31, 2007. The repurchase program also requires that no purchases may be made if the Company would not remain "well-capitalized" after the repurchase. All shares repurchased under the repurchase program will be retired. See Part II, Item 2(e).

Since 1999, the Company has repurchased nearly 44,000 shares for total consideration of $11.3 million.


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

Credit risk in the investment portfolio and correspondent bank accounts is addressed through defined limits in the Company's policy statements. In addition, certain securities carry insurance to enhance credit quality of the bond.

Credit risk in the loan portfolio is controlled by limits on industry concentration, aggregate customer borrowings and geographic boundaries. Standards on loan quality also are designed to reduce loan credit risk. Senior Management, Directors' Committees and the Board of Directors are regularly provided with information intended to identify, measure, control and monitor the credit risk of the Company.

The Company's methodology for assessing the appropriateness of the allowance for loan losses is applied on a regular basis and considers all loans. The systematic methodology consists of two major elements. The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan's effective interest rate, the fair value of the loan's collateral if the loan is collateral dependent or an observable market price of the loan (if one exists). Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

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

Management believes that the allowance for loan losses at September 30, 2004 was adequate to provide for both recognized losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2004, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 3.79% if rates increase by 200 basis points and a decrease in net interest income of 2.71% if rates decline 100 basis points.

The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company's net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cashflows and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. See Note 13 of the Notes to the Consolidated Financial Statements located in the 2003 Annual Report to Shareholders.

Liquidity Risk
Liquidity risk is the risk to earnings or capital resulting from the Company's inability to meet its obligations when they come due without incurring unacceptable losses. It includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect the Company's ability to liquidate assets or acquire funds quickly and with minimum loss of value. The Company endeavors to maintain a cash flow adequate to fund operations, handle fluctuations in deposit levels, respond to the credit needs of borrowers and to take advantage of investment opportunities as they arise. The principal sources of liquidity include credit facilities from correspondent banks, brokerage firms and the Federal Home Loan Bank, as well as interest and principal payments on loans and investments, proceeds from the maturity or sale of investments and growth in deposits.

In general, liquidity risk is managed daily by controlling the level of Federal Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Federal Funds as a cushion for temporary liquidity needs. During the first nine months of 2004, Federal Funds averaged $14.2 million. The Company maintains Federal Fund credit lines of $50 million with major banks subject to the customary terms and conditions for such arrangements and $175 million in repurchase lines with major brokers. In addition the Company has additional borrowing capacity of $198.3 million from the Federal Home Loan Bank.

At September 30, 2004, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $109.7 million, which represents 9.33% of total assets.

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


Average Balance Sheets

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and nine-month periods ending September 30, 2004 and 2003.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                      Three Months Ended September 30,    Three Months Ended September 30,
                                                                     2004                                2003
Assets                                                    Balance  Interest  Rate            Balance   Interest  Rate
------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold and Securities Purchased Under
 Agreements to Resell                                    $ 19,004     $ 64   1.34%          $ 13,923      $ 31   0.88%
Investment Securities Available-for-Sale
  U.S. Treasuries                                               0        0   0.00%                 0         0   0.00%
  U.S. Agencies                                            64,046      586   3.66%            52,514       444   3.43%
  Municipals - Taxable                                        964       15   6.22%             1,212        19   6.36%
  Municipals - Non-Taxable                                 17,495      277   6.33%            31,931       447   5.68%
  Mortgage Backed Securities                               84,542      827   3.91%           113,266       856   3.06%
  Other                                                     6,425       95   5.91%            11,408       160   5.69%
------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale        173,472    1,800   4.15%           210,331     1,926   3.71%
------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                               0        0   0.00%                 0         0   0.00%
  U.S. Agencies                                            19,952      195   3.91%                 0         0   0.00%
  Municipals - Taxable                                          0        0   0.00%                 0         0   0.00%
  Municipals - Non-Taxable                                 36,618      577   6.31%            41,710       677   6.58%
  Mortgage Backed Securities                               14,386      139   3.86%                 0         0   0.00%
  Other                                                       307        2   2.61%               440         6   5.53%
------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity           71,263      913   5.13%            42,150       683   6.57%
------------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                             482,262    7,619   6.27%           443,310     7,146   6.40%
  Home Equity                                              59,272      720   4.82%            49,073       596   4.82%
  Agricultural                                            141,507    1,927   5.40%           122,356     1,563   5.07%
  Commercial                                              142,764    2,000   5.56%           130,209     1,778   5.42%
  Consumer                                                 11,271      258   9.08%            13,547       342  10.02%
  Credit Card                                               4,619      112   9.62%             4,343       102   9.32%
  Municipal                                                 1,047       12   4.55%             1,311        16   4.84%
------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                           842,742   12,648   5.95%           764,149    11,543   5.99%
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                1,106,481  $15,425   5.54%         1,030,553   $14,183   5.46%
                                                                  ========= =======                   ========= =======

Unrealized (Loss)/Gain on Securities Available-for-Sale      (911)                             2,996
Allowance for Loan Losses                                 (17,964)                           (17,166)
Cash and Due From Banks                                    33,674                             30,345
All Other Assets                                           63,720                             58,764
------------------------------------------------------------------                        ------------
    Total Assets                                       $1,185,000                         $1,105,492
==================================================================                        ============

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Transaction                                             $95,006     $ 15   0.06%           $89,146      $ 19   0.08%
  Savings                                                 288,726      273   0.38%           254,582       301   0.47%
  Time                                                    360,592    1,454   1.60%           330,531     1,615   1.94%
-----------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                       744,324    1,742   0.93%           674,259     1,935   1.14%
Other Borrowed Funds                                       60,152      627   4.14%           116,683       775   2.64%
Subordinated Debentures                                    10,310      119   4.58%                 0         0   0.00%
-----------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                    814,786   $2,488   1.21%           790,942    $2,710   1.36%
                                                                  =====================               =======================
Interest Rate Spread                                                         4.33%                               4.10%
Demand Deposits (Non-Interest Bearing)                    245,105                            196,893
All Other Liabilities                                      12,272                              8,862
------------------------------------------------------------------                        ------------
    Total Liabilities                                   1,072,163                            996,697

Shareholders' Equity                                      112,837                            108,795
------------------------------------------------------------------                        ------------
    Total Liabilities & Shareholders' Equity           $1,185,000                         $1,105,492
==================================================================                        ============
Impact of Non-Interest Bearing Deposits and Other Liabilities                0.31%                                0.32%
Net Interest Income and Margin on Total Earning Assets              12,937   4.64%                      11,473    4.42%
Tax Equivalent Adjustment                                             (311)                               (408)
-----------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                               $ 12,626   4.53%                   $  11,065    4.26%
=============================================================================================================================

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                        Nine Months Ended September 30,     Nine Months Ended September 30,
                                                                      2004                                2003
Assets                                                    Balance   Interest Rate           Balance     Interest Rate
------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold and Securities Purchased Under
 Agreements to Resell                                    $ 14,217    $ 124   1.16%          $ 12,424     $ 128   1.38%
Investment Securities Available-for-Sale
  U.S. Treasuries                                               0        0   0.00%                 0         0   0.00%
  U.S. Agencies                                            65,460    1,770   3.61%            42,819     1,082   3.42%
  Municipals - Taxable                                      1,033       48   6.20%             1,282        60   6.33%
  Municipals - Non-Taxable                                 19,737      900   6.08%            31,953     1,340   5.67%
  Mortgage Backed Securities                              101,958    2,855   3.73%           128,737     3,675   3.86%
  Other                                                     7,617      307   5.37%            16,429       608   5.00%
------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale        195,805    5,880   4.00%           221,220     6,765   4.13%
------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                               0        0   0.00%                 0         0   0.00%
  U.S. Agencies                                            11,215      370   4.40%                 0         0   0.00%
  Municipals - Taxable                                          0        0   0.00%                 0         0   0.00%
  Municipals - Non-Taxable                                 36,588    1,750   6.38%            37,984     1,884   6.70%
  Mortgage Backed Securities                                8,198      251   4.08%                 0         0   0.00%
  Other                                                       344       11   4.26%               463        19   5.55%
------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity           56,345    2,382   5.64%            38,447     1,903   6.69%
------------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                             474,315   22,226   6.24%           413,504    20,248   6.55%
  Home Equity                                              56,794    2,005   4.70%            47,848     1,810   5.06%
  Agricultural                                            132,736    5,171   5.19%           109,943     4,241   5.16%
  Commercial                                              137,614    5,762   5.58%           132,182     5,520   5.58%
  Consumer                                                 11,188      775   9.23%            13,804     1,047  10.14%
  Credit Card                                               4,556      330   9.65%             4,355       305   9.36%
  Municipal                                                 1,065       35   4.38%             1,262        48   5.09%
------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                           818,268   36,304   5.91%           722,898    33,219   6.14%
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                1,084,635  $44,689   5.49%           994,989   $42,015   5.65%
                                                                  =================                   ========================

Unrealized Gain on Securities Available-for-Sale              601                             3,980
Allowance for Loan Losses                                 (17,691)                          (17,039)
Cash and Due From Banks                                    32,755                            29,595
All Other Assets                                           61,938                            56,288
--------------------------------------------------------------------                     ------------
    Total Assets                                         $1,162,238                      $1,067,813
====================================================================                     ============

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Transaction                                             $94,621     $ 44   0.06%           $89,182      $ 98   0.15%
  Savings                                                 281,823      780   0.37%           247,517       997   0.54%
  Time                                                    328,753    4,039   1.64%           324,661     5,260   2.17%
------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                       705,197    4,863   0.92%           661,360     6,355   1.28%
Other Borrowed Funds                                       94,235    2,125   3.00%            96,878     2,180   3.01%
Subordinated Debentures                                    10,310      327   0.00%                 0         0   0.00%
------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                    809,742   $7,315   1.20%           758,238    $8,535   1.50%
                                                                   ================                    ======== ==============
Interest Rate Spread                                                         4.29%                               4.14%
Demand Deposits (Non-Interest Bearing)                    229,233                            193,623
All Other Liabilities                                      11,170                              9,067
--------------------------------------------------------------------                      ------------
    Total Liabilities                                   1,050,145                            960,928

Shareholders' Equity                                      112,093                            106,885
--------------------------------------------------------------------                      ------------
    Total Liabilities & Shareholders' Equity           $1,162,238                         $1,067,813
====================================================================                      ============
Impact of Non-Interest Bearing Deposits and Other Liabilities                0.30%                               0.36%
Net Interest Income and Margin on Total Earning Assets              37,374   4.59%                      33,480   4.50%
Tax Equivalent Adjustment                                             (965)                             (1,171)
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                $36,409   4.47%                     $32,309   4.34%
------------------------------------------------------------------------------------------------------------------------------

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)

(in thousands)                                             Three Months Ended                         Nine Months Ended
                                                Sept. 30, 2004 compared to Sept. 30, 2003 Sept. 30, 2004 compared to Sept. 30, 2003
Interest Earning Assets                              Volume       Rate     Net Chg.            Volume       Rate     Net Chg.
-------------------------------------------------- ------------ -------- ------------        ------------ -------- ------------
Federal Funds Sold                                    $  14      $  19      $  33               $  24      $  (28)    $  (4)
Investment Securities Available for Sale
  U.S. Treasuries                                         0          0          0                   0           0         0
  U.S. Agencies                                         108         34        142                 627          61       688
  Municipals - Taxable                                   (3)        (1)        (4)                (10)         (2)      (12)
  Municipals - Non-Taxable                             (467)       297       (170)               (581)        141      (440)
  Mortgage Backed Securities                           (932)       903        (29)               (694)       (126)     (820)
  Other                                                (107)        42        (65)               (368)         67      (301)
-------------------------------------------------- ------------ -------- ------------        ------------ -------- ------------
    Total Investment Securities Available for Sale   (1,401)     1,275       (126)             (1,026)        141      (885)
-------------------------------------------------- ------------ -------- ------------        ------------ -------- ------------

Investment Securities Held to Maturity
  U.S. Treasuries                                          0         0          0                   0           0         0
  U.S. Agencies                                           98        97        195                 185         185       370
  Municipals - Taxable                                     0         0          0                   0           0         0
  Municipals - Non-Taxable                               (74)      (25)       (99)                (55)        (79)     (134)
  Mortgage Backed Securities                              70        69        139                 126         125       251
  Other                                                   (1)       (3)        (4)                 (4)         (4)       (8)
-------------------------------------------------- ------------ -------- ------------        ------------ -------- ------------
    Total Investment Securities Held to Maturity          93       138        231                 252         227       479
-------------------------------------------------- ------------ -------- ------------        ------------ -------- ------------

Loans:
  Real Estate                                          1,306      (833)       473               3,417      (1,439)    1,978
  Home Equity                                            124         0        124                 389        (194)      195
  Agricultural                                           256       108        364                 903          27       930
  Commercial                                             175        47        222                 250          (8)      242
  Consumer                                               (54)      (30)       (84)               (184)        (88)     (272)
  Credit Card                                              7         3         10                  15          10        25
  Other                                                   (4)       (1)        (5)                 (7)         (6)      (13)
-------------------------------------------------- ------------ -------- ------------        ------------ -------- ------------
    Total Loans                                        1,810      (706)     1,104               4,783      (1,698)    3,085
-------------------------------------------------- ------------ -------- ------------        ------------ -------- ------------
    Total Earning Assets                                 516       726      1,242               4,033      (1,358)    2,675
-------------------------------------------------- ------------ -------- ------------        ------------ -------- ------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                              7       (11)        (4)                  9         (63)      (54)
  Savings                                                180      (208)       (28)                191        (408)     (217)
  Time Deposits                                          712      (873)      (161)                109      (1,330)   (1,221)
-------------------------------------------------- ------------ -------- ------------        ------------ -------- ------------
    Total Interest Bearing Deposits                      899    (1,092)      (193)                309      (1,801)   (1,492)
Other Borrowed Funds                                  (1,678)    1,530       (148)                (53)         (1)      (54)
Subordinated Debentures                                   60        59        119                 164         163       327
-------------------------------------------------- ------------ -------- ------------        ------------ -------- ------------
    Total Interest Bearing Liabilities                  (719)      497       (222)                420      (1,639)   (1,219)
-------------------------------------------------- ------------ -------- ------------        ------------ -------- ------------
Total Change                                          $1,235      $229     $1,464              $3,613        $281    $3,894
================================================== ============ ======== ============        ============ ======== ============

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

2(e) The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the third quarter of 2004.

                                                                   Number of Shares       Approximate Dollar Value
                                                    Average     Purchased as Part of a   of Shares that May Yet Be
                                   Number of       Price per      Publicly Announced      Purchased Under the Plan
      Third Quarter 2004            Shares           Share          Plan or Program              or Program
------------------------------- ---------------- -------------- ------------------------ ---------------------------
07/01/2004 - 07/31/2004                     571           $391                      571          $9,659,000
08/01/2004 - 08/31/2004                   2,239            400                    2,239           8,764,000
09/01/2004 - 09/30/2004                     954            425                      954           8,358,000
------------------------------- ---------------- -------------- ------------------------ ---------------------------
Total                                     3,764           $405                    3,764          $8,358,000

All of the above shares were repurchased in private transactions.

The Company's common stock is not listed on any exchange, nor is it included on the NASDAQ National Market or the NASDAQ Small Cap Market. However, trades may be reported on the OTC Bulletin Board under the symbol "FMCB.OB." Management is aware that there are private transactions in the Company's common stock. When the Company repurchases shares in private transactions the price is determined based upon the most recent transactions that have occurred between third party shareholders.

As discussed previously (see Part I, Item 2, "Capital"), during the second quarter of 2004, the Board of Directors of Farmers & Merchants Bancorp approved a resolution authorizing the repurchase, from time to time, of outstanding shares of the common stock of the Company. The Board of Directors approved the repurchase program because it concluded that the Company has more capital than it needs to meet present and anticipated regulatory guidelines to be classified as "well capitalized."

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

ITEM 3. Defaults Upon Senior Securities

         Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

         None

ITEM 5. Other Information

         None

ITEM 6(a). Exhibits

         See Exhibit Index on Page 32.

ITEM 6(b). Reports on Form 8-K

         During the quarter ended September 30, 2004, the Company filed the following Current Reports on Form 8-K:

         Description                                          Date of Report

         Second Quarter 2004 results of operations            July 23, 2004


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FARMERS & MERCHANTS BANCORP


Date:  November 8, 2004                          /s/ Kent A. Steinwert
                                                ------------------------------
                                                  Kent A. Steinwert
                                                  President and
                                                  Chief Executive Officer
                                                 (Principal Executive Officer)



Date:  November 8, 2004                         /s/ Stephen W. Haley
                                                ------------------------------
                                                 Stephen W. Haley
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                (Principal Accounting Officer)

Index to Exhibits
Exhibit No.                     Description

31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.