Form 10-K
period 2004-12-31
FARMERS & MERCHANTS BANCORP
filed 2005-03-16
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-K
                           --------------------------
             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2004 (based on the last reported trade on June 28, 2004) was $280,741,824.

The number of shares of Common Stock outstanding as of March 4, 2005: 792,709

Documents Incorporated by Reference:
Portions of the Annual Report to Shareholders for fiscal year ended December 31, 2004 are incorporated by reference in Part II, Items 6 through 9A. Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

                           FARMERS & MERCHANTS BANCORP
                                    FORM 10-K
                                TABLE OF CONTENTS

PART I                                                                     Page

     Introduction                                                            4

     Item  1. Business                                                       4

     Item  2. Properties                                                    27

     Item  3. Legal Proceedings                                             27

     Item  4. Submission of Matters to a Vote of Security Holders           27

PART II

     Item  5. Market for the Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities             27

     Item  6. Selected Financial Data                                       28

     Item  7. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           28

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk    28

     Item  8. Financial Statements and Supplementary Data                   28

     Item  9. Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                          29

     Item 9A. Controls and Procedures                                       29

     Item 9B. Other Information                                             29

PART III

     Item 10. Directors and Executive Officers of the Company               29

     Item 11. Executive Compensation                                        29

     Item 12. Security Ownership of Certain Beneficial
              Owners and Management and Related Stockholder Matters         30

     Item 13. Certain Relationships and Related Transactions                30

     Item 14. Principal Accountant Fees and Services                        30

PART IV

     Item 15. Exhibits and Financial Statement Schedules                    30

Signatures                                                                  31

Index to Exhibits                                                           32

Introduction - Forward Looking Statements
This annual report contains various forward-looking statements, usually containing the words "estimate," "project," "expect," "objective," "goal," or similar expressions and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe-harbor" provisions of the private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (i) the effect of changing regional and national economic conditions;
(ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, agricultural, real estate, consumer, and other lending activities; (iv) changes in federal and state banking laws or regulations; (v) changes in governmental fiscal or monetary policies; (vi) competitive pressure in the banking industry; (vii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (viii) dividend restrictions; (ix) asset/liability pricing risks and liquidity risks; (x) changes in the securities markets; (xi) certain operational risks involving data processing systems or fraud; (xii) the State of California's fiscal difficulties; and (xiii) other external developments which could materially impact the Company's operational and financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

The Bank continued expansion in the Lodi market area and also acquired three offices in Turlock and Hilmar in 1985. The service area was next expanded by opening a loan production office in the community of Elk Grove. This office was later converted to a full service branch. A third office was also opened in Modesto. The year 2002 saw the opening of the Lincoln Center office with its state of the art Merchant Center. This was the Company's first branch in the city of Stockton. In September, 2003 the Bank opened its fourth office in Modesto. Located across from the Vintage Faire Mall, this branch incorporates state of the art technology throughout and represents the template for the Bank's future branch expansions and renovations.

During 2004 the Company initiated a major branch expansion, relocation and renovation program. New branches will be opened during 2005 in Sacramento, Galt, Lodi and Stockton and the Turlock branch will be relocated to a new facility. Renovations are being undertaken at many branches, both to update these facilities and comply with the Americans with Disabilities Act. The Company currently estimates that the capital expenditures associated with this program will be in excess of $10 million over the next twelve to eighteen months, which will result in an increase in the Company's occupancy and equipment expenses.

On March 10, 1999, Farmers & Merchants Bancorp (together with its subsidiaries, the "Company"), pursuant to a reorganization, acquired all of the voting stock of Farmers & Merchants Bank of Central California (the "Bank"). Farmers & Merchants Bancorp is a bank holding company incorporated in the State of Delaware, and registered under the Bank Holding Company Act of 1956, as amended. The Company's outstanding securities as of December 31, 2004 consisted of 792,722 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company's principal asset.

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

Employees
At December 31, 2004, the Company employed a total of 288 full time equivalent employees. The Company believes that its employee relations are excellent.

Competition
The banking and financial services industry in California generally, and in the Company's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The Company competes with other major commercial banks, diversified financial institutions, savings banks, credit unions, savings and loan associations, money market and other mutual funds, mortgage companies, and a variety of other non-banking financial services and advisory companies. Federal legislation in recent years has encouraged competition between different types of financial service providers and has fostered new entrants into the financial services market, and it is anticipated that this trend will continue. Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies.

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

Government Policies
The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. The difference between the interest rates paid by the Company on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Company on its interest-earning assets, such as loans extended to its customers and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in economic conditions might have on the Company and the Bank cannot be predicted.

The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "FRB"). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

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

Under the BHCA and regulations adopted by the FRB, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with an extension of credit, lease or sale of property or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between Farmers & Merchants Bancorp and its subsidiaries. Further, the Company is required by the FRB to maintain certain levels of capital. See Item 1. Business
- Supervision and Regulation - Capital Standards.

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $27.1 million at December 31, 2004.

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

As of December 31, 2004 and 2003 the Company and the Bank's risk-based capital ratios were as follows:

                                                                                                     To Be Well
                                                                                                 Capitalized Under
                                                                           Regulatory Capital    Prompt Corrective
(in thousands)                                                Actual          Requirements       Action Provisions
December 31, 2004                                        Amount    Ratio    Amount     Ratio     Amount     Ratio
--------------------------------------------------------------------------------------------------------------------
The Bank:
Total Bank Capital to Risk Weighted Assets              $136,916   13.00%   $84,243     8.00%   $105,303    10.00%
Tier I Bank Capital to Risk Weighted Assets             $123,695   11.75%   $42,121     4.00%    $63,182     6.00%
Tier I Bank Capital to Average Assets                   $123,695   10.41%   $47,540     4.00%    $59,425     5.00%

The Company:
Total Consolidated Capital to Risk Weighted Assets      $140,828   13.34%   $84,437     8.00%      N/A        N/A
Tier I Consolidated Capital to Risk Weighted Assets     $127,577   12.09%   $42,218     4.00%      N/A        N/A
Tier I Consolidated Capital to Average Assets           $127,577   10.69%   $47,720     4.00%      N/A        N/A

December 31, 2003                                        Amount    Ratio    Amount     Ratio     Amount     Ratio
--------------------------------------------------------------------------------------------------------------------
The Bank:
Total Bank Capital to Risk Weighted Assets              $123,825   12.39%   $79,966     8.00%    $99,958    10.00%
Tier I Bank Capital to Risk Weighted Assets             $111,272   11.13%   $39,983     4.00%    $59,975     6.00%
Tier I Bank Capital to Average Assets                   $111,272   9.91%    $44,908     4.00%    $56,135     5.00%

The Company:
Total Consolidated Capital to Risk Weighted Assets      $132,751   13.24%   $80,189     8.00%      N/A        N/A
Tier I Consolidated Capital to Risk Weighted Assets     $120,164   11.99%   $40,095     4.00%      N/A        N/A
Tier I Consolidated Capital to Average Assets           $120,164   10.67%   $45,036     4.00%      N/A        N/A

Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" Company must develop a capital restoration plan. At December 31, 2004 the Company exceeded all of the required ratios for classification as "well capitalized." It should be noted, however, that the Company's capital category is determined solely for the purpose of applying the federal banking agencies' prompt corrective action regulations and the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

Safety and Soundness Standards
The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, any insured depository institution should:
(i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the Board of Directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

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

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2004, ranged from 0 to 27 basis points per $100 of insured deposits, based on the results of examinations, findings by the Company's primary federal regulator and other information deemed relevant by the FDIC to the Company's financial condition and the risk posed to the BIF. The risk classification is based on an institution's capital group and supervisory subgroup assignment. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups." Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

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

A bank's compliance with its CRA obligations is based on a performance based evaluation system which bases CRA ratings on an institution's lending service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank's latest CRA examination was completed by the Federal Reserve Bank of San Francisco and the lending test portion included a review of small business, small farm, and home mortgage loans originated between October 1, 2001 and September 30, 2003. Community development lending as well as investment and service activities were reviewed for all of 2002 and 2003. The Bank received a High Satisfactory rating in the lending area and an Outstanding rating in the areas of investment and service. The Bank received an overall rating of Outstanding in complying with its CRA obligations.

Recently Enacted Legislation, Regulations and Accounting Guidance On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002 ("the Act"). This new legislation addresses accounting oversight and corporate governance matters, including:

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

As a public reporting company, the Company is subject to the requirements of this legislation and related rules and regulations issued by the Securities and Exchange Commission. It is anticipated that the Company will incur additional expense as a result of the Act, but it does not expect that such compliance will have a material impact on the business.

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

Credit Risks. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may not effectively manage their business affairs and cash flows and may be adversely affected by general economic conditions. The Company has established credit management policies and procedures that govern both the approval of new loans and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approved standards, dollar limits on loans to one borrower and by restricting loans made primarily to its principal market area where management believes it is better able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company's credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type ... etc. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's results.

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

State of California's Fiscal Difficulties. California's state government has undergone a serious fiscal and budgetary crisis in the recent past. While the California electorate on March 2, 2004 approved various ballot measures aimed at addressing this situation, including a $15 billion bond issue, the long-term impact of this situation on the California economy and the Company's markets cannot be predicted.

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

Our most significant estimates are approved by our Management team, which is comprised of our most senior officers. At each financial reporting period, a review of these estimates is then presented to our Board of Directors. As of December 31, 2004, we have not created any special purpose entities (except in connection with the issuance of trust preferred securities) to securitize assets or to obtain off-balance sheet funding. Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.

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

Statistical Disclosures
The tables on the following pages set forth certain statistical information for Farmers & Merchants Bancorp on a consolidated basis. Averages are computed on a daily average basis. This information should be read in conjunction with "Management's Discussion and Analysis" in the Company's 2004 Annual Report to Shareholders, which is filed herewith as Exhibit 13, and which is incorporated herein by reference and with the Company's Consolidated Financial Statements and the Notes thereto included in Company's 2004 Annual Report to Shareholders, also contained in Exhibit 13, and which is incorporated herein by reference.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(dollars in thousands)

                                                                                    Year Ended December 31,
                                                                                             2004
Assets                                                                          Balance    Interest     Rate
--------------------------------------------------------------------------------------------------------------
Federal Funds Sold and Securities Purchased Under Agreements to Resell         $ 14,267       $ 194     1.36%
Investment Securities Available-for-Sale
  U.S. Agencies                                                                  67,419       2,449     3.63%
  Municipals - Taxable                                                            1,005          63     6.27%
  Municipals - Non-Taxable                                                       19,044       1,162     6.10%
  Mortgage Backed Securities                                                     97,947       3,703     3.78%
  Other                                                                           7,098         381     5.37%
--------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                              192,513       7,758     4.03%
--------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Agencies                                                                  13,409         564     4.21%
  Municipals - Non-Taxable                                                       37,303       2,383     6.39%
  Mortgage Backed Securities                                                      9,604         384     4.00%
  Other                                                                             333          15     4.50%
--------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                                 60,649       3,346     5.52%
--------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                                   477,220      29,771     6.24%
  Home Equity                                                                    58,187       2,852     4.90%
  Agricultural                                                                  131,971       7,091     5.37%
  Commercial                                                                    140,145       8,062     5.75%
  Consumer                                                                       11,307       1,037     9.17%
  Credit Card                                                                     4,599         442     9.61%
  Municipal                                                                       1,070          47     4.39%
--------------------------------------------------------------------------------------------------------------
    Total Loans                                                                 824,499      49,302     5.98%
--------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                      1,091,928     $60,600     5.55%
                                                                                        ======================

Unrealized Gain/(Loss) on Securities Available-for-Sale                             779
Allowance for Loan Losses                                                      (17,850)
Cash and Due From Banks                                                          33,389
All Other Assets                                                                 63,005
----------------------------------------------------------------------------------------
    Total Assets                                                             $1,171,251
========================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                                          $96,152        $ 62     0.06%
  Savings                                                                       285,796       1,090     0.38%
  Time Deposits                                                                 333,377       5,509     1.65%
--------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                             715,325       6,661     0.93%
Other Borrowed Funds                                                             81,598       2,703     3.31%
Subordinated Debt                                                                10,310         454     4.40%
--------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                          807,233      $9,818     1.22%
                                                                                        ======================
Interest Rate Spread                                                                                    4.33%
Demand Deposits                                                                 238,817
All Other Liabilities                                                            11,780
----------------------------------------------------------------------------------------
    Total Liabilities                                                         1,057,830
Shareholders' Equity                                                            113,421
----------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                                 $1,171,251
========================================================================================
Impact of Non-Interest Bearing Deposits and Other Liabilities                                           0.32%
Net Interest Income and Margin on Total Earning Assets                                       50,782     4.65%
Tax Equivalent Adjustment                                                                    (1,300)
---------------------------------------------------------------------------------------------------------------
Net Interest Income                                                                         $49,482     4.53%
===============================================================================================================

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(dollars in thousands)

                                                                                      Year Ended December 31,
                                                                                                 2003
Assets                                                                          Balance        Interest    Rate
-----------------------------------------------------------------------------------------------------------------
Federal Funds Sold and Securities Purchased Under Agreements to Resell      $    15,871     $       190     1.20%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                                     0               0     0.00%
  U.S. Agencies                                                                  48,682           1,675     3.44%
  Municipals - Taxable                                                            1,255              78     6.22%
  Municipals - Non-Taxable                                                       31,477           1,767     5.61%
  Mortgage Backed Securities                                                    121,096           4,549     3.76%
  Other                                                                          14,257             742     5.20%
-----------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                              216,767           8,811     4.06%
-----------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                                     0               0     0.00%
  U.S. Agencies                                                                       0               0     0.00%
  Municipals - Taxable                                                                0               0     0.00%
  Municipals - Non-Taxable                                                       38,444           2,542     6.61%
  Mortgage Backed Securities                                                          0               0     0.00%
  Other                                                                             442              25     5.66%
-----------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                                 38,886           2,567     6.60%
-----------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                                   425,081          27,456     6.46%
  Home Equity                                                                    49,000           2,489     5.08%
  Agricultural                                                                  113,123           5,801     5.13%
  Commercial                                                                    131,587           7,339     5.58%
  Consumer                                                                       13,528           1,326     9.80%
  Credit Card                                                                     4,343             410     9.44%
  Municipal                                                                       1,240              65     5.24%
-----------------------------------------------------------------------------------------------------------------
    Total Loans                                                                 737,902          44,886     6.08%
-----------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                      1,009,426     $    56,454     5.59%
                                                                                            ======================

Unrealized Gain/(Loss) on Securities Available-for-Sale                           3,542
Allowance for Loan Losses                                                       (17,096)
Cash and Due From Banks                                                          30,209
All Other Assets                                                                 57,174
----------------------------------------------------------------------------------------
    Total Assets                                                            $ 1,083,255
========================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                                      $    89,896     $       113     0.13%
  Savings                                                                       254,270           1,306     0.51%
  Time Deposits                                                                 322,513           6,695     2.08%
-----------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                             666,679           8,114     1.22%
Other Borrowed Funds                                                            100,724           2,942     2.92%
Subordinated Debt                                                                   434              16     3.69%
-----------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                          767,837     $    11,072     1.44%
                                                                                            ======================
Interest Rate Spread                                                                                        4.15%
Demand Deposits                                                                 198,483
All Other Liabilities                                                             8,960
----------------------------------------------------------------------------------------
    Total Liabilities                                                           975,280
Shareholders' Equity                                                            107,975
----------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                                $ 1,083,255
========================================================================================
Impact of Non-Interest Bearing Deposits and Other Liabilities                                               0.35%
Net Interest Income and Margin on Total Earning Assets                                          45,382      4.50%
Tax Equivalent Adjustment                                                                       (1,571)
-----------------------------------------------------------------------------------------------------------------
Net Interest Income                                                                        $    43,811       4.34%
=================================================================================================================

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(dollars in thousands)

                                                                                      Year Ended December 31,
                                                                                               2002
Assets                                                                            Balance     Interest   Rate
----------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                              $  33,032     $   555    1.68%
Investment Securities Available-for-Sale
  U.S. Agencies                                                                     6,930         276    3.98%
  Municipals - Taxable                                                              1,532          96    6.27%
  Municipals - Non-Taxable                                                         22,265       1,549    6.96%
  Mortgage Backed Securities                                                      139,628       8,292    5.94%
  Other                                                                            10,994         703    6.39%
----------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                                181,349      10,916    6.02%
----------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  Municipals - Non-Taxable                                                         28,756       2,173    7.56%
  Other                                                                               534          32    5.99%
----------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                                   29,290       2,205    7.53%
----------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                                     353,060      25,114    7.11%
  Home Equity                                                                      33,780       1,770    5.24%
  Agricultural                                                                     98,270       5,404    5.50%
  Commercial                                                                      132,799       7,837    5.90%
  Consumer                                                                         15,376       1,396    9.08%
  Credit Card                                                                       3,424         320    9.35%
  Municipal                                                                         1,122          70    6.24%
----------------------------------------------------------------------------------------------------------------
    Total Loans                                                                   637,831      41,911    6.57%
----------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                          881,502     $55,587    6.31%
                                                                                              ==================

Unrealized Gain/(Loss) on Securities Available-for-Sale                             4,588
Allowance for Loan Losses                                                         (13,189)
Cash and Due From Banks                                                            28,934
All Other Assets                                                                   50,389
-------------------------------------------------------------------------------------------
    Total Assets                                                                $ 952,224
===========================================================================================

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                                          $  87,002     $   272    0.31%
  Savings                                                                         220,115       1,940    0.88%
  Time Deposits                                                                   312,919       9,157    2.93%
----------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                               620,036      11,369    1.83%
Other Borrowed Funds                                                               41,255       2,227    5.40%
Subordinated Debt                                                                       0           0    0.00%
----------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                            661,291     $13,596    2.06%
                                                                                              ==================
Interest Rate Spread                                                                                     4.25%
Demand Deposits                                                                   180,163
All Other Liabilities                                                               8,804
------------------------------------------------------------------------------------------
    Total Liabilities                                                             850,258
Shareholders' Equity                                                              101,966
------------------------------------------------------------------------------------------
    Total Liabilities & Shareholders' Equity                                    $ 952,224
===========================================================================================
Impact of Non-Interest Bearing Deposits and Other Liabilities                                            0.51%
Net Interest Income and Margin on Total Earning Assets                                         41,991    4.76%
Tax Equivalent Adjustment                                                                      (1,349)
----------------------------------------------------------------------------------------------------------------
Net Interest Income                                                                         $  40,642    4.61%
================================================================================================================

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Rates on a Taxable Equivalent Basis)                                                               2004 versus 2003
(in thousands)                                                                                     Amount of Increase

(Decrease) Due to Change in:
                                                                                            -----------------------------
Interest Earning Assets                                                                      Volume       Rate    Net Chg.
-------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                                          $   (20)   $    24    $     4
Investment Securities Available for Sale
  U.S. Agencies                                                                                 676         98        774
  Municipals - Taxable                                                                          (16)         1        (15)
  Municipals - Non-Taxable                                                                     (748)       143       (605)
  Mortgage Backed Securities                                                                   (876)        30       (846)
  Other                                                                                        (384)        23       (361)
-------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale                                           (1,348)       295     (1,053)
-------------------------------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity
  U.S. Agencies                                                                                 282        282        564
  Municipals - Non-Taxable                                                                      (74)       (86)      (160)
  Mortgage Backed Securities                                                                    192        192        384
  Other                                                                                          (5)        (5)       (10)
-------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity                                                395        383        778
-------------------------------------------------------------------------------------------------------------------------
Loans:
  Real Estate                                                                                 3,278       (963)     2,315
  Home Equity                                                                                   453        (90)       363
  Agricultural                                                                                1,003        287      1,290
  Commercial                                                                                    487        236        723
  Installment                                                                                  (208)       (81)      (289)
  Credit Card                                                                                    24          8         32
  Other                                                                                          (8)       (10)       (18)
-------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                               5,029       (613)     4,416
-------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                                      4,056         89      4,145
-------------------------------------------------------------------------------------------------------------------------
Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                                                     8        (59)       (51)
  Savings                                                                                       148       (364)      (216)
  Time Deposits                                                                                 219     (1,405)    (1,186)
-------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                                             375     (1,828)    (1,453)
Other Borrowed Funds                                                                           (603)       364       (239)
Subordinated Debt                                                                               431          7        438
-------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                                          203     (1,457)    (1,254)
-------------------------------------------------------------------------------------------------------------------------
Total Change                                                                                $ 3,853    $ 1,546    $ 5,399
=========================================================================================================================

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Rates on a Taxable Equivalent Basis)                                                             2003 versus 2002
(in thousands)                                                                                   Amount of Increase

(Decrease) Due to Change in:
                                                                                            -----------------------------
Interest Earning Assets                                                                      Volume       Rate    Net Chg.
-------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                                                          $  (393)   $    28    $  (365)
Investment Securities Available for Sale
  U.S. Agencies                                                                               1,443        (44)     1,399
  Municipals - Taxable                                                                          (17)        (1)       (18)
  Municipals - Non-Taxable                                                                      557       (339)       218
  Mortgage Backed Securities                                                                   (803)    (2,940)    (3,743)
  Other                                                                                         177       (138)        39
-------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale                                            1,357     (3,462)    (2,105)
-------------------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  Municipals - Non-Taxable                                                                      665       (296)       369
  Other                                                                                          (8)         1         (7)
-------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity                                                657       (295)       362
-------------------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                                                                 5,001     (2,659)     2,342
  Home Equity                                                                                   774        (55)       719
  Agricultural                                                                                  885       (488)       397
  Commercial                                                                                 (1,276)       778       (498)
  Installment                                                                                  (173)       103        (70)
  Credit Card                                                                                    87          3         90
  Other                                                                                           9        (14)        (5)
-------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                               5,307     (2,332)     2,975
-------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                                      6,928     (6,061)       867
-------------------------------------------------------------------------------------------------------------------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                                                     3       (162)      (159)
  Savings                                                                                       273       (907)      (634)
  Time Deposits                                                                                 299     (2,761)    (2,462)
-------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                                             575     (3,830)    (3,255)
Other Borrowed Funds                                                                          2,093     (1,378)       715
Subordinated Debt                                                                                 8          8         16
-------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                                        2,676     (5,200)    (2,524)
-------------------------------------------------------------------------------------------------------------------------
Total Change                                                                                $ 4,252    $  (861)   $ 3,391
=========================================================================================================================

Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change." The above figures have been rounded to the nearest whole number.

Farmers & Merchants Bancorp
Investment Portfolio
The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

                                                       Available     Held to   Available      Held to    Available     Held to
                                                       for Sale     Maturity    for Sale     Maturity     for Sale    Maturity
                                                    ---------------------------------------------------------------------------
December 31:  (in thousands)                                    2004                     2003                     2002
-------------------------------------------------------------------------------------------------------------------------------
  U. S. Agency                                          $75,065      $19,943     $76,398    $     -        $26,984    $    -
  Municipal                                              18,009       56,240      28,794       37,582       34,352      27,351
  Mortgage-Backed Securities                             85,831       13,470     108,953          -        117,335         -
  Corporate Bonds                                           -            -           -            -         17,703         -
  Other                                                   6,583          298       9,820          375        9,689         519
-------------------------------------------------------------------------------------------------------------------------------
      Total Book Value                                 $185,488      $89,951    $223,965      $37,957     $206,063     $27,870
===============================================================================================================================
      Fair Value                                       $185,488      $90,212    $223,965      $38,739     $206,063     $29,111
===============================================================================================================================


Analysis of Investment Securities Available-for-Sale
The following table is a summary of the relative maturities and yields of the Company's investment securities Available-for-Sale as of December 31, 2004. Non-taxable municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period

Investment Securities Available-for-Sale                           Fair        Average
December 31, 2004 (in thousands)                                   Value        Yield
---------------------------------------------------------------------------------------
U.S. Agency
  One year or less                                                $15,100        4.02%
  After one year through five years                                50,119        3.73%
  After five years through ten years                                9,846        4.25%
  After ten years                                                     -            -
---------------------------------------------------------------------------------------
     Total U.S. Agency Securities                                  75,065        3.86%
---------------------------------------------------------------------------------------
Municipal - Non-Taxable
  One year or less                                                    707        4.16%
  After one year through five years                                15,410        6.28%
  After five years through ten years                                  -            -
  After ten years                                                     944        9.87%
---------------------------------------------------------------------------------------
     Total Non-Taxable Municipal Securities                        17,061        6.39%
---------------------------------------------------------------------------------------
Municipal - Taxable
  One year or less                                                    -            -
  After one year through five years                                   948        6.25%
  After five years through ten years                                  -            -
  After ten years                                                     -            -
---------------------------------------------------------------------------------------
     Total Taxable Municipal Securities                               948        6.25%
---------------------------------------------------------------------------------------
Mortgage-Backed Securities
  One year or less                                                    -            -
  After one year through five years                                66,752        3.96%
  After five years through ten years                                8,724        4.42%
  After ten years                                                  10,355        4.47%
---------------------------------------------------------------------------------------
     Total Mortgage-Backed Securities                              85,831        4.07%
---------------------------------------------------------------------------------------
Other
  One year or less                                                  6,583        4.14%
  After one year through five years                                   -            -
  After five years through ten years                                  -            -
  After ten years                                                     -            -
---------------------------------------------------------------------------------------
     Total Other Securities                                         6,583        4.14%
---------------------------------------------------------------------------------------
     Total Investment Securities Available for Sale              $185,488        4.21%
=======================================================================================

Note: The average yield for floating rate securities is calculated using the current stated yield.

Farmers & Merchants Bancorp
Analysis of Investment Securities Held-to-Maturity
The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2004. Non-taxable municipal securities have been calculated on a fully taxable equivalent basis using the applicable Federal and State income tax rates for the period

Investment Securities Held-to-Maturity                            Book        Average
December 31, 2004 (in thousands)                                  Value        Yield
---------------------------------------------------------------------------------------
U.S. Agency
  One year or less                                                $10,039        3.48%
  After one year through five years                                 9,904        4.31%
  After five years through ten years                                  -            -
  After ten years                                                     -            -
---------------------------------------------------------------------------------------
     Total U.S. Agency Securities                                  19,943        3.89%
---------------------------------------------------------------------------------------
Municipal - Non-Taxable
  One year or less                                                $ 7,124        7.67%
  After one year through five years                                12,794        5.46%
  After five years through ten years                               13,187        6.25%
  After ten years                                                  23,135        6.23%
---------------------------------------------------------------------------------------
     Total Non-Taxable Municipal Securities                        56,240        6.24%
---------------------------------------------------------------------------------------
Mortgage-Backed Securities
  One year or less                                                    -            -
  After one year through five years                                13,470        3.90%
  After five years through ten years                                  -            -
  After ten years                                                     -            -
---------------------------------------------------------------------------------------
     Total Mortgage-Backed Securities                              13,470        3.90%
---------------------------------------------------------------------------------------
Other
  One year or less                                                    -            -
  After one year through five years                                   -            -
  After five years through ten years                                  207        5.13%
  After ten years                                                      91        5.13%
---------------------------------------------------------------------------------------
     Total Other Securities                                           298        5.13%
---------------------------------------------------------------------------------------
     Total Investment Securities Held-to-Maturity                 $89,951        5.37%
=======================================================================================

Farmers & Merchants Bancorp
Loan Data
(in thousands)
The following table shows the Bank's loan composition by type of loan.

                                                                    December 31,
                                            2004            2003            2002            2001            2000
------------------------------------------------- --------------- --------------- --------------- ---------------
  Real Estate                           $431,746        $386,735        $322,074        $282,328        $245,652
  Real Estate Construction                62,446          77,115          66,467          49,692          28,354
  Home Equity                             63,782          55,827          45,150          22,123          16,258
  Agricultural                           151,002         134,862         109,130         110,707          83,770
  Commercial                             142,133         136,955         135,877         117,202          98,841
  Consumer                                11,933          11,979          13,948          17,022          20,965
  Credit Card                              5,021           4,549           4,252           3,157           3,619
  Other                                    1,019             976           1,795             954             271
------------------------------------------------- --------------- --------------- --------------- ---------------
Total Loans                              869,082         808,998         698,693         603,185         497,730
Less:
  Unearned Income                          2,174           2,092           2,018           1,016             333
  Allowance for Loan Losses               17,727          17,220          16,684          12,709          11,876
------------------------------------------------- --------------- --------------- --------------- ---------------
Loans, Net                              $849,181        $789,686        $679,991        $589,460        $485,521
================================================= =============== =============== =============== ===============

There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.



Non-Performing Loans
(in thousands)

                                                                           December 31,
                                                    2004            2003            2002            2001            2000
--------------------------------------------------------- --------------- --------------- --------------- ---------------
Nonaccrual Loans
  Real Estate                                       $214          $1,670          $2,180          $1,015            $948
  Commercial                                           0             516             452           1,302             520
  Consumer                                             0             181               2              36               4
  Credit Card                                          0               0               0               0               0
  Other                                                0               0             263               0               0
--------------------------------------------------------- --------------- --------------- --------------- ---------------
Total Nonaccrual Loans                               214           2,367           2,897           2,353           1,472
--------------------------------------------------------- --------------- --------------- --------------- ---------------

Accruing Loans Past Due 90 Days or More
  Real Estate                                          0             139               1               0               0
  Commercial                                           0              41               0               0               0
  Consumer                                             0               0               0               0               0
  Credit Card                                         11              37               9              56              23
  Other                                                0               0               0               0               0
--------------------------------------------------------- --------------- --------------- --------------- ---------------
Total Accruing Loans Past Due 90 Days or More         11             217              10              56              23
--------------------------------------------------------- --------------- --------------- --------------- ---------------
Total Non-Performing Loans                          $225          $2,584          $2,907          $2,409          $1,495
========================================================= =============== =============== =============== ===============

Other Real Estate Owned                               $0              $0              $0              $0             $88

Non-Performing Loans as a Percent of Total Loans   0.03%           0.32%           0.42%           0.40%           0.30%
========================================================= =============== =============== =============== ===============

Allowance for Loan Losses
as a Percent of Total Loans                        2.04%           2.13%           2.39%           2.11%           2.39%
========================================================= =============== =============== =============== ===============

The Bank's policy is to place loans (Excluding Credit Card Loans) on nonaccrual status when the principal or interest is past due for ninety days or more unless it is both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Thereafter interest is recognized as income only as it is collected in cash. The gross interest income that would have been recorded if the loans had been current for the year ending December 31, 2004 was $30,448. For a discussion of impaired loan policy see Note
4. in the Notes to the Consolidated Financial Statements of the Company's 2004 Annual Report to Shareholders.

Farmers & Merchants Bancorp
Provision and Allowance for Loan Losses
(dollars in thousands)
A five-year review of activity in the allowance for loan losses and an allocation by loan type of the allowance is shown in the tables below.

                                                            2004            2003            2002            2001            2000
-------------------------------------------------- -------------- --------------- --------------- --------------- ---------------
Balance at Beginning of Year                            $ 17,220        $ 16,684        $ 12,709        $ 11,876         $ 9,787
Provision Charged to Expense                               1,275             625           4,926           1,000           2,800
Charge Offs:
  Real Estate                                                  0               1               0               0              45
  Agricultural                                                 5               0             149              94             218
  Commercial                                                 700             282             966             507             441
  Consumer                                                     7             175              78              68             177
  Credit Card                                                243             239              93              85              48
  Other                                                        0               0               0               0               0
-------------------------------------------------- -------------- --------------- --------------- --------------- ---------------
    Total Charge Offs                                        955             697           1,286             754             929
-------------------------------------------------- -------------- --------------- --------------- --------------- ---------------

Recoveries:
  Real Estate                                                  0             143               0              18               0
  Agricultural                                                26              17             141               0               2
  Commercial                                                 209             394             149             525             154
  Consumer                                                    32              25              34              14              53
  Credit Card                                                 31              29              11              30               9
  Other                                                        0               0               0               0               0
-------------------------------------------------- -------------- --------------- --------------- --------------- ---------------
    Total Recoveries                                         298             608             335             587             218
-------------------------------------------------- -------------- --------------- --------------- --------------- ---------------
Net Recoveries (Charge-Offs)                               (657)            (89)           (951)           (167)           (711)
-------------------------------------------------- -------------- --------------- --------------- --------------- ---------------
Less Reclassification Adjustment                           (111)               0               0               0               0
-------------------------------------------------- -------------- --------------- --------------- --------------- ---------------
Total Allowance for Loan Losses                         $ 17,727        $ 17,220        $ 16,684        $ 12,709        $ 11,876
================================================== ============== =============== =============== =============== ===============

Ratios:
Consolidated Allowance for Loan Losses to:
  Loans at Year End                                        2.04%           2.13%           2.39%           2.11%           2.39%
  Average Loans                                            2.15%           2.33%           2.62%           2.42%           2.60%

Consolidated Net Charge-Offs to:
  Loans at Year End                                        0.08%           0.01%           0.14%           0.03%           0.14%
  Average Loans                                            0.08%           0.01%           0.15%           0.03%           0.16%

For a description of the Company's policy regarding the Allowance for Loan Losses, see Note 1. in the Notes to the Consolidated Financial Statements of the 2004 Annual Report to Shareholders.



Allocation of the Allowance for Loan Losses

(dollars in thousands)                      Amount of Allowance Allocation at December 31,
                             ------------------------------------------------------------------------------
                                      2004            2003            2002            2001            2000
---------------------------- -------------- --------------- --------------- --------------- ---------------
Real Estate                        $ 5,136         $ 6,216         $ 4,718         $ 3,433         $ 2,730
Real Estate Construction               427           1,080             912             593             311
Home Equity                            170             471             450             210             145
Agricultural                         4,342           4,681           3,702           3,722           1,769
Commercial                           5,849           3,957           5,681           3,873           2,077
Consumer                               133             104             427             283             129
Other                                1,312             569             715             435              86
Unallocated                            358             142              79             160           4,629
---------------------------- -------------- --------------- --------------- --------------- ---------------
Total                              $17,727         $17,220         $16,684         $12,709         $11,876
============================ ============== =============== =============== =============== ===============

                                                   Percent of Loans in Each Category
                                                    to Total Loans at December 31,
                             ------------------------------------------------------------------------------
                                      2004            2003            2002            2001            2000
                             -------------- --------------- --------------- --------------- ---------------
Real Estate                          49.7%           47.8%           46.1%           46.8%           49.4%
Real Estate Construction              7.2%            9.5%            9.5%            8.2%            5.7%
Home Equity                           7.3%            6.9%            6.5%            3.7%            3.3%
Agricultural                         17.4%           16.7%           15.6%           18.4%           16.8%
Commercial                           16.4%           16.9%           19.4%           19.4%           19.9%
Consumer                              1.4%            1.5%            2.0%            2.8%            4.2%
Credit Card                           0.6%            0.6%            0.6%            0.5%            0.7%
Other                                 0.1%            0.1%            0.3%            0.2%            0.1%
---------------------------- -------------- --------------- --------------- --------------- ---------------
Total                               100.0%          100.0%          100.0%          100.0%          100.0%
============================ ============== =============== =============== =============== ===============

Farmers & Merchants Bancorp
Maturities and Rate Sensitivity of Loans
(in thousands)
The following table shows the maturity distribution and interest rate sensitivity of loans of the Company on December 31, 2004


                                                      Over One
                                                       Year to          Over
                                       One Year          Five           Five
                                       or Less          Years           Years           Total         Percent
-------------------------------- -------------- --------------- --------------- --------------- ---------------
Real Estate                            $32,122         $85,403        $314,221        $431,746          50.73%
Real Estate Construction                25,438          17,679          19,329          62,446           7.34%
Home Equity                                  2             452          63,328          63,782           7.49%
Agricultural                            94,966          48,861           7,175         151,002          17.74%
Commercial                              76,139          55,921          10,073         142,133          16.70%
-------------------------------- -------------- --------------- --------------- --------------- ---------------
  Total                               $228,667        $208,316        $414,126        $851,109         100.00%
================================ ============== =============== =============== =============== ===============


Rate Sensitivity:
  Predetermined Rate                   $19,036         $57,892        $122,239        $199,167          23.40%
  Floating Rate                        209,631         150,424         291,887         651,942          76.60%
-------------------------------- -------------- --------------- --------------- --------------- ---------------
  Total                               $228,667        $208,316        $414,126        $851,109         100.00%
================================ ============== =============== =============== =============== ===============
Percent                                 26.87%          24.48%          48.66%         100.00%
================================ ============== =============== =============== ===============


Commitments and Lines of Credit

It is not the policy of the Company to issue formal commitments or lines of credit except to a limited number of well-established and financially responsible local commercial and agricultural enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of letters of credit to facilitate the customer's particular business transactions. Commitment fees are generally not charged except where letters of credit are involved. For further discussion about commitments and contingencies, see Note 15 in the Company's 2004 Annual Report to Shareholders.

Farmers & Merchants Bancorp
Analysis of Certificates of Deposit
(In thousands)

The following table sets forth, by time remaining to maturity, the Company's time deposits in amounts of $100,000 or more for the periods indicated.

                                                                    December 31,
                                                                            2004
--------------------------------------------------------------------------
Time Deposits of $100,000 or More
  Three Months or Less                                           $110,896
  Over Three Months Through Six Months                             25,175
  Over Six Months Through Twelve Months                            22,329
  Over Twelve Months                                               15,150
--------------------------------------------------------------------------
     Total Time Deposits of $100,000 or More                     $173,550
==========================================================================
Refer to the Year-To-Date Average Balances and Rate Schedules for information on separate deposit categories.


Ratios

Refer to the Five Year Financial Summary of Operations located in the Farmers & Merchants Bancorp Annual Report to Shareholders for the year ending December 31, 2004 for calculations of Return on Average Equity (net of accumulated other comprehensive income), Return on Average Assets, Dividend Payout Ratio and Equity to Assets Ratio.


Short-Term Borrowings

Refer to Note 9 of the Farmers & Merchants Bancorp Annual Report to Shareholders for the year ending December 31, 2004.

Item 2. Properties
Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in eighteen locations in the Company's service area. Of the eighteen locations, fifteen are owned and three are leased. The expiration of these leases occurs between the years 2005 and 2010. See Note 15 to the Consolidated Financial Statements for more information concerning the Company's lease obligations.

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

There are no material proceedings adverse to the Company to which any director, officer or affiliate of the Company is a party.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities The common stock of Farmers & Merchants Bancorp is not widely held, is not listed on any exchange, nor is it included on the NASDAQ National Market or the NASDAQ Small Cap Market. However, trades may be reported on the OTC Bulletin Board under the symbol "FMCB.OB". Additionally, management is aware that there are private transactions in the Company's common stock.

The following table summarizes the actual high and low sale prices for the Company's common stock since the first quarter of 2003. These figures are based on activity posted on the OTC Bulletin Board and on private transactions between individual shareholders that are reported to the Company.

                  Calendar Quarter                     High              Low

         2004     Fourth quarter                     $455.00           $400.00
                  Third quarter                       425.00            375.00
                  Second quarter                      435.00            325.00
                  First quarter                       375.00            300.00

         2003     Fourth quarter                     $375.00           $300.00
                  Third quarter                       330.00            297.00
                  Second quarter                      305.00            225.00
                  First quarter                       285.71            250.00

As of March 4, 2005, there were approximately 1,352 shareholders of record of the Company's common stock.

Beginning in 1975 and continuing through 2004, the Company has issued a 5% stock dividend annually. For information regarding cash dividends declared, refer to Quarterly Financial Data which appears in the Farmers & Merchants Bancorp 2004 Annual Report to Shareholders, which is filed herewith as Exhibit 13 and which is incorporated herein by reference.

There are limitations under Delaware corporate law as to the amounts of dividends that may be paid by the Company. Additionally, if we decided to defer interest on our subordinated debentures, we would be prohibited from paying cash dividends on the Company's common stock. The Company is dependent on dividends paid by the Bank to fund its dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank under state and federal laws. See Item 1. Business - Supervision and Regulation.

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

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the fourth quarter of 2004.


                                                                   Number of Shares       Approximate Dollar Value
                                                    Average     Purchased as Part of a   of Shares that May Yet Be
                                   Number of       Price per      Publicly Announced      Purchased Under the Plan
     Fourth Quarter 2004            Shares           Share          Plan or Program              or Program
------------------------------- ---------------- -------------- ------------------------ ---------------------------
10/01/2004 - 10/31/2004                     625           $425                      625          $8,092,000
11/01/2004 - 11/30/2004                     360            425                      360           7,939,000
12/01/2004 - 12/31/2004                      91            425                       91           7,901,000
------------------------------- ---------------- -------------- ------------------------ ---------------------------
            Total                         1,076           $425                    1,076          $7,901,000

All of the above shares were repurchased in private transactions.

Item 6. Selected Financial Data
The selected financial data for the five years ended December 31, 2004, which appears in the Five-Year Financial Summary of the Company's 2004 Annual Report to Shareholders, which is filed herewith as Exhibit 13, and which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
See Management's Discussion and Analysis in the Company's 2004 Annual Report to Shareholders which is filed herewith as Exhibit 13, and which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis in the Company's 2004 Annual Report to Shareholders which is filed herewith as Exhibit 13 and which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
See Consolidated Financial Statements and the related Notes to Consolidated Financial Statements in the Company's 2004 Annual Report to Shareholders which is filed herewith as Exhibit 13, and which are incorporated herein by reference (see table below).

                           FARMERS & MERCHANTS BANCORP
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                  IN EXHIBIT 13

                                                                                           Page

Report of Management on Internal Control Over Financial Reporting                            2
Report of Independent Registered Public Accounting Firm                                      3
Consolidated Financial Statements
   Consolidated Statements of Income - Years ended December 31, 2004, 2003 and 2002          4
   Consolidated Balance Sheets - December 31, 2004 and 2003                                  5
   Consolidated Statements of Changes in Shareholders' Equity - Years ended December
    31, 2004, 2003 and 2002                                                                  6
   Consolidated Statements of Comprehensive Income.                                          7
   Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and
    2002                                                                                     8
Notes to Consolidated Financial Statements                                                   9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management's report on internal control over financial reporting is set forth on page 2 in the Company's 2004 Annual Report, which is included as Exhibit 13 to this report on Form 10-K, and is incorporated herein by reference. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent, registered public accounting firm, as stated in its report, which is set forth on page 3 in the Company's 2004 Annual Report which is included as Exhibit 13 to this report on Form 10-K, and is incorporated herein by reference.

Item 9B. Other Information
None

PART III

Item 10. Directors and Executive Officers of the Company
See "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference.

The Company has adopted a Code of Conduct which complies with the Code of Ethics requirements of the Securities and Exchange Commission. A copy of the Code of Conduct is posted on the Company's website. The Company intends to disclose promptly any amendment to, or waiver from any provision of, the Code of Conduct applicable to senior financial officers, and any waiver from any provision of the Code of Conduct applicable to Directors, on its website. The Company's website address is www.fmbonline.com.

Item 11. Executive Compensation
See "Compensation of Directors and Executive Officers," "Report of Personnel Committee of the Board of Directors on Executive Compensation," "Deferred Bonus Plan," "Profit Sharing Plan," "Defined Benefit Pension Plan", "Indexed Retirement Plan and Life Insurance Arrangements", "Employment Contracts and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference. The Company does not have any equity compensation plans which require disclosure under Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions
See "Employment Contracts and Termination of Employment and Change in Control Arrangements" and "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
See "Audit and Non-Audit Fees" in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) (1) Financial Statements. Incorporated herein by reference, are listed in Item 8 hereof. (2) Financial Statement Schedules. None

         (b)  See Index to Exhibits on Page 32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Farmers & Merchants Bancorp
                                                (Registrant)

                                          By   /s/ Stephen W. Haley
                                               ______________________________
Dated:  March 15, 2005                         Stephen W. Haley
                                               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2005.

/s/ Kent A. Steinwert
______________________________                    President and
Kent A. Steinwert                                 Chief Executive Officer
                                                 (Principal Executive Officer)

/s/ Stephen W. Haley
_____________________________                     Executive Vice President &
Stephen W. Haley                                  Chief Financial Officer
                                                 (Principal Accounting Officer)

/s/ Ole R. Mettler                              /s/ James E. Podesta
_____________________________                   _____________________________
Ole R. Mettler, Chairman                        James E. Podesta, Director

/s/ Stewart Adams, Jr.                          /s/ Kevin Sanguinetti
_____________________________                   _____________________________
Stewart Adams, Jr., Director                    Kevin Sanguinetti, Director

/s/ Ralph Burlington                            /s/ Harry C. Schumacher
_____________________________                   _____________________________
Ralph Burlington, Director                      Harry C. Schumacher, Director

/s/ Edward Corum, Jr.                           /s/ Calvin Suess
_____________________________                   _____________________________
Edward Corum, Jr., Director                     Calvin Suess, Director

/s/ Robert F. Hunnell                           /s/ Carl Wishek, Jr.
_____________________________                   _____________________________
Robert F. Hunnell, Director                     Carl Wishek, Jr., Director

     Index to Exhibits
     Exhibit No.                            Description

     2 Plan of Reorganization as filed on Form 8-K dated April 30, 1999, is incorporated herein by reference.

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

     10.8 Indexed Retirement Plan of Farmers & Merchants Bank of Central California adopted as of December, 2001, and implemented as of January 1, 2003, filed as Exhibit 10.8 to Registrant's 10-K for the year ended December 31, 2003, is incorporated herein by reference.

     10.9 Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed as
          Exhibit 10.9 to Registrant's 10-K for the year ended December 31,
          2004.

     10.10 Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Chris C. Nelson, filed as
          Exhibit 10.10 to Registrant's 10-K for the year ended December 31,
          2004.

     10.11 Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Deborah E. Hodkin, filed as
          Exhibit 10.11 to Registrant's 10-K for the year ended December 31,
          2004.

     10.12 Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Kenneth W. Smith, filed as
          Exhibit 10.12 to Registrant's 10-K for the year ended December 31,
          2004.

     10.13 Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Richard S. Erichson, filed as
          Exhibit 10.13 to Registrant's 10-K for the year ended December 31,
          2004.

     10.14 Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Stephen W. Haley, filed as
          Exhibit 10.14 to Registrant's 10-K for the year ended December 31,
          2004.

     13 Annual Report to Shareholders of Farmers & Merchants Bancorp for the year ended December 31, 2004.

     14 Code of Conduct of Farmers & Merchants Bancorp, filed as Exhibit 14 to Registrant's 10-K for the year ended December 31, 2003, is incorporated herein by reference.

     18   Letter regarding change in accounting principle.

     21 Subsidiaries of the Registrant, filed as Exhibit 21 to Registrant's 10-K for the year ended December 31, 2003, is incorporated herein by reference.

     31(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31(b) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.