Form 10-Q
period 2005-03-31
FARMERS & MERCHANTS BANCORP
filed 2005-05-09
CIK 1085913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                       or

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

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 792,709 as of April 29, 2004.

                           FARMERS & MERCHANTS BANCORP


                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I. - FINANCIAL INFORMATION                                           Page

Item 1 - Financial Statements

         Consolidated Balance Sheets as of March 31, 2005,
         December 31, 2004 and March 31, 2004.                              4

         Consolidated Statements of Income for the Three Months
         Ended March 31, 2005 and 2004.                                     5

         Consolidated Statements of Comprehensive Income for the Three
         Months Ended March 31, 2005 and 2004.                              6

         Consolidated Statement of Changes in Shareholders' Equity for
         the Three Months Ended March 31, 2005 and 2004.                    7

         Consolidated Statement of Cash Flows for the Three
         Months Ended March 31, 2005 and 2004.                              8

         Notes to Unaudited Consolidated Financial Statements               9

Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        25

Item 4 - Controls and Procedures                                           29


PART II. - OTHER INFORMATION                                               29
           -----------------

Item 1 - Legal Proceedings                                                 29

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       29

Item 3 - Defaults Upon Senior Securities                                   30

Item 4 - Submission of Matters to a Vote of Security Holders               30

Item 5 - Other Information                                                 30

Item 6 - Exhibits                                                          30

Signatures                                                                 31

Index to Exhibits                                                          32

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
-------------------------------------------------------------- ------------- -------------- ---------------
(in thousands)                                                    March 31,    December 31,     March 31,
                                                                    2005          2004            2004
Assets                                                           (Unaudited)                   (Unaudited)
-------------------------------------------------------------- ------------- -------------- ---------------
Cash and Cash Equivalents:
  Cash and Due From                                                 $32,566        $32,170         $34,764
  Federal Funds Sold                                                  2,700              0           2,900
-------------------------------------------------------------- ------------- -------------- ---------------
    Total Cash and Cash Equivalents                                  35,266         32,170          37,664

Investment Securities:
  Available-for Sale                                                162,763        185,488         210,330
  Held-to-Maturity                                                  113,145         89,952          35,981
-------------------------------------------------------------- ------------- -------------- ---------------
    Total Investment Securities                                     275,908        275,440         246,311
-------------------------------------------------------------- ------------- -------------- ---------------

Loans                                                               859,066        869,082         799,034
  Less: Unearned Income                                              (2,234)        (2,174)         (1,929)
  Less: Allowance for Loan Losses                                   (17,758)       (17,727)        (17,564)
-------------------------------------------------------------- ------------- -------------- ---------------
    Loans, Net                                                      839,074        849,181         779,541
-------------------------------------------------------------- ------------- -------------- ---------------
Land, Buildings & Equipment                                          14,913         14,971          11,130
Bank Owned Life Insurance                                            35,606         35,235          34,073
Interest Receivable and Other Assets                                 20,811         19,298          12,842
-------------------------------------------------------------- ------------- -------------- ---------------
    Total Assets                                                 $1,221,578     $1,226,295      $1,121,561
============================================================== ============= ============== ===============

Liabilities & Shareholders' Equity
-------------------------------------------------------------- ------------- -------------- ---------------
Deposits:
  Demand                                                           $247,812       $273,799        $217,328
  Interest Bearing Transaction                                      114,049        108,213          93,655
  Savings                                                           313,099        301,225         279,263
  Time Deposits                                                     355,049        318,873         316,346
-------------------------------------------------------------- ------------- -------------- ---------------
    Total Deposits                                                1,030,009      1,002,110         906,592
-------------------------------------------------------------- ------------- -------------- ---------------

FHLB Borrowings                                                      40,878         80,889          80,918
Subordinated Debentures                                              10,310         10,310          10,310
Other Liabilities                                                    20,936         16,439          10,278
-------------------------------------------------------------- ------------- -------------- ---------------
    Total Liabilities                                             1,102,133      1,109,748       1,008,098
-------------------------------------------------------------- ------------- -------------- ---------------

Shareholders' Equity
  Common Stock                                                            8              8               8
  Additional Paid In Capital                                         82,231         82,237          71,560
  Retained Earnings                                                  39,763         35,332          41,551
  Accumulated Other Comprehensive (Loss) Income                      (2,557)        (1,030)            344
-------------------------------------------------------------- ------------- -------------- ---------------
    Total Shareholders' Equity                                      119,445        116,547         113,463
-------------------------------------------------------------- ------------- -------------- ---------------
    Total Liabilities & Shareholders' Equity                     $1,221,578     $1,226,295      $1,121,561
============================================================== ============= ============== ===============

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Income  (Unaudited)
--------------------------------------------------------------------------------- ------------
(in thousands)                                                              Three Months
                                                                           Ended March 31,
                                                                          2005         2004
--------------------------------------------------------------------- ----------- ------------
Interest Income
  Interest & Fees on Loans                                               $13,436      $11,673
  Federal Funds Sold                                                          42           52
  Securities:
      Taxable                                                              1,895        1,726
      Non-taxable                                                            720          594
--------------------------------------------------------------------- ----------- ------------
      Total Interest Income                                               16,093       14,045
--------------------------------------------------------------------- ----------- ------------
Interest Expense
  Interest Bearing Transaction                                                19           14
  Savings                                                                    326          256
  Time Deposits                                                            1,655        1,322
   Interest on Borrowed Funds                                                589          716
   Interest on Subordinated Debentures                                       140          105
--------------------------------------------------------------------- ----------- ------------
      Total Interest Expense                                               2,729        2,413
--------------------------------------------------------------------- ----------- ------------

Net Interest Income                                                       13,364       11,632
Provision for Loan Losses                                                    -            375
--------------------------------------------------------------------- ----------- ------------
Net Interest Income After Provision for Loan Losses                       13,364       11,257
--------------------------------------------------------------------- ----------- ------------

Non-Interest Income
  Service Charges on Deposit Accounts                                      1,034        1,189
  Net Gain on Sale of Investment Securities                                  161          641
  Credit Card Merchant Fees                                                  460          384
  Increase in Cash Surrender Value of Life Insurance                         371          420
  Other                                                                      876          910
--------------------------------------------------------------------- ----------- ------------
      Total Non-Interest Income                                            2,902        3,544
--------------------------------------------------------------------- ----------- ------------

Non-Interest Expense
  Salaries & Employee Benefits                                             6,305        6,053
  Occupancy                                                                  530          459
  Equipment                                                                  475          440
  Credit Card Collection Assessment                                          319          251
  Other Operating                                                          1,670        1,495
--------------------------------------------------------------------- ----------- ------------
      Total Non-Interest Expense                                           9,299        8,698
--------------------------------------------------------------------- ----------- ------------

Net Income Before Taxes                                                    6,967        6,103
Provision for Income Taxes                                                 2,536        2,201
--------------------------------------------------------------------- ----------- ------------
    Net Income                                                            $4,431       $3,902
===================================================================== =========== ============
Earnings Per Share                                                        $ 5.59       $ 4.88
===================================================================== =========== ============

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Comprehensive Income  (Unaudited)
--------------------------------------------------------------------------------------- ---------- -----------
(in thousands)                                                                            For Three Months
                                                                                           Ended March 31,
                                                                                          2005        2004
--------------------------------------------------------------------------------------- ---------- -----------
    Net Income                                                                           $4,431      $3,902

    Other Comprehensive (Loss)Income -

       Unrealized Gains on Derivative Instruments:
          Unrealized holding gains arising during the period, net
          of income tax effects of $0 and $75 for the quarters ended
          March 31, 2005 and 2004, respectively.                                            -           104

          Less: Reclassification adjustment for realized gains included in net income, net of related income tax effects of $(3) and $(32) for the
          quarters ended March 31, 2005 and 2004, respectively.                              (4)        (44)

       Unrealized Gains (Losses) on Securities:
          Unrealized holding gains (losses) arising during the period, net of income tax effects of $(1,098) and $882 for the quarters ended March 31, 2005
          and 2004, respectively.                                                        (1,513)      1,215

          Less: Reclassification adjustment for realized gains included in net income, net of related income tax effects of $(7) and $(269) for the
          quarters ended March 31, 2005 and 2004, respectively.                             (10)       (372)

--------------------------------------------------------------------------------------- ---------- -----------
              Total Other Comprehensive (Loss)Income                                     (1,527)         903
--------------------------------------------------------------------------------------- ---------- -----------
      Comprehensive Income                                                               $2,904       $4,805
======================================================================================= ========== ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
----------------------------------------------------------------------------------- ---------------- --------------
(in thousands except share data)                                                      Accumulated
                                        Common                Additional                 Other           Total
                                        Shares      Common     Paid-In    Retained   Comprehensive   Shareholders'
                                      Outstanding    Stock     Capital    Earnings      Income          Equity
------------------------------------- ------------ ---------- ----------- --------- ---------------- --------------
Balance, December 31, 2003                763,274     $    8    $ 72,506   $37,650    $     (559)     $  109,605
===================================== ============ ========== =========== ========= ================ ==============
Net Income                                                 -         -       3,902           -             3,902
Redemption of Stock                        (2,632)         -        (946)       (1)          -              (947)
Unrealized Gains on
  Derivitive Instruments                                                                      60              60
Changes in Net Unrealized Gain
 (Loss)on Securities Available for Sale                    -           -         -           843             843
------------------------------------- ------------ ---------- ----------- --------- ---------------- --------------
Balance, March 31, 2004                   760,642     $    8    $ 71,560   $41,551    $      344      $  113,463
===================================== ============ ========== =========== ========= ================ ==============


Balance, December 31, 2004                792,722     $    8    $ 82,237   $35,332    $   (1,030)     $  116,547
===================================== ============ ========== =========== ========= ================ ==============
Net Income                                                 -         -       4,431           -             4,431
Redemption of Stock                           (13)         -        (6)        -             -                (6)
Unrealized Gains on
  Derivitive Instruments                                                                      (4)             (4)
Changes in Net Unrealized Gain
 (Loss)on Securities Available for Sale                    -         -         -          (1,523)         (1,523)
------------------------------------- ------------ ---------- ----------- --------- ---------------- --------------
Balance, March 31, 2005                   792,709     $    8    $ 82,231   $39,763    $   (2,557)     $  119,445
===================================== ============ ========== =========== ========= ================ ==============

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statement of Cash Flows (Unaudited)                                          Three Months Ended
------------------------------------------------------------------------------------- ----------------------------
(in thousands)                                                                          Mar. 31        Mar. 31
                                                                                          2005          2004
----- ------------------------------------------------------------------------------- ------------- --------------
Operating Activities:
 Net Income                                                                                 $4,431         $3,902
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Provision for Loan Losses                                                                 -              375
     Depreciation and Amortization                                                             365            389
     Provision for Deferred Income Taxes                                                       -             (180)
     Net Amortization of Investment Security Premium & Discounts                               158            344
     Net Gain on Sale of Investment Securities                                                (161)          (641)
     Net Decrease in Interest Receivable and Other Assets                                   (9,410)         3,213
     Net (Decrease) Increase in Interest Payable and Other Liabilities                       4,497         (1,095)
------------------------------------------------------------------------------------- ------------- --------------
      Net Cash (Used) Provided by Operating Activities                                        (120)         6,307

Investing Activities:
  Securities Available-for-Sale:
    Purchased                                                                              (10,398)       (36,981)
    Sold, Matured or Called                                                                 30,796         51,700
  Securities Held-to-Maturity:
    Purchased                                                                              (18,258)           -
    Matured or Called                                                                        3,394          2,092
  Net Increase in Loans                                                                     10,031          9,740
  Principal Collected on Loans Previously Charged Off                                           76             30
  Net Additions to Premises and Equipment                                                     (307)          (310)
------------------------------------------------------------------------------------- ------------- --------------
      Net Cash Provided by Investing Activities                                             15,334         26,271

Financing Activities:
  Net Decrease in Demand, Interest-Bearing Transaction,
      and Savings Accounts                                                                  (8,277)        (5,639)
  Increase in Time Deposits                                                                 36,176          7,882
  Net Decrease in Federal Funds Purchased                                                      -           (1,000)
  Net Increase (Decrease) in Federal Home Loan Bank Advances
      Advances                                                                             (40,000)       (31,000)
      Paydowns                                                                                 (11)           (10)
  Stock Redemption                                                                              (6)          (947)
------------------------------------------------------------------------------------- ------------- --------------
      Net Cash Used by Financing Activities                                                (12,118)       (30,714)

Increase (Decrease) in Cash and Cash Equivalents                                             3,096          1,864

Cash and Cash Equivalents at Beginning of Year                                              32,170         35,800
------------------------------------------------------------------------------------- ------------- --------------
Cash and Cash Equivalents as of March 31, 2005 and March 31, 2004                          $35,266        $37,664
===================================================================================== ============= ==============

The accompanying notes are an integral part of these unaudited consolidated financial statements

                           FARMERS & MERCHANTS BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
          For the three months ended March 31, 2005 and March 31, 2004

1. Significant Accounting Policies
Farmers & Merchants Bancorp (the Company) was organized March 10, 1999. Primary operations are related to traditional banking activities through its subsidiary Farmers & Merchants Bank of Central California (the Bank) which was established in 1916. The Bank's wholly owned subsidiaries include Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank. Farmers & Merchants Investment Corporation has been dormant since 1991. Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank. In December 2003, the Company formed a wholly owned subsidiary, FMCB Statutory Trust I. FMCB Statutory Trust I is a non-consolidated subsidiary per generally accepted accounting principles (GAAP), and was formed for the sole purpose of issuing Trust Preferred Securities. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 2004 Annual Report to Shareholders on Form 10-K.

The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank's wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant intercompany transactions have been eliminated in consolidation. The results of operations for the three-month period ended March 31, 2005 may not necessarily be indicative of the operating results for the full year 2005.

Management has determined that since all of the commercial banking products and services offered by the Company are available in each branch of the bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Certain amounts in the prior years' financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation. These reclassifications have no effect on previously reported income.

Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company has defined cash and cash equivalents as those amounts included in the balance sheet captions Cash and Due from Banks, Federal Funds Sold and Securities Purchased Under Agreements to Resell. Generally, these transactions are for one-day periods. For these instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities
Investment securities are classified at the time of purchase as held-to-maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount using a level yield of interest over the estimated remaining period until maturity. Losses, reflecting a decline in value judged by the Company to be other than temporary, are recognized in the period in which they become probable.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the recorded amount of the loan in the Consolidated Balance Sheets is based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the observable or estimated market price of the loan or on the fair value of the collateral if the loan is collateral dependent. Impaired loans are placed on a non-accrual status with income reported accordingly. Cash payments are first applied as a reduction of the principal balance until collection of the remaining principal and interest can be reasonably assured. Thereafter, interest income is recognized as it is collected in cash.

Allowance for Loan Losses
As a financial institution which assumes lending and credit risks as a principal element in its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the allowance for loan losses is maintained at a level considered adequate by management to provide for losses that are inherent in the portfolio. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off and reduced by charge-offs. Management employs a systematic methodology for determining the allowance for loan losses. On a quarterly basis, management reviews the credit quality of the loan portfolio and considers many factors in determining the adequacy of the allowance at the balance sheet date.

The factors evaluated in connection with the allowance may include existing general economic and business conditions affecting the key lending areas of the Company, current levels of problem loans and delinquencies, credit quality trends, collateral values, loan volumes and concentration, seasoning of the loan portfolio, specific industry conditions, recent loss experience, duration of the current business cycle, bank regulatory examination results and findings of the Company's internal credit examiners.

The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans, which are discussed more fully in Note 4 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.

While the Company utilizes a systematic methodology in determining its allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. The estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become probable.

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

This EITF describes a model involving three steps: (1) determine whether an investment is impaired; (2) determine whether the impairment is other-than-temporary; and (3) recognize the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. The EITF's impairment accounting guidance was effective for reporting periods beginning after June 15, 2004. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.

The adoption of this EITF did not have a material impact on the Company's consolidated financial statements. At March 31, 2005, management believed the impairments described above are temporary and, accordingly, no impairment loss has been recognized in the Company's consolidated statement of income.

Additionally, the Financial Accounting Standards Board (FASB) staff has indicated that the FASB will likely delay until 2005 the finalization of FASB Staff Position No. EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, `The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments'" (EITF 03-1). It is expected that the FASB will be taking a "fresh look" at accounting for marketable securities and the meaning of other-than-temporary impairment, and thus will reconsider EITF 03-1 in its entirety. Accordingly, FSP No. EITF 03-1-a was not issued before the end of 2004.

On March 16, 2005 the FASB agreed to discuss a joint impairment convergence project with the International Accounting Standards Board (IASB). This discussion will take place on April 21, 2005. Other than this agreement to discuss the project, there have been no new developments toward resolving EITF 03-1 and we continue to rely on pre-03-1 guidance when dealing with other than temporary impairment.

3. Interim-Period Disclosure of Employee Benefit Plans

Components of Net Periodic Pension Cost:

Three months ended March 31                       Pension Benefits
                                         -----------------------------------
(in thousands)                               2005                  2004
                                         --------------        -------------
Service cost                                $  13                 $ 12
Interest cost                                  65                   64
Expected return on assets                     (29)                 (57)
Amortization of (gain)/loss                   237                  126
Amortization of prior service cost              0                    0
Amortization of transition obligation           0                    0
                                         --------------        -------------
Net periodic pension cost                    $286                 $145
                                         ==============        =============

See Note 12 to the Consolidated Financial Statements in the Company's 2004 Annual Report to Shareholders for a discussion regarding the Company's intent to terminate the Defined Benefit Pension Plan during 2005.

Employer Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1.6 million to its Pension Plan in 2005. As of March 31, 2005, $0 has been contributed to the Plan. The Company still expects to contribute at least $1.6 million to the Plan in 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This quarterly report contains various forward-looking statements, usually containing the words "estimate," "project," "expect," "objective," "goal," or similar expressions and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe-harbor" provisions of the private Securities Litigation Reform Act, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

Introduction

Farmers & Merchants Bancorp is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California was formed in 1916. The Bank services the northern Central Valley of California with 18 banking offices. The service area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock and Hilmar. Substantially all of the Company's business activities are conducted within its market area.

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is a California state-chartered bank subject to the regulation and examination of the California Department of Financial Institutions. Since August 1, 1940, the Bank has also been a member of the Federal Reserve System and the FRB has served as its primary Federal regulator. However, at a meeting of the Board of Directors of the Bank on April 5, 2005, the Board decided to withdraw from membership in the Federal Reserve System. The Bank received the FRB's approval for this action on April 18, 2005. As a result, the Bank's primary federal regulator will now be the Federal Deposit Insurance Corporation. The FRB will continue to regulate and examine the Company but not the Bank. Management and the Board believe that this change will not have any operating or financial impact on the Company or the Bank.

This section should be read in conjunction with the consolidated financial statements and the notes thereto, along with other financial information included in this report.

Overview
The Company's primary service area encompasses the northern Central Valley of California, a region that is impacted by the seasonal needs of the agricultural industry. Accordingly, discussion of the Company's Financial Condition and Results of Operations is influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in fall and winter as crops are harvested and sold).

For the three months ended March 31, 2005, Farmers & Merchants Bancorp reported net income of $4,431,000, earnings per share of $5.59 and return on average assets of 1.46%. Return on average shareholders' equity was 15.04% for the three months ended March 31, 2005. For the three months ended March 31, 2004, net income totaled $3,902,000, earnings per share was $4.88 and return on average assets was 1.38%. Return on average shareholders' equity for the three months ended March 31, 2004 was 14.07%.

The Company's improved earnings performance in the first quarter of 2005 when compared to the same period last year was due primarily to a combination of (1) growth in earning assets; (2) an improvement in the net interest margin due to rising interest rates; and (3) a reduction in the provision for loan losses.

The following is a summary of the financial results for the three-month period ended March 31, 2005 compared to March 31, 2004.

o Net income increased 13.6% to $4.4 million from $3.9 million.

o Earnings per share increased 14.6% to $5.59 from $4.88.

o Net interest income increased 14.9% to $13.4 million from $11.6 million.

o Total assets increased 8.9% to $1.2 billion.

o Gross loans increased 7.5% to $859.1 million.

o Total deposits increased 13.6% to $1.0 billion.

o Total shareholders' equity increased 5.3% to $119.4 million.

Results of Operations

Net Interest Income
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ending March 31, 2005 and 2004.

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

Net interest income is the amount by which the interest and fees on loans and other interest earning assets exceed the interest paid on interest bearing sources of funds. For the purpose of analysis, the interest earned on tax-exempt bonds and municipal loans is adjusted to an amount comparable to interest subject to normal income taxes. This adjustment is referred to as "taxable equivalent" and is noted wherever applicable. Interest income and expense are affected by changes in the volume and mix of average interest earning assets and average interest bearing liabilities, as well as fluctuations in interest rates. Therefore, increases or decreases in net interest income are analyzed as changes in volume, changes in rate/yield and changes in the mix of assets and liabilities.

The Company's earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix.

Net interest income increased 14.9% to $13.4 million during the first three months of 2005, compared to $11.6 million at March 31, 2004. On a fully taxable equivalent basis, net interest income increased 15.1% and totaled $13.7 million at March 31, 2005, compared to $11.9 million for the first three months of 2004. As reported in previous quarters, a significant reason for the increase in net interest income during the first three months of 2005 when compared to the same period last year was an improvement in the volume and mix (as reflected by an increase in loans as a percentage of average earning assets) of earning assets. However, as a result of the FRB having increased short-term market interest rates by 175 basis points since June 2004, the Company's net interest income has also started to benefit from an increase in the rate on earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the first quarter of 2005, the Company's net interest margin was 4.93% compared to 4.55% in 2004. This is the fourth quarter in a row that the Company's net interest margin has increased over the same period in the prior year. The Company's yield on earning assets has begun to improve as a result of recent increases in short-term market interest rates as mentioned above. As a result, the Company has increased its prime rate by 175 basis points to 5.75%. Should market interest rates continue to rise, the Company's net interest margin is expected to continue to improve. For further discussion see Market Risk - Interest Rate Risk under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                           Three Months Ended March 31,          Three Months Ended March 31,
                                                                      2005                                   2004
Assets                                                    Balance    Interest     Rate        Balance      Interest      Rate
-------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                        $ 6,837       $ 42      2.49%      $ 20,585      $    52       1.02%
Investment Securities Available-for-Sale
  U.S. Treasuries                                               0          0      0.00%             0            0       0.00%
  U.S. Agencies                                            68,979        620      3.65%        63,061          577       3.71%
  Municipals - Taxable                                        327          5      6.20%         1,089           17       6.33%
  Municipals - Non-Taxable                                 16,532        259      6.35%        24,021          343       5.79%
  Mortgage Backed Securities                               84,223        832      4.01%       113,393        1,016       3.63%
  Other                                                     5,068         64      5.12%         7,867          111       5.72%
-------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale        175,129      1,780      4.12%       209,431        2,064       4.00%
-------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                               0          0      0.00%             0            0       0.00%
  U.S. Agencies                                            20,782        243      4.74%             0            0       0.00%
  Municipals - Taxable                                          0          0      0.00%             0            0       0.00%
  Municipals - Non-Taxable                                 56,408        876      6.30%        36,301          590       6.59%
  Mortgage Backed Securities                               13,180        126      3.88%             0            0       0.00%
  Other                                                       294          6      8.28%           372            5       5.45%
-------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity           90,664      1,251      5.60%        36,673          595       6.58%
-------------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                             494,307      7,713      6.33%       459,385        7,179       6.29%
  Home Equity                                              63,301        881      5.64%        55,201          637       4.64%
  Agricultural                                            128,835      1,971      6.20%       124,139        1,574       5.10%
  Commercial                                              155,550      2,470      6.44%       133,283        1,884       5.69%
  Consumer                                                 12,248        266      8.81%        11,439          275       9.67%
  Credit Card                                               4,896        124     10.27%         4,552          112       9.90%
  Municipal                                                   982         11      4.54%         1,096           12       4.40%
-------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                           860,119     13,436      6.34%       789,095       11,673       5.95%
-------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                1,132,749    $16,509      5.91%     1,055,784      $14,384       5.48%
                                                                  =====================               =========================

Unrealized Gain/(Loss) on Securities Available-for-Sal       (602)                              2,832
Allowance for Loan Losses                                 (17,793)                            (17,382)
Cash and Due From Banks                                    33,253                              31,471
All Other Assets                                           68,348                              60,139
------------------------------------------------------------------                       -------------
    Total Assets                                       $1,215,955                          $1,132,844
==================================================================                       =============

Liabilities & Shareholders' Equity
Interest Bearing Deposits
  Interest Bearing DDA                                   $112,691       $ 19      0.07%       $94,147         $ 14       0.06%
  Savings                                                 308,034        326      0.43%       277,378          256       0.37%
  Time Deposits                                           349,749      1,655      1.92%       313,344        1,322       1.70%
-------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                       770,474      2,000      1.05%       684,869        1,592       0.93%
Other Borrowed Funds                                       47,718        589      5.01%        98,766          716       2.92%
Subordinated Debentures                                    10,310        140      5.51%        10,310          105       4.10%
-------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                    828,502    $ 2,729      1.34%       793,945      $ 2,413       1.22%
                                                                  =====================               =========================
Interest Rate Spread                                                              4.57%                                  4.26%
Demand Deposits (Non-Interest Bearing)                    256,695                             217,893
All Other Liabilities                                      12,933                              10,066
------------------------------------------------------------------                       -------------
    Total Liabilities                                   1,098,130                           1,021,904

Shareholders' Equity                                      117,825                             110,940
------------------------------------------------------------------                       -------------
    Total Liabilities & Shareholders' Equity           $1,215,955                          $1,132,844
==================================================================                       =============
Impact of Non-Interest Bearing Deposits and Other Liabilities                     0.36%                                   0.30%
Net Interest Income and Margin on Total Earning Assets                 13,780     4.93%                      11,971       4.56%
Tax Equivalent Adjustment                                                (416)                                 (339)
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                   $13,364     4.78%                    $11,632        4.43%
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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)

(in thousands)                                                          Three Months Ended
                                                               Mar.31, 2005 compared to Mar. 31, 2004
Interest Earning Assets                                          Volume        Rate         Net Chg.
----------------------------------------------------------- ------------- ------------ --------------
Federal Funds Sold                                               $  (194)         184      $    (10)
Investment Securities Available for Sale
  U.S. Treasuries                                                      0            0             0
  U.S. Agencies                                                      106          (63)           43
  Municipals - Taxable                                               (11)          (1)          (12)
  Municipals - Non-Taxable                                          (270)         186           (84)
  Mortgage Backed Securities                                        (735)         551          (184)
  Other                                                              (36)         (11)          (47)
----------------------------------------------------------- ------------- ------------ --------------
    Total Investment Securities Available for Sale                  (946)         662          (284)
----------------------------------------------------------- ------------- ------------ --------------

Investment Securities Held to Maturity
  U.S. Treasuries                                                      0           0              0
  U.S. Agencies                                                      121         122            243
  Municipals - Taxable                                                 0           0              0
  Municipals - Non-Taxable                                           461        (175)           286
  Mortgage Backed Securities                                          63          63            126
  Other                                                               (6)          7              1
----------------------------------------------------------- ------------- ------------ --------------
    Total Investment Securities Held to Maturity                     639          17            656
----------------------------------------------------------- ------------- ------------ --------------

Loans:
  Real Estate                                                        490          44            534
  Home Equity                                                         99         145            244
  Agricultural                                                        59         338            397
  Commercial                                                         327         259            586
  Installment                                                         83         (92)            (9)
  Credit Card                                                          8           4             12
  Other                                                               (3)          2             (1)
----------------------------------------------------------- ------------- ------------ --------------
    Total Loans                                                    1,063         700          1,763
----------------------------------------------------------- ------------- ------------ --------------
    Total Earning Assets                                             562       1,563          2,125
----------------------------------------------------------- ------------- ------------ --------------

Interest Bearing Liabilities
Interest Bearing Deposits:
  Transaction                                                          3           2              5
  Savings                                                             29          41             70
  Time Deposits                                                      157         176            333
----------------------------------------------------------- ------------- ------------ --------------
    Total Interest Bearing Deposits                                  189         219            408
Other Borrowed Funds                                              (1,783)      1,656           (127)
Subordinated Debentures                                                0          35             35
----------------------------------------------------------- ------------- ------------ --------------
    Total Interest Bearing Liabilities                            (1,594)      1,910            316
----------------------------------------------------------- ------------- ------------ --------------
Total Change                                                      $2,156      $ (347)       $ 1,809
=========================================================== ============= ============ ==============

Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change." The above figures have been rounded to the nearest whole number.

Loans, generally the Company's largest yielding asset, increased $60.0 million as of March 31, 2005 compared to March 31, 2004. On an average balance basis, loans increased by $71.0 million for the three months ended March 31, 2005. The yield on the loan portfolio increased 40 basis points to 6.35% for the three months ended March 31, 2005 compared to 5.95% for the three months ended March 31, 2004. This increase in yield and volume resulted in interest revenue from loans increasing 15.1% to $13.4 million for the first three months of 2005.

The investment portfolio is the other main component of the Company's earning assets. In management's opinion the Company's investment policy is conservative. The Company invests primarily in mortgage-backed securities, U.S. Treasuries, U.S. Government Agencies, and high-grade municipals. Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is generally less than that of loans.

Average investment securities increased $19.6 million at March 31, 2005. The average yield, on a taxable equivalent basis, in the investment portfolio was 4.63% in 2005 compared to 4.38% in 2004, partially due to an increase in the mix of longer term, higher yielding municipal securities. The increase in the volume and yield on investment securities resulted in an increase in interest income of $372,000, or 14.0%, for the three months ended March 31, 2005. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Since the first quarter of 2004, the Company has grown average interest-bearing sources of funds by $34.6 million or 4.4%. The increase was driven by lower cost savings and interest bearing DDA deposits, which grew $49.2 million. All other interest bearing sources of funds (including FHLB Advances) decreased by $14.6 million (see Deposits). Overall, the average interest rate on interest-bearing sources of funds was 1.34% for the three months ended March 31, 2005 and 1.22% for the three months ended March 31, 2004. The increase in the volume and rate on interest-bearing sources of funds resulted in an increase in interest expense of $316,000, or 13.1%, for the three months ended March 31, 2005.

Allowance and Provision for Loan Losses
As a financial institution that assumes lending and credit risks as a principal element of its business, some level of credit losses will be experienced in the normal course of business. The Company manages and controls credit risk through credit management policies and procedures, underwriting and approval standards, dollar limits on loans to one borrower and by restricting loans made primarily to its principal market area where management believes it is better able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company's credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. Management actively monitors the existing portfolio and reports regularly to the Board of Directors regarding trends and conditions in the loan portfolio and regularly conducts credit reviews of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight.

The allowance for loan losses is established to absorb losses inherent in the portfolio. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for losses that are inherent in the loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. In determining the adequacy of the allowance for loan losses, management takes into consideration many factors including:

existing general economic and business conditions affecting the key lending areas of the Company, current levels of problem loans and delinquencies, credit quality trends, collateral values, loan volumes and concentration, seasoning of the loan portfolio, specific industry conditions, recent loss experience, duration of the current business cycle, bank regulatory examination results and findings of the Company's internal credit examiners. The allowance is based on estimates and ultimate losses may vary from the current estimates. Management reviews these estimates periodically and, when adjustments are necessary, they are reported in the period in which they become known.

After reviewing the above factors, management concluded that, due to the improvement in non-performing assets (see Non-Performing Assets) from $2.6 million at March 31, 2004 to $510,000 at March 31, 2005, no provision for loan losses was necessary during the first quarter of 2005 and the allowance for loan losses as of March 31, 2005 was adequate. The provision for loan losses for the first quarter of 2004 was $375,000.

As of March 31, 2005, the allowance for loan losses was $17.7 million, which represents 2.1% of the total loan balances. As of March 31, 2004 the allowance was $17.6 million or 2.2% of total loans. The following table illustrates the change in the allowance for the first three months of 2005 and 2004.

Allowance for Loan Losses (in thousands)
Balance, December 31, 2004
                                                 $  17,727
Provision Charged to Expense                             0
Recoveries of Loans Previously Charged Off              76
Loans Charged Off                                      (45)
============================================================
Balance, March 31, 2005                          $  17,758
============================================================

Balance, December 31, 2003                       $  17,220
Provision Charged to Expense                           375
Recoveries of Loans Previously Charged Off              31
Loans Charged Off                                      (62)
============================================================
Balance, March 31, 2004                          $  17,564
============================================================

Non-Interest Income
Overall, non-interest income decreased $642,000 or 18.0% for the three months ended March 31, 2005 compared to the same period of 2004. Most of the decrease occurred in gain on sale of investment securities, which was $480,000 less for the first three months of 2005 as compared to the first three months of 2004. During the first three months of 2004 the Company took advantage of a decline in interest rates by selling approximately $29.8 million in investment securities for a gain.

The remaining decrease in non-interest income occurred in service charges on deposit accounts due to: (1) the conversion of certain deposit customers to a newly offered high performance checking product that does not have a monthly service charge; (2) increasing interest rates which reduced service charges for those commercial customers on business account analysis; and (3) a decrease in fees generated from money service business relationships as a result of the Company's strategic decision to exit this product line.

Non-Interest Expense
Overall, non-interest expense increased $601,000 or 6.9% for the first three months of 2005 compared to the first three months of 2004, primarily as a result of a $475,000 increase in Pension Plan expense related to the Company's decision to terminate its Defined Benefit Pension Plan during 2005. This increased level of Pension Plan expense will continue until the plan is terminated during the fourth quarter of 2005. Refer to Note 12 of the Consolidated Financial Statements in the Company's 2004 Annual Report to Shareholders for more information. Another factor impacting non-interest expense was the introduction of a new high performance checking product and the associated direct mail and other ancillary expenses incurred to promote this product.

Provision for Income Taxes
The provision for income taxes increased 15.2% to $2.5 million for the first three months of 2005. The Company's effective tax rate increased to 36.40% for the first three months of 2005 compared to 36.06% for the same period in 2004.

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

The investment portfolio provides the Company with an income alternative to loans. As of March 31, 2005 the investment portfolio represented 22.6% of the Company's total assets. Total investment securities increased $29.6 million from a year ago and now total $275.9 million. Beginning in the fourth quarter of 2004, the Company's asset and liability management strategy called for increasing the size of the Company's longer-term municipal security portfolio. These balances have increased $30.7 million since March 31, 2004. This strategy is intended to provide the Company, which is asset-sensitive, with some protection in the event of a drop in interest rates. For further discussion see Market Risk - Interest Rate Risk under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the three months ended March 31, 2005, average Federal Funds Sold was $6.8 million compared to $20.6 million in 2004.

Loans
The Company's loan portfolio at March 31, 2005 increased $60.0 million from March 31, 2004. The increase was due to strong loan demand in the Company's market area, along with an aggressive calling program on high quality loan prospects. Additionally, on an average balance basis loans have increased $71.0 million or 9.0%. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:

(in thousands)                                     March 31, 2005         Dec. 31, 2004             March 31, 2004
---------------------------------------- ------------------------- ---------------------- -------------------------
Real Estate                                            $  444,529               $431,746                  $407,475
Real Estate Construction                                   54,468                 62,446                    65,598
Home Equity                                                61,720                 63,782                    54,805
Agricultural                                              125,115                151,002                   124,679
Commercial                                                154,756                142,133                   129,804
Consumer                                                   18,478                 17,973                    16,673
---------------------------------------- ------------------------- ---------------------- -------------------------
  Gross Loans                                             859,066                869,082                   799,034
Less:


  Unearned Income                                           2,234                  2,174                     1,929
  Allowance for Loan Losses                                17,758                 17,727                    17,564
---------------------------------------- ------------------------- ---------------------- -------------------------
  Net Loans                                             $ 839,074              $ 849,181                  $779,541
======================================== ========================= ====================== =========================

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of March 31, 2005, the Company had entered into commitments with certain customers amounting to $395.6 million compared to $328.3 million at March 31, 2004. Letters of credit at March 31, 2005, and March 31, 2004, were $16.1 million and $12.5 million, respectively.

Non-Performing Assets
Non-performing assets are comprised of non-performing loans (defined as non-accrual loans plus accruing loans past due 90 days or more) and other real estate owned. As set forth in the table below, non-performing loans as of March 31, 2005 were $510,000 compared to $2.6 million at March 31, 2004. Accrued interest reversed from income on loans placed on a non-accrual status totaled $42,000 at March 31, 2005 compared to $329,000 at March 31, 2004. The Company reported no other real estate owned for both March 31, 2005 and March 31, 2004.

Non-Performing Assets

(in thousands)                                   March 31, 2005       December 31, 2004           March 31, 2004
--------------------------------------- ------------------------ ----------------------- ------------------------
Non-performing Loans                                       $510                    $225                   $2,580
Other Real Estate Owned                                       0                       0                        0
======================================= ======================== ======================= ========================
Total                                                      $510                    $225                   $2,580
======================================= ======================== ======================= ========================

Non-Performing Assets
as a % of Total Loans                                     0.06%                   0.03%                     0.3%
Allowance for Loan Losses as a % of
Non-Performing Loans                                   3,482.0%                7,878.7%                  680.77%

Except for non-performing loans shown in the table above, the Company's management is not aware of any loans as of March 31, 2005 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date.

The Company's management cannot, however, predict the extent to which the following or other factors may affect a borrower's ability to pay: 1) deterioration in general economic conditions, real estate values or agricultural commodity prices; 2) increases in interest rates; or 3) changes in the overall financial condition or business of a borrower.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

At March 31, 2005, deposits totaled $1.0 billion. This represents an increase of 13.6% or $123.4 million from March 31, 2004. The increase was focused in demand and savings deposit accounts, which increased $30.5 million and $33.8 million, respectively. The Company's calling efforts for prospective customers includes acquiring both loan and deposit relationships which results in new demand, interest bearing transaction and savings accounts. Although the Company's time deposits have increased by $38.7 million since March 31, 2004, this growth has been predominantly due to increased use of public time deposits as part of the Company's asset/liability management funding strategies. Due to strong growth in demand, interest bearing transaction and savings balances, the Company has reduced its focus on growing higher cost time deposits; therefore, non-public time deposits have decreased $4.3 million year over year. This reduced reliance on higher cost time deposits has had, and should continue to have, a positive impact on the Company's net interest margin (see Net Interest Income).

Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets. These advances are also used to manage the Company's interest rate risk exposure, and as opportunities exist to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB advances as of March 31, 2005 were $40.9 million compared to $80.9 million as of March 31, 2004. The Company has reduced its FHLB borrowings by $40 million over the last twelve months and replaced these borrowings with lower cost public time deposits.

Long-term Subordinated Debentures
On December 17, 2003 the Company raised $10 million through an offering of trust preferred securities. Although this amount is reflected as subordinated debt on the Company's balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see Capital). These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. Interest rates reset quarterly and were 5.88% as of March 31, 2005.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $119.4 million at March 31, 2005 and $113.5 million at March 31, 2004.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the

Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations). Management believes, as of March 31, 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2004, the most recent notification from the FRB categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

                                                                                                    To Be Well
                                                                                                Capitalized Under
                                                                         Regulatory Capital     Prompt Corrective
(in thousands)                                        Actual                Requirements        Action Provisions
The Company:                                    Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of March 31, 2005
Total Capital to Risk Weighted Assets         $145,310      13.71%      $84,800       8.0%     N/A        N/A
Tier I Capital to Risk Weighted Assets        $132,003      12.45%      $42,400       4.0%     N/A        N/A
Tier I Capital to Average Assets              $132,003      10.91%      $48,401       4.0%     N/A        N/A


                                                                                                    To Be Well
                                                                                                Capitalized Under
                                                                         Regulatory Capital     Prompt Corrective
(in thousands)                                        Actual                Requirements        Action Provisions
The Bank:                                       Amount       Ratio       Amount      Ratio      Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of March 31, 2005
Total Capital to Risk Weighted Assets         $141,549      13.37%     $ 84,699       8.0%   $ 105,874      10.0%
Tier I Capital to Risk Weighted Assets        $128,251      12.11%     $ 42,349       4.0%  $   63,524       6.0%
Tier I Capital to Average Assets              $128,258      10.63%     $ 48,260       4.0%  $   60,325       5.0%

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

In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the Company does not consolidate the subsidiary trust which has issued the trust preferred securities.

In a March 1, 2005 press release, the FRB issued its final rule concerning the regulatory capital treatment of trust preferred securities by bank holding companies. The final rule closely follows the proposed rule that was released on May 6, 2004 and states that bank holding companies may include trust preferred securities in Tier 1 capital in an amount equal to 25% of the sum of core capital elements net of goodwill, less any associated deferred tax liability. The Company currently has no goodwill or associated deferred tax liability so this requirement does not impact the Company. The effective date of this final rule is April 11, 2005.

In 1998, the Board approved the Company's first stock repurchase program which expired on May 1, 2001. During the second quarter of 2004, the Board approved a second stock repurchase program because it concluded that the Company continues to have more capital than it needs to meet present and anticipated regulatory guidelines to be classified as "well capitalized".

Repurchases under the second program will be made on the open market or through private transactions. The aggregate price to be paid by the Company for all repurchased stock will not exceed $10,000,000 and the program will expire on May 31, 2007. The repurchase program also requires that no purchases may be made if the Company would not remain "well-capitalized" after the repurchase. All shares repurchased under the repurchase program will be retired (see Part II, Item 2. Unregistered Sales of Securities and Use of Proceeds).

Since 1999, the Company has repurchased over 44,000 shares for total consideration of $11.7 million, including 13 shares during the first quarter of 2005 at an average price of $425 per share.

Critical Accounting Policies and Estimates
This "Management's Discussion and Analysis of Financial Condition and Results of Operations," is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the Company's financial statements management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These judgments govern areas such as the allowance for loan losses, the fair value of financial instruments, accounting for income taxes and pension accounting.
For a full discussion of the Company's critical accounting policies and estimates see "Management's Discussion and Analysis" in the Company's Annual Report to Shareholders for the year ended December 31, 2004.

Off Balance Sheet Arrangements
Off-balance sheet arrangements are any contractual arrangement to which an unconsolidated entity is a party, under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

For a full discussion of the Company's off balance sheet arrangements, see the Notes to the Consolidated Financial Statements in the Company's 2004 Annual Report to Shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management
The Company has adopted a Risk Management Plan to provide for the proper control and management of risk factors inherent in the operation of the Company. Specifically, credit risk, interest rate risk, liquidity risk, compliance risk, strategic risk, and reputation risk can all affect the market risk of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by the Company may expose the Company to one or more of these risk factors.

Credit Risk
Credit risk is the risk to earnings or capital arising from an obligor's failure to meet the terms of any contract or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on counterparty, issuer or borrower performance.

Credit risk in the investment portfolio is addressed through defined limits in the Company's policy statements. The Company's investment policy is conservative. The Company invests primarily in mortgage-backed securities, U.S. Treasuries, U.S. Government Agencies, and high-grade municipals. Additionally, most municipal securities carry insurance to enhance the credit quality of the bond.

The Company manages and controls credit risk in the loan portfolio through credit management policies and procedures, underwriting and approval standards, dollar limits on loans to one borrower and by restricting loans made primarily to its principal market area where management believes it is better able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company's credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. Management actively monitors the existing portfolio and reports regularly to the Board of Directors regarding trends and conditions in the loan portfolio and regularly conducts credit reviews of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight.

As a financial institution which assumes lending and credit risks as a principal element in its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, an allowance for loan losses is maintained at a level considered adequate by management to provide for losses that are inherent in the portfolio. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off and reduced by charge-offs. Management employs a systematic methodology for determining the allowance for loan losses. On a quarterly basis, management reviews the credit quality of the loan portfolio and considers many factors in determining the adequacy of the allowance balance.

Central to the Company's evaluation of the adequacy of the allowance for loan losses is its loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is based primarily on a thorough analysis of each borrower's financial position in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior credit administration personnel. Credits are monitored by credit administration personnel for deterioration in a borrower's financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

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

The Company also segments the loan portfolio by risk rating and into groups of loans with similar characteristics in accordance with SFAS No. 5, "Accounting for Contingencies". During this process groups of loans are reviewed and applied the appropriate allowance percentage to determine a portfolio formula allowance.

Finally, the Company's methodology for assessing the appropriateness of the allowance involves management's consideration of all known relevant internal and external factors that may affect a loan's collectibility. The factors evaluated in connection with the allowance may include existing general economic and business conditions affecting the key lending areas of the Company, current levels of problem loans and delinquencies, credit quality trends, collateral values, loan volumes and concentration, seasoning of the loan portfolio, specific industry conditions, recent loss experience, duration of the current business cycle, bank regulatory examination results and findings of the Company's internal credit examiners.

While the Company utilizes a systematic methodology in determining its allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. The estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known.

Management believes that the allowance for loan losses at March 31, 2005 was adequate to provide for losses inherent in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

Interest Rate Risk
The mismatch between maturities of interest sensitive assets and liabilities results in uncertainty in the Company's earnings and economic value and is referred to as interest rate risk. The Company's primary objective in managing interest rate risk is to minimize the potential for significant loss as a result of changes in interest rates.

The Company measures interest rate risk in terms of the potential impact on both its economic value and earnings. Methods for analyzing interest rate risk include: (1) asset/liability mismatch ("GAP") analysis; (2) earnings simulation model; and (3) economic value of equity ("EVE") analysis.

The Company's GAP analysis measures, at specific time intervals, the divergence between earning assets and interest bearing liabilities for which repricing opportunities will occur. A positive difference, or Gap, indicates that earning assets will reprice faster than interest-bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

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

The Company's earnings simulation model quantifies the estimated exposure to net interest income of sustained interest rate changes. The sensitivity of the Company's net interest income is measured over a rolling one-year horizon.

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2005, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.90% if rates increase by 200 basis points and a decrease in net interest income of 2.29% if rates decline 100 basis points.

The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company's net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cashflows, and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. See Note 13 of the Notes to the Consolidated Financial Statements located in the 2004 Annual Report to Shareholders.

The Company's EVE analysis measures the present value of the Company's assets, less the present value of its liabilities, +/- the net present value of any off-balance sheet items. This analysis is compared to policy limits, which specify a maximum tolerance level the Company has established based on the Summary Guidelines found in Thrift Bulletin 13a.

Liquidity Risk
Liquidity risk is the risk to earnings or capital resulting from the Company's inability to meet its obligations when they come due without incurring unacceptable losses. It includes the ability to manage unplanned changes in funding sources and to recognize or address changes in market conditions that affect the Company's ability to liquidate assets or acquire funds quickly and with minimum loss of value. The Company endeavors to maintain a cash flow adequate to fund operations, handle fluctuations in deposit levels, respond to the credit needs of borrowers and take advantage of investment opportunities as they arise. The principal sources of liquidity include credit facilities from correspondent banks, brokerage firms and the Federal Home Loan Bank, as well as, interest and principal payments on loans and investments, proceeds from the maturity or sale of investments, and growth in deposits.

In general, liquidity risk is managed daily by controlling the level of Federal Funds (either purchased or sold) to supplement the cash flows received from operating, investing and other financing activities (see Consolidated Statement of Cash Flows). During the first quarter of 2005, Federal Funds sold averaged $6.8 million and Federal Funds purchased averaged $3.1 million. The Company maintains Federal Fund credit lines of $50 million with major banks subject to the customary terms and conditions for such arrangements and $175 million in repurchase lines with major brokers. In addition the Company has additional borrowing capacity of $195.3 million from the Federal Home Loan Bank.

At March 31, 2005, the Company had available liquid assets, which included cash and cash equivalents and unpledged investment securities of approximately $131.3 million, which represents 10.7% of total assets.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2005.

                                                                   Number of Shares       Approximate Dollar Value
                                                    Average     Purchased as Part of a   of Shares that May Yet Be
                                   Number of       Price per      Publicly Announced      Purchased Under the Plan
      First Quarter 2004            Shares           Share          Plan or Program              or Program
------------------------------- ---------------- -------------- ------------------------ ---------------------------
01/01/2005 - 01/31/2005              $13             $425                 13                      $7,895,000
02/01/2005 - 02/29/2005                0                0                  0                       7,895,000
03/01/2005 - 03/31/2005                0                0                  0                       7,895,000
------------------------------- ---------------- -------------- ------------------------ ---------------------------
Total                                 13             $425                 13                      $7,895,000


All of the above shares were repurchased in private transactions.

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

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's stockholders during the first quarter of 2005.

ITEM 5. Other Information

On May 3, 2005, the Board of Directors of the Bank adopted a 2005 Deferred Bonus Plan and an Executive Retention Plan. These Plans are filed as exhibits to this report.

Since the distribution of the proxy statement for the 2005 annual meeting of stockholders, there have been no material changes to the procedures by which stockholders may recommend nominees to the Company's Board of Directors.

ITEM 6. Exhibits

See Exhibit Index on Page 31.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FARMERS & MERCHANTS BANCORP

Date:  May 6, 2005                /s/ Kent A. Steinwert
                                  --------------------------
                                Kent A. Steinwert
                                  President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)



Date:  May 6, 2005                /s/ Stephen W. Haley
                                  --------------------------
                                Stephen W. Haley
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Accounting Officer)

     Index to Exhibits

       Exhibit No.                       Description


          10.15 2005 Deferred Bonus Plan of Farmers & Merchants Bank of Central California executed May 3, 2005.

          10.16 Executive Retention Plan of Farmers & Merchants Bank of Central California executed May 3, 2005.

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