Form 10-Q
period 2005-06-30
FARMERS & MERCHANTS BANCORP
filed 2005-08-05
CIK 1085913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                       or

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

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 827,463 as of July 31, 2005.

                           FARMERS & MERCHANTS BANCORP


                                    FORM 10-Q
                                TABLE OF CONTENTS

                           ___________________________


PART I. - FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

  ITEM 1 - FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of June 30, 2005,
    December 31, 2004 and June 30, 2004.                                       4

    Consolidated Statements of Income for the Three Months
    and Six Months Ended June 30, 2005 and 2004.                               5

    Consolidated Statements of Comprehensive (Loss) Income for the Three
    Months and Six Months Ended June 30, 2005 and 2004.                        6

    Consolidated Statements of Changes in Shareholders' Equity for the
    Six Months Ended June 30, 2005 and 2004.                                   7

    Consolidated Statement of Cash Flows for the Six
    Months Ended June 30, 2005 and 2004.                                       8

    Notes to the Consolidated Financial Statements                             9

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                              13

  ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         26

  ITEM 4 - CONTROLS AND PROCEDURES                                            29


PART II. - OTHER INFORMATION
           -----------------

  ITEM 1 - LEGAL PROCEEDINGS                                                  30

  ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        30

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                    30

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                30

  ITEM 5 - OTHER INFORMATION                                                  31


  ITEM 6 - EXHIBITS                                                           31


SIGNATURES                                                                    32

INDEX TO EXHIBITS                                                             32

PART I. - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP
CONSOLIDATED BALANCE SHEETS
=========================================================================================
(in thousands)                                   June 30,     December 31,     June 30,
                                                   2005           2004           2004
ASSETS                                          (Unaudited)                   (Unaudited)
-----------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due From Banks                      $    39,723   $      32,170   $    32,518
  Federal Funds Sold                                     0               0         6,300
-----------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                 39,723          32,170        38,818

Investment Securities:
  Available-for Sale                               157,716         185,488       188,022
  Held-to-Maturity                                 111,467          89,952        72,159
-----------------------------------------------------------------------------------------
    Total Investment Securities                    269,183         275,440       260,181
-----------------------------------------------------------------------------------------

Loans                                              905,412         869,082       842,736
  Less: Unearned Income                             (2,343)         (2,174)       (2,014)
  Less: Allowance for Loan Losses                  (17,943)        (17,727)      (17,776)
-----------------------------------------------------------------------------------------
    Loans, Net                                     885,126         849,181       822,946
-----------------------------------------------------------------------------------------
Land, Buildings & Equipment                         15,913          14,971        11,644
Bank Owned Life Insurance                           36,001          35,235        34,462
Interest Receivable and Other Assets                20,184          19,298        19,201
-----------------------------------------------------------------------------------------
    TOTAL ASSETS                               $ 1,266,130   $   1,226,295   $ 1,187,252
=========================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------
Deposits:
  Demand                                       $   256,219   $     273,799   $   229,809
  Interest Bearing Transaction                     109,565         108,213        92,439
  Savings                                          288,299         301,225       284,564
  Time Deposits                                    352,075         318,873       361,501
-----------------------------------------------------------------------------------------
    Total Deposits                               1,006,158       1,002,110       968,313
-----------------------------------------------------------------------------------------

Fed Funds Purchased                                 22,400               0             0
FHLB Borrowings                                     90,868          80,889        85,909
Subordinated Debentures                             10,310          10,310        10,310
Other Liabilities                                   15,666          16,439        11,788
-----------------------------------------------------------------------------------------
    Total Liabilities                            1,145,402       1,109,748     1,076,320
-----------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common Stock                                           8               8             8
  Additional Paid In Capital                        98,814          82,237        84,218
  Retained Earnings                                 23,762          35,332        30,376
  Accumulated Other Comprehensive Loss              (1,856)         (1,030)       (3,670)
-----------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                     120,728         116,547       110,932
-----------------------------------------------------------------------------------------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $ 1,266,130   $   1,226,295   $ 1,187,252
=========================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
=============================================================================================
(in thousands)                                           Three Months          Six Months
                                                         Ended June 30,      Ended June 30,
                                                        2005       2004      2005      2004
---------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest & Fees on Loans                            $ 15,134   $ 11,983  $ 28,570  $ 23,656
  Federal Funds Sold                                        14          8        56        60
  Securities:
    Taxable                                              1,834      2,028     3,729     3,754
    Non-taxable                                            835        546     1,555     1,140
---------------------------------------------------------------------------------------------
    Total Interest Income                               17,817     14,565    33,910    28,610
---------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest Bearing Transaction                              19         15        38        29
  Savings                                                  327        251       653       507
  Time Deposits                                          1,956      1,263     3,611     2,585
  Interest on Borrowed Funds                               860        782     1,449     1,498
  Interest on Subordinated Debentures                      157        103       297       208
---------------------------------------------------------------------------------------------
    Total Interest Expense                               3,319      2,414     6,048     4,827
---------------------------------------------------------------------------------------------

NET INTEREST INCOME                                     14,498     12,151    27,862    23,783
Provision for Loan Losses                                    0        350         0       725
---------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                           14,498     11,801    27,862    23,058
---------------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Service Charges on Deposit Accounts                    1,111      1,269     2,145     2,458
  Net (Loss) Gain on Sale of Investment Securities         (17)       106       144       747
  Credit Card Merchant Fees                                520        453       980       837
  Increase in Cash Surrender Value of Life Insurance       395        389       766       809
  Other                                                  1,014      1,218     1,890     2,128
---------------------------------------------------------------------------------------------
    Total Non-Interest Income                            3,023      3,435     5,925     6,979
---------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries & Employee Benefits                           7,105      5,785    13,410    11,838
  Occupancy                                                480        391     1,010       850
  Equipment                                                486        538       961       978
  Credit Card Collection Assessment                        374        311       693       562
  Other Operating                                        1,912      1,705     3,582     3,200
---------------------------------------------------------------------------------------------
    Total Non-Interest Expense                          10,357      8,730    19,656    17,428
---------------------------------------------------------------------------------------------

NET INCOME BEFORE TAXES                                  7,164      6,506    14,131    12,609
Provision for Taxes                                      2,575      2,402     5,111     4,603
---------------------------------------------------------------------------------------------
    NET INCOME                                        $  4,589   $  4,104  $  9,020  $  8,006
=============================================================================================

EARNINGS PER SHARE                                    $   5.52   $   4.90  $  10.85  $   9.55
=============================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)  (UNAUDITED)
===============================================================================================================================
(in thousands)                                                                   For Three Months           For Six Months
                                                                                  Ended June 30,            Ended June 30,
                                                                                2005         2004         2005         2004
-------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                 $    4,589   $    4,104   $    9,020   $    8,006

  OTHER COMPREHENSIVE INCOME (LOSS)  -

    UNREALIZED (LOSSES) GAINS ON DERIVATIVE INSTRUMENTS:
      Unrealized holding (losses) gains arising during the period, net of income tax effects of $(3) and $(11) for the quarters ended
      June 30, 2005 and 2004, respectively, and $(3) and $64
      for the six months ended June 30, 2005 and 2004, respectively.                 (4)         (16)          (4)          88

      Less: Reclassification adjustment for realized losses included in net income, net of related income tax effects of $0 and $(33) for the quarters ended June 30, 2005 and 2004, respectively, and $(3) and
      $(65) for the six months ended June 30, 2005 and 2004, respectively.            -          (45)          (4)         (89)

    UNREALIZED GAINS (LOSSES) ON SECURITIES:
      Unrealized holding gains (losses) arising during the period, net of income tax effects of $505 and $(2,825) for the quarters ended
      June 30, 2005 and 2004, respectively, and of $(593) and $(1,943)
      for the six months ended June 30, 2005 and 2004, respectively.                695       (3,892)        (818)      (2,677)

      Less: Reclassification adjustment for realized gains (losses) included in net income, net of related income tax effects of $7 and $(44)
      for the quarters ended June 30, 2005 and 2004, respectively, and of
      $0 and $(314) for the six months ended June 30, 2005 and 2004,                 10          (61)           -         (433)
      respectively.
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                                     701       (4,014)        (826)      (3,111)
-------------------------------------------------------------------------------------------------------------------------------

  COMPREHENSIVE INCOME                                                       $    5,290   $       90   $    8,194   $    4,895
===============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY  (UNAUDITED)
========================================================================================================================
(in thousands except share data)                                                          ACCUMULATED
                                          COMMON               ADDITIONAL                    OTHER            TOTAL
                                          SHARES     COMMON     PAID-IN      RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                                       OUTSTANDING    STOCK     CAPITAL      EARNINGS    INCOME (LOSS)       EQUITY
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                 763,274   $     8  $    72,506   $  37,650   $         (559)  $      109,605
------------------------------------------------------------------------------------------------------------------------
Net Income                                                 -            -       8,006                -            8,006
Cash Dividends Declared on                                                                                            -
  Common Stock                                             -            -      (2,235)               -           (2,235)
5% Stock Dividend                           37,429         -       12,838     (12,838)               -                -
Cash Paid in Lieu of Fractional
  Shares Related to Stock Dividend                         -            -        (207)               -             (207)
Redemption of Stock                         (3,141)        -       (1,126)          -                -           (1,126)
Unrealized Gains on
  Derivitive Instruments                                                                            (1)              (1)
Changes in Net Unrealized Gain (Loss)
  on Securities Available for Sale                         -            -           -           (3,110)          (3,110)
------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2004                     797,562   $     8  $    84,218   $  30,376   $       (3,670)  $      110,932
========================================================================================================================

------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                 792,722   $     8  $    82,237   $  35,332   $       (1,030)  $      116,547
========================================================================================================================
Net Income                                                 -            -       9,020                -            9,020
Cash Dividends Declared on                                                                                            -
  Common Stock                                             -            -      (2,659)               -           (2,659)
5% Stock Dividend                           38,995         -       17,641     (17,641)               -                -
Cash Paid in Lieu of Fractional
  Shares Related to Stock Dividend                         -            -        (290)               -             (290)
Redemption of Stock                         (2,130)        -       (1,064)          -                -           (1,064)
Unrealized Gain (Loss) on
  Derivitive Instruments                                                                            (8)              (8)
Changes in Net Unrealized Gain (Loss)
  on Securities Available for Sale                         -            -           -             (818)            (818)
------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2005                     829,587   $     8  $    98,814   $  23,762   $       (1,856)  $      120,728
========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                          Six Months Ended
===============================================================================================
(in thousands)                                                          June 30,     June 30,
                                                                          2005         2004
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net Income                                                           $    9,020   $    8,006
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Provision for Loan Losses                                                 0          725
      Depreciation and Amortization                                           742          778
      Provision for Deferred Income Taxes                                       0         (360)
      Net Amortization of Investment Security Premium & Discounts             326          529
      Net Gain on Sale of Investment Securities                              (144)        (747)
      Net Gain on Sale of Property & Equipment                                  0         (125)
      Increase in Interest Receivable and Other Assets                     (1,068)      (1,099)
      (Decrease) Increase in Interest Payable and Other Liabilities          (773)         415
-----------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                           8,103        8,122

INVESTING ACTIVITIES:
    Securities Available-for-Sale:
      Purchased                                                           (11,235)     (52,321)
      Sold, Matured or Called                                              37,449       83,042
    Securities Held-to-Maturity:
      Purchased                                                           (26,710)     (37,706)
      Matured or Called                                                     5,161        3,577
    Net Loans Originated or Acquired                                      (36,442)     (34,059)
    Principal Collected on Loans Previously Charged Off                       497           74
    Net Additions to Premises and Equipment                                (1,684)      (1,262)
    Proceeds from Sale of Property & Equipment                                  0          174
-----------------------------------------------------------------------------------------------
        Net Cash Used by Investing Activities                             (32,964)     (38,481)

FINANCING ACTIVITIES:
    Net (Decrease) Increase in Demand, Interest-Bearing Transaction,
        and Savings Accounts                                              (29,154)      10,927
    Increase in Time Deposits                                              33,202       53,037
    Net Increase (Decrease) in Federal Funds Purchased                     22,400       (1,000)
    Net Increase (Decrease) in Federal Home Loan Bank Advances
        Advances                                                            9,979      (26,000)
        Paydowns                                                                0          (19)
    Cash Dividends                                                         (2,949)      (2,442)
    Stock Redemption                                                       (1,064)      (1,126)
-----------------------------------------------------------------------------------------------
        Net Cash Provided by Financing Activities                          32,414       33,377

Increase (Decrease) in Cash and Cash Equivalents                            7,553        3,018

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             32,170       35,800
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2005 AND JUNE 30, 2004        $   39,723   $   38,818
===============================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                           FARMERS & MERCHANTS BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            For the six months ended June 30, 2005 and June 30, 2004

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

The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank's wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant intercompany transactions have been eliminated in consolidation. The results of operations for the six-month period ended June 30, 2005 may not necessarily be indicative of the operating results for the full year 2005.

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

The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans, which are discussed more fully in Note 4 to the Consolidated Financial Statements in the Company's 2004 Annual Report to Shareholders.

While the Company utilizes a systematic methodology in determining its allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. The estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become probable.

DIVIDENDS
Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded.
On April 21, 2005, the Board of Directors declared a 5% stock dividend payable May 12, 2005, to shareholders of record at the close of business on April 21, 2005. Common stock shareholders of record as of April 21, 2005 received one share of common stock for every 20 shares of common stock owned. Fractional shares were not issued. For common stock share lots of less than 20 shares, a cash dividend in the amount of $22.62 per share was paid in lieu of the stock dividend.

The Board of Directors of Farmers & Merchants Bancorp declared a cash dividend on June 7, 2005, in the amount of $3.20 per share, an increase from the $2.80 per share paid last year. The cash dividend was paid on June 30, 2005, to stockholders of record as of June 17, 2005.

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

The Company utilizes derivative financial instruments such as interest rate caps, floors, swaps and collars. These instruments are purchased and/or sold to reduce the Company's exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income. The company was not utilizing any derivative instruments as of June 30, 2005.

2.   RECENT ACCOUNTING DEVELOPMENTS

On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance for determining the meaning of the phrase "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The guidance required that an investment which has declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. In September 2004, the FASB issued the proposed FSP Issue 03-1-a which was intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. On June 29, 2005, the Financial Accounting Standards Board gave direction that the proposed FSP Issue 03-1-a be issued as final thus nullifying the paragraphs 10-18 of EITF 03-1. The measurement, disclosure, and subsequent accounting for debt securities guidance, as well as the evaluation of whether a cost method investment (as defined in Issue 03-1) is impaired, would remain in effect. Management continues to monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

3.   INTERIM-PERIOD DISCLOSURE OF EMPLOYEE BENEFIT PLANS

  COMPONENTS OF NET PERIODIC PENSION COST:    Three months ended June 30,         Six months ended June 30,
                                          ----------------------------------------------------------------------
(in thousands)                                  2005              2004              2005              2004
                                          ----------------------------------------------------------------------
Service cost                              $            13   $            12   $            26   $            24
Interest cost                                          65                64               130               128
Expected return on assets                             (29)              (57)              (58)             (114)
Amortization of loss                                  237               126               474               252
Amortization of prior service cost                      0                 0                 0                 0
Amortization of transition obligation                   0                 0                 0                 0
                                          ----------------------------------------------------------------------
Net periodic pension cost                 $           286   $           145   $           572   $           290
                                          ======================================================================

See Note 12 to the Consolidated Financial Statements in the Company's 2004 Annual Report to Shareholders for a discussion regarding the Company's intent to terminate the Defined Benefit Pension Plan during 2005.

EMPLOYER CONTRIBUTIONS
The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1.6 million to its Pension Plan in 2005. As of June 30, 2005, $0 has been contributed to the Plan. The Company still expects to contribute at least $1.6 million to the Plan in 2005.

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

INTRODUCTION

Farmers & Merchants Bancorp is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California was formed in 1916. The Bank services the northern Central Valley of California with 19 banking offices. The service area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock and Hilmar. Substantially all of the Company's business activities are conducted within its market area.

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

For the three and six months ended June 30, 2005, Farmers & Merchants Bancorp reported net income of $4,589,000 and $9,020,000, earnings per share of $5.52 and $10.85 and return on average assets of 1.47% and 1.46%. Return on average shareholders' equity was 15.17% and 15.11% for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2004, net income totaled $4,104,000 and $8,006,000, earnings per share was $4.90 and $9.55 and return on average assets was 1.41% and 1.39%. Return on average shareholders' equity for the three and six months ended June 30, 2004 was 14.61% and 14.33%, respectively.

The Company's improved earnings performance in the first half of 2005 when compared to the same period last year was due to a combination of (1) growth in earning assets; (2) improvement in the net interest margin due to rising interest rates; and (3) a reduction in the provision for loan losses.

The following is a summary of the financial results for the six-month period ended June 30, 2005 compared to June 30, 2004.

-    Net income increased 12.7% to $9.0 million from $8.0 million.

-    Earnings per share increased 13.6% to $10.85 from $9.55.

-    Net interest income increased 17.2% to $27.9 million from $23.8 million.

-    Net interest margin increased 42 basis points from 4.57% to 5.05%

-    Total assets increased 6.6% to $1.3 billion.

-    Gross loans increased 7.4% to $905.4 million.

-    Total deposits increased 3.9% to $1.0 billion.

RESULTS OF OPERATIONS

NET INTEREST INCOME
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and six month periods ending June 30, 2005 and 2004.

The average yields on earning assets and average rates paid on interest-bearing liabilities have been computed on an annualized basis for purposes of comparability with full year data. Average balance amounts for assets and liabilities are the computed average of daily balances.

The volume and rate analysis of net interest revenue summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by initial rate), (2) changes in rate (change in rate multiplied by initial volume) and (3) changes in rate/volume (allocated in proportion to the respective volume and rate components).

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

Net interest income increased 17.2% to $27.9 million during the first six months of 2005, compared to $23.8 million at June 30, 2004. On a fully taxable equivalent basis, net interest income increased 17.7% and totaled $28.8 million at June 30, 2005, compared to $24.4 million for the first six months of 2004.

As reported in previous quarters, a significant reason for the increase in net interest income during the first six months of 2005 when compared to the same period last year was an improvement in the volume and mix (as reflected by an increase in loans as a percentage of average earning assets) of earning assets. Additionally, as a result of the Federal Reserve Bank having increased short-term market interest rates by 200 basis points since June 2004, the Company's net interest income has benefited from an increase in the rate on earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the three months ended June 30, 2005, the Company's net interest margin was 5.16% compared to 4.58% in 2004. The Company's yield on earning assets has improved over the last twelve months as a result of increases in short-term market interest rates. For further discussion see Market Risk - Interest Rate Risk under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Loans, generally the Company's highest earning asset, increased $62.7 million as of June 30, 2005 compared to June 30, 2004. On an average balance basis, loans increased by $68.9 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The yield on the loan portfolio increased 70 basis points to 6.59% for the six months ended June 30, 2005 compared to 5.89% for the six months ended June 30, 2004. This increase in yield and volume resulted in interest revenue from loans increasing 20.8% to $28.6 million for the first six months of 2005.

The investment portfolio is the other main component of the Company's earning assets. Management believes the Company's investment policy is conservative. The Company invests primarily in mortgage-backed securities, U.S. Government Agencies, and high-grade municipals. Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is generally less than that of loans.

Average investment securities increased $14.0 million at June 30, 2005. The average yield, on a taxable equivalent basis, in the investment portfolio was 4.65% in 2005 compared to 4.40% in 2004, partially due to an increase in the mix of longer term, higher yielding municipal securities in conjunction with pay downs of lower yielding mortgage backed securities. The increase in the volume and yield on investment securities resulted in an increase in interest income of $636,000, or 11.5%, for the six months ended June 30, 2005. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a taxable equivalent basis, which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Since the second quarter of 2004, the Company has grown average interest-bearing sources of funds by $34.7 million or 4.3%. Growth has occurred across all deposit categories due to the improvement in the interest rate environment. Interest bearing deposits grew $81.4 million while all other interest bearing sources of funds (including FHLB Advances) decreased by $46.6 million (see Deposits and Federal Home Loan Bank Advances and Other Borrowings). Overall, the average interest rate on interest-bearing sources of funds was 1.45% for the six months ended June 30, 2005 and 1.20% for the six months ended June 30, 2004. The increase in the volume and rate on interest-bearing sources of funds resulted in an increase in interest expense of $1.2 million, or 25.3%, for the six months ended June 30, 2005.

FARMERS & MERCHANTS BANCORP
QUARTERLY AVERAGE BALANCES AND INTEREST RATES
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
                                                                  Three Months Ended June 30,     Three Months Ended June 30,
                                                                              2005                           2004
ASSETS                                                            Balance     Interest   Rate     Balance     Interest   Rate
------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                              $    1,851   $      14   3.03%  $    2,967   $       8   1.08%
Investment Securities Available-for-Sale
  U.S. Agencies                                                     60,678         571   3.82%      69,348         607   3.55%
  Municipals - Taxable                                                   0           0   0.00%       1,045          16   6.21%
  Municipals - Non-Taxable                                          16,297         259   6.44%      17,717         280   6.41%
  Mortgage Backed Securities                                        79,965         780   3.96%     108,091       1,012   3.80%
  Other                                                              4,962          52   4.25%       8,334         101   4.91%
------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                 161,902       1,662   4.16%     204,535       2,016   4.00%
------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Agencies                                                     30,736         308   4.06%      13,526         175   0.00%
  Municipals - Non-Taxable                                          68,416       1,061   6.29%      36,828         582   6.41%
  Mortgage Backed Securities                                        12,568         120   3.87%      10,083         112   0.00%
  Other                                                                287           2   2.83%         354           4   4.58%
------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                   112,007       1,491   5.40%      60,791         873   5.82%
------------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                      502,006       8,527   6.81%     481,220       7,428   6.19%
  Home Equity                                                       63,969         980   6.14%      55,899         648   4.65%
  Agricultural                                                     135,860       2,281   6.73%     132,447       1,670   5.06%
  Commercial                                                       168,707       2,959   7.03%     136,733       1,878   5.51%
  Consumer                                                          12,778         255   8.00%      10,856         242   8.94%
  Credit Card                                                        4,981         121   9.74%       4,498         106   9.45%
  Municipal                                                            980          11   4.50%       1,051          11   4.20%
------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                    889,281      15,134   6.83%     822,704      11,983   5.84%
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                         1,165,041   $  18,301   6.30%   1,090,997   $  14,880   5.47%
                                                                             ==================              =================

Unrealized Gain/(Loss) on Securities Available-for-Sale             (1,872)                            (82)
Allowance for Loan Losses                                          (17,916)                        (17,725)
Cash and Due From Banks                                             33,632                          33,098
All Other Assets                                                    70,714                          61,987
---------------------------------------------------------------------------                     -----------
    TOTAL ASSETS                                                $1,249,599                      $1,168,275
===========================================================================                     ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest Bearing Deposits
  Interest Bearing DDA                                          $  113,921   $      19   0.07%  $   94,713   $      15   0.06%
  Savings                                                          298,309         327   0.44%     279,282         251   0.36%
  Time Deposits                                                    350,921       1,956   2.24%     312,045       1,263   1.62%
------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                763,151       2,302   1.21%     686,040       1,529   0.89%
Other Borrowed Funds                                                81,548         860   4.23%     123,775         782   2.53%
Subordinated Debentures                                             10,310         157   6.12%      10,310         103   4.01%
------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                             855,009   $   3,319   1.56%     820,125   $   2,414   1.18%
                                                                             ==================              =================
Interest Rate Spread                                                                     4.74%                           4.29%
Demand Deposits (Non-Interest Bearing)                             258,379                         224,623
All Other Liabilities                                               15,226                          11,157
---------------------------------------------------------------------------                     -----------
    TOTAL LIABILITIES                                            1,128,614                       1,055,905

Shareholders' Equity                                               120,985                         112,370
---------------------------------------------------------------------------                     -----------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $1,249,599                      $1,168,275
===========================================================================                     ===========
Impact of Non-Interest Bearing Deposits and Other Liabilities                            0.41%                           0.29%
Net Interest Income and Margin on Total Earning Assets                          14,982   5.16%                  12,466   4.58%
Tax Equivalent Adjustment                                                         (484)                           (315)
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                          $  14,498   4.99%               $  12,151   4.47%
==============================================================================================================================

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan Fees are included in interest income for loans.  Unearned discount is included for rate calculation purposes. Nonaccrual loans and lease financing receivables have been included in the average balances.  Yields on securities available-for-sale are based on historical cost.

FARMERS & MERCHANTS BANCORP
YEAR-TO-DATE AVERAGE BALANCES AND INTEREST RATES
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                    Six Months Ended June 30,       Six Months Ended June 30,
                                                                               2005                            2004
ASSETS                                                            Balance     Interest    Rate     Balance     Interest   Rate
-------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                              $    4,320   $      56    2.61%  $   11,773   $      60   1.02%
Investment Securities Available-for-Sale
  U.S. Agencies                                                     64,805       1,191    3.73%      66,179       1,184   3.63%
  Municipals - Taxable                                                 162           5    6.26%       1,067          33   6.27%
  Municipals - Non-Taxable                                          16,415         518    6.40%      20,869         623   6.05%
  Mortgage Backed Securities                                        82,082       1,612    3.98%     110,740       2,028   3.71%
  Other                                                              4,982         116    4.72%       8,177         212   5.26%
-------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                 168,446       3,442    4.14%     207,032       4,080   4.00%
-------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Agencies                                                     25,787         551    4.33%       6,798         175   5.22%
  Municipals - Non-Taxable                                          62,444       1,937    6.29%      36,569       1,172   6.50%
  Mortgage Backed Securities                                        12,873         246    3.88%       5,068         112   4.48%
  Other                                                                290           8    5.59%         363           9   5.03%
-------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                   101,394       2,742    5.48%      48,798       1,468   6.10%
-------------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                      498,188      16,240    6.57%     470,304      14,607   6.23%
  Home Equity                                                       63,642       1,861    5.90%      55,550       1,285   4.64%
  Agricultural                                                     132,373       4,252    6.48%     128,290       3,244   5.07%
  Commercial                                                       162,162       5,429    6.75%     135,008       3,762   5.59%
  Consumer                                                          12,515         521    8.40%      11,147         517   9.30%
  Credit Card                                                        4,939         245   10.00%       4,525         218   9.66%
  Municipal                                                            981          22    4.52%       1,074          23   4.29%
-------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                    874,800      28,570    6.59%     805,898      23,656   5.89%
-------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                         1,148,960   $  34,810    6.11%   1,073,501   $  29,264   5.47%
                                                                             ==================               =================

Unrealized Gain/(Loss) on Securities Available-for-Sale             (1,214)                           1,374
Allowance for Loan Losses                                          (17,855)                         (17,553)
Cash and Due From Banks                                             33,439                           32,283
All Other Assets                                                    69,535                           61,050
---------------------------------------------------------------------------                      -----------
    TOTAL ASSETS                                                $1,232,865                       $1,150,655
===========================================================================                      ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest Bearing Deposits
  Interest Bearing DDA                                          $  113,304   $      38    0.07%  $   94,426   $      29   0.06%
  Savings                                                          303,132         653    0.43%     278,333         507   0.37%
  Time Deposits                                                    350,335       3,611    2.08%     312,659       2,585   1.66%
-------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                766,771       4,302    1.13%     685,418       3,121   0.91%
Other Borrowed Funds                                                64,769       1,449    4.51%     111,357       1,498   2.70%
Subordinated Debentures                                             10,310         297    5.83%      10,310         208   4.06%
-------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                             841,850   $   6,048    1.45%     807,085   $   4,827   1.20%
                                                                             ==================               =================
Interest Rate Spread                                                                      4.66%                           4.27%
Demand Deposits (Non-Interest Bearing)                             257,520                          221,253
All Other Liabilities                                               14,079                           10,614
---------------------------------------------------------------------------                      -----------
    TOTAL LIABILITIES                                            1,113,449                        1,038,952

Shareholders' Equity                                               119,416                          111,703
---------------------------------------------------------------------------                      -----------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $1,232,865                       $1,150,655
===========================================================================                      ===========
Impact of Non-Interest Bearing Deposits and Other Liabilities                             0.39%                           0.30%
Net Interest Income and Margin on Total Earning Assets                          28,762    5.05%                  24,437   4.57%
Tax Equivalent Adjustment                                                         (900)                            (654)
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                          $  27,862    4.89%               $  23,783   4.47%
===============================================================================================================================

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan Fees are included in interest income for loans.  Unearned discount is included for rate calculation purposes. Nonaccrual loans and lease financing receivables have been included in the average balances.  Yields on securities available-for-sale are based on historical cost.

FARMERS & MERCHANTS BANCORP
VOLUME AND RATE ANALYSIS OF NET INTEREST REVENUE
(Rates on a Taxable Equivalent Basis)
(in thousands)                                           Three Months Ended              Six Months Ended
                                                       June 30, 2005 compared         June 30, 2005 compared
                                                          to June 30, 2004               to June 30, 2004
INTEREST EARNING ASSETS                              Volume    Rate     Net Chg.    Volume    Rate     Net Chg.
----------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                  $   (19)  $   25   $       6   $  (109)  $  105   $      (4)
Investment Securities Available for Sale
  U.S. Agencies                                        (254)     218         (36)      (53)      60           7
  Municipals - Taxable                                   (8)      (8)        (16)      (28)       0         (28)
  Municipals - Non-Taxable                              (31)      10         (21)     (196)      91        (105)
  Mortgage Backed Securities                           (496)     264        (232)     (791)     375        (416)
  Other                                                 (37)     (12)        (49)      (76)     (20)        (96)
----------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale     (826)     472        (354)   (1,144)     506        (638)
----------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Agencies                                           0      133         133       468      (92)        376
  Municipals - Non-Taxable                              556      (77)        479       877     (112)        765
  Mortgage Backed Securities                              0        8           8       180      (46)        134
  Other                                                  (1)      (1)         (2)       (3)       2          (1)
----------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity        555       63         618     1,522     (248)      1,274
----------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                           330      769       1,099       844      789       1,633
  Home Equity                                           103      229         332       201      375         576
  Agricultural                                           44      567         611       104      904       1,008
  Commercial                                            494      587       1,081       819      848       1,667
  Consumer                                              136     (123)         13       115     (111)          4
  Credit Card                                            12        3          15        20        7          27
  Other                                                  (3)       3           0        (3)       2          (1)
----------------------------------------------------------------------------------------------------------------
    Total Loans                                       1,116    2,035       3,151     2,100    2,814       4,914
----------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                826    2,595       3,421     2,369    3,177       5,546
----------------------------------------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES
Interest Bearing Deposits:
  Transaction                                             3        1           4         6        3           9
  Savings                                                18       58          76        47       99         146
  Time Deposits                                         173      520         693       330      696       1,026
----------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                     194      579         773       383      798       1,181
Other Borrowed Funds                                 (1,391)   1,469          78    (1,569)   1,520         (49)
Subordinated Debentures                                   0       54          54         0       89          89
----------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities               (1,197)   2,102         905    (1,186)   2,407       1,221
----------------------------------------------------------------------------------------------------------------
TOTAL CHANGE                                        $ 2,023   $  493   $   2,516   $ 3,555   $  770   $   4,325
================================================================================================================

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

After reviewing the above factors, management concluded that, due to the improvement in non-performing assets (see Non-Performing Assets) from $2.5 million at June 30, 2004 to $64,000 at June 30, 2005, no provision for loan losses was necessary during the first and second quarters of 2005 and the allowance for loan losses as of June 30, 2005 was adequate. The provision for loan losses for the second quarter of 2004 was $350,000.

As of June 30, 2005, the allowance for loan losses was $17.9 million, which represents 2.0% of the total loan balances. As of June 30, 2004, the allowance was $17.8 million or 2.1% of total loans. The table below illustrates the change in the allowance for the first six months of 2005 and 2004.

Allowance for Loan Losses (in thousands)
-------------------------
Balance, December 31, 2004                                               $ 17,727
Provision Charged to Expense                                                    0
Recoveries of Loans Previously Charged Off                                    496
Loans Charged Off                                                            (280)
==================================================================================
Balance, June 30, 2005                                                   $ 17,943
==================================================================================

Balance, December 31, 2003                                               $ 17,220
Provision Charged to Expense                                                  725
Recoveries of Loans Previously Charged Off                                     74
Loans Charged Off                                                            (243)
==================================================================================
Balance, June 30, 2004                                                   $ 17,776
==================================================================================

NON-INTEREST INCOME
Overall, non-interest income decreased $1.1 million or 15.1% for the six months ended June 30, 2005 compared to the same period of 2004. Most of the decline occurred in gain on sale of investment securities, which was $747,000 through the first six months of 2004 as compared to $144,000 for the first six months of 2005. During the first six months of 2004 the Company took advantage of a decline in interest rates by selling approximately $37 million in investment securities for a gain.

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

Other non-interest income also decreased because of derivative contract gains in the amount of $118,000 and a gain on sale of fixed assets in the amount of $125,000 that were recorded during the first six months of 2004 but not during the first six months of 2005.

NON-INTEREST EXPENSE
Overall, non-interest expense increased $2.2 million or 12.8% over the first six months of 2005, primarily as a result of a $1.6 million increase in Salaries and Employee Benefits. This increase was due to officer salary merit increases which occurred in May 2004 and a $1.2 million increase in Pension Plan expense related to the Company's decision to terminate its Defined Benefit Pension Plan during 2005. This increased level of Pension Plan expense will continue until the plan is terminated during the fourth quarter of 2005. Refer to Note 12 of the Consolidated Financial Statements in the Company's 2004 Annual Report to Shareholders for more information.

The other factor impacting non-interest expense was the introduction of a new high performance checking product and the associated direct mail and other ancillary expenses incurred to promote this product.

PROVISION FOR INCOME TAXES
The provision for income taxes increased 11.0% to $5.1 million for the first six months of 2005. The Company's effective tax rate decreased for the first six months of 2005 and was 36.2% compared to 36.5% for the same period in 2004.

FINANCIAL  CONDITION

INVESTMENT SECURITIES
The Financial Accounting Standards Board Statement, "Accounting for Certain Investments in Debt and Equity Securities", requires the Company to classify its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the positive intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demand and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders' equity, net of related income taxes.

The investment portfolio provides the Company with an income alternative to loans. As of June 30, 2005 the investment portfolio represented 21.3% of the Company's total assets. Total investment securities increased $9.0 million from a year ago and now total $269.2 million. Beginning in the fourth quarter of 2004, the Company's asset and liability management strategy called for increasing the size of the Company's longer-term municipal security portfolio. These balances have increased $31.0 million since June 30, 2004. This strategy is intended to provide the Company, which is asset-sensitive, with some protection in the event of a drop in interest rates. For further discussion see Market Risk - Interest Rate Risk under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the six months ended June 30, 2005, average Federal Funds Sold was $4.3 million compared to $11.8 million in 2004.

LOANS
The Company's loan portfolio at June 30, 2005 increased $62.7 million from June 30, 2004. The increase was due to strong loan demand in the Company's market area, along with an aggressive calling program on selected loan prospects. Additionally, on an average balance basis loans have increased $68.9 million or 8.6%. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:
---------------------
(in thousands)                June 30, 2005   Dec. 31, 2004   June 30, 2004
----------------------------------------------------------------------------
Real Estate                   $      450,491  $      431,746  $      420,835
Real Estate Construction              59,903          62,446          65,742
Home Equity                           64,571          63,782          56,628
Agricultural                         147,243         151,002         139,425
Commercial                           164,368         142,133         143,695
Consumer                              18,836          17,973          16,411
----------------------------------------------------------------------------
  Gross Loans                        905,412         869,082         842,736
Less:
  Unearned Income                      2,343           2,174           2,014
  Allowance for Loan Losses           17,943          17,727          17,776
----------------------------------------------------------------------------
  Net Loans                   $      885,126  $      849,181  $      822,946
============================================================================

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of June 30, 2005, the Company had entered into commitments with certain customers amounting to $421.2 million compared to $323.1 million at June 30, 2004. Letters of credit at June 30, 2005 and June 30, 2004, were $15.4 million and $13.1 million, respectively.

NON-PERFORMING  ASSETS
Non-performing assets are comprised of non-performing loans (defined as non-accrual loans plus accruing loans past due 90 days or more) and other real estate owned. As set forth in the table below, non-performing loans as of June 30, 2005 were $64,000 compared to $2.5 million at June 30, 2004. Accrued interest reversed from income on loans placed on a non-accrual status totaled $3,000 at June 30, 2005 compared to $338,000 at June 30, 2004. The Company reported no other real estate owned for both June 30, 2005 and June 31, 2004.

Non-Performing Assets
---------------------
(in thousands)                    June 30, 2005    Dec. 31, 2004    June 30, 2004
----------------------------------------------------------------------------------
Non-performing Loans             $           64   $          225   $        2,483
Other Real Estate Owned                       -                -                -
==================================================================================
Total                            $           64   $          225   $        2,483
==================================================================================

----------------------------------------------------------------------------------
Non-Performing Assets
as a % of Total Loans                      0.01%            0.03%             0.3%
----------------------------------------------------------------------------------
Allowance for Loan Losses as a
% of Non-Performing Loans              28,035.9%         7,878.7%           715.9%
----------------------------------------------------------------------------------

Except for non-performing loans shown in the table above, the Bank's management is not aware of any loans as of June 30, 2005 for which known credit problems of the borrower would cause serious doubts as to the ability of these borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Company's management cannot, however, predict the extent to which the following or other factors may affect a borrower's ability to pay: 1) deterioration in general economic conditions, real estate values or agricultural commodity prices; 2) increases in interest rates; or 3) changes in the overall financial condition or business of a borrower.

DEPOSITS
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base.
The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

At June 30, 2005, deposits totaled $1.0 billion. This represents an increase of 3.9% or $37.8 million from June 30, 2004. The increase was focused in demand and interest bearing transaction deposit accounts, which increased $26.4 million and $17.1 million, respectively. The Company's calling efforts for prospective customers includes acquiring both loan and deposit relationships which results in new demand, interest bearing transaction and savings accounts. Due to strong growth in demand, interest bearing transaction and savings balances, the Company has reduced its focus on growing higher cost time deposits; therefore, non-public time deposits have decreased $7.9 million since June 30, 2004. This reduced reliance on higher cost time deposits has had, and is expected to continue to have, a positive impact on the Company's net interest margin (see Net Interest Income).

As previously discussed (see Overview) the Company's deposit balances are seasonally affected by its agricultural customers. From December 31, 2004 to June 30, 2005 demand, interest bearing transaction and savings deposits declined $29.2 million or 4.3%. Management believes that much of this decline is attributable to normal seasonal patterns, as well as the Company's decision to not aggressively compete for deposits solely on a rate basis. Management believes that the deposit outflows experienced during the first half of 2005 are easily compensated for through other funding sources available to the Company such as Federal Funds and Federal Home Loan Bank advances (see Liquidity Risk and Federal Home Loan Bank Advances and Other Borrowings) and that the Company's net interest margin benefits from its strategy of not aggressively competing for deposits solely on a rate basis.

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
Advances from the Federal Home Loan Bank and Federal Funds Purchased are other key sources of funds to support earning assets (see Liquidity Risk). These borrowings are also used to manage the Company's interest rate risk exposure, and as opportunities exist, to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB Advances and Federal Funds Purchased as of June 30, 2005 were $113.3 million compared to $85.9 million as of June 30, 2004. This increase of $27.4 million occurred as a result of seasonal deposit outflows during the first six months of 2005 (see Deposits).

LONG-TERM SUBORDINATED DEBENTURES
On December 17, 2003 the Company raised $10 million through an offering of trust preferred securities. Although this amount is reflected as subordinated debt on the Company's balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see Capital). These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. Interest rates reset quarterly and were 6.27% as of June 30, 2005 compared to 4.41% at June 30, 2004.

CAPITAL
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $120.7 million at June 30, 2005 and $110.9 million at June 30, 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets (all terms as defined in the regulations). Management believes, as of June 30, 2005, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of June 30, 2004, the most recent notification from the Federal Reserve Bank categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

                                                                                     TO BE WELL
                                                                                 CAPITALIZED UNDER
                                                            REGULATORY CAPITAL   PROMPT CORRECTIVE
(IN THOUSANDS)                                ACTUAL           REQUIREMENTS      ACTION PROVISIONS
-----------------------------------------------------------------------------------------------------
THE COMPANY:                             AMOUNT    RATIO    AMOUNT      RATIO    AMOUNT     RATIO
-----------------------------------------------------------------------------------------------------
As of June 30, 2005
Total Capital to Risk Weighted Assets   $146,678  13.05%  $   89,922    8.0%       N/A        N/A
Tier I Capital to Risk Weighted Assets  $132,585  11.80%  $   44,961    4.0%       N/A        N/A
Tier I Capital to Average Assets        $132,585  10.68%  $   49,656    4.0%       N/A        N/A

                                                                                     TO BE WELL
                                                                                 CAPITALIZED UNDER
                                                            REGULATORY CAPITAL   PROMPT CORRECTIVE
(IN THOUSANDS)                                ACTUAL           REQUIREMENTS      ACTION PROVISIONS
-----------------------------------------------------------------------------------------------------
THE BANK:                                AMOUNT   RATIO     AMOUNT      RATIO    AMOUNT     RATIO
-----------------------------------------------------------------------------------------------------
As of June 30, 2005
Total Capital to Risk Weighted Assets   $144,135  12.85%  $   89,721     8.0%  $  112,151    10.0%
Tier I Capital to Risk Weighted Assets  $130,066  11.60%  $   44,860     4.0%  $   67,291     6.0%
Tier I Capital to Average Assets        $130,066  10.50%  $   49,529     4.0%  $   61,911     5.0%

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

Repurchases under the second program will be made on the open market or through private transactions. The aggregate price to be paid by the Company for all repurchased stock will not exceed $10,000,000 and the program will expire on or before May 31, 2007. The repurchase program also requires that no purchases may be made if the Company would not remain "well-capitalized" after the repurchase. All shares repurchased under the repurchase program will be retired (see Part II, Item 2. Unregistered Sales of Securities and Use of Proceeds).

Since 1999, the Company has repurchased over 46,000 shares for total consideration of $12.8 million, including 2,130 shares during the first six months of 2005 at an average price of $499 per share.

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

Management believes that the allowance for loan losses at June 30, 2005 was adequate to provide for losses inherent in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2005, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 1.29% if rates increase by 200 basis points and a decrease in net interest income of 2.95% if rates decline 200 basis points.

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

The Company's EVE analysis measures the present value of the Company's assets, less the present value of its liabilities, the net present value of any off-balance sheet items. This analysis is compared to policy limits, which specify a maximum tolerance level the Company has established based on the Summary Guidelines found in Thrift Bulletin 13a.

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

In general, liquidity risk is managed daily by controlling the level of Federal Funds (either purchased or sold) to supplement the cash flows received from operating, investing and other financing activities (see Consolidated Statement of Cash Flows). During the first half of 2005, Federal Funds sold averaged $4.3 million and Federal Funds purchased averaged $6.9 million. The Company maintains Federal Fund credit lines of $50 million with major banks subject to the customary terms and conditions for such arrangements and $175 million in repurchase lines with major brokers. In addition the Company has additional borrowing capacity of $152.4 million from the Federal Home Loan Bank.

At June 30, 2005, the Company had available liquid assets, which included cash and cash equivalents and unpledged investment securities of approximately $134.5 million, which represents 10.6% of total assets.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports. Such information is reported to the Company's management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives. Management also evaluated the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of Company's disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company. The evaluation was based, in part, upon reports and affidavits provided by a number of executives. Based on the foregoing, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls over financial reporting subsequent to the date the Company completed its evaluation.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the second quarter of 2005.

                                                NUMBER OF SHARES    APPROXIMATE DOLLAR
                                                PURCHASED AS PART  VALUE OF SHARES THAT
                                     AVERAGE      OF A PUBLICLY         MAY YET BE
                         NUMBER OF  PRICE PER   ANNOUNCED PLAN OR   PURCHASED UNDER THE
SECOND QUARTER 2005       SHARES      SHARE          PROGRAM          PLAN OR PROGRAM
----------------------------------------------------------------------------------------
04/01/2005 - 04/30/2005          0  $        0                  0  $           7,895,000
05/01/2005 - 05/31/2005        439         499                439              7,676,100
06/01/2005 - 06/30/2005      1,678         500              1,678              6,837,100
----------------------------------------------------------------------------------------
Total                        2,117  $      500              2,117  $           6,837,100

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The Annual Meeting of Shareholders of Farmers & Merchants Bancorp was held on April 18, 2005. The business conducted at the meeting included election of directors. Following is the voting results from the 2005 annual meeting of shareholders. As of April 18, 2005 there were 555,557 shares represented in person and by proxy that participated in this election and shares were voted on the measure before the shareholders as follows:

1.  ELECTION OF DIRECTORS

      Directors            %         For        %      Withheld
      ---------            -         ---        -      --------

Stewart C. Adams, Jr.     98.88    549,360     1.12       6,197
                         ------    -------    -----    --------

Ralph Burlington          98.98    549,899     1.02       5,658
                         ------    -------    -----    --------

Edward Corum, Jr.         98.98    549,899     1.02       5,658
                         ------    -------    -----    --------

Robert F. Hunnell         98.98    549,899     1.02       5,658
                         ------    -------    -----    --------

Ole R. Mettler            98.95    549,708     1.05       5,849
                         ------    -------    -----    --------

James E. Podesta          98.97    549,849     1.03       5,708
                         ------    -------    -----    --------

Kevin Sanguinetti         98.98    549,899     1.02       5,658
                         ------    -------    -----    --------

H. C. Schumacher          98.98    549,899     1.02       5,658
                         ------    -------    -----    --------

Kent A. Steinwert         98.95    549,708     1.05       5,849
                         ------    -------    -----    --------

Calvin (Kelly) Suess      98.98    549,899     1.02       5,658
                         ------    -------    -----    --------

Carl A. Wishek, Jr.       98.72    548,432     1.28       7,125
                         ------    -------    -----    --------

ITEM 5. OTHER INFORMATION
-------------------------

None

ITEM 6. EXHIBITS
----------------

See Exhibit Index on Page 32

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FARMERS & MERCHANTS BANCORP


Date:  August 4, 2005                     /s/ Kent A. Steinwert
                                          ------------------------------
                                          Kent A. Steinwert
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)



Date:  August 4, 2005                     /s/ Stephen W. Haley
                                          ------------------------------
                                          Stephen W. Haley
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)



INDEX TO EXHIBITS
-----------------

Exhibit No.                            Description
-----------                            -----------

   31(a)      Certification of the Chief Executive Officer pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.
   31(b)      Certification of the Chief Financial Officer pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.
   32         Certifications of the Chief Executive Officer and Chief Financial Officer
              pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.