Form 10-Q
period 2005-09-30
FARMERS & MERCHANTS BANCORP
filed 2005-11-09
CIK 1085913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                                       or

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

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).  Yes  [   ]    No  [ X ]

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 825,211 as of October 31, 2005.

                               FARMERS & MERCHANTS BANCORP


                                        FORM 10-Q
                                    TABLE OF CONTENTS

                              -----------------------------

PART I. - FINANCIAL INFORMATION                                                     PAGE
          ---------------------                                                     ----

    ITEM 1 - FINANCIAL STATEMENTS

             Consolidated Balance Sheets (Unaudited) as of September 30, 2005,
             December 31, 2004 and September 30, 2004.                                 4

             Consolidated Statements of Income (Unaudited) for the Three Months
             and Nine Months Ended September 30, 2005 and 2004.                        5

             Consolidated Statements of Comprehensive Income (Unaudited) for the
             Three Months and Nine Months Ended September 30, 2005 and 2004.           6

             Consolidated Statements of Changes in Shareholders' Equity
             (Unaudited) for the Nine Months Ended September 30, 2005 and 2004.        7

             Consolidated Statements of Cash Flows (Unaudited) for the Nine
             Months Ended September 30, 2005 and 2004.                                 8

             Notes to the Consolidated Financial Statements                            9

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                                    13

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               27

    ITEM 4 - CONTROLS AND PROCEDURES                                                  30


PART II. - OTHER INFORMATION
           -----------------

    ITEM 1 - LEGAL PROCEEDINGS                                                        31

    ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS              31

    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                          31

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      31

    ITEM 5 - OTHER INFORMATION                                                        31


    ITEM 6 - EXHIBITS                                                                 32


SIGNATURES                                                                            33

INDEX TO EXHIBITS                                                                     33

PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP
CONSOLIDATED BALANCE SHEETS
========================================================================================

(in thousands)                                  Sept. 30,     December 31,    Sept. 30,
                                                   2005           2004          2004
ASSETS                                         (Unaudited)                   (Unaudited)
----------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due From Banks                      $    36,871   $      32,170   $   34,321
  Federal Funds Sold                                     -               -        6,500
----------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                 36,871          32,170       40,821

Investment Securities:
  Available-for Sale                               143,884         185,488      176,720
  Held-to-Maturity                                 110,540          89,952       70,089
----------------------------------------------------------------------------------------
    Total Investment Securities                    254,424         275,440      246,809
----------------------------------------------------------------------------------------

Loans                                              947,039         869,082      843,954
  Less: Unearned Income                             (2,460)         (2,174)      (1,964)
  Less: Allowance for Loan Losses                  (17,905)        (17,727)     (18,169)
----------------------------------------------------------------------------------------
    Loans, Net                                     926,674         849,181      823,821
----------------------------------------------------------------------------------------
Land, Buildings & Equipment                         16,311          14,971       12,171
Bank Owned Life Insurance                           36,404          35,235       34,851
Interest Receivable and Other Assets                22,670          19,298       17,221
----------------------------------------------------------------------------------------
    TOTAL ASSETS                               $ 1,293,354   $   1,226,295   $1,175,694
========================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------
Deposits:
  Demand                                       $   267,765   $     273,799   $  252,619
  Interest Bearing Transaction                     119,918         108,213       93,146
  Savings                                          289,662         301,225      291,900
  Time Deposits                                    369,271         318,873      357,508
----------------------------------------------------------------------------------------
    Total Deposits                               1,046,616       1,002,110      995,173
----------------------------------------------------------------------------------------

Fed Funds Purchased                                 19,700               -            -
FHLB Borrowings                                     75,857          80,889       40,898
Subordinated Debentures                             10,310          10,310       10,310
Other Liabilities                                   17,827          16,439       13,069
----------------------------------------------------------------------------------------
    Total Liabilities                            1,170,310       1,109,748    1,059,450
----------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common Stock                                           8               8            8
  Additional Paid In Capital                        96,808          82,237       82,694
  Retained Earnings                                 28,509          35,332       34,601
  Accumulated Other Comprehensive Loss              (2,281)         (1,030)      (1,059)
----------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                     123,044         116,547      116,244
----------------------------------------------------------------------------------------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $ 1,293,354   $   1,226,295   $1,175,694
========================================================================================
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
==========================================================================================
(in thousands, except per share date)                   Three Months        Nine Months
                                                       Ended Sept. 30,    Ended Sept. 30,
                                                        2005     2004      2005     2004
------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest & Fees on Loans                            $16,061   $12,648  $44,631   $36,304
  Federal Funds Sold                                       41        64       97       124
  Securities:
    Taxable                                             1,769     1,858    5,498     5,612
    Non-taxable                                           834       544    2,389     1,684
------------------------------------------------------------------------------------------
    Total Interest Income                              18,705    15,114   52,615    43,724
------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest Bearing Transaction                             20        15       58        44
  Savings                                                 324       272      977       779
  Time Deposits                                         2,345     1,455    5,956     4,040
   Interest on Borrowed Funds                             992       627    2,441     2,125
   Interest on Subordinated Debentures                    166       119      463       327
------------------------------------------------------------------------------------------
    Total Interest Expense                              3,847     2,488    9,895     7,315
------------------------------------------------------------------------------------------

NET INTEREST INCOME                                    14,858    12,626   42,720    36,409
Provision for Loan Losses                                   -       350        -     1,075
------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                          14,858    12,276   42,720    35,334
------------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Service Charges on Deposit Accounts                   1,128     1,211    3,273     3,669
  Net (Loss) Gain on Sale of Investment Securities       (307)       10     (163)      757
  Credit Card Merchant Fees                               546       469    1,526     1,306
  Increase in Cash Surrender Value of Life Insurance      403       389    1,169     1,198
  Other                                                 1,214       871    3,104     2,999
------------------------------------------------------------------------------------------
    Total Non-Interest Income                           2,984     2,950    8,909     9,929
------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries & Employee Benefits                          7,027     5,392   20,437    17,230
  Occupancy                                               495       432    1,505     1,282
  Equipment                                               772       548    1,733     1,526
  Credit Card Merchant Expense                            395       328    1,088       890
  Other Operating                                       1,763     1,808    5,345     5,008
------------------------------------------------------------------------------------------
    Total Non-Interest Expense                         10,452     8,508   30,108    25,936
------------------------------------------------------------------------------------------

NET INCOME BEFORE TAXES                                 7,390     6,718   21,521    19,327
Provision for Taxes                                     2,643     2,494    7,754     7,097
------------------------------------------------------------------------------------------
    NET INCOME                                        $ 4,747   $ 4,224  $13,767   $12,230
==========================================================================================

EARNINGS PER SHARE                                    $  5.74   $  5.06  $ 16.59   $ 14.61
==========================================================================================
The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
========================================================================================================================
(in thousands)                                                                     For Three Months     For Nine Months
                                                                                    Ended Sept. 30,     Ended Sept. 30,
                                                                                     2005     2004      2005      2004
------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                        $4,747   $4,224   $13,767   $12,230

  OTHER COMPREHENSIVE (LOSS) INCOME  -

    UNREALIZED (LOSS) GAINS ON DERIVATIVE INSTRUMENTS:
      Unrealized holding gains arising during the period, net
      of income tax effects of $3 and $59 for the quarters ended
      September 30, 2005 and 2004, respectively, and $0 and $123
      for the nine months ended September 30, 2005 and 2004, respectively.               4       82         -       170

      Less: Reclassification adjustment for realized losses included in net income, net of related income tax effects of $(6) and $(44) for the quarters ended September 30, 2005 and 2004, respectively, and $(9) and
      $(109) for the nine months ended September 30, 2005 and 2004, respectively.       (9)     (61)      (13)     (150)

    UNREALIZED (LOSSES) GAINS ON SECURITIES:
      Unrealized holding (losses) gains arising during the period, net of income tax effects of $(435) and $1,883 for the quarters ended
      September 30, 2005 and 2004, respectively, and of $(1,028) and $(60)
      for the nine months ended September 30, 2005 and 2004, respectively.            (598)   2,595    (1,416)      (82)

      Less: Reclassification adjustment for realized gains (losses) included in net income, net of related income tax effects of $129 and $(4)
      for the quarters ended September 30, 2005 and 2004, respectively, and of
      $129 and $(318) for the nine months ended September 30, 2005 and 2004,           177       (5)      177      (438)
      respectively.
------------------------------------------------------------------------------------------------------------------------
          TOTAL OTHER COMPREHENSIVE (LOSS) INCOME                                     (426)   2,611    (1,252)     (500)
------------------------------------------------------------------------------------------------------------------------

  COMPREHENSIVE INCOME                                                              $4,321   $6,835   $12,515   $11,730
========================================================================================================================
The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
==============================================================================================================================
(in thousands except share data)                                                              ACCUMULATED
                                             COMMON                  ADDITIONAL                  OTHER            TOTAL
                                             SHARES        COMMON      PAID-IN    RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                                          OUTSTANDING      STOCK       CAPITAL    EARNINGS    INCOME (LOSS)       EQUITY
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                    763,274   $         8   $  72,506   $  37,650   $         (559)  $      109,605
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                        -           -      12,230                -           12,230
Cash Dividends Declared on                                                                                                  -
  Common Stock                                                    -           -      (2,234)               -           (2,234)
5% Stock Dividend                              37,429             -      12,838     (12,838)               -                -
Cash Paid in Lieu of Fractional
  Shares Related to Stock Dividend                                -           -        (207)               -             (207)
Repurchase of Stock                            (6,905)            -      (2,650)          -                -           (2,650)
Change in Net Unrealized Gain (Loss) on
  Derivative Instruments                                                                                  20               20
Change in Net Unrealized Loss
  on Securities Available-for-Sale                                -           -           -             (520)            (520)
------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2004                   793,798   $         8   $  82,694   $  34,601   $       (1,059)  $      116,244
==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                    792,722   $         8   $  82,237   $  35,332   $       (1,030)  $      116,547
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                        -           -      13,767                -           13,767
Cash Dividends Declared on                                                                                                  -
  Common Stock                                                    -           -      (2,659)               -           (2,659)
5% Stock Dividend                              38,995             -      17,641     (17,641)               -                -
Cash Paid in Lieu of Fractional
  Shares Related to Stock Dividend                                -           -        (290)               -             (290)
Repurchase of Stock                            (6,143)            -      (3,070)          -                -           (3,070)
Change in Net Unrealized Gain (Loss) on
  Derivative Instruments                                                                                 (12)             (12)
Change in Net Unrealized Loss
  on Securities Available-for-Sale                                -           -           -           (1,239)          (1,239)
------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2005                   825,574   $         8   $  96,808   $  28,509   $       (2,281)  $      123,044
==============================================================================================================================
The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                       Nine Months Ended
==========================================================================================
(in thousands)                                                       Sept 30,     Sept 30,
                                                                       2005        2004
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net Income                                                        $   13,767   $ 12,230
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Provision for Loan Losses                                              -      1,075
      Depreciation and Amortization                                      1,168      1,128
      Net Amortization of Investment Security Premium & Discounts          482        709
      Net Loss (Gain) on Sale of Investment Securities                     163       (757)
      Net Gain on Sale of Property & Equipment                              (1)      (156)
      Increase in Interest Receivable and Other Assets                  (3,791)    (1,726)
      Increase in Interest Payable and Other Liabilities                 1,388      1,696
------------------------------------------------------------------------------------------
            Net Cash Provided by Operating Activities                   13,176     14,199

INVESTING ACTIVITIES:
  Securities Available-for-Sale:
    Purchased                                                          (15,550)   (63,507)
    Sold, Matured or Called                                             54,565    109,856
  Securities Held-to-Maturity:
    Purchased                                                          (27,703)   (37,980)
    Matured or Called                                                    7,058      5,894
  Net Loans Originated or Acquired                                     (78,030)   (35,371)
  Principal Collected on Loans Previously Charged Off                      537        161
  Net Additions to Premises and Equipment                               (2,508)    (2,139)
  Proceeds from Sale of Property & Equipment                                 1        205
------------------------------------------------------------------------------------------
            Net Cash Used by Investing Activities                      (61,630)   (22,881)

FINANCING ACTIVITIES:
  Net (Decrease) Increase in Demand, Interest-Bearing Transaction,
            and Savings Accounts                                        (5,892)    41,780
  Increase in Time Deposits                                             50,398     49,044
  Net Increase (Decrease) in Federal Funds Purchased                    19,700     (1,000)
  Net Decrease in Federal Home Loan Bank Advances
            Advances                                                    (5,000)   (71,000)
            Paydowns                                                       (32)       (30)
  Cash Dividends                                                        (2,949)    (2,441)
  Stock Repurchase                                                      (3,070)    (2,650)
------------------------------------------------------------------------------------------
            Net Cash Provided by Financing Activities                   53,155     13,703

Increase in Cash and Cash Equivalents                                    4,701      5,021

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          32,170     35,800
------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AS OF SEPT. 30, 2005 AND SEPT. 30, 2004   $   36,871   $ 40,821
==========================================================================================
The accompanying notes are an integral part of these consolidated financial statements

                           FARMERS & MERCHANTS BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  (For the audited year ended December 31, 2004 and the unaudited three and nine months ended September 30, 2005 and September 30, 2004)

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

The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank's wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant intercompany transactions have been eliminated in consolidation. The results of operations for the nine-month period ended September 30, 2005 may not necessarily be indicative of the operating results for the full year 2005.

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

DIVIDENDS AND EARNINGS PER SHARE
Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded.

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

No stock or cash dividends were declared during the third quarter of 2005.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for the three and nine months ending September 30, 2005 and the three and nine months ending September 30,

2004 were 827,012, 829,976, 834,697 and 836,976, respectively. Prior periods have been restated for applicable 5% stock dividends paid.



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

The Company utilizes derivative financial instruments such as interest rate caps, floors, swaps and collars. These instruments are purchased and/or sold to reduce the Company's exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income. The Company was not utilizing any derivative instruments as of September 30, 2005.

2.  RECENT ACCOUNTING DEVELOPMENTS
In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this consensus is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two FASB Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1 and have been adopted by the Consolidated Corporation. In June 2005, the FASB issued a final FSP EITF 03-1-a (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") which will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 and clarifies when an investor should recognize an impairment loss. The provisions of FSP FAS 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Consolidated Corporation has evaluated the provisions of FSP FAS 115-1 and believes the impact will be immaterial on its overall results of operations or financial position.

On June 7, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements." Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods' financial statements unless it would be impractical. SFAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period's net income the cumulative effect of the change. SFAS No. 154 also makes a distinction between "retrospective application" of a change in accounting principle and the "restatement" of financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect adoption to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.


3.  INTERIM-PERIOD DISCLOSURE OF EMPLOYEE BENEFIT PLANS

  COMPONENTS OF NET PERIODIC PENSION COST:  Three months ended Sept. 30,  Nine months ended Sept. 30,
                                            ----------------------------------------------------------
(in thousands)                                  2005           2004           2005          2004
                                            ----------------------------------------------------------
Service cost                                $         13   $         12   $         39   $         36
Interest cost                                         65             64            195            192
Expected return on assets                            (29)           (57)           (87)          (171)
Amortization of loss                                 237            126            711            378
Amortization of prior service cost                     0              0              0              0
Amortization of transition obligation                  0              0              0              0
                                            ----------------------------------------------------------
Net periodic pension cost                   $        286   $        145   $        858   $        435
                                            ==========================================================

See Note 12 to the Consolidated Financial Statements in the Company's 2004 Annual Report to Shareholders for a discussion regarding the Company's intent to terminate the Defined Benefit Pension Plan during 2005.

EMPLOYER CONTRIBUTIONS
The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1.6 million to its Pension Plan in 2005. As part of the process required to terminate the Pension Plan, individual valuations have been prepared for each participant that now indicate the Company's required contribution to the Plan in 2005 will be closer to $1.9 million. The contribution to the Plan will be made during the fourth quarter of 2005.

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

Such factors include the following: (i) the effect of changing regional and national economic conditions, including loan demand; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, agricultural, real estate, consumer, and other lending activities; (iv) changes in federal and state banking laws or regulations; (v) competitive pressure in the banking industry; (vi) changes in governmental fiscal or monetary policies;
(vii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism;
(viii) dividend restrictions; (ix) asset/liability pricing risks and liquidity risks; (x) changes in the securities markets; (xi) certain operational risks involving data processing systems or fraud; (xii) the State of California's fiscal situation; and (xiii) other external developments which could materially impact the Company's operational and financial performance.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

INTRODUCTION

Farmers & Merchants Bancorp is a bank holding company formed March 10, 1999. Its operating subsidiary, Farmers & Merchants Bank of Central California was formed in 1916. The Bank services the northern Central Valley of California with 19 banking offices. The service area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock and Hilmar. Substantially all of the Company's business activities are conducted within its market area.

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is a California state-chartered bank subject to the regulation and examination of the California Department of Financial Institutions. Since August 1, 1940, the Bank had also been a member of the Federal Reserve System and the FRB served as its primary Federal regulator. However, at a meeting of the Board of Directors of the Bank on April 5, 2005, the Board decided to withdraw from membership in the Federal Reserve System. The Bank received the FRB's approval for this action on April 18, 2005. As a result, the Bank's primary federal regulator is now the Federal Deposit Insurance Corporation. The FRB will continue to regulate and examine the Company but not the Bank. Management and the Board believe that this change will not have any operating or financial impact on the Company or the Bank.

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

For the three and nine months ended September 30, 2005, Farmers & Merchants Bancorp reported net income of $4,747,000 and $13,767,000, earnings per share of $5.74 and $16.59 and return on average assets of 1.50% and 1.47%, respectively. Return on average shareholders' equity was 15.73% and 15.31% for the three and nine months ended September 30, 2005.

For the three and nine months ended September 30, 2004, net income totaled $4,224,000 and $12,230,000, earnings per share was $5.06 and $14.61 and return on average assets was 1.43% and

1.40%. Return on average shareholders' equity for the three and nine months ended September 30, 2004 was 14.97% and 14.55%, respectively.

The Company's improved earnings performance in the first nine months of 2005 when compared to the same period last year was due to a combination of (1) growth in earning assets; (2) improvement in the net interest margin due to rising interest rates; and (3) a reduction in the provision for loan losses.

The following is a summary of the financial results for the nine-month period ended September 30, 2005 compared to September 30, 2004.

-    Net income increased 12.6% to $13.8 million from $12.2 million.

-    Earnings per share increased 13.6% to $16.59 from $14.61.

-    Net interest income increased 17.3% to $42.7 million from $36.4 million.

-    Net interest margin increased 48 basis points from 4.59% to 5.07%.

-    Total assets increased 10.0% to $1.3 billion.

-    Gross loans increased 12.2% to $947.0 million.

-    Total deposits increased 5.2% to $1.0 billion.

RESULTS OF OPERATIONS

NET INTEREST INCOME / NET INTEREST MARGIN
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and nine month periods ending September 30, 2005 and 2004.

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

The Volume and Rate Analysis of Net Interest Income summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by initial rate), (2) changes in rate (change in rate multiplied by initial volume) and (3) changes in rate/volume (allocated in proportion to the respective volume and rate components).

The Company's earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix.

3RD QUARTER 2005 VS. 3RD QUARTER 2004

Net interest income for the third quarter of 2005 increased 17.7% to $14.8 million, compared to $12.6 million for the third quarter of 2004. On a fully taxable equivalent basis, net interest income increased 17.4% and totaled $15.2 million for the third quarter of 2005, compared to $12.9 million for the third quarter of 2004.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the three months ended September 30, 2005, the Company's net interest margin was 5.10% compared to 4.64% for the same period in 2004.

Loans, generally the Company's highest earning asset, increased $103.1 million as of September 30, 2005 compared to September 30, 2004. On an average balance basis, loans increased by $71.2 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The yield on the loan portfolio increased 102 basis points to 6.97% for the three months ended September 30, 2005 compared to 5.95% for the three months ended September 30, 2004. This increase in yield and volume resulted in interest revenue from loans increasing 27.0% to $16.1 million for the third quarter of 2005 compared to $12.6 million for the third quarter of 2004.

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

Average investment securities were $262.4 million for the third quarter of 2005 compared to $244.7 million for the third quarter of 2004. The average yield, on a taxable equivalent basis (TE), in the investment portfolio was 4.48% for the third quarter of 2005 compared to 4.43% for the third quarter of 2004. The increase in the volume and yield on investment securities resulted in an increase in interest income of $223,000, or 8.2%, for the three months ended September 30, 2005. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a taxable equivalent basis (TE), which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Compared to the third quarter of 2004, the Company has grown average interest-bearing sources of funds by $51.5 million or 6.3%. Interest bearing deposits grew $22.6 million while all other interest bearing sources of funds (including FHLB Advances) increased by $28.9 million (see Deposits and Federal Home Loan Bank Advances and Other Borrowings). Overall, the average interest rate on interest-bearing sources of funds was 1.76% for the three months ended September 30, 2005 and 1.21% for the three months ended September 30, 2004. The increase in the volume and rate on interest-bearing sources of funds resulted in an increase in interest expense of $1.4 million, or 54.6%, for the three months ended September 30, 2005 over the same period in 2004.

FARMERS & MERCHANTS BANCORP
QUARTERLY AVERAGE BALANCES AND INTEREST RATES
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                         Three Months Ended Sept. 30,      Three Months Ended Sept. 30,
                                                                     2005                             2004
ASSETS                                                 Balance     Interest      Rate      Balance     Interest    Rate
-------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                   $    4,817   $       41      3.38%  $   19,004   $      64     1.34%
Investment Securities Available-for-Sale
  U.S. Agencies                                          57,496          548      3.81%      64,046         586     3.66%
  Municipals - Taxable                                        0            0      0.00%         964          15     6.22%
  Municipals - Non-Taxable                               15,699          223      5.69%      17,495         277     6.33%
  Mortgage Backed Securities                             75,354          729      3.87%      84,542         827     3.91%
  Other                                                   3,548           64      7.22%       6,425          95     5.91%
-------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale      152,097        1,564      4.11%     173,472       1,800     4.15%
-------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Agencies                                          30,701          308      4.01%      19,952         195     3.91%
  Municipals - Non-Taxable                               67,403          945      5.61%      36,618         577     6.31%
  Mortgage Backed Securities                             11,932          112      3.75%      14,386         139     3.86%
  Other                                                     277            7     10.11%         307           2     2.61%
-------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity        110,313        1,372      4.97%      71,263         913     5.13%
-------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                           506,791        8,689      6.80%     482,262       7,619     6.27%
  Home Equity                                            65,976        1,100      6.61%      59,272         720     4.82%
  Agricultural                                          152,599        2,747      7.14%     141,507       1,927     5.40%
  Commercial                                            169,625        3,089      7.22%     142,764       2,000     5.56%
  Consumer                                               12,905          301      9.25%      11,271         258     9.08%
  Credit Card                                             5,095          124      9.66%       4,619         112     9.62%
  Municipal                                               1,002           11      4.36%       1,047          12     4.55%
-------------------------------------------------------------------------------------------------------------------------
    Total Loans                                         913,993       16,061      6.97%     842,742      12,648     5.95%
-------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                              1,181,220   $   19,038      6.40%   1,106,481   $  15,425     5.54%
                                                                  =====================               ===================

Unrealized Loss on Securities Available-for-Sale         (2,053)                               (911)
Allowance for Loan Losses                               (17,933)                            (17,964)
Cash and Due From Banks                                  35,904                              33,674
All Other Assets                                         72,959                              63,720
----------------------------------------------------------------                         -----------
    TOTAL ASSETS                                     $1,270,097                          $1,185,000
================================================================                         ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest Bearing Deposits
  Interest Bearing DDA                               $  116,849   $       20      0.07%  $   95,006   $      15     0.06%
  Savings                                               291,876          324      0.44%     288,726         273     0.38%
  Time Deposits                                         358,160        2,345      2.60%     360,592       1,454     1.60%
-------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                     766,885        2,689      1.39%     744,324       1,742     0.93%
Other Borrowed Funds                                     89,120          992      4.42%      60,152         627     4.14%
Subordinated Debentures                                  10,310          166      6.39%      10,310         119     4.58%
-------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                  866,315   $    3,847      1.76%     814,786   $   2,488     1.21%
                                                                  =====================               ===================
Interest Rate Spread                                                              4.64%                             4.33%
Demand Deposits (Non-Interest Bearing)                  266,351                             245,105
All Other Liabilities                                    16,722                              12,272
----------------------------------------------------------------                         -----------
    TOTAL LIABILITIES                                 1,149,388                           1,072,163

Shareholders' Equity                                    120,709                             112,837
----------------------------------------------------------------                         -----------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $1,270,097                          $1,185,000
================================================================                         ===========
Impact of Non-Interest Bearing
Deposits and Other Liabilities                                                    0.46%                             0.31%
Net Interest Income and
Margin on Total Earning Assets                                        15,191      5.10%                12,937       4.64%
Tax Equivalent Adjustment                                               (333)                            (311)
-------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                               $   14,858      4.99%               $12,626       4.53%
=========================================================================================================================

Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount of $877,000 and $688,000 for the third quarter of 2005 and 2004, respectively.
Nonaccrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

FARMERS & MERCHANTS BANCORP
YEAR-TO-DATE AVERAGE BALANCES AND INTEREST RATES
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                          Nine Months Ended September 30,  Nine Months Ended September 30,
                                                                         2005                         2004
ASSETS                                                      Balance    Interest    Rate      Balance    Interest   Rate
--------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                        $    4,474   $    97      2.90%  $   14,217   $    124     1.16%
Investment Securities Available-for-Sale
  U.S. Agencies                                               62,360     1,739      3.72%      65,460      1,770     3.61%
  Municipals - Taxable                                           108         5      6.17%       1,033         48     6.20%
  Municipals - Non-Taxable                                    16,175       741      6.11%      19,737        900     6.08%
  Mortgage Backed Securities                                  79,820     2,341      3.91%     101,958      2,855     3.73%
  Other                                                        4,517       180      5.31%       7,617        307     5.37%
--------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale           162,980     5,006      4.10%     195,805      5,880     4.00%
--------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Agencies                                               27,443       859      4.17%      11,215        370     4.40%
  Municipals - Non-Taxable                                    64,114     2,882      5.99%      36,588      1,750     6.38%
  Mortgage Backed Securities                                  12,556       358      3.80%       8,198        251     4.08%
  Other                                                          286        15      6.99%         344         11     4.26%
--------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity             104,399     4,114      5.25%      56,345      2,382     5.64%
--------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                501,071    24,929      6.65%     474,315     22,226     6.24%
  Home Equity                                                 64,426     2,961      6.14%      56,794      2,005     4.70%
  Agricultural                                               139,178     6,999      6.72%     132,736      5,171     5.19%
  Commercial                                                 164,668     8,518      6.92%     137,614      5,762     5.58%
  Consumer                                                    12,647       822      8.69%      11,188        775     9.23%
  Credit Card                                                  4,992       369      9.88%       4,556        330     9.65%
  Municipal                                                      988        33      4.47%       1,065         35     4.38%
--------------------------------------------------------------------------------------------------------------------------
    Total Loans                                              887,970    44,631      6.72%     818,268     36,304     5.91%
--------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                   1,159,823   $53,848      6.21%   1,084,635   $ 44,690     5.49%
                                                                       ==================               ==================

Unrealized (Loss) Gain on Securities Available-for-Sale       (1,496)                             601
Allowance for Loan Losses                                    (17,881)                         (17,691)
Cash and Due From Banks                                       34,268                           32,755
All Other Assets                                              70,682                           61,938
---------------------------------------------------------------------                      -----------
    TOTAL ASSETS                                          $1,245,396                       $1,162,238
=====================================================================                      ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest Bearing Deposits
  Interest Bearing DDA                                    $  114,493   $    58      0.07%  $   94,621   $     44     0.06%
  Savings                                                    299,336       977      0.44%     281,823        780     0.37%
  Time Deposits                                              352,939     5,956      2.26%     328,753      4,039     1.64%
--------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                          766,768     6,991      1.22%     705,197      4,863     0.92%
Other Borrowed Funds                                          73,003     2,441      4.47%      94,235      2,125     3.00%
Subordinated Debentures                                       10,310       463      6.00%      10,310        327     4.23%
--------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                       850,081   $ 9,895      1.56%     809,742   $  7,315     1.20%
                                                                       ==================               ==================
Interest Rate Spread                                                                4.65%                            4.29%
Demand Deposits (Non-Interest Bearing)                       260,482                          229,233
All Other Liabilities                                         14,966                           11,170
---------------------------------------------------------------------                      -----------
    TOTAL LIABILITIES                                      1,125,529                        1,050,145
=====================================================================                      ===========

Shareholders' Equity                                         119,867                          112,093
---------------------------------------------------------------------                      -----------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $1,245,396                       $1,162,238
=====================================================================                      ===========
Impact of Non-Interest Bearing Deposits
and Other Liabilities                                                               0.42%                            0.30%
Net Interest Income and Margin on
Total Earning Assets                                                    43,953      5.07%                 37,375     4.59%
Tax Equivalent Adjustment                                               (1,233)                             (966)
--------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                    $42,720      4.92%               $ 36,409     4.47%
==========================================================================================================================

Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount of $2.6 million and $2.4 million for the nine months ended September 30, 2005 and 2004, respectively. Nonaccrual loans and lease financing receivables have been included in the average balances.
Yields on securities available-for-sale are based on historical cost.

FARMERS & MERCHANTS BANCORP
VOLUME AND RATE ANALYSIS OF NET INTEREST INCOME
(Rates on a Taxable Equivalent Basis)
(in thousands)

                                                            Three Months Ended                  Nine Months Ended
                                                         Sept. 30, 2005 compared             Sept. 30, 2005 compared
                                                            to Sept. 30, 2004                   to Sept. 30, 2004
INTEREST EARNING ASSETS                               Volume       Rate      Net Chg.     Volume      Rate       Net Chg.
---------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                  $    (262)  $     239   $     (23)  $     (164)  $     137   $     (27)
Investment Securities Available for Sale
  U.S. Agencies                                          (166)        128         (38)        (108)         77         (31)
  Municipals - Taxable                                     (7)         (8)        (15)         (43)          0         (43)
  Municipals - Non-Taxable                                (28)        (26)        (54)        (167)          8        (159)
  Mortgage Backed Securities                              (89)         (9)        (98)        (719)        205        (514)
  Other                                                  (135)        104         (31)        (124)         (3)       (127)
---------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale       (425)        189        (236)      (1,161)        287        (874)
---------------------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Agencies                                           107           6         113          521         (32)        489
  Municipals - Non-Taxable                                779        (411)        368        1,308        (176)      1,132
  Mortgage Backed Securities                              (23)         (4)        (27)         136         (29)        107
  Other                                                    (2)          7           5           (3)          7           4
---------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity          861        (402)        459        1,962        (230)      1,732
---------------------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                             400         670       1,070        1,249       1,454       2,703
  Home Equity                                              88         292         380          291         665         956
  Agricultural                                            160         660         820          257       1,571       1,828
  Commercial                                              420         669       1,089        1,241       1,515       2,756
  Consumer                                                 39           4          43          116         (69)         47
  Credit Card                                              12           0          12           31           8          39
  Other                                                     0          (1)         (1)          (3)          1          (2)
---------------------------------------------------------------------------------------------------------------------------
    Total Loans                                         1,119       2,294       3,413        3,182       5,145       8,327
---------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                1,293       2,320       3,613        3,819       5,339       9,158
---------------------------------------------------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES
Interest Bearing Deposits:
  Transaction                                               4           1           5            9           5          14
  Savings                                                   3          48          51           50         147         197
  Time Deposits                                           (68)        959         891          312       1,605       1,917
---------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                       (61)      1,008         947          371       1,757       2,128
Other Borrowed Funds                                      320          45         365         (773)      1,089         316
Subordinated Debentures                                     0          47          47            0         136         136
---------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                    259       1,100       1,359         (402)      2,982       2,580
---------------------------------------------------------------------------------------------------------------------------
TOTAL CHANGE                                        $   1,034   $   1,220   $   2,254   $    4,221   $   2,357   $   6,578
===========================================================================================================================

Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change". The above figures have been rounded to the nearest whole number.

NINE MONTHS ENDING SEPTEMBER 30, 2005 VS. NINE MONTHS ENDING SEPTEMBER 30, 2004

During the first nine months of 2005, net interest income increased 17.3% to $42.7 million, compared to $36.4 million at September 30, 2004. On a fully taxable equivalent basis, net interest income increased

17.6% and totaled $43.9 million at September 30, 2005, compared to $37.4 million at September 30, 2004.

As reported in previous quarters, one of the reasons for the increase in net interest income during the first nine months of 2005 when compared to the same period last year was an improvement in the volume and mix (as reflected by an increase in loans as a percentage of average earning assets) of earning assets. Moreover, as a result of the Federal Reserve Bank having increased short-term market interest rates by 275 basis points since June 2004, the Company's net interest income has also benefited substantially from an increase in the rate on earning assets.

For the nine months ended September 30, 2005, the Company's net interest margin was 5.07% compared to 4.59% for the same period in 2004. The Company's yield on earning assets has improved over the last twelve months as a result of increases in short-term market interest rates. For further discussion see Market Risk - Interest Rate Risk under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Loans, on an average balance basis, increased by $69.7 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The yield on the loan portfolio increased 81 basis points to 6.72% for the nine months ended September 30, 2005 compared to 5.91% for the nine months ended September 30, 2004. This increase in yield and volume resulted in interest revenue from loans increasing 22.9% or $8.3 million for the first nine months of 2005.

Average investment securities were $267.4 million for the nine months ended September 30, 2005 compared to $252.2 million for the same period in 2004. The average yield (TE) for the nine months ended September 30, 2005 was 4.55% compared to 4.37% for the nine months ended September 30, 2004, partially due to an increase in the mix of longer term, higher yielding municipal securities in conjunction with pay downs of lower yielding mortgage backed securities. The increase in the volume and yield on investment securities resulted in an increase in interest income of $858,000, or 10.4%, for the nine months ended September 30, 2005.

Compared to the first nine months of 2004, the Company has grown average interest-bearing sources of funds by $40.3 million or 5.0%. Interest bearing deposits grew $61.6 million while all other interest bearing sources of funds (including FHLB Advances) decreased by $21.2 million (see Deposits and Federal Home Loan Bank Advances and Other Borrowings). Overall, the average interest rate on interest-bearing sources of funds was 1.56% for the nine months ended September 30, 2005 and 1.20% for the nine months ended September 30, 2004. The increase in the volume and rate on interest-bearing sources of funds resulted in an increase in interest expense of $2.6 million, or 35.3%, for the nine months ended September 30, 2005 compared to the same period in 2004.

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

After reviewing the above factors, management concluded that no provision for loan losses was necessary during the first three quarters of 2005 and the allowance for loan losses as of September 30, 2005 was adequate. The provision for loan losses for the three months and nine months ended September 30, 2004 was $350,000 and $1.1 million, respectively.

As of September 30, 2005, the allowance for loan losses was $17.9 million, which represents 1.9% of the total loan balances. As of September 30, 2004, the allowance was $18.2 million or 2.2% of total loans.

The table below summarizes the activity in the allowance for loan losses for the periods indicated (in thousands):

                                            Three Months Ended  Nine Months Ended
                                               September 30,    September 30,
                                              2005      2004      2005      2004
----------------------------------------------------------------------------------
Balance at Beginning of Period              $17,943   $17,776   $17,727   $17,220
Provision Charged to Expense                      0       350         0     1,075
Recoveries of Loans Previously Charged Off       41        88       537       162
Loans Charged Off                               (79)      (45)     (359)     (288)
==================================================================================

Balance at End of Period                    $17,905   $18,169   $17,905   $18,169
==================================================================================


NON-INTEREST INCOME
Overall, non-interest income increased $34,000 or 1.2% for the three months ended September 30, 2005 compared to the same period of 2004. Gain (loss) on sale of investment securities for the quarter was a loss of $307,000 for the third quarter of 2005 as compared to a gain of $10,000 for the third quarter of 2004. During the third quarter of 2005 the Company made the decision to sell $20 million of its investment portfolio in order to better align the portfolio with its evolving asset/liability management objectives. These sales resulted in losses totaling $307,000. As of September 30, 2005, some of these funds had already been reinvested. Additionally, service charges on deposit accounts decreased $83,000 or 6.9% when compared to the prior year (see discussion below).

Offsetting the loss on sale of investment securities for the quarter was an increase in other non-interest income which consisted of (1) increased income on non-qualified deferred compensation plans

($217,000); (2) gains on loan sales ($55,000); and (3) ATM fees from increased non-customer usage ($86,000).

Non-interest income decreased $1.0 million or 10.3% for the nine months ended September 30, 2005 compared to the same period of 2004. Most of the decline occurred in gain (loss) on sale of investment securities, which was as loss of $163,000 through the first nine months of 2005 (see discussion above) as compared to a gain of $757,000 for the first nine months of 2004.

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

NON-INTEREST EXPENSE
Non-interest expense increased $1.9 million or 22.8% over the third quarter of 2004, primarily as a result of a $1.6 million increase in Salaries and Employee Benefits. This increase was due to officer salary merit increases which occurred in May 2004 and increased Pension Plan expense related to the Company's decision to terminate its Defined Benefit Pension Plan during 2005. This increased level of Pension Plan expense will continue until the plan is terminated during the fourth quarter of 2005. Refer to Note 3 of the Consolidated Financial Statements of this Form 10-Q and Note 12 of the Consolidated Financial Statements in the Company's 2004 Annual Report to Shareholders for more information.

The other factors impacting non-interest expense were: (1) increased branch maintenance and equipment expense; and (2) increased furniture & equipment depreciation related to remodeling and adding branch locations.

Non-interest expense for the nine months ended September 30, 2005 increased $4.2 million or 16.1% over the same period in 2004, primarily as a result of a $3.2 million increase in Salaries and Employee Benefits. This increase, as discussed above, was due to officer salary merit increases which occurred in May 2004 and increased Pension Plan expense related to the Company's decision to terminate its Defined Benefit Pension Plan during 2005.

The other factors impacting non-interest expense were the introduction of a new high performance checking product and the associated direct mail and other ancillary expenses incurred to promote this product and increases in contract fees for services and software maintenance.

PROVISION FOR INCOME TAXES
The provision for income taxes increased 6.0% to $2.6 million for the third quarter of 2005. The Company's effective tax rate decreased for the third quarter of 2005 and was 35.8% compared to 37.1% for the same period in 2004.

The provision for income taxes increased 9.3% to $7.7 million for the first nine months of 2005. The Company's effective tax rate decreased for the first nine months of 2005 and was 36.0% compared to 36.7% for the same period in 2004.

BALANCE SHEET ANALYSIS

This section presents a comparison of the Company's balance sheet for the nine month period ending September 30, 2005 and the same period in 2004. As previously discussed (see "Overview") the seasonality of the Company's business due to its agricultural customer base makes a comparison of the September 30th balance sheet to the preceding December 31st not meaningful.

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

The investment portfolio provides the Company with an income alternative to loans. As of September 30, 2005 the investment portfolio represented 19.7% of the Company's total assets. Total investment securities increased $7.6 million from a year ago and now total $254.4 million. Beginning in the fourth quarter of 2004, the Company's asset and liability management strategy called for increasing the size of the Company's longer-term municipal security portfolio. These balances have increased $32.4 million since September 30, 2004. This strategy is intended to provide the Company, which is asset-sensitive, with some protection in the event of a drop in interest rates. For further discussion see Market Risk - Interest Rate Risk under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the nine months ended September 30, 2005, average Federal Funds Sold was $4.5 million compared to $14.2 million at September 30, 2004.

LOANS
The Company's loan portfolio at September 30, 2005 increased $103.1 million from September 30, 2004. The increase was due to strong loan demand in the Company's market area, along with an aggressive calling program on selected loan prospects. Additionally, on an average balance basis loans have increased $69.7 million or 8.5% from prior year. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:
---------------------
(in thousands)                September 30, 2005   Dec. 31, 2004   September 30, 2004
--------------------------------------------------------------------------------------
Real Estate                   $           440,600  $      431,746  $           418,289
Real Estate Construction                   78,269          62,446               64,744
Home Equity                                67,729          63,782               61,661
Agricultural                              157,661         151,002              138,180
Commercial                                184,088         142,133              143,773
Consumer                                   18,692          17,973               17,307
--------------------------------------------------------------------------------------
  Gross Loans                             947,039         869,082              843,954
Less:
  Unearned Income                           2,460           2,174                1,964
  Allowance for Loan Losses                17,905          17,727               18,169
--------------------------------------------------------------------------------------
  Net Loans                   $           926,674  $      849,181  $           823,821
======================================================================================

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of September 30, 2005, the Company had entered into commitments with certain customers amounting to $411.3 million compared to $333.5 million at September 30, 2004. Letters of credit at September 30, 2005 and September 30, 2004, were $15.2 million and $13.5 million, respectively.

NON-PERFORMING ASSETS
Non-performing assets are comprised of non-performing loans (defined as non-accrual loans plus accruing loans past due 90 days or more) and other real estate owned. As set forth in the table below, non-performing loans as of September 30, 2005 were $259,000 compared to $517,000 at September 30, 2004. Accrued interest reversed from income on loans placed on a non-accrual status totaled $9,000 at September 30, 2005 compared to $32,000 at September 30, 2004. The Company has reported no other real estate owned from September 30, 2004 through September 30, 2005.

Non-Performing Assets
---------------------
(in thousands)                    September 30, 2005    Dec. 31, 2004    September 30, 2004
--------------------------------------------------------------------------------------------
Non-performing Loans             $               259   $          225   $               517
Other Real Estate Owned                            -                -                     -
============================================================================================
Total                            $               259   $          225   $               517
============================================================================================
--------------------------------------------------------------------------------------------
Non-Performing Assets
as a % of Total Loans                           0.03%            0.03%                  0.1%
--------------------------------------------------------------------------------------------
Allowance for Loan Losses as a
% of Non-Performing Loans                    6,913.1%         7,878.7%              3,514.3%
--------------------------------------------------------------------------------------------

Except for non-performing loans shown in the table above, the Bank's management is not aware of any loans as of September 30, 2005 for which known credit problems of the borrower would cause serious doubts as to the ability of these borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Company's management cannot, however, predict the extent to which the following or other factors may affect a borrower's ability to pay: 1) deterioration in general economic conditions, real estate values or agricultural commodity prices; 2) increases in interest rates; or 3) changes in the overall financial condition or business of a borrower.

DEPOSITS
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

At September 30, 2005, deposits totaled $1.0 billion. This represents an increase of 5.2% or $51.4 million from September 31, 2004. The increase was focused in demand and interest bearing transaction deposit accounts, which increased $41.9 million, or 12.1%, from September 30, 2004. The Company's calling efforts for prospective customers includes acquiring both loan and deposit relationships which results in new demand, interest bearing transaction and savings accounts. Due to strong growth in demand and interest bearing transaction balances, as well as the Company's ability to cost effectively borrow from the FHLB when necessary (see Federal Home Loan Bank Advances and Borrowings), the Company has reduced its focus on generating high cost time deposits. As a result, non-public time deposits have increased only $9.5 million, or 3.3%, since September 30, 2004. This reduced reliance on high cost time deposits has had a positive impact on the Company's net interest margin (see Net Interest Income).

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
Advances from the Federal Home Loan Bank and Federal Funds Purchased are other key sources of funds to support earning assets (see "Part I, Quantitative and Qualitative Disclosures about Market Risk and Liquidity Risk"). These borrowings are also used to manage the Company's interest rate risk exposure, and as opportunities exist, to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB Advances and Federal Funds Purchased as of September 30, 2005 were $75.8 million and $19.7 million, respectively, compared to $40.9 million of FHLB Advances as of September 30, 2004. This increase of $54.6 million in borrowings occurred as a result of the Company's growth in earning assets exceeding its growth in deposits by $59.0 million over the last twelve months.

LONG-TERM SUBORDINATED DEBENTURES
On December 17, 2003 the Company raised $10 million through an offering of trust preferred securities. Although this amount is reflected as subordinated debt on the Company's balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see "Capital"). These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. Interest rates reset quarterly and were 6.74% as of September 30, 2005, 5.35% at December 31, 2004 and 4.74% at September 30, 2004.

CAPITAL
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $123.0 million at September 30, 2005 and $116.2 million at September 30, 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets (all terms as defined in the regulations). Management believes, as of September 30, 2005, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of June 30, 2004, the most recent notification from the Federal Reserve Bank categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

                                                                                         TO BE WELL
                                                                                     CAPITALIZED UNDER
                                                               REGULATORY CAPITAL    PROMPT CORRECTIVE
(IN THOUSANDS)                                 ACTUAL             REQUIREMENTS       ACTION PROVISIONS
------------------------------------------------------------------------------------------------------
THE COMPANY:                             AMOUNT      RATIO     AMOUNT      RATIO     AMOUNT    RATIO
------------------------------------------------------------------------------------------------------
As of September 30, 2005
Total Capital to Risk Weighted Assets   $ 149,082     12.65%  $  94,297       8.0%  N/A       N/A
Tier I Capital to Risk Weighted Assets  $ 134,308     11.39%  $  47,148       4.0%  N/A       N/A
Tier I Capital to Average Assets        $ 134,308     10.64%  $  50,472       4.0%  N/A       N/A

                                                                                         TO BE WELL
                                                                                     CAPITALIZED UNDER
                                                               REGULATORY CAPITAL    PROMPT CORRECTIVE
(IN THOUSANDS)                                  ACTUAL            REQUIREMENTS       ACTION PROVISIONS
--------------------------------------------------------------------------------------------------------
THE BANK:                                 AMOUNT     RATIO      AMOUNT     RATIO     AMOUNT      RATIO
--------------------------------------------------------------------------------------------------------
As of September 30, 2005
Total Capital to Risk Weighted Assets   $ 146,742     12.47%  $  94,108       8.0%  $ 117,636      10.0%
Tier I Capital to Risk Weighted Assets  $ 131,997     11.22%  $  47,054       4.0%  $  70,582       6.0%
Tier I Capital to Average Assets        $ 131,997     10.48%  $  50,399       4.0%  $  62,999       5.0%

As previously discussed (see "Long-term Subordinated Debentures"), in order to supplement its regulatory capital base, during December, 2003 the Company raised $10 million of trust preferred securities. Under applicable regulatory guidelines, trust preferred securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of trust preferred securities would qualify as Tier 2 capital. The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company's trust preferred securities currently qualify as Tier 1 capital.

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

Repurchases under the second program will be made on the open market or through private transactions. The aggregate price to be paid by the Company for all repurchased stock will not exceed $10,000,000 and the program will expire on or before May 31, 2007. The repurchase program also requires that no purchases may be made if the Company would not remain "well-capitalized" after the repurchase. All shares repurchased under the repurchase program will be retired (see "Part II, Item 2. Unregistered Sales of Securities and Use of Proceeds").

Since 1999, the Company has repurchased over 50,000 shares for total consideration of $14.8 million, including 6,143 shares during the first nine months of 2005 at an average price of $500 per share.

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

Management believes that the allowance for loan losses at September 30, 2005 was adequate to provide for losses inherent in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2005, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.80% if rates increase by 200 basis points and a decrease in net interest income of 2.86% if rates decline 200 basis points. As of September 30, 2005 the Company was within all policy limits.

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

The Company's EVE analysis measures the present value of the Company's assets, less the present value of its liabilities, the net present value of any off-balance sheet items. This analysis is compared to policy limits, which specify a maximum tolerance level the Company has established based on the Summary Guidelines found in Thrift Bulletin 13a. As of September 30, 2005 the Company was within all policy limits.

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

In general, liquidity risk is managed daily by controlling the level of Federal Funds (either purchased or sold) to supplement the cash flows received from operating, investing and other financing activities (see Consolidated Statement of Cash Flows). During the first nine months of 2005, Federal Funds sold averaged $4.5 million and Federal Funds purchased averaged $5.4 million. The Company maintains Federal Funds credit lines of $50 million with major banks subject to the customary terms and conditions for such arrangements and $175 million in repurchase lines with major brokers. In addition the Company has additional borrowing capacity of $168.6 million from the Federal Home Loan Bank.

At September 30, 2005, the Company had available liquid assets, which included cash and cash equivalents and unpledged investment securities of approximately $116.8 million, which represents 9.0% of total assets.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the third quarter of 2005.

                                                                   NUMBER OF SHARES    APPROXIMATE DOLLAR
                                                                   PURCHASED AS PART  VALUE OF SHARES THAT
                                                   AVERAGE           OF A PUBLICLY         MAY YET BE
                             NUMBER OF            PRICE PER        ANNOUNCED PLAN OR  PURCHASED UNDER THE
SECOND QUARTER 2005           SHARES                SHARE               PROGRAM         PLAN OR PROGRAM
----------------------------------------------------------------------------------------------------------
07/01/2005 - 07/31/2005              2,124  $                 500              2,124  $          5,775,100
08/01/2005 - 08/31/2005              1,228                    500              1,228             5,161,100
09/01/2005 - 09/30/2005                661                    500                661             4,830,600
----------------------------------------------------------------------------------------------------------
Total                                4,013  $                 500              4,013  $          4,830,600

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Not  applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

ITEM 5.  OTHER INFORMATION
--------------------------

None

ITEM 6.  EXHIBITS
-----------------

See Exhibit Index on Page 32

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FARMERS & MERCHANTS BANCORP


Date: November 4, 2005                         /s/ Kent A. Steinwert
                                              -----------------------
                                              Kent A. Steinwert
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)



Date: November 4, 2005                         /s/ Stephen W. Haley
                                              ------------------------
                                              Stephen W. Haley
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Accounting Officer)




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