Form 10-K
period 2005-12-31
FARMERS & MERCHANTS BANCORP
filed 2006-03-16
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-K
                           --------------------------
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                              Yes [ ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                              Yes [ ]     No [X]


Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [ ]   Accelerated Filer [X]    Non-accelerated filer [ ]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act)    Yes  [ ]    No  [X]

The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2005 (based on the last reported trade on June 23,
2005)  was  $414,793,500

The  number  of  shares  of  Common  Stock  outstanding as of February 28, 2006:
821,600

Documents Incorporated by Reference:
Portions of the Annual Report to Shareholders for fiscal year ended December 31, 2005 are incorporated by reference in Part I, Item 1 and Part II, Items 5 through 8 and 9A. Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

                             FARMERS & MERCHANTS BANCORP
                                      FORM 10-K
                                  TABLE OF CONTENTS
                                  -----------------


PART I                                                                           PAGE
------                                                                           ----
     Introduction                                                                   5

     Item  1.     Business                                                          5

     Item 1A.     Risk Factors                                                     21

     Item 1B.     Unresolved Staff Comments                                        26

     Item  2.     Properties                                                       26

     Item  3.     Legal Proceedings                                                26

     Item  4.     Submission of Matters to a Vote of Security Holders              26

PART II
-------

     Item  5.     Market for the Registrant's Common Equity, Related
                  Stockholder Matters and Issuer Purchases of Equity Securities    26

     Item  6.     Selected Financial Data                                          28

     Item  7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              28

     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk       28

     Item  8.     Financial Statements and Supplementary Data                      28

     Item  9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                              29

     Item 9A.     Controls and Procedures                                          29

     Item 9B.     Other Information                                                29


PART III
--------

     Item 10.     Directors and Executive Officers of the Company                  29

     Item 11.     Executive Compensation                                           29

     Item 12.     Security Ownership of Certain Beneficial
                  Owners and Management and Related Stockholder Matters            29

     Item 13.     Certain Relationships and Related Transactions                   29

     Item 14.     Principal Accountant Fees and Services                           30

PART IV
-------

     Item 15.     Exhibits and Financial Statement Schedules                       30

Signatures                                                                         31

Index to Exhibits                                                                  32

INTRODUCTION - FORWARD LOOKING STATEMENTS
This Form 10-K contains various forward-looking statements, usually containing the words "estimate," "project," "expect," "objective," "goal," or similar expressions and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, agricultural, real estate, consumer, and other lending activities; (iv) changes in federal and state banking laws or regulations; (v) competitive pressure in the banking industry;
(vi) changes in governmental fiscal or monetary policies; (vii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (viii) other factors discussed in Item 1A - Risk Factors.

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

The Bank continued expansion in the Lodi market area and also acquired three offices in Turlock and Hilmar in 1985. The service area was next expanded by opening a loan production office in the community of Elk Grove. This office was later converted to a full service branch. A third office was also opened in Modesto. The year 2002 saw the opening of the Lincoln Center office, the Company's first branch in the city of Stockton. In September, 2003 the Bank opened its fourth office in Modesto. Located across from the Vintage Faire Mall, this branch incorporates state of the art technology throughout and represents the template for the Bank's future branch expansions and renovations.

During 2004 the Company initiated a major branch expansion, relocation and renovation program. This program continued into 2005 with the opening of a second Galt office in June and a new full-service branch in downtown Sacramento in February 2006. Other new branches will be opened during 2006 in Lodi and Stockton and the downtown Turlock branch will be relocated to a new facility. During 2005 renovations were completed at many branches, both to update these facilities and comply with the Americans with Disabilities Act. The Company currently estimates that the capital expenditures associated with this multi-year program will be in excess of $10 million, which will result in an increase in the Company's occupancy and equipment expenses.

On March 10, 1999, Farmers & Merchants Bancorp (together with its subsidiaries, the "Company"), pursuant to a reorganization, acquired all of the voting stock of Farmers & Merchants Bank of Central California (the "Bank"). Farmers & Merchants Bancorp is a bank holding company incorporated in the State of Delaware, and registered under the Bank Holding Company Act of 1956, as amended. The Company's outstanding securities as of December 31, 2005 consisted of 823,651 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company's principal asset.

The Bank's two wholly owned subsidiaries are Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Farmers & Merchants Investment Corporation is currently dormant and Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank.

F & M Bancorp, Inc. was created in March 2002 to protect the name "F & M Bank". During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name, "F & M Bank" as part of a larger effort to enhance the Company's image and build brand name recognition. Since 2002, the Company has converted most of its daily operating and image advertising to the "F & M Bank" name and the Company's logo, slogan and signage were redesigned to incorporate the trade name, "F & M Bank".

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

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is a California state-chartered non-fed member bank subject to the regulation and examination of the California Department of Financial Institutions. Since August 1, 1940, the Bank had also been a member of the Federal Reserve System and the FRB served as its primary Federal regulator. However, at a meeting of the Board of Directors of the Bank on April 5, 2005, the Board decided to withdraw from membership in the Federal Reserve System. The Bank received the FRB's approval for this action on April 18, 2005. As a result, the Bank's primary federal regulator is now the Federal Deposit Insurance Corporation. The FRB will continue to regulate and examine the Company but not the Bank. Management and the Board believe that this change will not have any operating or financial impact on the Company or the Bank.

Service  Area
The Company services the northern Central Valley of California with 19 banking offices. The area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock and Hilmar.

Through its network of banking offices, the Company emphasizes personalized service along with a full range of banking services to businesses and individuals located in the service areas of its offices. Although the Company focuses on marketing its services to small and medium sized businesses, a full range of retail banking services are made available to the local consumer market.

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

The Company also offers a wide range of specialized services designed for the needs of its commercial accounts. These services include a credit card program for merchants, collection services, lockbox, investment sweep, on-line account access, and electronic funds transfers by way of domestic and international wire and automated clearinghouse.

The Company makes available investment products to customers, including mutual funds and annuities. These investment products are offered through a third party, which employs investment advisors to meet with and provide investment advice to the Company's customers.

Employees
At December 31, 2005, the Company employed a total of 294 full time equivalent employees. The Company believes that its employee relations are satisfactory.

Competition
The banking and financial services industry in California generally, and in the Company's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The Company competes with other major commercial banks, diversified financial institutions, credit unions, savings and loan associations, money market and other mutual funds, mortgage companies, and a variety of other non-banking financial services and advisory
companies.   Federal legislation encourages competition between different types of financial service providers and has fostered new entrants into the financial services market, and it is anticipated that this trend will continue. Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies.

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

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statues and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. See Item 1. Business - Supervision and Regulation, below.

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

The  Company
The Company is a registered bank holding company and is subject to regulation under the Bank Holding Company Act of 1956 ("BHCA"), as amended. Accordingly, the Company's operations are subject to extensive regulation and examination by the FRB. The Company is required to file with the FRB quarterly and annual reports and such additional information as the FRB may require pursuant to the Bank Holding Company Act. The FRB conducts periodic examinations of the Company.

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

The Gramm-Leach-Bliley Act of 1999 ("GLBA") eliminated many of the restrictions placed on the activities of bank holding companies that become financial holding companies. Among other things, GLBA repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that are financial holding companies to engage in activities, and acquire companies engaged in activities, that are: financial in nature (including insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities); incidental to financial activities; or complementary to financial activities if the FRB determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. The Company has not become a financial holding company.GLBA also permits national banks to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations.

The Company's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act.


The  Bank
The Bank, as a California chartered non-member bank, is subject to primary supervision, periodic examination and regulation by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank's deposit insurance, which for a California chartered bank would result in a revocation of the Bank's charter. The DFI has many of the same remedial powers.

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

Part of the USA Patriot Act requires covered financial institutions to: (i) establish an anti-money laundering program; (ii) establish appropriate anti-money laundering policies, procedures and controls; (iii) appoint a Bank Secrecy Act officer responsible for day-to-day compliance; and (iv) conduct independent audits. The Patriot Act also expands penalties for violation of the anti-money laundering laws, including expanding the circumstances under which funds in a bank account may be forfeited. The Patriot Act also requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. Various measures are currently pending before Congress to extend portions of the Patriot Act.

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $30.8 million at December 31, 2005.

The FDIC and the DFI also have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the FRB and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The DFI may impose similar limitations on the Bank. See "Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "Capital Standards" for a discussion of these additional restrictions on capital distributions.

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

As of December 31, 2005 and 2004 the Company and the Bank's risk-based capital ratios were as follows:

                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                  Regulatory Capital         Prompt Corrective
(in thousands)                                               Actual                  Requirements            Action Provisions
December 31, 2005                                      Amount        Ratio       Amount        Ratio       Amount        Ratio
---------------------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
THE BANK:
Total Bank Capital to Risk Weighted Assets           $   148,139       12.14%  $    97,606        8.00%  $   122,008       10.00%
Tier 1 Bank Capital to Risk Weighted Assets          $   132,854       10.89%  $    48,803        4.00%  $    73,205        6.00%
Tier 1 Bank Capital to Average Assets                $   132,854       10.25%  $    51,852        4.00%  $    64,815        5.00%

THE COMPANY:
Total Consolidated Capital to Risk Weighted Assets   $   150,648       12.32%  $    97,805        8.00%       N/A          N/A
Tier 1 Consolidated Capital to Risk Weighted Assets  $   135,333       11.07%  $    48,903        4.00%       N/A          N/A
Tier 1 Consolidated Capital to Average Assets        $   135,333       10.42%  $    51,936        4.00%       N/A          N/A

December 31, 2004                                       Amount       Ratio        Amount       Ratio        Amount       Ratio
---------------------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
THE BANK:
Total Bank Capital to Risk Weighted Assets           $   136,916       13.00%  $    84,243        8.00%  $   105,303       10.00%
Tier 1 Bank Capital to Risk Weighted Assets          $   123,695       11.75%  $    42,121        4.00%  $    63,182        6.00%
Tier 1 Bank Capital to Average Assets                $   123,695       10.41%  $    47,540        4.00%  $    59,425        5.00%

THE COMPANY:
Total Consolidated Capital to Risk Weighted Assets   $   140,828       13.34%  $    84,437        8.00%       N/A          N/A
Tier 1 Consolidated Capital to Risk Weighted Assets  $   127,577       12.09%  $    42,218        4.00%       N/A          N/A
Tier 1 Consolidated Capital to Average Assets        $   127,577       10.69%  $    47,720        4.00%       N/A          N/A

Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective

Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" Company must develop a capital restoration plan. At December 31, 2005 the Company exceeded all of the required ratios for classification as "well capitalized." It should be noted, however, that the Company's capital category is determined solely for the purpose of applying the federal banking agencies' prompt corrective action regulations and the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

Safety  and  Soundness  Standards
The federal banking agencies have adopted guidelines designed to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, any insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses;
(iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the Board of Directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance
The Company's deposit accounts are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operation, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the Company's primary regulator.

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2005, ranged from 0 to 27 basis points per $100 of insured deposits, based on the results of examinations, findings by the Company's primary federal regulator and other information deemed relevant by the FDIC to the Company's financial condition and the risk posed to the BIF. The risk classification is based on an institution's capital group and supervisory subgroup assignment. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups." Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

The President signed the budget reconciliation package (S. 1932) that contains the comprehensive Federal Deposit Insurance Reform Act of 2005. This legislation, among other things, (i) merges the BIF and the Savings Associations Insurance Fund into the Deposit Insurance Fund (DIF); (ii) establishes a process for indexing coverage levels to account for inflation; (iii) sets a cap on the DIF; (iv) sets up a system of dividends; (v) gives certain banks credit for past overpayments to the fund; (vi) gives the FDIC added flexibility should the fund ever face financial difficulty; and (vii) increases deposit insurance coverage to $250,000 for certain retirement accounts. The legislation will become effective six months after the FDIC completes their regulations covering the above items.

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

A bank's compliance with the Community Reinvestment Act is based on a performance based evaluation system which bases CRA ratings on an institution's lending service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank's latest CRA examination was completed by the Federal Reserve Bank of San Francisco and the lending test portion included a review of small business, small farm, and home mortgage loans originated between October 1, 2001 and September 30, 2003. Community development lending as well as investment and service activities were reviewed for all of

2002 and 2003. The Bank received a High Satisfactory rating in the lending area and an Outstanding rating in the areas of investment and service. The Bank received an overall rating of OUTSTANDING in complying with its CRA obligations. The Bank is expecting to have another CRA exam during the 2nd quarter of 2006.

The Sarbanes-Oxley Act of 2002 ("the Act")
This legislation addresses accounting oversight and corporate governance matters, including:

- the creation of a five-member oversight board that sets standards for accountants and has investigative and disciplinary powers;
- the prohibition of accounting firms from providing various types of consulting services to public clients and requires accounting firms to rotate partners among public client assignments every five years;
-    increased penalties for financial crimes;
- expanded disclosure of corporate operations and internal controls and certification of financial statements;
-    enhanced controls on, and reporting of, insider trading; and
- prohibition on lending to officers and directors of public companies, although the Bank may continue to make these loans within the constraints of existing banking regulations.

As a public reporting company, the Company is subject to the requirements of this legislation and related rules and regulations issued by the Securities and Exchange Commission. The Company has incurred additional expense as a result of the Act, but compliance with the Act has not had a material impact on the business.

Statistical Disclosures
The tables on the following pages set forth certain statistical information for Farmers & Merchants Bancorp on a consolidated basis. This information should be read in conjunction with "Management's Discussion and Analysis" in the Company's 2005 Annual Report to Shareholders, which is filed herewith as Exhibit 13, and which is incorporated herein by reference and with the Company's Consolidated Financial Statements and the Notes thereto included in Company's 2005 Annual Report to Shareholders, also contained in Exhibit 13, and which is incorporated herein by reference.

FARMERS & MERCHANTS BANCORP

INVESTMENT PORTFOLIO
The following table summarizes the balances and distributions of the
investment securities held on the dates indicated.   Available    Held to   Available    Held to   Available    Held to
                                                      for Sale   Maturity    for Sale   Maturity    for Sale   Maturity
---------------------------------------------------  ---------------------  ---------------------  ---------------------
DECEMBER 31:  (IN THOUSANDS)                                  2005                   2004                   2003
---------------------------------------------------  ---------------------  ---------------------  ---------------------
  U. S. Agency                                       $   29,926  $  30,644  $   75,065  $  19,943  $   76,398  $       -
  Municipal                                              15,576     66,260      18,009     56,240      28,794     37,582
  Mortgage-Backed Securities                            106,433     10,881      85,831     13,471     108,953          -
  Other                                                   6,094      2,126       6,583        298       9,820        375
---------------------------------------------------  ----------  ---------  ----------  ---------  ----------  ---------
    TOTAL BOOK VALUE                                 $  158,029  $ 109,911  $  185,488  $  89,952  $  223,965  $  37,957
===================================================  ==========  =========  ==========  =========  ==========  =========
    FAIR VALUE                                       $  158,029  $ 108,060  $  185,488  $  90,212  $  223,965  $  38,739
===================================================  ==========  =========  ==========  =========  ==========  =========

ANALYSIS OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following table is a summary of the relative maturities and yields of the Company's investment securities
Available-for-Sale as of December 31, 2005. Non-taxable municipal securities have been calculated on a fully taxable equivalent basis.


INVESTMENT SECURITIES AVAILABLE-FOR-SALE                                                                Fair    Average
DECEMBER 31, 2005 (IN THOUSANDS)                                                                       Value     Yield
----------------------------------------------------------------------------------------------------  --------  --------
U.S. AGENCY
  One year or less                                                                                    $      -        -
  After one year through five years                                                                     20,014     3.74%
  After five years through ten years                                                                     9,912     4.13%
  After ten years                                                                                            -        -
----------------------------------------------------------------------------------------------------  --------  --------
    TOTAL U.S. AGENCY SECURITIES                                                                        29,926     3.87%
----------------------------------------------------------------------------------------------------  --------  --------
MUNICIPAL - NON-TAXABLE
  One year or less                                                                                       5,047     4.22%
  After one year through five years                                                                      9,599     5.40%
  After five years through ten years                                                                         -        -
  After ten years                                                                                          930     7.93%
----------------------------------------------------------------------------------------------------  --------  --------
    TOTAL NON-TAXABLE MUNICIPAL SECURITIES                                                              15,576     5.17%
----------------------------------------------------------------------------------------------------  --------  --------
MORTGAGE-BACKED SECURITIES
  One year or less                                                                                           -        -
  After one year through five years                                                                      2,558     3.50%
  After five years through ten years                                                                    33,571     3.80%
  After ten years                                                                                       70,304     4.81%
----------------------------------------------------------------------------------------------------  --------  --------
    TOTAL MORTGAGE-BACKED SECURITIES                                                                   106,433     4.46%
----------------------------------------------------------------------------------------------------  --------  --------
OTHER
  One year or less                                                                                       6,094     5.57%
  After one year through five years                                                                          -        -
  After five years through ten years                                                                         -        -
  After ten years                                                                                            -        -
----------------------------------------------------------------------------------------------------  --------  --------
    TOTAL OTHER SECURITIES                                                                               6,094     5.57%
----------------------------------------------------------------------------------------------------  --------  --------
    TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE                                                    $158,029     4.46%
====================================================================================================  ========  ========
Note:  The average yield for floating rate securities is calculated using the current stated yield.

FARMERS & MERCHANTS BANCORP
ANALYSIS OF INVESTMENT SECURITIES HELD-TO-MATURITY
The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2005.
Non-taxable municipal securities have been calculated on a fully taxable equivalent basis.


INVESTMENT SECURITIES HELD-TO-MATURITY                Book    Average
DECEMBER 31, 2005 (IN THOUSANDS)                     Value     Yield
--------------------------------------------------  --------  --------
U.S. AGENCY
  One year or less                                  $      -        -
  After one year through five years                   14,999     3.70%
  After five years through ten years                  15,645     4.39%
  After ten years                                          -        -
--------------------------------------------------  --------  --------
    TOTAL U.S. AGENCY SECURITIES                      30,644     4.05%
--------------------------------------------------  --------  --------
MUNICIPAL - NON-TAXABLE
  One year or less                                     1,249     6.28%
  After one year through five years                   11,775     4.16%
  After five years through ten years                   9,081     4.37%
  After ten years                                     44,155     5.21%
--------------------------------------------------  --------  --------
    TOTAL NON-TAXABLE MUNICIPAL SECURITIES            66,260     4.93%
--------------------------------------------------  --------  --------
MORTGAGE-BACKED SECURITIES
  One year or less                                         -        -
  After one year through five years                        -        -
  After five years through ten years                  10,881     3.86%
  After ten years                                          -        -
--------------------------------------------------  --------  --------
    TOTAL MORTGAGE-BACKED SECURITIES                  10,881     3.86%
--------------------------------------------------  --------  --------
OTHER
  One year or less                                         -        -
  After one year through five years                        -        -
  After five years through ten years                     145     6.98%
  After ten years                                      1,981     4.60%
--------------------------------------------------  --------  --------
    TOTAL OTHER SECURITIES                             2,126     4.76%
--------------------------------------------------  --------  --------
    TOTAL INVESTMENT SECURITIES HELD-TO-MATURITY    $109,911     4.58%
==================================================  ========  ========

FARMERS & MERCHANTS BANCORP

LOAN  DATA
(in  thousands)
The following table shows the Bank's loan composition by type of loan.
                                                                            December 31,
                                                          2005       2004       2003       2002       2001
------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
  Real Estate                                           $432,378   $431,746   $386,735   $322,074   $282,328
  Real Estate Construction                               110,235     62,446     77,115     66,467     49,692
  Home Equity                                             69,013     63,782     55,827     45,150     22,123
  Agricultural                                           170,657    151,002    134,862    109,130    110,707
  Commercial                                             174,530    142,133    136,955    135,877    117,202
  Consumer                                                12,653     11,933     11,979     13,948     17,022
  Credit Card                                              5,353      5,021      4,549      4,252      3,157
  Other                                                      952      1,019        976      1,795        954
------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
TOTAL LOANS                                              975,771    869,082    808,998    698,693    603,185
Less:
  Unearned Income                                          2,514      2,174      2,092      2,018      1,016
  Allowance for Loan Losses                               17,860     17,727     17,220     16,684     12,709
------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
LOANS, NET                                              $955,397   $849,181   $789,686   $679,991   $589,460
======================================================  =========  =========  =========  =========  =========

There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

NON-PERFORMING LOANS
(in thousands)
                                                                            December 31,
                                                          2005       2004       2003       2002       2001
------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
NONACCRUAL LOANS
  Real Estate                                           $    464   $    214   $  1,670   $  2,180   $  1,015
  Commercial                                                 142          0        516        452      1,302
  Consumer                                                     0          0        181          2         36
  Credit Card                                                  0          0          0          0          0
  Other                                                        0          0          0        263          0
------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
TOTAL NONACCRUAL LOANS                                       606        214      2,367      2,897      2,353
------------------------------------------------------  ---------  ---------  ---------  ---------  ---------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
  Real Estate                                                 66          0        139          1          0
  Commercial                                                   0          0         41          0          0
  Consumer                                                     0          0          0          0          0
  Credit Card                                                 22         11         37          9         56
  Other                                                        0          0          0          0          0
------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
TOTAL ACCRUING LOANS PAST DUE 90 DAYS OR MORE                 88         11        217         10         56
------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
TOTAL NON-PERFORMING LOANS                              $    694   $    225   $  2,584   $  2,907   $  2,409
======================================================  =========  =========  =========  =========  =========

Other Real Estate Owned                                 $      0   $      0   $      0   $      0   $      0

Non-Performing Loans as a Percent of Total Loans            0.07%      0.03%      0.32%      0.42%      0.40%
======================================================  =========  =========  =========  =========  =========

Allowance for Loan Losses as a Percent of Total Loans       1.83%      2.04%      2.13%      2.39%      2.11%
======================================================  =========  =========  =========  =========  =========

The Bank's policy is to place loans (Excluding Credit Card Loans) on nonaccrual status when the principal or interest is past due for ninety days or more unless it is both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Thereafter interest is recognized as income only as it is collected in cash. The gross interest income that would have been recorded if the loans had been current for the year ending December 31, 2005 was $49,794. For a discussion of impaired loan policy see Note
4. in the Notes to the Consolidated Financial Statements of the Company's 2005 Annual Report to Shareholders.

FARMERS & MERCHANTS BANCORP

PROVISION AND ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)
A five-year review of activity in the allowance for loan losses and an allocation by loan type of the allowance is shown in the tables below.


                                               2005      2004      2003      2002      2001
-------------------------------------------  --------  --------  --------  --------  --------
Allowance for Loan Losses Beginning of Year  $17,727   $17,220   $16,684   $12,709   $11,876
Provision Charged to Expense                     425     1,275       625     4,926     1,000

CHARGE OFFS:
  Real Estate                                      -         -         1         -         -
  Agricultural                                   199         5         0       149        94
  Commercial                                     442       700       282       966       507
  Consumer                                        26         7       175        78        68
  Credit Card                                    200       243       239        93        85
  Other                                            -         -         -         -         -
-------------------------------------------  --------  --------  --------  --------  --------
    TOTAL CHARGE OFFS                            867       955       697     1,286       754
-------------------------------------------  --------  --------  --------  --------  --------

RECOVERIES:
  Real Estate                                      -         -       143         0        18
  Agricultural                                   376        26        17       141         0
  Commercial                                     134       209       394       149       525
  Consumer                                        19        32        25        34        14
  Credit Card                                     46        31        29        11        30
  Other                                            -         -         -         -         -
-------------------------------------------  --------  --------  --------  --------  --------
    TOTAL RECOVERIES                             575       298       608       335       587
-------------------------------------------  --------  --------  --------  --------  --------
NET (CHARGE-OFFS) RECOVERIES                    (292)     (657)      (89)     (951)     (167)
-------------------------------------------  --------  --------  --------  --------  --------
LESS RECLASSIFICATION ADJUSTMENT                   -      (111)        -         -         -
-------------------------------------------  --------  --------  --------  --------  --------
TOTAL ALLOWANCE FOR LOSSES                   $17,860   $17,727   $17,220   $16,684   $12,709
===========================================  ========  ========  ========  ========  ========

*As of December 31, 2004, the Company reclassified $111,000 of the Allowance for Loan Losses that pertained to commitments under commercial and standby letters of credit to the "other liabilities" section of the Consolidated Balance Sheets.

RATIOS:
Allowance for Losses to:
  Loans at Year End                             1.83%     2.04%     2.13%     2.39%     2.11%
  Average Loans                                 1.98%     2.15%     2.33%     2.62%     2.42%

Consolidated Net Charge-Offs to:
  Loans at Year End                             0.03%     0.08%     0.01%     0.14%     0.03%
  Average Loans                                 0.03%     0.08%     0.01%     0.15%     0.03%

For a description of the Company's policy regarding the Allowance for Loan Losses, see Note 1. in the Notes to the Consolidated Financial Statements of the 2005 Annual Report to Shareholders.

ALLOCATION OF THE ALLOWANCE FOR LOSSES
(dollars in thousands)        AMOUNT OF ALLOWANCE ALLOCATION AT DECEMBER 31,
                          -----------------------------------------------------
                            2005       2004       2003       2002       2001
------------------------  ---------  ---------  ---------  ---------  ---------
Real Estate               $   5,344  $   5,136  $   6,216  $   4,718  $   3,433
Real Estate Construction      1,088        427      1,080        912        593
Home Equity                     416        170        471        450        210
Agricultural                  1,786      4,342      4,681      3,702      3,722
Commercial                    8,317      5,849      3,957      5,681      3,873
Consumer                         89        133        104        427        283
Other                           543      1,312        569        715        435
Unallocated                     277        358        142         79        160
------------------------  ---------  ---------  ---------  ---------  ---------
Total                     $  17,860  $  17,727  $  17,220  $  16,684  $  12,709
========================  =========  =========  =========  =========  =========

                                    PERCENT OF LOANS IN EACH CATEGORY
                                      TO TOTAL LOANS AT DECEMBER 31,
                          -----------------------------------------------------
                            2005       2004       2003       2002       2001
------------------------  ---------  ---------  ---------  ---------  ---------
Real Estate                   44.3%      49.7%      47.8%      46.1%      46.8%
Real Estate Construction      11.3%       7.2%       9.5%       9.5%       8.2%
Home Equity                    7.1%       7.3%       6.9%       6.5%       3.7%
Agricultural                  17.5%      17.4%      16.7%      15.6%      18.4%
Commercial                    17.9%      16.4%      16.9%      19.4%      19.4%
Consumer                       1.3%       1.4%       1.5%       2.0%       2.8%
Credit Card                    0.5%       0.6%       0.6%       0.6%       0.5%
Other                          0.1%       0.1%       0.1%       0.3%       0.2%
------------------------  ---------  ---------  ---------  ---------  ---------
Total                        100.0%     100.0%     100.0%     100.0%     100.0%
========================  =========  =========  =========  =========  =========

FARMERS & MERCHANTS BANCORP
MATURITIES AND RATE SENSITIVITY OF LOANS
(in thousands)
The following table shows the maturity distribution and interest rate sensitivity of certain loans of the Company on December 31, 2005


                                       Over One
                                       Year to      Over
                           One Year      Five       Five
                           or Less      Years       Years      Total    Percent
------------------------  ----------  ----------  ---------  ---------  --------
Real Estate               $  19,730   $  84,046   $328,602   $432,378     45.19%
Real Estate Construction     57,886      30,911     21,438    110,235     11.52%
Home Equity                      40         198     68,775     69,013      7.21%
Agricultural                 80,233      75,313     15,111    170,657     17.84%
Commercial                  101,013      60,131     13,386    174,530     18.24%
------------------------  ----------  ----------  ---------  ---------  --------
  Total                   $ 258,902   $ 250,599   $447,312   $956,813    100.00%
========================  ==========  ==========  =========  =========  ========


Rate Sensitivity:
  Predetermined Rate      $  44,191   $  83,045   $137,563   $264,799     27.68%
  Floating Rate             214,711     167,554    309,749    692,014     72.32%
------------------------  ----------  ----------  ---------  ---------  --------
  Total                   $ 258,902   $ 250,599   $447,312   $956,813    100.00%
========================  ==========  ==========  =========  =========  ========
Percent                       27.06%      26.19%     46.75%    100.00%
========================  ==========  ==========  =========  =========


COMMITMENTS AND LINES OF CREDIT

The Company issues formal commitments or lines of credit to financially responsible commercial and agricultural enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of letters of credit to facilitate the customer's particular business transactions. For further discussion about commitments, see Note 15 in the Company's 2005 Annual Report to Shareholders.

FARMERS & MERCHANTS BANCORP
ANALYSIS OF CERTIFICATES OF DEPOSIT
(In thousands)
The following table sets forth, by time remaining to maturity, the Company's time deposits in amounts of $100,000 or more for the periods indicated.

                                             December 31,
                                                 2005
-------------------------------------------  -------------
TIME DEPOSITS OF $100,000 OR MORE
  Three Months or Less                       $     123,593
  Over Three Months Through Six Months              41,093
  Over Six Months Through Twelve Months             36,684
  Over Twelve Months                                 6,606
-------------------------------------------  -------------
    TOTAL TIME DEPOSITS OF $100,000 OR MORE  $     207,976
===========================================  =============

Refer to the Year-To-Date Average Balances and Rate Schedules for information on separate deposit categories.


RATIOS

Refer to the Five Year Financial Summary of Operations located in the Farmers & Merchants Bancorp Annual Report to Shareholders for the year ended December 31, 2005 for calculations of Return on Average Equity, Return on Average Assets, Dividend Payout Ratio and Equity to Assets Ratio.


SHORT-TERM BORROWINGS

Refer to Note 9 of the Consolidated Financial Statements included in the Farmers & Merchants Bancorp Annual Report to Shareholders for the year ending December 31, 2005.


ITEM 1A. RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes may affect our business are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

RISKS  ASSOCIATED  WITH  OUR  BUSINESS.
---------------------------------------

WE ARE DEPENDENT ON REAL ESTATE AND A DOWNTURN IN THE REAL ESTATE MARKET COULD HURT OUR BUSINESS.

A significant portion of our loan portfolio is dependent on real estate. At December 31, 2005, real estate served as the principal source of collateral with respect to approximately 63% of our loan outstandings. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

OUR REAL ESTATE LENDING ALSO EXPOSES US TO THE RISK OF ENVIRONMENTAL
LIABILITIES.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

OUR BUSINESS IS SUBJECT TO INTEREST RATE RISK AND CHANGES IN INTEREST RATES MAY ADVERSELY AFFECT OUR PERFORMANCE AND FINANCIAL CONDITION.

Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we would expect our interest rate spread to increase if interest rates rise and, conversely, to decline if interest rates fall. Increasing levels of competition in the banking and financial services business may decrease our interest rate spread by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates and increasing competition may have an adverse effect on our business, financial condition and results of operations.

A sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, prepaying their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our commercial real estate and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan demand available in our market. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments.

FAILURE TO SUCCESSFULLY EXECUTE OUR STRATEGY COULD ADVERSELY AFFECT OUR PERFORMANCE.

Our financial performance and profitability depends on our ability to execute
our corporate growth strategy.   Continued growth, however, may present
operating and other problems that could adversely affect our business, financial
condition and results of operations.   Accordingly, there can be no assurance
that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced. Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as:

     - Inability to control non-interest expense, including, but not limited to, rising employee and healthcare costs;

     -    Inability to increase non-interest income; and

     -    Continuing ability to expand through de novo branching or otherwise.


ECONOMIC CONDITIONS IN OUR SERVICE AREAS COULD ADVERSELY AFFECT OUR OPERATIONS AND/OR CAUSE US TO SUSTAIN LOSSES.

Our retail and commercial banking operations are concentrated primarily in Sacramento, San Joaquin, Stanislaus and Merced Counties. As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area. A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock.

This Company's service areas can be significantly impacted by the seasonal and cyclical trends of the agricultural industry. As a result, the Company's financial results are influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and the planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold). Additionally, although the Company's loan portfolio is believed to be well diversified, at various times during the year approximately 35% of the Company's loan balances can be outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, walnuts, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company's, to cyclical downturns in any one commodity.

WE FACE STRONG COMPETITION FROM FINANCIAL SERVICE COMPANIES AND OTHER COMPANIES THAT OFFER BANKING SERVICES THAT COULD HURT OUR BUSINESS.

The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services business may reduce our market share, decrease loan demand, cause the prices we charge for our services to fall, or decrease our net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Therefore, our results may differ in future periods depending upon the nature or level of competition.


Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.


WE MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED PEOPLE.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most of our activities can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.


OUR INTERNAL OPERATIONS ARE SUBJECT TO A NUMBER OF RISKS.

We are subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.

Information Systems. We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Technological Advances. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Severe Weather, Natural Disasters, Acts Of War Or Terrorism and Other External Events. Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Operations in several of our markets could be disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to our banking and operation facilities. While we have not experienced such an occurrence to date, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

WE DEPEND ON CASH DIVIDENDS FROM OUR SUBSIDIARY BANK TO MEET OUR CASH
OBLIGATIONS.

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our Trust Preferred Securities and our other obligations, including cash dividends. See "Item 5 - Market for Common Equity and Related Stockholder Matters." Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval.

RISKS ASSOCIATED WITH OUR INDUSTRY.
-----------------------------------

WE ARE SUBJECT TO GOVERNMENT REGULATION THAT COULD LIMIT OR RESTRICT OUR ACTIVITIES, WHICH IN TURN COULD ADVERSELY IMPACT OUR OPERATIONS.

The financial services industry is regulated extensively. Federal and State regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on our operations.

New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business.

Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects economic conditions for us.

NEW LEGISLATIVE AND REGULATORY PROPOSALS MAY AFFECT OUR OPERATIONS AND GROWTH.

Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, banks and other financial institutions and companies that control such institutions are frequently raised in the U.S. Congress, the California legislature and before bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes might have on us or our subsidiaries are impossible to determine. Similarly, proposals to change the accounting treatment applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other appropriate authorities. The likelihood and impact of any additional future changes in law or regulation and the impact such changes might have on us or our subsidiaries are impossible to determine at this time.

RISKS ASSOCIATED WITH OUR STOCK.
--------------------------------

OUR STOCK TRADES LESS FREQUENTLY THAN OTHERS.

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

OUR STOCK PRICE IS AFFECTED BY A VARIETY OF FACTORS.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things:

     -    Actual or anticipated variations in quarterly results of operations.

     - Operating and stock price performance of other companies that investors deem comparable to our company.

     - News reports relating to trends, concerns and other issues in the financial services industry.

     - Perceptions in the marketplace regarding our company and/or its competitors.

OUR COMMON STOCK IS NOT AN INSURED DEPOSIT. Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS
The Company has no unresolved comments received from staff at the SEC.

ITEM 2. PROPERTIES
Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in nineteen locations in the Company's service area. Of the nineteen locations, thirteen are owned and six are leased. The expiration of these leases occurs between the years 2006 and 2015. See Note 15 to the Consolidated Financial Statements for more information concerning the Company's lease obligations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2005.

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

The following table summarizes the actual high and low sale prices for the Company's common stock since the first quarter of 2004. These figures are based on activity posted on the OTC Bulletin Board and on private transactions between individual shareholders that are reported to the Company.

               CALENDAR QUARTER     HIGH   LOW
               ----------------     ----   ---
     2005      Fourth quarter       $ 500  $465
               Third quarter          515   465
               Second quarter         515   438
               First quarter          525   415

     2004      Fourth quarter       $ 455  $400
               Third quarter          425   375
               Second quarter         435   325
               First quarter          375   300


As of February 28, 2006, there were approximately 1,404 shareholders of record of the Company's common stock.

Beginning in 1975 and continuing through 2005, the Company has issued a 5% stock dividend annually. For information regarding cash dividends declared, refer to the Five Year Financial Summary of Operations which appears in the Farmers & Merchants Bancorp 2005 Annual Report to Shareholders, which is filed herewith as
Exhibit 13 and which is incorporated herein by reference.

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

During the second quarter of 2004, the Board of Directors of Farmers & Merchants Bancorp approved a resolution authorizing the repurchase, from time to time, of outstanding shares of the common stock of the Company. The Board of Directors approved the repurchase program because it concluded that the Company has more capital than it needs to meet present and anticipated regulatory guidelines for the Bank to be classified as "well capitalized."

Repurchases will be made on the open market or through private transactions. When the Company repurchases shares in private transactions the price is determined based upon the most recent transactions that have occurred between third party shareholders. This repurchase program was announced in a press release dated June 21, 2004. The aggregate price to be paid by the Company for all repurchased stock will not exceed $10,000,000 and the program will expire on May 31, 2007. The repurchase program also requires that no purchases may be made if the Bank would not remain "well-capitalized" after the repurchase. All shares repurchased under the repurchase program will be retired.

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the fourth quarter of 2005.

                                      NUMBER OF SHARES    APPROXIMATE DOLLAR
                                      PURCHASED AS PART  VALUE OF SHARES THAT
                           AVERAGE      OF A PUBLICLY         MAY YET BE
               NUMBER OF  PRICE PER   ANNOUNCED PLAN OR   PURCHASED UNDER THE
PERIOD          SHARES      SHARE          PROGRAM          PLAN OR PROGRAM
-------------  ---------  ----------  -----------------  ---------------------
October 2005       1,406  $      493              1,406  $           4,137,600
November 2005        417         490                417              3,933,270
December 2005        100         490                100              3,884,270
-------------  ---------  ----------  -----------------  ---------------------
Total              1,923  $      492              1,923  $           3,884,270

All of the above shares were repurchased in private transactions.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data for the five years ended December 31, 2005 appears in the Five-Year Financial Summary in the Company's 2005 Annual Report to Shareholders, which is filed herewith as Exhibit 13, and which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See Management's Discussion and Analysis in the Company's 2005 Annual Report to Shareholders which is filed herewith as Exhibit 13, and which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Management's Discussion and Analysis in the Company's 2005 Annual Report to Shareholders which is filed herewith as Exhibit 13 and which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Consolidated Financial Statements and the related Notes to Consolidated Financial Statements in the Company's 2005 Annual Report to Shareholders which is filed herewith as Exhibit 13, and which are incorporated herein by reference (see table below).

                                  FARMERS & MERCHANTS BANCORP
                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                AND FINANCIAL STATEMENT SCHEDULES
                                          IN EXHIBIT 13

                                                                                            PAGE
                                                                                            ----
     Report of Management on Internal Control Over Financial Reporting                         1
     Reports of Independent Registered Public Accounting Firms                                 2
     Consolidated Financial Statements
          Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003     5


          Consolidated Balance Sheets - December 31, 2005 and 2004                             6
          Consolidated Statements of Changes in Shareholders' Equity - Years ended
          December 31, 2005, 2004 and 2003                                                     7
          Consolidated Statements of Comprehensive Income.                                     8
          Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004
          and 2003                                                                             9
     Notes to Consolidated Financial Statements                                               10


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management's report on internal control over financial reporting is set forth on page 1 in the Company's 2005 Annual Report, which is included as Exhibit 13 to this report on Form 10-K, and is incorporated herein by reference. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by Perry-Smith LLP, the independent, registered public accounting firm that audited the Company's 2005 Consolidated Financial Statements, as stated in its report, which is set forth on page 2 in the Company's 2005 Annual Report which is included as Exhibit 13 to this report on Form 10-K, and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION
None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
See "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the 2006 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION
See "Compensation of Directors and Executive Officers," "Report of Personnel Committee of the Board of Directors on Executive Compensation," "Deferred Bonus Plan," "Executive Retention Plan," "Profit Sharing Plan," "Defined Benefit Pension Plan", "Indexed Retirement Plan and Life Insurance Arrangements", "Employment Contracts and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" in the Company's definitive proxy statement for the 2006 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2006 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference. The Company does not have any equity compensation plans which require disclosure under Item 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
See "Employment Contracts and Termination of Employment and Change in Control Arrangements" and "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2006 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
See "Audit and Non-Audit Fees" in the Company's definitive proxy statement for the 2006 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

                                        Farmers & Merchants Bancorp
                                        (Registrant)

                                   By    /s/ Stephen W. Haley
                                         ------------------------------
Dated:  March 10, 2006                   Stephen W. Haley
                                         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2006.

/s/ Kent A. Steinwert
------------------------------                    President and
Kent A. Steinwert                                 Chief Executive Officer
                                                  (Principal Executive Officer)
/s/ Stephen W. Haley
------------------------------                    Executive Vice President &
Stephen W. Haley                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

/s/ Ole R. Mettler                                /s/ James E. Podesta
------------------------------                    -----------------------------
Ole R. Mettler, Chairman                          James E. Podesta, Director

/s/ Stewart Adams, Jr.                            /s/ Kevin Sanguinetti
------------------------------                    -----------------------------
Stewart Adams, Jr., Director                      Kevin Sanguinetti, Director

/s/ Ralph Burlington                              /s/ Harry C. Schumacher
------------------------------                    -----------------------------
Ralph Burlington, Director                        Harry C. Schumacher, Director

/s/ Edward Corum, Jr.                             /s/ Calvin Suess
------------------------------                    -----------------------------
Edward Corum, Jr., Director                       Calvin Suess, Director

/s/ Robert F. Hunnell                             /s/ Carl Wishek, Jr.
------------------------------                    -----------------------------
Robert F. Hunnell, Director                       Carl Wishek, Jr., Director

INDEX TO EXHIBITS
-----------------

Exhibit No.   Description
-----------   -----------
     2        Plan of Reorganization as filed on Form 8-K dated April 30, 1999, are incorporated herein by reference.
              Amended and Restated Certificate of Incorporation of Farmers & Merchants Bancorp, filed on Registrant's
     3(i)     Form 8-K dated April 30, 1999, is incorporated herein by reference.
              By-Laws of Farmers & Merchants Bancorp, filed on Registrant's Form 8-K dated April 30, 1999, is
     3(ii)    incorporated herein by reference.
              Deferred Bonus Plan of Farmers & Merchants Bank of Central California adopted as of March 2, 1999, filed
     10.3     on Registrant's Form 8-K dated April 30, 1999, is incorporated herein by reference.
              Amended and Restated Deferred Bonus Plan of Farmers & Merchants Bank of Central California, executed
     10.4     May 11, 1999, filed on Registrant's Form 8-K dated April 30, 1999, is incorporated herein by reference.
              Indexed Retirement Plan of Farmers & Merchants Bank of Central California adopted as of December, 2001, and implemented as of January 1, 2003, filed on Registrant's Form 10-K for the year ended December 31,
     10.8     2003, is incorporated herein by reference.
              Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed on Registrant's Form 10-K for the year ended December 31, 2004, is
     10.9     incorporated herein by reference.
              Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Chris C. Nelson, filed on Registrant's Form 10-K for the year ended December 31, 2004, is incorporated
     10.10    herein by reference.
              Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Deborah E. Hodkin, filed on Registrant's Form 10-K for the year ended December 31, 2004, is
     10.11    incorporated herein by reference.
              Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Kenneth W. Smith, filed on Registrant's Form 10-K for the year ended December 31, 2004, is
     10.12    incorporated herein by reference.
              Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Richard S. Erichson, filed on Registrant's Form 10-K for the year ended December 31, 2004, is
     10.13    incorporated herein by reference.
              Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Stephen W. Haley, filed on Registrant's Form 10-K for the year ended December 31, 2004, is
     10.14    incorporated herein by reference.
              2005 Deferred Bonus Plan of Farmers & Merchants Bank of Central California executed May 3, 2005, filed
     10.15    on Registrant's Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.
              Executive Retention Plan of Farmers & Merchants Bank of Central California executed May 3, 2005, filed
     10.16    on Registrant's Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.
              Amended and Restated Indexed Retirement Plan of Farmers & Merchants Bank of Central California
     10.17    adopted as of March 7, 2006.
     13       Annual Report to Shareholders of Farmers & Merchants Bancorp for the year ended December 31, 2005.
              Code of Conduct of Farmers & Merchants Bancorp, filed on Registrant's Form 10-K for the year ended
     14       December 31, 2003, is incorporated herein by reference.
              Letter regarding change in certifying accountant, filed on Registrant's Form 8-K/A dated March 17, 2005, is
     16.1     incorporated herein by reference.
              Letter regarding change in accounting principle, filed on Registrant's Form 10-K for the year ended
     18       December 31, 2004, is incorporated herein by reference.
              Subsidiaries of the Registrant, filed on Registrant's Form 10-K for the year ended December 31, 2003, is
     21       incorporated herein by reference.
     31(a)    Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31(b)    Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
              Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350,
     32       as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.