Form 10-Q
period 2006-03-31
FARMERS & MERCHANTS BANCORP
filed 2006-05-09
CIK 1085913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                       or

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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 819,485 as of May 1, 2006.

                                  FARMERS & MERCHANTS BANCORP


                                           FORM 10-Q
                                       TABLE OF CONTENTS


                                    -----------------------


PART I. - FINANCIAL INFORMATION                                                           PAGE
          ---------------------                                                           ----
     ITEM 1 - FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31, 2006 (Unaudited),
          December 31, 2005 and March 31, 2005 (Unaudited).                                  4

          Consolidated Statements of Income (Unaudited) for the Three Months
          Ended March 31, 2006 and 2005.                                                     5

          Consolidated Statements of Comprehensive Income (Unaudited) for the Three
          Months Ended March 31, 2006 and 2005.                                              6

          Consolidated Statements of Changes in Shareholders' Equity (Unaudited) for the
          Three Months Ended March 31, 2006 and 2005.                                        7

          Consolidated Statements of Cash Flows (Unaudited) for the Three Months
          Ended March 31, 2006 and 2005                                                      8

          Notes to the Consolidated Financial Statements                                     9

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                         13

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    25

     ITEM 4 - CONTROLS AND PROCEDURES                                                       29


PART II. - OTHER INFORMATION
           -----------------

     ITEM 1 - LEGAL PROCEEDINGS                                                             29

     ITEM 1A - RISK FACTORS                                                                 29

     ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                   30

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                               30

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           30


     ITEM 5 - OTHER INFORMATION                                                             30

     ITEM 6 - EXHIBITS                                                                      30


SIGNATURES                                                                                  31

INDEX TO EXHIBITS                                                                           31

PART I. - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP
CONSOLIDATED BALANCE SHEETS
===========================================================================================
(in thousands)                                    March 31,     December 31,    March 31,
                                                     2006           2005           2005
ASSETS                                           (Unaudited)                   (Unaudited)
-------------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due From Banks                        $    38,846   $      50,669   $    32,566
  Federal Funds Sold                                  10,125               -         2,700
-------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                   48,971          50,669        35,266

Investment Securities:
  Available-for Sale                                 152,249         158,029       162,763
  Held-to-Maturity                                   109,329         109,911       113,145
-------------------------------------------------------------------------------------------
    Total Investment Securities                      261,578         267,940       275,908
-------------------------------------------------------------------------------------------

Loans                                                958,227         973,257       856,832
  Less: Allowance for Loan Losses                     18,258          17,860        17,758
-------------------------------------------------------------------------------------------
  Loans, Net                                         939,969         955,397       839,074
-------------------------------------------------------------------------------------------
Premises and Equipment, Net                           18,491          17,522        14,913
Bank Owned Life Insurance                             37,195          36,799        35,606
Interest Receivable and Other Assets                  20,979          24,662        20,811
-------------------------------------------------------------------------------------------
    TOTAL ASSETS                                 $ 1,327,183   $   1,352,989   $ 1,221,578
===========================================================================================

LIABILITIES
-------------------------------------------------------------------------------------------
Deposits:
  Demand                                         $   277,028   $     325,745   $   247,812
  Interest Bearing Transaction                       130,644         138,321       114,049
  Savings                                            279,162         283,226       313,099
  Time                                               396,984         356,048       355,049
-------------------------------------------------------------------------------------------
    Total Deposits                                 1,083,818       1,103,340     1,030,009
-------------------------------------------------------------------------------------------

Fed Funds Purchased                                        -             650             -
Federal Home Loan Bank Advances                       90,835          98,847        40,878
Subordinated Debentures                               10,310          10,310        10,310
Interest Payable and Other Liabilities                14,805          16,194        20,936
-------------------------------------------------------------------------------------------
    Total Liabilities                              1,199,768       1,229,341     1,102,133
-------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common Stock                                             8               8             8
  Additional Paid-In Capital                          94,821          95,862        82,231
  Retained Earnings                                   34,400          29,463        39,763
  Accumulated Other Comprehensive Loss                (1,814)         (1,685)       (2,557)
-------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                       127,415         123,648       119,445
-------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 1,327,183   $   1,352,989   $ 1,221,578
===========================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
====================================================================================
(in thousands except per share data)                             Three Months
                                                                Ended March 31,
                                                               2006         2005
------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and Fees on Loans                               $    17,882   $    13,436
  Interest on Federal Funds Sold and Securities Purchased
    Under Agreements to Resell                                      13            42
  Interest on Investment Securities:
    Taxable                                                      1,997         1,895
    Tax-Exempt                                                     811           720
------------------------------------------------------------------------------------
    Total Interest Income                                       20,703        16,093
------------------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits                                                       3,393         2,000
  Borrowed Funds                                                 1,172           589
  Subordinated Debentures                                          189           140
------------------------------------------------------------------------------------
    Total Interest Expense                                       4,754         2,729
------------------------------------------------------------------------------------

NET INTEREST INCOME                                             15,949        13,364
Provision for Loan Losses                                          275             -
------------------------------------------------------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         15,674        13,364
------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Service Charges on Deposit Accounts                            1,045         1,034
  Net (Loss) Gain on Sale of Investment Securities                (419)          161
  Credit Card Merchant Fees                                        518           460
  Increase in Cash Surrender Value of Life Insurance               396           371
  ATM Fees                                                         279           204
  Other                                                            785           672
------------------------------------------------------------------------------------
    Total Non-Interest Income                                    2,604         2,902
------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                 7,286         6,305
  Occupancy                                                        609           530
  Equipment                                                        675           475
  Credit Card Merchant Expense                                     378           319
  Marketing                                                        147           320
  Other                                                          1,439         1,350
------------------------------------------------------------------------------------
    Total Non-Interest Expense                                  10,534         9,299
------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                       7,744         6,967
Provision for Income Taxes                                       2,807         2,536
------------------------------------------------------------------------------------
    NET INCOME                                             $     4,937   $     4,431
====================================================================================
EARNINGS PER SHARE                                         $      6.00   $      5.33
====================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  (UNAUDITED)
===========================================================================================================
(in thousands)                                                                           Three Months
                                                                                        Ended March 31,
                                                                                      2006         2005
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $    4,937   $    4,431

OTHER COMPREHENSIVE LOSS  -

  UNREALIZED GAINS ON DERIVATIVE INSTRUMENTS:
    Unrealized holding gains arising during the period, net
    of income tax effects of $0 and $0 for the quarters ended
    March 31, 2006 and 2005, respectively.                                                  -            -

    Less: Reclassification adjustment for realized losses (gains) included in net income, net of related income tax effects of $0 and $(3) for the
    quarters ended March 31, 2006 and 2005, respectively.                                   1           (4)

  UNREALIZED LOSSES ON SECURITIES:
    Unrealized holding losses arising during the period, net of income tax benefits of $271 and $1,037 for the quarters ended March 31, 2006 and
    2005, respectively.                                                                  (373)      (1,430)

    Less: Reclassification adjustment for realized losses (gains) included in net income, net of related income tax effects of $176 and $(68) for the
    quarters ended March 31, 2006 and 2005, respectively.                                 243          (93)

-----------------------------------------------------------------------------------------------------------
    TOTAL OTHER COMPREHENSIVE LOSS                                                       (129)      (1,527)
-----------------------------------------------------------------------------------------------------------

  COMPREHENSIVE INCOME                                                             $    4,808   $    2,904
===========================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY  (UNAUDITED)
============================================================================================================================
(in thousands except share data)                                                              ACCUMULATED
                                         COMMON                   ADDITIONAL                     OTHER            TOTAL
                                         SHARES       COMMON       PAID-IN      RETAINED     COMPREHENSIVE    SHAREHOLDERS'
                                      OUTSTANDING      STOCK       CAPITAL      EARNINGS        INCOME           EQUITY
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                831,717   $         8  $    82,237   $    35,332  $       (1,030)  $      116,547
============================================================================================================================
Net Income                                                    -            -         4,431               -            4,431
Repurchase of Stock                           (13)            -           (6)            -               -               (6)
Change in Net Unrealized Gains on
  Derivitive Instruments                                                                                (4)              (4)
Change in Net Unrealized Loss
  on Securities Available for Sale                            -            -             -          (1,523)          (1,523)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2005                   831,704   $         8  $    82,231   $    39,763  $       (2,557)  $      119,445
============================================================================================================================


----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005                823,651   $         8  $    95,862   $    29,463  $       (1,685)  $      123,648
============================================================================================================================
Net Income                                                    -            -         4,937               -            4,937
Repurchase of Stock                        (2,101)            -       (1,041)            -               -           (1,041)
Change in Net Unrealized Gains on
  Derivitive Instruments                                                                                 1                1
Change in Net Unrealized Loss
  on Securities Available for Sale                            -            -             -            (130)            (130)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2006                   821,550   $         8  $    94,821   $    34,400  $       (1,814)  $      127,415
============================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)                            Three Months Ended
================================================================================================
(in thousands)                                                             March 31    March 31
                                                                             2006        2005
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net Income                                                              $   4,937   $   4,431
  Adjustments to Reconcile Net Income to Net
    Cash Provided (Used) by Operating Activities:
      Provision for Loan Losses                                                 275           -
      Depreciation and Amortization                                             458         365
      Provision for Deferred Income Taxes                                         -           -
      Net Amortization of Investment Security Premium & Discounts                24         158
      Net Loss (Gain) on Sale of Investment Securities                          419        (161)
Net Change in Operating Assets & Liabilities:
      Net Decrease (Increase) in Interest Receivable and Other Assets         3,384      (9,410)
      Net (Decrease) Increase in Interest Payable and Other Liabilities      (1,389)      4,497
------------------------------------------------------------------------------------------------
          Net Cash Provided (Used) by Operating Activities                    8,108        (120)

INVESTING ACTIVITIES:
  Securities Available-for-Sale:
    Purchased                                                               (10,331)    (10,398)
    Sold, Matured or Called                                                  15,457      30,796
  Securities Held-to-Maturity:
    Purchased                                                                    (3)    (18,258)
    Matured or Called                                                           570       3,394
  Net Loans Originated or Acquired                                           14,895      10,031
  Principal Collected on Loans Previously Charged Off                           258          76
  Net Additions to Premises and Equipment                                    (1,427)       (307)
------------------------------------------------------------------------------------------------
          Net Cash Provided by Investing Activities                          19,419      15,334

FINANCING ACTIVITIES:
  Net Decrease in Demand, Interest-Bearing Transaction,
          and Savings Accounts                                              (60,458)     (8,277)
  Increase in Time Deposits                                                  40,936      36,176
  Net Decrease in Federal Funds Purchased                                      (650)          -
  Net Decrease in Federal Home Loan Bank Advances                            (8,012)    (40,011)
  Stock Repurchases                                                          (1,041)         (6)
------------------------------------------------------------------------------------------------
          Net Cash Used by Financing Activities                             (29,225)    (12,118)

Increase (Decrease) in Cash and Cash Equivalents                             (1,698)      3,096

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               50,669      32,170
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AS OF MARCH 31, 2006 AND MARCH 31, 2005         $  48,971   $  35,266
================================================================================================

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

The Company's other subsidiaries include F & M Bancorp, Inc. and FMCB Statutory Trust I. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank. During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name, "F & M Bank" as part of a larger effort to enhance the Company's image and build brand name recognition. In December 2003, the Company formed a wholly owned subsidiary, FMCB Statutory Trust I. FMCB Statutory Trust I is a non-consolidated subsidiary per generally accepted accounting principles (GAAP), and was formed for the sole purpose of issuing Trust Preferred Securities. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and prevailing practice within the banking industry. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

BASIS OF PRESENTATION
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 2005 Annual Report to Shareholders on Form 10-K.

The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank's wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant inter-company transactions have been eliminated in consolidation. The results of operations for the three-month period ended March 31, 2006 may not necessarily be indicative of the operating results for the full year 2006.

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

INVESTMENT SECURITIES
Investment securities are classified at the time of purchase as held-to-maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount using a level yield of interest over the estimated remaining period until maturity. Losses, reflecting a decline in value judged by the Company to be other than temporary, are recognized in the period in which they occur.

Securities are classified as available-for-sale if it is management's intent, at the time of purchase, to hold the securities for an indefinite period of time and/or to use the securities as part of the Company's asset/liability management strategy. These securities are reported at fair value with aggregate unrealized gains or losses excluded from income and included as a separate component of shareholders' equity, net of related income taxes. Fair values are based on quoted market prices or broker/dealer price quotations on a specific identification basis. Gains or losses on the sale of these securities are computed using the specific identification method.

Trading securities, if any, are acquired for short-term appreciation and are recorded in a trading portfolio carried at fair value, with unrealized gains and losses recorded in non-interest income.

LOANS
Loans are reported at the principal amount outstanding net of unearned discounts and deferred loan fees. Interest income on loans is accrued daily on the outstanding balances using the simple interest method. Loan origination fees are deferred and recognized over the contractual life of the loan as an adjustment to the yield. Loans are placed on non-accrual status when the collection of principal or interest is in doubt or when they become past due for 90 days or more unless they are both well-secured and in the process of collection. For this purpose a loan is considered well-secured if it is collateralized by property having a net realizable value in excess of the amount of the loan or is guaranteed by a financially capable party. When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and charged against current income; thereafter, interest income is recognized only as it is collected in cash. Loans placed on a non-accrual status are returned to accrual status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the recorded amount of the loan in the Consolidated Balance Sheets is based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the observable or estimated market price of the loan or on the fair value of the collateral if the loan is collateral dependent. Impaired loans are placed on non-accrual status with income reported accordingly. Cash payments are first applied as a reduction of the principal balance until collection of the remaining principal and interest can be reasonably assured. Thereafter, interest income is recognized as it is collected in cash.

ALLOWANCE FOR LOAN LOSSES
As a financial institution which assumes lending and credit risks as a principal element in its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the allowance for loan losses is maintained at a level considered adequate by management to provide for losses that are inherent in the portfolio. The allowance is reduced by charge-offs and increased by provisions charged to operating expense and by recoveries on loans previously charged-off. Management employs a systematic methodology for determining the allowance for loan losses. On a quarterly basis, management reviews the credit quality of the loan portfolio and considers many factors in determining the adequacy of the allowance at the balance sheet date.

The factors evaluated in connection with the allowance may include existing general economic and business conditions affecting the key lending areas of the Company, current levels of problem loans and delinquencies, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions, recent loss experience, duration of the current business cycle, bank regulatory examination results and findings of the Company's internal credit examiners.

The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans, which are discussed more fully in Note 4 to the Consolidated Financial Statements in the Company's 2005 Annual Report to Shareholders.

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

OTHER REAL ESTATE
Other real estate, which is included in other assets, is comprised of properties no longer utilized for business operations and property acquired through foreclosure in satisfaction of indebtedness. These properties are recorded at fair value less estimated selling costs upon acquisition. Revised estimates to the fair value less cost to sell are reported as adjustments to the carrying amount of the asset, provided that such adjusted value is not in excess of the carrying amount at acquisition. Initial losses on properties acquired through full or partial satisfaction of debt are treated as credit losses and charged to the Allowance for Loan Losses at the time of acquisition. Subsequent declines in value from the recorded amounts, routine holding costs, and gains or losses upon disposition, if any, are included in non-interest income or expense as incurred.

INCOME TAXES
The Company uses the liability method of accounting for income taxes. This method results in the recognition of deferred tax assets and liabilities that are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The deferred provision for income taxes is the result of the net change in the deferred tax asset and deferred tax liability balances during the year. This amount combined with the current taxes payable or refundable results in the income tax expense for the current year.

DIVIDENDS AND EARNINGS PER SHARE
Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. No dividends were declared during the first quarter of 2005 or 2004.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for the three month periods ended March 31, 2006 and 2005 were 822,275 and 831,705, respectively. Prior periods have been restated for applicable 5% stock dividends paid.

SEGMENT  REPORTING
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a holding company for a community bank which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernable lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Therefore, we only report one segment.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" as amended by the Statement of Financial Accounting Standards, No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. Changes in the fair value of those derivatives are accounted for depending on the intended use of the derivative and the resulting designation under specified criteria. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, designed to minimize interest rate risk, the effective portions of the change in the fair value of the derivative are recorded in other comprehensive income (loss), net of related income taxes. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Company utilizes derivative financial instruments such as interest rate caps, floors, swaps and collars. These instruments are purchased and/or sold to reduce the Company's exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of March 31, 2006.

COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income refers to revenues, expenses, gains and losses that generally accepted accounting principles recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income (loss) includes net income and changes in fair value of its available-for-sale investment securities, minimum pension liability adjustments and cash flow hedges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2006. This analysis should be read in conjunction with our 2005 Annual Report, filed as exhibit 13 on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, agricultural, real estate, consumer, and other lending activities; (iv) changes in federal and state banking laws or regulations; (v) competitive pressure in the banking industry;
(vi) changes in governmental fiscal or monetary policies; (vii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (viii) other factors discussed in the Company's Form 10-K filing for the year-ended December 31, 2005 with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

INTRODUCTION

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. The Bank serves the northern Central Valley of California with 19 banking offices. The service area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock and Hilmar.

Substantially all of the Company's business activities are conducted within its market area.

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System ("FRB"). The Bank is a California state-chartered non-FED member bank subject to the regulation and examination of the California Department of Financial Institutions and the Federal Deposit Insurance Corporation.

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

For the three months ended March 31, 2006, Farmers & Merchants Bancorp reported net income of $4,937,000, earnings per share of $6.00 and return on average assets of 1.48%. Return on average shareholders' equity was 15.82% for the three months ended March 31, 2006.

For the three months ended March 31, 2005, Farmers & Merchants Bancorp reported net income of $4,431,000, earnings per share of $5.33 and return on average assets of 1.46%. Return on average shareholders' equity was 15.04% for the three months ended March 31, 2005.

The Company's improved earnings performance in the first quarter of 2006 when compared to the same period last year was due to a combination of (1) growth in earning assets; and (2) continued improvement in the net interest margin due to rising interest rates.

The following is a summary of the financial results for the three-month period ended March 31, 2006 compared to March 31, 2005.

-    Net income increased 11.4% to $4.9 million from $4.4 million.

-    Earnings per share increased 12.6% to $6.00 from $5.33.

-    Net interest income increased 19.3% to $15.9 million from $13.4 million.

- Net interest margin on a tax-equivalent basis increased 44 basis points from 4.93% to 5.37%.

-    Total assets increased 8.6% to $1.3 billion.

-    Total loans increased 11.8% to $958.2 million.

RESULTS OF OPERATIONS

NET INTEREST INCOME / NET INTEREST MARGIN
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ended March 31, 2006 and 2005.

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

The Company's earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix. (See Item 3. "Quantitative and Qualitative Disclosures about Market Risk - Market Risk - Interest Rate Risk")

FARMERS & MERCHANTS BANCORP
YEAR-TO-DATE AVERAGE BALANCES AND INTEREST RATES
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
                                                              Three Months Ended March 31,       Three Months Ended March 31,
                                                                          2006                               2005
ASSETS                                                      Balance     Interest     Rate      Balance     Interest     Rate
------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold and Securities
Purchased Under Agreements to Resell                      $    1,361   $      13      3.87%  $    6,837   $      42      2.49%
Investment Securities Available-for-Sale
  U.S. Treasuries                                                  0           0      0.00%           0           0      0.00%
  U.S. Agencies                                               30,859         309      4.06%      68,979         620      3.65%
  Municipals - Taxable                                             -           -      0.00%         327           5      6.20%
  Municipals - Non-Taxable                                    15,433         237      6.23%      16,532         259      6.35%
  Mortgage Backed Securities                                 105,912       1,184      4.53%      84,223         832      4.01%
  Other                                                        4,105          70      6.92%       5,068          64      5.12%
------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale           156,309       1,800      4.67%     175,129       1,780      4.12%
------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                                  -           -      0.00%           -           -      0.00%
  U.S. Agencies                                               30,633         317      4.20%      20,782         243      4.74%
  Municipals - Taxable                                             -           -      0.00%           -           -      0.00%
  Municipals - Non-Taxable                                    66,266         988      6.05%      56,408         876      6.30%
  Mortgage Backed Securities                                  10,644         102      3.89%      13,180         126      3.88%
  Other                                                        2,125          15      2.86%         294           6      8.28%
------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity             109,668       1,422      5.26%      90,664       1,251      5.60%
------------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                550,124       9,742      7.18%     494,307       7,713      6.33%
  Home Equity                                                 67,500       1,272      7.64%      63,301         881      5.64%
  Agricultural                                               152,552       2,969      7.89%     128,835       1,971      6.20%
  Commercial                                                 178,118       3,469      7.90%     155,550       2,470      6.44%
  Consumer                                                    13,083         286      8.87%      12,248         266      8.81%
  Credit Card                                                  5,341         133     10.10%       4,896         124     10.27%
  Municipal                                                    1,013          11      4.40%         982          11      4.54%
------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                              967,731      17,882      7.49%     860,119      13,436      6.34%
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                   1,235,069   $  21,117      6.93%   1,132,749   $  16,509      5.91%
                                                                       ====================               ====================

Unrealized Gain (Loss) on Securities Available-for-Sale       (2,615)                              (602)
Allowance for Loan Losses                                    (18,217)                           (17,793)
Cash and Due From Banks                                       38,376                             33,253
All Other Assets                                              77,310                             68,348
---------------------------------------------------------------------                        -----------
    TOTAL ASSETS                                          $1,329,923                         $1,215,955
=====================================================================                        ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest Bearing Deposits
  Interest Bearing DDA                                    $  130,519   $      22      0.07%  $  112,691   $      19      0.07%
  Savings                                                    283,132         355      0.51%     308,034         326      0.43%
  Time Deposits                                              381,186       3,016      3.21%     349,749       1,655      1.92%
------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                          794,837       3,393      1.73%     770,474       2,000      1.05%
Other Borrowed Funds                                          95,982       1,172      4.95%      47,718         589      5.01%
Subordinated Debentures                                       10,310         189      7.43%      10,310         140      5.51%
------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                       901,129   $   4,754      2.14%     828,502   $   2,729      1.34%
                                                                       ====================               ====================
Interest Rate Spread                                                                  4.79%                              4.57%
Demand Deposits (Non-Interest Bearing)                       289,840                            256,695
All Other Liabilities                                         14,121                             12,933
---------------------------------------------------------------------                        -----------
    TOTAL LIABILITIES                                      1,205,090                          1,098,130

Shareholders' Equity                                         124,833                            117,825
---------------------------------------------------------------------                        -----------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $1,329,923                         $1,215,955
=====================================================================                        ===========
Impact of Non-Interest Bearing
  Deposits and Other Liabilities                                                      0.58%                              0.36%
Net Interest Income and
  Margin on Total Earning Assets                                          16,363      5.37%                  13,780      4.93%
Tax Equivalent Adjustment                                                   (414)                              (416)
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                    $  15,949      5.24%               $  13,364      4.78%
==============================================================================================================================

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $877,000 and $676,000 for the quarters ended March 31, 2006 and
2005, respectively. Yields on securities available-for-sale are based on historical cost.

FARMERS & MERCHANTS BANCORP
VOLUME AND RATE ANALYSIS OF NET INTEREST REVENUE
(Rates on a Taxable Equivalent Basis)
(in thousands)                                                   Three Months Ended
                                                        Mar. 31, 2006 compared to Mar. 31, 2005
INTEREST EARNING ASSETS                                 Volume           Rate          Net Chg.
--------------------------------------------------------------------------------------------------
Federal Funds Sold                                  $        (128)  $          99   $         (29)
Investment Securities Available-for-Sale
  U.S. Treasuries                                               0               0               0
  U.S. Agencies                                              (734)            423            (311)
  Municipals - Taxable                                         (2)             (3)             (5)
  Municipals - Non-Taxable                                    (17)             (5)            (22)
  Mortgage Backed Securities                                  233             119             352
  Other                                                       (62)             68               6
--------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale           (582)            602              20
--------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                               -               -               -
  U.S. Agencies                                               242            (168)             74
  Municipals - Taxable                                          -               -               -
  Municipals - Non-Taxable                                    324            (212)            112
  Mortgage Backed Securities                                  (26)              2             (24)
  Other                                                        37             (28)              9
--------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity              577            (406)            171
--------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                 924           1,105           2,029
  Home Equity                                                  62             329             391
  Agricultural                                                403             595             998
  Commercial                                                  390             609             999
  Installment                                                  19               1              20
  Credit Card                                                  22             (13)              9
  Other                                                         1              (1)              -
--------------------------------------------------------------------------------------------------
    Total Loans                                             1,821           2,625           4,446
--------------------------------------------------------------------------------------------------
    Total Earning Assets                                    1,688           2,920           4,608
--------------------------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES
Interest Bearing Deposits
  Transaction                                                   3               -               3
  Savings                                                    (140)            169              29
  Time Deposits                                               160           1,201           1,361
--------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                            23           1,370           1,393
Other Borrowed Funds                                          628             (45)            583
Subordinated Debentures                                         -              49              49
--------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                        651           1,374           2,025
--------------------------------------------------------------------------------------------------
TOTAL CHANGE                                        $       1,037   $       1,546   $       2,583
==================================================================================================

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Net interest income for the first quarter of 2006 increased 19.3% to $15.9 million, compared to $13.4 million for the first quarter of 2005. On a fully taxable equivalent basis, net interest income increased 18.7% and totaled $16.4 million for the first quarter of 2006, compared to $13.7 million for the first quarter of 2005.

One reason for the increase in net interest income during the first three months of 2006 when compared to the same period last year was an improvement in the volume and mix (as reflected by an increase in loans as a percentage of average earning assets) of earning assets. Additionally, the Company's net interest income has also benefited substantially as a result of the Federal Reserve Bank having increased short-term market interest rates by 200 basis points since March 2005.

For the three months ended March 31, 2006, the Company's net interest margin on a fully taxable equivalent basis was 5.37% compared to 4.93% for the same period in 2005. The Company's yield on earning assets has improved over the last twelve months as a result of increases in short-term market interest rates. For further discussion see Market Risk - Interest Rate Risk under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Loans, generally the Company's highest earning asset, increased $101.4 million as of March 31, 2006 compared to March 31, 2005. On an average balance basis, loans increased by $107.6 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The average yield on the loan portfolio increased 115 basis points to 7.49% for the three months ended March 31, 2006 compared to 6.34% for the three months ended March 31, 2005. This increase in yield and volume resulted in interest revenue from loans increasing 33.1% to $17.9 million for the first quarter of 2006 compared to $13.4 million for the first quarter of 2005.

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

Average investment securities were $266.0 million for the first quarter of 2006 compared to $265.8 million for the first quarter of 2005. The average yield, on a taxable equivalent basis (TE), in the investment portfolio was 4.91% for the first quarter of 2006 compared to 4.63% for the first quarter of 2005. The increase in the volume and yield on investment securities resulted in an increase in interest income of $191,000, or 6.3%, for the three months ended March 31, 2006. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a taxable equivalent basis (TE), which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Compared to the first quarter of 2005, the Company has grown average interest-bearing sources of funds by $72.6 million or 8.8%. Interest bearing deposits grew $24.3 million while all other interest bearing sources of funds (including FHLB Advances) increased by $48.3 million (see "Deposits and Federal Home Loan Bank Advances and Other Borrowings"). Overall, the average interest rate on interest-bearing sources of funds was 2.14% for the three months ended March 31, 2006 and 1.34% for the three months ended March 31, 2005. The increase in the volume and rate on interest-bearing sources of funds resulted in an increase in interest expense of $2.0 million, or 74.2%, for the three months ended March 31, 2006 over the same period in 2005.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
As a financial institution that assumes lending and credit risks as a principal element of its business, credit losses will be experienced in the normal course of business. The allowance for loan losses is established to absorb losses inherent in the loan portfolio. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for risks inherent in the loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. In determining the adequacy of the allowance for loan losses, management takes into consideration examinations by the Company's supervisory authorities, results of internal credit reviews, financial condition of borrowers, loan concentrations, prior loan loss experience, and general economic conditions. The allowance is based on estimates and ultimate losses may vary from the current estimates.
Management reviews these estimates periodically and, when adjustments are necessary, they are reported in the period in which they become known.

The Company has established credit management policies and procedures that govern both the approval of new loans and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans to one borrower and by restricting loans made primarily to its principal market area where management believes it is better able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company's credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. Management reports regularly to the Board of Directors regarding trends and conditions in the loan portfolio and regularly conducts credit reviews of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight.

The provision for loan losses totaled $275,000 for the first quarter of 2006, compared to $0 for the first quarter of 2005. Changes in the provision between the first quarter of 2006 and 2005 were the result of management's evaluation of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses and the prevailing economic climate and its effect on borrowers' ability to repay loans in accordance with the terms of the notes (see "Note 1. Critical Accounting Policies and Estimates - Allowance for Loan Losses" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk").

The allowance for loan losses was $18.3 million or 1.9% of the total loan balance and $17.7 million or 2.1% of the total loan balance at March 31, 2006 and March 31, 2005, respectively. As of December 31, 2005, the allowance for loan losses was $17.9 million, which represented 1.8% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of March 31, 2006 was adequate. See the table below for allowance for loan loss activity for the periods indicated.

                                             Three Months Ended
                                                 March 31,
Allowance for Loan Losses (in thousands)       2006      2005
---------------------------------------------------------------
Balance at Beginning of Period               $17,860   $17,727
Provision Charged to Expense                     275         0
Recoveries of Loans Previously Charged Off       258        76
Loans Charged Off                               (135)      (45)
---------------------------------------------------------------
Balance at End of Period                     $18,258   $17,758
===============================================================

NON-INTEREST INCOME
Non-interest income includes (1) service charges and fees from deposit accounts;
(2) net gains and losses from the sale of investment securities; (3) credit card merchant fees; (4) ATM fees; (5) increases in the cash surrender value of bank owned life insurance and (6) fees from other miscellaneous business services. Overall, non-interest income decreased $298,000 or 10.3% for the three months ended March 31, 2006 compared to the same period of 2005.

Service charges on deposit accounts remained unchanged from the first quarter of 2005 due to: (1) the conversion of certain deposit customers to a newly offered high performance checking product that does not have a monthly service charge; and (2) increasing interest rates which reduced service charges for those commercial customers on business account analysis.

Gain (loss) on sale of investment securities was a loss of $419,000 for the first quarter of 2006 as compared to a gain of $161,000 for the first quarter of 2005. During the latter half of 2005 and continuing through March 31, 2006, the Company made the decision to sell some of its investment portfolio at a loss in order to better align the portfolio with its evolving asset/liability management objectives (see "Financial Condition-Investment Securities").

Offsetting, in part, the loss on sale of investment securities for the quarter was an increase in other non-interest income which consisted primarily of increased income on invested funds associated with non-qualified deferred compensation plans.

NON-INTEREST EXPENSE
Non-interest expense for the Company includes expenses for salaries and employee benefits, occupancy, equipment, supplies, legal fees, professional services, data processing, marketing, deposit insurance, merchant bankcard operations, and other miscellaneous expenses.

Non-interest expense increased $1.2 million or 13.3% over the first quarter of 2005, primarily as a result of a $981,000 increase in Salaries and Employee Benefits due to a 4% increase in staffing levels, increased employee medical insurance premiums paid by the Company and increased contributions to employee bonus and retirement plans.

The other factors impacting non-interest expense were: (1) increased branch maintenance and equipment expense; and (2) increased furniture & equipment depreciation related to remodeling and adding branch locations.

INCOME TAXES
The provision for income taxes increased $271,000 for the first three months of 2006. The effective tax rate for the first quarter of 2006 was 36.2% compared to 36.4% for the first quarter of 2005. The decrease in the effective tax rate from 2005 was due primarily to increased municipal security income that is tax exempt for federal tax purposes. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance; California enterprise zone interest income exclusion; and tax exempt interest income on municipal securities and loans.

FINANCIAL  CONDITION

This section presents a comparison of the Company's balance sheet for the three month period ending March 31, 2006 and the same period in 2005. As previously discussed (see "Overview") the seasonality of the Company's business due to its agricultural customer base makes a comparison of the March 31st balance sheet to the preceding December 31st not meaningful.

INVESTMENT SECURITIES
The Company classifies its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the positive intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demand and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders' equity, net of related income taxes.

The investment portfolio provides the Company with an income alternative to loans as well as a tool to better manage its liquidity and interest rate risk. As of March 31, 2006 the investment portfolio represented 19.7% of the Company's total assets. Total investment securities decreased $14.3 million or 5.2% from a year ago and now total $261.6 million. Reductions in the securities portfolio were used to fund higher yielding loans. For further discussion see Market Risk
- Interest Rate Risk under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the three months ended March 31, 2006, average Federal Funds Sold was $1.4 million compared to $6.8 million at March 31, 2005.

LOANS
The Company's loan portfolio at March 31, 2006 increased $101.4 million or 11.8% from March 31, 2005. The increase was due to strong loan demand in the Company's market area, along with a focused calling program on high quality loan prospects. Most of this growth occurred in Real Estate Construction, Agricultural and Commercial loans. These are market segments the Company has actively pursued based upon management's belief that current market rates are more reasonable than those that can be obtained in the highly competitive areas of Consumer, Home Equity and Real Estate loans. Additionally, on an average balance basis loans have increased $107.6 million or 12.5% from the same period in the prior year. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:
---------------------
(in thousands)                 March 31, 2006   Dec. 31, 2005   March 31, 2005
------------------------------------------------------------------------------
Real Estate                   $       453,559  $      432,378  $       444,529
Real Estate Construction              100,200         110,235           54,468
Home Equity                            66,017          69,013           61,720
Agricultural                          154,025         170,657          125,115
Commercial                            167,310         174,530          154,756
Consumer                               19,546          18,958           18,478
------------------------------------------------------------------------------
  Gross Loans                         960,657         975,771          859,066
Less:
  Unearned Income                       2,430           2,514            2,234
  Allowance for Loan Losses            18,258          17,860           17,758
------------------------------------------------------------------------------
  Net Loans                   $       939,969  $      955,397  $       839,074
==============================================================================

NON-PERFORMING  ASSETS
Non-performing assets are comprised of non-performing loans (defined as non-accrual loans plus accruing loans past due 90 days or more) and other real estate owned. As set forth in the table below, non-performing loans as of March 31, 2006 were $406,000 compared to $510,000 at March 31, 2005.

Accrued interest reversed from income on loans placed on a non-accrual status totaled $65,000 at March 31, 2006 compared to $42,000 at March 31, 2005. The Company reported no real estate owned at either March 31, 2006 or March 31, 2005.

Non-Performing Assets
---------------------
(in thousands)                                               March 31, 2006    Dec. 31, 2005    March 31, 2005
---------------------------------------------------------------------------------------------------------------
Non-performing Loans                                        $           406   $          694   $           510
Other Real Estate Owned                                                   -                -                 -
===============================================================================================================
Total                                                       $           406   $          694   $           510
===============================================================================================================

---------------------------------------------------------------------------------------------------------------
Non-Performing Assets
as a % of Total Loans                                                  0.04%            0.07%             0.06%
---------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses as a
% of Non-Performing Assets                                          4,497.0%         2,573.5%          3,482.0%
---------------------------------------------------------------------------------------------------------------

Except for non-performing loans shown in the table above, the Bank's management is not aware of any loans as of March 31, 2006 for which known credit problems of the borrower would cause serious doubts as to the ability of these borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Company's management cannot, however, predict the extent to which the following or other factors may affect a borrower's ability to pay: 1) deterioration in general economic conditions, real estate values or agricultural commodity prices; 2) increases in interest rates; or 3) changes in the overall financial condition or business of a borrower.

DEPOSITS
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base.
The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

At March 31, 2006, deposits totaled $1.1 billion. This represents an increase of 5.2% or $53.8 million from March 31, 2005. Core deposits (exclusive of Public Deposits) increased 8.0% over the same period. Public Deposits have decreased $21.8 million since March 31, 2005 as a result of the Company's decision to reduce its use of State of California time deposits for short-term funding needs and instead use FHLB Advances (see "Federal Home Loan Bank Advances").

Demand, interest bearing transaction and time deposit accounts increased $87.7 million or 12.2% from March 31, 2005. The Company's calling efforts for prospective customers includes acquiring both loan and deposit relationships which results in new demand, interest bearing transaction accounts and time deposits. Savings deposits decreased $33.9 million or 10.8% from March 31, 2005. Savings deposits have declined as customers have transferred their funds to higher yielding time deposit accounts with the Bank.

FEDERAL HOME LOAN BANK ADVANCES
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets (see "Item 3. Quantitative and Qualitative Disclosures about Market Risk and Liquidity Risk"). These advances are also used to manage the Company's interest rate risk exposure, and as opportunities exist, to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB Advances as of March 31, 2006 were $90.8 million compared to $40.9 million of FHLB Advances as of March 31, 2005. This increase of $50.0 million in borrowings occurred as a result of the Company's growth in average earning assets exceeding its growth in average deposits by $77.9 million over the last twelve months. See "Deposits" for a discussion of the Company's use of Public Deposits from the State of California vs. FHLB Advances.

LONG-TERM SUBORDINATED DEBENTURES
On December 17, 2003 the Company raised $10 million through an offering of trust preferred securities. Although this amount is reflected as subordinated debt on the Company's balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see "Capital"). These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. Interest rates reset quarterly and were 7.77% as of March 31, 2006, 7.35% at December 31, 2005 and 5.88% at March 31, 2005.

CAPITAL
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $127.4 million at March 31, 2006 and $119.4 million at March 31, 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of March 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

In its most recent notification from the Federal Deposit Insurance Corporation the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's categories.

                                                                                                   TO BE WELL
                                                                                               CAPITALIZED UNDER
                                                                     REGULATORY CAPITAL        PROMPT CORRECTIVE
(IN THOUSANDS)                                   ACTUAL                 REQUIREMENTS           ACTION PROVISIONS
------------------------------------------------------------------------------------------------------------------
THE COMPANY:                              AMOUNT        RATIO       AMOUNT        RATIO       AMOUNT      RATIO
------------------------------------------------------------------------------------------------------------------
As of March 31, 2006
Total Capital to Risk Weighted Assets   $   154,329       12.81%  $    96,377         8.0%  N/A         N/A
Tier 1 Capital to Risk Weighted Assets  $   139,229       11.56%  $    48,188         4.0%  N/A         N/A
Tier 1 Capital to Average Assets        $   139,229       10.55%  $    52,806         4.0%  N/A         N/A


                                                                                                  TO BE WELL
                                                                                               CAPITALIZED UNDER
                                                                     REGULATORY CAPITAL        PROMPT CORRECTIVE
(IN THOUSANDS)                                   ACTUAL                 REQUIREMENTS           ACTION PROVISIONS
------------------------------------------------------------------------------------------------------------------
THE BANK:                                 AMOUNT        RATIO       AMOUNT        RATIO       AMOUNT        RATIO
------------------------------------------------------------------------------------------------------------------
As of March 31, 2006
Total Capital to Risk Weighted Assets   $   151,108       12.57%  $    96,137         8.0%  $   120,171      10.0%
Tier 1 Capital to Risk Weighted Assets  $   136,045       11.32%  $    48,068         4.0%  $    72,102       6.0%
Tier 1 Capital to Average Assets        $   136,045       10.32%  $    52,736         4.0%  $    65,921       5.0%

As previously discussed (see Long-term Subordinated Debentures), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of trust preferred securities. On March 1, 2005 the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of trust preferred securities ("TPS") by bank holding companies ("BHCs"). Under the final rule BHCs may include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill. The quantitative limitation concerning goodwill will not be effective until March 31, 2009. Any portion of trust preferred securities not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations. The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company's trust preferred securities currently qualify as Tier 1 capital.

In accordance with the provisions of Financial Accounting Standard Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the Company does not consolidate the subsidiary trust which has issued the trust preferred securities.

In 1998, the Board approved the Company's first stock repurchase program which expired on May 1, 2001. During the second quarter of 2004, the Board approved a second stock repurchase program because it concluded that the Company continues to have more capital than it needs to meet present and anticipated regulatory guidelines for the Bank to be classified as "well capitalized".

Repurchases under the second program will be made on the open market or through private transactions. The aggregate price to be paid by the Company for all repurchased stock will not exceed $10,000,000 and the program will expire on May 31, 2007. The repurchase program also requires that no purchases may be made if the Bank would not remain "well-capitalized" after the repurchase. All shares repurchased under the repurchase program will be retired (see the Company's 2005 Form 10-K, Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities).

During the first quarter of 2006, the Company repurchased 2,101 shares at an
average share price of $495 per share.   During the first quarter of 2005, the
Company repurchased 13 shares at an average share price of $425. Since the second share repurchase program was approved in 2004, the Company has repurchased over 15,000 shares for total consideration of $7.2 million.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES
This "Management's Discussion and Analysis of Financial Condition and Results of Operations," is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the Company's financial statements management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These judgments govern areas such as the allowance for loan losses, the fair value of financial instruments, accounting for income taxes and pension accounting. For a full discussion of the Company's critical accounting policies and estimates see "Management's Discussion and Analysis" in the Company's Annual Report to Shareholders for the year ended December 31, 2005.

OFF BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Off-balance sheet arrangements are any contractual arrangement to which an unconsolidated entity is a party, under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of March 31, 2006, the Company had entered into commitments with certain customers amounting to $459.9 million compared to $447.7 million at December 31, 2005 and $395.6 million at March 31, 2005. Letters of credit at March 31, 2006, December 31, 2005 and March 31, 2005, were $10.9 million, $11.5 million and $16.1 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT
The Company has adopted a Risk Management Plan which aims to ensure the proper control and management of all risk factors inherent in the operation of the Company. Specifically, credit risk, interest rate risk, liquidity risk, compliance risk, strategic risk, reputation risk and price risk can all affect the market risk of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by the Company may expose the Company to one or more of these risk factors.

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

The Company's methodology for assessing the appropriateness of the allowance is applied on a regular basis and considers all loans. The systematic methodology consists of two major elements. The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan's effective interest rate, the fair value of the loan's collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

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

Based on the risk rating system, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the possibility of loss. Management performs a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. Management then determines the inherent loss potential and allocates a portion of the allowance for losses as a specific allowance for each of these credits.

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

The second major element of the analysis, which considers all known relevant internal and external factors that may affect a loan's collectibility, is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

- then-existing general economic and business conditions affecting the key lending areas of the Company;
- credit quality trends (including trends in non-performing loans expected to result from existing conditions);
-    collateral values;
-    loan volumes and concentrations;
-    seasoning of the loan portfolio;
-    specific industry conditions within portfolio segments;
-    recent loss experience within portfolio segments;
-    duration of the current business cycle;
-    bank regulatory examination results; and
-    findings of the Company's internal credit examiners.

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

Implicit in lending activities is the risk that losses will and do occur and that the amount of such losses will vary over time. Consequently, the Company maintains an allowance for loan losses by charging a provision for loan losses to earnings. Loans determined to be losses are charged against the allowance for loan losses. The Company's allowance for loan losses is maintained at a level considered by management to be adequate to provide for estimated losses inherent in the existing portfolio.

Management believes that the allowance for loan losses at March 31, 2006 was adequate to provide for both recognized losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

MARKET RISK - INTEREST RATE RISK
The mismatch between maturities of interest sensitive assets and liabilities results in uncertainty in the Company's earnings and economic value and is referred to as interest rate risk. The Company does not attempt to predict interest rates and positions the balance sheet in a manner which seeks to minimize, to the extent possible, the effects of changing interest rates.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2006, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.04% if rates increase by 200 basis points and a decrease in net interest income of 2.88% if rates decline 200 basis points. Comparatively, at December 31, 2005, the Company's estimated net interest income sensitivity was an increase in net interest income of 0.54% if rates increase by 200 basis points and a decrease in net interest income of 3.11% if rates decrease 200 basis points.

The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company's net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape; prepayments on loans and securities; pricing strategies on loans and deposits; replacement of asset and liability cashflows; and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. See Note 13 of the Notes to the Consolidated Financial Statements.

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

In general, liquidity risk is managed daily by controlling the level of Federal Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Federal Funds as a cushion for temporary liquidity needs. At March 31, 2006, the Company maintained Federal Funds credit lines of $40 million with major banks subject to the customary terms and conditions for such arrangements and $150 million in repurchase lines with major brokers. In addition, the Company has additional borrowing capacity of $137.2 million from the Federal Home Loan Bank.

At March 31, 2006, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $144.6 million, which represents 10.9% of total assets.


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

ITEM 1A. RISK FACTORS
---------------------

See Item 1A. Risk Factors in the Company's 2005 Form 10-K. In management's opinion there have been no material changes in risk factors since the filing of the 2005 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2006.

                                                NUMBER OF SHARES    APPROXIMATE DOLLAR
                                                PURCHASED AS PART  VALUE OF SHARES THAT
                                     AVERAGE      OF A PUBLICLY         MAY YET BE
                         NUMBER OF  PRICE PER   ANNOUNCED PLAN OR   PURCHASED UNDER THE
FIRST QUARTER 2006        SHARES      SHARE          PROGRAM          PLAN OR PROGRAM
----------------------------------------------------------------------------------------
01/01/2006 - 01/31/2006      1,020  $      490              1,020  $           3,384,470
02/01/2006 - 02/28/2006      1,031         500              1,031              2,868,970
03/01/2006 - 03/31/2006         50         510                 50              2,843,470
----------------------------------------------------------------------------------------
Total                        2,101  $      495              2,101  $           2,843,470

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

See Exhibit Index on Page 31.

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FARMERS & MERCHANTS BANCORP


Date:  May 8, 2006                      /s/ Kent A. Steinwert
                                        __________________________
                                        Kent A. Steinwert
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date:  May 8, 2006                      /s/ Stephen W. Haley
                                        __________________________
                                        Stephen W. Haley
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)


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