Form 10-Q
period 2006-06-30
FARMERS & MERCHANTS BANCORP
filed 2006-08-09
CIK 1085913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                       or

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

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 817,509 as of August 1, 2006.

                                FARMERS & MERCHANTS BANCORP


                                         FORM 10-Q
                                     TABLE OF CONTENTS

                               ----------------------------


PART I. - FINANCIAL INFORMATION                                                        PAGE
          ---------------------                                                        ----
      ITEM 1 - FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of June 30, 2006 (Unaudited),
               December 31, 2005 and June 30, 2005 (Unaudited).                           4

               Consolidated Statements of Income (Unaudited) for the Three Months
               and Six Months Ended June 30, 2006 and 2005.                               5

               Consolidated Statements of Comprehensive Income (Unaudited) for the
               Three Months and Six Months Ended June 30, 2006 and 2005.                  6

               Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
               for the Six Months Ended June 30, 2006 and 2005.                           7

               Consolidated Statements of Cash Flows (Unaudited) for the Six
               Months Ended June 30, 2006 and 2005.                                       8

               Notes to the Unaudited Consolidated Financial Statements                   9

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                                     13

      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                27

      ITEM 4 - CONTROLS AND PROCEDURES                                                   31


PART II. - OTHER INFORMATION
           -----------------

      ITEM 1 - LEGAL PROCEEDINGS                                                         31

      ITEM 1A - RISK FACTORS                                                             31

      ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS               32

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                           32


      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       32

      ITEM 5 - OTHER INFORMATION                                                         33

      ITEM 6 - EXHIBITS                                                                  33


SIGNATURES                                                                               34

INDEX TO EXHIBITS                                                                        34

PART I. - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP
CONSOLIDATED BALANCE SHEETS
=========================================================================================
(in thousands)                                    June 30,     December 31,     June 30,
                                                   2006           2005           2005
ASSETS                                          (Unaudited)                   (Unaudited)
-----------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due From Banks                      $    42,438   $      50,669   $    39,723
  Federal Funds Sold                                   280               -             -
-----------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                 42,718          50,669        39,723

Investment Securities:
  Available-for-Sale                               157,116         158,029       157,716
  Held-to-Maturity                                 108,720         109,911       111,467
-----------------------------------------------------------------------------------------
    Total Investment Securities                    265,836         267,940       269,183
-----------------------------------------------------------------------------------------

Loans                                            1,007,105         973,257       903,069
  Less: Allowance for Loan Losses                   18,531          17,860        17,943
-----------------------------------------------------------------------------------------
    Loans, Net                                     988,574         955,397       885,126
-----------------------------------------------------------------------------------------
Land, Buildings & Equipment                         18,872          17,522        15,913
Bank Owned Life Insurance                           37,602          36,799        36,001
Interest Receivable and Other Assets                26,326          24,662        20,184
-----------------------------------------------------------------------------------------
    TOTAL ASSETS                               $ 1,379,928   $   1,352,989   $ 1,266,130
=========================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------
Deposits:
  Demand                                       $   278,846   $     325,745   $   256,219
  Interest Bearing Transaction                     124,281         138,321       109,565
  Savings                                          266,921         283,226       288,299
  Time Deposits                                    421,467         356,048       352,075
-----------------------------------------------------------------------------------------
    Total Deposits                               1,091,515       1,103,340     1,006,158
-----------------------------------------------------------------------------------------

Fed Funds Purchased                                      -             650        22,400
FHLB Borrowings                                    134,635          98,847        90,868
Subordinated Debentures                             10,310          10,310        10,310
Interest Payable and Other Liabilities              17,789          16,194        15,666
-----------------------------------------------------------------------------------------
    Total Liabilities                            1,254,249       1,229,341     1,145,402
-----------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common Stock                                           8               8             8
  Additional Paid-In Capital                        92,770          95,862        98,814
  Retained Earnings                                 36,426          29,463        23,762
  Accumulated Other Comprehensive Loss              (3,525)         (1,685)       (1,856)
-----------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                     125,679         123,648       120,728
-----------------------------------------------------------------------------------------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $ 1,379,928   $   1,352,989   $ 1,266,130
=========================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
===================================================================================================
(in thousands except per share data)                          Three Months           Six Months
                                                              Ended June 30,        Ended June 30,
                                                              2006      2005       2006      2005
---------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest & Fees on Loans                                 $ 18,698  $ 15,134   $ 36,580   $ 28,570
  Interest on Federal Funds Sold and Securities Purchased
    Under Agreements to Resell                                   24        14         37         56
  Interest on Investment Securities:
    Taxable                                                   2,136     1,834      4,133      3,729
    Tax-Exempt                                                  811       835      1,622      1,555
---------------------------------------------------------------------------------------------------
    Total Interest Income                                    21,669    17,817     42,372     33,910
---------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits                                                    4,074     2,302      7,467      4,302
  Borrowed Funds                                              1,493       860      2,665      1,449
  Subordinated Debentures                                       206       157        395        297
---------------------------------------------------------------------------------------------------
    Total Interest Expense                                    5,773     3,319     10,527      6,048
---------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                          15,896    14,498     31,845     27,862
Provision for Loan Losses                                         -         -        275          -
---------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                15,896    14,498     31,570     27,862
---------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Service Charges on Deposit Accounts                         1,527     1,111      2,572      2,145
  Net (Loss) Gain on Sale of Investment Securities                -       (17)      (419)       144
  Credit Card Merchant Fees                                     556       520      1,074        980
  Increase in Cash Surrender Value of Life Insurance            407       395        803        766
  ATM Fees                                                      306       233        585        437
  Other                                                         703       781      1,488      1,453
---------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                 3,499     3,023      6,103      5,925
---------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries & Employee Benefits                                7,322     7,105     14,608     13,410
  Occupancy                                                     628       480      1,237      1,010
  Equipment                                                     971       486      1,646        961
  Credit Card Merchant Expense                                  409       374        787        693
  Marketing                                                     230       313        377        633
  Other                                                       1,816     1,599      3,255      2,949
---------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                               11,376    10,357     21,910     19,656
---------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                    8,019     7,164     15,763     14,131
Provision for Income Taxes                                    2,925     2,575      5,732      5,111
---------------------------------------------------------------------------------------------------
    NET INCOME                                             $  5,094  $  4,589   $ 10,031   $  9,020
===================================================================================================
EARNINGS PER SHARE                                         $   6.22  $   5.52   $  12.22   $  10.85
===================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
===========================================================================================================================
(in thousands)                                                                       Three Months          Six Months
                                                                                     Ended June 30,       Ended June 30,
                                                                                     2006     2005       2006       2005
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                       $  5,094   $  4,589   $ 10,031   $  9,020

OTHER COMPREHENSIVE (LOSS) INCOME  -

  UNREALIZED (LOSSES) GAINS ON DERIVATIVE INSTRUMENTS:
    Unrealized holding gains arising during the period, net
    of income tax effects of $0 and $(1) for the quarters ended
    June 30, 2006 and 2005, respectively, and $0 and $(1)
    for the six months ended June 30, 2006 and 2005, respectively.                      -          1          -          1

    Less: Reclassification adjustment for realized losses included in net income, net of related income tax effects of $1 and $(3) for the quarters ended June 30, 2006 and 2005, respectively, and $1 and
    $(6) for the six months ended June 30, 2006 and 2005, respectively.                 1         (5)         2         (9)

  UNREALIZED (LOSSES) GAINS ON SECURITIES:
    Unrealized holding (losses) gains arising during the period, net of income tax (benefit) provision of $(1,242) and $504 for the quarters ended
    June 30, 2006 and 2005, respectively, and of $(1,513) and $(533)
    for the six months ended June 30, 2006 and 2005, respectively.                 (1,712)       695     (2,085)      (735)

    Less: Reclassification adjustment for realized gains (losses) included in net income, net of related income tax effects of $0 and $7 for the quarters ended June 30, 2006 and 2005, respectively, and of
    $176 and $(61) for the six months ended June 30, 2006 and 2005,                     -         10        243        (83)
    respectively.
---------------------------------------------------------------------------------------------------------------------------
        TOTAL OTHER COMPREHENSIVE (LOSS) INCOME                                    (1,711)       701     (1,840)      (826)
---------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                                             $  3,383   $  5,290   $  8,191   $  8,194
===========================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY  (UNAUDITED)
========================================================================================================================
(in thousands except share data)                                                          ACCUMULATED
                                          COMMON               ADDITIONAL                    OTHER            TOTAL
                                          SHARES     COMMON     PAID-IN      RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                                       OUTSTANDING    STOCK     CAPITAL      EARNINGS        LOSS            EQUITY
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                 792,722   $     8  $    82,237   $  35,332   $       (1,030)  $      116,547
========================================================================================================================
Net Income                                                 -            -       9,020                -            9,020
Cash Dividends Declared on                                                                                            -
   Common Stock                                            -            -      (2,659)               -           (2,659)
5% Stock Dividend                           38,995         -       17,641     (17,641)               -                -
Cash Paid in Lieu of Fractional
    Shares Related to Stock Dividend                       -            -        (290)               -             (290)
Repurchase of Stock                         (2,130)        -       (1,064)          -                -           (1,064)
Change in Unrealized Gain (Loss) on
    Derivative Instruments                                                                          (8)              (8)
Change in Net Unrealized Loss
    on Securities Available for Sale                       -            -           -             (818)            (818)
------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2005                     829,587   $     8  $    98,814   $  23,762   $       (1,856)  $      120,728
========================================================================================================================

------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005                 823,651   $     8  $    95,862   $  29,463   $       (1,685)  $      123,648
========================================================================================================================
Net Income                                                 -            -      10,031                -           10,031
Cash Dividends Declared on                                                                                            -
    Common Stock                                           -            -      (3,068)               -           (3,068)
Repurchase of Stock                         (6,142)        -       (3,092)          -                -           (3,092)
Change in Unrealized Gain (Loss) on
    Derivative Instruments                                                                           2                2
Change in Net Unrealized Loss
    on Securities Available for Sale                       -            -           -           (1,842)          (1,842)
------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2006                     817,509   $     8  $    92,770   $  36,426   $       (3,525)  $      125,679
========================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                               Six Months Ended
===================================================================================================
(in thousands)                                                                  June 30    June 30
                                                                                 2006       2005
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net Income                                                                   $ 10,031   $  9,020
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Provision for Loan Losses                                                     275          -
      Depreciation and Amortization                                                 927        742
      Net (Accretion) Amortization of Investment Security Discounts & Premium       (15)       326
      Net Loss (Gain) on Sale of Investment Securities                              419       (144)
      Net Loss on Sale of Property & Equipment                                        2          -
  Net Change in Operating Assets & Liabilities:
      Net Increase in Interest Receivable and Other Assets                       (1,128)    (1,068)
      Net Increase (Decrease) in Interest Payable and Other Liabilities           1,595       (773)
---------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                              12,106      8,103

INVESTING ACTIVITIES:
  Securities Available-for-Sale:
    Purchased                                                                   (25,944)   (11,235)
    Sold, Matured or Called                                                      23,302     37,449
  Securities Held-to-Maturity:
    Purchased                                                                    (2,186)   (26,710)
    Matured or Called                                                             3,349      5,161
  Net Loans Originated or Acquired                                              (34,126)   (36,442)
  Principal Collected on Loans Previously Charged Off                               674        497
  Net Additions to Premises and Equipment                                        (2,279)    (1,684)
---------------------------------------------------------------------------------------------------
          Net Cash Used by Investing Activities                                 (37,210)   (32,964)

FINANCING ACTIVITIES:
  Net Decrease in Demand, Interest-Bearing Transaction,
          and Savings Accounts                                                  (77,244)   (29,154)
  Increase in Time Deposits                                                      65,419     33,202
  Net (Decrease) Increase in Federal Funds Purchased                               (650)    22,400
  Net Increase in Federal Home Loan Bank Advances                                35,788      9,979
  Cash Dividends                                                                 (3,068)    (2,949)
  Stock Repurchases                                                              (3,092)    (1,064)
---------------------------------------------------------------------------------------------------
          Net Cash Provided by Financing Activities                              17,153     32,414

(Decrease) Increase in Cash and Cash Equivalents                                 (7,951)     7,553

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   50,669     32,170
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2006 AND JUNE 30, 2005                $ 42,718   $ 39,723
===================================================================================================

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

The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank's wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant inter-company transactions have been eliminated in consolidation. The results of operations for the six-month period ended June 30, 2006 may not necessarily be indicative of the operating results for the full year 2006.

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

INVESTMENT SECURITIES
Investment securities are classified at the time of purchase as held-to-maturity if it is management's intent and the Company has the ability to hold the securities until maturity. These securities are carried at cost.

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

Losses in the investment portfolio, reflecting a decline in value judged by the Company to be other than temporary, are recognized in the period in which they occur.

Amortization of premium and accretion of discount is calculated using a level yield of interest over the estimated remaining period until maturity or call date for Mortgage Backed Securities (MBS) and Zero Coupon Bonds. Municipal securities and Agency securities are amortized or accreted using the Straight Line method to the maturity date or call date.

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

On May 12, 2006, the Board of Directors of Farmers & Merchants Bancorp declared a mid-year cash dividend of $3.75 per share, a 17.2% increase over the $3.20 per share paid in June of 2005. The cash dividend was paid on June 30, 2006, to shareholders of record on May 22, 2006.

During this same meeting the decision was made not to issue a stock dividend in 2006. The Board began issuing annual 5% stock dividends in 1975 in order to increase the number of shares available in the marketplace, maintain an affordable share price, and satisfy market demand for the stock.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for the three and six month periods ended June 30, 2006 were 819,077 and 820,667. The weighted average number of shares outstanding for the three and six month periods ended June 30, 2005 were 831,262 and 831,482. Prior periods have been restated for applicable 5% stock dividends paid.

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

The Company utilizes from time to time derivative financial instruments such as interest rate caps, floors, swaps and collars. These instruments are purchased and/or sold to reduce the Company's exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments during the six month period ended June 30, 2006.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2006. This analysis should be read in conjunction with our 2005 Annual Report, filed as exhibit 13 on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

For the three and six months ended June 30, 2006, Farmers & Merchants Bancorp reported net income of $5,094,000 and $10,031,000, earnings per share of $6.22 and $12.22 and return on average assets of 1.51% and 1.50%, respectively. Return on average shareholders' equity was 16.06% and 15.94% for the three and six months ended June 30, 2006.

For the three and six months ended June 30, 2005, Farmers & Merchants Bancorp reported net income of $4,589,000 and $9,020,000, earnings per share of $5.52 and $10.85 and return on average assets of 1.47% and 1.46%, respectively. Return on average shareholders' equity was 15.17% and 15.11% for the three and six months ended June 30, 2005.

The Company's improved earnings performance in the first six months of 2006 when compared to the same period last year was due to a combination of (1) growth in earning assets; and (2) improvement in the net interest margin due to rising interest rates.

The following is a summary of the financial results for the six-month period ended June 30, 2006 compared to June 30, 2005.

-    Net income increased 11.2% to $10.0 million from $9.0 million.

-    Earnings per share increased 12.7% to $12.22 from $10.85.

-    Net interest income increased 14.3% to $31.8 million from $27.9 million.

- Net interest margin on a tax-equivalent basis increased 24 basis points from 5.05% to 5.29%.

-    Total assets increased 9.0% to $1.4 billion.

-    Gross loans increased 11.5% to $1.0 billion.

-    Total deposits increased 8.5% to $1.1 billion.

In addition, during the first half of 2006 the Company declared a cash dividend of $3.75 per share, a 17.2% increase over the $3.20 per share declared in the first half of 2005. The decision was also made not to issue a stock dividend in 2006 (See Note 1. Dividends and Earnings Per Share).

RESULTS OF OPERATIONS

NET INTEREST INCOME / NET INTEREST MARGIN

The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and six month periods ending June 30, 2006 and 2005.

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

The Volume and Rate Analysis of Net Interest Income summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to: (1) changes in volume (change in volume multiplied by initial rate); (2) changes in rate (change in rate multiplied by initial volume); and (3) changes in rate/volume (allocated in proportion to the respective volume and rate components).

The Company's earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix. (See Item 3. "Quantitative and Qualitative Disclosures about Market Risk: Market Risk - Interest Rate Risk").

FARMERS & MERCHANTS BANCORP
QUARTERLY AVERAGE BALANCES AND INTEREST RATES
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
                                                                  Three Months Ended June 30,     Three Months Ended June 30,
                                                                             2006                           2005
ASSETS                                                            Balance     Interest   Rate     Balance     Interest   Rate
------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                              $    1,901   $      24   5.06%  $    1,851   $      14   3.03%
Investment Securities Available-for-Sale
  U.S. Agencies                                                     30,845         315   4.08%      60,678         571   3.76%
  Municipals - Taxable                                                   0           0   0.00%           0           0   0.00%
  Municipals - Non-Taxable                                          16,106         257   6.38%      16,297         259   6.36%
  Mortgage Backed Securities                                       109,965       1,304   4.74%      79,965         780   3.90%
  Other                                                              4,905          87   7.09%       4,962          52   4.19%
------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                 161,821       1,963   4.85%     161,902       1,662   4.11%
------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Agencies                                                     30,607         318   4.16%      30,736         308   4.01%
  Municipals - Taxable                                                   0           0   0.00%           0           0   0.00%
  Municipals - Non-Taxable                                          65,990         968   5.87%      68,416       1,061   6.20%
  Mortgage Backed Securities                                        10,071          96   3.81%      12,568         120   3.82%
  Other                                                              2,122          16   3.02%         287           2   2.79%
------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                   108,790       1,398   5.14%     112,007       1,491   5.32%
------------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                      550,175       9,611   7.01%     502,006       8,527   6.81%
  Home Equity                                                       65,816       1,309   7.98%      63,969         980   6.14%
  Agricultural                                                     164,321       3,423   8.36%     135,860       2,281   6.73%
  Commercial                                                       182,327       3,905   8.59%     168,707       2,959   7.03%
  Consumer                                                          13,761         306   8.92%      12,778         255   8.00%
  Credit Card                                                        5,410         134   9.93%       4,981         121   9.74%
  Municipal                                                          1,044          10   3.84%         980          11   4.50%
------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                    982,854      18,698   7.63%     889,281      15,134   6.83%
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                         1,255,366   $  22,083   7.06%   1,165,041   $  18,301   6.30%
                                                                             =================               =================

Unrealized Gain/(Loss) on Securities Available-for-Sale             (4,586)                         (1,872)
Allowance for Loan Losses                                          (18,258)                        (17,916)
Cash and Due From Banks                                             36,397                          33,632
All Other Assets                                                    79,893                          70,714
---------------------------------------------------------------------------                     -----------
    TOTAL ASSETS                                                $1,348,812                      $1,249,599
===========================================================================                     ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest Bearing Deposits
  Interest Bearing DDA                                          $  128,099   $      23   0.07%  $  113,921   $      19   0.07%
  Savings                                                          277,004         492   0.71%     298,309         327   0.44%
  Time Deposits                                                    402,292       3,559   3.55%     350,921       1,956   2.24%
------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                807,395       4,074   2.02%     763,151       2,302   1.21%
Other Borrowed Funds                                               116,576       1,493   5.14%      81,548         860   4.23%
Subordinated Debentures                                             10,310         206   8.04%      10,310         157   6.11%
------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                             934,281   $   5,773   2.48%     855,009   $   3,319   1.56%
                                                                             =================               =================
Interest Rate Spread                                                                     4.58%                           4.74%

Demand Deposits (Non-Interest Bearing)                             271,425                         258,379
All Other Liabilities                                               16,218                          15,226
---------------------------------------------------------------------------                     -----------
    TOTAL LIABILITIES                                            1,221,924                       1,128,614

Shareholders' Equity                                               126,888                         120,985
---------------------------------------------------------------------------                     -----------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $1,348,812                      $1,249,599
===========================================================================                     ===========

Impact of Non-Interest Bearing Deposits and Other Liabilities                            0.63%                           0.41%
Net Interest Income and Margin on Total Earning Assets                          16,310   5.21%                  14,982   5.16%
Tax Equivalent Adjustment                                                         (414)                           (484)
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                          $  15,896   5.08%               $  14,498   4.99%
==============================================================================================================================

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $645,000 and $1.1 million for the quarters ended June 30, 2006 and
2005, respectively. Yields on securities available-for-sale are based on historical cost.

FARMERS & MERCHANTS BANCORP
YEAR-TO-DATE AVERAGE BALANCES AND INTEREST RATES
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
                                                                    Six Months Ended June 30,       Six Months Ended June 30,
                                                                              2006                             2005
ASSETS                                                            Balance     Interest    Rate     Balance     Interest    Rate
--------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                              $    1,623   $      37    4.60%  $    4,320   $      56    2.61%
Investment Securities Available-for-Sale
  U.S. Agencies                                                     30,852         624    4.05%      64,805       1,191    3.68%
  Municipals - Taxable                                                   -           -    0.00%         162           5    6.17%
  Municipals - Non-Taxable                                          15,768         494    6.26%      16,415         518    6.31%
  Mortgage Backed Securities                                       107,956       2,488    4.61%      82,082       1,612    3.93%
  Other                                                              4,507         157    6.97%       4,982         116    4.66%
--------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                 159,083       3,763    4.73%     168,446       3,442    4.09%
--------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Agencies                                                     30,620         635    4.15%      25,787         551    4.27%
  Municipals - Non-Taxable                                          66,129       1,956    5.92%      62,444       1,937    6.20%
  Mortgage Backed Securities                                        10,356         198    3.82%      12,873         246    3.82%
  Other                                                              2,123          31    2.92%         290           8    5.52%
--------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                   109,228       2,820    5.16%     101,394       2,742    5.41%
--------------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                      550,133      19,353    7.09%     498,188      16,240    6.57%
  Home Equity                                                       66,654       2,581    7.81%      63,642       1,861    5.90%
  Agricultural                                                     158,463       6,392    8.13%     132,373       4,252    6.48%
  Commercial                                                       180,244       7,374    8.25%     162,162       5,429    6.75%
  Consumer                                                          13,425         592    8.89%      12,515         521    8.40%
  Credit Card                                                        5,375         267   10.02%       4,939         245   10.00%
  Municipal                                                          1,030          21    4.11%         981          22    4.52%
--------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                    975,324      36,580    7.56%     874,800      28,570    6.59%
--------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                         1,245,258   $  43,200    7.00%   1,148,960   $  34,810    6.11%
                                                                             ==================               ==================

Unrealized Gain/(Loss) on Securities Available-for-Sale             (3,608)                          (1,214)
Allowance for Loan Losses                                          (18,238)                         (17,855)
Cash and Due From Banks                                             37,372                           33,439
All Other Assets                                                    78,607                           69,535
---------------------------------------------------------------------------                      -----------
    TOTAL ASSETS                                                $1,339,391                       $1,232,865
===========================================================================                      ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest Bearing Deposits
  Interest Bearing DDA                                          $  129,294   $      45    0.07%  $  113,304   $      38    0.07%
  Savings                                                          280,051         847    0.61%     303,132         653    0.43%
  Time Deposits                                                    391,747       6,575    3.38%     350,335       3,611    2.08%
--------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                801,092       7,467    1.88%     766,771       4,302    1.13%
Other Borrowed Funds                                               106,410       2,665    5.05%      64,769       1,449    4.51%
Subordinated Debentures                                             10,310         395    7.75%      10,310         297    5.83%
--------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                             917,812   $  10,527    2.31%     841,850   $   6,048    1.45%
                                                                             ==================               ==================
Interest Rate Spread                                                                      4.68%                            4.66%
Demand Deposits (Non-Interest Bearing)                             280,540                          257,520
All Other Liabilities                                               15,175                           14,079
---------------------------------------------------------------------------                      -----------
    TOTAL LIABILITIES                                            1,213,527                        1,113,449

Shareholders' Equity                                               125,864                          119,416
---------------------------------------------------------------------------                      -----------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $1,339,391                       $1,232,865
===========================================================================                      ===========
Impact of Non-Interest Bearing Deposits and Other Liabilities                             0.61%                            0.39%
Net Interest Income and Margin on Total Earning Assets                          32,673    5.29%                  28,762    5.05%
Tax Equivalent Adjustment                                                         (828)                            (900)
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                          $  31,845    5.16%               $  27,862    4.89%
================================================================================================================================

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.5 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively. Yields on securities available-for-sale are based on historical cost.

FARMERS & MERCHANTS BANCORP
VOLUME AND RATE ANALYSIS OF NET INTEREST REVENUE
(Rates on a Taxable Equivalent Basis)
(in thousands)                                               Three Months Ended                     Six Months Ended
                                                           June 30, 2006 compared to           June 30, 2006 compared to
                                                               June 30, 2005                         June 30, 2005
INTEREST EARNING ASSETS                               Volume        Rate       Net Chg.      Volume        Rate       Net Chg.
--------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                  $        -   $       10   $       10   $      (86)  $       67   $      (19)
Investment Securities Available for Sale
  U.S. Agencies                                           (555)         299         (256)        (883)         316         (567)
  Municipals - Taxable                                       0            0            0           (2)          (3)          (5)
  Municipals - Non-Taxable                                  (7)           5           (2)         (20)          (4)         (24)
  Mortgage Backed Securities                               333          191          524          565          311          876
  Other                                                     (4)          39           35          (31)          72           41
--------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale        (233)         534          301         (371)         692          321
--------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Agencies                                              0           10           10          129          (45)          84
  Municipals - Non-Taxable                                 (37)         (56)         (93)         215         (196)          19
  Mortgage Backed Securities                                 0          (24)         (24)         (49)           1          (48)
  Other                                                     14            0           14           36          (13)          23
--------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity           (23)         (70)         (93)         331         (253)          78
--------------------------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                              836          248        1,084        1,770        1,343        3,113
  Home Equity                                               29          300          329           92          628          720
  Agricultural                                             532          610        1,142          931        1,209        2,140
  Commercial                                               253          693          946          651        1,294        1,945
  Consumer                                                  21           30           51           39           32           71
  Credit Card                                               11            2           13           22            0           22
  Other                                                      4           (5)          (1)           2           (3)          (1)
--------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                          1,686        1,878        3,564        3,507        4,503        8,010
--------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                 1,430        2,352        3,782        3,381        5,009        8,390
--------------------------------------------------------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES
Interest Bearing Deposits:
  Transaction                                                2            2            4            6            1            7
  Savings                                                 (151)         316          165         (138)         332          194
  Time Deposits                                            319        1,284        1,603          470        2,494        2,964
--------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                        170        1,602        1,772          338        2,827        3,165
Other Borrowed Funds                                       423          210          633        1,026          190        1,216
Subordinated Debentures                                      0           49           49            0           98           98
--------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                     593        1,861        2,454        1,364        3,115        4,479
--------------------------------------------------------------------------------------------------------------------------------
TOTAL CHANGE                                        $      837   $      491   $    1,328   $    2,017   $    1,894   $    3,911
================================================================================================================================

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change".  The above figures have been rounded to the nearest whole number.

2ND QUARTER 2006 VS. 2ND QUARTER 2005

Net interest income for the second quarter of 2006 increased 9.6% to $15.9 million, compared to $14.5 million for the second quarter of 2005. On a fully taxable equivalent basis, net interest income increased 8.9% and totaled $16.3 million for the second quarter of 2006, compared to $15.0 million for the second quarter of 2005.

One reason for the increase in net interest income during the second quarter of 2006 when compared to the same period last year was an improvement in the volume and mix of earning assets (as reflected by an increase in loans as a percentage of average earning assets). Additionally, the Company's net interest income has also benefited substantially as a result of the Federal Reserve Bank having increased short-term market interest rates by 225 basis points since July 1, 2005.

For the three months ended June 30, 2006, the Company's net interest margin on a fully taxable equivalent basis was 5.21% compared to 5.16% for the same period in 2005. The Company's yield on earning assets has improved over the last twelve months as a result of increases in short-term market interest rates. For further discussion see Market Risk - Interest Rate Risk under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Although the Company's net interest margin has improved over the same period in the prior year, recent trends in pricing of both loans and deposits will, in management's opinion, place pressures on the Company's net interest margin in future quarters.

Loans, generally the Company's highest earning asset, increased $104 million as of June 30, 2006 compared to June 30, 2005. On an average balance basis, loans increased by $93.6 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The yield on the loan portfolio increased 80 basis points to 7.63% for the three months ended June 30, 2006 compared to 6.83% for the three months ended June 30, 2005. This increase in yield and volume resulted in interest revenue from loans increasing 23.6% to $18.7 million for the second quarter of 2006 compared to $15.1 million for the second quarter of 2005.

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

Average investment securities were $270.6 million for the second quarter of 2006 compared to $273.9 million for the second quarter of 2005. The average yield, on a taxable equivalent basis (TE), in the investment portfolio was 4.97% for the second quarter of 2006 compared to 4.60% for the second quarter of 2005. The increase in the yield on investment securities offset the small decrease in volume and resulted in an increase in interest income of $208,000, or 6.6%, for the three months ended June 30, 2006. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a taxable equivalent basis (TE), which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Compared to the second quarter of 2005, the Company has grown average interest-bearing sources of funds by $79.3 million or 9.3%. Interest bearing deposits grew $44.3 million while all other interest bearing sources of funds (including FHLB Advances) increased by $35.0 million (see Deposits and Federal Home Loan Bank Advances and Other Borrowings). Overall, the average interest rate on interest-bearing sources of funds was 2.48% for the three months ended June 30, 2006 and 1.56% for the three months ended June 30, 2005. The increase in the volume and rate on interest-bearing sources of funds resulted in an increase in interest expense of $2.5 million, or 73.9%, for the three months ended June 30, 2006 over the same period in 2005.

SIX MONTHS ENDING JUNE 30, 2006 VS. SIX MONTHS ENDING JUNE 30, 2005

During the first six months of 2006, net interest income increased 14.3% to $31.8 million, compared to $27.9 million at June 30, 2005. On a fully taxable equivalent basis, net interest income increased 13.6% and totaled $32.7 million at June 30, 2006, compared to $28.8 million at June 30, 2005.

As reported in previous quarters, one of the reasons for the increase in net interest income during the first six months of 2006 when compared to the same period last year was an improvement in the volume and mix of earning assets (as reflected by an increase in loans as a percentage of average earning assets). Moreover, as a result of the Federal Reserve Bank having increased short-term market interest rates by 300 basis points since January 2005, the Company's net interest income has also benefited substantially from an increase in the yield on earning assets.

For the six months ended June 30, 2006, the Company's net interest margin was 5.29% compared to 5.05% for the same period in 2005. The Company's yield on earning assets has improved over the last twelve months as a result of increases in short-term market interest rates. For further discussion see Market Risk - Interest Rate Risk under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Although the Company's net interest margin has improved over the same period in the prior year, recent trends in pricing of both loans and deposits will, in management's opinion, place pressures on the Company's net interest margin in future quarters.

Loans, on an average balance basis, increased by $100.5 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The yield on the loan portfolio increased 97 basis points to 7.56% for the six months ended June 30, 2006 compared to 6.59% for the six months ended June 30, 2005. This increase in yield and volume resulted in interest revenue from loans increasing 28.0% or $8.0 million for the first six months of 2006.

Average investment securities were $268.3 million for the six months ended June 30, 2006 compared to $269.8 million for the same period in 2005. The average yield (TE) for the six months ended June 30, 2006 was 4.91% compared to 4.58% for the six months ended June 30, 2005, partially due to an increase in higher yielding mortgage backed securities. The increase in the yield on investment securities offset the small decrease in volume and resulted in an increase in interest income of $399,000, or 6.5%, for the six months ended June 30, 2006.

Compared to the first six months of 2005, the Company has grown average interest-bearing sources of funds by $76.0 million or 9.0%. Interest bearing deposits grew $34.3 million while all other interest bearing sources of funds (including FHLB Advances) increased by $42 million (see Deposits and Federal Home Loan Bank Advances and Other Borrowings). Overall, the average interest rate on interest-bearing sources of funds was 2.31% for the six months ended June 30, 2006 and 1.45% for the six months ended June 30, 2005. The increase in the volume and rate on interest-bearing sources of funds resulted in an increase in interest expense of $4.5 million, or 74.1%, for the six months ended June 30, 2006 compared to the same period in 2005.

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

The provision for loan losses totaled $275,000 for the first half of 2006, compared to $0 for the first half of 2005. Changes in the provision between the first half of 2006 and 2005 were the result of management's evaluation of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses and the prevailing economic climate and its effect on borrowers' ability to repay loans in accordance with the terms of the notes (see "Note 1. Critical Accounting Policies and Estimates - Allowance for Loan Losses" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk").

The allowance for loan losses was $18.5 million or 1.8% of the total loan balance and $17.9 million or 2.0% of the total loan balance at June 30, 2006 and June 30, 2005, respectively. As of December 31, 2005, the allowance for loan losses was $17.9 million, which represented 1.8% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of June 30, 2006 was adequate. See the table below for allowance for loan loss activity for the periods indicated.

                                              Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
(in thousands)                                  2006      2005        2006      2005
---------------------------------------------------------------------------------------
Balance at Beginning of Period               $ 18,258   $ 17,758   $ 17,860   $ 17,727
Provision Charged to Expense                        -          -        275          -
Recoveries of Loans Previously Charged Off        406        420        664        496
Loans Charged Off                                (133)      (235)      (268)      (280)
=======================================================================================
Balance at End of Period                     $ 18,531   $ 17,943   $ 18,531   $ 17,943
=======================================================================================

NON-INTEREST INCOME
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from the sale of investment securities; (3) credit card merchant fees; (4) ATM fees; (5) increases in the cash surrender value of bank owned life insurance; and (6) fees from other miscellaneous business services. Overall, non-interest income increased $476,000 or 15.7% for the three months ended June 30, 2006 compared to the same period of 2005.

The primary reason for this increase was fees related to our Overdraft Privilege Service which was offered to eligible customers with deposit accounts in good standing beginning May 1, 2006. In addition, ATM fees increased $73,000 or 31.3% over the three months ended June 30, 2005 as a result of our expanded ATM network and fee increases implemented beginning May 1, 2006.

Non-interest income increased $178,000 or 3.0% for the six months ended June 30, 2006 compared to the same period of 2005. As discussed in the paragraph above, the primary reason for this increase was fees related to our Overdraft Privilege Service and increases in ATM fees. This increase was offset by losses on the sale of investment securities of $419,000 through the first six months of 2006 as compared to a gain of $144,000 for the first six months of 2005 (See "Investment Securities").

NON-INTEREST EXPENSE
Non-interest expense for the Company includes expenses for salaries and employee benefits, occupancy, equipment, supplies, legal fees, professional services, data processing, marketing, deposit insurance, merchant bankcard operations, and other miscellaneous expenses.

Non-interest expense increased $1.0 million or 9.8% over the second quarter of 2005, primarily as a result of a $633,000 increase in occupancy and equipment expense related to the remodeling and expansion of the Bank's branch network and expanded software maintenance contracts. The branch remodeling and expansion program has resulted in increased maintenance and equipment expense and increased furniture & equipment depreciation. The other major factor impacting non-interest expense was an increase of $217,000 in salaries & employee benefits due to increased contributions to the Company's employee incentive bonus plans.

Non-interest expense for the six months ended June 30, 2006 increased $2.3 million or 11.5% over the same period in 2005, primarily as a result of a $1.2 million increase in salaries and employee benefits. Salaries and employee benefits increased over the prior year due to officer raises that took place in November 2005 and increased contributions to the Company's employee incentive plans. Additionally, as discussed above, the remodeling and expansion of the Bank's branch network has impacted non-interest expense along with expanded software maintenance contracts.

PROVISION FOR INCOME TAXES
The provision for income taxes increased 13.6% to $2.9 million for the second quarter of 2006. The Company's effective tax rate increased for the second quarter of 2006 and was 36.5% compared to 35.9% for the same period in 2005. This increase in the effective tax rate was due to a decrease in the mix of tax-exempt income from municipal securities and cash surrender value of life insurance policies.

The provision for income taxes increased 12.2% to $5.7 million for the first six months of 2006. The Company's effective tax rate increased for the first six months of 2006 and was 36.4% compared to 36.2% for the same period in 2005.

BALANCE SHEET ANALYSIS

This section presents a comparison of the Company's balance sheet for the six month period ending June 30, 2006 and the same period in 2005. As previously discussed (see "Overview") the seasonality of the Company's business due to its agricultural customer base makes a comparison of the June 30th balance sheet to the preceding December 31st not meaningful.

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

Losses in the investment portfolio, reflecting a decline in value judged by the Company to be other than temporary, are recognized in the period in which they occur.

The investment portfolio provides the Company with an income alternative to loans as well as a tool to better manage its liquidity and interest rate risk. As of June 30, 2006 the investment portfolio represented 19.3% of the Company's total assets. Total investment securities decreased $3.3 million from a year ago and now total $265.8 million. Reductions in the securities portfolio were used to fund higher yielding loans. During the first half of 2006, the Company sold $10.1 million in investment securities at a loss of $419,000. Funds not invested in loans were reinvested in higher yielding securities which should serve to strengthen the Company's future net interest margin and better align the portfolio with the Company's evolving asset/liability management objectives.

Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the six months ended June 30, 2006, average Federal Funds Sold was $1.6 million compared to $4.3 million at June 30, 2005.

LOANS
The Company's loan portfolio at June 30, 2006 increased $104.0 million from June 30, 2005. The increase was due to strong loan demand in the Company's market area, along with an aggressive calling program on selected loan prospects. Additionally, on an average balance basis loans have increased $100.5 million or 11.5% from prior year. The following table sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan  Portfolio  As  Of:
------------------------
(in thousands)                June 30, 2006   Dec. 31, 2005   June 30, 2005
----------------------------------------------------------------------------
Real Estate                   $      473,542  $      432,378  $      450,491
Real Estate Construction              92,618         110,235          59,903
Home Equity                           66,402          69,013          64,571
Agricultural                         176,621         170,657         147,243
Commercial                           179,808         174,530         164,368
Consumer                              20,514          18,958          18,836
----------------------------------------------------------------------------
  Gross Loans                      1,009,505         975,771         905,412
Less:
  Unearned Income                      2,400           2,514           2,343
  Allowance for Loan Losses           18,531          17,860          17,943
----------------------------------------------------------------------------
  Net Loans                   $      988,574  $      955,397  $      885,126
============================================================================

NON-PERFORMING ASSETS
Non-performing assets are comprised of non-performing loans (defined as non-accrual loans plus accruing loans past due 90 days or more) and other real estate owned. As set forth in the table below, non-performing loans as of June 30, 2006 were $127,000 compared to $64,000 at June 30, 2005. Accrued interest reversed from income on loans placed on a non-accrual status totaled $15,000 at June 30, 2006 compared to $3,000 at June 30, 2005. The Company has reported no other real estate owned from June 30, 2005 through June 30, 2006.

Non-Performing Assets
---------------------
(in thousands)                    June 30, 2006    Dec. 31, 2005    June 30, 2005
----------------------------------------------------------------------------------
Non-Performing Loans             $          127   $          694   $           64
Other Real Estate Owned                       -                -                -
==================================================================================
Total                            $          127   $          694   $           64
==================================================================================
----------------------------------------------------------------------------------
Non-Performing Assets
as a % of Total Loans                      0.01%            0.07%            0.01%
----------------------------------------------------------------------------------
Allowance for Loan Losses as a
% of Non-Performing Loans
                                       14,591.3%         2,573.5%        28,035.9%
----------------------------------------------------------------------------------

Except for non-performing loans shown in the table above, the Bank's management is not aware of any loans as of June 30, 2006 for which known credit problems of the borrower would cause serious doubts as to the ability of these borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Company's management cannot, however, predict the extent to which the following or other factors may affect a borrower's ability to pay: (1) deterioration in general economic conditions, real estate values or agricultural commodity prices; (2) increases in interest rates; or (3) changes in the overall financial condition or business of a borrower.

DEPOSITS
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

At June 30, 2006, deposits totaled $1.1 billion. This represents an increase of 8.5% or $85.4 million from June 30, 2005. Core deposits (exclusive of Public Time Deposits) increased 8.2% over the same period. Public Time Deposits have increased $7.9 million since June 30, 2005.

Demand, interest bearing transaction and time deposit accounts increased $106.7 million or 14.9% from June 30, 2005. The Company's calling efforts for prospective customers includes acquiring both loan and deposit relationships which result in new demand, interest bearing transaction accounts and time deposits. Savings deposits (which include money market accounts) decreased $21.4 million or 7.4% from June 30, 2005. Savings deposits have declined as customers have transferred their funds to higher yielding time deposit accounts with the Bank.

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets (see "Item 3. Quantitative and Qualitative Disclosures about Market Risk and Liquidity Risk"). These advances are also used to manage the Company's interest rate risk exposure, and as opportunities exist, to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB Advances as of June 30, 2006 were $134.6 million compared to $90.9 million of FHLB Advances as of June 30, 2005. This increase of $43.7 million in borrowings occurred as a result of the Company's growth in average earning assets exceeding its growth in average deposits by $20.3 million over the last twelve months.

LONG-TERM SUBORDINATED DEBENTURES
On December 17, 2003 the Company raised $10 million through an offering of trust preferred securities. Although this amount is reflected as subordinated debt on the Company's balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see "Capital"). These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. Interest rates reset quarterly and were 8.25% as of June 30, 2006, 7.35% at December 31, 2005 and 6.27% at June 30, 2005.

CAPITAL
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $125.7 million at June 30, 2006 and $120.7 million at June 30, 2005.

The Company and the Bank are subject to capital adequacy requirements administered by the federal banking agencies. Under these requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Management believes, as of June 30, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

                                                                                                  TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     REGULATORY CAPITAL       PROMPT CORRECTIVE
(IN THOUSANDS)                                   ACTUAL                 REQUIREMENTS          ACTION PROVISIONS
---------------------------------------------------------------------------------------------------------------
THE COMPANY:                              AMOUNT        RATIO       AMOUNT        RATIO       AMOUNT      RATIO
---------------------------------------------------------------------------------------------------------------
As of June 30, 2006
Total Capital to Risk Weighted Assets   $   154,909       12.36%  $   100,279         8.0%      N/A         N/A
Tier I Capital to Risk Weighted Assets  $   139,203       11.11%  $    50,139         4.0%      N/A         N/A
Tier I Capital to Average Assets        $   139,203       10.40%  $    53,553         4.0%      N/A         N/A

                                                                                                   TO BE WELL
                                                                                               CAPITALIZED UNDER
                                                                     REGULATORY CAPITAL        PROMPT CORRECTIVE
(IN THOUSANDS)                                   ACTUAL                 REQUIREMENTS           ACTION PROVISIONS
--------------------------------------------------------------------------------------------------------------------
THE BANK:                                 AMOUNT        RATIO       AMOUNT        RATIO       AMOUNT        RATIO
--------------------------------------------------------------------------------------------------------------------
As of June 30, 2006
Total Capital to Risk Weighted Assets   $   151,741       12.14%  $    99,967         8.0%  $   124,959        10.0%
Tier I Capital to Risk Weighted Assets  $   136,083       10.89%  $    49,984         4.0%  $    74,975         6.0%
Tier I Capital to Average Assets        $   136,083       10.18%  $    53,450         4.0%  $    66,812         5.0%

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

In 1998, the Board approved the Company's first stock repurchase program which expired on May 1, 2001. During the second quarter of 2004, the Board approved a second stock repurchase program because it concluded that the Company continued to have more capital than it needed to meet present and anticipated regulatory guidelines for the Bank to be classified as "well capitalized." On April 4, 2006, the Board unanimously approved expanding the Repurchase Program to allow the repurchase of up to $15 million of stock between May 1, 2006 and April 30, 2009.

Repurchases under the program will continue to be made on the open market or through private transactions. The repurchase program also requires that no purchases may be made if the Bank would not remain "well-capitalized" after the repurchase. All shares repurchased under the repurchase program will be retired (see the Company's 2005 Form 10-K, Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities).

During the second quarter of 2006, the Company repurchased 4,041 shares at an average share price of $508 per share. During the second quarter of 2005, the Company repurchased 2,117 shares at an average share price of $500. Since the second share repurchase program was approved in 2004, the Company has repurchased over 19,000 shares for total consideration of $9.2 million.

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of June 30, 2006, the Company had entered into commitments with certain customers amounting to $319.9 million compared to $447.7 million at December 31, 2005 and $421.2 million at June 30, 2005. Letters of credit at June 30, 2006, December 31, 2005 and June 30, 2005, were $9.1 million, $11.5 million and $15.4 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

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

The Company's methodology for assessing the appropriateness of the allowance is applied on a regular basis and considers all loans. The systematic methodology consists of two major elements. The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan's effective interest rate, the fair value of the loan's collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

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

The second phase is conducted by segmenting the loan portfolio by risk rating and into groups of loans with similar characteristics in accordance with SFAS No. 5, "Accounting for Contingencies." In this second phase, groups of loans are reviewed and applied the appropriate allowance percentage to determine a portfolio formula allowance.

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

Management believes that the allowance for loan losses at June 30, 2006 was adequate to provide for both recognized losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2006, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.50% if rates increase by 200 basis points and a decrease in net interest income of 1.63% if rates decline 200 basis points. Comparatively, at December 31, 2005, the Company's estimated net interest income sensitivity was an increase in net interest income of 0.54% if rates increase by 200 basis points and a decrease in net interest income of 3.11% if rates decrease 200 basis points.

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

In general, liquidity risk is managed daily by controlling the level of Federal Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Federal Funds as a cushion for temporary liquidity needs. At June 30, 2006, the Company maintained Federal Funds credit lines of $75 million with banks subject to the customary terms and conditions for such arrangements and $150 million in repurchase lines with major brokers. In addition, the Company has additional borrowing capacity of $119 million from the Federal Home Loan Bank.

At June 30, 2006, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $106.6 million, which represents 7.7% of total assets.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports. Such information is reported to the Company's management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives. Management also evaluates the cost-benefit relationship of possible controls and procedures.

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

There have been no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the second quarter of 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the second quarter of 2006.

The Board of Directors approved a $10 million Repurchase Program in May 2004. As of April 30, 2006 the Company had repurchased $7.87 million of stock under the Repurchase Program. On April 4, 2006 the Board unanimously approved expanding the Repurchase Program to allow for the repurchase of up to $15 million of stock between May 1, 2006 and April 30, 2009. The table below reflects the dollar value of shares that may be repurchased restarting at $15 million on May 1, 2006.

                                                 NUMBER OF SHARES    APPROXIMATE DOLLAR
                                                 PURCHASED AS PART  VALUE OF SHARES THAT
                                      AVERAGE      OF A PUBLICLY         MAY YET BE
                          NUMBER OF  PRICE PER   ANNOUNCED PLAN OR   PURCHASED UNDER THE
SECOND QUARTER 2006        SHARES      SHARE          PROGRAM          PLAN OR PROGRAM
-----------------------------------------------------------------------------------------
04/01/2006 - 04/30/2006       1,397  $      510              1,397  $           2,131,000
05/01/2006 - 05/31/2006*      2,112         505              2,112            13,932,900*
06/01/2006 - 06/30/2006         532         510                532             13,661,580
-----------------------------------------------------------------------------------------
Total                         4,041  $      508              4,041  $          13,661,580

*Reflects changes to stock repurchase program approved by Board on April 4, 2006. See paragraph above.

The common stock of Farmers & Merchants Bancorp is not widely held, is not listed on any exchange, nor is it included on the NASDAQ National Market or the NASDAQ Small Cap Market. However, trades may be reported on the OTC Bulletin Board under the symbol "FMCB.OB." Additionally, management is aware that there are private transactions in the Company's common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The Annual Meeting of Shareholders of Farmers & Merchants Bancorp was held on May 15, 2006. The business conducted at the meeting included election of directors. Following is the voting results from the 2006 annual meeting of shareholders. As of May 15, 2006 there were 619,849 shares represented in person
                                            -------
and by proxy that participated in this election and shares were voted on the measure before the shareholders as follows:

1.  ELECTION OF DIRECTORS

Directors                %       For      %    Withheld
---------------------  ------  -------  -----  --------

Stewart C. Adams, Jr.   94.99  588,787   5.01    31,062
                       ------  -------  -----  --------

Ralph Burlington        99.03  613,822   0.97     6,027
                       ------  -------  -----  --------

Edward Corum, Jr.       99.03  613,822   0.97     6,027
                       ------  -------  -----  --------

Robert F. Hunnell       99.03  613,822   0.97     6,027
                       ------  -------  -----  --------

Ole R. Mettler          99.00  613,622   1.00     6,227
                       ------  -------  -----  --------

James E. Podesta        99.02  613,793   0.98     6,056
                       ------  -------  -----  --------

Kevin Sanguinetti       99.03  613,822   0.97     6,027
                       ------  -------  -----  --------

H. C. Schumacher        99.02  613,793   0.98     6,056
                       ------  -------  -----  --------

Kent A. Steinwert       98.99  613,593   1.01     6,256
                       ------  -------  -----  --------

Calvin (Kelly) Suess    99.03  613,822   0.97     6,027
                       ------  -------  -----  --------

Carl A. Wishek, Jr.     98.44  610,203   1.56     9,646
                       ------  -------  -----  --------


ITEM 5. OTHER INFORMATION
-------------------------

None


ITEM 6. EXHIBITS
----------------

See Exhibit Index on Page 34.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FARMERS & MERCHANTS BANCORP


Date:  August 4, 2006                 /s/ Kent A. Steinwert
                                      _________________________
                                      Kent A. Steinwert
                                      President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)



Date:  August 4, 2006                 /s/ Stephen W. Haley
                                      _________________________
                                      Stephen W. Haley
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)



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