Form 10-Q
period 2006-09-30
FARMERS & MERCHANTS BANCORP
filed 2006-11-08
CIK 1085913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006
                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM          TO
                                              --------    --------

                       Commission File Number:  000-26099

                           FARMERS & MERCHANTS BANCORP
             (Exact name of registrant as specified in its charter)

                     DELAWARE                             94-3327828
          (State or other jurisdiction                 (I.R.S. Employer
        of incorporation or organization)             Identification No.)

      111 W. Pine Street, Lodi, California                   95240
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

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 811,933 as of November 1, 2006.

                              FARMERS & MERCHANTS BANCORP

                                       FORM 10-Q
                                   TABLE OF CONTENTS

                                   -----------------

PART I. - FINANCIAL INFORMATION                                                   PAGE
          ---------------------                                                   ----
     ITEM 1 - FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of September 30, 2006 (Unaudited),
          December 31, 2005 and September 30, 2005 (Unaudited).                      3

          Consolidated Statements of Income (Unaudited) for the Three Months
          and Nine Months Ended September 30, 2006 and 2005.                         4

          Consolidated Statements of Comprehensive Income (Unaudited) for the
          Three Months and Nine Months Ended September 30, 2006 and 2005.            5

          Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
          for the Nine Months Ended September 30, 2006 and 2005.                     6

          Consolidated Statements of Cash Flows (Unaudited) for the Nine
          Months Ended September 30, 2006 and 2005.                                  7

          Notes to the Unaudited Consolidated Financial Statements                   8

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                 13

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            28

     ITEM 4 - CONTROLS AND PROCEDURES                                               31


PART II. -OTHER INFORMATION
          -----------------

     ITEM 1 - LEGAL PROCEEDINGS                                                     32

     ITEM 1A - RISK FACTORS                                                         32

     ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           32

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                       32

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   32

     ITEM 5 - OTHER INFORMATION                                                     32

     ITEM 6 - EXHIBITS                                                              32

SIGNATURES                                                                          33

INDEX TO EXHIBITS                                                                   33

PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP
CONSOLIDATED BALANCE SHEETS
=============================================================================================
(in thousands)                                   Sept. 30,      December 31,     Sept. 30,
                                                    2006            2005            2005
ASSETS                                          (Unaudited)                     (Unaudited)
---------------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due From Banks                      $      41,609   $      50,669   $      36,871
  Federal Funds Sold                                       -               -               -
---------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                   41,609          50,669          36,871

Investment Securities:
  Available-for-Sale                                 150,994         158,029         143,884
  Held-to-Maturity                                   113,045         109,911         110,540
---------------------------------------------------------------------------------------------
    Total Investment Securities                      264,039         267,940         254,424
---------------------------------------------------------------------------------------------

Loans:                                             1,035,200         973,257         944,579
  Less: Allowance for Loan Losses                     18,300          17,860          17,905
---------------------------------------------------------------------------------------------
    Loans, Net                                     1,016,900         955,397         926,674
---------------------------------------------------------------------------------------------
Land, Buildings & Equipment                           19,731          17,522          16,311
Bank Owned Life Insurance                             38,026          36,799          36,404
Interest Receivable and Other Assets                  35,508          24,662          22,670
---------------------------------------------------------------------------------------------
    TOTAL ASSETS                               $   1,415,813   $   1,352,989   $   1,293,354
=============================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
Deposits:
  Demand                                       $     269,519   $     325,745   $     267,765
  Interest Bearing Transaction                       125,488         138,321         119,918
  Savings                                            272,127         283,226         289,662
  Time Deposits                                      447,258         356,048         369,271
---------------------------------------------------------------------------------------------
    Total Deposits                                 1,114,392       1,103,340       1,046,616
---------------------------------------------------------------------------------------------

Fed Funds Purchased                                        -             650          19,700
FHLB Borrowings                                      138,844          98,847          75,857
Subordinated Debentures                               10,310          10,310          10,310
Interest Payable and Other Liabilities                21,946          16,194          17,827
---------------------------------------------------------------------------------------------
    Total Liabilities                              1,285,492       1,229,341       1,170,310
---------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common Stock                                             8               8               8
  Additional Paid-In Capital                          90,334          95,862          96,808
  Retained Earnings                                   41,759          29,463          28,509
  Accumulated Other Comprehensive Loss                (1,780)         (1,685)         (2,281)
---------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                       130,321         123,648         123,044
---------------------------------------------------------------------------------------------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $   1,415,813   $   1,352,989   $   1,293,354
=============================================================================================
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
===========================================================================================================
(in thousands except per share data)                             Three Months             Nine Months
                                                                Ended Sept. 30,         Ended, Sept. 30
                                                               2006        2005         2006        2005
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest & Fees on Loans                                  $  20,015   $   16,061   $  56,595   $  44,631
  Interest on Federal Funds Sold and Securities Purchased
    Under Agreements to Resell                                     11           41          48          97
  Interest on Investment Securities:
    Taxable                                                     2,099        1,769       6,232       5,498
    Tax-Exempt                                                    825          834       2,447       2,389
-----------------------------------------------------------------------------------------------------------
    Total Interest Income                                      22,950       18,705      65,322      52,615
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits                                                      5,048        2,689      12,515       6,991
  Borrowed Funds                                                1,590          992       4,255       2,441
  Subordinated Debentures                                         218          166         613         463
-----------------------------------------------------------------------------------------------------------
    Total Interest Expense                                      6,856        3,847      17,383       9,895
-----------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                            16,094       14,858      47,939      42,720
Provision for Loan Losses                                           -            -         275           -
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                  16,094       14,858      47,664      42,720
-----------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Service Charges on Deposit Accounts                           1,754        1,128       4,326       3,273
  Net Loss on Sale of Investment Securities                      (664)        (307)     (1,083)       (163)
  Credit Card Merchant Fees                                       552          546       1,626       1,526
  Increase in Cash Surrender Value of Life Insurance              425          403       1,228       1,169
  ATM Fees                                                        307          277         892         714
  Other                                                           740          937       2,228       2,390
-----------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                   3,114        2,984       9,217       8,909
-----------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries & Employee Benefits                                  6,919        7,027      21,527      20,437
  Occupancy                                                       564          495       1,801       1,505
  Equipment                                                       817          772       2,463       1,733
  Credit Card Merchant Expense                                    416          395       1,203       1,088
  Marketing                                                       311          232         688         865
  Other                                                         1,750        1,531       5,005       4,480
-----------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                                 10,777       10,452      32,687      30,108
-----------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                      8,431        7,390      24,194      21,521
Provision for Income Taxes                                      3,098        2,643       8,830       7,754
-----------------------------------------------------------------------------------------------------------
    NET INCOME                                              $   5,333   $    4,747   $  15,364   $  13,767
===========================================================================================================
EARNINGS PER SHARE                                          $    6.54   $     5.74   $   18.77   $   16.59
===========================================================================================================
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
==================================================================================================================================
(in thousands)                                                                         Three Months              Nine Months
                                                                                      Ended Sept. 30,          Ended Sept. 30,
                                                                                     2006        2005         2006        2005
----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                      $   5,333   $    4,747   $  15,364   $   13,767

  OTHER COMPREHENSIVE (LOSS) INCOME  -

    UNREALIZED (LOSSES) GAINS ON DERIVATIVE INSTRUMENTS:
      Unrealized holding (losses) gains arising during the period, net of income tax effects of $0 and $1 for the quarters ended
      September 30, 2006 and 2005, respectively, and $0 and $0
      for the nine months ended September 30, 2006 and 2005, respectively.                -           (1)          -            -

      Less: Reclassification adjustment for realized losses included in net income, net of related income tax effects of $(3) and $(3) for the quarters ended September 30, 2006 and 2005, respectively, and $(2) and
      $(9) for the nine months ended September 30, 2006 and 2005, respectively.          (5)          (4)         (3)         (13)

    UNREALIZED GAINS (LOSSES) ON SECURITIES:
      Unrealized holding gains (losses) arising during the period, net of income tax provision (benefit) of $992 and $(435) for the quarters ended
      September 30, 2006 and 2005, respectively, and of $(521) and $(968)
      for the nine months ended September 30, 2006 and 2005, respectively.            1,365         (597)       (720)      (1,332)

      Less: Reclassification adjustment for realized losses included in net income, net of related income tax effects of $278 and $129 for the quarters ended September 30, 2006 and 2005, respectively, and of
      $455 and $69 for the nine months ended September 30, 2006 and 2005,
      respectively.                                                                     386          178         628           94
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                                       1,746         (424)        (95)      (1,251)
----------------------------------------------------------------------------------------------------------------------------------

    COMPREHENSIVE INCOME                                                          $   7,079   $    4,323   $  15,269   $   12,516
==================================================================================================================================
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY  (UNAUDITED)
===============================================================================================================================
(in thousands except share data)                                                                 ACCUMULATED
                                        COMMON                    ADDITIONAL                        OTHER            TOTAL
                                        SHARES        COMMON        PAID-IN       RETAINED      COMPREHENSIVE    SHAREHOLDERS'
                                     OUTSTANDING      STOCK         CAPITAL       EARNINGS          LOSS            EQUITY
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004               792,722   $          8  $     82,237   $     35,332   $       (1,030)  $      116,547
===============================================================================================================================
Net Income                                                    -             -         13,767                -           13,767
Cash Dividends Declared on                                                                                                   -
  Common Stock                                                -             -         (2,659)               -           (2,659)
5% Stock Dividend                         38,995              -        17,641        (17,641)               -                -
Cash Paid in Lieu of Fractional
  Shares Related to Stock Dividend                            -             -           (290)               -             (290)
Repurchase of Stock                       (6,143)             -        (3,070)             -                -           (3,070)
Change in Unrealized Loss on
  Derivative Instruments                                                                                  (12)             (12)
Change in Net Unrealized Loss
  on Securities Available for Sale                            -             -              -           (1,239)          (1,239)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2005              825,574   $          8  $     96,808   $     28,509   $       (2,281)  $      123,044
===============================================================================================================================

-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005               823,651   $          8  $     95,862   $     29,463   $       (1,685)  $      123,648
===============================================================================================================================
Net Income                                                    -             -         15,364                -           15,364
Cash Dividends Declared on                                                                                                   -
  Common Stock                                                -             -         (3,068)               -           (3,068)
Repurchase of Stock                      (10,918)             -        (5,528)             -                -           (5,528)
Change in Unrealized Loss on
  Derivative Instruments                                                                                   (3)              (3)
Change in Net Unrealized Loss
  on Securities Available for Sale                            -             -              -              (92)             (92)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2006              812,733   $          8  $     90,334   $     41,759   $       (1,780)  $      130,321
===============================================================================================================================
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                  Nine Months Ended
============================================================================================================
(in thousands)                                                                  Sept. 30,       Sept. 30,
                                                                                   2006            2005
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                                    $      15,364   $      13,767
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Provision for Loan Losses                                                           275               -
    Depreciation and Amortization                                                     1,387           1,168
    Net (Accretion) Amortization of Investment Security Discounts & Premium             (73)            482
    Net Loss on Sale of Investment Securities                                         1,083             163
    Net Gain on Sale of Property & Equipment                                             (3)             (1)
  Net Change in Operating Assets & Liabilities:
    Net Increase in Interest Receivable and Other Assets                            (12,010)         (3,791)
    Net Increase in Interest Payable and Other Liabilities                            5,752           1,388
------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                                    11,775          13,176

INVESTING ACTIVITIES:
  Securities Available-for-Sale:
    Purchased                                                                       (41,826)        (15,550)
    Sold, Matured or Called                                                          47,733          54,565
  Securities Held-to-Maturity:
    Purchased                                                                        (7,348)        (27,703)
    Matured or Called                                                                 4,174           7,058
  Net Loans Originated or Acquired                                                  (62,519)        (78,030)
  Principal Collected on Loans Previously Charged Off                                   741             537
  Net Additions to Premises and Equipment                                            (3,598)         (2,508)
  Proceeds from Sale of Property & Equipment                                              5               1
------------------------------------------------------------------------------------------------------------
        Net Cash Used by Investing Activities                                       (62,638)        (61,630)

FINANCING ACTIVITIES:
  Net Decrease in Demand, Interest-Bearing Transaction,
    and Savings Accounts                                                            (80,158)         (5,892)
  Increase in Time Deposits                                                          91,210          50,398
  Net (Decrease) Increase in Federal Funds Purchased                                   (650)         19,700
  Net Increase (Decrease) in Federal Home Loan Bank Advances                         39,997          (5,032)
  Cash Dividends                                                                     (3,068)         (2,949)
  Stock Repurchases                                                                  (5,528)         (3,070)
------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Financing Activities                                    41,803          53,155

(Decrease) Increase in Cash and Cash Equivalents                                     (9,060)          4,701

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       50,669          32,170
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AS OF SEPT. 30, 2006 AND SEPT. 30, 2005             $      41,609   $      36,871
============================================================================================================
The accompanying notes are an integral part of these unaudited consolidated financial statements

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

The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank's wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant inter-company transactions have been eliminated in consolidation. The results of operations for the nine-month period ended September 30, 2006 may not necessarily be indicative of the operating results for the full year 2006.

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

DIVIDENDS AND EARNINGS PER SHARE
Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. No cash dividends were declared during the third quarter of 2006.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for the three and nine month periods ended September 30, 2006 were 814,887 and 818,719. The weighted average number of shares outstanding for the three and nine month periods ended September 30, 2005 were 827,012 and 829,976. Prior periods have been restated for stock dividends paid in 2005. No stock dividends have been paid in 2006.

SEGMENT  REPORTING
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a holding company for a community bank which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernable lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Therefore, only one segment is reported.

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

From time to time the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps and collars. These instruments are purchased and/or sold to reduce the Company's exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments during the nine month period ended September 30, 2006.

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

2. RECENT ACCOUNTING DEVELOPMENTS

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is in the process of evaluating the impact the adoption of FIN 48 will have on the results of operations.

In September 2006, the FASB issued Statement No. 157 (SFAS 157), "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is in the process of evaluating the impact the adoption of SFAS 157 will have on the results of operations.

In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (the Task Force) on Issue No. 06-5 (EITF 06-5) "Accounting for the Purchases of Life Insurance - Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No.85-4" (FTB 85-4). FTB 85-4 indicates that the amount of the asset included in the balance sheet for life insurance contracts within its scope should be "the amount that could be realized under the insurance contract as of the date of the statement of financial position." Questions arose in applying the guidance in FTB 85-4 to whether "the amount that could be realized" should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time. EITF 06-5 determined that "the amount that could be realized" should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy. Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the "amount that could be realized." An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.
The provisions of EITF 06-5
are effective for fiscal years beginning after December 15, 2006. Management is in the process of evaluating the impact the adoption of EITF 06-5 will have on the results of operations.

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007. Management is in the process of evaluating the impact the adoption of EITF 06-4 will have on the results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe the guidance provided by SAB 108 will have a material effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2006. This analysis should be read in conjunction with our 2005 Annual Report, filed as exhibit 13 on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

INTRODUCTION

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California, state-chartered bank formed in 1916. The Bank serves the northern Central Valley of California with 20 banking offices. The service area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock and Hilmar.

Substantially all of the Company's business activities are conducted within its market area.

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System ("FRB"). Since the Bank is a California, state-chartered, non-FED member bank, it is subject to the regulation and examination of the California Department of Financial Institutions and the Federal Deposit Insurance Corporation.

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

For the three and nine months ended September 30, 2006, Farmers & Merchants Bancorp reported net income of $5,333,000 and $15,364,000, earnings per share of $6.54 and $18.77 and return on average assets of 1.54% and 1.51%, respectively. Return on average shareholders' equity was 16.81% and 16.23% for the three and nine months ended September 30, 2006.

For the three and nine months ended September 30, 2005, Farmers & Merchants Bancorp reported net income of $4,747,000 and $13,767,000, earnings per share of $5.74 and $16.59 and return on average assets of 1.50% and 1.47%, respectively. Return on average shareholders' equity was 15.73% and 15.31% for the three and nine months ended September 30, 2005.

The Company's improved earnings performance in the first nine months of 2006 when compared to the same period last year was due to a combination of (1) growth in earning assets; and (2) improvement in the net interest margin due to rising interest rates.

The following is a summary of the financial results for the nine-month period ended September 30, 2006 compared to September 30, 2005.

-    Net income increased 11.6% to $15.4 million from $13.8 million.

-    Earnings per share increased 13.1% to $18.77 from $16.59.

-    Net interest income increased 12.2% to $47.9 million from $42.7 million.

- Net interest margin on a tax-equivalent basis increased 16 basis points from 5.07% to 5.23%.

-    Total assets increased 9.5% to $1.4 billion.

-    Gross loans increased 9.6% to $1.0 billion.

-    Total deposits increased 6.5% to $1.1 billion.

RESULTS OF OPERATIONS

NET  INTEREST  INCOME  /  NET  INTEREST  MARGIN
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and nine month periods ending September 30, 2006 and 2005.

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

FARMERS & MERCHANTS BANCORP
QUARTERLY AVERAGE BALANCES AND INTEREST RATES
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
                                                     Three Months Ended Sept 30,              Three Months Ended Sept 30,
                                                                 2006                                    2005
ASSETS                                           Balance       Interest       Rate       Balance       Interest       Rate
-----------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                             $      772   $          11       5.65%  $    4,817   $          41       3.38%
Investment Securities Available-for-Sale
  U.S. Treasuries                                       0               0       0.00%           0               0       0.00%
  U.S. Agencies                                    30,834             315       4.09%      57,496             548       3.81%
  Municipals - Taxable                                  0               0       0.00%           0               0       0.00%
  Municipals - Non-Taxable                         15,417             251       6.51%      15,699             223       5.68%
  Mortgage Backed Securities                      104,379           1,258       4.82%      75,354             729       3.87%
  Other                                             7,516             103       5.48%       3,548              64       7.22%
-----------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities
      Available-for-Sale                          158,146           1,927       4.87%     152,097           1,564       4.11%
-----------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Treasuries                                       0               0       0.00%           0               0       0.00%
  U.S. Agencies                                    30,580             317       4.15%      30,701             308       4.01%
  Municipals - Taxable                                  0               0       0.00%           0               0       0.00%
  Municipals - Non-Taxable                         66,910             997       5.96%      67,403             945       5.61%
  Mortgage Backed Securities                        9,474              90       3.80%      11,932             112       3.75%
  Other                                             2,119              16       3.02%         277               7      10.11%
-----------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities
      Held-to-Maturity                            109,083           1,420       5.21%     110,313           1,372       4.97%
-----------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                     575,798          10,600       7.30%     506,791           8,689       6.80%
  Home Equity                                      67,695           1,392       8.16%      65,976           1,100       6.61%
  Agricultural                                    172,982           3,769       8.64%     152,599           2,747       7.14%
  Commercial                                      178,849           3,825       8.48%     169,625           3,089       7.22%
  Consumer                                         13,580             285       8.33%      12,905             301       9.25%
  Credit Card                                       5,553             133       9.50%       5,095             124       9.66%
  Municipal                                         1,460              11       2.99%       1,002              11       4.36%
-----------------------------------------------------------------------------------------------------------------------------
    Total Loans                                 1,015,917          20,015       7.82%     913,993          16,061       6.97%
-----------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                        1,283,918   $      23,373       7.22%   1,181,220   $      19,038       6.39%
                                                            =========================               =========================

Unrealized Gain/(Loss) on Securities
  Available-for-Sale                               (4,856)                                 (2,053)
Allowance for Loan Losses                         (18,421)                                (17,933)
Cash and Due From Banks                            37,797                                  35,904
All Other Assets                                   83,887                                  72,959
----------------------------------------------------------                             -----------
    TOTAL ASSETS                               $1,382,325                              $1,270,097
==========================================================                             ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest Bearing Deposits
  Interest Bearing DDA                         $  126,585   $          22       0.07%  $  116,849   $          20       0.07%
  Savings                                         274,822             665       0.96%     291,876             324       0.44%
  Time Deposits                                   434,155           4,361       3.99%     358,160           2,345       2.60%
-----------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits               835,562           5,048       2.40%     766,885           2,689       1.39%
Other Borrowed Funds                              120,045           1,590       5.25%      89,120             992       4.42%
Subordinated Debentures                            10,310             218       8.39%      10,310             166       6.39%
-----------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities            965,917   $       6,856       2.82%     866,315   $       3,847       1.76%
                                                            =========================               =========================
Interest Rate Spread                                                            4.41%                                   4.63%
Demand Deposits (Non-Interest Bearing)            270,111                                 266,351
All Other Liabilities                              19,395                                  16,722
---------------------------------------------------------                               ----------
    TOTAL LIABILITIES                           1,255,423                               1,149,388

Shareholders' Equity                              126,902                                 120,709
----------------------------------------------------------                              ----------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $1,382,325                              $1,270,097
==========================================================                             ===========
Impact of Non-Interest Bearing
  Deposits and Other Liabilities                                                0.70%                                   0.47%
Net Interest Income and Margin
  on Total Earning Assets                                          16,517       5.10%                      15,191       5.10%
Tax Equivalent Adjustment                                            (423)                                   (333)
-----------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                         $      16,094       4.97%               $      14,858       4.99%
=============================================================================================================================

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $596,000 and $877,000 for the quarters ended September 30, 2006 and 2005, respectively. Yields on securities available-for-sale are based on historical cost.

FARMERS & MERCHANTS BANCORP
YEAR-TO-DATE AVERAGE BALANCES AND INTEREST RATES
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
                                                   Nine Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                                                2006                                  2005
ASSETS                                           Balance      Interest       Rate       Balance     Interest       Rate
--------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                             $    1,334   $        48        4.81%  $    4,474   $       97        2.90%
Investment Securities Available-for-Sale
  U.S. Agencies                                    30,846           939        4.06%      62,360        1,739        3.72%
  Municipals - Taxable                                  -             -        0.00%         108            5        6.17%
  Municipals - Non-Taxable                         15,652           745        6.34%      16,175          741        6.11%
  Mortgage Backed Securities                      106,765         3,746        4.68%      79,820        2,341        3.91%
  Other                                             5,509           260        6.29%       4,517          180        5.31%
--------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities
      Available-for-Sale                          158,772         5,690        4.78%     162,980        5,006        4.10%
--------------------------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Agencies                                    30,607           952        4.15%      27,443          859        4.17%
  Municipals - Non-Taxable                         66,389         2,953        5.93%      64,114        2,882        5.99%
  Mortgage Backed Securities                       10,059           288        3.82%      12,556          358        3.80%
  Other                                             2,122            47        2.95%         286           15        6.99%
--------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities
      Held-to-Maturity                            109,177         4,240        5.18%     104,399        4,114        5.25%
--------------------------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                     558,734        29,953        7.17%     501,071       24,929        6.65%
  Home Equity                                      67,002         3,973        7.93%      64,426        2,961        6.14%
  Agricultural                                    163,362        10,161        8.32%     139,178        6,999        6.72%
  Commercial                                      179,773        11,199        8.33%     164,668        8,518        6.92%
  Consumer                                         13,476           877        8.70%      12,647          822        8.69%
  Credit Card                                       5,435           400        9.84%       4,992          369        9.88%
  Municipal                                         1,175            32        3.64%         988           33        4.47%
--------------------------------------------------------------------------------------------------------------------------
    Total Loans                                   988,957        56,595        7.65%     887,970       44,631        6.72%
--------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                        1,258,240   $    66,572        7.07%   1,159,823   $   53,848        6.21%
                                                            ========================               =======================

Unrealized Gain/(Loss) on Securities
  Available-for-Sale                               (4,034)                                (1,496)
Allowance for Loan Losses                         (18,300)                               (17,881)
Cash and Due From Banks                            37,518                                 34,268
All Other Assets                                   80,373                                 70,682
----------------------------------------------------------                            -----------
    TOTAL ASSETS                               $1,353,797                             $1,245,396
==========================================================                            ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest Bearing Deposits
  Interest Bearing DDA                         $  128,382   $        67        0.07%  $  114,493   $       58        0.07%
  Savings                                         278,262         1,512        0.73%     299,336          977        0.44%
  Time Deposits                                   405,998        10,936        3.60%     352,939        5,956        2.26%
--------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits               812,642        12,515        2.06%     766,768        6,991        1.22%
Other Borrowed Funds                              111,024         4,255        5.12%      73,003        2,441        4.47%
Subordinated Debentures                            10,310           613        7.95%      10,310          463        6.00%
--------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities            933,976   $    17,383        2.49%     850,081   $    9,895        1.56%
                                                            ========================               =======================
Interest Rate Spread                                                           4.59%                                 4.65%
Demand Deposits (Non-Interest Bearing)            277,025                                260,482
All Other Liabilities                              16,588                                 14,966
----------------------------------------------------------                            -----------
    TOTAL LIABILITIES                           1,227,589                              1,125,529

Shareholders' Equity                              126,208                                119,867
----------------------------------------------------------                            -----------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $1,353,797                             $1,245,396
==========================================================                            ===========

Impact of Non-Interest Bearing
  Deposits and Other Liabilities                                               0.64%                                 0.42%
Net Interest Income and Margin
  on Total Earning Assets                                        49,189        5.23%                   43,953        5.07%
Tax Equivalent Adjustment                                        (1,250)                               (1,233)
--------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                         $    47,939        5.09%               $   42,720        4.92%
==========================================================================================================================

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $2.1 million and $2.6 million for the nine months ended September 30, 2006 and 2005, respectively. Yields on securities available-for-sale are based on historical cost.

FARMERS & MERCHANTS BANCORP
VOLUME AND RATE ANALYSIS OF NET INTEREST REVENUE
(Rates on a Taxable Equivalent Basis)
(in thousands)                                          Three  Months Ended                            Nine Months Ended
                                            Sept. 30, 2006 Compared to Sept. 30, 2005     Sept. 30, 2006 Compared to Sept. 30, 2005
INTEREST EARNING ASSETS                        Volume          Rate         Net Chg.         Volume          Rate        Net Chg.
------------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                         $         (47)  $         17   $        (30)  $         (91)  $         42   $       (49)
Investment Securities Available for Sale
  U.S. Treasuries                                      0              0              0               0              0             0
  U.S. Agencies                                     (270)            37           (233)           (947)           147          (800)
  Municipals - Taxable                                 0              0              0              (2)            (3)           (5)
  Municipals - Non-Taxable                            (4)            32             28             (24)            28             4
  Mortgage Backed Securities                         323            206            529             888            517         1,405
  Other                                               58            (19)            39              44             36            80
------------------------------------------------------------------------------------------------------------------------------------
    Total Investment  Securities
      Available for Sale                             107            256            363             (41)           725           684
------------------------------------------------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Treasuries                                      0              0              0               0              0             0
  U.S. Agencies                                       (1)            10              9              98             (5)           93
  Municipals - Taxable                                 0              0              0               0              0             0
  Municipals - Non-Taxable                            (7)            59             52             101            (30)           71
  Mortgage Backed Securities                         (23)             1            (22)            (71)             1           (70)
  Other                                               17             (8)             9              45            (13)           32
------------------------------------------------------------------------------------------------------------------------------------
    Total Investment Securities
      Held to Maturity                               (14)            62             48             173            (47)          126
------------------------------------------------------------------------------------------------------------------------------------

Loans:
  Real Estate                                      1,239            672          1,911           3,002          2,022         5,024
  Home Equity                                         29            263            292             123            889         1,012
  Agricultural                                       397            625          1,022           1,339          1,823         3,162
  Commercial                                         175            561            736             831          1,850         2,681
  Consumer                                            15            (31)           (16)             54              1            55
  Credit Card                                         11             (2)             9              33             (2)           31
  Other                                                4             (4)             0               5             (7)           (2)
------------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                    1,870          2,084          3,954           5,387          6,576        11,963
------------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                           1,916          2,419          4,335           5,428          7,296        12,724
------------------------------------------------------------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES
Interest Bearing
Deposits:
  Transaction                                          2              0              2               7              2             9
  Savings                                            (20)           361            341             (74)           609           535
  Time Deposits                                      574          1,442          2,016           1,003          3,977         4,980
------------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                  556          1,803          2,359             936          4,588         5,524
Other Borrowed Funds                                 386            212            598           1,417            397         1,814
Subordinated Debentures                                0             52             52               0            150           150
------------------------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities               942          2,067          3,009           2,353          5,135         7,488
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CHANGE                               $         974   $        352   $      1,326   $       3,075   $      2,161   $     5,236
====================================================================================================================================

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change".  The above figures have been rounded to the nearest whole number.

3RD QUARTER 2006 VS. 3RD QUARTER 2005

Net interest income for the third quarter of 2006 increased 8.3% to $16.1 million, compared to $14.8 million for the third quarter of 2005. On a fully taxable equivalent basis, net interest income increased 8.7% and totaled $16.5 million for the third quarter of 2006, compared to $15.2 million for the third quarter of 2005.

The primary reason for the increase in net interest income during the third quarter of 2006 when compared to the same period last year was a 8.7% growth in average earning assets and an improvement in the mix of average earning assets (as reflected by an increase in average loans as a percentage of average earning assets).

For the three months ended September 30, 2006 the Company's net interest margin on a fully taxable equivalent basis was 5.10%, the same as it was for the three months ended September 30, 2005. This represents the first quarter since the Federal Reserve Bank began raising rates in July, 2004 that the Company's net interest margin did not increase when compared to the same period in the prior year. Despite the fact that market interest rates were higher overall during the 3rd quarter of 2006 than in 2005, rates on average interest bearing liabilities increased more than yields on earning assets over this period, offsetting any improvement in the Company's net interest margin from volume and mix factors (as discussed above).

Current trends in the pricing of both loans and deposits will, in management's opinion, continue to place pressures on the Company's net interest margin in future quarters. For further discussion see Market Risk - Interest Rate Risk under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Loans, generally the Company's highest earning asset, increased $90.6 million as of September 30, 2006 compared to September 30, 2005. On an average balance basis, loans increased by $101.9 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The yield on the loan portfolio increased 85 basis points to 7.82% for the three months ended September 30, 2006 compared to 6.97% for the three months ended September 30, 2005. This increase in yield and volume resulted in interest revenue from loans increasing 24.6% to $20.0 million for the third quarter of 2006 compared to $16.1 million for the third quarter of 2005.

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

Average investment securities were $267.2 million for the third quarter of 2006 compared to $262.4 million for the third quarter of 2005. The average yield, on a taxable equivalent basis (TE), in the investment portfolio was 5.01% for the third quarter of 2006 compared to 4.48% for the third quarter of 2005. The increase in the yield on investment securities combined with the small increase in volume resulted in an increase in interest income of $411,000, or 14.0%, for the three months ended September 30, 2006. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a taxable equivalent basis (TE), which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Compared to the third quarter of 2005, the Company has grown average interest-bearing sources of funds by $99.6 million or 11.5%. Interest bearing deposits grew $68.7 million while all other interest bearing sources of funds (including FHLB Advances) increased by $30.9 million (see Deposits and Federal Home Loan Bank Advances and Other Borrowings). Overall, the average interest rate on interest-bearing sources of funds was 2.82% for the three months ended September 30, 2006 and 1.76% for the three months ended September 30, 2005. The increase in the volume and rate on interest-bearing sources of funds resulted in an increase in interest expense of $3.0 million, or 78.2%, for the three months ended September 30, 2006 over the same period in 2005.

NINE MONTHS ENDING SEPTEMBER 30, 2006 VS. NINE MONTHS ENDING SEPTEMBER 30, 2005

During the first nine months of 2006, net interest income increased 12.2% to $47.9 million, compared to $42.7 million at September 30, 2005. On a fully taxable equivalent basis, net interest income increased 11.9% and totaled $49.2 million for the nine months ended September 30, 2006, compared to $43.9 million for the same period in 2005.

As reported in previous quarters, one of the reasons for the increase in net interest income during the first nine months of 2006 when compared to the same period last year was an improvement in the volume and mix of average earning assets (as reflected by an increase in average loans as a percentage of average earning assets). Moreover, as a result of the Federal Reserve Bank having increased short-term market interest rates by 425 basis points since June 2004, the Company's net interest income has also benefited substantially from an increase in the yield on average earning assets.

For the nine months ended September 30, 2006, the Company's net interest margin was 5.23% compared to 5.07% for the same period in 2005. The Company's yield on earning assets has improved over the last twelve months as a result of increases in short-term market interest rates. For further discussion see Market Risk - Interest Rate Risk under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Although the Company's net interest margin has improved year-to-date over the same period in the prior year, current trends in the pricing of both loans and deposits (see "3rd Quarter 2006 vs. 3rd Quarter 2005") have placed pressures on the Company's net interest margin in recent quarters, and will, in management's opinion, continue to place pressures on the net interest margin in future quarters.

Loans, on an average balance basis, increased by $101.0 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The yield on the loan portfolio increased 93 basis points to 7.65% for the nine months ended September 30, 2006 compared to 6.72% for the nine months ended September 30, 2005. This increase in yield and volume resulted in interest revenue from loans increasing 26.8% or $12.0 million for the first nine months of 2006.

Average investment securities were $267.9 million for the nine months ended September 30, 2006 compared to $267.4 million for the same period in 2005. The average yield (TE) for the nine months ended September 30, 2006 was 4.94% compared to 4.55% for the nine months ended September 30, 2005, partially due to an increase in higher yielding mortgage backed securities. The increase in the yield on investment securities combined with the small increase in volume resulted in an increase in interest income of $809,000, or 8.9% for the nine months ended September 30, 2006.

Compared to the first nine months of 2005, the Company has grown average interest-bearing sources of funds by $83.9 million or 9.9%. Interest bearing deposits grew $45.9 million while all other interest bearing sources of funds (including FHLB Advances) increased by $38.0 million (see Deposits and

Federal Home Loan Bank Advances and Other Borrowings). Overall, the average interest rate on interest-bearing sources of funds was 2.49% for the nine months ended September 30, 2006 and 1.56% for the nine months ended September 30, 2005. The increase in the volume and rate on interest-bearing sources of funds resulted in an increase in interest expense of $7.5 million, or 75.7%, for the nine months ended September 30, 2006 compared to the same period in 2005.

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

The provision for loan losses totaled $275,000 for the first nine months of 2006. There was no provision for the first nine months of 2005. Changes in the provision between the first nine months of 2006 and 2005 were the result of management's evaluation of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses and the prevailing economic climate and its effect on borrowers' ability to repay loans in accordance with the terms of the notes (see "Note 1. Critical Accounting Policies and Estimates - Allowance for Loan Losses" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk").

The allowance for loan losses was $18.3 million or 1.8% of the total loan balance and $17.9 million or 1.9% of the total loan balance at September 30, 2006 and September 30, 2005, respectively. As of December 31, 2005, the allowance for loan losses was $17.9 million, which represented 1.8% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of September 30, 2006 was adequate. See the table below for allowance for loan loss activity for the periods indicated.

                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
(in thousands)                                    2006            2005            2006            2005
-----------------------------------------------------------------------------------------------------------
Balance at Beginning of Period               $      18,531   $      17,943   $      17,860   $      17,727
Provision Charged to Expense                             -               -             275               -
Recoveries of Loans Previously Charged Off              70              41             735             537
Loans Charged Off                                     (301)            (79)           (570)           (359)
===========================================================================================================
Balance at End of Period                     $      18,300   $      17,905   $      18,300   $      17,905
===========================================================================================================

NON-INTEREST INCOME
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from the sale of investment securities; (3) credit card merchant fees; (4) ATM fees; (5) increases in the cash surrender value of bank owned life insurance; and (6) fees from other miscellaneous business services. Overall, non-interest income increased $130,000 or 4.4% for the three months ended September 30, 2006 compared to the same period of 2005.

The primary reason for this increase was fees related to the Company's Overdraft Privilege Service which was offered to eligible customers with deposit accounts in good standing beginning May 1, 2006. These fees increased $644,000 for the three months ending September 30, 2006 compared to the same period in 2005. Offsetting this increase in fees were losses on sale of investment securities which increased 116.3% or $357,000 (See "Investment Securities").

Non-interest income increased $308,000 or 3.5% for the nine months ended September 30, 2006 compared to the same period of 2005. The primary reasons for this change were: (1) an increase of $1.2 million in fees related to the Company's Overdraft Privilege Service; (2) an increase of $178,000 in ATM fees; offset by (3) a $1.1 million increase in losses on the sale of available-for-sale investment securities (See "Investment Securities").

NON-INTEREST EXPENSE
Non-interest expense for the Company includes expenses for salaries and employee benefits, occupancy, equipment, supplies, legal fees, professional services, data processing, marketing, deposit insurance, merchant bankcard operations, and other miscellaneous expenses.

Non-interest expense increased $325,000 or 3.1% over the third quarter of 2005, primarily as a result of an $110,000 increase in operating losses related to our Overdraft Privilege Service which was offered to eligible customers with deposit accounts in good standing beginning May 1, 2006. The increase in fees (See "Non-Interest Income") related to this program has also resulted in an increase in operating charges related to those fees. The other major factors impacting non-interest expense were an increase in direct mail expenses related to certain deposit products in the amount of $185,000 and a $98,000 early payoff penalty on Federal Home Loan Bank Advances (See "Federal Home Loan Bank Advances and Other Borrowings"). Offsetting these increases was a decrease of $108,000 in salaries & employee benefits due to reduced contributions to the Company's employee incentive bonus plans to align with our year-end projections.

Non-interest expense for the nine months ended September 30, 2006 increased $2.6 million or 8.6% over the same period in 2005, primarily as a result of a $1.1 million increase in salaries and employee benefits on a year-to-date basis. Salaries and employee benefits increased over the prior year due to officer raises that took place in November 2005 and increased contributions to the Company's employee incentive plans. Additionally, remodeling and expansion of the Bank's branch network has impacted non-interest expense along with expanded software maintenance contracts.

PROVISION FOR INCOME TAXES
The provision for income taxes increased 17.2% to $3.1 million for the third quarter of 2006. The Company's effective tax rate increased for the third quarter of 2006 and was 36.7% compared to 35.8% for the same period in 2005. This increase in the effective tax rate was due to a decrease in the mix of tax-exempt income from municipal securities and cash surrender value of life insurance policies.

The provision for income taxes increased 13.9% to $8.8 million for the first nine months of 2006. The Company's effective tax rate increased for the first nine months of 2006 and was 36.5% compared to 36.0% for the same period in 2005.

FINANCIAL  CONDITION

This section presents a comparison of the Company's financial condition for the nine month period ending September 30, 2006 and the same period in 2005. As previously discussed (see "Overview") the seasonality of the Company's business due to its agricultural customer base makes a comparison of the September 30th financial condition to the preceding December 31st not meaningful.

INVESTMENT SECURITIES
The investment portfolio provides the Company with an income alternative to loans as well as a tool to better manage its liquidity and interest rate risk. As of September 30, 2006 the investment portfolio represented 18.6% of the Company's total assets. Total investment securities increased $9.6 million from a year ago and now total $264.0 million. During the first nine months of 2006, the Company sold $27.6 million in available-for-sale investment securities at a loss of $1.1 million. These securities had a remaining life under three years and yields below current market rates. Funds not invested in loans were reinvested in higher yielding, somewhat longer-term (5-7 years) securities which should serve to strengthen the Company's future net interest margin, reduce the Company's asset sensitivity, and better protect against future declines in market interest rates.

Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the nine months ended September 30, 2006, average Federal Funds Sold was $1.3 million compared to $4.5 million at September 30, 2005.

The Company classifies its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, 2006 and 2005 there were no securities in the trading portfolio. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders' equity, net of related income taxes.

Losses in the investment portfolio, reflecting a decline in value judged by the Company to be other than temporary, are recognized in the period in which they occur. As of September 30, 2006, the Company held 200 investments of which 64 were in a loss position for 12 months or more. Management periodically evaluates each investment security for other than temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Based on the evaluation as of September 30, 2006, management determined that there were no securities that qualified as "Other Than Temporarily Impaired."

LOANS
The Company's loan portfolio at September 30, 2006 increased $90.6 million, or 9.5%, from September 30, 2005. The increase was due to strong loan demand in the Company's market area, along with an aggressive calling program on selected loan prospects. Additionally, on an average balance basis loans have increased $101.0 million or 11.4% from the prior year. Real Estate Loans, primarily those secured by production agricultural properties, have increased 16.1% from the prior year. The following table sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:
---------------------
(in thousands)                September 30, 2006      Dec. 31, 2005     September 30, 2005
-------------------------------------------------------------------------------------------
Real Estate                   $           511,335  $           432,378  $           440,600
Real Estate Construction                   79,295              110,235               78,269
Home Equity                                68,758               69,013               67,729
Agricultural                              173,505              170,657              157,661
Commercial                                184,268              174,530              184,088
Consumer                                   20,513               18,958               18,692
-------------------------------------------------------------------------------------------
  Gross Loans                           1,037,674              975,771              947,039
Less:
  Unearned Income                           2,474                2,514                2,460
  Allowance for Loan Losses                18,300               17,860               17,905
-------------------------------------------------------------------------------------------
  Net Loans                   $         1,016,900  $           955,397  $           926,674
===========================================================================================

NON-PERFORMING  ASSETS
Non-performing assets are comprised of non-performing loans (defined as non-accrual loans plus accruing loans past due 90 days or more) and other real estate owned. As set forth in the table below, non-performing loans as of September 30, 2006 were $80,000 compared to $259,000 at September 30, 2005. Accrued interest reversed from income on loans placed on a non-accrual status totaled $14,000 at September 30, 2006 compared to $9,000 at September 30, 2005. The Company has reported no other real estate owned from September 30, 2005 through September 30, 2006.

Non-Performing Assets
---------------------
(in thousands)                     September 30, 2006      Dec. 31, 2005       September 30, 2005
--------------------------------------------------------------------------------------------------
Non-Performing Loans              $                80   $               694   $               259
Other Real Estate Owned                             -                     -                     -
==================================================================================================
Total                             $                80   $               694   $               259
==================================================================================================
--------------------------------------------------------------------------------------------------
Non-Performing Assets
as a % of Total Loans                            0.01%                 0.07%                 0.03%
--------------------------------------------------------------------------------------------------
Allowance for Loan Losses as a
% of Non-Performing Loans                    22,857.9%              2,573.5%              6,913.1%
--------------------------------------------------------------------------------------------------

Except for non-performing loans shown in the table above, the Bank's management is not aware of any loans as of September 30, 2006 for which known credit problems of the borrower would cause serious doubts as to the ability of these borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Company's management cannot, however, predict the extent to which the following or other factors may affect a borrower's ability to pay: (1) deterioration in general economic conditions, real estate values or agricultural commodity prices; (2) increases in interest rates; or (3) changes in the overall financial condition or business of a borrower.

DEPOSITS
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base.
The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

At September 30, 2006, deposits totaled $1.1 billion. This represents an increase of 6.5% or $67.8 million from September 30, 2005. Core deposits (exclusive of Public Time Deposits) increased 5.3% over the same period. Public Time Deposits have increased $15.6 million since September 30, 2005.

Demand, interest bearing transaction and time deposit accounts increased $85.3 million or 11.3% from September 30, 2005. The Company's calling efforts for prospective customers includes acquiring both loan and deposit relationships which result in new demand, interest bearing transaction accounts and time deposits. Savings deposits (which include money market accounts) decreased $17.5 million or 6.1% from September 30, 2005. Savings deposits have declined as customers have transferred their funds to higher yielding time deposit accounts with the Bank.

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets (see "Item 3. Quantitative and Qualitative Disclosures about Market Risk and Liquidity Risk"). These advances are also used to manage the Company's interest rate risk exposure, and as opportunities exist, to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB Advances as of September 30, 2006 were $138.8 million compared to $75.8 million of FHLB Advances as of September 30, 2005. This increase of $62.9 million in borrowings occurred as a result of the Company's growth in average earning assets exceeding its growth in average deposits by $36.0 million over the last twelve months. During the third quarter of 2006 the Company prepaid $25 million of long-term advances with a remaining maturity of 18 months. These advances carried an interest rate of 5.35%. A prepayment penalty of $98,000 was paid. This action was part of the Company's overall strategy to reduce its asset sensitivity and protect against future decreases in market interest rates.

LONG-TERM SUBORDINATED DEBENTURES
On December 17, 2003 the Company raised $10 million through an offering of trust preferred securities. Although this amount is reflected as subordinated debt on the Company's balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see "Capital"). These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. Interest rates reset quarterly and were 8.24% as of September 30, 2006, 7.35% at December 31, 2005 and 6.74% at September 30, 2005.

CAPITAL
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $130.3 million at September 30, 2006 and $123.0 million at September 30, 2005.

The Company and the Bank are subject to capital adequacy requirements administered by the federal banking agencies. Under these requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Management believes, as of September 30, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

                                                                                                       TO BE WELL
                                                                                                   CAPITALIZED UNDER
                                                                        REGULATORY CAPITAL         PROMPT CORRECTIVE
(IN THOUSANDS)                                     ACTUAL                  REQUIREMENTS            ACTION PROVISIONS
-------------------------------------------------------------------------------------------------------------------------
THE COMPANY:                                AMOUNT        RATIO         AMOUNT        RATIO        AMOUNT        RATIO
-------------------------------------------------------------------------------------------------------------------------
As of September 30, 2006
Total Capital to Risk Weighted Assets    $    158,101        12.21%  $    103,627          8.0%  N/A          N/A
Tier I Capital to Risk Weighted Assets        141,881        10.95%        51,814          4.0%  N/A          N/A
Tier I Capital to Average Assets              141,881        10.34%        54,872          4.0%  N/A          N/A

                                                                                                       TO BE WELL
                                                                                                   CAPITALIZED UNDER
                                                                       REGULATORY CAPITAL          PROMPT CORRECTIVE
(IN THOUSANDS)                                    ACTUAL                  REQUIREMENTS             ACTION PROVISIONS
------------------------------------------------------------------------------------------------------------------------
THE BANK:                                  AMOUNT        RATIO        AMOUNT        RATIO        AMOUNT        RATIO
------------------------------------------------------------------------------------------------------------------------
As of September 30, 2006
Total Capital to Risk Weighted Assets        151,263        11.75%      103,009          8.0%      128,761         10.0%
Tier I Capital to Risk Weighted Assets       135,139        10.50%       51,504          4.0%       77,257          6.0%
Tier I Capital to Average Assets             135,139         9.88%       54,708          4.0%       68,385          5.0%

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

During the third quarter of 2006, the Company repurchased 4,776 shares at an average share price of $510 per share. Since the second share repurchase program was approved in 2004, the Company has repurchased over 24,000 shares for total consideration of $11.6 million.

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

OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements are any contractual arrangement to which an unconsolidated entity is a party, under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of September 30, 2006, the Company had entered into commitments with certain customers amounting to $443.6 million compared to $447.7 million at December 31, 2005 and $411.3 million at September 30, 2005. Letters of credit at September 30, 2006, December 31, 2005 and September 30, 2005, were $8.5 million, $11.5 million and $15.2 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

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

The Company's methodology for assessing the appropriateness of the allowance is applied on a regular basis and considers all loans. The systematic methodology consists of two major elements. The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan's effective interest rate, the fair value of the loan's collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

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

Based on the risk rating system, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the possibility of loss. Consistent with FAS 114, management performs a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral and assessment of the guarantors. Management then determines the inherent loss potential and allocates a portion of the allowance for losses as a specific allowance for each of these credits.

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

Management believes that the allowance for loan losses at September 30, 2006 was adequate to provide for both recognized losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2006, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 0.23% if rates increase by 200 basis points and a decrease in net interest income of 1.53% if rates decline 200 basis points. Comparatively, at December 31, 2005, the Company's estimated net interest income sensitivity was an increase in net interest income of 0.54% if rates increase by 200 basis points and a decrease in net interest income of 3.11% if rates decrease 200 basis points.

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

In general, liquidity risk is managed daily by controlling the level of Federal Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Federal Funds as a cushion for temporary liquidity needs. At September 30, 2006, the Company maintained Federal Funds credit lines of $75 million with banks subject to the customary terms and conditions for such arrangements and $150 million in repurchase lines with major brokers. In addition, the Company has additional borrowing capacity of $140.9 million from the Federal Home Loan Bank.

At September 30, 2006, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $92.5 million, which represents 6.5% of total assets.

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

There have been no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the third quarter of 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the third quarter of 2006.

                                                                             NUMBER OF SHARES       APPROXIMATE DOLLAR
                                                                           PURCHASED AS PART OF    VALUE OF SHARES THAT
                                                         AVERAGE                A PUBLICLY         MAY YET BE PURCHASED
                               NUMBER OF                PRICE PER           ANNOUNCED PLAN OR        UNDER THE PLAN OR
  THIRD QUARTER 2006             SHARES                   SHARE                  PROGRAM                  PROGRAM
-------------------------------------------------------------------------------------------------------------------------
07/01/2006 - 07/31/2006                       0  $                     0                       0  $            13,661,580
08/01/2006 - 08/31/2006                   4,376                      510                   4,376               11,429,820
09/01/2006 - 09/30/2006                     400                      510                     400               11,225,820
-------------------------------------------------------------------------------------------------------------------------
Total                                     4,776                      510                   4,776               11,225,820

All of the above shares were purchased pursuant to the publicly announced repurchase program.

The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades may be reported on the OTC Bulletin Board under the symbol "FMCB.OB." Additionally, management is aware that there are private transactions in the Company's common stock.

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


                                             FARMERS & MERCHANTS BANCORP


Date:  November 3, 2006                      /s/ Kent A. Steinwert

                                             ---------------------------------
                                             Kent A. Steinwert
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Date:  November 3, 2006                      /s/ Stephen W. Haley

                                             ---------------------------------
                                             Stephen W. Haley
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

INDEX TO EXHIBITS
-----------------

Exhibit No.                   Description
----------                    -----------
  10.18       Deferred Compensation Plan of Farmers & Merchants Bank of Central
              California executed October 17, 2006.
  31(a)       Certification of the Chief Executive Officer pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.
  31(b)       Certification of the Chief Financial Officer pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.
  32          Certifications of the Chief Executive Officer and Chief Financial Officer
              pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.