Form 10-K
period 2006-12-31
FARMERS & MERCHANTS BANCORP
filed 2007-03-16
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                    FORM 10-K
                           --------------------------
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM _________ TO __________.

                        Commission File Number: 000-26099

                          FARMERS & MERCHANTS BANCORP
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 94-3327828
      (State or other jurisdiction                   (I.R.S.  Employer
    of incorporation or organization)                Identification No.)

    111 W. PINE STREET, LODI, CALIFORNIA                   95240
   (Address of principal executiveoffices)               (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2006 (based on the last reported trade on June 29, 2006) was $437,367,315.

The number of shares of Common Stock outstanding as of February 28, 2007:
811,933

Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

FARMERS & MERCHANTS BANCORP
FORM 10-K

                                    TABLE OF CONTENTS
                                    -----------------

                                                                                        PAGE
                                                                                        ----
                                         PART I
                                         ------
Introduction                                                                               3

Item  1.     Business                                                                      3

Item 1A.     Risk Factors                                                                 17

Item 1B.     Unresolved Staff Comments                                                    20

Item  2.     Properties                                                                   21

Item  3.     Legal Proceedings                                                            21

Item  4.     Submission of Matters to a Vote of Security Holders                          21

                                       PART II
                                       -------

Item  5.     Market for the Registrant's Common Equity, Related

             Stockholder Matters and Issuer Purchases of Equity Securities                21

Item  6.     Selected Financial Data                                                      24

Item  7.     Management's Discussion and Analysis of Financial

             Condition and Results of Operations                                          26

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                   45

Item  8.     Financial Statements and Supplementary Data                                  48

Item  9.     Changes in and Disagreements with Accountants on

             Accounting and Financial Disclosure                                          77

Item 9A.     Controls and Procedures                                                      77

Item 9B.     Other Information                                                            77

                                      PART III
                                      --------

Item 10.     Directors, Executive Officers and Corporate Governance                       77

Item 11.     Executive Compensation                                                       78

Item 12.     Security Ownership of Certain Beneficial Owners and Management

             and Related Stockholder Matters                                              78

Item 13.     Certain Relationships and Related Transactions, and Director Independence    78

Item 14.     Principal Accountant Fees and Services                                       78

                                      PART IV
                                      -------

Item 15.     Exhibits and Financial Statement Schedules                                   79

Signatures                                                                                79

Index to Exhibits                                                                         80

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

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, agricultural, real estate, consumer, and other lending activities; (iv) changes in federal and state banking laws or regulations; (v) competitive pressure in the banking industry;
(vi) changes in governmental fiscal or monetary policies; (vii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (viii) other factors discussed in Item 1A. Risk Factors.

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

During 2004 the Company initiated a major branch expansion, relocation and renovation program. A second Galt office was opened in June 2005 and a new full-service branch in downtown Sacramento in February 2006. In October 2006, the Company opened its sixth Lodi office on the southwest side of town in the Vintner's Square shopping center and in November 2006, the Company's flagship commercial branch was opened on March Lane in Stockton. The downtown Turlock branch will be relocated to a new facility during the second half of 2007. Many branches received renovations during the previous three years, both to update these facilities and to comply with the Americans with Disabilities Act. The Company currently estimates that the capital expenditures associated with this multi-year program, which began in 2004, will be in excess of $10 million, which will result in increases in the Company's occupancy and equipment expenses.

On March 10, 1999, Farmers & Merchants Bancorp (together with its subsidiaries, the "Company"), pursuant to a reorganization, acquired all of the voting stock of Farmers & Merchants Bank of Central California (the "Bank"). Farmers &
Merchants Bancorp is a bank holding company incorporated in the State of Delaware, and registered under the Bank Holding Company Act of 1956, as amended. The Company's outstanding securities as of December 31, 2006 consisted of 811,933 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company's principal asset.

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

During 2003 the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I, for the sole purpose of issuing trust preferred securities. See Note 17 located in "Item 8. Financial Statements and Supplementary Data."

The Company's principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiary, the Company's principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. See "Item 1. Business - Dividends and Other Transfer of Funds."

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

SERVICE AREA

The Company services the northern Central Valley of California with 21 banking offices. The area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock and Hilmar.

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

The Company makes investment products available to customers, including mutual funds and annuities. These investment products are offered through a third party, which employs investment advisors to meet with and provide investment advice to the Company's customers.

EMPLOYEES

At December 31, 2006, the Company employed a total of 302 full time equivalent employees. The Company believes that its employee relations are satisfactory.

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

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. See "Item 1. Business - Supervision and Regulation."

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

Under the BHCA and regulations adopted by the FRB, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with an extension of credit, lease or sale of property or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between Farmers & Merchants Bancorp and its subsidiaries. Further, the Company is required by the FRB to maintain certain levels of capital. See "Item 1. Business
-  Supervision  and  Regulation  -  Capital  Standards."

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

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "Item
1.  Business  -  Supervision  and  Regulation  -  Capital  Standards."

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $19.4 million at December 31, 2006.

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

The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios. For further information on the Company and the Bank's risk-based capital ratios, see
Note  10  located  in  "Item  8.  Financial  Statements and Supplementary Data."

Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" Company must develop a capital restoration plan. At December 31, 2006 the Bank exceeded all of the required ratios for classification as "well capitalized." It should be noted, however, that the Bank's capital category is determined solely for the purpose of applying the federal banking agencies' prompt corrective action regulations and the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

For the year ending December 31, 2006, the FDIC charges an annual assessment for the insurance of deposits ranging from 0 to 27 basis points per $100 of insured deposits, based on the results of examinations, findings by the Company's primary federal regulator and other information deemed relevant by the FDIC to the Company's financial condition and the risk posed to the BIF. The risk classification is based on an institution's capital group and supervisory subgroup assignment. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups." Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

Effective January 1, 2007 the FDIC has adopted a new rule for the insurance assessment on deposits. Under the new rule the charge for annual insurance deposit assessments will range from a minimum of 5 basis points to a maximum of 43 basis points per $100 of insured deposits. The new rule consolidates the number of assessment risk categories from nine to four and names them Risk Categories I, II, III and IV. The four new categories will continue to be defined based upon supervisory and capital evaluations, which are both established measures of risk. Risk Category I contains all well-capitalized institutions generally with CAMELS composite ratings of 1 or 2 and will be assessed annual insurance rates of 5 to 7 basis points per $100 in deposits. Risk Category II contains both well capitalized and adequately capitalized institutions with CAMELS composite ratings of 1, 2 or 3 and will be assessed an annual insurance rate of 10 basis points per $100 in deposits. Risk Category III contains all undercapitalized institutions generally with CAMELS composite ratings of 4 or 5 and will be assessed an annual insurance rate of 28 basis points. Risk Category IV contains all undercapitalized institutions for which there is substantial probability the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Those institutions in Risk Category IV will be assessed an annual insurance rate of 43 basis points per $100 in deposits. Insured institutions are not all allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

The President signed the budget reconciliation package (S. 1932) that contains the comprehensive Federal Deposit Insurance Reform Act of 2005 which provides for the following:

- Merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the Deposit Insurance Fund (DIF). This change was made effective March 31, 2006.

- Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit. This change was made effective April 1, 2006.

- Establishing a range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR).

- Allowing the FDIC to manage the pace at which the reserve ratio varies within this range.

     - If the reserve ratio falls below 1.15 percent-or is expected to within 6 months-the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15 percent generally within 5 years.

     - If the reserve ratio exceeds 1.35 percent, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at 1.35 percent, unless the FDIC Board, considering statutory factors, suspends the dividends.

     - If the reserve ratio exceeds 1.5 percent, the FDIC must generally dividend to DIF members all amounts above the amount necessary to maintain the DIF at 1.5 percent.

- Eliminating the restrictions on premium rates based on the DRR and granting the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

- Granting a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions' past contributions to the fund.

Based upon the Company's preliminary assessment of the effect of this regulation, management believes it will not currently have a material financial impact.

Community Reinvestment Act ("CRA") and Fair Lending
The Bank is subject to certain fair lending requirements involving lending, investing and other CRA activities. CRA requires each insured depository institution to identify the communities served by the institution's offices and to identify the types of credit and investments the institution is prepared to extend within such communities including low and moderate income neighborhoods. It also requires the institution's regulators to assess the institution's performance in meeting the credit needs of its community and to take such assessment into consideration in reviewing application for mergers, acquisitions, relocation of existing branches, opening of new branches and other transactions. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws.

A bank's compliance with the Community Reinvestment Act is based on a performance based evaluation system which bases CRA ratings on an institution's lending service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank's latest CRA examination was completed by the Federal Reserve Bank of San Francisco and the lending test portion included a review of small business, small farm, and home mortgage loans originated between October 1, 2001 and September 30, 2003. Community development lending as well as investment and service activities were reviewed for all of 2002 and 2003. The Bank received a High Satisfactory rating in the lending area and an Outstanding rating in the areas of investment and service. The Bank received an overall rating of Outstanding in complying with its CRA obligations. The Bank is expecting to have another CRA exam during the 1st quarter of 2007.

The Sarbanes-Oxley Act of 2002 ("the Act")
This legislation addresses accounting oversight and corporate governance matters, including:

- The creation of a five-member oversight board that sets standards for accountants and has investigative and disciplinary powers.

- The prohibition of accounting firms from providing various types of consulting services to public clients and requires accounting firms to rotate partners among public client assignments every five years.

-    Increased  penalties  for  financial  crimes.

- Expanded disclosure of corporate operations and internal controls and certification of financial statements.

-    Enhanced  controls  on,  and  reporting  of,  insider  trading.

- Prohibition on lending to officers and directors of public companies, although the bank may continue to make these loans within the constraints of existing banking regulations.

As a public reporting company, the Company is subject to the requirements of this legislation and related rules and regulations issued by the Securities and Exchange Commission (the "Commission").

AVAILABLE  INFORMATION

Company reports filed with the Securities and Exchange Commission including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and ownership reports filed by Directors, executive officers and principal shareholders can be accessed through the Company's web site at http://www.fmbonline.com. The link to the Securities and Exchange Commission is on the About F & M Bank page.

STATISTICAL  DISCLOSURES

The tables on the following pages set forth certain statistical information for Farmers & Merchants Bancorp on a consolidated basis. This information should be read in conjunction with Item 7. "Management's Discussion and

Analysis" and with the Company's Consolidated Financial Statements and the Notes thereto included in Item 8. "Financial Statements and Supplementary Data."

FARMERS & MERCHANTS BANCORP
INVESTMENT PORTFOLIO
The following table summarizes the balances
and distributions of the
investment securities held on the dates indicated.   Available    Held to   Available    Held to   Available    Held to
                                                      for Sale   Maturity    for Sale   Maturity    for Sale   Maturity
                                                     -------------------------------------------------------------------
DECEMBER 31:  (IN THOUSANDS)                                  2006                   2005                   2004
------------------------------------------------------------------------------------------------------------------------
  U. S. Agency                                       $        -  $  30,539  $   29,926  $  30,644  $   75,065  $  19,943
  Municipal                                              11,274     69,910      15,576     66,260      18,009     56,240
  Mortgage-Backed Securities                            109,385      8,677     106,433     10,881      85,831     13,471
  Other                                                  11,968      2,114       6,094      2,126       6,583        298
------------------------------------------------------------------------------------------------------------------------
    TOTAL BOOK VALUE                                 $  132,627  $ 111,240  $  158,029  $ 109,911  $  185,488  $  89,952
========================================================================================================================
    FAIR VALUE                                       $  132,627  $ 110,132  $  158,029  $ 108,060  $  185,488  $  90,212
========================================================================================================================


ANALYSIS OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following table is a summary of the relative maturities and yields of the Company's investment securities Available-for-Sale as of December 31, 2006.
Non-taxable municipal securities have been calculated on a fully taxable equivalent basis.

                                                       Fair    Average
DECEMBER 31, 2006 (IN THOUSANDS)                      Value     Yield
-----------------------------------------------------------------------
MUNICIPAL - NON-TAXABLE
  One year or less                                   $  2,590     5.51%
  After one year through five years                     6,436     6.72%
  After ten years                                       2,248     9.12%
-----------------------------------------------------------------------
    TOTAL NON-TAXABLE MUNICIPAL SECURITIES             11,274     6.92%
-----------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES
  After ten years                                     109,385     5.11%
-----------------------------------------------------------------------
OTHER
  One year or less                                     11,968     4.57%
-----------------------------------------------------------------------
    TOTAL INVESTMENT SECURITIES AVAILABLE FOR SALE   $132,627     5.21%
=======================================================================


Note: The average yield for floating rate securities is calculated using the current stated yield.

ANALYSIS OF INVESTMENT SECURITIES HELD-TO-MATURITY
The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2006.
Non-taxable municipal securities have been calculated on a fully taxable equivalent basis.

                                                     Book    Average
DECEMBER 31, 2006 (IN THOUSANDS)                    Value     Yield
---------------------------------------------------------------------
U.S. AGENCY
  After one year through five years                $ 19,935     4.01%
  After five years through ten years                 10,604     4.35%
---------------------------------------------------------------------
    TOTAL U.S. AGENCY SECURITIES                     30,539     4.13%
---------------------------------------------------------------------
MUNICIPAL - NON-TAXABLE
  One year or less                                    3,769     4.89%
  After one year through five years                   8,533     4.80%
  After five years through ten years                 10,214     5.28%
  After ten years                                    47,394     6.20%
---------------------------------------------------------------------
    TOTAL NON-TAXABLE MUNICIPAL SECURITIES           69,910     5.82%
---------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES
  After five years through ten years                  8,677     3.88%
---------------------------------------------------------------------
OTHER
  After five years through ten years                    133     8.49%
  After ten years                                     1,981     2.55%
---------------------------------------------------------------------
    TOTAL OTHER SECURITIES                            2,114     2.92%
---------------------------------------------------------------------
    TOTAL INVESTMENT SECURITIES HELD-TO-MATURITY   $111,240     5.15%
=====================================================================

FARMERS & MERCHANTS BANCORP
LOAN DATA
(in thousands)
The following table shows the Bank's loan composition by type of loan.

                                                           December 31,
                                 2006           2005           2004           2003           2002
------------------------------------------------------------------------------------------------------
  Real Estate                $     516,606  $     432,378  $     431,746  $     386,735  $     322,074
  Real Estate Construction          95,378        110,235         62,446         77,115         66,467
  Home Equity                       67,132         69,013         63,782         55,827         45,150
  Agricultural                     183,589        170,657        151,002        134,862        109,130
  Commercial                       165,412        174,530        142,133        136,955        135,877
  Consumer                          13,949         12,653         11,933         11,979         13,948
  Credit Card                        5,543          5,353          5,021          4,549          4,252
  Other                              1,730            952          1,019            976          1,795
------------------------------------------------------------------------------------------------------
TOTAL LOANS                      1,049,339        975,771        869,082        808,998        698,693
Less:
  Unearned Income                    2,427          2,514          2,174          2,092          2,018
  Allowance for Loan Losses         18,099         17,860         17,727         17,220         16,684
------------------------------------------------------------------------------------------------------
LOANS, NET                   $   1,028,813  $     955,397  $     849,181  $     789,686  $     679,991
======================================================================================================

There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

NON-PERFORMING LOANS
(in thousands)

                                                                     December 31,
                                                        2006    2005     2004      2003     2002
--------------------------------------------------------------------------------------------------
NONACCRUAL LOANS
  Real Estate                                          $   3   $ 464   $    214   $1,670   $2,180
  Commercial                                              36     142          -      516      452
  Consumer                                                 -       -          -      181        2
  Other                                                    -       -          -        -      263
--------------------------------------------------------------------------------------------------
TOTAL NONACCRUAL LOANS                                    39     606        214    2,367    2,897
--------------------------------------------------------------------------------------------------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
  Real Estate                                              -      66          -      139        1
  Commercial                                               -       -          -       41        -
  Credit Card                                             15      22         11       37        9
  Other                                                    0       0          0        0        0
--------------------------------------------------------------------------------------------------
TOTAL ACCRUING LOANS PAST DUE 90 DAYS OR MORE             15      88         11      217       10
--------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING LOANS                             $  54   $ 694   $    225   $2,584   $2,907
==================================================================================================

Non-Performing Loans as a Percent of Total Loans        0.01%   0.07%      0.03%    0.32%    0.42%
==================================================================================================

Allowance for Loan Losses as a Percent of Total Loans   1.72%   1.83%      2.04%    2.13%    2.39%
==================================================================================================

The Bank's policy is to place loans (excluding Credit Card loans) on nonaccrual status when the principal or interest is past due for ninety days or more unless it is both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Thereafter interest is recognized as income only as it is collected in cash. The gross interest income that would have been recorded if the loans had been current for the year ending December 31, 2006 was $15,000. For a discussion of impaired loan policy see Note
3.  located  in  "Item  8.  Financial  Statements  and  Supplementary  Data."

FARMERS & MERCHANTS BANCORP
PROVISION AND ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)
A five-year review of activity in the allowance for loan losses and an allocation by loan type of the allowance is shown in the tables below.


                                               2006      2005      2004      2003      2002
---------------------------------------------------------------------------------------------
Allowance for Loan Losses Beginning of Year  $17,860   $17,727   $17,220   $16,684   $12,709
Provision Charged to Expense                     275       425     1,275       625     4,926
CHARGE OFFS:
  Real Estate                                      -         -         -         1         -
  Agricultural                                   333       199         5         0       149
  Commercial                                     121       442       700       282       966
  Consumer                                        41        26         7       175        78
  Credit Card                                    284       200       243       239        93
  Other                                           60         -         -         -         -
---------------------------------------------------------------------------------------------
    TOTAL CHARGE OFFS                            839       867       955       697     1,286
---------------------------------------------------------------------------------------------

RECOVERIES:
  Real Estate                                      -         -         -       143         -
  Agricultural                                    75       376        26        17       141
  Commercial                                     624       134       209       394       149
  Consumer                                        37        19        32        25        34
  Credit Card                                     26        46        31        29        11
  Other                                           41         -         -         -         -
---------------------------------------------------------------------------------------------
    TOTAL RECOVERIES                             803       575       298       608       335
---------------------------------------------------------------------------------------------
NET (CHARGE-OFFS) RECOVERIES                     (36)     (292)     (657)      (89)     (951)
---------------------------------------------------------------------------------------------
LESS RECLASSIFICATION ADJUSTMENT*                  -         -      (111)        -         -
---------------------------------------------------------------------------------------------
TOTAL ALLOWANCE FOR LOAN LOSSES              $18,099   $17,860   $17,727   $17,220   $16,684
=============================================================================================

*As of December 31, 2004, the Company reclassified $111,000 of the Allowance for Loan Losses that pertained to commitments under commercial and standby letters of credit to the "Other Liabilities" section of the Consolidated Balance Sheet.

RATIOS:
Allowance for Loan Losses to:
  Loans at Year End               1.72%  1.83%  2.04%  2.13%  2.39%
  Average Loans                   1.81%  1.98%  2.15%  2.33%  2.62%

Consolidated Net Charge-Offs to:
  Loans at Year End               0.00%  0.03%  0.08%  0.01%  0.14%
  Average Loans                   0.00%  0.03%  0.08%  0.01%  0.15%

For a description of the Company's policy regarding the Allowance for Loan Losses, see Note 1 located in "Item 8. Financial Statements and Supplementary Data."

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)                 AMOUNT OF ALLOWANCE ALLOCATION AT DECEMBER 31,
                          -------------------------------------------------------------------------
                              2006           2005           2004           2003           2002
---------------------------------------------------------------------------------------------------
Real Estate               $       5,548  $       5,344  $       5,136  $       6,216  $       4,718
Real Estate Construction            880          1,088            427          1,080            912
Home Equity                         436            416            170            471            450
Agricultural                      3,564          1,786          4,342          4,681          3,702
Commercial                        6,007          8,317          5,849          3,957          5,681
Consumer                             92             89            133            104            427
Other                             1,199            543          1,312            569            715
Unallocated                         373            277            358            142             79
---------------------------------------------------------------------------------------------------
Total                     $      18,099  $      17,860  $      17,727  $      17,220  $      16,684
===================================================================================================

                                               PERCENT OF LOANS IN EACH CATEGORY
                                                 TO TOTAL LOANS AT DECEMBER 31,
                          -------------------------------------------------------------------------
                              2006           2005           2004           2003           2002
                          -------------------------------------------------------------------------
Real Estate                       49.2%          44.3%          49.7%          47.8%          46.1%
Real Estate Construction           9.1%          11.3%           7.2%           9.5%           9.5%
Home Equity                        6.4%           7.1%           7.3%           6.9%           6.5%
Agricultural                      17.5%          17.5%          17.4%          16.7%          15.6%
Commercial                        15.8%          17.9%          16.4%          16.9%          19.4%
Consumer                           1.3%           1.3%           1.4%           1.5%           2.0%
Credit Card                        0.5%           0.5%           0.6%           0.6%           0.6%
Other                              0.2%           0.1%           0.1%           0.1%           0.3%
---------------------------------------------------------------------------------------------------
Total                            100.0%         100.0%         100.0%         100.0%         100.0%
===================================================================================================

FARMERS & MERCHANTS BANCORP
MATURITIES AND RATE SENSITIVITY OF LOANS
(in thousands)
The following table shows the maturity distribution and interest rate sensitivity of certain loans of the Company on December 31, 2006

                                       Over One
                                       Year to      Over
                           One Year      Five       Five
                           or Less      Years       Years       Total     Percent
----------------------------------------------------------------------------------
Real Estate               $  13,413   $  86,439   $416,754   $  516,606     50.25%
Real Estate Construction     72,223       6,755     16,400       95,378      9.28%
Home Equity                       -         362     66,770       67,132      6.53%
Agricultural                101,551      71,227     10,811      183,589     17.85%
Commercial                   89,755      64,649     11,008      165,412     16.09%
----------------------------------------------------------------------------------
  Total                   $ 276,942   $ 229,432   $521,743   $1,028,117    100.00%
==================================================================================

Rate Sensitivity:
  Predetermined Rate      $  40,965   $  92,459   $180,579   $  314,003     30.54%
  Floating Rate             235,978     136,972    341,164      714,114     69.46%
----------------------------------------------------------------------------------
  Total                   $ 276,943   $ 229,431   $521,743   $1,028,117    100.00%
==================================================================================
Percent                       26.94%      22.32%     50.75%      100.00%
========================================================================

COMMITMENTS AND LINES OF CREDIT

The Company issues formal commitments or lines of credit to financially responsible commercial and agricultural enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of letters of credit to facilitate the customer's particular business transactions. For further discussion about commitments and contingencies, see
Note  14  located  in  "Item  8.  Financial  Statements and Supplementary Data."

FARMERS & MERCHANTS BANCORP
ANALYSIS OF CERTIFICATES OF DEPOSIT
(In thousands)
The following table sets forth, by time remaining to maturity, the Company's time deposits in amounts of $100,000 or more for the periods indicated.

                                             December 31,
                                                 2006
----------------------------------------------------------
TIME DEPOSITS OF $100,000 OR MORE
  Three Months or Less                       $     213,708
  Over Three Months Through Six Months              72,991
  Over Six Months Through Twelve Months             43,948
  Over Twelve Months                                 9,640
----------------------------------------------------------
    TOTAL TIME DEPOSITS OF $100,000 OR MORE  $     340,287
==========================================================

Refer  to  the Year-To-Date Average Balances and Rate Schedules located in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

ITEM 1A. RISK FACTORS

An investment in our common stock is subject to risks inherent in our business. The material risks and uncertainties that management believes may affect our business are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

RISKS  ASSOCIATED  WITH  OUR  BUSINESS

We Are Dependent On Real Estate And A Downturn In The Real Estate Market Could Hurt Our Business - A significant portion of our loan portfolio is dependent on real estate. At December 31, 2006, real estate served as the principal source of collateral with respect to approximately 66% of our loan outstandings. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Our Real Estate Lending Also Exposes Us To The Risk Of Environmental Liabilities
- In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Our Business Is Subject To Interest Rate Risk And Changes In Interest Rates May Adversely Affect Our Performance And Financial Condition - Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we would expect our interest rate spread to increase if interest rates rise and, conversely, to decline if interest rates fall. Increasing levels of competition in the banking and financial services business may decrease our interest rate spread by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates and increasing competition may have an adverse effect on our business, financial condition and results of operations.

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

Failure To Successfully Execute Our Strategy Could Adversely Affect Our Performance - Our financial performance and profitability depends on our ability to execute our corporate growth strategy. Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced. Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as:

- Inability to control non-interest expense, including, but not limited to, rising employee and healthcare costs.

-    Inability  to  increase  non-interest  income.

-    Continuing  ability  to  expand  through  de  novo  branching or otherwise.

Economic Conditions In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses - Our retail and commercial banking operations are concentrated primarily in Sacramento, San Joaquin, Stanislaus and Merced Counties. As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area. A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock.

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

We Face Strong Competition From Financial Service Companies And Other Companies That Offer Banking Services That Could Hurt Our Business - The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services business may reduce our market share, decrease loan demand, cause the prices we charge for our services to fall, or decrease our net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Therefore, our results may differ in future periods depending upon the nature or level of competition.

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

We May Not Be Able To Attract And Retain Skilled People - Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most of our activities can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Our Internal Operations Are Subject To A Number Of Risks - We are subject to certain operations risks, including, but not limited to, information system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.

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

We Depend On Cash Dividends From Our Subsidiary Bank To Meet Our Cash Obligations - As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our Trust Preferred Securities and our other obligations, including cash dividends. See "Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities." Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval.

RISKS ASSOCIATED WITH OUR INDUSTRY

We Are Subject To Government Regulation That Could Limit Or Restrict Our Activities, Which In Turn Could Adversely Impact Our Operations - The financial services industry is regulated extensively. Federal and State regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on our operations.

New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business.

Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects economic conditions for us.

New Legislative And Regulatory Proposals May Affect Our Operations And Growth - Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, banks and other financial institutions and companies that control such institutions are frequently raised in the U.S. Congress, the California legislature and before bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes might have on us or our subsidiaries are impossible to determine. Similarly, proposals to change the accounting treatment applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other appropriate authorities. The likelihood and impact of any additional future changes in law or regulation and the impact such changes might have on us or our subsidiaries are impossible to determine at this time.

RISKS ASSOCIATED WITH OUR STOCK

Our Stock Trades Less Frequently Than Others - The Company's common stock is not widely held or listed on any exchange. However, trades may be reported on the OTC Bulletin Board under the symbol "FMCB.OB". Management is aware that there are private transactions in the Company's common stock. However, the limited trading market for the Company's common stock may make it difficult for stockholders to dispose of their shares.

Our Stock Price Is Affected By A Variety Of Factors - Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things:

-    Actual  or  anticipated  variations  in  quarterly  results  of operations.

- Operating and stock price performance of other companies that investors deem comparable to our Company.

- News reports relating to trends, concerns and other issues in the financial services industry.

- Perceptions in the marketplace regarding our Company and/or its competitors.

Our Common Stock Is Not An Insured Deposit - Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The  Company  has  no  unresolved  comments  received  from  staff  at  the SEC.

ITEM 2. PROPERTIES

Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in twenty-one locations in the Company's service area. Of the twenty-one locations, thirteen are owned and eight are leased. The expiration of these leases occurs between the years 2007 and 2016. See Note 14 located in "Item 8. Financial Statements and Supplementary Data."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2006.

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

The following table summarizes the actual high and low sale prices for the Company's common stock since the first quarter of 2005. These figures are based on activity posted on the OTC Bulletin Board and on private transactions between individual shareholders that are reported to the Company.

                                                  Cash Dividends
                Calendar Quarter  High   Low   Declared (Per Share)
                ----------------  -----  ----  ---------------------
          2006  Fourth quarter    $ 557  $505  $                4.80
                Third quarter       565   505                      -
                Second quarter      550   475                   3.75
                First quarter       510   485                      -

          2005  Fourth quarter    $ 500  $465  $                4.50
                Third quarter       515   465                      -
                Second quarter      515   438                   3.18
                First quarter       525   415                      -

As of January 31, 2007, there were approximately 1,483 shareholders of record of the Company's common stock.

Beginning in 1975 and continuing through 2005, the Company issued a 5% stock dividend annually. However, this dividend was discontinued in 2006 based upon management's and the Board's assessment that: (1) the Company had a sufficient number of shares outstanding to provide for orderly and timely market trades;
(2) the costs associated with the issuance of stock dividends could be better spent in other areas of the Company's operations; and (3)
whereas the required accounting for a stock dividend has no impact on the Company's overall capital position it does require that Retained Earnings be reclassified to Additional Paid-In Capital, which over time limits the growth of the Retained Earnings account from which cash dividends are paid.

There are limitations under Delaware corporate law as to the amounts of dividends that may be paid by the Company. Additionally, if we decided to defer interest on our subordinated debentures, we would be prohibited from paying cash dividends on the Company's common stock. The Company is dependent on dividends paid by the Bank to fund its dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank under state and federal laws. See "Item 1. Business - Supervision and Regulation."

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

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the fourth quarter of 2006.

                                                               Approximate Dollar
                                         Number of Shares     Value of Shares that
                           Average    Purchased as Part of a  May Yet Be Purchased
               Number of  Price per     Publicly Announced      Under the Plan or
Period          Shares      Share        Plan or Program             Program
-----------------------------------------------------------------------------------
October 2006         800  $      510                     800  $          10,817,820
November 2006          -           -                       -             10,817,820
December 2006          -           -                       -             10,817,820
-----------------------------------------------------------------------------------
Total                800  $      510                     800  $          10,817,820

All  of  the  above  shares  were  repurchased  in  private  transactions.

PERFORMANCE GRAPHS

The following graphs compare the yearly percentage change in the Company's cumulative total stockholder return on common stock with: (i) the cumulative total return of the American Stock Exchange market index; and (ii) a published index compiled by Hemscott Group (formerly Core Data) of banks and bank holding companies throughout the United States. The following comparisons cover the period January 1, 2002 to December 31, 2006. The graphs assume an initial investment of $100 on January 1, 2002 and reinvestment of dividends. The stock price performance set forth in the following graphs is not necessarily indicative of future price performance.

These graphs shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate these graphs by reference.

                                [GRAPHIC OMITTED]



                                [GRAPHIC OMITTED]

ITEM 6. SELECTED FINANCIAL DATA

FARMERS & MERCHANTS BANCORP
FIVE YEAR FINANCIAL SUMMARY OF OPERATIONS
(in thousands except per share data)

SUMMARY OF INCOME:                                   2006         2005         2004         2003         2002
-----------------------------------------------------------------------------------------------------------------
Total Interest Income                             $   88,396   $   72,458   $   59,300   $   54,884   $   54,238
Total Interest Expense                                24,621       14,032        9,818       11,073       13,596
-----------------------------------------------------------------------------------------------------------------
Net Interest Income                                   63,775       58,426       49,482       43,811       40,642
Provision for Loan Losses                                275          425        1,275          625        4,926
-----------------------------------------------------------------------------------------------------------------
Net Interest Income After
  Provision for Loan Losses                           63,500       58,001       48,207       43,186       35,716
Total Non-Interest Income                             12,063       11,274       14,267       12,918       13,866
Total Non-Interest Expense                            43,121       40,617       36,175       33,286       29,109
-----------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                            32,442       28,658       26,299       22,818       20,473
Provision for Income Taxes                            11,813       10,230        9,625        8,043        7,054
-----------------------------------------------------------------------------------------------------------------
Net Income Before Cumulative Effect
  of Change in Accounting Principle                   20,629       18,428       16,674       14,775       13,419
Cumulative Effect of a Change in
  Accounting Principle (net of tax)                        -            -         (224)           -            -
-----------------------------------------------------------------------------------------------------------------
Net Income                                        $   20,629   $   18,428   $   16,450   $   14,775   $   13,419
=================================================================================================================
BALANCE SHEET DATA:
-----------------------------------------------------------------------------------------------------------------
Total Assets                                      $1,411,233   $1,352,989   $1,226,295   $1,148,565   $1,021,907
Loans                                              1,046,912      973,257      866,908      806,906      696,675
Allowance for Loan Losses                             18,099       17,860       17,727       17,220       16,684
Investment Securities                                243,867      267,940      275,440      261,922      233,933
Deposits                                           1,198,528    1,103,340    1,002,110      904,349      850,225
Federal Home Loan Bank Advances                       47,532       98,847       80,889      111,928       40,965
Shareholders' Equity                                 132,340      123,648      116,547      109,605      103,565
-----------------------------------------------------------------------------------------------------------------

SELECTED RATIOS:
Return on Average Assets                                1.51%        1.46%        1.40%        1.36%        1.41%
Return on Average Equity                               16.16%       15.26%       14.50%       13.68%       13.16%
Dividend Payout Ratio(1)                               33.77%       34.55%       34.79%       32.05%       32.82%
Average Loans to Average Deposits                      90.24%       87.28%       86.41%       85.29%       79.71%
Average Equity to Average Assets                        9.38%        9.58%        9.68%        9.97%       10.71%
Period-end Shareholders' Equity to Total Assets         9.38%        9.14%        9.50%        9.54%       10.13%

PER SHARE DATA:
Net Income (2) (3)                                $    25.25   $    22.24   $    19.68   $    17.55   $    15.78
Cash Dividends Per Share (1)(3)                   $     8.55   $     7.68   $     6.85   $     5.63   $     5.18

(1) Not including cash paid in lieu of fractional shares related to stock dividend.
(2) Based on the weighted average number of shares outstanding of 817,044, 828,537, 835,746, 841,857 and 850,490 for the years ended December 31,
     2006,  2005,  2004,  2003,  and  2002,  respectively.
(3) Per share data has been adjusted, where applicable, for stock dividends issued in any of the above years.

FARMERS & MERCHANTS BANCORP
QUARTERLY FINANCIAL DATA
(in thousands except per share data)


                               First     Second    Third    Fourth
2006                          Quarter   Quarter   Quarter   Quarter    Total
-----------------------------------------------------------------------------
Total Interest Income         $ 20,703  $ 21,669  $ 22,950  $ 23,074  $88,396
Total Interest Expense           4,754     5,773     6,856     7,238   24,621
-----------------------------------------------------------------------------
Net Interest Income             15,949    15,896    16,094    15,836   63,775
Provision for Loan Losses          275         -         -         -      275
-----------------------------------------------------------------------------
Net Interest Income After
  Provision for Loan Losses     15,674    15,896    16,094    15,836   63,500
Total Non-Interest Income        2,604     3,499     3,114     2,846   12,063
Total Non-Interest Expense      10,534    11,376    10,777    10,434   43,121
-----------------------------------------------------------------------------
Income Before Income Taxes       7,744     8,019     8,431     8,248   32,442
Provision for Income Taxes       2,807     2,925     3,098     2,983   11,813
-----------------------------------------------------------------------------
Net Income                    $  4,937  $  5,094  $  5,333  $  5,265  $20,629
=============================================================================
Earnings Per Share (1)        $   6.00  $   6.22  $   6.54  $   6.49  $ 25.25
=============================================================================

                               First     Second    Third    Fourth
2005                          Quarter   Quarter   Quarter   Quarter    Total
-----------------------------------------------------------------------------
Total Interest Income         $ 16,093  $ 17,817  $ 18,705  $ 19,843  $72,458
Total Interest Expense           2,729     3,319     3,847     4,137   14,032
-----------------------------------------------------------------------------
Net Interest Income             13,364    14,498    14,858    15,706   58,426
Provision for Loan Losses            -         -         -       425      425
-----------------------------------------------------------------------------
Net Interest Income After
  Provision for Loan Losses     13,364    14,498    14,858    15,281   58,001
Total Non-Interest Income        2,902     3,023     2,984     2,365   11,274
Total Non-Interest Expense       9,299    10,357    10,452    10,509   40,617
-----------------------------------------------------------------------------
Income Before Income Taxes       6,967     7,164     7,390     7,137   28,658
Provision for Income Taxes       2,536     2,575     2,643     2,476   10,230
-----------------------------------------------------------------------------
Net Income                    $  4,431  $  4,589  $  4,747  $  4,661  $18,428
=============================================================================
Earnings Per Share (1)        $   5.33  $   5.52  $   5.74  $   5.65  $ 22.24
=============================================================================

(1) Per share data has been adjusted, where applicable, for stock dividends issued in any of the above years.

Farmers & Merchants Bancorp stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Based on information from shareholders and from Company stock transfer records, the prices paid in 2006, 2005 and 2004 ranged from $565.00 to $300.00 per share. Additional information about the Company's common stock is available in Part II,
Item  5.

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

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, agricultural, real estate, consumer, and other lending activities; (iv) changes in federal and state banking laws or regulations; (v) competitive pressure in the banking industry;
(vi) changes in governmental fiscal or monetary policies; (vii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (viii) other factors discussed in the Company's filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

INTRODUCTION

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. The Bank serves the northern Central Valley of California with 21 banking offices. The service area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock and Hilmar.

Substantially all of the Company's business activities are conducted within its market area.

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System ("FRB"). As a
California, state-chartered, non-fed member bank, the Bank is subject to regulation and examination by the California Department of Financial Institutions and the Federal Deposit Insurance Corporation.

This section should be read in conjunction with the consolidated financial statements and the notes thereto, along with other financial information included in this report.

OVERVIEW

The Company's primary service area encompasses the northern Central Valley of California, a region that can be significantly impacted by the seasonal needs of the agricultural industry. Accordingly, discussion of the Company's Financial Condition and Results of Operations is influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold).

The Five Year Period: 2002 through 2006
The following table presents key performance data for the Company over the past five years.

(in thousands, except per share data)


Financial Performance Indicator           2006         2005         2004         2003         2002
------------------------------------------------------------------------------------------------------
Net Income                             $   20,629   $   18,428   $   16,450   $   14,775   $   13,419
------------------------------------------------------------------------------------------------------

Total Assets                           $1,411,233   $1,352,989   $1,226,295   $1,148,565   $1,021,907
------------------------------------------------------------------------------------------------------
Total Loans                            $1,046,912   $  973,257   $  866,908   $  806,906   $  696,675
------------------------------------------------------------------------------------------------------
Total Deposits                         $1,198,528   $1,103,340   $1,002,110   $  904,349   $  850,225
------------------------------------------------------------------------------------------------------
Total Shareholders' Equity             $  132,340   $  123,648   $  116,547   $  109,605   $  103,565
------------------------------------------------------------------------------------------------------
Total Risk-Based Capital Ratio              12.17%       12.32%       13.34%       13.24%       12.25%
------------------------------------------------------------------------------------------------------


Non-Performing Loans as a % of Total
Loans                                        0.01%        0.07%        0.03%        0.32%        0.42%
------------------------------------------------------------------------------------------------------
Net Charge-Offs to Average Loans             0.00%        0.03%        0.08%        0.01%        0.15%
------------------------------------------------------------------------------------------------------
Loan Loss Allowance as a % of Total
Loans                                        1.72%        1.83%        2.04%        2.13%        2.39%
------------------------------------------------------------------------------------------------------

Return on Average Assets                     1.51%        1.46%        1.40%        1.36%        1.41%
------------------------------------------------------------------------------------------------------
Return on Average Equity                    16.16%       15.26%       14.50%       13.68%       13.16%
------------------------------------------------------------------------------------------------------
Earnings Per Share (1)                 $    25.25   $    22.24   $    19.68   $    17.55   $    15.78
------------------------------------------------------------------------------------------------------
Cash Dividends Per Share (1) (2)       $     8.55   $     7.68   $     6.85   $     5.63   $     5.18
------------------------------------------------------------------------------------------------------
Cash Dividends Declared (2)            $    6,966   $    6,366   $    5,723   $    4,736   $    4,404
------------------------------------------------------------------------------------------------------
# Shares Repurchased During Year           11,718        8,066        7,981        5,732       20,749
------------------------------------------------------------------------------------------------------
Average Share Price of Repurchased
Shares                                 $      507   $      496   $      389   $      256   $      241
------------------------------------------------------------------------------------------------------
High Stock Price - Fourth Quarter      $      557   $      500   $      455   $      375   $      300
------------------------------------------------------------------------------------------------------
Low Stock Price - Fourth Quarter       $      505   $      465   $      400   $      300   $      250
------------------------------------------------------------------------------------------------------

___________________________
(1) Prior years have been restated for stock dividends issued in 2002 through 2005. No stock dividend was issued in 2006.
(2) Not including cash paid in lieu of fractional shares related to stock dividends. These payments totaled $779,000 between 2002 and 2005.

During the five year period 2002 through 2006, the Company's operating performance improved every year.

-    Annual  net  income  increased  54%  to  $20.6  million from $13.4 million.

-    Earnings  Per  Share  increased  60%  to  $25.25  from  $15.78.

-    Return  on Average Equity increased 300 basis points to 16.16% from 13.16%.

-    Total  assets  increased  38%  to  $1.4  billion.

-    Total  loans  increased  50%  to  $1.0  billion.

Importantly,  during  this  period  of  asset  and  earnings  growth:

- The Bank's risk based capital ratio has remained above the 10% level that federal and state banking regulators require for banks to be considered "well capitalized." See "Financial Condition - Capital."

- The Company's asset quality has remained strong, as reflected by net charge-offs never exceeding 0.15% of average loans in any year and non-performing loans totaling 0.01% of total loans at December 31, 2006. See "Financial Condition - Non-Performing Assets."

- The Company's allowance for loan losses has been maintained above 1.7% of total loans, reflecting a conservative approach to providing for loan losses. See "Results of Operations - Provision and Allowance for Loan Losses."

As a result of this strong earnings performance, capital position and asset quality, shareholders have benefited well in excess of overall stock market returns over the past five years.

- Return on Average Equity has increased every year from 13.16% in 2002 to 16.16% in 2006.

- Cash Dividends per Share, restated for stock dividends issued, have increased 89% since 2001, and totaled $33.87 per share over the five year period.

- The market price of the Company's stock has increased $265 per share from a close of $250 in the fourth quarter of 2001 to a close of $515 in the fourth quarter of 2006. Additionally, as a result of the 5% stock dividend declared in 2002 through 2005; the average shareholder owned approximately 121 shares at December 31, 2006 for every 100 shares they owned at December 31, 2001.

- The total return on the Company's stock over the past five years compares very favorably to overall stock market returns as represented by the AMEX Market Index and the Hemscott Group Index of Banks and Bank Holding Companies. See "Performance Graphs."

- The total market capitalization of the Company has increased $238.3 million, or 133%, over the five year period.

In 1998, the Board approved the Company's first stock repurchase program which expired on May 1, 2001. During the second quarter of 2004, the Board approved a second stock repurchase program because it concluded that the Company continued to have more capital than it needed to meet present and anticipated regulatory guidelines for the Bank to be classified as "well capitalized." On April 4, 2006, the Board unanimously approved expanding the Repurchase Program to allow the repurchase of up to $15 million of stock between May 1, 2006 and April 30, 2009.Repurchases under the program will continue to be made on the open market or through private transactions. The repurchase program also requires that no purchases may be made if the Bank would not remain "well-capitalized" after the repurchase. All shares repurchased under the repurchase program will be retired.

Since the second stock repurchase program was expanded in 2006, the Company has repurchased over 8,200 shares for total consideration of $4.2 million.

The  Current  Year:  2006
At the completion of our 90th year, management and the Board are pleased to report the highest net income in the Company's history. For the year ended December 31, 2006, Farmers & Merchants Bancorp reported net income of $20.6 million, earnings per share of $25.25, return on average assets of 1.51% and return on average equity of 16.16%.

The Company's continuing strong earnings performance in 2006 was due to a carefully implemented strategy to balance growth and margin protection, which resulted in: (1) 7.6% growth in average earning assets; (2) improvement in the mix of earning assets as reflected by an increase in loans as a percentage of average earning assets from 77% in 2005 to 79% in 2006; (3) improvement in the net interest margin from 5.12% in 2005 to 5.18% in 2006 due to the continuing residual impact of increases in market interest rates that occurred in mid-2004 through mid-2006; and (4) improvement in the efficiency ratio from 58.3% in 2005 to 56.9% in 2006.

The following is a summary of the financial accomplishments achieved during 2006 as compared to 2005.

-    Net  income  increased  11.9%  to  $20.6  million  from  $18.4  million.

-    Earnings  per  share  increased  13.5%  to  $25.25  from  $22.24.

-    Net  interest  income  increased  9.2% to $63.8 million from $58.4 million.

-    Total  assets  increased  4.3%  to  $1.41  billion  from  $1.35  billion.

-    Gross  loans  increased  7.6%  to  $1.0  billion  from  $973.3  million.

-    Total  deposits  increased  8.6%  to  $1.2  billion  from  $1.1  billion.

- Total shareholders' equity increased 7.3% to $132.3 million from $123.6 million, after dividends of $7.0 million, stock buybacks of $5.9 million and a decrease in Accumulated Other Comprehensive Loss of $975,000.

-    Total  market  capitalization  increased  $14.6  million.

Looking  Forward:  2007  and  Beyond
In management's opinion, the following key issues will influence the financial results of the Company in 2007 and future years:

- The Company is asset sensitive. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk." As a result, between 2005 and 2006, the Company's net interest margin improved approximately 6 basis points as a result of the continuing residual impact of increases in market interest rates that occurred in mid-2004 through mid-2006. However, since increases in the Company's deposit rates typically lag increases in loan rates, once short-term market rates stabilized in June 2006 the Company's net interest margin has dropped by approximately 33 bps from a high of 5.37% in the first quarter of 2006 to 5.04% in the fourth quarter of 2006. Some economists are predicting that short-term market rates may drop in late 2007 which will place further pressure on the net interest margin as decreases in deposit rates will lag decreases in loan rates. Additionally, the Company's net interest margin is coming under pressure from (1) competitor pricing strategies for both loans and deposits that the Company may need to respond to in order to retain key customers and (2) changes in deposit mix as customers move funds from low or non-interest bearing transaction and savings accounts to higher yielding time deposits.

- The Company's results can be influenced by changes in the credit quality of its borrowers. Non-performing loans totaled $54,000 or 0.01% of total loans at December 31, 2006 and $694,000 or 0.07% of total loans at December 31, 2005. Management believes that these levels are adequately covered by the Company's current loan loss reserves and that the general economic conditions in the Company's service area appear positive at the current time. However, future financial results could be impacted should deterioration in economic conditions or other factors that affect credit quality cause the level of the Company's non-performing loans to increase.

In addition to the preceding issues, over the past several years management has reviewed the Company's existing branch delivery system, along with the availability and desirability of additional branch locations, and initiated a major branch expansion, relocation and renovation program. New branches were opened during 2006 in Sacramento, Lodi and Stockton and the downtown Turlock branch will be relocated to a new facility in 2007. In management's opinion, these moves are integral to the long-term strategic positioning of the Company.

The Company currently estimates that the total capital expenditures associated with this multi-year branch program, which began in 2004, will be in excess of $10 million which will result in an increase in the Company's future occupancy expense as compared to 2006. In addition, the increased staffing and other operating expense associated with these new branches will place pressure on the Company's earnings over the next 24-36 months, the timeframe in which these branches are estimated to reach break-even.

RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries' performance during each of the years in the three-year period ended December 31, 2006 and the material changes in financial condition, operating income and expense of the Company and its subsidiaries as shown in the accompanying financial statements.

Net  Interest  Income/Net  Interest  Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the years ending 2006, 2005 and 2004. Average balance amounts for assets and liabilities are the computed average of daily balances.

Net interest income is the amount by which the interest and fees on loans and other interest earning assets exceed the interest paid on interest bearing sources of funds. For the purpose of analysis, the interest earned on tax-exempt investments and municipal loans is adjusted to an amount comparable to interest subject to normal income taxes. This adjustment is referred to as "taxable equivalent" adjustment and is noted wherever applicable.

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

The Company's earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk."

2006  Compared  to  2005
Net interest income increased 9.2% to $63.8 million during 2006. During 2005, net interest income was $58.4 million, representing an increase of 18.1% from 2004. On a fully taxable equivalent basis, net interest income increased 8.9% and totaled $65.4 million during 2006, compared to $60.1 million for 2005. The increase in net interest income was due to a combination of (1) growth in average earning assets in 2006 and (2) improvement in the net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2006, the Company's net interest margin was 5.18% compared to 5.12% in 2005. As discussed previously, this improvement is due to the continuing residual impact of increases in market interest rates that occurred in mid-2004 through mid-2006. See "Overview - Looking Forward: 2007 and Beyond" for a discussion of factors impacting the Company's future net interest margin.

Loans, generally the Company's highest earning assets, increased $73.7 million as of December 31, 2006 compared to December 31, 2005. See "Financial Condition
- Loans" for further discussion on this increase. On an average balance basis, loans increased by $94.8 million for the year ended December 31, 2006. As a result of this loan growth, the mix of the Company's earning assets improved as loans increased from 77.0% of average earning assets during 2005 to 79% in 2006. Due to increases in market rates from mid- 2004 through mid-2006, the year-to-date yield on the loan portfolio increased 86 basis points to 7.70% for the year ended December 31, 2006 compared to 6.84% for the year ended December 31, 2005. This increase in yield plus the growth in loan balances resulted in interest revenue from loans increasing 24.3% to $76.9 million for 2006.



FARMERS & MERCHANTS BANCORP
YEAR-TO-DATE AVERAGE BALANCES AND INTEREST RATES
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                                              Year Ended December 31,
                                                                                       2006
ASSETS                                                                    Balance     Interest     Rate
----------------------------------------------------------------------------------------------------------
Federal Funds Sold and Securities Purchased Under Agreements to Resell  $    1,030   $      49       4.76%
Investment Securities Available-for-Sale
  U.S. Agencies                                                             27,295       1,112       4.07%
  Municipals - Non-Taxable                                                  15,121         957       6.33%
  Mortgage Backed Securities                                               103,763       4,981       4.80%
  Other                                                                      6,870         385       5.60%
----------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                         153,049       7,435       4.86%
----------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Agencies                                                             30,593       1,270       4.15%
  Municipals - Non-Taxable                                                  67,490       3,947       5.85%
  Mortgage Backed Securities                                                 9,785         375       3.83%
  Other                                                                      2,120          62       2.92%
----------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                           109,988       5,654       5.14%
----------------------------------------------------------------------------------------------------------

Loans
  Real Estate                                                              567,479      40,915       7.21%
  Home Equity                                                               67,251       5,356       7.96%
  Agricultural                                                             164,897      13,843       8.39%
  Commercial                                                               178,528      14,976       8.39%
  Consumer                                                                  13,587       1,205       8.87%
  Credit Card                                                                5,445         536       9.84%
  Municipal                                                                  1,215          41       3.37%
----------------------------------------------------------------------------------------------------------
    Total Loans                                                            998,402      76,872       7.70%
----------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                 1,262,469   $  90,010       7.13%
                                                                                     =====================

Unrealized Gain (Loss) on Securities Available-for-Sale                     (3,629)
Allowance for Loan Losses                                                  (18,280)
Cash and Due From Banks                                                     37,906
All Other Assets                                                            83,238
-----------------------------------------------------------------------------------
    TOTAL ASSETS                                                        $1,361,704
===================================================================================
LIABILITIES & SHAREHOLDERS' EQUITY
Interest Bearing Deposits
  Interest Bearing DDA                                                  $  128,199   $      89       0.07%
  Savings                                                                  277,185       2,310       0.83%
  Time Deposits                                                            424,745      16,231       3.82%
----------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                        830,129      18,630       2.24%
Other Borrowed Funds                                                        99,484       5,164       5.19%
Subordinated Debt                                                           10,310         827       8.02%
----------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                     939,923   $  24,621       2.62%
                                                                                     =====================
Interest Rate Spread                                                                                 4.51%
Demand Deposits                                                            276,289
All Other Liabilities                                                       17,824
-----------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                    1,234,036
Shareholders' Equity                                                       127,668
-----------------------------------------------------------------------------------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                            $1,361,704
===================================================================================
Impact of Non-Interest Bearing Deposits and Other Liabilities                                        0.67%
Net Interest Income and Margin on Total Earning Assets                                  65,389       5.18%
Tax Equivalent Adjustment                                                               (1,614)
----------------------------------------------------------------------------------------------------------
Net Interest Income                                                                  $  63,775       5.05%
==========================================================================================================

Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount of $2.7 million for the year ended December 31, 2006. Nonaccrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.


FARMERS & MERCHANTS BANCORP
YEAR-TO-DATE AVERAGE BALANCES AND INTEREST RATES
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
                                                                              Year Ended December 31,
                                                                                        2005
ASSETS                                                                    Balance     Interest     Rate
----------------------------------------------------------------------------------------------------------
Federal Funds Sold and Securities Purchased Under Agreements to Resell  $    5,593   $     188       3.36%
Investment Securities Available-for-Sale
  U.S. Agencies                                                             58,226       2,187       3.76%
  Municipals - Taxable                                                          81           5       6.17%
  Municipals - Non-Taxable                                                  15,987         976       6.10%
  Mortgage Backed Securities                                                79,290       3,112       3.92%
  Other                                                                      4,582         255       5.57%
----------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                         158,166       6,535       4.13%
----------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Agencies                                                             28,255       1,167       4.13%
  Municipals - Non-Taxable                                                  64,968       3,880       5.97%
  Mortgage Backed Securities                                                12,223         465       3.80%
  Other                                                                        432          26       6.02%
----------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                           105,878       5,538       5.23%
----------------------------------------------------------------------------------------------------------
Loans
  Real Estate                                                              507,315      34,133       6.73%
  Home Equity                                                               65,397       4,172       6.38%
  Agricultural                                                             142,008       9,880       6.96%
  Commercial                                                               170,081      12,012       7.06%
  Consumer                                                                  12,694       1,106       8.71%
  Credit Card                                                                5,046         491       9.73%
  Municipal                                                                  1,029          44       4.28%
----------------------------------------------------------------------------------------------------------
    Total Loans                                                            903,570      61,838       6.84%
----------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                 1,173,207   $  74,099       6.32%
                                                                                     =====================
Unrealized Gain/(Loss) on Securities Available-for-Sale                     (1,856)
Allowance for Loan Losses                                                  (17,910)
Cash and Due From Banks                                                     35,453
All Other Assets                                                            72,235
-----------------------------------------------------------------------------------
    TOTAL ASSETS                                                        $1,261,129
===================================================================================
LIABILITIES & SHAREHOLDERS' EQUITY
Interest Bearing Deposits
  Interest Bearing DDA                                                  $  117,460   $      79       0.07%
  Savings                                                                  298,181       1,319       0.44%
  Time Deposits                                                            351,552       8,430       2.40%
----------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                        767,193       9,828       1.28%
Other Borrowed Funds                                                        78,719       3,561       4.52%
Subordinated Debt                                                           10,310         643       6.24%
----------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                     856,222   $  14,032       1.64%
                                                                                     =====================
Interest Rate Spread                                                                                 4.68%
Demand Deposits                                                            268,038
All Other Liabilities                                                       16,092
-----------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                    1,140,352
Shareholders' Equity                                                       120,777
-----------------------------------------------------------------------------------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                            $1,261,129
===================================================================================
Impact of Non-Interest Bearing Deposits and Other Liabilities                                        0.44%
Net Interest Income and Margin on Total Earning Assets                                  60,067       5.12%
Tax Equivalent Adjustment                                                               (1,641)
----------------------------------------------------------------------------------------------------------
Net Interest Income                                                                  $  58,426       4.98%
==========================================================================================================

Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount of $3.5 million for the year ended December 31, 2005. Nonaccrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

FARMERS & MERCHANTS BANCORP
YEAR-TO-DATE AVERAGE BALANCES AND INTEREST RATES
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
                                                                              Year Ended December 31,
                                                                                       2004
ASSETS                                                                    Balance     Interest     Rate
----------------------------------------------------------------------------------------------------------
Federal Funds Sold and Securities Purchased Under Agreements to Resell  $   14,267   $     194       1.36%
Investment Securities Available-for-Sale
  U.S. Agencies                                                             67,419       2,449       3.63%
  Municipals - Taxable                                                       1,005          63       6.27%
  Municipals - Non-Taxable                                                  19,044       1,162       6.10%
  Mortgage Backed Securities                                                97,947       3,703       3.78%
  Other                                                                      7,098         381       5.37%
----------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale                         192,513       7,758       4.03%
----------------------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Agencies                                                             13,409         564       4.21%
  Municipals - Non-Taxable                                                  37,303       2,383       6.39%
  Mortgage Backed Securities                                                 9,604         384       4.00%
  Other                                                                        333          15       4.50%
----------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity                            60,649       3,346       5.52%
----------------------------------------------------------------------------------------------------------
Loans
  Real Estate                                                              477,220      29,771       6.24%
  Home Equity                                                               58,187       2,852       4.90%
  Agricultural                                                             131,971       7,091       5.37%
  Commercial                                                               140,145       8,062       5.75%
  Consumer                                                                  11,307       1,037       9.17%
  Credit Card                                                                4,599         442       9.61%
  Municipal                                                                  1,070          47       4.39%
----------------------------------------------------------------------------------------------------------
    Total Loans                                                            824,499      49,302       5.98%
----------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                 1,091,928   $  60,600       5.55%
                                                                                     =====================

Unrealized Gain/(Loss) on Securities Available-for-Sale                        779
Allowance for Loan Losses                                                  (17,850)
Cash and Due From Banks                                                     33,389
All Other Assets                                                            63,005
-----------------------------------------------------------------------------------
    TOTAL ASSETS                                                        $1,171,251
===================================================================================
LIABILITIES & SHAREHOLDERS' EQUITY
Interest Bearing Deposits
  Interest Bearing DDA                                                  $   96,152   $      62       0.06%
  Savings                                                                  285,796       1,090       0.38%
  Time Deposits                                                            333,377       5,509       1.65%
----------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                                        715,325       6,661       0.93%
Other Borrowed Funds                                                        81,598       2,703       3.31%
Subordinated Debt                                                           10,310         454       4.40%
----------------------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                                     807,233   $   9,818       1.22%
                                                                                     =====================
Interest Rate Spread                                                                                 4.33%
Demand Deposits                                                            238,817
All Other Liabilities                                                       11,780
-----------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                    1,057,830
Shareholders' Equity                                                       113,421
-----------------------------------------------------------------------------------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                            $1,171,251
===================================================================================
Impact of Non-Interest Bearing Deposits and Other Liabilities                                        0.32%
Net Interest Income and Margin on Total Earning Assets                                  50,782       4.65%
Tax Equivalent Adjustment                                                               (1,300)
----------------------------------------------------------------------------------------------------------
Net Interest Income                                                                  $  49,482       4.53%
==========================================================================================================

Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount of $3.2 million for the year ended December 31, 2004. Nonaccrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.


FARMERS & MERCHANTS BANCORP
VOLUME AND RATE ANALYSIS OF NET INTEREST REVENUE
(Rates on a Taxable Equivalent Basis)                             2006 versus 2005
(in thousands)                                                   Amount of Increase
                                                          (Decrease) Due to Change in:
                                                    ----------------------------------------
INTEREST EARNING ASSETS                                Volume         Rate        Net Chg.
--------------------------------------------------------------------------------------------
Federal Funds Sold                                  $      (195)  $        56   $      (139)
Investment Securities Available for Sale
  U.S. Agencies                                          (1,247)          172        (1,075)
  Municipals - Taxable                                       (2)           (3)           (5)
  Municipals - Non-Taxable                                  (54)           35           (19)
  Mortgage Backed Securities                              1,085           784         1,869
  Other                                                     128             2           130
--------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale          (90)          990           900
--------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Agencies                                              97             6           103
  Municipals - Non-Taxable                                  149           (82)           67
  Mortgage Backed Securities                                (94)            4           (90)
  Other                                                      56           (20)           36
--------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity            208           (92)          116
--------------------------------------------------------------------------------------------

Loans:
  Real Estate                                             4,229         2,553         6,782
  Home Equity                                               121         1,063         1,184
  Agricultural                                            1,736         2,227         3,963
  Commercial                                                620         2,344         2,964
  Installment                                                79            20            99
  Credit Card                                                39             6            45
  Other                                                       7           (10)           (3)
--------------------------------------------------------------------------------------------
    Total Loans                                           6,831         8,203        15,034
--------------------------------------------------------------------------------------------
    Total Earning Assets                                  6,754         9,157        15,911
--------------------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES
Interest Bearing Deposits:
  Transaction                                                 7             3            10
  Savings                                                   (99)        1,090           991
  Time Deposits                                           2,026         5,775         7,801
--------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                       1,934         6,868         8,802
Other Borrowed Funds                                      1,028           575         1,603
Subordinated Debt                                             0           184           184
--------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                    2,962         7,627        10,589
--------------------------------------------------------------------------------------------
TOTAL CHANGE                                        $     3,792   $     1,530   $     5,322
============================================================================================

Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change." The above figures have been rounded to the nearest whole number.

FARMERS & MERCHANTS BANCORP
VOLUME AND RATE ANALYSIS OF NET INTEREST REVENUE
(Rates on a Taxable Equivalent Basis)                            2005 versus 2004
(in thousands)                                                 Amount of Increase
                                                         (Decrease) Due to Change in:
                                                    ----------------------------------------
INTEREST EARNING ASSETS                                Volume         Rate        Net Chg.
--------------------------------------------------------------------------------------------
Federal Funds Sold                                  $      (169)  $       163   $        (6)
Investment Securities Available for Sale
  U.S. Agencies                                            (343)           81          (262)
  Municipals - Taxable                                      (57)           (1)          (58)
  Municipals - Non-Taxable                                 (186)            0          (186)
  Mortgage Backed Securities                               (727)          136          (591)
  Other                                                    (140)           14          (126)
--------------------------------------------------------------------------------------------
    Total Investment Securities Available for Sale       (1,453)          230        (1,223)
--------------------------------------------------------------------------------------------

Investment Securities Held to Maturity
  U.S. Agencies                                             613           (10)          603
  Municipals - Non-Taxable                                1,661          (163)        1,498
  Mortgage Backed Securities                                101           (20)           81
  Other                                                       5             6            11
--------------------------------------------------------------------------------------------
    Total Investment Securities Held to Maturity          2,380          (187)        2,193
--------------------------------------------------------------------------------------------

Loans:
  Real Estate                                             1,943         2,419         4,362
  Home Equity                                               384           936         1,320
  Agricultural                                              572         2,217         2,789
  Commercial                                              1,912         2,038         3,950
  Installment                                               123           (54)           69
  Credit Card                                                43             6            49
  Other                                                      (2)           (1)           (3)
--------------------------------------------------------------------------------------------
    Total Loans                                           4,975         7,561        12,536
--------------------------------------------------------------------------------------------
    Total Earning Assets                                  5,733         7,767        13,500
--------------------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES
Interest Bearing Deposits:
  Transaction                                                14             3            17
  Savings                                                    49           180           229
  Time Deposits                                             318         2,603         2,921
--------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                         381         2,786         3,167
Other Borrowed Funds                                        (98)          956           858
Subordinated Debt                                             1           189           190
--------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                      284         3,931         4,215
--------------------------------------------------------------------------------------------
TOTAL CHANGE                                        $     5,449   $     3,836   $     9,285
============================================================================================

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

Average investment securities decreased $1.0 million in 2006 compared to the average balance during 2005. Interest income on securities increased $1.0 million to $13.1 million for the year ended December 31, 2006 compared to $12.1 million for the year ended December 31, 2005. The average yield, on a taxable equivalent basis, in the investment portfolio was 5.0% in 2006 compared to 4.6% in 2005. See "Financial Condition - Investment Securities" for a discussion of the Company's repositioning of its securities portfolio during 2006 which resulted in this increase in yield. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates shown on a taxable equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $83.7 million or 9.8% during 2006. Of that increase, average borrowed funds (primarily FHLB Advances) increased $20.8 million, interest-bearing deposits increased $62.9 million, and subordinated debt remained unchanged.

During 2006, the Company was able to grow average interest bearing deposits by $62.9 million. The increase was primarily in time deposits, which grew $73.2 million, as lower cost savings and interest bearing DDA decreased by $10.3 million. See "Financial Condition - Deposits" for a discussion of trends in the Company's deposit base. Total interest expense on deposit accounts for 2006 was $18.6 million as compared to $9.8 million in 2005. As deposits increased, interest expense on deposits increased 89.6% or $8.8 million in 2006. The average rate paid on interest-bearing deposits was 2.2% in 2006 and 1.3% in 2005. This increase in rates is a result of the lagging impact of increases in market interest rates that occurred in mid-2004 through mid-2006. The Company anticipates that its deposit rates will continue to increase in 2007, even though market rates have been stable since June 2006. See "Overview - Looking
Forward: 2007 and Beyond" for a discussion of factors impacting the Company's future deposit rates and their impact on net interest margin.

2005  Compared  to  2004
Net interest income increased 18.1% to $58.4 million during 2005. During 2004, net interest income was $49.5 million, representing an increase of 12.9% from 2003. On a fully taxable equivalent basis, net interest income increased 18.3% and totaled $60.1 million during 2005, compared to $50.8 million for 2004. Although average earning assets grew 7.4% during 2005, a significant reason for the increase in net interest income during 2005 was increased market interest rates by the FRB.

For 2005, the Company's net interest margin was 5.12% compared to 4.65% in 2004. This improvement is primarily a result of the FRB's 200 basis point increase in market rates since December 31, 2004.

Loans, generally the Company's highest earning assets, increased $106.3 million as of December 31, 2005 compared to December 31, 2004. On an average balance basis, loans increased by $79.1 million for the year ended December 31, 2005. As a result of this loan growth, the mix of the Company's earning assets improved as loans increased from 75.5% of average earning assets during 2004 to 77.0% in 2005. Due to increases in the prime rate during the latter half of 2004 through 2005, the year-to-date yield on the loan portfolio increased 86 basis points to 6.84% for the year ended December 31, 2005 compared to 5.98% for the year ended December 31, 2004. This increase in yield plus the growth in loan balances resulted in interest revenue from loans increasing 25.4% to $61.8 million for 2005.

Average investment securities increased slightly from the prior year. Average balances increased $10.9 million in 2005 compared to the average balance during 2004. Interest income on securities increased $969,000 to $12.1 million for the year ended December 31, 2005 compared to $11.1 million for the year ended December 31, 2004. The average yield, on a taxable equivalent basis, in the investment portfolio was 4.6% in 2005 compared to 4.4% in 2004. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates shown on a taxable equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $49.0 million or 6.1% during 2005. Of that increase, average borrowed funds (primarily FHLB Advances) decreased $2.9 million, interest-bearing deposits increased $51.9 million, and subordinated debt remained unchanged.

During 2005, the Company was able to grow average interest bearing deposits by $51.9 million. The increase was primarily in lower cost savings and interest bearing DDA deposits, which grew $33.7 million, as higher cost time deposits grew by $18.2 million. Total interest expense on deposit accounts for 2005 was $9.8 million as compared to $6.7 million in 2004. As deposits increased, interest expense on deposits increased 47.6% or $3.2 million in 2005. The average rate paid on interest-bearing deposits was 1.3% in 2005 and 0.9% in 2004. This increase in rates is a result of the FRB's increase in market rates during 2005.

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

The provision for loan losses totaled $275,000 in 2006, compared to $425,000 in 2005 and $1.3 million in 2004. Changes in the provision between years were the result of management's evaluation of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses and the prevailing economic climate and its effect on borrowers' ability to repay loans in accordance with the terms of the notes. See "Critical Accounting Policies and Estimates - Allowance for Loan Losses" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk."

As of December 31, 2006, the allowance for loan losses was $18.1 million, which represented 1.7% of the total loan balance. At December 31, 2005, the allowance for loan losses was $17.9 million or 1.8% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of December 31, 2006 was adequate.

The table below summarizes the activity in the allowance for losses for the years 2006, 2005 and 2004.

Allowance for Losses
(IN THOUSAND)S                                                    2006      2005      2004
--------------------------------------------------------------------------------------------
Allowance for Loan Losses, Beginning of Year                    $17,860   $17,727   $17,220
Allowance for Losses - Unfunded Commitments                         141       111         -
--------------------------------------------------------------------------------------------
  Total Allowance for Losses, Beginning of Year                  18,001    17,838    17,220
Provision for Loan Losses Charged to Expense                        275       425     1,275
Provision for Losses - Unfunded Commitments Charged to Expense        -        30         -
Loans Charged Off                                                  (839)     (867)     (955)
Recoveries of Loans Previously Charged Off                          803       575       298
--------------------------------------------------------------------------------------------
  Total Allowance for Losses, End of Year                       $18,240   $18,001   $17,838
============================================================================================

Allocation of Allowance for Losses
--------------------------------------------------------------------------------------------
Allowance for Loan Losses                                       $18,099   $17,860   $17,727
Allowance for Losses - Unfunded Commitments*                        141       141       111
--------------------------------------------------------------------------------------------
  Total Allowance for Losses, End of Year                       $18,240   $18,001   $17,838
============================================================================================

*As of December 31, 2004, the Company reclassified $111,000 of the Allowance for Loan Losses that pertained to commitments under commercial and standby letters of credit to the "Other Liabilities" section of the Consolidated Balance Sheet.

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from the sale of investment securities; (3) credit card merchant fees; (4) ATM fees; (5) gains and losses from the sale of assets; (6) increases in the cash surrender value of bank owned life insurance; and (7) fees from other miscellaneous business services.

2006 Compared to 2005
Non-interest income totaled $12.1 million, an increase of $789,000 or 7.0% from non-interest income of $11.3 million for 2005.

Most of the increase in 2006 occurred in service charges on deposit accounts. Service charges totaled $6.0 million, an increase of $1.7 million or 38.5% from service charges on deposit accounts of $4.4 million in 2005. This increase was due to fees related to the Company's Overdraft Privilege Service which was offered to eligible customers with deposit accounts in good standing beginning May 1, 2006.

The increase in service charges was offset by an increase in loss on sale of investment securities, which was a loss of $2.2 million in 2006 as compared to a loss of $953,000 for 2005. During 2006 the Company made the decision to sell some of its investment portfolio at a loss in order to better align the portfolio with its evolving asset/liability management objectives. See "Financial Condition-Investment Securities."

ATM fees totaled $1.2 million, an increase of $211,000 or 21.3% over fees in 2005. The increase in these fees is due to the convenience and increased number of ATM's at strategic locations which benefit both customers and non-customers.

2005  Compared  to  2004
Non-interest income totaled $11.3 million, a decrease of $3.0 million or 20.9% from non-interest income of $14.3 million for 2004.

Most of the decrease in 2005 occurred in gain (loss) on sale of investment securities, which was a loss of $953,000 in 2005 as compared to a gain of $1.9 million for 2004. During 2005 the Company made the decision to sell some of its investment portfolio at a loss in order to better align the portfolio with its evolving asset/liability management objectives. See "Financial Condition-Investment Securities." Additionally, $1.1 million of the gain in 2004 was a result of a non-recurring gain from the sale of common stock of another Company.

Service charges on deposit accounts totaled $4.4 million, a decrease of $427,000 or 8.9% from service charges on deposit accounts of $4.8 million in 2004 due to:
(1) the conversion of certain deposit customers to a newly offered high performance checking product that does not have a monthly service charge; (2) increasing interest rates which reduced service charges for those commercial customers on business account analysis; and (3) a decrease in fees generated from money service business relationships as a result of the Company's strategic decision to exit this product line.

Credit card merchant fees totaled $2.0 million, an increase of $286,000 or 16.3% over fee income of $1.8 million in 2004. The increase during 2005 was due to an increase in merchant volume during the year.

ATM fees totaled $991,000, an increase of $257,000 or 35.0% over fees in 2004. The increase in these fees is due to the convenience and increased number of ATM's at strategic locations which benefit both customers and non-customers.

Non-Interest  Expense
Non-interest expense for the Company includes expenses for salaries and employee benefits, occupancy, equipment, supplies, legal fees, professional services, data processing, marketing, deposit insurance, merchant bankcard operations, and other miscellaneous expenses.

2006  Compared  to  2005
Overall, non-interest expense totaled $43.1 million, an increase of $2.5 million or 6.2% for the year ended December 31, 2006.

Salaries and employee benefits increased $1.0 million due to: (1) officer salary merit increases which occurred in November 2005; (2) increased contributions to the Company's incentive compensation and supplemental retirement plans; and (3) increased staff related to the three new branches opened during 2006. At the end of 2006, the Company had 302 full time equivalent employees compared to 294 at the end of 2005.

Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, and office equipment and data processing equipment. Occupancy expense in 2006 totaled $2.5 million, an increase of $382,000 or 18.4% over 2005. This increase was due to: (1) three new branches opened in 2006; (2) increased utilities due to increased gas and electricity prices; (3) increased rents on leased properties; and (4) increased property taxes.

Equipment expense in 2006 totaled $3.2 million, an increase of $709,000 or 28.3% over 2005. This increase was due to: (1) annual computer hardware/software maintenance and upgrades; and (2) increased furniture and equipment depreciation related to remodeling and adding branch locations.

Marketing expense was $1.2 million in 2006, a decrease of $355,000 or 23.3% from $1.5 million in 2005. In 2005 there were significant marketing expenses for a new high performance checking product started in November 2004, including the associated direct mail and other ancillary expenses incurred to promote this product. These same expenses were not required in 2006.

Other operating expense totaled $6.9 million, a 9.7% increase from the prior year. This increase in other operating expense during 2006 was due to: (1) $228,000 early payoff penalties of FHLB borrowings; (2) operating losses related to non-sufficient funds and electronic funds transactions; and (3) increased stationary and printing expense related to the Company's 90th anniversary logo.

2005  Compared  to  2004
Overall, non-interest expense totaled $40.6 million, an increase of $4.4 million or 12.3% for the year ended December 31, 2005, primarily as a result of a $2.7 million increase in salaries and employee benefits. This increase was due to:
(1) officer salary merit increases which occurred in November 2005; (2) increased contributions to the

Company's incentive compensation and supplemental retirement plans; and (3) increased expense recognition associated with the termination of the Company's defined benefit pension plan which took place in 2005. At the end of 2005, the Company had 294 full time equivalent employees compared to 288 at the end of 2004.

Occupancy and equipment expenses represent the cost of operating and maintaining branch and administrative facilities, including the purchase and maintenance of furniture, fixtures, and office equipment and data processing equipment. Occupancy expense in 2005 totaled $2.1 million, an increase of $343,000 or 19.8% over 2004. This increase was due to: (1) increased branch maintenance and equipment expense; and (2) increased furniture and equipment depreciation related to remodeling and adding branch locations. Equipment expense in 2005 totaled $2.5 million, an increase of $190,000 or 8.2% over 2004.

Marketing expense was $1.5 million in 2005, an increase of $520,000 or 51.9% from $1.0 million in 2004. This increase in 2005 was due to marketing expenses for a new high performance checking product started in November 2004, including the associated direct mail and other ancillary expenses incurred to promote this product.

Other operating expense totaled $6.3 million, a 7.9% increase from the prior year. This increase in other operating expense during 2005 was due primarily to increases in insurance premiums and charitable contributions.

Income Taxes
The provision for income taxes increased $1.6 million during 2006. The effective tax rate in 2006 was 36.4% compared to 35.7% in 2005 and 36.5% in 2004. The increase in the effective tax rate during 2006 was due primarily to decreased municipal security income that is tax exempt for federal tax purposes. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance, California enterprise zone interest income exclusion, and tax exempt interest income on municipal securities and loans.

Current tax law causes the Company's current taxes payable to approximate or exceed the current provision for taxes on the income statement. Three provisions have had a significant effect on the Company's current income tax liability: the restrictions on the deductibility of loan losses, deductibility of pension and other long-term employee benefits only when paid and the statutory deferral of deductibility of California franchise taxes on the Company's federal return.

FINANCIAL CONDITION

Investment  Securities
The investment portfolio provides the Company with an income alternative to loans. The Company's investment portfolio at the end of 2006 was $244.4 million, a decrease of $23.5 million or 8.8% from 2005.

During 2006 the Company sold $63.3 million in available-for-sale investment securities at a loss of $2.2 million. These securities generally had a remaining life under three years and yields below current market rates. Funds not invested in loans or used to pay down short-term borrowings were reinvested in higher yielding, somewhat longer term (5-7 years) securities which management believes should strengthen the Company's net interest margin and reduce the Company's asset sensitivity, thereby better protecting against future declines in market interest rates.

The Company's total investment portfolio represented 17.3% of the Company's total assets during 2006 and 19.8% of the Company's total assets during 2005. Not included in the investment portfolio are overnight investments in Federal Funds Sold. In 2006, average Federal Funds Sold on a year to date basis was $1.0 million compared to $5.6 million in 2005.

The Company classifies its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of December 31, 2006 and 2005 there were no securities in the trading portfolio. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders' equity, net of related income taxes.

Note 2 located in "Item 8. Financial Statements and Supplementary Data" displays the classifications of the Company's investment portfolio, the market value of the Company's investment portfolio and the maturity distribution.

Loans
The Company's loan portfolio at December 31, 2006 increased $73.6 million from December 31, 2005. The increase was due to strong loan demand in the Company's market area, along with a focused calling program on selected loan prospects. Most of the current year's growth occurred in Agricultural Loans and Real Estate Loans (primarily those secured by production agricultural properties), market segments where the Company believes that current market rates are more reasonable than in the areas of Commercial, Consumer, Home Equity and Other Real Estate loans. Additionally, on an average balance basis, loans have increased $94.8 million or 10.5%. In 2005, average balances increased 9.6% or $79.1 million from the prior year. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio
(in thousands)                December 31, 2006   December 31, 2005
--------------------------------------------------------------------
  Real Estate                 $          516,606  $          432,378
  Real Estate Construction                95,378             110,235
  Home Equity                             67,132              69,013
  Agricultural                           183,589             170,657
  Commercial                             165,412             174,530
  Consumer                                21,222              18,958
--------------------------------------------------------------------
  Gross Loans                          1,049,339             975,771
Less:
  Unearned Income                          2,427               2,514
  Allowance for Loan Losses               18,099              17,860
--------------------------------------------------------------------
  Net Loans                   $        1,028,813  $          955,397
====================================================================

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of December 31, 2006, the Company had entered into loan commitments amounting to $442.5 million compared to $447.7 million at December 31, 2005. In addition, letters of credit issued by the Company to guarantee the performance of a customer to a third party at December 31, 2006 and December 31, 2005, were $10.9 million and $11.5 million, respectively.

Non-Performing Assets
Non-performing assets are comprised of non-performing loans (defined as non-accrual loans plus accruing loans past due 90 days or more) and other real estate owned. As set forth in the table below, non-performing loans as of December 31, 2006 were $54,000 compared to $694,000 at December 31, 2005. The Company reported no other real estate owned at either December 31, 2006 or December 31, 2005.

The Company's policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless it is both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Thereafter, interest is recognized as income only as it is collected in cash. Accrued interest reversed from income on loans placed on a non-accrual status totaled $15,000 at December 31, 2006 compared to $50,000 at December 31, 2005. Non-performing loans as a percentage of total loans for the year ended 2006 was 0.01%. For the year ended 2005 the percentage was 0.07%.

Non-Performing  Assets
(in thousands)                    December 31, 2006    December 31, 2005
--------------------------------------------------------------------------
  Non-Performing Loans            $               54   $              694
  Other Real Estate Owned                          -                    -
--------------------------------------------------------------------------
    Total                         $               54   $              694
==========================================================================
Non-Performing Assets
as a % of Total Loans                           0.01%                0.07%

Allowance for Loan Losses as a %
of Non-Performing Loans                     33,516.7%             2,573.5%

Except for non-performing loans shown in the table above, the Company's management is not aware of any loans as of December 31, 2006 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Company's management cannot, however, predict the extent to which the following or other factors may affect a borrower's ability to pay: (1) deterioration in general economic conditions, real estate values or agricultural commodity prices; (2) increases in general rates of interest; or (3) changes in the financial condition or business of a borrower.

Although management believes that non-performing loans are generally well-secured and that potential losses are provided for in the Company's allowance for loan losses, there can be no assurance that future deterioration in economic conditions or collateral values will not result in future credit losses.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company's customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

Consistent with general banking industry trends, the Company saw a slowing of overall deposit growth during 2006 along with a significant shift in the mix of deposits to higher yielding Time Deposits as customers sought to take advantage of increasing market interest rates. Additionally, the Company's strategy of balancing growth and margin protection called for not pursuing "high cost" local deposits by offering the deposit specials that many of its competitors were using. The Company is continually reviewing this strategy with regard to liquidity trends and market rates.

At December 31, 2006, total deposits were $1.2 billion, an increase of 8.6% or $95.2 million from December 31, 2005. Of the $95.2 million in overall deposit growth, core deposits (exclusive of State of California Time Deposits) increased $25.0 million or 2.3% during 2006. As previously discussed, the mix of core deposits changed significantly as Time Deposits increased $73.0 million and all other core deposit types (Demand, Interest Bearing Transaction and Savings) decreased $48.0 million. Should this trend continue in 2007, it will place additional pressure on the Company's net interest margin. See "Results of Operations - Net Interest Income/Net Interest Margin."

Time  Deposits  with  the  State  of  California  increased  $70.0 million since
December 31, 2005. These CD's are used to manage the Company's liquidity position, as they represent a cost effective alternative to (1) high cost local deposit specials and (2) short-term borrowings. See "Federal Home Loan Bank Advances."

Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank (FHLB) are another key source of funds to support earning assets. These advances are also used to manage the Bank's interest rate risk exposure, and as opportunities exist to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB advances as of December 31, 2006 were $47.5 million compared to $98.8 million as of December 31, 2005. This decrease of $51.3 million in borrowings occurred as a result of the Company's management of its liquidity needs using State of California Time Deposits which generally have rates from 20 to 30 basis points lower than FHLB advances. The average rate on FHLB advances during 2006 was 5.2% compared to 4.5% in 2005.

Subordinated Debentures
On December 17, 2003 the Company raised $10 million through an offering of trust preferred securities. See Note 17 located in "Item 8. Financial Statements and Supplementary Data." Although this amount is reflected as subordinated debt on the Company's balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital. See "Capital." These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly (the next reset is March 16, 2007) and the rate was 8.21% as of December 31, 2006. The average rate paid for these securities in 2006 was 8.02% compared to 6.24% in 2005. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company's common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $132.3 million at December 31, 2006 and $123.6 million at the end of 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject. For further information on the Company and the Bank's risk-based capital ratios, see Note 10 located in "Item 8. Financial Statements and Supplementary Data."

As previously discussed (see "Subordinated Debentures"), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of trust preferred securities. See Note 17 located in "Item 8. Financial Statements and Supplementary Data." On March 1, 2005 the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of trust preferred securities ("TPS") by bank holding companies ("BHCs"). Under the final rule BHCs may include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill. The quantitative limitation concerning goodwill will not be effective until March 31, 2009. Any portion of trust preferred securities not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations. The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company's trust preferred securities currently qualify as Tier 1 capital.

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

Repurchases under the program will continue to be made on the open market or through private transactions. The repurchase program also requires that no purchases may be made if the Bank would not remain "well-capitalized" after the repurchase. All shares repurchased under the repurchase program will be retired. See Part II, "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

During 2006, the Company repurchased 11,718 shares at an average share price of $507 per share. In 2005, the Company repurchased 8,066 shares at an average share price of $498. Since the second share repurchase program was expanded in 2006, the Company has repurchased over 8,200 shares for total consideration of $4.2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This "Management's Discussion and Analysis of Financial Condition and Results of Operations," is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the Company's financial statements management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes that the most significant subjective judgments that it makes include the following:

- Allowance for Loan Losses. As a financial institution which assumes lending and credit risks as a principle element in its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the allowance for loan losses is maintained at a level considered adequate by management to provide for losses that are inherent in the portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management employs a systematic methodology for determining the allowance for loan losses. On a quarterly basis, management reviews the credit quality of the loan portfolio and considers problem loans, delinquencies, internal credit reviews, current economic conditions, loan loss experience and other factors in determining the adequacy of the allowance balance.

     While the Company utilizes a systematic methodology in determining its allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. The estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. For additional information, see Note 3 located in "Item 8. Financial Statements and Supplementary Data."

- Fair Value. The Company discloses the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization. For additional information, see Note 12 located in "Item 8. Financial Statements and Supplementary Data."

- Income Taxes. The Company uses the liability method of accounting for income taxes. This method results in the recognition of deferred tax assets and liabilities that are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The deferred provision for income taxes is the result of the net change in the deferred tax asset and deferred tax liability balances during the year. This amount combined with the current taxes payable or refundable results in the income tax expense for the current year. For additional information, see Note 7 located in "Item 8. Financial Statements and Supplementary Data."

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Off-balance sheet arrangements are any contractual arrangement to which an unconsolidated entity is a party, under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

Our most significant off-balance sheet arrangements are limited to: (1) the full and unconditional payment guarantee of accrued distributions relating to $10 million of Trust Preferred Securities issued by FMCB Statutory Trust (see Note 17 located in "Item 8. Financial Statements and Supplementary Data"); (2) derivative instruments indexed to the Prime Rate (see Note 13 located in "Item
8. Financial Statements and Supplementary Data"); (3) obligations under guarantee contracts such as financial and performance standby letters of credit for our credit customers (see Note 14 located in "Item 8. Financial Statements and Supplementary Data"); (4) unfunded commitments to lend (see Note 14 located in "Item 8. Financial Statements and Supplementary Data"); and (5) lease contracts (see Note 14 located in "Item 8. Financial Statements and Supplementary Data"). It is our belief that none of these arrangements expose us to any greater risk of loss than is already reflected on our balance sheet. We do not have any off-balance sheet arrangements in which we have any retained or contingent interest (as we do not transfer or sell our assets to entities in which we have a continuing involvement), any exposure to derivative instruments that are indexed to stock indices nor any variable interests in any unconsolidated entity to which we may be a party.

The following table presents, as of December 31, 2006, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discount, hedge basis adjustments or other similar carrying value adjustments. For further information on the nature of each obligation type, see applicable note disclosure located in "Item 8. Financial Statements and Supplementary Data."

Payments Due By Period
(in thousands)
                                             Less Than 1                           More Than 5
Contractual Obligations              Total      Year       1-3 Years   3-5 Years      Years
-----------------------------------------------------------------------------------------------
Operating Lease Obligations         $ 2,620  $        475  $      706  $      579  $        860
FHLB Advances                        47,532        46,730           -           -           802
Long-Term Subordinated Debentures    10,310             -           -           -        10,310
Deferred Compensation (1)            10,846           158         133         219        10,336
-----------------------------------------------------------------------------------------------
  Total                             $71,308  $     47,363  $      839  $      798  $     22,308
===============================================================================================

(1) These amounts represent payments to participants under the Company's non-qualified deferred compensation and supplemental retirement plans. See Note 11 located in "Item 8. Financial Statements and Supplementary Data."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management reviews these conditions in discussion with the Company's senior credit officers. To the extent that any of these conditions are evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the inherent loss related to such condition is reflected in the second major element allowance.

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

Management believes that the allowance for loan losses at December 31, 2006 was adequate to provide for both recognized losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

Interest  Rate  Risk
The mismatch between maturities of interest sensitive assets and liabilities results in uncertainty in the Company's earnings and economic value and is referred to as interest rate risk. The Company does not attempt to predict interest rates and positions the balance sheet in a manner which seeks to minimize, to the extent possible, the effects of changing interest rates.

The Company measures interest rate risk in terms of potential impact on both its economic value and earnings. The methods for governing the amount of interest rate risk include: (1) analysis of asset and liability mismatches (GAP analysis); (2) the utilization of a simulation model; and (3) limits on maturities of investment, loan and deposit products which reduces the market volatility of those instruments.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At December 31, 2006, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.92% if rates increase by 200 basis points and a decrease in net interest income of 2.43% if rates decline 200 basis points.

The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company's net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape; prepayments on loans and securities; pricing strategies on loans and deposits; replacement of asset and liability cash flows; and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change. See Note 12 located in "Item 8. Financial Statements and Supplementary Data."

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

In general, liquidity risk is managed daily by controlling the level of Federal Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Federal Funds as a cushion for temporary liquidity needs. During 2006, Federal Funds Sold averaged $1.0 million. The Company maintains Federal Funds credit lines of $75 million with major banks subject to the customary terms and conditions for such arrangements and $150 million in repurchase lines with major brokers. In addition, the Company has additional borrowing capacity of $179.8 million from the Federal Home Loan Bank.

At December 31, 2006, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $75.7 million, which represents 5.4% of total assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               AND FINANCIAL STATEMENT SCHEDULES


                                                                                           PAGE
                                                                                           ----
Report of Management on Internal Control Over Financial Reporting                            49
Reports of Independent Registered Public Accounting Firms                                    50
Consolidated Financial Statements
     Consolidated Statement of Income - Years ended December 31, 2006, 2005 and 2004         53
     Consolidated Balance Sheet - December 31, 2006 and 2005                                 54
     Consolidated Statement of Changes in Shareholders' Equity - Years ended December 31,
     2006, 2005 and 2004                                                                     55
     Consolidated Statement of Comprehensive Income.                                         56
     Consolidated Statement of Cash Flows - Years Ended December 31, 2006, 2005 and 2004     57
Notes to Consolidated Financial Statements                                                   58

                           FARMERS & MERCHANTS BANCORP

        REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


Management is responsible for establishing and maintaining adequate internal control over financial reporting at Farmers & Merchants Bancorp ("the Company"). Internal control over financial reporting includes controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act ("FDICIA").

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 based on criteria described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Perry-Smith LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, as stated in their report which follows this report.


/s/ Kent A. Steinwert                         /s/ Stephen W. Haley

Kent A. Steinwert                             Stephen W. Haley
President & Chief Executive Officer           Executive Vice President &
                                              Chief Financial  Officer

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Shareholders and Board of Directors
Farmers & Merchants Bancorp
Lodi, California

     We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp and subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders' equity, comprehensive income and cash flows for the years then ended. We also have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Farmers & Merchants Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits. The consolidated financial statements for the Company for the year ended December 31, 2004 were audited by other auditors whose report, dated March 14, 2005, expressed an unqualified opinion on those financial statements.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                   (Continued)


     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management's assessment and our audit of internal control over financial reporting included controls over the Company's preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y9C) to comply with the requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders' equity, comprehensive income and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Farmers & Merchants Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Furthermore, in our opinion, Farmers & Merchants Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.


                                        /s/ Perry-Smith LLP


Sacramento, California
March 6, 2007

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
and Stockholders of Farmers & Merchants Bancorp:

In our opinion, the accompanying consolidated statements of income, of changes in shareholders' equity, of comprehensive income and of cash flows present fairly, in all material respects, the result of the operations and the cash flows of Farmers & Merchants Bancorp and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers
San Francisco, California
March 14, 2005

CONSOLIDATED STATEMENT OF INCOME
---------------------------------------------------------------------------------------------------
(in thousands except per share data)

                                                                          Year Ended December 31,
                                                                         2006      2005      2004
---------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                                             $76,872   $61,838   $49,302
Interest on Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                                                49       188       194
Interest on Investment Securities:
  Taxable                                                                8,184     7,217     7,558
  Tax-Exempt                                                             3,291     3,215     2,246
---------------------------------------------------------------------------------------------------
    Total Interest Income                                               88,396    72,458    59,300
---------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                18,630     9,828     6,661
Borrowed Funds                                                           5,164     3,561     2,703
Subordinated Debentures                                                    827       643       454
---------------------------------------------------------------------------------------------------
    Total Interest Expense                                              24,621    14,032     9,818
---------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                     63,775    58,426    49,482
Provision for Loan Losses                                                  275       425     1,275
---------------------------------------------------------------------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 63,500    58,001    48,207
---------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Service Charges on Deposit Accounts                                      6,046     4,364     4,791
Net (Loss) Gain on Sale of Investment Securities                        (2,168)     (953)    1,886
Credit Card Merchant Fees                                                2,124     2,039     1,753
Gain on Sale of Property and Equipment                                       6         1       171
Increase in Cash Surrender Value of Life Insurance                       1,645     1,563     1,582
ATM Fees                                                                 1,202       991       734
Other                                                                    3,208     3,269     3,350
---------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                           12,063    11,274    14,267
---------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
Salaries and Employee Benefits                                          27,820    26,773    24,103
Occupancy                                                                2,455     2,073     1,730
Equipment                                                                3,218     2,509     2,319
Credit Card Merchant Expense                                             1,569     1,458     1,200
Marketing                                                                1,167     1,522     1,002
Other                                                                    6,892     6,282     5,821
---------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                                          43,121    40,617    36,175
---------------------------------------------------------------------------------------------------

    INCOME BEFORE INCOME TAXES                                          32,442    28,658    26,299
    Provision for Income Taxes                                          11,813    10,230     9,625
---------------------------------------------------------------------------------------------------
Net Income Before Cumulative Effect of Change in Accounting Principle   20,629    18,428    16,674
Cumulative Effect of Change in Accounting Principle, Net of Tax*             -         -      (224)
---------------------------------------------------------------------------------------------------
    NET INCOME                                                         $20,629   $18,428   $16,450
===================================================================================================
Earnings Per Share Before Cumulative Effect of Change in
Accounting Principle                                                   $ 25.25   $ 22.24   $ 19.95
Cumulative Effect of Change in Accounting Principle, Net of Tax        $     -   $     -   $ (0.27)
---------------------------------------------------------------------------------------------------
EARNINGS PER SHARE                                                     $ 25.25   $ 22.24   $ 19.68
===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements
* See Note 11 for full disclosure.

CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------------
(in thousands except share data)
                                                                                          December 31,
ASSETS                                                                                 2006         2005
------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due from Banks                                                           $   47,006   $   50,669

Investment Securities:
  Available-for-Sale                                                                   132,627      158,029
  Held-to-Maturity                                                                     111,240      109,911
------------------------------------------------------------------------------------------------------------
    Total Investment Securities                                                        243,867      267,940
------------------------------------------------------------------------------------------------------------

Loans:                                                                               1,046,912      973,257
  Less: Allowance for Loan Losses                                                       18,099       17,860
------------------------------------------------------------------------------------------------------------
    Loans, Net                                                                       1,028,813      955,397
------------------------------------------------------------------------------------------------------------

Premises and Equipment, Net                                                             20,496       17,522
Bank Owned Life Insurance                                                               38,444       36,799
Interest Receivable and Other Assets                                                    32,607       24,662
------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                  $1,411,233   $1,352,989
============================================================================================================

LIABILITIES
Deposits:
  Demand                                                                            $  295,142   $  325,745
  Interest-Bearing Transaction                                                         132,875      138,321
  Savings                                                                              271,019      283,226
  Time                                                                                 499,492      356,048
------------------------------------------------------------------------------------------------------------
      Total Deposits                                                                 1,198,528    1,103,340
============================================================================================================

Federal Funds Purchased                                                                      -          650
Federal Home Loan Bank Advances                                                         47,532       98,847
Subordinated Debentures                                                                 10,310       10,310
Interest Payable and Other Liabilities                                                  22,523       16,194
------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                            1,278,893    1,229,341
------------------------------------------------------------------------------------------------------------

COMMITMENTS & CONTINGENCIES (SEE NOTE 14)
SHAREHOLDERS' EQUITY
Preferred Stock:  No Par Value.  1,000,000 Authorized, None Issued or Outstanding            -            -
Common Stock:  Par Value $0.01, 2,000,000 Shares Authorized, 811,933 and
  823,651 Issued and Outstanding at December 31, 2006 and 2005, respectively                 8            8
Additional Paid-In Capital                                                              89,926       95,862
Retained Earnings                                                                       43,126       29,463
Accumulated Other Comprehensive Loss                                                      (720)      (1,685)
------------------------------------------------------------------------------------------------------------
        TOTAL SHAREHOLDERS' EQUITY                                                     132,340      123,648
------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $1,411,233   $1,352,989
============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
(in thousands except share and per share data)

                                                                                               ACCUMULATED
                                               COMMON               ADDITIONAL                    OTHER            TOTAL
                                               SHARES     COMMON     PAID-IN      RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                                            OUTSTANDING    STOCK     CAPITAL      EARNINGS        LOSS            EQUITY
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                      763,274   $     8  $    72,506   $  37,650            ($559)  $      109,605
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          16,450                            16,450
Cash Dividends Declared on
  Common Stock ($6.85 per share)                                                    (5,723)                           (5,723)
5% Stock Dividend                                37,429                 12,838     (12,838)                                -
Cash Paid in Lieu of Fractional
  Shares Related to Stock Dividend                                                    (207)                             (207)
Repurchase of Stock                              (7,981)                (3,107)                                       (3,107)
Change in Net Unrealized Gains on
   Derivative Instruments                                                                               (68)             (68)
Minimum Pension Plan Liability Adjustment                                                               971              971
Change in Net Unrealized Loss on
  Securities Available-for-Sale                                                                      (1,374)          (1,374)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                      792,722         8       82,237      35,332           (1,030)         116,547
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          18,428                            18,428
Cash Dividends Declared on
  Common Stock ($7.68 per share)                                                    (6,366)                           (6,366)
5% Stock Dividend                                38,995                 17,641     (17,641)                                -
Cash Paid in Lieu of Fractional
  Shares Related to Stock Dividend                                                    (290)                             (290)
Repurchase of Stock                              (8,066)                (4,016)                                       (4,016)
Change in Net Unrealized Gains on
  Derivative Instruments                                                                                (14)             (14)
Minimum Pension Plan Liability Adjustment                                                             1,018            1,018
Change in Net Unrealized Loss on
  Securities Available-for-Sale                                                                      (1,659)          (1,659)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005                      823,651         8       95,862      29,463           (1,685)         123,648
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          20,629                            20,629
Cash Dividends Declared on
  Common Stock ($8.55 per share)                                                    (6,966)                           (6,966)
Repurchase of Stock                             (11,718)                (5,936)                                       (5,936)
Change in Net Unrealized Gains on
  Derivative Instruments                                                                                 (7)              (7)
Change in Net Unrealized Loss on
  Securities Available-for-Sale                                                                         972              972
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006                      811,933   $     8  $    89,926   $  43,126   $         (720)  $      132,340
=============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
-------------------------------------------------------------------------------------------------
(in thousands)
                                                                       Year Ended December 31,
                                                                       2006      2005      2004
-------------------------------------------------------------------------------------------------
NET INCOME                                                           $20,629   $18,428   $16,450

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized Gains on Derivative Instruments:
    Unrealized holding gains arising during the period, net of income tax effects of $0, $0 and $81 for the years ended
    December 31, 2006, 2005 and 2004, respectively.                        -         -       111

    Less: Reclassification adjustment for realized gains
    included in net income, net of related income tax effects
    of $(6), $(10) and $(130) for the years ended December 31,
    2006, 2005 and 2004, respectively.                                    (7)      (14)     (179)

Unrealized Gains on Minimum Pension Liability Adjustment:
    Unrealized gains arising during the period, net of income
    tax effects of $0, $738, and $703 for the years
    ended December 31, 2006, 2005 and 2004, respectively.                  -     1,018       971

Unrealized Losses on Securities:
    Unrealized holding losses arising during the period, net
    of income tax effects of $(206), $(1,605), and  $(204) for the
    years ended December 31, 2006, 2005 and 2004, respectively.         (284)   (2,211)     (281)

    Less: Reclassification adjustment for realized losses (gains)
    included in net income, net of related income tax effects
    of $912, $401, and $(793) for the years ended December 31,
    2006, 2005 and 2004, respectively.                                 1,256       552    (1,093)
-------------------------------------------------------------------------------------------------
      TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                            965      (655)     (471)
-------------------------------------------------------------------------------------------------
    COMPREHENSIVE INCOME                                             $21,594   $17,773   $15,979
=================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------------------------------
(in thousands)
                                                                            Year Ended December 31,
                                                                         2006        2005        2004
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                             $ 20,629   $  18,428   $  16,450
Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
    Provision for Loan Losses                                               275         425       1,275
    Cumulative Effect of Accounting Change                                    -           -         224
    Depreciation and Amortization                                         1,892       1,611       1,574
    Provision for Deferred Income Taxes                                  (1,169)     (1,874)     (1,837)
    Net Amortization of Investment Security Premium & Discounts            (166)        602         857
    Net Loss (Gain) on Sale of Investment Securities                      2,168         953      (1,886)
    Net Gain on Sale of Property & Equipment                                 (6)         (1)       (171)
Net Change in Operating Assets & Liabilities:
    Net Increase in Interest Receivable and Other Assets                 (9,133)     (2,846)       (849)
    Net Increase (Decrease) in Interest Payable and Other Liabilities     6,329        (245)      4,842
--------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                          20,819      17,053      20,479
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Securities Available-for-Sale:
    Purchased                                                           (72,910)    (70,058)   (133,854)
    Sold, Matured or Called                                              98,041      93,179     170,934
Securities Held-to-Maturity:
    Purchased                                                            (7,347)    (30,622)    (61,256)
    Matured or Called                                                     5,964      10,583       9,317
Net Loans Originated or Acquired                                        (74,494)   (107,216)    (61,068)
Principal Collected on Loans Previously Charged Off                         803         575         298
Net Additions to Premises and Equipment                                  (4,866)     (4,162)     (5,384)
Proceeds from Sale of Property & Equipment                                    6           1         219
--------------------------------------------------------------------------------------------------------
      Net Cash Used by Investing Activities                             (54,803)   (107,720)    (80,794)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net (Decrease) Increase in Demand, Interest-Bearing Transaction
  and Savings Deposits                                                  (48,256)     64,055      87,352
Net Increase in Time Deposits                                           143,444      37,175      10,409
Net (Decrease) Increase in Federal Funds Purchased                         (650)        650      (1,000)
Net (Decrease) Increase in Federal Home Loan Bank Advances              (51,315)     17,958     (31,039)
Stock Repurchases                                                        (5,936)     (4,016)     (3,107)
Cash Dividends                                                           (6,966)     (6,656)     (5,930)
--------------------------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                          30,321     109,166      56,685
--------------------------------------------------------------------------------------------------------
      (Decrease) Increase in Cash and Cash Equivalents                   (3,663)     18,499      (3,630)
      Cash and Cash Equivalents at Beginning of Year                     50,669      32,170      35,800
--------------------------------------------------------------------------------------------------------
      CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 47,006   $  50,669   $  32,170
========================================================================================================
SUPPLEMENTARY DATA
Cash Payments Made for Income Taxes                                    $ 12,138   $  12,900   $  11,650
Interest Paid                                                          $ 22,857   $  13,345   $   9,863
========================================================================================================

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

The Company's other subsidiaries include F & M Bancorp, Inc. and FMCB Statutory Trust I. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank. During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name, "F & M Bank" as part of a larger effort to enhance the Company's image and build brand name recognition. In December 2003, the Company formed a wholly owned subsidiary, FMCB Statutory Trust I. FMCB Statutory Trust I is a non-consolidated subsidiary per generally accepted accounting principles (GAAP), and was formed for the sole purpose of issuing Trust Preferred Securities. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and prevailing practice within the banking industry. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and with the instructions to Form 10-K and Article 9 of Regulation S-X.

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

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the recorded amount of the loan in the Consolidated Balance Sheet is based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the observable or estimated market price of the loan or on the fair value of the collateral if the loan is collateral dependent. Impaired loans are placed on non-accrual status with income reported accordingly. Cash payments are first applied as a reduction of the principal balance until collection of the remaining principal and interest can be reasonably assured. Thereafter, interest income is recognized as it is collected in cash.

Allowance for Loan Losses
As a financial institution which assumes lending and credit risks as a principal element in its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the allowance for loan losses is maintained at a level considered adequate by management to provide for losses that are inherent in the portfolio. The allowance is reduced by charge-offs and increased by provisions charged to operating expense and by recoveries on loans previously charged off. Management employs a systematic methodology for determining the allowance for loan losses. On a quarterly basis, management reviews the credit quality of the loan portfolio and considers many factors in determining the adequacy of the allowance at the balance sheet date.

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

The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans, which are discussed more fully in Note 4 to these Consolidated Financial Statements.

While the Company utilizes a systematic methodology in determining its allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. In addition, the Federal Deposit Insurance Corporation and the California Department of Financial Institutions, as an integral part of their examination process, review the allowance for loan losses. These agencies may require additions to the allowance for loan losses based on their judgment about information available at the time of their examinations.

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

No stock dividend was declared during 2006. The Board of Directors declared a 5% stock dividend in each of the years 2005 and 2004. Common stock shareholders received one share of common stock for every 20 shares of common stock owned. Fractional shares were not issued. For common stock share lots of less than 20 shares, a cash dividend in the amount of $22.62 and $17.15 per share was paid in lieu of the stock dividend for each of the years 2005 and 2004, respectively.

Total cash dividends during 2006 were $6,966,000 or $8.55 per share of common stock, an increase of 11.3% from $6,366,000 or $7.68 per share in 2005. In 2004, cash dividends totaled $5,723,000 or $6.85 per share. Prior periods have been restated where applicable for stock dividends paid.

Earnings per share for the years ending December 31, 2006, 2005 and 2004 were $25.25, $22.24 and $19.68, respectively, and were computed by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for the three years ending December 31, 2006, 2005 and 2004 were 817,044, 828,537 and 835,746, respectively. Prior periods have been restated where applicable for stock dividends paid.

Segment Reporting
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a holding company for a community bank which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernable lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Therefore, the Company only reports one segment.

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

The Company utilizes derivative financial instruments such as interest rate caps, floors, swaps and collars. These instruments are purchased and/or sold to reduce the Company's exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income
(loss). The Company was not utilizing any derivative instruments as of December 31, 2006.

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

Evaluating the Effects of Potential Misstatements
In September 2006, the SEC ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a "rollover" method which focuses primarily on the income statement impact of misstatements and the "iron curtain" method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company was required to adopt SAB 108 in the fourth quarter of 2006.

Historically, the Company evaluated uncorrected differences utilizing the rollover approach. Under SAB 108 management must assess materiality using both the rollover method and the iron-curtain method. The adoption of this accounting standard did not have a material effect on the Company's financial position or results of operations.

2. INVESTMENT SECURITIES

The amortized cost, fair values and unrealized gains and losses of the securities available-for-sale are as follows:
(in  thousands)

                                                   Amortized       Gross Unrealized       Fair/Book
                                                               ------------------------
December 31, 2006                                    Cost         Gains       Losses        Value
----------------------------------------------------------------------------------------------------
Obligations of States and Political Subdivisions  $    11,224  $        59  $         9  $    11,274
Mortgage-Backed Securities                            110,568          109        1,292      109,385
Other                                                  12,075            -          107       11,968
----------------------------------------------------------------------------------------------------
  Total                                           $   133,867  $       168  $     1,408  $   132,627
====================================================================================================

                                                   Amortized       Gross Unrealized       Fair/Book
                                                               ------------------------
December 31, 2005                                    Cost         Gains       Losses        Value
----------------------------------------------------------------------------------------------------
Securities of U.S. Government Agencies            $    30,867  $         -  $       941  $    29,926
Obligations of States and Political Subdivisions       15,433          170           27       15,576
Mortgage-Backed Securities                            108,553            -        2,120      106,433
Other                                                   6,094            -            -        6,094
----------------------------------------------------------------------------------------------------
  Total                                           $   160,947  $       170  $     3,088  $   158,029
====================================================================================================

Included with the 2006 available-for-sale "Other Securities Fair/Book Value" total of $11.9 million was $7.7 million of FHLB stock. Included with the 2005 available-for-sale "Other Securities Fair/Book Value" total of $6.1 million was $5.8 million of FHLB stock.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows: (in thousands)


                                                     Book          Gross Unrealized         Fair
                                                               ------------------------
December 31, 2006                                    Value        Gains       Losses        Value
----------------------------------------------------------------------------------------------------
Securities of U.S. Government Agencies            $    30,539  $         -  $       735  $    29,804
Obligations of States and Political Subdivisions       69,910          319          334       69,895
Mortgage-Backed Securities                              8,677            -          365        8,312
Other                                                   2,114            7            -        2,121
----------------------------------------------------------------------------------------------------
  Total                                           $   111,240  $       326  $     1,434  $   110,132
====================================================================================================

                                                     Book          Gross Unrealized         Fair
                                                               ------------------------
December 31, 2005                                    Value        Gains       Losses        Value
----------------------------------------------------------------------------------------------------
Securities of U.S. Government Agencies            $    30,644  $         -  $       721  $    29,923
Obligations of States and Political Subdivisions       66,260          151          840       65,571
Mortgage-Backed Securities                             10,881            -          449       10,432
Other                                                   2,126            8            -        2,134
----------------------------------------------------------------------------------------------------
  Total                                           $   109,911  $       159  $     2,010  $   108,060
====================================================================================================

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The remaining principal maturities of debt securities as of December 31, 2006 and 2005 are shown in the following tables. Mortgage-Backed Securities are presented based on expected maturities. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             After 1    After 5                Total
Securities Available-for-Sale                      Within     but        but         Over       Fair
December 31, 2006 (in thousands)                   1 Year   Within 5   Within 10   10 years    Value
------------------------------------------------------------------------------------------------------
Obligations of States and Political Subdivisions   $ 2,590  $   6,436  $        -  $   2,248  $ 11,274
Mortgage-Backed Securities                               -          -           -    109,385   109,385
Other                                               11,968          -           -          -    11,968
------------------------------------------------------------------------------------------------------
  Total                                            $14,558  $   6,436  $        -  $ 111,633  $132,627
======================================================================================================
2005 Totals                                        $11,141  $  32,171  $   43,483  $  71,234  $158,029
======================================================================================================

                                                             After 1    After 5                Total
Securities Available-for-Sale                      Within     but        but         Over       Fair
December 31, 2005 (in thousands)                   1 Year   Within 5   Within 10   10 years    Value
------------------------------------------------------------------------------------------------------
Securities of U.S. Government Agencies             $     -  $  19,935  $   10,604  $       -  $ 30,539
Obligations of States and Political Subdivisions     3,769      8,533      10,214     47,394    69,910
Mortgage-Backed Securities                               -          -       8,677          -     8,677
Other                                                    -          -         133      1,981     2,114
------------------------------------------------------------------------------------------------------
  Total                                            $ 3,769  $  28,468  $   29,628  $  49,375  $111,240
======================================================================================================
2005 Totals                                        $ 1,249  $  26,774  $   35,752  $  46,136  $109,911
======================================================================================================

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated.

                                          Less Than 12 Months     12 Months or More           Total
                                         ------------------------------------------------------------------
December 31, 2006                          Fair    Unrealized    Fair    Unrealized     Fair    Unrealized
 (in thousands)                           Value       Loss       Value      Loss       Value       Loss
-----------------------------------------------------------------------------------------------------------
Securities of U.S. Government Agencies   $      -  $         -  $29,804  $       735  $ 29,804  $       735
Obligations of States and Political
Subdivisions                               10,520           40   19,435          304    29,955          344
Mortgage-Backed Securities                 66,583          589   32,785        1,067    99,368        1,656
Other                                       3,893          107        -            -     3,893          107
-----------------------------------------------------------------------------------------------------------
  Total                                  $ 80,996  $       736  $82,024  $     2,106  $163,020  $     2,842
===========================================================================================================

                                          Less Than 12 Months    12 Months or More            Total
                                         ------------------------------------------------------------------
December 31, 2005                         Fair     Unrealized    Fair    Unrealized    Fair     Unrealized
 (in thousands)                           Value       Loss       Value      Loss       Value       Loss
-----------------------------------------------------------------------------------------------------------
Securities of U.S. Government Agencies   $ 25,220  $       796  $34,629  $       866  $ 59,849  $     1,662
Obligations of States and Political
Subdivisions                               41,036          465   13,118          402    54,154          867
Mortgage-Backed Securities                 91,808        1,676   25,057          893   116,865        2,569
-----------------------------------------------------------------------------------------------------------
  Total                                  $158,064  $     2,937  $72,804  $     2,161  $230,868  $     5,098
===========================================================================================================

As of December 31, 2006, the Company held 200 investment securities of which 37 were in a loss position for less than twelve months and 48 were in a loss position and had been in a loss position for twelve months or more. Management periodically evaluates each investment security for other than temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of U.S. Government Agencies and Obligations of States and Political Subdivisions
The unrealized losses on the Company's investments in U.S. government agencies and obligations of states and political subdivisions were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Mortgage-Backed  Securities
The unrealized losses on the Company's investment in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Marketable Equity Securities (shown in the 2006 table in the "Other" category) The Company's investment in marketable equity securities consists primarily of investments in common stock. The current fair value is 2.7% less than cost as a result of normal fluctuations in general market conditions. The duration of the unrealized loss is less than 12 months. The Company has the ability and intent to hold these investments until a recovery of fair value and does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Proceeds  from  sales  of  securities  available-for-sale  were  as  follows:

(in thousands)         Gross    Gross    Gross
                     Proceeds   Gains   Losses
-----------------------------------------------
2006                 $  63,760  $    1  $ 2,169
2005                    64,635     163    1,116
2004                    74,775   1,977       91

As of December 31, 2006, securities carried at $196,459,000 were pledged to secure public deposits, FHLB borrowings and other government agency deposits as required by law. This amount at December 31, 2005 was $150,741,000.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans  as  of  December  31,  consisted  of  the  following:

(in thousands)                                   2006       2005
-------------------------------------------------------------------
Real Estate                                  $  516,606   $432,378
Real Estate Construction                         95,378    110,235
Home Equity                                      67,132     69,013
Agricultural                                    183,589    170,657
Commercial                                      165,412    174,530
Consumer and Other                               21,222     18,958
-------------------------------------------------------------------
Subtotal                                      1,049,339    975,771
     Less:  Deferred Loan Origination Fees       (2,427)    (2,514)
-------------------------------------------------------------------
     Total Loans                             $1,046,912   $973,257
===================================================================
     Non-Performing Loans                    $       54   $    694
===================================================================

Changes in the allowance for loan losses consisted of the following:
(in thousands)
                                              2006      2005      2004
------------------------------------------------------------------------
Balance, January 1                          $17,860   $17,727   $17,220
Provision Charged to Operating Expense          275       425     1,275
Recoveries of Loans Previously Charged Off      803       575       298
Loans Charged Off                              (839)     (867)     (955)
Reclassification Adjustment*                      -         -      (111)
------------------------------------------------------------------------
  Balance, December 31                      $18,099   $17,860   $17,727
========================================================================

*As of December 31, 2004, the Company reclassified $111,000 of the Allowance for Loan Losses that pertained to commitments under commercial and standby letters of credit to the "Other Liabilities" section of the Consolidated Balance Sheet.

All impaired loans have been assigned a related allowance for credit losses. As of December 31, 2006 and 2005, the total recorded investment in impaired loans was $39,000 and $606,000, respectively. The related allowance for impaired loans was $10,000 and $135,000 for the years ended 2006 and 2005, respectively. The average balance of impaired loans was $250,000, $412,000 and $1.6 million for the years ended 2006, 2005 and 2004, respectively. There was no interest income reported on impaired loans in 2006, 2005 and 2004. Interest income forgone on loans placed on nonaccrual status was $15,000, $50,000 and $30,000 for the years ended December 31, 2006, 2005 and 2004, respectively. A portion of pledged loans totaling $225,569,000 were used to secure Federal Home Loan Bank advances of $46,730,000 and the unused commitments.

4. PREMISES AND EQUIPMENT

Premises  and  equipment  as  of  December  31,  consisted  of  the  following:

(in thousands)                                      2006     2005
-------------------------------------------------------------------
Land and Buildings                                 $24,248  $22,049
-------------------------------------------------------------------
Furniture, Fixtures and Equipment                   16,984   16,557
Leasehold Improvements                               2,257    1,167
-------------------------------------------------------------------
Subtotal                                            43,489   39,773
Less:  Accumulated Depreciation and Amortization    22,993   22,251
-------------------------------------------------------------------
  Total                                            $20,496  $17,522
===================================================================

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $1,892,000, $1,611,000 and $1,574,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Total rental expense for premises was $375,000, $268,000 and $265,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Rental income was $116,000, $109,000 and
$115,000  for  the  years  ended December 31, 2006, 2005 and 2004, respectively.

5. OTHER REAL ESTATE

The Bank reported no other real estate at December 31, 2006 and 2005. Other real estate includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at the lower of cost or fair value less selling costs determined at the date acquired. Losses arising from properties acquired through foreclosure are charged against the allowance for loan losses. Subsequent declines in value, routine holding costs and net gains or losses on disposition are included in other operating expense as incurred.

6. TIME DEPOSITS

Time  Deposits  of  $100,000  or  more  as  of  December  31,  were  as follows:
(in  thousands)

                                         2006      2005
---------------------------------------------------------
Balance                                $340,287  $207,976
=========================================================

At December 31, 2006, the scheduled maturities of time deposits were as follows:

                                               Scheduled
(in thousands)                                Maturities
---------------------------------------------------------
2007                                          $   475,938
2008                                               16,199
2009                                                5,775
2010                                                  619
2011                                                  961
---------------------------------------------------------
  Total                                       $   499,492
=========================================================

7. INCOME TAXES

Current and deferred income tax expense (benefit) provided for the years ended December 31, consisted of the following:

(in thousands)                       2006      2005      2004
---------------------------------------------------------------
Current
  Federal                          $ 9,443   $ 8,826   $ 8,071
  State                              3,539     3,278     3,228
---------------------------------------------------------------
    Total Current                   12,982    12,104    11,299
---------------------------------------------------------------
Deferred
  Federal                             (950)   (1,508)   (1,379)
  State                               (219)     (366)     (458)
---------------------------------------------------------------
    Total Deferred                  (1,169)   (1,874)   (1,837)
---------------------------------------------------------------
      Total Provision for Taxes*   $11,813   $10,230   $ 9,462
===============================================================

*The Provision for Taxes for 2004 includes the $163,000 tax impact associated with the cumulative effect of change in accounting principle shown net of tax on the Consolidated Statement of Income.

The total provision for income taxes differs from the federal statutory rate as follows:
(in  thousands)

                                                2006              2005               2004
                                          Amount    Rate    Amount    Rate     Amount    Rate
-----------------------------------------------------------------------------------------------
Tax Provision at Federal Statutory Rate  $11,355    35.0%  $10,030   35.0  %  $ 9,069   35.0  %
Interest on Obligations of States
  and Political Subdivisions
  Exempt from Federal Taxation            (1,062)  (3.3)%   (1,081)  (3.7) %     (769)   (3.0)%
State and Local Income Taxes,
  Net of Federal Income Tax Benefit        2,158    6.7 %    1,893    6.6  %    1,801     6.9 %
Bank Owned Life Insurance                   (675)  (2.1)%     (636)  (2.2) %     (645)   (2.5)%
Other, Net                                    37     0.1%       24    0.0  %        6     0.0 %
-----------------------------------------------------------------------------------------------
    Total Provision for Taxes            $11,813    36.4%  $10,230   35.7  %  $ 9,462    36.4 %
===============================================================================================

The components of the net deferred tax assets as of December 31 are as follows:
(in thousands)                                           2006      2005
-------------------------------------------------------------------------
Deferred Tax Assets
  Allowance for Loan Losses                            $ 7,670   $ 7,569
  Accrued Liabilities                                    2,214     1,650
  Deferred Compensation                                  3,372     2,335
  State Franchise Tax                                    1,249     1,147
  Unrealized Losses on Securities Available-for-Sale       522       708
  Interest on Non-Accrual Loans                              6       255
-------------------------------------------------------------------------
    Total Deferred Tax Assets                          $15,033   $13,664
-------------------------------------------------------------------------
Deferred Tax Liabilities
  Premises and Equipment                               $  (444)  $  (427)
  Securities Accretion (zero coupon securities)           (877)     (572)
  Other                                                   (510)     (446)
-------------------------------------------------------------------------
    Total Deferred Tax Liabilities                      (1,831)   (1,445)
-------------------------------------------------------------------------
      Net Deferred Tax Assets                          $13,202   $12,219
=========================================================================

The net deferred tax assets are reported in Interest Receivable and Other Assets on the Company's Consolidated Balance Sheet.

8. SHORT TERM BORROWINGS

As of December 31, 2006 and 2005, the Company had unused lines of credit available for short term liquidity purposes of $405 million and $346 million, respectively. Federal Funds purchased and advances from the Federal Reserve Bank are generally issued on an overnight basis. There were no Federal Funds purchased at December 31, 2006 and $650,000 at December 31, 2005.

9. FEDERAL HOME LOAN BANK ADVANCES

The Company's advances from the Federal Home Loan Bank of San Francisco consist of the following as of December 31,

 (in thousands)                                                                               2006     2005
-------------------------------------------------------------------------------------------------------------
5.35% note payable due February 4, 2008 with interest due quarterly, callable February 2,    $     -  $25,000
2003 and quarterly thereafter.
5.38% note payable due August 12, 2008 with interest due quarterly, callable August 12,            -   15,000
2003 and quarterly thereafter.
5.60% amortizing note, interest and principal payable monthly with final maturity of             802      847
September 25, 2018.
4.28% fixed rate credit advance, interest payable weekly with a maturity of January 4,             -   58,000
2008*
5.38% fixed rate credit advance, interest payable at month end and maturity of January 11,    25,000        -
2007
5.34% fixed rate credit advance, interest payable daily with a maturity of January 2, 2007    21,730        -
-------------------------------------------------------------------------------------------------------------
  Total                                                                                      $47,532  $98,847
=============================================================================================================

*While  this  borrowing  had a maturity in 2008, the Company prepaid it in 2006.

In accordance with the Collateral Pledge and Security Agreement, advances are secured by all Federal Home Loan Bank stock held by the Company and by agency and mortgage-backed securities, with carrying values of $1,840,000.

A portion of pledged loans totaling $225,569,000 were used to secure Federal Home Loan Bank advances of $46,730,000 and the unused commitments.

10. SHAREHOLDERS' EQUITY

From 1975 through 2005, the Company issued an annual 5% stock dividend. In 2006 the stock dividend was discontinued. Earnings and cash dividends per share amounts have been restated where applicable for stock dividends.

During the second quarter of 2004, the Board of Directors of Farmers & Merchants Bancorp approved a resolution authorizing the repurchase, from time to time, of outstanding shares of the common stock of the Company. Repurchases will be made on the open market or through private transactions. When the Company repurchases shares in private transactions the price is determined based upon the most recent transactions that have occurred between third party shareholders. This repurchase program was announced in a press release dated June 21, 2004. The aggregate price to be paid by the Company for all repurchased stock will not exceed $10,000,000 and the program will expire on May 31, 2007. On April 4, 2006, the Board unanimously approved expanding the repurchase program to allow the repurchase of up to $15 million of stock between May 1, 2006 and April 30, 2009.Repurchases under the program will continue to be made on the open market or through private transactions. The repurchase program also requires that no purchases may be made if the Bank would not remain "well-capitalized" after the repurchase. All shares repurchased under the repurchase program will be retired.

Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. Under regulations controlling California state chartered banks, the Bank is, to some extent, limited in the amount of dividends that can be paid to shareholders without prior approval of the California Department of Financial Institutions. These regulations require approval if total dividends declared by a state chartered bank in any calendar year exceed the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. As of December 31, 2006, the Bank could declare dividends of $19,376,000 without approval of the California Department of Financial Institutions.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the following table of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                             Well Capitalized
                                                                                  Regulatory Capital           Under Prompt
(in thousands)                                                Actual                Requirements             Corrective Action
December 31, 2006                                      Amount        Ratio       Amount        Ratio       Amount        Ratio
---------------------------------------------------------------------------------------------------------------------------------

Total Bank Capital to Risk Weighted Assets           $   152,118       11.69%  $   104,101         8.0%  $   130,126     10.0%
Total Consolidated Capital to Risk Weighted Assets   $   159,336       12.17%  $   104,698         8.0%          N/A      N/A
Tier 1 Bank Capital to Risk Weighted Assets          $   135,827       10.44%  $    52,051         4.0%  $    78,076      6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets  $   142,954       10.92%  $    52,349         4.0%          N/A      N/A
Tier 1 Bank Capital to Average Assets                $   135,827        9.93%  $    54,736         4.0%  $    68,420      5.0%
Tier 1 Consolidated Capital to Average Assets        $   142,954       10.40%  $    54,979         4.0%          N/A      N/A

December 31, 2005                                      Amount        Ratio       Amount        Ratio       Amount        Ratio
---------------------------------------------------------------------------------------------------------------------------------
Total Bank Capital to Risk Weighted Assets           $   148,139       12.14%  $    97,606         8.0%  $   122,008     10.0%
Total Consolidated Capital to Risk Weighted Assets   $   150,648       12.32%  $    97,805         8.0%          N/A      N/A
Tier 1 Bank Capital to Risk Weighted Assets          $   132,854       10.89%  $    48,803         4.0%  $    73,205      6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets  $   135,333       11.07%  $    48,903         4.0%          N/A      N/A
Tier 1 Bank Capital to Average Assets                $   132,854       10.25%  $    51,852         4.0%  $    64,815      5.0%
Tier 1 Consolidated Capital to Average Assets        $   135,333       10.42%  $    51,936         4.0%          N/A      N/A

11. EMPLOYEE BENEFIT PLANS

Pension Plan
The  Company,  through  the  Bank, sponsored a defined benefit Pension Plan (the
Plan) that covered substantially all full-time employees of the Company. Effective June 9, 2001 the Plan was amended to freeze the benefit accruals in the Plan. With the exception of employees who had reached age 55 and who had accumulated 10 years of Plan service, the effect of the amendment was to freeze the participants' monthly pension benefit.

In February 2005 the Board of Directors terminated the Plan. Benefits for those employees who were still accruing benefits under the Plan were frozen on April 30, 2005 when the Plan was amended to halt all future benefit accruals. Those employees now participate in the mandatory contributions to the Company's Profit Sharing Plan.

The Company filed Form 500, Standard Termination Notice for Single Employer Plan, with the Pension Benefit Guaranty Corporation (the "PBGC") on October 21, 2005. The Company did not receive a Notice of Noncompliance from the PBGC within sixty days, so it distributed all benefits to all participants prior to December 31, 2005.

The Company filed Form 5310, Application for Determination of Terminating Plan, with the Internal Revenue Service on September 22, 2005. The Company received a favorable determination letter from the Internal Revenue Service on June 19, 2006.

Because of the Company's decision to terminate the Plan in 2005, it elected to accelerate the recognition of gain/loss over a two year amortization period effective January 1, 2004, to match the remaining life of the Plan. This change in amortization period resulted in a cumulative adjustment in the amount of $387,000 ($224,000, net of tax).

The following schedule states the change in benefit obligations for the year ended December 31, 2005.

(in thousands)                                              2005
-----------------------------------------------------------------
Benefit Obligation at Beginning of Year                  $ 5,508
Service Cost                                                  53
Interest Cost                                                258
Benefits Paid                                               (767)
Increase Due to Actuarial Loss and Assumption Change         320
Settlement Payments                                       (5,372)
-----------------------------------------------------------------
    Total Benefit Obligation at End of Year              $     -
=================================================================


The Change in Plan Assets are as follows:(in thousands)     2005
-----------------------------------------------------------------
Fair Value of Plan Assets at Beginning of Year           $ 4,080
Employer Contribution                                      1,945
Benefits Paid                                             (6,139)
Actual Return on Plan Assets                                 114
-----------------------------------------------------------------
    Total Fair Value of Plan Assets at End of Year       $     -
=================================================================

The  components  of  the  net  periodic  benefit  costs  are  as  follows:

(in thousands)                                                  2005      2004
--------------------------------------------------------------------------------
Service Cost                                                  $    53   $    47
Interest Cost                                                     258       255
Expected Return on Plan Assets                                   (114)     (114)
Amortization of :
  Unrecognized Prior Service Cost                                   -         -
  Unrecognized Net Loss                                           947     1,569
--------------------------------------------------------------------------------
Total Net Periodic Benefit Cost                               $ 1,144   $ 1,757
One-Time Charge Due to Plan Termination                         1,229         -
--------------------------------------------------------------------------------
  Total Net Periodic Benefit Cost                             $ 2,373   $ 1,757
================================================================================
(Decrease) /Increase in Minimum Liability Included in Other
Comprehensive Income                                          $(1,756)  $(1,674)
================================================================================

Weighted-average assumptions used to determine benefit obligations at December 31, 2005.

                                           2005
------------------------------------------------
Assumptions Used in the Accounting were:
Discount Rate (Settlement Rate)            4.89%
Rate of Compensation Increase              4.00%
================================================

Weighted-average assumptions used to determine net benefit cost for years ended December 31,

                                           2005   2004
-------------------------------------------------------
Assumptions Used in the Accounting were:
Discount Rate (Settlement Rate)            4.89%  5.12%
Expected Return on Plan Assets             3.00%  3.00%
Rate of Compensation Increase              4.00%  4.00%
=======================================================

The Company's Pension Plan had no weighted-average assets for the year ended December 31, 2006 and the weighted-average asset allocation for the year ended December 31, 2005, by asset category was 91% in savings deposits and 9% in other deposits.

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service.
Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $775,000, $725,000 and $660,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $727,000, $693,000 and $645,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the

Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

Indexed  Retirement  Plan  and  Life  Insurance  Arrangements
The Company, through the Bank, sponsors an Indexed Retirement Plan for certain employees. The Indexed Retirement Plan is a defined contribution supplemental executive retirement plan and was developed to supplement the Company's Profit Sharing Plan which, as a qualified plan, has a ceiling on benefits as set by the Internal Revenue Service.

The Company made contributions to the Indexed Retirement Plan of $856,000, $802,000 and $751,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company's total accrued liability under the Indexed Retirement Plan was $2.83 million and $1.94 million as of December 31, 2006 and 2005, respectively. The balance in each participant's account is 0% vested during the first five years of employment and becomes fully vested after five years of employment.

The Company has purchased single premium life insurance policies on the lives of the Indexed Retirement Plan participants as well as certain other employees of the Company. These policies provide: (1) financial protection to the Company in the event of the death of a key employee and; (2) since the interest earned on the cash surrender value of the policies is tax exempt as long as the policies are used to finance employee benefits, significant income to the Company to offset the expense associated with the Indexed Retirement Plan and other employee benefit plans. As compensation to each employee for agreeing to allow the Company to purchase an insurance policy on his or her life, split dollar agreements have been entered into with those employees. These agreements provide for a division of the life insurance death proceeds between the Company and each employee's designated beneficiary or beneficiaries.

The Company earned tax exempt interest on the life insurance policies of $1.6 million for each of the years ended December 31, 2006, 2005 and 2004. As of December 31, 2006 and 2005, the total cash surrender value of the insurance policies was $38.4 million and $36.8 million, respectively.

Deferred  Bonus  and  Executive  Retention  Plans
The Company, through the Bank, sponsors Deferred Bonus and Executive Retention Plans for certain employees. Both plans grant bonuses based on the long-term cumulative profitability and increase in market value of the Company. The Company made contributions to both plans of $1.4 million, $966,000 and $248,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Benefits pursuant to the Deferred Bonus Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested. Benefits pursuant to the Executive Retention Plan vest 10% per year beginning in 2005 and after ten years are fully vested. The Company's total accrued liability under the Deferred Bonus and Executive Retention Plans was $3.6 million and $2.1 million as of December 31, 2006 and 2005, respectively.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization.

The following table summarized the book value and estimated fair value of financial instruments as of December 31:

                                                            2006                    2005
                                                     Carrying    Estimated   Carrying    Estimated
ASSETS:(in thousands)                                 Amount    Fair Value    Amount    Fair Value
---------------------------------------------------------------------------------------------------
  Cash and Cash Equivalents                         $   47,006  $    47,006  $  50,669  $    50,669
  Investment Securities Held-to-Maturity               111,240      110,132    109,911      108,060
  Investment Securities Available-for-Sale             132,627      132,627    158,029      158,029
  Loans, Net of Deferred Loan Origination Fees       1,046,912    1,025,363    973,257      971,763
  Cash Surrender Value of Life Insurance Policies       38,444       38,444     36,799       36,799
  Accrued Interest Receivable                            8,537        8,537      7,880        7,880
LIABILITIES:
  Deposits:
    Non-Interest Bearing                               295,142      295,142    325,745      325,745
    Interest-Bearing                                   903,386      902,019    777,595      707,892
  Federal Funds Purchased                                    -            -        650          650
  Federal Home Loan Bank Advances                       47,532       47,555     98,847       99,522
  Subordinated Debentures                               10,310       10,281     10,310       10,365
  Accrued Interest Payable                               3,897        3,897      2,133        2,133

The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold are a reasonable estimate of fair value.

Investment Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

Cash Surrender Value of Life Insurance Policies: The fair value of life insurance policies are based on cash surrender values at each reporting date as provided by the insurers.

Deposit Liabilities: The fair value of demand deposits, interest bearing transaction accounts and savings accounts is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated by discounting expected future cash flows utilizing interest rates currently being offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Borrowings: The fair value of federal funds purchased and other short-term borrowings is approximated by the book value. The fair value for Federal Home Loan Bank borrowings is determined using discounted future cash flows.

Subordinated Debentures: Fair values of subordinated debentures were determined based on the current market value of like-kind instruments of a similar maturity and structure.

Limitations: Fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative instruments to limit its exposure to changes in interest rates. The Company has developed a Hedging Policy to provide guidelines that address instruments to be used, authority limits, implementation guidelines, guidelines for evaluating hedge alternatives, reporting requirements, and the credit worthiness of the instrument's counterparty.

The Company reviews compliance with these guidelines annually with the ALCO Committee and the Board of Directors. The guidelines may change as the Company's business needs dictate.

In January of 2004, the Company terminated an interest rate swap agreement with a notional amount of $12 million and maturity of December 8, 2006. As a result of this termination, the Company recorded a deferred gain of $112,500 to be amortized over the original remaining life of the interest rate swap as follows:
$37,500  in  2004,  $37,500  in  2005  and  $37,500  in  2006.

As required, the Company records in the balance sheet the interest rate swaps at fair value. Because the transactions meet the criteria for a cash-flow hedge, changes in fair value are reported in other comprehensive income (loss). In the event that a portion of the hedge becomes ineffective, the ineffective portion of the derivative's change in fair value will be immediately recognized in earnings.

14. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These instruments include commitments to extend credit, letters of credit and financial guarantees that are not reflected in the Consolidated Balance Sheet.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. The Company had standby letters of credit outstanding of $10,929,000 at December 31, 2006, and $11,541,000 at December 31, 2005. Outstanding standby letters of credit had original terms ranging from 1 to 34 months with final expiration in 2009. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Undisbursed loan commitments totaled $442,544,000 and $447,685,000 as of December 31, 2006 and 2005, respectively.
Since many of these commitments are expected to expire without fully being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company is obligated under a number of noncancellable operating leases for premises and equipment used for banking purposes. Minimum future rental commitments under noncancellable operating leases as of December 31, 2006 were $475,000, $353,000, $353,000, $310,000, and $269,000 for the years 2007 to 2011 and  $860,000  thereafter.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

The Company may be required to maintain average reserves on deposit with the Federal Reserve Bank primarily based on deposits outstanding. There were no reserve requirements during 2006 or 2005.

15. RECENT ACCOUNTING DEVELOPMENTS

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company presently recognizes income tax positions based on management's estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. The provisions of FIN 48 will be effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. Management does not expect the adoption of FIN 48 to have a material impact on the Company's financial position or results of operations.

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

16. PARENT COMPANY FINANCIAL INFORMATION

The financial information below is presented as of December 31, 2006 and December 31, 2005.

                           Farmers & Merchants Bancorp
                             Condensed Balance Sheets

(in thousands)                                                   2006      2005
---------------------------------------------------------------------------------
Cash                                                           $    386  $    556
Investment in Farmers & Merchants Bank of Central California    135,169   131,170
Investment Securities                                             4,203       310
Capital Leases                                                      826       519
Other Assets                                                      2,336     1,630
---------------------------------------------------------------------------------
    TOTAL ASSETS                                               $142,920  $134,185
=================================================================================

Subordinated Debentures                                        $ 10,310  $ 10,310
Liabilities                                                         270       227
Shareholders' Equity                                            132,340   123,648
---------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $142,920  $134,185
=================================================================================


                                         Farmers & Merchants Bancorp
                                         Condensed Income Statements

                                                                               Year Ended December 31,
(in thousands)                                                               2006        2005        2004
------------------------------------------------------------------------------------------------------------
Equity in Undistributed Earnings in Farmers & Merchants Bank of Central
California                                                                $   2,973   $   9,160   $   9,243
Dividends from Subsidiary                                                    18,600      10,000       7,350
Interest Income                                                                  67          59          27
Other Expenses, Net                                                          (1,695)     (1,327)       (285)
Tax Benefit                                                                     684         536         115
------------------------------------------------------------------------------------------------------------
    NET INCOME                                                            $  20,629   $  18,428   $  16,450
============================================================================================================

                                              Farmers & Merchants Bancorp
                                          Condensed Statements of Cash Flows

                                                                                        Year Ended December 31,
(in thousands)                                                                         2006        2005        2004
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                          $  20,629   $  18,428   $  16,450
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Equity in Undistributed Net Earnings from Subsidiary                                 (2,973)     (9,160)     (9,243)
  Gain on Sale of Securities                                                                -        (143)     (1,095)
  Net Increase in Other Assets                                                           (767)       (522)       (109)
  Net Increase (Decrease) in Other Liabilities                                             43        (136)        189
----------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                                        16,932       8,467       6,192
----------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Investment in Bank Subsidiary                                                             -           -      (3,180)
  Securities Purchased                                                                 (3,893)          -           -
  Securities Sold or Matured                                                                -         251       1,815
  Change in Capital Leases                                                               (307)        266        (451)
----------------------------------------------------------------------------------------------------------------------
      Net Cash Used by Investing Activities                                            (4,200)        517      (1,816)
----------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Stock Repurchased                                                                    (5,936)     (4,016)     (3,107)
  Cash Dividends                                                                       (6,966)     (6,656)     (5,930)
----------------------------------------------------------------------------------------------------------------------
      Net Cash Used by Financing Activities                                           (12,902)    (10,672)     (9,037)
----------------------------------------------------------------------------------------------------------------------
    Increase in Cash and Cash Equivalents                                                (170)     (1,688)     (4,661)
    Cash and Cash Equivalents at Beginning of Year                                        556       2,244       6,905
----------------------------------------------------------------------------------------------------------------------
      Cash and Cash Equivalents at End of Year                                      $     386   $     556   $   2,244
======================================================================================================================

17. LONG-TERM SUBORDINATED DEBENTURES

In December 2003, the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I ("Statutory Trust I"), which issued $10,000,000 of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures (the "Trust Preferred Securities"). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Statutory Trust I are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by FMCB Statutory Trust to purchase $10,310,000 of junior subordinated debentures of the Company, which carry a floating rate based on three-month LIBOR plus 2.85%. The debentures represent the sole asset of Statutory Trust I. The Trust Preferred Securities accrue and pay distributions at a floating rate of three-month LIBOR plus 2.85% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust I; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Statutory Trust I. The Trust Preferred Securities are mandatorily redeemable upon maturity of the subordinated debentures on December 17, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the subordinated debentures purchased by Statutory Trust I, in whole or in part, on or after December 17, 2008. As specified in the indenture, if the subordinated debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company's common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that all relevant information is recorded and reported in all filings of financial reports. Such information is reported to the Company's management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives. Management also evaluated the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Management's report on internal control over financial reporting is set forth on page 49 in "Item 8. Financial Statements and Supplementary Data," and is incorporated herein by reference. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by Perry-Smith LLP, the independent registered public accounting firm that audited the Company's 2006 Consolidated Financial Statements, as stated in its report, which is set forth on page 50 in "Item 8. Financial Statements and Supplementary Data," and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None

PART  III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding the Executive Officers of the Company and/or Bank:

NAME AND POSITION(S)                   AGE         PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS
--------------------                   ---         -----------------------------------------------
Kent A. Steinwert                       54  President & Chief Executive Officer of the Company and
President                                   Bank.
& Chief Executive Officer
of the Company and Bank

Richard S. Erichson                     59  Executive Vice President & Senior Credit Officer of the
Executive Vice President                    Company and Bank.
& Senior Credit Officer
of the Company and Bank


Deborah E. Hodkin                       44  Executive Vice President & Chief Administrative Officer of
Executive Vice President & Chief            the Company and Bank.
Administrative Officer and Secretary
of the Company and Bank

Chris C. Nelson                         52  Executive Vice President & Head of Retail Banking of the
Executive Vice President & Head of          Bank.
Retail Banking of the Bank

Stephen W. Haley                        53  Executive Vice President & Chief Financial Officer of the
Executive Vice President                    Company and Bank since April 2003, prior thereto, President
& Chief Financial Officer of the            and Chief Operating Officer of Community West Bancshares.
Company and the Bank

Kenneth W. Smith                        47  Executive Vice President & Head of Business Banking of the
Executive Vice President & Head of          Bank since January 2004, prior thereto, Senior Vice President
Business Banking of the Bank                and Credit Administrator of the Bank.

Also, see "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the 2007 Annual Meeting of Shareholders as filed with the Commission and which is incorporated herein by reference.

The Company has adopted a Code of Conduct which complies with the Code of Ethics requirements of the Securities and Exchange Commission. A copy of the Code of Conduct is posted on the Company's website. The Company intends to disclose promptly any amendment to, or waiver from any provision of, the Code of Conduct applicable to senior financial officers, and any waiver from any provision of the Code of Conduct applicable to Directors, on its website. The Company's website address is www.fmbonline.com.
                      -----------------

During 2006, there were no changes in procedures for the nomination of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company's definitive proxy statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company's definitive proxy statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A. The Company does not have any equity compensation plans which require disclosure under Item 201(d) of Regulation S-K.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company's definitive proxy statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company's definitive proxy statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) Financial Statements. Incorporated herein by reference, are listed in Item 8 hereof.
          (2) Financial Statement Schedules. None

     (b)  See  Index  to  Exhibits  on  Page  79

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Farmers & Merchants Bancorp
                                        (Registrant)

                                   By   /s/ Stephen W. Haley
                                        -------------------------------
Dated:  March 9, 2007                   Stephen W. Haley
                                        Executive Vice President &
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2007.

/s/ Kent A. Steinwert
-------------------------------------      President and Chief Executive Officer
Kent A. Steinwert                          (Principal Executive Officer)

/s/ Stephen W. Haley
-------------------------------------      Executive Vice President & Chief
Stephen W. Haley                           Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)

/s/ Ole R. Mettler                         /s/ James E. Podesta
-------------------------------------      -------------------------------------
Ole R. Mettler, Chairman                   James E. Podesta, Director

/s/ Stewart Adams, Jr.                     /s/ Kevin Sanguinetti
-------------------------------------      -------------------------------------
Stewart Adams, Jr., Director               Kevin Sanguinetti, Director

/s/ Ralph Burlington                       /s/ Carl Wishek, Jr.
-------------------------------------      -------------------------------------
Ralph Burlington, Director                 Carl Wishek, Jr., Director

/s/ Edward Corum, Jr.                       /s/ Calvin Suess
-------------------------------------      -------------------------------------
Edward Corum, Jr., Director                Calvin Suess, Director

/s/ Robert F. Hunnell
-------------------------------------
Robert F. Hunnell, Director

INDEX TO EXHIBITS
-----------------

   Exhibit No.                                           Description
   ----------                                            -----------

       3(i)         Amended and Restated Certificate of Incorporation of Farmers & Merchants Bancorp, filed on
                    Registrant's Form 8-K dated April 30, 1999, is incorporated herein by reference.
       3(ii)        By-Laws of Farmers & Merchants Bancorp, filed on Registrant's Form 8-K dated April 30, 1999,
                    Is incorporated herein by reference.
       10.1         Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central
                    California and Kent A. Steinwert, filed on Registrant's Form 10-K for the year ended December
                    31, 2004, is incorporated herein by reference.
       10.2         Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central
                    California and Chris C. Nelson, filed on Registrant's Form 10-K for the year ended December 31,
                    2004, is incorporated herein by reference.
       10.3         Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central
                    California and Deborah E. Hodkin, filed on Registrant's Form 10-K for the year ended December
                    31, 2004, is incorporated herein by reference.
       10.4         Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central
                    California and Kenneth W. Smith, filed on Registrant's Form 10-K for the year ended December
                    31, 2004, is incorporated herein by reference.
       10.5         Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central
                    California and Richard S. Erichson, filed on Registrant's Form 10-K for the year ended December
                    31, 2004, is incorporated herein by reference.
       10.6         Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central
                    California and Stephen W. Haley, filed on Registrant's Form 10-K for the year ended December
                    31, 2004, is incorporated herein by reference.
       10.15        2005 Deferred Bonus Plan of Farmers & Merchants Bank of Central California executed May 3,
                    2005, filed on Registrant's Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.
       10.16        Executive Retention Plan of Farmers & Merchants Bank of Central California executed May 3,
                    2005, filed on Registrant's Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.
       10.17        Amended and Restated Indexed Retirement Plan of Farmers & Merchants Bank of Central
                    California adopted as of March 7, 2006, filed on Registrant's Form 10-K for the year ended
                    December 31, 2005, is incorporated herein by reference.
       10.18        Deferred Compensation Plan of Farmers & Merchants Bank of Central California, executed
                    October 17, 2006, filed on the Registrants Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference.
        14          Code of Conduct of Farmers & Merchants Bancorp, filed on Registrant's Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
        18          Letter regarding change in accounting principle, filed on Registrant's Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
        21          Subsidiaries of the Registrant, filed on Registrant's Form 10-K for the year ended December 31,
                    2003, is incorporated herein by reference.
       31(a)        Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.
       31(b)        Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.
        32          Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.