Form 10-Q
period 2007-03-31
FARMERS & MERCHANTS BANCORP
filed 2007-05-08
CIK 1085913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       or

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

Number of shares of common stock of the registrant: Par value $0.01, authorized 2,000,000 shares; issued and outstanding 811,739 as of May 1, 2007.

                                 FARMERS & MERCHANTS BANCORP


                                           FORM 10-Q
                                       TABLE OF CONTENTS

                                    ----------------------

PART I. - FINANCIAL INFORMATION                                                           PAGE
          ---------------------                                                           ----
     ITEM 1 - FINANCIAL STATEMENTS

            Consolidated Balance Sheet as of March 31, 2007 (Unaudited),
            December 31, 2006 and March 31, 2006 (Unaudited).                                3

            Consolidated Statement of Income (Unaudited) for the Three Months
            Ended March 31, 2007 and 2006.                                                   4

            Consolidated Statement of Comprehensive Income (Unaudited) for the Three
            Months Ended March 31, 2007 and 2006.                                            5

            Consolidated Statement of Changes in Shareholders' Equity (Unaudited) for the
            Three Months Ended March 31, 2007 and 2006.                                      6

            Consolidated Statement of Cash Flows (Unaudited) for the Three Months
            Ended March 31, 2007 and 2006.                                                   7

            Notes to the Consolidated Financial Statements (Unaudited)                       8

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                         12

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    23

     ITEM 4 - CONTROLS AND PROCEDURES                                                       26


PART II. - OTHER INFORMATION
           -----------------

     ITEM 1 - LEGAL PROCEEDINGS                                                             27

     ITEM 1A - RISK FACTORS                                                                 27

     ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                   27

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                               27

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           27

     ITEM 5 - OTHER INFORMATION                                                             27

     ITEM 6 - EXHIBITS                                                                      27


SIGNATURES                                                                                  28

INDEX TO EXHIBITS                                                                           28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP
CONSOLIDATED BALANCE SHEET (UNAUDITED)
=========================================================================================
(in thousands)                                    March 31,    December 31,    March 31,
                                                    2007           2006          2006
ASSETS
-----------------------------------------------------------------------------------------
Cash and Cash Equivalents:
  Cash and Due From Banks                        $   41,736   $      47,006   $   38,846
  Federal Funds Sold                                 49,900               -       10,125
-----------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                  91,636          47,006       48,971

Investment Securities:
  Available-for-Sale                                126,703         132,627      152,249
  Held-to-Maturity                                  110,720         111,240      109,329
-----------------------------------------------------------------------------------------
    Total Investment Securities                     237,423         243,867      261,578

Loans                                             1,058,476       1,046,912      958,227
  Less: Allowance for Loan Losses                    18,060          18,099       18,258
-----------------------------------------------------------------------------------------
  Loans, Net                                      1,040,416       1,028,813      939,969
Premises and Equipment, Net                          20,223          20,496       18,491
Bank Owned Life Insurance                            38,857          38,444       37,195
Interest Receivable and Other Assets                 28,556          32,607       20,979
-----------------------------------------------------------------------------------------
    TOTAL ASSETS                                 $1,457,111   $   1,411,233   $1,327,183
=========================================================================================

LIABILITIES
-----------------------------------------------------------------------------------------
Deposits:
  Demand                                         $  274,846   $     295,142   $  277,028
  Interest Bearing Transaction                      133,314         132,875      130,644
  Savings                                           302,661         271,019      279,162
  Time                                              551,870         499,492      396,984
-----------------------------------------------------------------------------------------
    Total Deposits                                1,262,691       1,198,528    1,083,818

Fed Funds Purchased                                       -               -            -
Federal Home Loan Bank Advances                      25,790          47,532       90,835
Subordinated Debentures                              10,310          10,310       10,310
Interest Payable and Other Liabilities               20,151          22,523       14,805
-----------------------------------------------------------------------------------------
    Total Liabilities                             1,318,942       1,278,893    1,199,768

SHAREHOLDERS' EQUITY
  Common Stock                                            8               8            8
  Additional Paid-In Capital                         89,827          89,926       94,821
  Retained Earnings                                  48,595          43,126       34,400
  Accumulated Other Comprehensive Loss                 (261)           (720)      (1,814)
-----------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                      138,169         132,340      127,415
-----------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $1,457,111   $   1,411,233   $1,327,183
=========================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENT OF INCOME  (UNAUDITED)
=============================================================================
(in thousands except per share data)                          Three Months
                                                             Ended March 31,
                                                             2007      2006
-----------------------------------------------------------------------------
INTEREST INCOME
  Interest and Fees on Loans                               $20,143   $17,882
  Interest on Federal Funds Sold and Securities Purchased
    Under Agreements to Resell                                 275        13
  Interest on Investment Securities:
    Taxable                                                  1,908     1,997
    Tax-Exempt                                                 813       811
-----------------------------------------------------------------------------
    Total Interest Income                                   23,139    20,703
-----------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits                                                   6,981     3,393
  Borrowed Funds                                               399     1,172
  Subordinated Debentures                                      214       189
-----------------------------------------------------------------------------
    Total Interest Expense                                   7,594     4,754
-----------------------------------------------------------------------------

NET INTEREST INCOME                                         15,545    15,949
Provision for Loan Losses                                        -       275
-----------------------------------------------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     15,545    15,674
-----------------------------------------------------------------------------

NON-INTEREST INCOME
  Service Charges on Deposit Accounts                        1,641     1,045
  Net Loss on Investment Securities                           (768)     (419)
  Credit Card Merchant Fees                                    510       518
  Increase in Cash Surrender Value of Life Insurance           413       396
  ATM Fees                                                     315       279
  Other                                                      1,641       785
-----------------------------------------------------------------------------
    Total Non-Interest Income                                3,752     2,604
-----------------------------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                             7,390     7,286
  Occupancy                                                    650       609
  Equipment                                                    663       675
  Credit Card Merchant Expense                                 379       378
  Marketing                                                    109       147
  Other                                                      1,830     1,439
-----------------------------------------------------------------------------
    Total Non-Interest Expense                              11,021    10,534
-----------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                   8,276     7,744
Provision for Income Taxes                                   2,807     2,807
-----------------------------------------------------------------------------
    NET INCOME                                             $ 5,469   $ 4,937
=============================================================================
EARNINGS PER SHARE                                         $  6.74   $  6.00
=============================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME  (UNAUDITED)
======================================================================================================
(in thousands)                                                                          Three Months
                                                                                       Ended March 31,
                                                                                        2007    2006
------------------------------------------------------------------------------------------------------
  NET INCOME                                                                           $5,469  $4,937

  OTHER COMPREHENSIVE INCOME (LOSS)  -

    UNREALIZED GAINS ON DERIVATIVE INSTRUMENTS:
      Unrealized holding gains arising during the period, net
      of income tax effects of $0 and $0 for the quarters ended
      March 31, 2007 and 2006, respectively.                                                -       -

      Less: Reclassification adjustment for realized losses included in net income, net of related income tax effects of $0 and $0 for the
      quarters ended March 31, 2007 and 2006, respectively.                                 1       1

    UNREALIZED GAINS (LOSSES) ON SECURITIES:
      Unrealized holding gains (losses) arising during the period, net of income tax benefits of $10 and $271 for the quarters ended March 31, 2007 and
      2006, respectively.                                                                  13    (373)

      Less: Reclassification adjustment for realized losses included in net income, net of related income tax effects of $323 and $176 for the
      quarters ended March 31, 2007 and 2006, respectively.                               445     243

------------------------------------------------------------------------------------------------------
        TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                                           459    (129)
------------------------------------------------------------------------------------------------------

  COMPREHENSIVE INCOME                                                                 $5,928  $4,808
======================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY  (UNAUDITED)
=====================================================================================================================
(in thousands except share data)                                                       ACCUMULATED
                                        COMMON               ADDITIONAL                   OTHER            TOTAL
                                        SHARES     COMMON     PAID-IN     RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                                     OUTSTANDING    STOCK     CAPITAL     EARNINGS        LOSS            EQUITY
---------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005               823,651   $     8  $    95,862   $  29,463  $       (1,685)  $      123,648
---------------------------------------------------------------------------------------------------------------------
Net Income                                               -            -       4,937               -            4,937
Repurchase of Stock                       (2,101)        -       (1,041)          -               -           (1,041)
Change in Net Unrealized Gains on
  Derivitive Instruments                                                                          1                1
Change in Net Unrealized Loss
  on Securities Available-for-Sale                       -            -           -            (130)            (130)
---------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2006                  821,550   $     8  $    94,821   $  34,400  $       (1,814)  $      127,415
=====================================================================================================================

---------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006               811,933   $     8  $    89,926   $  43,126  $         (720)  $      132,340
---------------------------------------------------------------------------------------------------------------------
Net Income                                               -            -       5,469               -            5,469
Repurchase of Stock                         (194)        -          (99)          -               -              (99)
Change in Net Unrealized Gains on
  Derivitive Instruments                                                                          1                1
Change in Net Unrealized Loss
  on Securities Available-for-Sale                       -            -           -             458              458
---------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2006                  811,739   $     8  $    89,827   $  48,595  $         (261)  $      138,169
=====================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
===========================================================================================
                                                                      Three Months Ended
(in thousands)                                                        March 31    March 31
                                                                        2007        2006
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                           $   5,469   $   4,937
Adjustments to Reconcile Net Income to Net
  Cash Provided (Used) by Operating Activities:
    Provision for Loan Losses                                                -         275
    Depreciation and Amortization                                          517         458
    Provision for Deferred Income Taxes                                   (245)          -
    Net Amortization of Investment Security Premium & Discounts            (86)         24
    Net Loss on Investment Securities                                      768         419
Net Change in Operating Assets & Liabilities:
    Net Decrease in Interest Receivable and Other Assets                 3,550       3,384
    Net Decrease in Interest Payable and Other Liabilities              (2,372)     (1,389)
-------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                          7,601       8,108


INVESTING ACTIVITIES:
Securities Available-for-Sale:
  Purchased                                                            (11,105)    (10,331)
  Sold, Matured or Called                                               17,160      15,457
Securities Held-to-Maturity:
  Purchased                                                             (2,165)         (3)
  Matured or Called                                                      2,664         570
Net Loans Originated or Acquired                                       (11,697)     14,895
Principal Collected on Loans Previously Charged Off                         94         258
Net Additions to Premises and Equipment                                   (244)     (1,427)
-------------------------------------------------------------------------------------------
      Net Cash (Used) Provided by Investing Activities                  (5,293)     19,419


FINANCING ACTIVITIES:
  Net Increase (Decrease) in Demand, Interest-Bearing Transaction,
      and Savings Accounts                                              11,785     (60,458)
  Increase in Time Deposits                                             52,378      40,936
  Net Decrease in Federal Funds Purchased                                    -        (650)
  Net Decrease in Federal Home Loan Bank Advances                      (21,742)     (8,012)
  Stock Repurchases                                                        (99)     (1,041)
-------------------------------------------------------------------------------------------
      Net Cash Provided (Used) by Financing Activities                  42,322     (29,225)

Increase (Decrease) in Cash and Cash Equivalents                        44,630      (1,698)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          47,006      50,669
-------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AS OF MARCH 31, 2007 AND MARCH 31, 2006    $  91,636   $  48,971
-------------------------------------------------------------------------------------------

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

Basis  of  Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 2006 Annual Report to Shareholders on Form 10-K.

The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank's wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant inter-company transactions have been eliminated in consolidation. The results of operations for the three-month period ended March 31, 2007 may not necessarily be indicative of the operating results for the full year 2007.

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

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Loans
Loans are reported at the principal amount outstanding net of unearned discounts and deferred loan fees. Interest income on loans is accrued daily on the outstanding balances using the simple interest method. Loan origination fees are deferred and recognized over the contractual life of the loan as an adjustment to the yield. Loans are placed on non-accrual status when the collection of principal or interest is in doubt or when they become past due for 90 days or more unless they are both well-secured and in the process of collection. For this purpose a loan is considered well secured if it is collateralized by property having a net realizable value in excess of the amount of the loan or is guaranteed by a financially capable party. When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and charged against current income; thereafter, interest income is recognized only as it is collected in cash. Loans placed on a non-accrual status are returned to accrual status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan.

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

The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans, which are discussed more fully in Note 4 to the Consolidated Financial Statements in the Company's 2006 Annual Report to Shareholders on Form 10-K.

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

Premises  and  Equipment
Premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Estimated useful lives of buildings range from 30 to 40 years, and for furniture and equipment from three to 8 years. Leasehold improvements are amortized over the lesser of the terms of the respective leases, or their useful lives, which are generally 5 to 10 years. Remodeling and capital improvements are capitalized while maintenance and repairs are charged directly to occupancy expense.

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

Dividends  and  Earnings  Per  Share
Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. No cash dividends were declared during the first quarter of 2007 or 2006.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for the three month periods ended March 31, 2007 and 2006 were 811,866 and 822,275, respectively.

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

The Company utilizes derivative financial instruments such as interest rate caps, floors, swaps and collars. These instruments are purchased and/or sold to reduce the Company's exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income
(loss). The Company was not utilizing any derivative instruments as of March 31, 2007.

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

2.  RECENT  ACCOUNTING  PRONOUNCEMENTS

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

Prior to adopting Fin 48, the Company recognized income tax positions based on management's estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. The provisions of FIN 48 were effective for the Company on

January 1, 2007 and were applied to all tax positions upon initial application of this standard. Only tax positions that met the more-likely-than-not recognition threshold at the effective date were recognized upon adoption. The adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company has not chosen early adoption of SFAS No. 157. Management is in the process of evaluating the impact the adoption of SFAS No. 159 will have on the Company's financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2007. This analysis should be read in conjunction with our 2006 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

For the three months ended March 31, 2007, Farmers & Merchants Bancorp reported net income of $5,469,000, earnings per share of $6.74 and return on average assets of 1.54%. Return on average shareholders' equity was 16.30% for the three months ended March 31, 2007.

For the three months ended March 31, 2006, Farmers & Merchants Bancorp reported net income of $4,937,000, earnings per share of $6.00 and return on average assets of 1.48%. Return on average shareholders' equity was 15.82% for the three months ended March 31, 2006.

Factors resulting in the Company's improved earnings performance in the first quarter of 2007 as compared to the same period last year were: (1) a $71.8 million or 5.8% increase in average earning assets which helped offset the negative impact on the Company's net interest margin due to rising deposit costs; (2) an increase of $596,000 in fee income related primarily to the Company's Overdraft Privilege Service; and (3) an $811,000 liquidating dividend from the Company's partial ownership position in WSBA, a credit card processing company.

The following is a summary of the financial results for the three-month period ended March 31, 2007 compared to March 31, 2006.

-    Net income  increased  10.8%  to  $5.5  million  from  $4.9  million.

-    Earnings  per  share  increased  12.3%  to  $6.74  from  $6.00.

-    Total assets  increased  9.8%  to  $1.5  billion.

-    Total loans  increased  10.5%  to  $1.1  billion.

-    Net interest  income  decreased  2.5%  to $15.5 million from $15.9 million.

- Net interest margin on a tax-equivalent basis decreased 42 basis points to 4.95% from 5.37%.

RESULTS  OF  OPERATIONS

Net  Interest  Income  /  Net  Interest  Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ended March 31, 2007 and 2006.

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

The Company's earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix. (See Item 3. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk")

FARMERS & MERCHANTS BANCORP
YEAR-TO-DATE AVERAGE BALANCES AND INTEREST RATES
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

                                                        Three Months Ended March 31,     Three Months Ended March 31,
                                                                   2007                             2006
ASSETS                                                 Balance     Interest    Rate      Balance     Interest    Rate
-------------------------------------------------------------------------------------  --------------------------------
Federal Funds Sold and Securities Purchased Under
  Agreements to Resell                               $   20,978   $     276     5.34%  $    1,361   $      13     3.87%
Investment Securities Available-for-Sale
  U.S. Agencies                                               -           -     0.00%      30,859         309     4.06%
  Municipals - Non-Taxable                               11,190         198     7.18%      15,433         237     6.23%
  Mortgage Backed Securities                            108,955       1,392     5.18%     105,912       1,184     4.53%
  Other                                                   8,511         101     4.81%       4,105          70     6.92%
-----------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale      128,656       1,691     5.33%     156,309       1,800     4.67%
-------------------------------------------------------------------------------------  --------------------------------

Investment Securities Held-to-Maturity
  U.S. Agencies                                          30,529         317     4.21%      30,633         317     4.20%
  Municipals - Non-Taxable                               69,936       1,014     5.88%      66,266         988     6.05%
  Mortgage Backed Securities                              8,463          81     3.88%      10,644         102     3.89%
  Other                                                   2,113          16     3.07%       2,125          15     2.86%
-----------------------------------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity        111,041       1,428     5.21%     109,668       1,422     5.26%
-------------------------------------------------------------------------------------  --------------------------------

Loans
  Real Estate                                           616,516      11,172     7.35%     550,124       9,742     7.18%
  Home Equity                                            66,148       1,305     8.00%      67,500       1,272     7.64%
  Agricultural                                          181,751       3,817     8.52%     152,552       2,969     7.89%
  Commercial                                            161,600       3,412     8.56%     178,118       3,469     7.90%
  Consumer                                               13,806         294     8.64%      13,083         286     8.87%
  Credit Card                                             5,485         139    10.28%       5,341         133    10.10%
  Municipal                                                 915           4     1.77%       1,013          11     4.40%
-----------------------------------------------------------------------------------------------------------------------
    Total Loans                                       1,046,221      20,143     7.81%     967,731      17,882     7.49%
-------------------------------------------------------------------------------------  --------------------------------
    Total Earning Assets                              1,306,896   $  23,538     7.30%   1,235,069   $  21,117     6.93%
                                                                  ===================               ===================

Unrealized Gain (Loss) on Securities
  Available-for-Sale                                     (1,245)                           (2,615)
Allowance for Loan Losses                               (18,075)                          (18,217)
Cash and Due From Banks                                  39,646                            38,376
All Other Assets                                         89,162                            77,310
---------------------------------------------------------------                        -----------
    TOTAL ASSETS                                     $1,416,384                        $1,329,923
===============================================================                        ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest Bearing Deposits
  Interest Bearing DDA                               $  130,713   $      22     0.07%  $  130,519   $      22     0.07%
  Savings                                               288,497         935     1.31%     283,132         355     0.51%
  Time Deposits                                         531,098       6,024     4.60%     381,186       3,016     3.21%
-----------------------------------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                     950,308       6,981     2.98%     794,837       3,393     1.73%
Other Borrowed Funds                                     31,013         399     5.22%      95,982       1,172     4.95%
Subordinated Debentures                                  10,310         214     8.42%      10,310         189     7.43%
-------------------------------------------------------------------------------------  --------------------------------
    Total Interest Bearing Liabilities                  991,631   $   7,594     3.11%     901,129   $   4,754     2.14%
                                                                  ===================               ===================
Interest Rate Spread                                                            4.20%                             4.79%
Demand Deposits (Non-Interest Bearing)                  270,296                           289,840
All Other Liabilities                                    20,253                            14,121
---------------------------------------------------------------                        -----------
    TOTAL LIABILITIES                                 1,282,180                         1,205,090

Shareholders' Equity                                    134,204                           124,833
---------------------------------------------------------------                        -----------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $1,416,384                        $1,329,923
===============================================================                        ===========
Impact of Non-Interest Bearing Deposits
  and Other Liabilities                                                         0.75%                             0.58%
Net Interest Income and Margin
  on Total Earning Assets                                            15,944     4.95%                  16,363     5.37%
Tax Equivalent Adjustment                                              (399)                             (414)
-----------------------------------------------------------------------------------------------------------------------
Net Interest Income                                               $  15,545     4.82%               $  15,949     5.24%
=======================================================================================================================

Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount in the amount of $532,000 and $877,000 for the quarters ended March 31, 2007 and 2006, respectively. Yields on securities available-for-sale are based on historical cost.

FARMERS & MERCHANTS BANCORP
VOLUME AND RATE ANALYSIS OF NET INTEREST REVENUE
(Rates on a Taxable Equivalent Basis)
(in thousands)                                                  Three Months Ended
                                                      Mar. 31, 2007 compared to Mar. 31, 2006
INTEREST EARNING ASSETS                                Volume          Rate         Net Chg.
-----------------------------------------------------------------------------------------------
Federal Funds Sold                                  $        256   $          7   $        263
Investment Securities Available-for-Sale
  U.S. Agencies                                             (309)             -           (309)
  Municipals - Non-Taxable                                   (72)            33            (39)
  Mortgage Backed Securities                                  34            174            208
  Other                                                       58            (27)            31
-----------------------------------------------------------------------------------------------
    Total Investment Securities Available-for-Sale          (289)           180           (109)
-----------------------------------------------------------------------------------------------

Investment Securities Held-to-Maturity
  U.S. Agencies                                               (1)             1              -
  Municipals - Non-Taxable                                    54            (28)            26
  Mortgage Backed Securities                                 (21)             -            (21)
  Other                                                        -              1              1
-----------------------------------------------------------------------------------------------
    Total Investment Securities Held-to-Maturity              32            (26)             6
-----------------------------------------------------------------------------------------------

Loans
  Real Estate                                              1,199            231          1,430
  Home Equity                                                (26)            59             33
  Agricultural                                               600            248            848
  Commercial                                                (340)           283            (57)
  Consumer                                                    16             (8)             8
  Credit Card                                                  4              2              6
  Other                                                       (1)            (6)            (7)
-----------------------------------------------------------------------------------------------
    Total Loans                                            1,452            809          2,261
-----------------------------------------------------------------------------------------------
    Total Earning Assets                                   1,451            970          2,421
-----------------------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES
Interest Bearing Deposits
  Savings                                                      7            573            580
  Time Deposits                                            1,431          1,577          3,008
-----------------------------------------------------------------------------------------------
    Total Interest Bearing Deposits                        1,438          2,150          3,588
Other Borrowed Funds                                        (834)            61           (773)
Subordinated Debentures                                        -             25             25
-----------------------------------------------------------------------------------------------
    Total Interest Bearing Liabilities                       604          2,236          2,840
-----------------------------------------------------------------------------------------------
TOTAL CHANGE                                        $        847   $     (1,266)  $       (419)
===============================================================================================

Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change." The above figures have been rounded to the nearest whole number.

Net interest income decreased 2.5% to $15.5 million during the first quarter of 2007 compared to $15.9 million for the first quarter of 2006. On a fully taxable equivalent basis, net interest income decreased 2.6% and totaled $15.9 million at March 31, 2007, compared to $16.4 million at March 31, 2006. The decrease in net interest income was primarily due to increasing deposit costs.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. At March 31, 2007, the Company's net interest margin was 4.95% compared to 5.37% at March 31, 2006. As discussed previously, this reduction is due primarily to increasing deposit costs.

Loans, generally the Company's highest earning assets, increased $100.2 million as of March 31, 2007 compared to March 31, 2006. See "Financial Condition - Loans" for further discussion on this increase. On an average balance basis, loans increased by $78.5 million for the quarter ended March 31, 2007. As a result of this loan growth, the mix of the Company's earning assets improved as loans increased from 78.4% of average earning assets during the first quarter of 2006 to 80.1% during the first quarter of 2007. Due to a 75 basis point increase in the prime rate occurring between March 28, 2006 and June 29, 2006, the year-to-date yield on the loan portfolio increased 32 basis points to 7.81% for the quarter ended March 31, 2007 compared to 7.49% for the quarter ended March 31, 2006. This increase in yield plus the growth in loan balances resulted in interest revenue from loans increasing 12.6% to $20.1 million for the quarter ended March 31, 2007. Although the yield on the Company's loans increased over the same quarter in 2006, the Company is currently experiencing aggressive competitor pricing for loans that it may need to respond to in order to retain key customers. This could negatively impact future loan yields.

The investment portfolio is the other main component of the Company's earning assets. The Company invests primarily in mortgage-backed securities, U.S. Government Agencies, and high-grade municipals. Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is generally less than that of loans.

Average investment securities totaled $239.7 million at March 31, 2007, a decrease of $26.3 million compared to the average balance at March 31, 2006. As a result of the flat or inverted yield curve that existed during the first quarter of 2007, the Company chose to use the cash flow from its investment portfolio to pay down FHLB advances as opposed to reinvesting. Interest income on securities decreased $103,000 to $3.1 million for the quarter ended March 31, 2007 compared to $3.2 million for the quarter ended March 31, 2006. The average yield, on a taxable equivalent basis, in the investment portfolio was 5.28% at March 31, 2007 compared to 4.91% at March 31, 2006. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates shown on a taxable equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $90.5 million or 10.0% during the first quarter of 2007. Of that increase, average borrowed funds
(primarily FHLB Advances) decreased $64.9 million (see previous discussion regarding investment securities); interest-bearing deposits increased $155.4 million, and subordinated debt remained unchanged.

The increase in interest-bearing deposits was primarily in time deposits, which grew $149.9 million, as lower cost savings and interest bearing DDA increased by $5.6 million. Total interest expense on deposit accounts for the first quarter of 2007 was $6.9 million as compared to $3.4 million at March 31, 2006. The average rate paid on interest-bearing deposits was 2.98% in the first quarter of 2007 and 1.73% in the first quarter of 2006. This increase in rates is a result of the lagging impact of increases in market interest rates that occurred in mid-2004 through mid-2006. As a result of continued aggressive competitor pricing for deposits, the Company anticipates that its deposit rates will continue to increase in 2007, even though market rates have been stable since June 2006.

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

The Company made no provision for loan losses during the first quarter of 2007, compared to $275,000 for the first quarter of 2006. Changes in the provision between the first quarter of 2007 and 2006 were the result of management's evaluation of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses and the prevailing economic climate and its effect on borrowers' ability to repay loans in accordance with the terms of the notes (see "Note 1. Critical Accounting Policies and Estimates - Allowance for Loan Losses" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk").

The allowance for loan losses was $18.1 million or 1.7% of total loan balances at March 31, 2007 and $18.3 million or 1.9% of total loan balances at March 31, 2006. As of December 31, 2006, the allowance for loan losses was $18.1 million, which represented 1.7% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of March 31, 2007 was adequate. See the table below for allowance for loan loss activity for the periods indicated.

                                            Three Months Ended
                                                 March 31,
Allowance for Loan Losses (in thousands)      2007       2006
---------------------------------------------------------------
Balance at Beginning of Period               $18,099   $17,860
Provision Charged to Expense                       -       275
Recoveries of Loans Previously Charged Off        94       258
Loans Charged Off                               (133)     (135)
---------------------------------------------------------------
Balance at End of Period                     $18,060   $18,258
===============================================================

Non-Interest Income
Non-interest income includes (1) service charges and fees from deposit accounts;
(2) net gains and losses on investment securities; (3) credit card merchant fees; (4) ATM fees; (5) increases in the cash surrender value of bank owned life insurance and (6) fees from other miscellaneous business services. Overall, non-interest income increased $1.1 million or 44.1% for the three months ended March 31, 2007 compared to the same period of 2006.

One reason for this increase was fees from the Company's Overdraft Privilege Service, which was offered to eligible customers with deposit accounts in good standing beginning May 1, 2006. These fees increased $596,000 for the three months ending March 31, 2007 compared to the same period in 2006.

Another factor affecting non-interest income was a loss on investment securities of $768,000 for the first quarter of 2007 compared to a loss of $419,000 for the first quarter of 2006. During the first quarter of 2006, the Company made the decision to sell some of its investment portfolio at a loss in order to better align the portfolio with its evolving asset/liability management objectives (see "Financial Condition-Investment Securities"). During the first quarter of 2007 the Company took an impairment loss on one of its investment securities whose drop in market value was determined to be "other than temporary".

Also impacting non-interest income during the first quarter of 2007 was the receipt of an $811,000 liquidating dividend from the Company's partial ownership in WSBA, a credit card processing company whose operating assets were sold during 2006 and the company was subsequently liquidated in 2007.

Non-Interest Expense
Non-interest expense for the Company includes expenses for salaries and employee benefits, occupancy, equipment, supplies, legal fees, professional services, data processing, marketing, deposit insurance, merchant bankcard operations, and other miscellaneous expenses.

Non-interest expense increased $487,000 or 4.6% over the first quarter of 2006. The primary factors affecting non-interest expense were: (1) increased Salaries and Employee Benefits due to a 6% increase in staffing levels and increased employee medical insurance premiums paid by the Company; (2) increased furniture & equipment depreciation related to remodeling and adding branch locations; (3) increased consulting fees related to the Company's Overdraft Privilege Service; and (4) increased legal fees related to expanded SEC disclosure requirements.

Income Taxes
The provision for income taxes remained unchanged for the first quarter of 2007 compared to the first quarter of 2006. The effective tax rate for the first quarter of 2007 was 33.9% compared to 36.2% for the first quarter of 2006. The Company's effective tax rate can change somewhat from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance; California enterprise zone interest income exclusion; and tax-exempt interest income on municipal securities and loans.

FINANCIAL  CONDITION

This section presents a comparison of the Company's balance sheet for the three-month period ending March 31, 2007 and the same period in 2006. As previously discussed (see "Overview") the seasonality of the Company's business due to its agricultural customer base makes a comparison of the March 31st balance sheet to the preceding December 31st not meaningful.

Investment Securities
The Company classifies its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the positive intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demand and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders' equity, net of related income taxes. Investment securities are evaluated for impairment on at least a quarterly basis to determine whether a decline in their value is other than temporary. During the first quarter of 2007 the Company took an impairment loss on one of its investment securities (see "Non-Interest Income").

The investment portfolio provides the Company with an income alternative to loans as well as a tool to better manage its liquidity and interest rate risk. As of March 31, 2007, the investment portfolio represented 16.3% of the Company's total assets. Total investment securities decreased $24.2 million or 9.2% from a year ago and now total $237.4 million. As a result of the flat or inverted yield curve that existed during the first quarter of 2007, the Company chose to use the cash flow from its investment portfolio to pay down FHLB advances as opposed to reinvesting. For further discussion, see Market Risk - Interest Rate Risk under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not included in the investment portfolio are overnight investments in Federal Funds Sold. For the three months ended March 31, 2007, average Federal Funds Sold was $20.9 million compared to $1.4 million at March 31, 2006.

Loans
The Company's loan portfolio at March 31, 2007 increased $100.2 million or 10.5% from March 31, 2006. The increase was due to continuing strong loan demand in the Company's market area, along with a focused calling program on selected loan prospects. Most of this growth occurred in Agricultural Loans and Real Estate Loans (primarily those secured by production agricultural properties), market segments where the Company believes that current market rates are more reasonable than in the areas of Consumer, Home Equity and Commercial loans. Additionally, on an average balance basis loans have increased $78.5 million or 8.1% from the same period in the prior year. The table following sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio As Of:
---------------------
  (in thousands)              March 31, 2007   Dec. 31, 2006   March 31, 2006
------------------------------------------------------------------------------
Real Estate                   $       534,988  $      516,606  $       453,559
Real Estate Construction               95,637          95,378          100,200
Home Equity                            64,999          67,132           66,017
Agricultural                          186,873         183,589          154,025
Commercial                            158,410         165,412          167,310
Consumer                               20,065          21,222           19,546
------------------------------------------------------------------------------
  Gross Loans                       1,060,972       1,049,339          960,657
Less:
  Unearned Income                       2,496           2,427            2,430
  Allowance for Loan Losses            18,060          18,099           18,258
------------------------------------------------------------------------------
  Net Loans                   $     1,040,416  $    1,028,813  $       939,969
==============================================================================

Non-Performing  Assets
Non-performing assets are comprised of non-performing loans (defined as non-accrual loans plus accruing loans past due 90 days or more) and other real estate owned. As set forth in the table below, non-performing loans as of March 31, 2007 were $224,000 compared to $406,000 at March 31, 2006.

Accrued interest reversed from income on loans placed on a non-accrual status totaled $31,000 at March 31, 2007 compared to $65,000 at March 31, 2006. The Company reported no real estate owned at either March 31, 2007 or March 31, 2006.

Non-Performing Assets
---------------------
  (in thousands)                    March 31, 2007    Dec. 31, 2006     March 31, 2005
---------------------------------------------------------------------------------------
  Non-performing Loans              $           224   $           54   $           406
  Other Real Estate Owned                         -                -                 -
=======================================================================================
Total                               $           224   $           54   $           406
=======================================================================================

---------------------------------------------------------------------------------------
  Non-Performing Assets
  as a % of Total Loans                        0.02%            0.01%             0.04%
---------------------------------------------------------------------------------------
  Allowance for Loan Losses as a %
  of Non-Performing Assets                  8,062.5%        33,516.7%          4,497.0%
---------------------------------------------------------------------------------------

Except for non-performing loans shown in the table above, the Bank's management is not aware of any loans as of March 31, 2007 for which known credit problems of the borrower would cause serious doubts as to the ability of these borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Company's management cannot, however, predict the extent to which the following or other factors may affect a borrower's ability to pay: 1) deterioration in general economic conditions, real estate values or agricultural commodity prices; 2) increases in interest rates; or 3) changes in the overall financial condition or business of a borrower.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company's customer base.
The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

At March 31, 2007, deposits totaled $1.3 billion. This represents an increase of 16.5% or $178.9 million from March 31, 2006. Core deposits (exclusive of Public Time Deposits) increased 8.5% over the same period. Public Time Deposits have increased $90.0 million since March 31, 2006 primarily because of the Company's decision to increase its use of State of California time deposits for short-term funding needs instead of using FHLB Advances (see "Federal Home Loan Bank Advances").

Interest bearing transaction, savings and time deposit accounts increased $181.1 million or 22.4% from March 31, 2006. The Company's calling efforts for prospective customers includes acquiring both loan and deposit relationships which results in new demand, interest bearing transaction accounts and time deposits. Demand deposits decreased $2.2 million or 0.8% from March 31, 2006. Demand deposits have declined as customers have transferred their funds to higher yielding time deposit accounts with the Bank.

Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets (see "Item 3. Quantitative and Qualitative Disclosures about Market Risk and Liquidity Risk"). These advances are also used to manage the Company's interest rate risk exposure, and as opportunities exist, to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB Advances as of March 31, 2007 were $25.8 million compared to $90.8 million of FHLB Advances as of March 31, 2006. See "Deposits" for a discussion of the Company's use of Public Deposits from the State of California to replace FHLB Advances. See "Investment Securities" for a discussion of the Company's use of investment cash flows to pay down FHLB advances.

Long-term Subordinated Debentures
On December 17, 2003 the Company raised $10 million through an offering of trust-preferred securities. Although this amount is reflected as subordinated debt on the Company's balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see "Capital"). These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. Interest rates reset quarterly and were 8.20% as of March 31, 2007, 8.21% at December 31, 2006 and 7.77% at March 31, 2006.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders' Equity totaled $138.2 million at March 31, 2007 and $127.4 million at March 31, 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of March 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

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

                                                                                       TO BE WELL
                                                                                    CAPITALIZED UNDER
                                                               REGULATORY CAPITAL   PROMPT CORRECTIVE
(IN THOUSANDS)                                  ACTUAL            REQUIREMENTS      ACTION PROVISIONS
-----------------------------------------------------------------------------------------------------
THE COMPANY:                               AMOUNT     RATIO      AMOUNT     RATIO    AMOUNT    RATIO
-----------------------------------------------------------------------------------------------------
As of March 31, 2007
Total Capital to Risk Weighted Assets   $164,990,489  12.47%  $105,849,457    8.0%     N/A      N/A
Tier 1 Capital to Risk Weighted Assets  $148,430,989  11.22%  $ 52,924,729    4.0%     N/A      N/A
Tier 1 Capital to Average Assets        $148,430,989  10.55%  $ 56,266,168    4.0%     N/A      N/A

                                                                                          TO BE WELL
                                                                                      CAPITALIZED UNDER
                                                                REGULATORY CAPITAL    PROMPT CORRECTIVE
(IN THOUSANDS)                                  ACTUAL             REQUIREMENTS       ACTION PROVISIONS
--------------------------------------------------------------------------------------------------------
THE BANK:                                  AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
--------------------------------------------------------------------------------------------------------
As of March 31, 2007
Total Capital to Risk Weighted Assets   $157,986,632  12.00%  $105,293,526    8.0%  $131,616,908   10.0%
Tier 1 Capital to Risk Weighted Assets  $141,512,923  10.75%  $ 52,646,763    4.0%  $ 78,970,145    6.0%
Tier 1 Capital to Average Assets        $141,512,923  10.10%  $ 56,048,218    4.0%  $ 71,060,272    5.0%

As previously discussed (see Long-term Subordinated Debentures), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of trust preferred securities. On March 1, 2005 the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of trust preferred securities ("TPS") by bank holding companies ("BHCs"). Under the final rule BHCs may include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill. The quantitative limitation concerning goodwill will not be effective until March 31, 2009. Any portion of trust-preferred securities not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations. The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company's trust preferred securities currently qualify as Tier 1 capital.

In accordance with the provisions of Financial Accounting Standard Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the Company does not consolidate the subsidiary trust which has issued the trust-preferred securities.

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

Repurchases under the program will continue to be made on the open market or through private transactions. The repurchase program also requires that no purchases may be made if the Bank would not remain "well-capitalized" after the repurchase. All shares repurchased under the repurchase program will be retired. See the Company's 2006 Form 10-K, Part II, "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

During the first quarter of 2007, the Company repurchased 194 shares at an average share price of $510 per share. During the first quarter of 2006, the Company repurchased 2,101 shares at an average share price of $495. Since the second share repurchase program was expanded in 2006, the Company has repurchased over 8,400 shares for total consideration of $4.3 million.

Critical Accounting Policies and Estimates
This "Management's Discussion and Analysis of Financial Condition and Results of Operations," is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the Company's financial statements management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These judgments govern areas such as the allowance for loan losses, the fair value of financial instruments and accounting for income taxes.

For a full discussion of the Company's critical accounting policies and estimates see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders on Form 10-K for the year ended December 31, 2006.

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of March 31, 2007, the Company had entered into commitments with certain customers amounting to $396.9 million compared to $442.5 million at December 31, 2006 and $459.9 million at March 31, 2006. Letters of credit at March 31, 2007, December 31, 2006 and March 31, 2006, were $10.9 million, $10.9 million and $10.9 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

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

Management believes that the allowance for loan losses at March 31, 2007 was adequate to provide for both recognized losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2007, the Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 1.02% if rates increase by 200 basis points and a decrease in net interest income of 2.43% if rates decline 200 basis points. Comparatively, at December 31, 2006, the

Company's estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.92% if rates increase by 200 basis points and a decrease in net interest income of 2.43% if rates decline 200 basis points. All results are within the Company's policy limits.

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

In general, liquidity risk is managed daily by controlling the level of Federal Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Federal Funds as a cushion for temporary liquidity needs. During the first quarter of 2007, Federal Funds Sold averaged $20.9 million. The Company maintains Federal Funds credit lines of $98 million with major banks subject to the customary terms and conditions for such arrangements and $150 million in repurchase lines with major brokers. In addition, the Company has additional borrowing capacity of $199.8 million from the Federal Home Loan Bank.

At March 31, 2007, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $109.3 million, which represents 7.5% of total assets.

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

ITEM 1A. RISK FACTORS

See Item 1A. Risk Factors in the Company's 2006 Annual Report to Shareholders on Form 10-K. In management's opinion there have been no material changes in risk factors since the filing of the 2006 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2007.

                                                  NUMBER OF SHARES     APPROXIMATE DOLLAR
                                                PURCHASED AS PART OF  VALUE OF SHARES THAT
                                     AVERAGE         A PUBLICLY       MAY YET BE PURCHASED
                         NUMBER OF  PRICE PER    ANNOUNCED PLAN OR      UNDER THE PLAN OR
  FIRST QUARTER 2007      SHARES      SHARE           PROGRAM                PROGRAM
-------------------------------------------------------------------------------------------
01/01/2007 - 01/31/2007          -  $        -                     -  $          10,817,820
02/01/2007 - 02/28/2007          -           -                     -             10,817,820
03/01/2007 - 03/31/2007        194         510                   194             10,718,880
-------------------------------------------------------------------------------------------
Total                          194  $      510                   194  $          10,718,880

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

ITEM 6. EXHIBITS

See Exhibit Index shown on page 29.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FARMERS & MERCHANTS BANCORP


Date:  May 7, 2007                      /s/ Kent A. Steinwert
                                        -----------------------------------
                                        Kent A. Steinwert
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date:  May 7, 2007                      /s/ Stephen W. Haley
                                        -----------------------------------
                                        Stephen W. Haley
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial & Accounting
                                        Officer)


INDEX TO EXHIBITS
-----------------

Exhibit No.                                  Description
------------                                 -----------
   31(a)      Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002.
   31(b)      Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.
   32         Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.