Form 10-Q
period 2007-06-30
FARMERS & MERCHANTS BANCORP
filed 2007-08-08
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Number of shares of common stock of the registrant:  Par value $0.01, authorized 2,000,000 shares; issued and outstanding 810,678 as of July 31, 2007

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets (Unaudited)
(in thousands) Assets	June 30, 2007	December 31, 2006	June 30, 2006
Cash and Cash Equivalents:
Cash and Due From Banks	$45,318	$47,006	$42,438
Federal Funds Sold	24,000	-	280
Total Cash and Cash Equivalents	69,318	47,006	42,718

Investment Securities:
Available-for-Sale	139,137	132,627	157,116
Held-to-Maturity	109,689	111,240	108,720
Total Investment Securities	248,826	243,867	265,836

Loans	1,085,439	1,046,912	1,007,105
Less: Allowance for Loan Losses	17,930	18,099	18,531
Loans, Net	1,067,509	1,028,813	988,574
Premises and Equipment, Net	19,790	20,496	18,872
Bank Owned Life Insurance	39,295	38,444	37,602
Interest Receivable and Other Assets	37,384	32,607	26,326
Total Assets	$1,482,122	$1,411,233	$1,379,928

Liabilities
Deposits:
Demand	$279,611	$295,142	$278,846
Interest Bearing Transaction	126,902	132,875	124,281
Savings	281,358	271,019	266,921
Time	558,325	499,492	421,467
Total Deposits	1,246,196	1,198,528	1,091,515

Fed Funds Purchased	-	-	-
Federal Home Loan Bank Advances	63,878	47,532	134,635
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	23,608	22,523	17,789
Total Liabilities	1,343,992	1,278,893	1,254,249

Shareholders' Equity
Common Stock	8	8	8
Additional Paid-In Capital	89,317	89,926	92,770
Retained Earnings	50,730	43,126	36,426
Accumulated Other Comprehensive Loss	(1,925)	(720)	(3,525)
Total Shareholders' Equity	138,130	132,340	125,679
Total Liabilities & Shareholders' Equity	$1,482,122	$1,411,233	$1,379,928
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest Income
Interest and Fees on Loans	$21,178	$18,698	$41,321	$36,580
Interest on Federal Funds Sold and Securities Purchased
Under Agreements to Resell	113	24	388	37
Interest on Investment Securities:
Taxable	1,861	2,136	3,769	4,133
Tax-Exempt	818	811	1,631	1,622
Total Interest Income	23,970	21,669	47,109	42,372
Interest Expense
Deposits	7,551	4,074	14,532	7,467
Borrowed Funds	339	1,493	738	2,665
Subordinated Debentures	214	206	428	395
Total Interest Expense	8,104	5,773	15,698	10,527

Net Interest Income	15,866	15,896	31,411	31,845
Provision for Loan Losses	250	-	250	275
Net Interest Income After Provision for Loan Losses	15,616	15,896	31,161	31,570

Non-Interest Income
Service Charges on Deposit Accounts	1,893	1,527	3,534	2,572
Net Loss on Investment Securities	(315)	0	(1,083)	(419)
Credit Card Merchant Fees	557	556	1,067	1,074
Increase in Cash Surrender Value of Life Insurance	438	407	851	803
ATM Fees	349	306	664	585
Other	1,209	703	2,850	1,488
Total Non-Interest Income	4,131	3,499	7,883	6,103

Non-Interest Expense
Salaries & Employee Benefits	7,257	7,322	14,647	14,608
Occupancy	651	628	1,301	1,237
Equipment	642	971	1,305	1,646
Credit Card Merchant Expense	418	409	797	787
Marketing	115	230	224	377
Other	1,856	1,816	3,686	3,255
Total Non-Interest Expense	10,939	11,376	21,960	21,910

Income Before Income Taxes	8,808	8,019	17,084	15,763
Provision for Income Taxes	3,142	2,925	5,949	5,732
Net Income	$5,666	$5,094	$11,135	$10,031
Earnings Per Share	$6.98	$6.22	$13.72	$12.22
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income	$5,666	$5,094	$11,135	$10,031

Other Comprehensive Loss -

Unrealized Gains on Derivative Instruments:
Reclassification adjustment for realized gains included in net income, net of related income tax effects of $1 and $1 for the quarters ended June 30, 2007 and 2006, respectively, and $1 and $1 for the six months ended June 30, 2007 and 2006, respectively.	-	1	1	2

Unrealized Losses on Securities:
Unrealized holding losses arising during the period, net of income tax (benefit) provision of $(1,340) and $(1,242) for the quarters ended June 30, 2007 and 2006, respectively, and of $(1,330) and $(1,513) for the six months ended June 30, 2007 and 2006, respectively.	(1,847)	(1,712)	(1,834)	(2,085)

Less: Reclassification adjustment for realized losses included in net income, net of related income tax effects of $132 and $0 for the quarters ended June 30, 2007 and 2006, respectively, and of $455 and $176 for the six months ended June 30, 2007 and 2006, respectively.	183	-	628	243
Total Other Comprehensive Loss	(1,664)	(1,711)	(1,205)	(1,840)

Comprehensive Income	$4,002	$3,383	$9,930	$8,191
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2005	823,651	$8	$95,862	$29,463	$(1,685)	$123,648
Net Income		-	-	10,031	-	10,031
Cash Dividends Declared on						-
Common Stock		-	-	(3,068)	-	(3,068)
Repurchase of Stock	(6,142)	-	(3,092)	-	-	(3,092)
Change in Unrealized Gain (Loss) on Derivative Instruments					2	2
Change in Net Unrealized Loss on Securities Available for Sale		-	-	-	(1,842)	(1,842)
Balance, June 30, 2006	817,509	$8	$92,770	$36,426	$(3,525)	$125,679

Balance, December 31, 2006	811,933	$8	$89,926	$43,126	$(720)	$132,340
Net Income		-	-	11,135	-	11,135
Cash Dividends Declared on						-
Common Stock		-	-	(3,531)	-	(3,531)
Repurchase of Stock	(1,194)	-	(609)	-	-	(609)
Change in Unrealized Gain on Derivative Instruments					1	1
Change in Net Unrealized Loss on Securities Available for Sale		-	-	-	(1,206)	(1,206)
Balance, June 30, 2007	810,739	$8	$89,317	$50,730	$(1,925)	$138,130
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)	Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006
Operating Activities:
Net Income	$11,135	$10,031
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Loan Losses	250	275
Depreciation and Amortization	1,024	927
Net Accretion of Investment Security Discounts & Premium	(189)	(15)
Net Loss on Investment Securities	1,083	419
Net Loss on Sale of Property & Equipment	-	2
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(4,753)	(1,128)
Net Increase in Interest Payable and Other Liabilities	1,085	1,595
Net Cash Provided by Operating Activities	9,635	12,106

Investing Activities:
Securities Available-for-Sale:
Purchased	(33,014)	(25,944)
Sold, Matured or Called	23,570	23,302
Securities Held-to-Maturity:
Purchased	(2,165)	(2,186)
Matured or Called	3,676	3,349
Net Loans Originated or Acquired	(39,093)	(34,126)
Principal Collected on Loans Previously Charged Off	147	674
Net Additions to Premises and Equipment	(318)	(2,279)
Net Cash Used by Investing Activities	(47,197)	(37,210)

Financing Activities:
Net Decrease in Demand, Interest-Bearing Transaction, and Savings Accounts	(11,165)	(77,244)
Increase in Time Deposits	58,833	65,419
Net Decrease in Federal Funds Purchased	-	(650)
Net Increase in Federal Home Loan Bank Advances	16,346	35,788
Cash Dividends	(3,531)	(3,068)
Stock Repurchases	(609)	(3,092)
Net Cash Provided by Financing Activities	59,874	17,153

Increase (Decrease) in Cash and Cash Equivalents	22,312	(7,951)

Cash and Cash Equivalents at Beginning of Year	47,006	50,669
Cash and Cash Equivalents as of June 30, 2007 and June 30, 2006	$69,318	$42,718
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Significant Accounting Policies

Farmers & Merchants Bancorp (the Company) was organized March 10, 1999. Primary operations are related to traditional banking activities through its subsidiary Farmers & Merchants Bank of Central California (the Bank) which was established in 1916. The Bank’s wholly owned subsidiaries include Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Farmers & Merchants Investment Corporation has been dormant since 1991. Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank.

The Company’s other subsidiaries include F & M Bancorp, Inc. and FMCB Statutory Trust I. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank. During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name, “F & M Bank” as part of a larger effort to enhance the Company’s image and build brand name recognition. In December 2003, the Company formed a wholly owned subsidiary, FMCB Statutory Trust I. FMCB Statutory Trust I is a non-consolidated subsidiary per generally accepted accounting principles (GAAP), and was formed for the sole purpose of issuing Trust Preferred Securities. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and prevailing practice within the banking industry. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included.  These interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2006 Annual Report to Shareholders on Form 10-K.

The accompanying consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank’s wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant inter-company transactions have been eliminated in consolidation. The results of operations for the six-month period ended June 30, 2007 may not necessarily be indicative of the operating results for the full year 2007.

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

Investment Securities
Investment securities are classified at the time of purchase as held-to-maturity if it is management’s intent and the Company has the ability to hold the securities until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount using a level yield of interest over the estimated remaining period until maturity. Losses, reflecting a decline in value judged by the Company to be other than temporary, are recognized in the period in which they occur.

Securities are classified as available-for-sale if it is management’s intent, at the time of purchase, to hold the securities for an indefinite period of time and/or to use the securities as part of the Company’s asset/liability management strategy. These securities are reported at fair value with aggregate unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes. Fair values are based on quoted market prices or broker/dealer price quotations on a specific identification basis. Gains or losses on the sale of these securities are computed using the specific identification method.

Trading securities, if any, are acquired for short-term appreciation and are recorded in a trading portfolio and are carried at fair value, with unrealized gains and losses recorded in non-interest income.

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Loans
Loans are reported at the principal amount outstanding net of unearned discounts and deferred loan fees. Interest income on loans is accrued daily on the outstanding balances using the simple interest method. Loan origination fees are deferred and recognized over the contractual life of the loan as an adjustment to the yield. Loans are placed on non-accrual status when the collection of principal or interest is in doubt or when they become past due for 90 days or more unless they are both well-secured and in the process of collection. For this purpose, a loan is considered well secured if it is collateralized by property having a net realizable value in excess of the amount of the loan or is guaranteed by a financially capable party. When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and charged against current income; thereafter, interest income is recognized only as it is collected in cash. Loans placed on a non-accrual status are returned to accrual status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the recorded amount of the loan in the Consolidated Balance Sheet is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the observable or estimated market price of the loan or on the fair value of the collateral if the loan is collateral dependent. Impaired loans are placed on non-accrual status with income reported accordingly. Cash payments are first applied as a reduction of the principal balance until collection of the remaining principal and interest can be reasonably assured. Thereafter, interest income is recognized as it is collected in cash.

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

The factors evaluated in connection with the allowance may include existing general economic and business conditions affecting the key lending areas of the Company, current levels of problem loans and delinquencies, credit quality trends, collateral values, loan volumes and concentration, seasoning of the loan portfolio, specific industry conditions, recent loss experience, duration of the current business cycle, bank regulatory examination results and findings of the Company’s internal credit examiners.

The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans, which are discussed more fully in Note 4 to the Consolidated Financial Statements in the Company’s 2006 Annual Report to Shareholders on Form 10-K.

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

On May 15, 2007, the Board of Directors of Farmers & Merchants Bancorp declared a mid-year cash dividend of $4.35 per share, a 16.0% increase over the $3.75 per share paid in June 2006. The cash dividend was paid on July 1, 2007, to shareholders of record on June 5, 2007.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for the three and six month periods ended June 30, 2007 were 811,552 and 811,708. The weighted average number of shares outstanding for the three and six month periods ended June 30, 2006 were 819,077 and 820,667.

Segment Reporting
Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a holding company for a community bank which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernable lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Therefore, the Company only reports one segment.

Derivative Instruments and Hedging Activities
Statement of Financial Accounting Standards, No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” as amended by the Statement of Financial Accounting Standards, No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. Changes in the fair value of those derivatives are accounted for depending on the intended use of the derivative and the resulting designation under specified criteria. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, designed to minimize interest rate risk, the effective portions of the change in the fair value of the derivative are recorded in other comprehensive income (loss), net of related income taxes. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Company utilizes derivative financial instruments such as interest rate caps, floors, swaps and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of June 30, 2007.

Comprehensive Income
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income refers to revenues, expenses, gains and losses that generally accepted accounting principles recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income (loss) includes net income and changes in fair value of its available-for-sale investment securities, minimum pension liability adjustments and cash flow hedges.

2. Recent Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Prior to adopting Fin 48, the Company recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, “Accounting for Contingencies.” The provisions of FIN 48 were effective for the Company on January 1, 2007 and were applied to all tax positions upon initial application of this standard. Only tax positions that met the more-likely-than-not recognition threshold at the effective date were recognized upon adoption. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company has not chosen early adoption of SFAS No. 157. Management is in the process of evaluating the impact the adoption of SFAS No. 159 will have on the Company’s financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2007.  This analysis should be read in conjunction with our 2006 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

Forward–Looking Statements

This quarterly report contains various forward-looking statements, usually containing the words “estimate,” “project,” “expect,” “objective,” “goal,” or similar expressions and includes assumptions concerning the Company’s operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of commercial, agricultural, real estate, consumer, and other lending activities; (iv) changes in federal and state banking laws or regulations; (v) competitive pressure in the banking industry; (vi) changes in governmental fiscal or monetary policies; (vii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (viii) other factors discussed in the Company’s filings with the Securities and Exchange Commission.

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

Substantially all of the Company’s business activities are conducted within its market area.

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). As a California, state-chartered, non-fed member bank, the Bank is subject to regulation and examination by the California Department of Financial Institutions and the Federal Deposit Insurance Corporation.

Overview

The Company’s primary service area encompasses the northern Central Valley of California, a region that is impacted by the seasonal needs of the agricultural industry.  Accordingly, discussion of the Company’s Financial Condition and Results of Operations is influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in fall and winter as crops are harvested and sold).

For the three and six months ended June 30, 2007, Farmers & Merchants Bancorp reported net income of $5,666,000 and $11,135,000, earnings per share of $6.98 and $13.72, return on average assets of 1.57% and 1.56%, respectively.  Return on average shareholders’ equity was 16.24% and 16.27% for the three and six months ended June 30, 2007.

For the three and six months ended June 30, 2006, Farmers & Merchants Bancorp reported net income of $5,094,000 and $10,031,000, earnings per share of $6.22 and $12.22 and return on average assets of 1.51% and 1.50%, respectively.  Return on average shareholders’ equity was 16.06% and 15.94% for the three and six months ended June 30, 2006.

Factors resulting in the Company’s improved earnings performance during the first six months of 2007 as compared to the same period last year were: (1) a $74.7 million or 6.0% increase in average earning assets which helped offset the negative impact on the Company’s net interest margin due to rising deposit costs;  (2) an increase of $962,000 in fee income related primarily to  the Company’s Overdraft Privilege Service; and (3) an $869,000  liquidating dividend from the Company’s partial ownership position in WSBA, a credit card processing company. Factors (2) and (3) helped offset a $664,000 increase in loss on investment securities.

The following is a summary of the financial results for the six-month period ended June 30, 2007 compared to June 30, 2006.

•	Net income increased 11.0% to $11.1 million from $10.0 million.

•	Earnings per share increased 12.3% to $13.72 from $12.22.

•	Total assets increased 7.4% to $1.5 billion.

•	Total loans increased 7.8% to $1.1 billion.

•	Total deposits increased 14.2% to $1.2 billion.

•	Net interest income decreased 1.4% to $31.4 million from $31.8 million.

•	Net interest margin on a tax-equivalent basis decreased 37 basis points to 4.92% from 5.29%.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and six month periods ending June 30, 2007 and 2006.

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

The Company’s earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change.  In order to minimize income fluctuations, the Company attempts to match asset and liability maturities.  However, some maturity mismatch is inherent in the asset and liability mix. (See Item 3. “Quantitative and Qualitative Disclosures about Market Risk: Market Risk – Interest Rate Risk”).

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold	$8,574	$113	5.29%	$1,901	$24	5.06%
Investment Securities Available-for-Sale
U.S. Treasuries		0	0.00%	0	0	0.00%
U.S. Agencies	0	0	0.00%	30,845	315	4.08%
Municipals - Taxable		0	0.00%	0	0	0.00%
Municipals - Non-Taxable	11,726	204	6.97%	16,106	257	6.38%
Mortgage Backed Securities	107,773	1,397	5.18%	109,965	1,304	4.74%
Other	6,562	55	3.35%	4,905	87	7.09%
Total Investment Securities Available-for-Sale	126,061	1,656	5.26%	161,821	1,963	4.85%

Investment Securities Held-to-Maturity
U.S. Treasuries	0	0	0.00%	0	0	0.00%
U.S. Agencies	30,502	319	4.18%	30,607	318	4.16%
Municipals - Taxable		0	0.00%	0	0	0.00%
Municipals - Non-Taxable	69,458	1,015	5.84%	65,990	968	5.87%
Mortgage Backed Securities	7,961	75	3.77%	10,071	96	3.81%
Other	2,110	15	2.84%	2,122	16	3.02%
Total Investment Securities Held-to-Maturity	110,031	1,424	5.17%	108,790	1,398	5.14%

Loans
Real Estate	626,265	11,499	7.36%	550,175	9,611	7.01%
Home Equity	65,990	1,304	7.93%	65,816	1,309	7.98%
Agricultural	199,861	4,219	8.47%	164,321	3,423	8.36%
Commercial	175,944	3,708	8.45%	182,327	3,905	8.59%
Consumer	13,755	313	9.13%	13,761	306	8.92%
Credit Card	5,348	131	9.82%	5,410	134	9.93%
Municipal	1,168	4	1.37%	1,044	10	3.84%
Total Loans	1,088,331	21,178	7.81%	982,854	18,698	7.63%
Total Earning Assets	1,332,997	$24,371	7.33%	1,255,366	$22,083	7.06%

Unrealized Gain/(Loss) on Securities Available-for-Sale	(1,038)			(4,586)
Allowance for Loan Losses	(18,064)			(18,258)
Cash and Due From Banks	37,308			36,397
All Other Assets	91,230			79,893
Total Assets	$1,442,433			$1,348,812

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$129,851	$24	0.07%	$128,099	$23	0.07%
Savings	290,779	1,108	1.53%	277,004	492	0.71%
Time Deposits	551,841	6,419	4.67%	402,292	3,559	3.55%
Total Interest Bearing Deposits	972,471	7,551	3.11%	807,395	4,074	2.02%
Other Borrowed Funds	25,715	339	5.29%	116,576	1,493	5.14%
Subordinated Debentures	10,310	214	8.33%	10,310	206	8.04%
Total Interest Bearing Liabilities	1,008,496	$8,104	3.22%	934,281	$5,773	2.48%
Interest Rate Spread			4.11%			4.58%
Demand Deposits (Non-Interest Bearing)	272,504			271,425
All Other Liabilities	21,862			16,218
Total Liabilities	1,302,862			1,221,924

Shareholders' Equity	139,571			126,888
Total Liabilities & Shareholders' Equity	$1,442,433			$1,348,812
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.78%			0.63%
Net Interest Income and Margin on Total Earning Assets		16,267	4.89%		16,310	5.21%
Tax Equivalent Adjustment		(401)			(414)
Net Interest Income		$15,866	4.77%		$15,896	5.08%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $625,000 and $645,000 for the quarters ended June 30, 2007 and 2006, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold	$14,695	$388	5.32%	$1,623	$37	4.60%
Investment Securities Available-for-Sale
U.S. Treasuries			0.00%		0	0.00%
U.S. Agencies	0	0	0.00%	30,852	624	4.05%
Municipals - Taxable	-	-	0.00%	0	0	0.00%
Municipals - Non-Taxable	11,462	402	7.02%	15,768	494	6.26%
Mortgage Backed Securities	108,347	2,790	5.15%	107,956	2,488	4.61%
Other	7,522	156	4.15%	4,507	157	6.97%
Total Investment Securities Available-for-Sale	127,331	3,348	5.26%	159,083	3,763	4.73%

Investment Securities Held-to-Maturity
U.S. Treasuries	0	0	0.00%	0	0	0.00%
U.S. Agencies	30,516	636	4.17%	30,620	635	4.15%
Municipals - Taxable			0.00%		0	0.00%
Municipals - Non-Taxable	69,696	2,029	5.82%	66,129	1,956	5.92%
Mortgage Backed Securities	8,211	156	3.80%	10,356	198	3.82%
Other	2,111	31	2.94%	2,123	31	2.92%
Total Investment Securities Held-to-Maturity	110,534	2,852	5.16%	109,228	2,820	5.16%

Loans
Real Estate	621,418	22,671	7.36%	550,133	19,353	7.09%
Home Equity	66,068	2,609	7.96%	66,654	2,581	7.81%
Agricultural	190,852	8,036	8.49%	158,463	6,392	8.13%
Commercial	168,822	7,120	8.50%	180,244	7,374	8.25%
Consumer	13,780	607	8.88%	13,425	592	8.89%
Credit Card	5,416	270	10.05%	5,375	267	10.02%
Municipal	1,042	8	1.55%	1,030	21	4.11%
Total Loans	1,067,398	41,321	7.81%	975,324	36,580	7.56%
Total Earning Assets	1,319,958	$47,909	7.32%	1,245,258	$43,200	7.00%

Unrealized Gain/(Loss) on Securities Available-for-Sale	(1,131)			(3,608)
Allowance for Loan Losses	(18,069)			(18,238)
Cash and Due From Banks	38,464			37,372
All Other Assets	90,199			78,607
Total Assets	$1,429,421			$1,339,391

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$130,262	$46	0.07%	$129,294	$45	0.07%
Savings	289,654	2,043	1.42%	280,051	847	0.61%
Time Deposits	541,526	12,443	4.63%	391,747	6,575	3.38%
Total Interest Bearing Deposits	961,442	14,532	3.05%	801,092	7,467	1.88%
Other Borrowed Funds	28,342	738	5.25%	106,410	2,665	5.05%
Subordinated Debentures	10,310	428	8.37%	10,310	395	7.75%
Total Interest Bearing Liabilities	1,000,094	$15,698	3.17%	917,812	$10,527	2.31%
Interest Rate Spread			4.15%			4.68%
Demand Deposits (Non-Interest Bearing)	271,362			280,540
All Other Liabilities	21,061			15,175
Total Liabilities	1,292,517			1,213,527

Shareholders' Equity	136,904			125,864
Total Liabilities & Shareholders' Equity	$1,429,421			$1,339,391
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.77%			0.61%
Net Interest Income and Margin on Total Earning Assets		32,211	4.92%		32,673	5.29%
Tax Equivalent Adjustment		(800)			(828)
Net Interest Income		$31,411	4.80%		$31,845	5.16%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.1 million and $1.5 million for the six months ended June 30, 2007 and 2006, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended			Six Months Ended
	June 30, 2007 compared to June 30, 2006			June 30, 2007 compared to June 30, 2006
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Federal Funds Sold	$87	$2	$89	$344	$7	$351
Investment Securities Available for Sale
U.S. Treasuries	0	0	0	0	0	0
U.S. Agencies	(315)	0	(315)	(624)	0	(624)
Municipals - Taxable	0	0	0	0	0	0
Municipals - Non-Taxable	(75)	22	(53)	(146)	55	(91)
Mortgage Backed Securities	(26)	119	93	9	293	302
Other	23	(55)	(32)	79	(80)	(1)
Total Investment Securities Available for Sale	(393)	86	(307)	(682)	268	(414)

Investment Securities Held to Maturity
U.S. Treasuries	0	0	0	0	0	0
U.S. Agencies	(1)	2	1	(2)	3	1
Municipals - Taxable	0	0	0	0	0	0
Municipals - Non-Taxable	50	(4)	46	104	(31)	73
Mortgage Backed Securities	(20)	(1)	(21)	(41)	(1)	(42)
Other	0	(1)	(1)	0	0	0
Total Investment Securities Held to Maturity	29	(4)	25	61	(29)	32

Loans:
Real Estate	1,380	509	1,889	2,581	737	3,318
Home Equity	3	(8)	(5)	(24)	52	28
Agricultural	750	46	796	1,353	291	1,644
Commercial	(135)	(62)	(197)	(480)	226	(254)
Consumer	1	6	7	16	(1)	15
Credit Card	(2)	(1)	(3)	2	1	3
Other	1	(7)	(6)	0	(13)	(13)
Total Loans	1,998	483	2,481	3,448	1,293	4,741
Total Earning Assets	1,721	567	2,288	3,171	1,539	4,710

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	0	1	1	0	1	1
Savings	26	590	616	30	1,166	1,196
Time Deposits	1,548	1,312	2,860	2,985	2,883	5,868
Total Interest Bearing Deposits	1,574	1,903	3,477	3,015	4,050	7,065
Other Borrowed Funds	(1,197)	43	(1,154)	(2,031)	104	(1,927)
Subordinated Debentures	0	8	8	0	33	33
Total Interest Bearing Liabilities	377	1,954	2,331	984	4,187	5,171
Total Change	$1,344	$(1,387)	$(43)	$2,187	$(2,648)	$(461)
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change".  The above figures have been rounded to the nearest whole number.

2nd Quarter 2007 vs. 2nd Quarter 2006
Net interest income for the second quarter of 2007 decreased 0.2% or $30,000 to $15.9 million.  On a fully taxable equivalent basis, net interest income decreased 0.3% and totaled $16.3 million for the second quarter of 2007.  As more fully discussed below, the decrease in net interest income was primarily due to increasing deposit costs.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended June 30, 2007, the Company’s net interest margin was 4.89% compared to 5.21% for the quarter ended June 30, 2006. Recent trends in pricing of both loans and deposits will continue, in management’s opinion, to place pressure on the Company’s net interest margin in future quarters.

Loans, generally the Company’s highest earning assets, increased $78.3 million as of June 30, 2007 compared to June 30, 2006. See “Financial Condition – Loans” for further discussion on this increase. On an average balance basis, loans increased by $105.5 million for the quarter ended June 30, 2007. As a result of this loan growth, the mix of the Company’s earning assets improved as loans increased from 78.3% of average earning assets during the second quarter of 2006 to 81.6% during the second quarter of 2007. The quarter-to-date yield on the loan portfolio increased 17 basis points to 7.81% for the quarter ended June 30, 2007 compared to 7.63% for the quarter ended June 30, 2006. This increase in yield plus the growth in loan balances resulted in interest revenue from loans increasing 13.3% to $21.2 million for the quarter ended June 30, 2007. Although the yield on the Company’s loans increased over the same quarter in 2006, the Company is currently experiencing aggressive competitor pricing for loans that it may need to respond to in order to retain key customers. This could negatively impact future loan yields.

The investment portfolio is the other main component of the Company’s earning assets. Management believes the Company’s investment policy is conservative.  The Company invests primarily in mortgage-backed securities, U.S. Government Agencies, and high-grade municipals.  Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is generally less than that of loans.

Average investment securities were $236.1 million for the second quarter of 2007 compared to $270.6 million for the second quarter of 2006.  The average yield, on a taxable equivalent basis (TE), in the investment portfolio was 5.22% for the second quarter of 2007 compared to 4.97% for the second quarter of 2006. The increase in the yield on investment securities was not enough to offset the decrease in volume and resulted in a decrease in interest income of $281,000, or 8.4%, for the three months ended June 30, 2007.  Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a taxable equivalent basis (TE), which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Compared to the second quarter of 2006, the Company has grown average interest-bearing sources of funds by $74.2 million or 7.9%.  Interest bearing deposits grew $165.1 million while all other interest bearing sources of funds (including FHLB Advances) decreased by $90.9 million (see Deposits and Federal Home Loan Bank Advances and Other Borrowings).  Overall, the average interest rate on interest-bearing sources of funds was 3.22% for the three months ended June 30, 2007 and 2.48% for the three months ended June 30, 2006. The increase in the volume and rate on interest-bearing sources of funds resulted in an increase in interest expense of $2.3 million, or 40.4%, for the three months ended June 30, 2007 over the same period in 2006.

Six Months Ending June 30, 2007 vs. Six Months Ending June 30, 2006
During the first six months of 2007, net interest income decreased 1.4% to $31.4 million, compared to $31.8 million at June 30, 2006.  On a fully taxable equivalent basis, net interest income decreased 1.4% and totaled $32.2 million at June 30, 2007, compared to $32.7 million at June 30, 2006. As more fully discussed below, the decrease in net interest income was primarily due to increasing deposit costs.

For the six months ended June 30, 2007, the Company’s net interest margin was 4.92% compared to 5.29% for the same period in 2006.

Loans, on an average balance basis, increased by $92.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  The yield on the loan portfolio increased 25 basis points to 7.81% for the six months ended June 30, 2007 compared to 7.56% for the six months ended June 30, 2006.  This increase in yield and volume resulted in interest revenue from loans increasing 13.0% or $4.7 million for the first six months of 2007.

Average investment securities were $237.8 million for the six months ended June 30, 2007 compared to $268.3 million for the same period in 2006.  The average yield (TE) for the six months ended June 30, 2007 was 5.21% compared to 4.91% for the six months ended June 30, 2006, partially due to an increase in higher yielding mortgage backed securities.  The increase in the yield on investment securities was not enough to offset the decrease in volume and resulted in a decrease in interest income of $382,000, or 5.8%, for the six months ended June 30, 2007.

Compared to the first six months of 2006, the Company has grown average interest-bearing sources of funds by $82.3 million or 9.0%. Interest bearing deposits grew $160.3 million while all other interest bearing sources of funds (including FHLB Advances) decreased by $78.1 million (see Deposits and Federal Home Loan Bank Advances and Other Borrowings).  Overall, the average interest rate on interest-bearing sources of funds was 3.17% for the six months ended June 30, 2007 and 2.31% for the six months ended June 30, 2006. The increase in the volume and rate on interest-bearing sources of funds resulted in an increase in interest expense of $5.2 million, or 49.1%, for the six months ended June 30, 2007 compared to the same period in 2006.

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

The Company has established credit management policies and procedures that govern both the approval of new loans and the monitoring of the existing portfolio.  The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans to one borrower and by restricting loans made primarily to its principal market area where management believes it is better able to assess the applicable risk.  Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc.  Management reports regularly to the Board of Directors regarding trends and conditions in the loan portfolio and regularly conducts credit reviews of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight.

Provision for loan losses for the first half of 2007 was $250,000 compared to $275,000 for the first half of 2006.  Changes in the provision, and the resulting impact on the allowance for loan losses, between the first half of 2007 and 2006 were the result of management’s evaluation of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses and the prevailing economic climate and its effect on borrowers’ ability to repay loans in accordance with the terms of the notes (see “Note 1. Significant Accounting Policies – Allowance for Loan Losses” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk”).

The allowance for loan losses was $17.9 million or 1.65% of the total loan balance and $18.5 million or 1.84% of the total loan balance at June 30, 2007 and June 30, 2006, respectively. As of December 31, 2006, the allowance for loan losses was $18.1 million, which represented 1.72% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of June 30, 2007 was adequate (see “Financial Condition – Loans and Non-Performing Assets” for additional discussion). See the table below for allowance for loan loss activity for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Balance at Beginning of Period	$18,060	$18,258	$18,099	$17,860
Provision Charged to Expense	250	-	250	275
Recoveries of Loans Previously Charged Off	53	406	147	664
Loans Charged Off	(433)	(133)	(566)	(268)
Balance at End of Period	$17,930	$18,531	$17,930	$18,531

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) credit card merchant fees; (4) ATM fees; (5) increases in the cash surrender value of bank owned life insurance; (6) net investment gains and losses on non-qualified deferred compensation plan balances; and (7) fees from other miscellaneous business services.

2nd Quarter 2007 vs. 2nd Quarter 2006
Overall, non-interest income increased $632,000 or 18.1% for the three months ended June 30, 2007 compared to the same period of 2006.

One reason for this increase was fees related to our Overdraft Privilege Service, which was offered to eligible customers with deposit accounts in good standing beginning May 1, 2006.  These fees increased approximately $366,000 for the three months ending June 30, 2007 compared to the same period in 2006.

A second factor affecting non-interest income was an increase of $415,000 in investment gains on non-qualified deferred compensation plan balances. Gain/loss on these plans fluctuates depending on the type of investments held and market trends in interest rates and stock prices.

The preceding increases in non-interest income were partially offset by a loss on investment securities of $315,000 for the second quarter of 2007 compared to no loss for the second quarter of 2006. During the first quarter of 2007 the Company recorded a loss on one of its investment securities as a result of an other than temporary impairment in market value (see “Note 1. Significant Accounting Policies” and “Investment Securities”). An additional impairment loss was recorded during the second quarter of 2007 to adjust the same security to its June 30, 2007 market value.

Six Months Ending June 30, 2007 vs. Six Months Ending June 30, 2006
Non-interest income increased $1.8 million or 29.2% for the six months ended June 30, 2007 compared to the same period of 2006.

As discussed above, one reason for this increase was fees related to our Overdraft Privilege Service, which increased approximately $1 million for the six months ended June 30, 2007 compared to the same period of 2006.

Also impacting non-interest income during the first half of 2007 was the receipt of an $870,000 liquidating dividend from the Company’s partial ownership in WSBA, a credit card processing company whose operating assets were sold during 2006 and the company was subsequently liquidated in 2007.

Another factor affecting non-interest income for the six-month period ending June 30, 2007 was an increase of $444,000 in investment gains on non-qualified deferred compensation plan balances.

The preceding increases were partially offset by impairment losses on investment securities of $1.1 million through the first six months of 2007 as compared to losses of $419,000 from sales of available-for-sale investment securities for the first six months of 2006 (see “Investment Securities”).

Non-Interest Expense
Non-interest expense for the Company includes expenses for salaries and employee benefits, occupancy, equipment, supplies, legal fees, professional services, data processing, marketing, deposit insurance, merchant bankcard operations, and other miscellaneous expenses.

2nd Quarter 2007 vs. 2nd Quarter 2006
Non-interest expense decreased $437,000 or 3.8% from the second quarter of 2006, primarily as a result of a $329,000 decrease in equipment expense related to software and maintenance contracts. The remaining decrease was in marketing expense related to mailings to potential customers.

Six Months Ending June 30, 2007 vs. Six Months Ending June 30, 2006
Non-interest expense for the six months ended June 30, 2007 increased $50,000 or 0.2% over the same period in 2006. The primary factors affecting non-interest expense were: (1) decreased equipment expense related to software and maintenance contracts; (2) decreased marketing expense related to mailings to potential customers; (3) increased consulting fees related to the Company’s Overdraft Privilege Service; and (4) increased legal fees related to expanded SEC disclosure requirements.

Income Taxes
The provision for income taxes increased 7.4% to $3.1 million for the second quarter of 2007.  The Company’s effective tax rate decreased for the second quarter of 2007 and was 35.7% compared to 36.5% for the same period in 2006.

The provision for income taxes increased 3.8% to $5.9 million for the first six months of 2007.  The Company’s effective tax rate decreased for the first six months of 2007 and was 34.8% compared to 36.4% for the same period in 2006.

The Company’s effective tax rate can change somewhat from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance, California enterprise zone interest income exclusion and tax-exempt interest income on municipal securities and loans.

Financial Condition

This section presents a comparison of the Company’s balance sheet for the six-month period ending June 30, 2007 and the same period in 2006.  As previously discussed (see “Overview”) the seasonality of the Company’s business due to its agricultural customer base makes a comparison of the June 30th balance sheet to the preceding December 31st not meaningful.

Investment Securities
The Financial Accounting Standards Board Statement, “Accounting for Certain Investments in Debt and Equity Securities”, requires the Company to classify its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the positive intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income.  Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demand and other factors.  These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes. Investment securities are evaluated for impairment on at least a quarterly basis to determine whether a decline in their value is other than temporary.  During the first half of 2007 the Company recorded an impairment loss on one of its investment securities (see “Non-Interest Income”).

The investment portfolio provides the Company with an income alternative to loans as well as a tool to better manage its liquidity and interest rate risk. As of June 30, 2007 the investment portfolio represented 16.8% of the Company's total assets. Total investment securities decreased $17.0 million from a year ago and now total $248.8 million.  Cash flows generated from reductions in the investment portfolio were used to fund higher yielding loans.

Not included in the investment portfolio are overnight investments in Federal Funds Sold.  For the six months ended June 30, 2007, average Federal Funds Sold was $14.7 million compared to $1.6 million at June 30, 2006.

Loans
The Company's loan portfolio at June 30, 2007 increased $78.3 million from June 30, 2006.  The increase was due to strong loan demand in the Company’s market area, along with a focused calling program on selected loan prospects.  Most of the year-over-year growth occurred in Agricultural Loans and Real Estate Loans (primarily those secured by production agricultural properties), market segments where the Company believes that current market rates are more reasonable than in the areas of Commercial, Consumer, Home Equity and Other Real Estate loans. Additionally, on an average balance basis loans have increased $92.1 million or 9.4% from prior year. Although the Company has continued to experience strong loan demand, aggressive competitor pricing could place pressures on future yields (see “Net Interest Income/Net Interest Margin”). The following table sets forth the distribution of the loan portfolio by type as of the dates indicated.

Loan Portfolio:
(in thousands)	June 30, 2007	Dec. 31, 2006	June 30, 2006
Real Estate	$541,651	$516,606	$473,542
Real Estate Construction	73,634	95,378	92,618
Home Equity	66,641	67,132	66,402
Agricultural	207,357	183,589	176,621
Commercial	178,525	165,412	179,808
Consumer	20,138	21,222	20,514
Gross Loans	1,087,946	1,049,339	1,009,505
Less:
Unearned Income	2,507	2,427	2,400
Allowance for Loan Losses	17,930	18,099	18,531
Net Loans	$1,067,509	$1,028,813	$988,574

Non-Performing Assets
Non-performing assets are comprised of non-performing loans (defined as non-accrual loans plus accruing loans past due 90 days or more) and other real estate owned.  As set forth in the table below, non-performing loans as of June 30, 2007 were $639,000 compared to $127,000 at June 30, 2006. Accrued interest reversed from income on loans placed on a non-accrual status totaled $57,000 for the six months ended June 30, 2007 compared to $15,000 for the six months ended June 30, 2006. The Company has reported no other real estate owned from June 30, 2006 through June 30, 2007.

Non-Performing Assets
(in thousands)	June 30, 2007	Dec. 31, 2006	June 30, 2006
Non-Performing Loans	$639	$54	$127
Other Real Estate Owned	-	-	-
Total	$639	$54	$127

Non-Performing Assets as a % of Gross Loans	0.06%	0.01%	0.01%
Allowance for Loan Losses as a % of Non-Performing Loans	2,805.9%	33,516.7%	14,591.3%

Except for non-performing loans shown in the table above, the Bank’s management is not aware of any loans as of June 30, 2007 for which known credit problems of the borrower would cause serious doubts as to the ability of these borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date.  The Company’s management cannot, however, predict the extent to which the following or other factors may affect a borrower’s ability to pay: (1) deterioration in general economic conditions, real estate values or agricultural commodity prices; (2) increases in interest rates; or (3) changes in the overall financial condition or business of a borrower.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base.  The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

At June 30, 2007, deposits totaled $1.2 billion.  This represents an increase of 14.2% or $154.7 million from June 30, 2006. Core deposits (exclusive of Public Time Deposits) increased 9.0% over the same period.  Public Time Deposits have increased $63.0 million since June 30, 2006 primarily because of the Company’s decision to increase its use of State of California time deposits for short-term funding needs instead of using FHLB Advances (see “Federal Home Loan Bank Advances and Other Borrowings”).

Due to the rising interest rate environment, the primary area of deposit growth was in time deposits, which grew $136.8 million or 32.5% from June 30, 2006. However, as a result of a focused calling program on selected deposit prospects, the Company has also experienced growth in Demand, Interest Bearing Transaction and Savings deposits in the amount of $17.8 million since June 30, 2006.  The Company continues to experience aggressive competitor pricing for deposits which may impact future fund costs (see “Net Interest Income/Net Interest Margin”).

Federal Home Loan Bank Advances and Other Borrowings
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets (see “Item 3. Quantitative and Qualitative Disclosures about Market Risk and Liquidity Risk”).  These advances are also used to manage the Company’s interest rate risk exposure, and as opportunities exist, to borrow and invest the proceeds at a positive spread through the investment portfolio.  FHLB Advances as of June 30, 2007 were $63.9 million compared to $134.6 million as of June 30, 2006. See “Deposits” for a discussion of the Company’s use of Public Deposits from the State of California to replace FHLB Advances.

Long-Term Subordinated Debentures
On December 17, 2003 the Company raised $10 million through an offering of trust-preferred securities.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”).  These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%.  Interest rates reset quarterly and were 8.21% as of June 30, 2007, 8.21% at December 31, 2006 and 8.25% at June 30, 2006.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements.  The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection.  Shareholders’ Equity totaled $138.1 million at June 30, 2007 and $125.7 million at June 30, 2006.

The Company and the Bank are subject to capital adequacy requirements administered by the federal banking agencies. Under these requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank's financial statements.  Management believes, as of June 30, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

In its most recent notification from the Federal Deposit Insurance Corporation the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s categories.

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Total Capital to Risk Weighted Assets	$166,901	12.40%	$107,716	8.0%	N/A	N/A
Tier I Capital to Risk Weighted Assets	150,055	11.14%	53,858	4.0%	N/A	N/A
Tier I Capital to Average Assets	150,055	10.48%	57,290	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Total Capital to Risk Weighted Assets	$160,204	11.96%	$107,159	8.0%	$133,919	10.0%
Tier I Capital to Risk Weighted Assets	143,444	10.71%	53,580	4.0%	80,369	6.0%
Tier I Capital to Average Assets	143,444	10.05%	57,094	4.0%	71,368	5.0%

As previously discussed (see Long-term Subordinated Debentures), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of trust preferred securities.  On March 1, 2005 the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of trust preferred securities (“TPS”) by bank holding companies (“BHCs”).  Under the final rule BHCs may include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill.  The quantitative limitation concerning goodwill will not be effective until March 31, 2009. Any portion of trust-preferred securities not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations.  The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company’s trust preferred securities currently qualify as Tier 1 capital.

In accordance with the provisions of Financial Accounting Standard Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the Company does not consolidate the subsidiary trust which has issued the trust-preferred securities.

In 1998, the Board approved the Company’s first stock repurchase program which expired on May 1, 2001. During the second quarter of 2004, the Board approved a second stock repurchase program because it concluded that the Company continued to have more capital than it needed to meet present and anticipated regulatory guidelines for the Bank to be classified as “well capitalized.” On April 4, 2006, the Board unanimously approved expanding the repurchase program to allow the repurchase of up to $15 million of stock between May 1, 2006 and April 30, 2009.

Repurchases under the program will continue to be made on the open market or through private transactions. The repurchase program also requires that no purchases may be made if the Bank would not remain “well-capitalized” after the repurchase. All shares repurchased under the repurchase program will be retired (see the Company’s 2006 Form 10-K, Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities).

During the second quarter of 2007, the Company repurchased 1,000 shares at an average share price of $510 per share. During the second quarter of 2006, the Company repurchased 4,041 shares at an average share price of $508. Since the second share repurchase program was expanded in 2006, the Company has repurchased over 9,400 shares for total consideration of $4.8 million.

Critical Accounting Policies and Estimates
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  In preparing the Company’s financial statements management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  These judgments govern areas such as the allowance for loan losses, the fair value of financial instruments, accounting for income taxes and pension accounting.

For a full discussion of the Company’s critical accounting policies and estimates see “Management’s Discussion and Analysis” in the Company’s Annual Report to Shareholders for the year ended December 31, 2006.

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of June 30, 2007, the Company had entered into commitments with certain customers amounting to $382.9 million compared to $442.5 million at December 31, 2006 and $319.9 million at June 30, 2006.  Letters of credit at June 30, 2007, December 31, 2006 and June 30, 2006, were $11.0 million, $10.9 million and $9.1 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management
The Company has adopted a Risk Management Plan, which aims to ensure the proper control and management of all risk factors inherent in the operation of the Company.  Specifically, credit risk, interest rate risk, liquidity risk, compliance risk, strategic risk, reputation risk and price risk can all affect the market risk of the Company.  These specific risk factors are not mutually exclusive.  It is recognized that any product or service offered by the Company may expose the Company to one or more of these risk factors.

Credit Risk
Credit risk is the risk to earnings or capital arising from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed.  Credit risk is found in all activities where success depends on counterparty, issuer or borrower performance.

Credit risk in the investment portfolio and correspondent bank accounts is addressed through defined limits in the Company’s policy statements. In addition, certain securities carry insurance to enhance credit quality of the bond.

Credit risk in the loan portfolio is controlled by limits on industry concentration, aggregate customer borrowings and geographic boundaries.  Standards on loan quality also are designed to reduce loan credit risk. Senior Management, Directors’ Committees, and the Board of Directors are regularly provided with information intended to identify, measure, control and monitor the credit risk of the Company.

The Company’s methodology for assessing the appropriateness of the allowance is applied on a regular basis and considers all loans. The systematic methodology consists of two major elements.  The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

Central to the first phase and the Company’s credit risk management is its loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is based primarily on a thorough analysis of each borrower’s financial position in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior credit administration personnel. Credits are monitored by credit administration personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

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

The second phase is conducted by segmenting the loan portfolio by risk rating and into groups of loans with similar characteristics in accordance with SFAS No. 5, “Accounting for Contingencies.”  In this second phase, groups of loans are reviewed and applied the appropriate allowance percentage to determine a portfolio formula allowance.

The second major element of the analysis, which considers all known relevant internal and external factors that may affect a loan’s collectibility, is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

▪	then-existing general economic and business conditions affecting the key lending areas of the Company;
▪	credit quality trends (including trends in non-performing loans expected to result from existing conditions);
▪	collateral values;
▪	loan volumes and concentrations;
▪	seasoning of the loan portfolio;
▪	specific industry conditions within portfolio segments;
▪	recent loss experience within portfolio segments;
▪	duration of the current business cycle;
▪	bank regulatory examination results; and
▪	findings of the Company’s internal credit examiners.

Management reviews these conditions in discussion with the Company’s senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the inherent loss related to such condition is reflected in the second major element of the allowance.

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

Management believes that the allowance for loan losses at June 30, 2007 was adequate to provide for both recognized losses and estimated inherent losses in the portfolio.  No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

Market Risk - Interest Rate Risk
The mismatch between maturities of interest sensitive assets and liabilities results in uncertainty in the Company’s earnings and economic value and is referred to as interest rate risk.  The Company does not attempt to predict interest rates and positions the balance sheet in a manner, which seeks to minimize, to the extent possible, the effects of changing interest rates.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet.  This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates.  A shift in rates over a 12-month period is assumed.  Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations.  At June 30, 2007, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.26% if rates increase by 200 basis points and a decrease in net interest income of 1.14% if rates decline 200 basis points. Comparatively, at December 31, 2006, the Company’s estimated net interest income sensitivity was an increase in net interest income of 0.92% if rates increase by 200 basis points and a decrease in net interest income of 2.43% if rates decrease 200 basis points.

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

Liquidity Risk
Liquidity risk is the risk to earnings or capital resulting from the Company’s inability to meet its obligations when they come due without incurring unacceptable losses.  It includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect the Company’s ability to liquidate assets or acquire funds quickly and with minimum loss of value.  The Company endeavors to maintain a cash flow adequate to fund operations, handle fluctuations in deposit levels, respond to the credit needs of borrowers and to take advantage of investment opportunities as they arise.  The principal sources of liquidity include credit facilities from correspondent banks, brokerage firms and the Federal Home Loan Bank, as well as interest and principal payments on loans and investments, proceeds from the maturity or sale of investments, and growth in deposits.

In general, liquidity risk is managed by controlling the level of borrowings and the use of funds provided by the cash flow from the investment portfolio. At June 30, 2007, the Company maintained Federal Funds borrowing lines of $75 million with banks subject to the customary terms and conditions for such arrangements and $150 million in repurchase lines with major brokers.  In addition, the Company has additional borrowing capacity of $163.2 million from the Federal Home Loan Bank.

At June 30, 2007, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $63.6 million, which represents 4.3% of total assets.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information is recorded and reported in all filings of financial reports. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing these controls and procedures, management recognizes that they can only provide reasonable assurance of achieving the desired control objectives. Management also evaluates the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of Company’s disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company. The evaluation was based, in part, upon reports and affidavits provided by a number of executives. Based on the foregoing, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the second quarter of 2007.

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

ITEM 1A. Risk Factors

See Item 1A. Risk Factors in the Company’s 2006 Form 10-K. In management’s opinion there have been no material changes in risk factors since the filing of the 2006 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the second quarter of 2007.

Second Quarter 2007	Number of Shares	Average Price per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
04/01/2007 - 04/30/2007	-	-	-	$10,718,880
05/01/2007 - 05/31/2007	-	-	-	10,718,880
06/01/2007 - 06/30/2007	1,000	$510	1,000	10,208,880
Total	1,000	$510	1,000	$10,208,880

The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange However, trades may be reported on the OTC Bulletin Board under the symbol “FMCB.OB.” Additionally, management is aware that there are private transactions in the Company’s common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Farmers & Merchants Bancorp was held on May 21, 2007. There were 635,702 shares represented in person and by proxy. At this meeting, the Company’s shareholders considered and voted on the following matters:

1. ELECTION OF DIRECTORS

Directors	For	%	Withheld	%

S. ADAMS	616,541	97.0%	19,161	3.0%

R. BURLINGTON	620,147	97.6%	15,555	2.4%

E. CORUM, JR	620,118	97.5%	15,584	2.5%

R. HUNNELL	618,583	97.3%	17,119	2.7%

O. METTLER	614,861	96.7%	20,841	3.3%

J. PODESTA	620,147	97.6%	15,555	2.4%

K. SANGUINETTI	620,147	97.6%	15,555	2.4%

K. STEINWERT	614,707	96.7%	20,995	3.3%

C. SUESS	620,147	97.6%	15,555	2.4%

C. WISHEK, JR.	618,364	97.3%	17,338	2.7%

2. AMENDMENT OF CERTIFICATE OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES

	Number of Shares	% of Voted Shares

FOR	561,140	88.3%

AGAINST	49,999	7.9%

ABSTAIN	24,563	3.8%

3. AMENDMENT OF CERTIFICATE OF INCORPORATION TO AUTHORIZE DIRECTOR AMENDMENTS TO THE BY-LAWS

	Number of Shares	% of Voted Shares

FOR	545,353	85.8%

AGAINST	52,224	8.2%

ABSTAIN	38,125	6.0%

4. AMENDMENT OF THE BY-LAWS TO ADJUST THE RANGE OF DIRECTORS

	Number of Shares	% of Voted Shares

FOR	563,946	88.7%

AGAINST	47,943	7.5%

ABSTAIN	23,813	3.8%

ITEM 5. Other Information

None

ITEM 6. Exhibits

See Exhibit Index on the following page.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: August 6, 2007	/s/ Kent A. Steinwert

Kent A. Steinwert
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2007	/s/ Stephen W. Haley

Stephen W. Haley
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit No	Description
3.1
Amended Articles of Incorporation (incorporated by reference to Appendices 1 and 2 to the Registrant's Definitive Proxy Statement on Schedule 14A for its 2007 Annual Meeting of Stockholders and Exhibit 3(i) to the Registrant's Current Report on Form 8-K dated April 30, 1999).

3.2
Amended By-Laws (incorporated by reference to Appendix 3 to the Registrant's Definitive Proxy Statement on Schedule 14A for its 2007 Annual Meeting of Stockholders, Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated June 7, 2005 and Exhibit 3(ii) to the Registrant's Current Report on Form 8-K dated April 30, 1999).

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