Form 10-Q
period 2007-09-30
FARMERS & MERCHANTS BANCORP
filed 2007-11-08
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or

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

Number of shares of common stock of the registrant:  Par value $0.01, authorized 20,000,000 shares; issued and outstanding 805,668 as of October 31, 2007.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets (Unaudited)
(in thousands)	Sept. 30,	December 31,	Sept. 30,
Assets	2007	2006	2006
Cash and Cash Equivalents:
Cash and Due From Banks	$43,406	$47,006	$41,609
Federal Funds Sold	700	-	-
Total Cash and Cash Equivalents	44,106	47,006	41,609

Investment Securities:
Available-for-Sale	135,377	132,627	150,994
Held-to-Maturity	108,617	111,240	113,045
Total Investment Securities	243,994	243,867	264,039

Loans	1,122,515	1,046,912	1,035,200
Less: Allowance for Loan Losses	17,842	18,099	18,300
Loans, Net	1,104,673	1,028,813	1,016,900
Premises and Equipment, Net	19,566	20,496	19,731
Bank Owned Life Insurance	39,737	38,444	38,026
Interest Receivable and Other Assets	38,406	32,607	35,508
Total Assets	$1,490,482	$1,411,233	$1,415,813

Liabilities
Deposits:
Demand	$295,066	$295,142	$269,519
Interest Bearing Transaction	130,415	132,875	125,488
Savings	281,310	271,019	272,127
Time	579,243	499,492	447,258
Total Deposits	1,286,034	1,198,528	1,114,392

Fed Funds Purchased	-	-	-
Federal Home Loan Bank Advances	25,966	47,532	138,844
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	25,108	22,523	21,946
Total Liabilities	1,347,418	1,278,893	1,285,492

Shareholders' Equity
Common Stock	8	8	8
Additional Paid-In Capital	86,993	89,926	90,334
Retained Earnings	56,605	43,126	41,759
Accumulated Other Comprehensive Loss	(542)	(720)	(1,780)
Total Shareholders' Equity	143,064	132,340	130,321
Total Liabilities & Shareholders' Equity	$1,490,482	$1,411,233	$1,415,813
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months		Nine Months
	Ended Sept 30,		Ended Sept 30,
	2007	2006	2007	2006
Interest Income
Interest and Fees on Loans	$21,633	$20,015	$62,954	$56,595
Interest on Federal Funds Sold and Securities Purchased	53	11	441	48
Interest on Investment Securities:
Taxable	2,070	2,099	5,839	6,232
Tax-Exempt	811	825	2,442	2,447
Total Interest Income	24,567	22,950	71,676	65,322
Interest Expense
Deposits	7,703	5,048	22,235	12,515
Borrowed Funds	622	1,590	1,360	4,255
Subordinated Debentures	217	218	645	613
Total Interest Expense	8,542	6,856	24,240	17,383

Net Interest Income	16,025	16,094	47,436	47,939
Provision for Loan Losses	-	-	250	275
Net Interest Income After Provision for Loan Losses	16,025	16,094	47,186	47,664

Non-Interest Income
Service Charges on Deposit Accounts	1,890	1,754	5,424	4,326
Net Loss on Investment Securities	(652)	(664)	(1,735)	(1,083)
Credit Card Merchant Fees	575	552	1,642	1,626
Increase in Cash Surrender Value of Life Insurance	442	425	1,293	1,228
ATM Fees	348	307	1,012	892
Other	933	740	3,783	2,228
Total Non-Interest Income	3,536	3,114	11,419	9,217

Non-Interest Expense
Salaries & Employee Benefits	6,427	6,919	21,074	21,527
Occupancy	655	564	1,956	1,801
Equipment	839	817	2,144	2,463
Credit Card Merchant Expense	436	416	1,233	1,203
Marketing	92	311	316	688
Other	1,766	1,750	5,452	5,005
Total Non-Interest Expense	10,215	10,777	32,175	32,687

Income Before Income Taxes	9,346	8,431	26,430	24,194
Provision for Income Taxes	3,471	3,098	9,420	8,830
Net Income	$5,875	$5,333	$17,010	$15,364
Earnings Per Share	$7.26	$6.54	$20.98	$18.77
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months		Nine Months
	Ended Sept 30,		Ended Sept 30,
	2007	2006	2007	2006
Net Income	$5,875	$5,333	$17,010	$15,364

Other Comprehensive Loss -

Unrealized Gains on Derivative Instruments:
Reclassification adjustment for realized gains included in net income, net of related income tax effects of $0 and $(3) for the quarters ended September 30, 2007 and 2006, respectively, and $1 and $(2) for the nine months ended September 30, 2007 and 2006, respectively.	(1)	(5)	-	(3)

Unrealized Gains (Losses) on Securities:
Unrealized holding gains (losses) arising during the period, net of income tax provision (benefit) of $729 and $992 for the quarters ended September 30, 2007 and 2006, respectively, and of $(601) and $(521)for the nine months ended September 30, 2007 and 2006, respectively.	1,006	1,365	(828)	(720)

Reclassification adjustment for realized losses included in net income, net of related income tax effects of $273 and $278for the quarters ended September 30, 2007 and 2006, respectively, and of $729 and $455 for the nine months ended September 30, 2007 and 2006, respectively.	379	386	1,006	628
Total Other Comprehensive Gain (Loss)	1,384	1,746	178	(95)

Comprehensive Income	$7,259	$7,079	$17,188	$15,269
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Loss	Equity
Balance, December 31, 2005	823,651	$8	$95,862	$29,463	$(1,685)	$123,648
Net Income		-	-	15,364	-	15,364
Cash Dividends Declared on Common Stock		-	-	(3,068)	-	(3,068)
Repurchase of Stock	(10,918)	-	(5,528)	-	-	(5,528)
Change in Unrealized Loss on Derivative Instruments					(3)	(3)
Change in Net Unrealized Loss on Securities Available for Sale		-	-	-	(92)	(92)
Balance, September 30, 2006	812,733	$8	$90,334	$41,759	$(1,780)	$130,321

Balance, December 31, 2006	811,933	$8	$89,926	$43,126	$(720)	$132,340
Net Income		-	-	17,010	-	17,010
Cash Dividends Declared on Common Stock		-	-	(3,531)	-	(3,531)
Repurchase of Stock	(6,265)	-	(2,933)	-	-	(2,933)
Change in Unrealized Loss on Derivative Instruments					-	-
Change in Net Unrealized Loss on Securities Available for Sale		-	-	-	178	178
Balance, September 30, 2007	805,668	$8	$86,993	$56,605	$(542)	$143,064
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)	Nine Months Ended
(in thousands)	Sept 30,	Sept 30,
	2007	2006
Operating Activities:
Net Income	$17,010	$15,364
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	250	275
Depreciation and Amortization	1,506	1,387
Net Amortization (Accretion) of Investment Security Discounts & Premium	50	(73)
Net Loss on Investment Securities	1,735	1,083
Net Loss on Sale of Property & Equipment	-	(3)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(7,220)	(12,010)
Net Increase in Interest Payable and Other Liabilities	2,585	5,752
Net Cash Provided by Operating Activities	15,916	11,775

Investing Activities:
Securities Available-for-Sale:
Purchased	(33,409)	(41,826)
Sold, Matured or Called	29,237	47,733
Securities Held-to-Maturity:
Purchased	(2,164)	(7,348)
Matured or Called	4,730	4,174
Net Loans Originated or Acquired	(76,322)	(62,519)
Principal Collected on Loans Previously Charged Off	212	741
Net Additions to Premises and Equipment	(576)	(3,598)
Proceeds from Sale of Property and Equipment	-	5
Net Cash Used by Investing Activities	(78,292)	(62,638)

Financing Activities:
Net Increase (Decrease) in Demand, Interest-Bearing Transaction,and Savings Accounts	7,755	(80,158)
Increase in Time Deposits	79,751	91,210
Net Decrease in Federal Funds Purchased	-	(650)
Net (Decrease) Increase in Federal Home Loan Bank Advances	(21,566)	39,997
Cash Dividends	(3,531)	(3,068)
Stock Repurchases	(2,933)	(5,528)
Net Cash Provided by Financing Activities	59,476	41,803

Decrease in Cash and Cash Equivalents	(2,900)	(9,060)

Cash and Cash Equivalents at Beginning of Year	47,006	50,669
Cash and Cash Equivalents as of Sept. 30, 2007 and Sept. 30, 2006	$44,106	$41,609
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

The accompanying consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank’s wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant inter-company transactions have been eliminated in consolidation. The results of operations for the nine-month period ended September 30, 2007 may not necessarily be indicative of the operating results for the full year 2007.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 were applied to all tax positions upon initial application of this standard. Only tax positions that met the more-likely-than-not recognition threshold at the effective date were recognized upon adoption. There was no change to our beginning retained earnings in connection with the implementation of FIN 48.

Dividends and Earnings Per Share
Farmers & Merchants Bancorp common stock is not traded on any exchange.  The shares are primarily held by local residents and are not actively traded.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for the three and nine month periods ended September 30, 2007 were 809,244 and 810,878. The weighted average number of shares outstanding for the three and nine month periods ended September 30, 2006 were 814,887 and 818,719.

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

The Company utilizes derivative financial instruments such as interest rate caps, floors, swaps and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of September 30, 2007.

Comprehensive Income
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that generally accepted accounting principles recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income includes net income and changes in fair value of its available-for-sale investment securities, minimum pension liability adjustments and cash flow hedges.

2. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is in the process of evaluating the impact the adoption of SFAS 157 will have on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company has not chosen early adoption of SFAS No. 159. Management is in the process of evaluating the impact the adoption of SFAS No. 159 will have on the Company’s financial position and results of operations.

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007. Management has completed its evaluation of the adoption of EITF 06-4 and has determined that it will not have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2007.  This analysis should be read in conjunction with our 2006 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Introduction

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. The Bank serves the northern Central Valley of California with 21 banking offices and 2 free-standing ATM’s. The service area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock and Hilmar.

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

For the three and nine months ended September 30, 2007, Farmers & Merchants Bancorp reported net income of $5,875,000 and $17,010,000, earnings per share of $7.26 and $20.98, return on average assets of 1.60% and 1.57%, respectively.  Return on average shareholders’ equity was 16.79% and 16.44% for the three and nine months ended September 30, 2007.

For the three and nine months ended September 30, 2006, Farmers & Merchants Bancorp reported net income of $5,333,000 and $15,364,000, earnings per share of $6.54 and $18.77 and return on average assets of 1.54% and 1.51%, respectively.  Return on average shareholders’ equity was 16.81% and 16.23% for the three and nine months ended September 30, 2006.

Factors resulting in the Company’s improved earnings performance during the first nine months of 2007 as compared to the same period last year were: (1) a $75.7 million or 6.0% increase in average earning assets which helped mitigate the negative impact on the Company’s net interest margin due to rising deposit costs;  (2) an increase of $1.1 million in deposit service charges related primarily to  the Company’s Overdraft Privilege Service; (3) an $869,000 liquidating dividend from the Company’s partial ownership position in WSBA, a credit card processing company; and (4) a $512,000 or 1.6% decrease in non-interest expense. Factors (2) and (3) helped offset a $652,000 increase in loss on investment securities.

The following is a summary of the financial results for the nine-month period ended September 30, 2007 compared to September 30, 2006.

•	Net income increased 10.7% to $17.0 million from $15.4 million.

•	Earnings per share increased 11.8% to $20.98 from $18.77.

•	Total assets increased 5.3% to $1.5 billion.

•	Total loans increased 8.4% to $1.1 billion.

•	Total deposits increased 15.4% to $1.3 billion.

•	Net interest income decreased 1.0% to $47.4 million from $47.9 million.

•	Net interest margin on a tax-equivalent basis decreased 36 basis points to 4.87% from 5.23%.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and nine month periods ending September 30, 2007 and 2006.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended Sept 30,			Three Months Ended Sept 30,
		2007			2006
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold	$4,209	$53	5.00%	$772	$11	5.65%
Investment Securities Available-for-Sale
U.S. Agencies	-	-	0.00%	30,834	315	4.09%
Municipals - Non-Taxable	11,078	200	7.21%	15,417	251	6.51%
Mortgage Backed Securities	120,960	1,598	5.28%	104,379	1,258	4.82%
Other	5,836	67	4.59%	7,516	103	5.48%
Total Investment Securities Available-for-Sale	137,874	1,865	5.41%	158,146	1,927	4.87%

Investment Securities Held-to-Maturity
U.S. Agencies	30,477	317	4.16%	30,580	317	4.15%
Municipals - Non-Taxable	68,891	1,009	5.86%	66,910	997	5.96%
Mortgage Backed Securities	7,411	72	3.89%	9,474	90	3.80%
Other	2,107	16	3.04%	2,119	16	3.02%
Total Investment Securities Held-to-Maturity	108,886	1,414	5.19%	109,083	1,420	5.21%

Loans
Real Estate	631,519	11,638	7.31%	575,798	10,600	7.30%
Home Equity	66,278	1,330	7.96%	67,695	1,392	8.16%
Agricultural	206,207	4,400	8.47%	172,982	3,769	8.64%
Commercial	186,547	3,837	8.16%	178,849	3,825	8.48%
Consumer	13,408	291	8.61%	13,580	285	8.33%
Credit Card	5,467	133	9.65%	5,553	133	9.50%
Municipal	1,140	4	1.39%	1,460	11	2.99%
Total Loans	1,110,566	21,633	7.73%	1,015,917	20,015	7.82%
Total Earning Assets	1,361,535	$24,964	7.27%	1,283,918	$23,373	7.22%

Unrealized Loss on Securities Available-for-Sale	(2,547)			(4,856)
Allowance for Loan Losses	(17,809)			(18,421)
Cash and Due From Banks	38,782			37,797
All Other Assets	92,430			83,887
Total Assets	$1,472,391			$1,382,325

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$129,208	$30	0.09%	$126,585	$22	0.07%
Savings	278,224	1,076	1.53%	274,822	665	0.96%
Time Deposits	566,183	6,597	4.62%	434,155	4,361	3.99%
Total Interest Bearing Deposits	973,615	7,703	3.14%	835,562	5,048	2.40%
Other Borrowed Funds	45,835	622	5.38%	120,045	1,590	5.25%
Subordinated Debentures	10,310	217	8.35%	10,310	218	8.39%
Total Interest Bearing Liabilities	1,029,760	$8,542	3.29%	965,917	$6,856	2.82%
Interest Rate Spread			3.98%			4.41%
Demand Deposits (Non-Interest Bearing)	278,961			270,111
All Other Liabilities	23,704			19,395
Total Liabilities	1,332,425			1,255,423

Shareholders' Equity	139,966			126,902
Total Liabilities & Shareholders' Equity	$1,472,391			$1,382,325
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.80%			0.70%
Net Interest Income and Margin on Total Earning Assets		16,422	4.79%		16,517	5.10%
Tax Equivalent Adjustment		(397)			(423)
Net Interest Income		$16,025	4.67%		$16,094	4.97%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $641,000 and $596,000 for the quarters ended September 30, 2007 and 2006, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Nine Months Ended Sept. 30,			Nine Months Ended Sept. 30,
		2007			2006
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold	$11,137	$441	5.29%	$1,334	$48	4.81%
Investment Securities Available-for-Sale
U.S. Agencies	-	-	0.00%	30,846	939	4.06%
Municipals - Non-Taxable	11,334	602	7.08%	15,652	745	6.34%
Mortgage Backed Securities	112,602	4,388	5.20%	106,765	3,746	4.68%
Other	6,954	223	4.28%	5,509	260	6.29%
Total Investment Securities Available-for-Sale	130,890	5,213	5.31%	158,772	5,690	4.78%

Investment Securities Held-to-Maturity
U.S. Agencies	30,503	953	4.17%	30,607	952	4.15%
Municipals - Non-Taxable	69,424	3,038	5.83%	66,389	2,953	5.93%
Mortgage Backed Securities	7,942	228	3.83%	10,059	288	3.82%
Other	2,110	47	2.97%	2,122	47	2.95%
Total Investment Securities Held-to-Maturity	109,979	4,266	5.17%	109,177	4,240	5.18%

Loans
Real Estate	624,818	34,309	7.34%	558,734	29,953	7.17%
Home Equity	66,140	3,939	7.96%	67,002	3,973	7.93%
Agricultural	196,049	12,436	8.48%	163,362	10,161	8.32%
Commercial	174,770	10,957	8.38%	179,773	11,199	8.33%
Consumer	13,655	898	8.79%	13,476	877	8.70%
Credit Card	5,433	403	9.92%	5,435	400	9.84%
Municipal	1,075	12	1.49%	1,175	32	3.64%
Total Loans	1,081,940	62,954	7.78%	988,957	56,595	7.65%
Total Earning Assets	1,333,946	$72,874	7.30%	1,258,240	$66,572	7.07%

Unrealized Loss on Securities Available-for-Sale	(1,611)			(4,034)
Allowance for Loan Losses	(17,981)			(18,300)
Cash and Due From Banks	38,563			37,518
All Other Assets	90,938			80,373
Total Assets	$1,443,855			$1,353,797

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$129,895	$76	0.08%	$128,382	$67	0.07%
Savings	285,770	3,119	1.46%	278,262	1,512	0.73%
Time Deposits	549,823	19,040	4.63%	405,998	10,936	3.60%
Total Interest Bearing Deposits	965,488	22,235	3.08%	812,642	12,515	2.06%
Other Borrowed Funds	34,280	1,360	5.30%	111,024	4,255	5.12%
Subordinated Debentures	10,310	645	8.36%	10,310	613	7.95%
Total Interest Bearing Liabilities	1,010,078	$24,240	3.21%	933,976	$17,383	2.49%
Interest Rate Spread			4.10%			4.59%
Demand Deposits (Non-Interest Bearing)	273,897			277,025
All Other Liabilities	21,949			16,588
Total Liabilities	1,305,924			1,227,589

Shareholders' Equity	137,931			126,208
Total Liabilities & Shareholders' Equity	$1,443,855			$1,353,797
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.78%			0.64%
Net Interest Income and Margin on Total Earning Assets		48,634	4.87%		49,189	5.23%
Tax Equivalent Adjustment		(1,198)			(1,250)
Net Interest Income		$47,436	4.75%		$47,939	5.09%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.8 million and $2.1 million for the nine months ended September 30, 2007 and 2006, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)	Three Months Ended			Nine Months Ended
	Sept. 30, 2007 compared to Sept. 30, 2006			Sept. 30, 2007 compared to Sept. 30, 2006
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Federal Funds Sold	$43	$(1)	$42	$388	$5	$393
Investment Securities Available for Sale
U.S. Agencies	(315)	-	(315)	(939)	-	(939)
Municipals - Non-Taxable	(76)	25	(51)	(222)	79	(143)
Mortgage Backed Securities	212	128	340	212	430	642
Other	(21)	(15)	(36)	58	(95)	(37)
Total Investment Securities Available for Sale	(200)	138	(62)	(891)	414	(477)

Investment Securities Held to Maturity
U.S. Agencies	(1)	1	-	(3)	4	1
Municipals - Non-Taxable	30	(18)	12	134	(49)	85
Mortgage Backed Securities	(20)	2	(18)	(61)	1	(60)
Other	-	-	-	-	-	-
Total Investment Securities Held to Maturity	9	(15)	(6)	70	(44)	26

Loans:
Real Estate	1,027	11	1,038	3,614	742	4,356
Home Equity	(29)	(33)	(62)	(51)	17	(34)
Agricultural	709	(78)	631	2,070	205	2,275
Commercial	160	(148)	12	(314)	72	(242)
Consumer	(4)	10	6	12	9	21
Credit Card	(2)	2	-	-	3	3
Other	(2)	(5)	(7)	(3)	(17)	(20)
Total Loans	1,859	(241)	1,618	5,328	1,031	6,359
Total Earning Assets	1,711	(119)	1,592	4,895	1,406	6,301

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	-	8	8	1	8	9
Savings	8	403	411	42	1,565	1,607
Time Deposits	1,465	771	2,236	4,487	3,617	8,104
Total Interest Bearing Deposits	1,473	1,182	2,655	4,530	5,190	9,720
Other Borrowed Funds	(1,006)	38	(968)	(3,040)	145	(2,895)
Subordinated Debentures	-	(1)	(1)	-	32	32
Total Interest Bearing Liabilities	467	1,219	1,686	1,490	5,367	6,857
Total Change	$1,244	$(1,338)	$(94)	$3,405	$(3,961)	$(556)
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change".  The above figures have been rounded to the nearest whole number.

3rd Quarter 2007 vs. 3rd Quarter 2006
Net interest income for the third quarter of 2007 decreased 0.4% or $69,000 to $16.0 million.  On a fully taxable equivalent basis, net interest income decreased 0.6% and totaled $16.4 million for the third quarter of 2007.  As more fully discussed below, the decrease in net interest income was primarily due to increasing deposit costs.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended September 30, 2007, the Company’s net interest margin was 4.79% compared to 5.10% for the quarter ended September 30, 2006. Recent trends in pricing of both loans and deposits will continue, in management’s opinion, to place pressure on the Company’s net interest margin in future quarters.

Loans, generally the Company’s highest earning assets, increased $87.3 million as of September 30, 2007 compared to September 30, 2006. See “Financial Condition – Loans” for further discussion on this increase. On an average balance basis, loans increased by $94.6 million for the quarter ended September 30, 2007. As a result of this loan growth, the mix of the Company’s earning assets improved as loans increased from 79.1% of average earning assets during the third quarter of 2006 to 81.6% during the third quarter of 2007. The quarter-to-date yield on the loan portfolio decreased 9 basis points to 7.73% for the quarter ended September 30, 2007 compared to 7.82% for the quarter ended September 30, 2006. Even with the decrease in yield, the growth in loan balances resulted in interest revenue from loans increasing 8.1% to $21.6 million for the quarter ended September 30, 2007. The Company has been experiencing aggressive competitor pricing for loans that it may need to continue to respond to in order to retain key customers. This, in conjunction with recent decreases by the FRB in the fed funds rate, could place even greater negative pressure on future loan yields.

The investment portfolio is the other main component of the Company’s earning assets. Management believes the Company’s investment policy is conservative.  The Company invests primarily in Agency mortgage-backed securities, U.S. Government Agencies, and high-grade municipals.  Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is generally less than that of loans.

Average investment securities were $246.7 million for the third quarter of 2007 compared to $267.2 million for the third quarter of 2006.  The average yield, on a taxable equivalent basis (TE), in the investment portfolio was 5.31% for the third quarter of 2007 compared to 5.01% for the third quarter of 2006. The increase in the yield on investment securities was not enough to offset the decrease in volume and resulted in a decrease in interest income of $68,000, or 2.0%, for the three months ended September 30, 2007.  Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a taxable equivalent basis (TE), which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Compared to the third quarter of 2006, the Company has grown average interest-bearing sources of funds by $63.8 million or 6.6%.  Interest bearing deposits grew $138.0 million while all other interest bearing sources of funds (including FHLB Advances) decreased by $74.2 million (see Deposits and Federal Home Loan Bank Advances and Other Borrowings).  Overall, the average interest rate on interest-bearing sources of funds was 3.29% for the three months ended September 30, 2007 and 2.82% for the three months ended September 30, 2006. The increase in the volume and rate on interest-bearing sources of funds resulted in an increase in interest expense of $1.7 million, or 24.6%, for the three months ended September 30, 2007 over the same period in 2006.

Nine months Ending September 30, 2007 vs. Nine months Ending September 30, 2006
During the first nine months of 2007, net interest income decreased 1.0% to $47.4 million, compared to $47.9 million at September 30, 2006.  On a fully taxable equivalent basis, net interest income decreased 1.1% and totaled $48.6 million at September 30, 2007, compared to $49.2 million at September 30, 2006. As more fully discussed below, the decrease in net interest income was primarily due to increasing deposit costs.

For the nine months ended September 30, 2007, the Company’s net interest margin was 4.87% compared to 5.23% for the same period in 2006.

Loans, on an average balance basis, increased by $93.0 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  The yield on the loan portfolio increased 13 basis points to 7.78% for the nine months ended September 30, 2007 compared to 7.65% for the nine months ended September 30, 2006.  This increase in yield and volume resulted in interest revenue from loans increasing 11.2% or $6.4 million for the first nine months of 2007.

Average investment securities were $240.8 million for the nine months ended September 30, 2007 compared to $267.9 million for the same period in 2006.  The average yield (TE) for the nine months ended September 30, 2007 was 5.25% compared to 4.94% for the nine months ended September 30, 2006, partially due to an increase in higher yielding mortgage backed securities.  The increase in the yield on investment securities was not enough to offset the decrease in volume and resulted in a decrease in interest income of $451,000, or 4.5%, for the nine months ended September 30, 2007.

Compared to the first nine months of 2006, the Company has grown average interest-bearing sources of funds by $76.1 million or 8.2%. Interest bearing deposits grew $152.8 million while all other interest bearing sources of funds (including FHLB Advances) decreased by $76.7 million (see Deposits and Federal Home Loan Bank Advances and Other Borrowings).  Overall, the average interest rate on interest-bearing sources of funds was 3.21% for the nine months ended September 30, 2007 and 2.49% for the nine months ended September 30, 2006. The increase in the volume and rate on interest-bearing sources of funds resulted in an increase in interest expense of $6.8 million, or 39.4%, for the nine months ended September 30, 2007 compared to the same period in 2006.

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

Provision for loan losses for the first nine months of 2007 was $250,000 compared to $275,000 for the first nine months of 2006.  Changes in the provision, and the resulting impact on the allowance for loan losses, between the first nine months of 2007 and 2006 were the result of management’s evaluation of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses and the prevailing economic climate and its effect on borrowers’ ability to repay loans in accordance with the terms of the notes (see “Note 1. Significant Accounting Policies – Allowance for Loan Losses” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk”).

The allowance for loan losses was $17.8 million or 1.58% of the total loan balance and $18.3 million or 1.76% of the total loan balance at September 30, 2007 and September 30, 2006, respectively. As of December 31, 2006, the allowance for loan losses was $18.1 million, which represented 1.72% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of September 30, 2007 was adequate (see “Note 1. Significant Accounting Policies – Allowance for Loan Losses” and “Financial Condition – Loans and Non-Performing Assets” for additional discussion regarding the Company’s process for establishing an adequate level of allowance). See the table below for allowance for loan loss activity for the periods indicated.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Balance at Beginning of Period	$17,930	$18,531	$18,099	$17,860
Provision Charged to Expense	-	-	250	275
Recoveries of Loans Previously Charged Off	65	70	212	735
Loans Charged Off	(153)	(301)	(719)	(570)
Balance at End of Period	$17,842	$18,300	$17,842	$18,300

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

3rd Quarter 2007 vs. 3rd Quarter 2006
Overall, non-interest income increased $422,000 or 13.6% for the three months ended September 30, 2007 compared to the same period of 2006.

One reason for this increase was fees related to our Overdraft Privilege Service, which was offered to eligible customers with deposit accounts in good standing beginning May 1, 2006.  These fees increased approximately $155,000  or 11.8% for the three months ending September 30, 2007 compared to the same period in 2006.

A second factor affecting non-interest income was an increase of $243,000 in investment gains on non-qualified deferred compensation plan balances (see Note 11. to the Company’s 2006 Annual Report to Shareholders on Form 10-K for a description of these plans). Gain/loss on these plans fluctuates depending on the type of investments held and market trends in interest rates and stock prices.

Nine months Ending September 30, 2007 vs. Nine months Ending September 30, 2006
Non-interest income increased $2.2 million or 23.9% for the nine months ended September 30, 2007 compared to the same period of 2006.

As discussed above, one reason for this increase was fees related to our Overdraft Privilege Service, which increased approximately $1.1 million or 36.8% for the nine months ended September 30, 2007 compared to the same period of 2006.

Also impacting non-interest income during the first nine months of 2007 was the receipt of an $870,000 liquidating dividend from the Company’s partial ownership in WSBA, a credit card processing company whose operating assets were sold during 2006 and the company was subsequently liquidated in 2007.

Another factor affecting non-interest income for the nine-month period ending September 30, 2007 was an increase of $687,000 in investment gains on non-qualified deferred compensation plan balances.

The preceding increases were partially offset by impairment losses on investment securities of $1.7 million through the first nine months of 2007 as compared to losses of $1.1 million from sales of available-for-sale investment securities for the first nine months of 2006 (see “Investment Securities”).

Non-Interest Expense
Non-interest expense for the Company includes expenses for salaries and employee benefits, occupancy, equipment, supplies, legal fees, professional services, data processing, marketing, deposit insurance, merchant bankcard operations, and other miscellaneous expenses.

3rd Quarter 2007 vs. 3rd Quarter 2006
Non-interest expense decreased $562,000 or 5.2% from the third quarter of 2006, primarily as a result of a $492,000 decrease in employee benefits relating to contributions to bonus and retirement plans. This decrease is a result of: (1) a reduction in the number of key individuals eligible to participate in the plans; and (2) the Board of Directors’ ongoing assessment of the level of discretionary payments to be made for 2007.

Nine months Ending September 30, 2007 vs. Nine months Ending September 30, 2006
Non-interest expense for the nine months ended September 30, 2007 decreased $512,000 or 1.6% over the same period in 2006. The primary factors affecting non-interest expense were: (1) increased employee salaries and health care insurance; (2) decreased employee benefits relating to contributions to bonus and retirement plans; (3) decreased equipment expense related to software and maintenance contracts; (4) decreased marketing expense related to customer direct mail; (5) increased consulting fees related to the Company’s Overdraft Privilege Service; (6) increased electronic transaction processing fees; and (7) increased legal fees related to expanded SEC disclosure requirements.

Income Taxes
The provision for income taxes increased 12.0% to $3.5 million for the third quarter of 2007.  The Company’s effective tax rate increased for the third quarter of 2007 and was 37.1% compared to 36.7% for the same period in 2006.

The provision for income taxes increased 6.7% to $9.4 million for the first nine months of 2007.  The Company’s effective tax rate decreased for the first nine months of 2007 and was 35.6% compared to 36.5% for the same period in 2006.

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

Financial Condition

This section presents a comparison of the Company’s balance sheet for the nine-month period ending September 30, 2007 and the same period in 2006.  As previously discussed (see “Overview”) the seasonality of the Company’s business due to its agricultural customer base makes a comparison of the September 30th balance sheet to the preceding December 31st not meaningful.

Investment Securities
The Financial Accounting Standards Board Statement, “Accounting for Certain Investments in Debt and Equity Securities”, requires the Company to classify its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the positive intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income.  Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demand and other factors.  These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes. Investment securities are evaluated for impairment on at least a quarterly basis to determine whether a decline in their value is other than temporary.  During the first nine months of 2007 the Company recorded impairment losses on investment securities (see “Non-Interest Income”).

The investment portfolio provides the Company with an income alternative to loans as well as a tool to better manage its liquidity and interest rate risk. As of September 30, 2007 the investment portfolio represented 16.4% of the Company's total assets.  Total investment securities decreased $20.0 million from a year ago and now total $244.0 million.  Cash flows generated from reductions in the investment portfolio were used to fund higher yielding loans.

Not included in the investment portfolio are overnight investments in Federal Funds Sold.  For the nine months ended September 30, 2007, average Federal Funds Sold was $11.1 million compared to $1.3 million at September 30, 2006.

Loans
The Company's loan portfolio at September 30, 2007 increased $87.3 million from September 30, 2006.  On an average balance basis loans have increased $92.9 million or 9.4% from prior year. The increase was due to strong loan demand in the Company’s market area, along with a focused calling program on selected loan prospects.  Most of the year-over-year growth occurred in Agricultural loans and Commercial Real Estate loans (primarily those secured by production agricultural properties), market segments where the Company believes that current market rates are more reasonable than in the areas of Commercial, Consumer, Residential 1st Mortgage and Home Equity loans.  Although the Company has continued to experience strong loan demand, aggressive competitor pricing could continue to place pressures on future yields (see “Net Interest Income/Net Interest Margin”).

The Company’s Residential 1st Mortgage portfolio is comprised primarily of 15 and 20 year mortgages to local customers. The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio.

The following table sets forth the distribution of the loan portfolio by type and percentage as of the dates indicated.

Loan Portfolio	September 30, 2007			December 31, 2006			September 30, 2006
(in thousands)		$	%		$	%		$	%
Commercial Real Estate	$450,791		40.1%	$410,458		39.1%	$401,676		38.7%
Real Estate Construction	80,798		7.2%	95,378		9.1%	79,295		7.6%
Residential 1st Mortgages	110,547		9.8%	106,148		10.1%	109,659		10.6%
Home Equity Lines and Loans	65,639		5.8%	67,132		6.4%	68,758		6.6%
Agricultural	198,805		17.7%	183,589		17.5%	173,505		16.7%
Commercial	198,914		17.7%	165,412		15.8%	184,268		17.8%
Consumer	19,366		1.7%	21,222		2.0%	20,513		2.0%
Total Loans	1,124,860		100.0%	1,049,339		100.0%	1,037,674		100.0%
Less:
Unearned Income	2,345			2,427			2,474
Allowance for Loan Losses	17,842			18,099			18,300
Net Loans	$1,104,673			$1,028,813			$1,016,900

Non-Performing Assets
Non-performing assets are comprised of non-performing loans (defined as non-accrual loans plus accruing loans past due 90 days or more) and other real estate owned.  As set forth in the following table, non-performing loans as of September 30, 2007 were $786,000 compared to $80,000 at September 30, 2006. Accrued interest reversed from income on loans placed on a non-accrual status totaled $133,000 for the nine months ended September 30, 2007 compared to $14,000 for the nine months ended September 30, 2006. The Company reported $251,000 in other real estate owned at September 30, 2007.

Non-Performing Assets
(in thousands)	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2006
Non-Performing Loans	$786	$54	$80
Other Real Estate Owned	251	-	-
Total Non-Performing Assets	$1,037	$54	$80

Non-Performing Assets as a % of Gross Loans	0.09%	0.01%	0.01%
Allowance for Loan Losses as a % of Non-Performing Loans	1,720.5%	33,516.7%	22,857.9%

Except for non-performing loans shown in the table above, the Bank’s management is not aware of any loans as of September 30, 2007 for which known credit problems of the borrower would cause serious doubts as to the ability of these borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date.  The Company’s management cannot, however, predict the extent to which the following or other factors may affect a borrower’s ability to pay: (1) deterioration in general economic conditions, real estate values or agricultural commodity prices; (2) increases in interest rates; or (3) changes in the overall financial condition or business of a borrower.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base.  The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

At September 30, 2007, deposits totaled $1.3 billion.  This represents an increase of 15.4% or $171.6 million from September 30, 2006. Core deposits (exclusive of Public Time Deposits) increased 10.8% over the same period.  Public Time Deposits have increased $60.3 million since September 30, 2006 primarily because of the Company’s decision to increase its use of State of California time deposits for short-term funding needs instead of using FHLB Advances (see “Federal Home Loan Bank Advances and Other Borrowings”).

As a result of the generally rising interest rate environment over the past two years, the primary area of deposit growth has been in time deposits as customers have switched deposit balances from low or non-interest bearing accounts to time deposits. Overall, time deposits grew $131.9 million or 29.5% from September 30, 2006. However, as a result of a focused calling program on selected deposit prospects, the Company has also experienced growth in Demand, Interest Bearing Transaction and Savings deposits in the amount of $39.6 million or 5.9% since September 30, 2006.  The Company continues to experience aggressive competitor pricing for deposits, which may impact future funding costs (see “Net Interest Income/Net Interest Margin”).

Federal Home Loan Bank Advances and Other Borrowings
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets (see “Item 3. Quantitative and Qualitative Disclosures about Market Risk and Liquidity Risk”).  These advances are also used to manage the Company’s interest rate risk exposure, and as opportunities exist, to borrow and invest the proceeds at a positive spread through the investment portfolio.  FHLB Advances as of September 30, 2007 were $25.9 million compared to $138.8 million as of September 30, 2006. See “Deposits” for a discussion of the Company’s use of Public Deposits from the State of California to replace FHLB Advances.

Long-Term Subordinated Debentures
On December 17, 2003 the Company raised $10 million through an offering of trust-preferred securities.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”).  These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%.  Interest rates reset quarterly and were 8.54% as of September 30, 2007, 8.21% at December 31, 2006 and 8.24% at September 30, 2006.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements.  The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection.  Shareholders’ Equity totaled $143.1 million at September 30, 2007 and $130.3 million at September 30, 2006.

The Company and the Bank are subject to capital adequacy requirements administered by the federal banking agencies. Under these requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank's financial statements.  Management believes, as of September 30, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

In its most recent notification from the Federal Deposit Insurance Corporation the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s categories.

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007
Total Capital to Risk Weighted Assets	$170,888	12.37%	$110,548	8.0%	N/A	N/A
Tier I Capital to Risk Weighted Assets	153,606	11.12%	55,274	4.0%	N/A	N/A
Tier I Capital to Average Assets	153,606	10.50%	58,521	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007
Total Capital to Risk Weighted Assets	$164,923	11.98%	$110,091	8.0%	$137,614	10.0%
Tier I Capital to Risk Weighted Assets	147,711	10.73%	55,045	4.0%	82,568	6.0%
Tier I Capital to Average Assets	147,711	10.13%	58,352	4.0%	72,940	5.0%

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

In 1998, the Board approved the Company’s first stock repurchase program which expired on May 1, 2001. During the third quarter of 2004, the Board approved a second stock repurchase program because it concluded that the Company continued to have more capital than it needed to meet present and anticipated regulatory guidelines for the Bank to be classified as “well capitalized.” On April 4, 2006, the Board unanimously approved expanding the repurchase program to allow the repurchase of up to $15 million of stock between May 1, 2006 and April 30, 2009.

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

During the third quarter of 2007, the Company repurchased 5,071 shares at an average share price of $458 per share. During the third quarter of 2006, the Company repurchased 4,776 shares at an average share price of $510. Since the second share repurchase program was expanded in 2006, the Company has repurchased over 14,000 shares for total consideration of $7.1 million.

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of September 30, 2007, the Company had entered into commitments with certain customers amounting to $449.5 million compared to $442.5 million at December 31, 2006 and $443.6 million at September 30, 2006.  Letters of credit at September 30, 2007, December 31, 2006 and September 30, 2006, were $8.9 million, $10.9 million and $8.5 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

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

Management reviews these conditions in discussion with the Company’s senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions are not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the inherent loss related to such condition is reflected in the second major element of the allowance.

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

Management believes that the allowance for loan losses at September 30, 2007 was adequate to provide for both recognized losses and estimated inherent losses in the portfolio.  No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The Company measures interest rate risk in terms of potential impact on both its economic value and earnings.  The methods for governing the amount of interest rate risk include: (1) analysis of asset and liability mismatches (GAP analysis); and (2) the utilization of a simulation model and limits on maturities of investment, loan and deposit products which reduces the market volatility of those instruments.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet.  This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates.  A shift in rates over a 12-month period is assumed.  Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations.  At September 30, 2007, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 0.22% if rates increase by 200 basis points and a decrease in net interest income of 1.09% if rates decline 200 basis points. Comparatively, at December 31, 2006, the Company’s estimated net interest income sensitivity was an increase in net interest income of 0.92% if rates increase by 200 basis points and a decrease in net interest income of 2.43% if rates decrease 200 basis points.

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

In general, liquidity risk is managed by controlling the level of borrowings and the use of funds provided by the cash flow from the investment portfolio. At September 30, 2007, the Company maintained Federal Funds borrowing lines of $98 million with banks subject to the customary terms and conditions for such arrangements and $150 million in repurchase lines with major brokers.  In addition, the Company has additional borrowing capacity of $201 million from the Federal Home Loan Bank.

At September 30, 2007, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $49.2 million, which represents 3.3% of total assets.

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

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the third quarter of 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the third quarter of 2007.

Third quarter 2007	Number of Shares	Average Price per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
07/01/2007 - 07/31/2007	61	$480.00	61	$10,179,600
08/01/2007 - 08/31/2007	3,481	460.00	3,481	8,578,340
09/01/2007 - 09/30/2007	1,529	453.84	1,529	7,884,415
Total	5,071	$458.38	5,071	$7,884,415

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

See Exhibit Index below.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: November 5, 2007	/s/ Kent A. Steinwert
Kent A. Steinwert
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2007	/s/ Stephen W. Haley
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