Form 10-K/A
period 2006-12-31
FARMERS & MERCHANTS BANCORP
filed 2007-12-26
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes ☐ No ☒

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

Explanatory Note

We are filing Amendment No. 1 (this “Amendment”) to the Farmers & Merchants Bancorp (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), which was originally filed on March 16, 2007, to amend Part II, Item 9A of our 2006 Form 10-K for the sole purpose of disclosing our officers’ conclusion regarding the effectiveness of disclosure controls and procedures which was inadvertently omitted.

No other revisions or amendments have been made to any other portion of the Company’s 2006 Form 10-K. This Amendment does not reflect events occurring after March 16, 2007, the date of the original filing of the 2006 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

Item 9A. Controls and Procedures

The Company maintains controls and procedures designed to ensure that all relevant information is recorded and reported in all filings of financial reports.  Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2006 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2006.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Management’s report on internal control over financial reporting is set forth on page 49 in “Item 8. Financial Statements and Supplementary Data,” and is incorporated herein by reference.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Perry-Smith LLP, the independent registered public accounting firm that audited the Company’s 2006 Consolidated Financial Statements, as stated in its report, which is set forth on page 50 in “Item 8. Financial Statements and Supplementary Data,” and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp
(Registrant)

	By	/s/ Stephen W. Haley
Dated: December 24, 2007		Stephen W. Haley
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 24, 2007.

/s/ Kent A. Steinwert	President and Chief Executive Officer
Kent A. Steinwert	(Principal Executive Officer)

/s/ Stephen W. Haley	Executive Vice President & Chief Financial Officer
Stephen W. Haley	(Principal Financial and Accounting Officer)

/s/ Ole R. Mettler	/s/ James E. Podesta
Ole R. Mettler, Chairman	James E. Podesta, Director

/s/ Stewart Adams, Jr.	/s/ Kevin Sanguinetti
Stewart Adams, Jr., Director	Kevin Sanguinetti, Director

/s/ Ralph Burlington	/s/ Carl Wishek, Jr.
Ralph Burlington, Director	Carl Wishek, Jr., Director

/s/ Edward Corum, Jr.	/s/ Calvin Suess
Edward Corum, Jr., Director	Calvin Suess, Director

Index to Exhibits

Exhibit No.	Description
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.