Form 10-K
period 2007-12-31
FARMERS & MERCHANTS BANCORP
filed 2008-03-14
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐           Accelerated filer ☒           Non-accelerated filer ☐           Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2007 (based on the last reported trade on June 28, 2007) was $389,154,720.

The number of shares of Common Stock outstanding as of February 29, 2008: 797,883

Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

FARMERS & MERCHANTS BANCORP
FORM 10-K

Introduction – Forward Looking Statements

This Form 10-K contains various forward-looking statements, usually containing the words “estimate,” “project,” “expect,” “objective,” “goal,” or similar expressions and includes assumptions concerning the Company’s operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of lending and investment activities; (iv) changes in federal and state banking laws or regulations; (v) competitive pressure in the banking industry; (vi) changes in governmental fiscal or monetary policies; (vii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (viii) other factors discussed in Item 1A. Risk Factors.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PART I

Item 1. Business

General Development of the Business

August 1, 1916, marked the first day of business for Farmers & Merchants Bank of Lodi. The Bank was incorporated under the laws of the State of California and was licensed by the California Department of Financial Institutions as a state-chartered bank. The Bank prospered and grew even through the Depression years. Farmers & Merchants’ first venture out of Lodi occurred in response to the closure of the only bank serving the community of Galt, requiring area residents to drive miles away for the simplest banking transaction. To meet this need, the Galt office was opened in 1948. Shortly thereafter branches were opened in Linden, North Modesto and South Sacramento. On April 12, 1957, the Bank’s name was changed to Farmers & Merchants Bank of Central California.

The Bank continued expansion in the Lodi market area and also acquired three offices in Turlock and Hilmar in 1985. The service area was next expanded by opening a loan production office in the community of Elk Grove. This office was later converted to a full service branch. A third office was also opened in Modesto. The year 2002 saw the opening of the Lincoln Center office, the Company’s first branch in the city of Stockton. In September 2003 the Bank opened its fourth office in Modesto. Located across from the Vintage Faire Mall, this branch incorporates state of the art technology throughout and represents the template for the Bank’s future branch expansions and renovations.

During 2004 the Company initiated a major branch expansion, relocation and renovation program. A second Galt office was opened in June 2005 and a new full-service branch in downtown Sacramento was opened in February 2006. In October 2006 the Company opened its sixth Lodi office on the southwest side of town in the Vintner’s Square shopping center and in November 2006 the Company’s flagship commercial branch was opened on March Lane in Stockton. The downtown Turlock branch, currently operating in a leased facility, will be relocated to a new owned facility during the first half of 2008. Many branches received renovations during the previous three years, both to update these facilities and to comply with the Americans with Disabilities Act. The Company currently estimates that the capital expenditures associated with this multi-year program, which began in 2004, will be in excess of $10 million, which will result in increases in the Company’s occupancy and equipment expenses.

In addition to the preceding 21 full-service branches, the Bank serves the needs of its customers through two stand-alone ATM’s located on the grounds of the Lodi Grape Festival and California State University-Stanislaus. In 2007 the Bank began offering certain products over the internet at www.fmbonline.com.

On March 10, 1999, Farmers & Merchants Bancorp (together with its subsidiaries, the “Company”), pursuant to a reorganization, acquired all of the voting stock of Farmers & Merchants Bank of Central California (the “Bank”). Farmers & Merchants Bancorp is a bank holding company incorporated in the State of Delaware, and registered under the Bank Holding Company Act of 1956, as amended. The Company’s outstanding securities as of December 31, 2007, consisted of 800,112 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company’s principal asset.

The Bank’s two wholly owned subsidiaries are Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Farmers & Merchants Investment Corporation is currently dormant and Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank.

F & M Bancorp, Inc. was created in March 2002 to protect the name “F & M Bank”. During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name, “F & M Bank” as part of a larger effort to enhance the Company’s image and build brand name recognition. Since 2002, the Company has converted most of its daily operating and image advertising to the “F & M Bank” name and the Company’s logo, slogan and signage were redesigned to incorporate the trade name, “F & M Bank”.

During 2003 the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I, for the sole purpose of issuing trust preferred securities. See Note 17 located in “Item 8. Financial Statements and Supplementary Data.”

The Company’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. See “Item 1. Business - Dividends and Other Transfer of Funds.”

The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits.

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is a California state-chartered non-fed member bank subject to the regulation and examination of the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

The Company makes investment products available to customers, including mutual funds and annuities. These investment products are offered through a third party, which employs investment advisors to meet with and provide investment advice to the Company’s customers.

Employees

At December 31, 2007, the Company employed a total of 308 full time equivalent employees. The Company believes that its employee relations are satisfactory.

Competition

The banking and financial services industry in California generally, and in the Company’s market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The Company competes with other major commercial banks, diversified financial institutions, credit unions, savings and loan associations, money market and other mutual funds, mortgage companies, and a variety of other non-banking financial services and advisory companies. Federal legislation encourages competition between different types of financial service providers and has fostered new entrants into the financial services market, and it is anticipated that this trend will continue. Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies.

Many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company. In order to compete with other financial service providers, the Company relies upon personal contact by its officers, directors, employees, and shareholders, along with various promotional activities and specialized services. In those instances where the Company is unable to accommodate a customer’s needs, the Company may arrange for those services to be provided through its correspondents.

Government Policies

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. The difference between the interest rates paid by the Company on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Company on its interest-earning assets, such as loans extended to its customers and securities held in its investment portfolio, comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in economic conditions might have on the Company and the Bank cannot be predicted.

The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. See “Item 1. Business — Supervision and Regulation.”

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

The Company
The Company is a registered bank holding company and is subject to regulation under the Bank Holding Company Act of 1956 (“BHCA”), as amended. Accordingly, the Company’s operations are subject to extensive regulation and examination by the FRB. The Company is required to file with the FRB quarterly and annual reports and such additional information as the FRB may require pursuant to the Bank Holding Company Act. The FRB conducts periodic examinations of the Company.

The FRB may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries of affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt. Under certain circumstances, the Company must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities.

Under the BHCA and regulations adopted by the FRB, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with an extension of credit, lease or sale of property or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between Farmers & Merchants Bancorp and its subsidiaries. Further, the Company is required by the FRB to maintain certain levels of capital. See “Item 1. Business - Supervision and Regulation - Capital Standards.”

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

Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. This support may be required at times when a bank holding company may not be able to provide such support. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both.

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) eliminated many of the restrictions placed on the activities of bank holding companies that become financial holding companies. Among other things, GLBA repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that are financial holding companies to engage in activities, and acquire companies engaged in activities, that are: financial in nature (including insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities); incidental to financial activities; or complementary to financial activities if the FRB determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. The Company has not become a financial holding company. GLBA also permits national banks to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations.

The Company’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the reporting, proxy solicitation and other requirements and restrictions of the Exchange Act.

The Bank
The Bank, as a California chartered non-fed member bank, is subject to primary supervision, periodic examination and regulation by the California Department of Financial Institutions and the Federal Deposit Insurance Corporation. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the Bank’s charter. The DFI has many of the same remedial powers.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See “Capital Standards.”

The USA Patriot Act
Title III of the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) includes numerous provisions for fighting international money laundering and blocking terrorism access to the U.S. financial system. The USA Patriot Act requires certain additional due diligence and record keeping practices, including, but not limited to, new customers, correspondent and private banking accounts.

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $24.4 million at December 31, 2007.

The FDIC and the DFI also have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the FRB and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The DFI may impose similar limitations on the Bank. See “Prompt Corrective Regulatory Action and Other Enforcement Mechanisms” and “Capital Standards” for a discussion of these additional restrictions on capital distributions.

Transactions with Affiliates
The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliates are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus (as defined by federal regulations).

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

California law also imposes certain restrictions with respect to transactions with affiliates. Additionally, limitations involving the transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See “Item 1. Business – Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms.”

Capital Standards
The FRB and the FDIC have established risk-based capital guidelines with respect to the maintenance of appropriate levels of capital by United States banking organizations. These guidelines are intended to provide a measure of capital that reflects the risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios. For further information on the Company and the Bank’s risk-based capital ratios, see Note 10 located in “Item 8. Financial Statements and Supplementary Data.”

Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” Company must develop a capital restoration plan. At December 31, 2007, the Bank exceeded all of the required ratios for classification as “well capitalized.” It should be noted, however, that the Bank’s capital category is determined solely for the purpose of applying the federal banking agencies’ prompt corrective action regulations and the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

Banking agencies have also adopted regulations which mandate that regulators take into consideration: (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. That evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, the Company and any company with significant trading activity must incorporate a measure for market risk in its regulatory capital calculations.

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

Federal banking regulators have also issued final guidance regarding commercial real estate (“CRE”) lending. This guidance suggests that institutions that are potentially exposed to significant CRE concentration risk will be subject to increased regulatory scrutiny. Institutions that have experienced rapid growth in CRE lending, have notable exposure to a specific type of CRE lending, or are approaching or exceed certain supervisory criteria that measure an institution’s CRE portfolio against its capital levels, may be subject to such increased regulatory scrutiny. Our CRE portfolio may be viewed as falling within one or more of the foregoing categories, and accordingly we may become subject to increased regulatory scrutiny because of our CRE portfolio. Institutions that are determined by their regulator to have an undue concentration in CRE lending may be required to maintain levels of capital in excess of the statutory minimum requirements and/or be required to reduce their concentration in CRE loans. The FDIC has determined that the Company does not have any undue concentrations in CRE lending.

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

Premiums for Deposit Insurance
Effective January 1, 2007, the FDIC has adopted a new rule for the insurance assessment on deposits based upon risk assessment classifications. Under the new rule the charge for annual insurance deposit assessments will range from a minimum of 5 basis points to a maximum of 43 basis points per $100 of insured deposits depending upon an institution’s risk assessment category. Insured institutions are not all allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

The Federal Deposit Insurance Reform Act of 2005, among other things, granted a one-time initial assessment credit of approximately $4.7 billion to recognize institutions’ past contributions to the fund. The Company’s one-time assessment credit is $755,000. This credit can be used to offset assessments until exhausted.  The Company’s assessment credit will be fully used by June 2008.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980’s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the year ending December 31, 2007, averaged 1.14 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums could have an adverse effect on the operating expenses and results of operations of the Company.   Management cannot predict what insurance assessment rates will be in the future.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Office of Thrift Supervision.  Management of the Company is not aware of any practice, condition or violation that might lead to termination of the Company’s deposit insurance.

Community Reinvestment Act (“CRA”) and Fair Lending
The Bank is subject to certain fair lending requirements involving lending, investing and other CRA activities. CRA requires each insured depository institution to identify the communities served by the institution’s offices and to identify the types of credit and investments the institution is prepared to extend within such communities including low and moderate income neighborhoods. It also requires the institution’s regulators to assess the institution’s performance in meeting the credit needs of its community and to take such assessment into consideration in reviewing applications for mergers, acquisitions, relocation of existing branches, opening of new branches and other transactions. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws.

A bank’s compliance with the Community Reinvestment Act is based on a performance based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank’s latest CRA examination was completed by the Federal Deposit Insurance Corporation. The lending test portion included a review of small business, small farm, and home mortgage loans originated during calendar years 2005 and 2006. The Bank’s community development lending as well as investment and service activities were reviewed between January 20, 2004, and April 16, 2007. The FDIC provided the Bank with a High Satisfactory rating in the lending test and an Outstanding rating for both the investment and service tests. Consequently, the Bank received an overall Outstanding rating in complying with its CRA obligations. The FDIC cited the volume of loans within geographies of differing income levels; the number of loans to individuals and small businesses of different income levels; the significant community development services provided within the Bank’s communities; and, the variety and depth of products and services tailored to the needs of the communities as key factors in their overall rating assessment.

The Sarbanes-Oxley Act of 2002
This legislation addresses certain accounting oversight and corporate governance matters.

•	The creation of a five-member oversight board that sets standards for accountants and has investigative and disciplinary powers.

•
The prohibition of accounting firms from providing various types of consulting services to public clients and requires accounting firms to rotate partners among public client assignments every five years.

•	Increased penalties for financial crimes.

•	Expanded disclosure of corporate operations and internal controls and certification of financial statements.

•	Enhanced controls on, and reporting of, insider trading.

•	Prohibition on lending to officers and directors of public companies, although the bank may continue to make these loans within the constraints of existing banking regulations.

As a public reporting company, the Company is subject to the requirements of this legislation and related rules and regulations issued by the Securities and Exchange Commission (the “SEC”). The Company does not expect that compliance with the Act (the “Act”) will have a material impact upon its business. However, other non-interest expense items, including professional expenses and other costs related to compliance with the reporting requirements of the securities laws have significantly increased and can be expected to continue to increase.

Available Information

Company reports filed with the Securities and Exchange Commission including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and ownership reports filed by Directors, executive officers and principal shareholders can be accessed through the Company’s web site at http://www.fmbonline.com. The link to the Securities and Exchange Commission is on the About F & M Bank page.

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

Risks Associated With Our Business

The Current Changing Economic Environment Poses Significant Challenges For Us - Financial institutions continue to be affected by the softening of the real estate market and the economy in general.  While we have very limited direct exposure to the residential real estate market and while we have no sub-prime residential loans or securities backed by such loans on our books, we are nevertheless affected by these economic events.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, interest rate resets on adjustable rate mortgage loans and other factors could have adverse effects on our borrowers which would adversely affect our financial condition and results of operations.  This deterioration in economic conditions could drive losses beyond that which is provided for in our allowance for loan losses.

We Are Dependent On Real Estate And Downturns In The Real Estate Market Could Hurt Our Business - Although our regulators have determined that we do not have significant CRE concentration risk, a significant portion of our loan portfolio is dependent on real estate. See “Item 1. Business – Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms.” At December 31, 2007, real estate served as the principal source of collateral with respect to approximately 66% of our loan outstandings, 17% were secured by production agricultural properties. A continuing decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

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

Our Business Is Subject To Interest Rate Risk And Changes In Interest Rates May Adversely Affect Our Performance And Financial Condition - Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates and increasing competition may have an adverse effect on our business, financial condition and results of operations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

A sustained decrease in market interest rates could adversely affect our earnings. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine, in large part, the cost of funds for lending and investing and the yield earned on those loans and investments, both of which impact the Company’s net interest margin. Between June 30, 2004, and December 31, 2006, the Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) adopted a policy of monetary tightening, and as a result market interest rates increased during this period. The FRB has recently adopted an easing bias in response to the current state of the national economy and housing market as well as the volatility of financial markets. As a result, market interest rates have declined 225 basis points since September 2007. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, prepaying their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our commercial real estate and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan demand available in our market. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Looking Forward: 2008 and Beyond.”

Failure To Successfully Execute Our Strategy Could Adversely Affect Our Performance - Our financial performance and profitability depends on our ability to execute our corporate growth strategy. Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced. Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as the:

•	inability to control non-interest expense, including, but not limited to, rising employee and healthcare costs;

•	inability to increase non-interest income; and

•	continuing ability to expand through de novo branching or otherwise.

Economic Conditions In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses - Our retail and commercial banking operations are concentrated primarily in Sacramento, San Joaquin, Stanislaus and Merced Counties. As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area. A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Looking Forward: 2008 and Beyond.”

This Company’s service areas can be significantly impacted by the seasonal and cyclical trends of the agricultural industry. As a result, the Company’s financial results are influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and the planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold). Additionally, although the Company’s loan portfolio is believed to be well diversified, at various times during the year approximately 33% of the Company’s loan balances can be outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, walnuts, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

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

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

We Depend On Cash Dividends From Our Subsidiary Bank To Meet Our Cash Obligations - As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our Trust Preferred Securities and our other obligations, including cash dividends. See “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval.

Risks Associated With Our Industry

We Are Subject To Government Regulation That Could Limit Or Restrict Our Activities, Which In Turn Could Adversely Impact Our Operations - The financial services industry is regulated extensively. Federal and state regulations are designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on our operations.

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

Risks Associated With Our Stock

Our Stock Trades Less Frequently Than Others - The Company’s common stock is not widely held or listed on any exchange. However, trades may be reported on the OTC Bulletin Board under the symbol "FMCB.OB". Management is aware that there are private transactions in the Company’s common stock. However, the limited trading market for the Company’s common stock may make it difficult for stockholders to dispose of their shares.

Our Stock Price Is Affected By A Variety Of Factors - Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	operating and stock price performance of other companies that investors deem comparable to our Company;

•	news reports relating to trends, concerns and other issues in the financial services industry; and

•	perceptions in the marketplace regarding our Company and/or its competitors.

Our Common Stock Is Not An Insured Deposit - Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Item 1B. Unresolved Staff Comments

The Company has no unresolved comments received from staff at the SEC.

Item 2. Properties

Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in twenty-one branch locations in the Company's service area. Of the twenty-one locations, fourteen are owned and seven are leased. The expiration of these leases occurs between the years 2008 and 2016. See Note 14 located in “Item 8. Financial Statements and Supplementary Data.”

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades may be reported on the OTC Bulletin Board under the symbol “FMCB.OB”. Additionally, management is aware that there are private transactions in the Company’s common stock.

The following table summarizes the actual high, low and close sale prices for the Company's common stock since the first quarter of 2006. These figures are based on activity posted on the OTC Bulletin Board and on private transactions between individual shareholders that are reported to the Company.

					Cash Dividends
	Calendar Quarter	High	Low	Close	Declared (Per Share)

2007	Fourth quarter	$460	$381	$460	$5.35
	Third quarter	480	412	435	-
	Second quarter	525	475	480	4.35
	First quarter	535	507	515	-

2006	Fourth quarter	$557	$505	$515	$4.80
	Third quarter	565	505	550	-
	Second quarter	550	475	550	3.75
	First quarter	510	485	510	-

As of January 31, 2008, there were approximately 1,498 shareholders of record of the Company’s common stock.

Beginning in 1975 and continuing through 2005 the Company issued a 5% stock dividend annually. However, this dividend was discontinued in 2006.

There are limitations under Delaware corporate law as to the amounts of dividends that may be paid by the Company. Additionally, if we decided to defer interest on our subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on dividends paid by the Bank to fund its dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank under state and federal laws. See “Item 1. Business – Supervision and Regulation.”

In 1998, the Board approved the Company’s first stock repurchase program which expired on May 1, 2001. During the second quarter of 2004, the Board approved a second stock repurchase program because it concluded that the Company continued to have more capital than it needed to meet present and anticipated regulatory guidelines for the Bank to be classified as “well capitalized.” On April 4, 2006, the Board unanimously approved expanding the repurchase program to allow the repurchase of up to $15 million of stock between May 1, 2006, and April 30, 2009.

Repurchases under the program will continue to be made on the open market or through private transactions. The repurchase program also requires that no purchases may be made if the Bank would not remain “well-capitalized” after the repurchase. All shares repurchased under the repurchase program will be retired.

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the fourth quarter of 2007.

Period	Number of Shares	Average Price per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 2007	-	$-	-	$7,884,174
November 2007	1,898	460.00	1,898	7,011,094
December 2007	3,658	460.00	3,658	5,328,414
Total	5,556	$460.00	5,556	$5,328,414

All of the above shares were repurchased in private transactions.

Performance Graphs

The following graphs compare the yearly percentage change in the Company’s cumulative total stockholder return on common stock with: (i) a published index compiled by Hemscott Group (formerly Core Data) of banks and bank holding companies throughout the United States; and (ii) the cumulative total return of the American Stock Exchange market index. The following comparisons cover the period January 1, 2003, to December 31, 2007. The graphs assume an initial investment of $100 on January 1, 2003, and reinvestment of dividends. The stock price performance set forth in the following graphs is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTC Bulletin Board and on private transactions between individual shareholders that are reported to the Company.

These graphs shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933 or under the Exchange Act , except to the extent that we specifically incorporate these graphs by reference.

Item 6. Selected Financial Data

Farmers & Merchants Bancorp
Five Year Financial Summary of Operations
(in thousands except per share data)

Summary of Income:	2007	2006	2005	2004	2003
Total Interest Income	$95,775	$88,396	$72,458	$59,300	$54,884
Total Interest Expense	32,225	24,621	14,032	9,818	11,073
Net Interest Income	63,550	63,775	58,426	49,482	43,811
Provision for Loan Losses	1,495	275	425	1,275	625
Net Interest Income After Provision for Loan Losses	62,055	63,500	58,001	48,207	43,186
Total Non-Interest Income	15,455	12,063	11,274	14,267	12,918
Total Non-Interest Expense	41,945	43,121	40,617	36,175	33,286
Income Before Income Taxes	35,565	32,442	28,658	26,299	22,818
Provision for Income Taxes	12,870	11,813	10,230	9,625	8,043
Net Income Before Cumulative Effect of Change in Accounting Principle	22,695	20,629	18,428	16,674	14,775
Cumulative Effect of a Change in Accounting Principle (net of tax)	-	-	-	(224)	-
Net Income	$22,695	$20,629	$18,428	$16,450	$14,775
Balance Sheet Data:
Total Assets	$1,519,172	$1,411,233	$1,352,989	$1,226,295	$1,148,565
Loans	1,140,969	1,046,912	973,257	866,908	806,906
Allowance for Loan Losses	18,483	18,099	17,860	17,727	17,220
Investment Securities	247,637	243,867	267,940	275,440	261,922
Deposits	1,310,790	1,198,528	1,103,340	1,002,110	904,349
Federal Home Loan Bank Advances	28,954	47,532	98,847	80,889	111,928
Shareholders' Equity	143,418	132,340	123,648	116,547	109,605

Selected Ratios:
Return on Average Assets	1.56%	1.51%	1.46%	1.40%	1.36%
Return on Average Equity	16.26%	16.16%	15.26%	14.50%	13.68%
Dividend Payout Ratio(1)	34.51%	33.77%	34.55%	34.79%	32.05%
Average Loans to Average Deposits	86.86%	90.24%	87.28%	86.41%	85.29%
Average Equity to Average Assets	9.60%	9.38%	9.58%	9.68%	9.97%
Period-end Shareholders' Equity to Total Assets	9.44%	9.38%	9.14%	9.50%	9.54%

Per Share Data:
Net Income (2) (3)	$28.05	$25.25	$22.24	$19.68	$17.55
Cash Dividends Per Share (1)(3)	$9.70	$8.55	$7.68	$6.85	$5.63

(1)	Not including cash paid in lieu of fractional shares related to stock dividend.
(2)	Based on the weighted average number of shares outstanding of 809,057, 817,044, 828,537, 835,746 and 841,857 for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively.
(3)	Per share data has been adjusted, where applicable, for stock dividends issued in any of the above years.

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

The Five Year Period: 2003 through 2007
The following table presents key performance data for the Company over the past five years.

  (in thousands, except per share data)
Financial Performance Indicator	2007	2006	2005	2004	2003

Net Income	$22,695	$20,629	$18,428	$16,450	$14,775

Total Assets	$1,519,172	$1,411,233	$1,352,989	$1,226,295	$1,148,565
Total Loans	$1,140,969	$1,046,912	$973,257	$866,908	$806,906
Total Deposits	$1,310,790	$1,198,528	$1,103,340	$1,002,110	$904,349
Total Shareholders’ Equity	$143,418	$132,340	$123,648	$116,547	$109,605
Total Risk-Based Capital Ratio	12.21%	12.17%	12.32%	13.34%	13.24%

Non-Performing Loans as a % of Total Loans	0.02%	0.01%	0.07%	0.03%	0.32%
Net Charge-Offs to Average Loans	0.10%	0.00%	0.03%	0.08%	0.01%
Loan Loss Allowance as a % of Total Loans	1.62%	1.72%	1.83%	2.04%	2.13%

Return on Average Assets	1.56%	1.51%	1.46%	1.40%	1.36%
Return on Average Equity	16.26%	16.16%	15.26%	14.50%	13.68%
Earnings Per Share (1)	$28.05	$25.25	$22.24	$19.68	$17.55
Cash Dividends Per Share (1) (2)	$9.70	$8.55	$7.68	$6.85	$5.63
Cash Dividends Declared (2)	$7,831	$6,966	$6,366	$5,723	$4,736
# Shares Repurchased During Year	11,821	11,718	8,066	7,981	5,732
Average Share Price of Repurchased Shares	$460	$507	$496	$389	$256
High Stock Price – Fourth Quarter	$460	$557	$500	$455	$375
Low Stock Price – Fourth Quarter	$381	$505	$465	$400	$300
Closing Stock Price – Fourth Quarter	$460	$515	$490	$404	$300
_______________________________________________________
(1) Prior years have been restated for stock dividends issued in 2003 through 2005. No stock dividend was issued in 2006 or 2007.
(2) Not including cash paid in lieu of fractional shares related to stock dividends. These payments totaled $639,000 between 2003 and 2005.

During the five-year period 2003 through 2007, the Company’s operating performance improved every year.

•	Annual net income increased 54% to $22.7 million from $14.8 million.

•	Earnings Per Share increased 60% to $28.05 from $17.55.

•	Return on Average Equity increased 258 basis points to 16.26% from 13.68%.

•	Total assets increased 32% to $1.5 billion.

•	Total loans increased 41% to $1.1 billion.

Importantly, during this period of asset and earnings growth:

•
The Bank’s risk based capital ratio has remained above the 10% level that federal and state banking regulators require for banks to be considered “well capitalized.” See “Financial Condition – Capital.”

•
The Company’s asset quality has remained strong, as reflected by net charge-offs never exceeding 0.10% of average loans in any year and non-performing loans totaling 0.02% of total loans at December 31, 2007. See “Financial Condition – Non-Performing Assets.”

•
The Company’s allowance for loan losses has been maintained above 1.6% of total loans, reflecting a conservative approach to providing for loan losses. See “Results of Operations – Provision and Allowance for Loan Losses.”

As a result of this strong earnings performance, capital position and asset quality, shareholders have benefited well in excess of overall Bank and Bank Holding Company stock market returns over the past five years.

•	Return on Average Equity has increased every year from 13.68% in 2003 to 16.26% in 2007.

•	Cash Dividends per Share, restated for stock dividends issued, have increased 87% since 2002, and totaled $38.41 per share over the five year period.

•
The total return on the Company’s stock over the past five years compares very favorably to overall stock market returns as represented by the Hemscott Group Index of Banks and Bank Holding Companies. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Security - Performance Graphs.”

The Current Year: 2007
At the completion of our 91st  year, management and the Board are pleased to report the highest net income in the Company’s history. For the year ended December 31, 2007, Farmers & Merchants Bancorp reported net income of $22.7 million, earnings per share of $28.05, return on average assets of 1.56% and return on average equity of 16.30%.

The Company’s continuing strong earnings performance in 2007 was due to a carefully implemented strategy to balance growth with asset quality and margin protection, which resulted in: (1) 6.3% growth in average earning assets; (2) improvement in the mix of earning assets as reflected by an increase in loans as a percentage of average earning assets from 79% in 2006 to 81% in 2007; and (3) improvement in the efficiency ratio from 56.9% in 2006 to 53.0% in 2007.  These factors offset a decline in the net interest margin from 5.18% in 2006 to 4.85% in 2007.

The following is a summary of the financial accomplishments achieved during 2007 as compared to 2006.

•	Net income increased 10.0% to $22.7 million from $20.6 million.

•	Earnings per share increased 11.1% to $28.05 from $25.25.

•	Total assets increased 7.6% to $1.52 billion from $1.41 billion.

•	Gross loans increased 9.0% to $1.1 billion from $1.0 billion.

•	Total deposits increased 9.4% to $1.3 billion from $1.2 billion.

•	Total shareholders’ equity increased 8.4% to $143.4 million from $132.3 million, after dividends of $7.8 million and stock repurchases of $5.5 million.

Looking Forward: 2008 and Beyond
In management’s opinion, the following key issues will influence the financial results of the Company in 2008 and future years:

•	The Company’s earnings are sensitive to changes in market interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

-
Between 2004 and 2006, as a result of the FRB increasing market interest rates, the Company’s net interest margin improved approximately 81 basis points to a high of 5.37% in the first quarter of 2006.

-
Once short-term market rates stabilized in 2006, since increases in the Company’s deposit rates typically lag increases in loan rates, the Company’s net interest margin dropped by 48 bps to 4.89% in the second quarter of 2007.

-	In September 2007 the FRB began decreasing short-term market rates, resulting in further pressure on the Company’s net interest margin, which declined to 4.78% in the fourth quarter of 2007.

In addition to changes in market interest rates, the Company’s net interest margin has come under pressure from (1) competitor pricing strategies for both loans and deposits that the Company needs to respond to in order to retain key customers and (2) changes in deposit mix as customers move funds from low or non-interest bearing transaction and savings accounts to higher yielding time deposits.

•
The Company’s results can be influenced by changes in the credit quality of its borrowers. See “Provision and Allowance for Loan Losses” and “Non-Performing Assets.” Non-performing loans totaled $203,000 or 0.02% of total loans at December 31, 2007, and $54,000 or 0.01% of total loans at December 31, 2006. Management believes that these levels are adequately covered by the Company’s current loan loss reserves, however, general economic conditions in the Company’s service area have softened over the past year and may continue to do so in 2008.   Accordingly, future financial results could be impacted should deterioration in economic conditions or other factors that affect credit quality cause the level of the Company’s non-performing loans to increase.

In addition to the preceding issues, over the past several years management has reviewed the Company’s existing branch delivery system, along with the availability and desirability of additional branch locations, and initiated a major branch expansion, relocation and renovation program. New branches were opened during 2006 in Sacramento, Lodi and Stockton and the downtown Turlock branch will be relocated to a new facility in 2008. In management’s opinion, these moves are integral to the long-term strategic positioning of the Company.

The Company currently estimates that the total capital expenditures associated with this multi-year branch program, which began in 2004, will be in excess of $13 million which will result in an increase in the Company’s future occupancy expense as compared to prior years. Approximately $10 million has been spent as of December 31, 2007. In addition, the increased staffing and other operating expense associated with these new branches will place pressure on the Company’s earnings over the next 24-36 months, the timeframe in which these branches are estimated to reach break-even.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ performance during each of the years in the three-year period ended December 31, 2007, and the material changes in financial condition, operating income and expense of the Company and its subsidiaries as shown in the accompanying financial statements.

Net Interest Income/Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the years ending 2007, 2006 and 2005. Average balance amounts for assets and liabilities are the computed average of daily balances.

Net interest income is the amount by which the interest and fees on loans and other interest earning assets exceed the interest paid on interest bearing sources of funds. For the purpose of analysis, the interest earned on tax-exempt investments and municipal loans is adjusted to an amount comparable to interest subject to normal income taxes. This adjustment is referred to as “tax equivalent” adjustment and is noted wherever applicable.

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

The Company’s earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

2007 Compared to 2006
Net interest income decreased 0.4% to $63.6 million during 2007. During 2006 net interest income was $63.8 million, representing an increase of 9.2% from 2005. On a fully tax equivalent basis, net interest income decreased 0.4% and totaled $65.1 million during 2007, compared to $65.4 million for 2006. As more fully discussed below, the decrease in net interest income was primarily due to increasing deposit costs, but, beginning in September 2007 the FRB began dropping market interest rates which has resulted in declining loan yields during the fourth quarter of 2007, a trend that will continue into 2008 as the FRB dropped rates by 125 basis points in January.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2007, the Company’s net interest margin was 4.85% compared to 5.18% in 2006. Recent trends in: (1) market interest rates; and (2) competitive pricing of both loans and deposits will continue, in management’s opinion, to place pressure on the Company’s net interest margin in future quarters. See “Overview – Looking Forward: 2008 and Beyond” for a discussion of factors impacting the Company’s future net interest margin.

Loans, generally the Company’s highest earning assets, increased $94.0 million as of December 31, 2007, compared to December 31, 2006. See “Financial Condition – Loans” for further discussion of this increase. On an average balance basis, loans increased by $91.6 million for the year ended December 31, 2007. As a result of this loan growth, the mix of the Company’s earning assets improved as loans increased from 79.1% of average earning assets during 2006 to 81.2% in 2007. Despite decreases in market rates from mid- September through December 2007 the year-to-date yield on the loan portfolio remained almost unchanged at 7.71% for the year ended December 31, 2007, compared to 7.70% for the year ended December 31, 2006. Some of this resilience in loan yields is due to pricing floors that the Bank has placed in some of its customer loan agreements. However, these floors typically expire annually and are renegotiated based upon current market conditions. Even with no increase in yield, the growth in loan balances resulted in interest revenue from loans increasing 9.4% to $84.1 million for 2007. The Company has been experiencing aggressive competitor pricing for loans that it may need to continue to respond to in order to retain key customers. This, in conjunction with recent and possible future decreases in market interest rates by the FRB, could place even greater negative pressure on future loan yields and net interest margin.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31,
		2007
Assets	Balance	Interest	Rate
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$10,443	$538	5.15%
Investment Securities Available-for-Sale
U.S. Agencies	-	-	-
Municipals - Non-Taxable	11,065	786	7.10%
Mortgage-backed Securities	114,984	5,995	5.21%
Other	6,315	297	4.70%
Total Investment Securities Available-for-Sale	132,364	7,078	5.35%

Investment Securities Held-to-Maturity
U.S. Agencies	30,490	1,271	4.17%
Municipals - Non-Taxable	68,987	4,005	5.81%
Mortgage-backed Securities	7,700	295	3.83%
Other	2,100	61	2.90%
Total Investment Securities Held-to-Maturity	109,277	5,632	5.15%

Loans
Real Estate	628,490	45,917	7.31%
Home Equity	65,975	5,188	7.86%
Agricultural	195,482	16,417	8.40%
Commercial	180,006	14,823	8.23%
Consumer	13,493	1,184	8.77%
Credit Card	5,435	537	9.88%
Other	1,102	15	1.36%
Total Loans	1,089,983	84,081	7.71%
Total Earning Assets	1,342,067	$97,329	7.25%

Unrealized Loss on Securities Available-for-Sale	(1,232)
Allowance for Loan Losses	(17,940)
Cash and Due From Banks	38,761
All Other Assets	92,389
Total Assets	$1,454,045

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$130,723	$102	0.08%
Savings	290,611	4,386	1.51%
Time Deposits	554,936	25,472	4.59%
Total Interest Bearing Deposits	976,270	29,960	3.07%
Other Borrowed Funds	26,428	1,397	5.29%
Subordinated Debt	10,310	868	8.42%
Total Interest Bearing Liabilities	1,013,008	$32,225	3.18%
Interest Rate Spread			4.07%
Demand Deposits	278,625
All Other Liabilities	22,836
Total Liabilities	1,314,469
Shareholders' Equity	139,576
Total Liabilities & Shareholders' Equity	$1,454,045
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.78%
Net Interest Income and Margin on Total Earning Assets		65,104	4.85%
Tax Equivalent Adjustment		(1,554)
Net Interest Income		$63,550	4.74%
Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount of $2.2 million for the year ended December 31, 2007. Nonaccrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31,
		2006
Assets	Balance	Interest	Rate
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$1,030	$49	4.76%
Investment Securities Available-for-Sale
U.S. Agencies	27,295	1,112	4.07%
Municipals - Non-Taxable	15,121	957	6.33%
Mortgage-backed Securities	103,763	4,981	4.80%
Other	6,870	385	5.60%
Total Investment Securities Available-for-Sale	153,049	7,435	4.86%

Investment Securities Held-to-Maturity
U.S. Agencies	30,593	1,270	4.15%
Municipals - Non-Taxable	67,490	3,947	5.85%
Mortgage-backed Securities	9,785	375	3.83%
Other	2,120	62	2.92%
Total Investment Securities Held-to-Maturity	109,988	5,654	5.14%

Loans
Real Estate	567,479	40,915	7.21%
Home Equity	67,251	5,356	7.96%
Agricultural	164,897	13,843	8.39%
Commercial	178,528	14,976	8.39%
Consumer	13,587	1,205	8.87%
Credit Card	5,445	536	9.84%
Municipal	1,215	41	3.37%
Total Loans	998,402	76,872	7.70%
Total Earning Assets	1,262,469	$90,010	7.13%

Unrealized Gain (Loss) on Securities Available-for-Sale	(3,629)
Allowance for Loan Losses	(18,280)
Cash and Due From Banks	37,906
All Other Assets	83,238
Total Assets	$1,361,704

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$128,199	$89	0.07%
Savings	277,185	2,310	0.83%
Time Deposits	424,745	16,231	3.82%
Total Interest Bearing Deposits	830,129	18,630	2.24%
Other Borrowed Funds	99,484	5,164	5.19%
Subordinated Debt	10,310	827	8.02%
Total Interest Bearing Liabilities	939,923	$24,621	2.62%
Interest Rate Spread			4.51%
Demand Deposits	276,289
All Other Liabilities	17,824
Total Liabilities	1,234,036
Shareholders' Equity	127,668
Total Liabilities & Shareholders' Equity	$1,361,704
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.67%
Net Interest Income and Margin on Total Earning Assets		65,389	5.18%
Tax Equivalent Adjustment		(1,614)
Net Interest Income		$63,775	5.05%
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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31,
		2005
Assets	Balance	Interest	Rate
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$5,593	$188	3.36%
Investment Securities Available-for-Sale
U.S. Agencies	58,226	2,187	3.76%
Municipals - Taxable	81	5	6.17%
Municipals - Non-Taxable	15,987	976	6.10%
Mortgage-backed Securities	79,290	3,112	3.92%
Other	4,582	255	5.57%
Total Investment Securities Available-for-Sale	158,166	6,535	4.13%

Investment Securities Held-to-Maturity
U.S. Agencies	28,255	1,167	4.13%
Municipals - Non-Taxable	64,968	3,880	5.97%
Mortgage-backed Securities	12,223	465	3.80%
Other	432	26	6.02%
Total Investment Securities Held-to-Maturity	105,878	5,538	5.23%

Loans
Real Estate	507,315	34,133	6.73%
Home Equity	65,397	4,172	6.38%
Agricultural	142,008	9,880	6.96%
Commercial	170,081	12,012	7.06%
Consumer	12,694	1,106	8.71%
Credit Card	5,046	491	9.73%
Municipal	1,029	44	4.28%
Total Loans	903,570	61,838	6.84%
Total Earning Assets	1,173,207	$74,099	6.32%

Unrealized Gain (Loss) on Securities Available-for-Sale	(1,856)
Allowance for Loan Losses	(17,910)
Cash and Due From Banks	35,453
All Other Assets	72,235
Total Assets	$1,261,129

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$117,460	$79	0.07%
Savings	298,181	1,319	0.44%
Time Deposits	351,552	8,430	2.40%
Total Interest Bearing Deposits	767,193	9,828	1.28%
Other Borrowed Funds	78,719	3,561	4.52%
Subordinated Debt	10,310	643	6.24%
Total Interest Bearing Liabilities	856,222	$14,032	1.64%
Interest Rate Spread			4.68%
Demand Deposits	268,038
All Other Liabilities	16,092
Total Liabilities	1,140,352
Shareholders' Equity	120,777
Total Liabilities & Shareholders' Equity	$1,261,129
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.44%
Net Interest Income and Margin on Total Earning Assets		60,067	5.12%
Tax Equivalent Adjustment		(1,641)
Net Interest Income		$58,426	4.98%
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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	2007 versus 2006 Amount of Increase (Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Federal Funds Sold	$485	$4	$489
Investment Securities Available-for-Sale
U.S. Agencies	(1,112)	-	(1,112)
Municipals - Non-Taxable	(278)	107	(171)
Mortgage-backed Securities	564	450	1,014
Other	(29)	(59)	(88)
Total Investment Securities Available-for-Sale	(855)	498	(357)

Investment Securities Held-to-Maturity
U.S. Agencies	(4)	5	1
Municipals - Non-Taxable	87	(29)	58
Mortgage-backed Securities	(80)	-	(80)
Other	(1)	-	(1)
Total Investment Securities Held-to-Maturity	2	(24)	(22)

Loans:
Real Estate	4,451	551	5,002
Home Equity	(101)	(67)	(168)
Agricultural	2,569	5	2,574
Commercial	124	(277)	(153)
Consumer	(8)	(13)	(21)
Credit Card	(1)	2	1
Other	(4)	(22)	(26)
Total Loans	7,030	179	7,209
Total Earning Assets	6,662	657	7,319

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	2	11	13
Savings	117	1,959	2,076
Time Deposits	5,579	3,662	9,241
Total Interest Bearing Deposits	5,698	5,632	11,330
Other Borrowed Funds	(3,860)	93	(3,767)
Subordinated Debt	-	41	41
Total Interest Bearing Liabilities	1,838	5,766	7,604
Total Change	$4,824	$(5,109)	$(285)
Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	2006 versus 2005 Amount of Increase (Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Federal Funds Sold	$(195)	$56	$(139)
Investment Securities Available-for-Sale
U.S. Agencies	(1,247)	172	(1,075)
Municipals - Taxable	(2)	(3)	(5)
Municipals - Non-Taxable	(54)	35	(19)
Mortgage-backed Securities	1,085	784	1,869
Other	128	2	130
Total Investment Securities Available-for-Sale	(90)	990	900

Investment Securities Held-to-Maturity
U.S. Agencies	97	6	103
Municipals - Non-Taxable	149	(82)	67
Mortgage-backed Securities	(94)	4	(90)
Other	56	(20)	36
Total Investment Securities Held-to-Maturity	208	(92)	116

Loans:
Real Estate	4,229	2,553	6,782
Home Equity	121	1,063	1,184
Agricultural	1,736	2,227	3,963
Commercial	620	2,344	2,964
Consumer	79	20	99
Credit Card	39	6	45
Other	7	(10)	(3)
Total Loans	6,831	8,203	15,034
Total Earning Assets	6,754	9,157	15,911

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	7	3	10
Savings	(99)	1,090	991
Time Deposits	2,026	5,775	7,801
Total Interest Bearing Deposits	1,934	6,868	8,802
Other Borrowed Funds	1,028	575	1,603
Subordinated Debt	-	184	184
Total Interest Bearing Liabilities	2,962	7,627	10,589
Total Change	$3,792	$1,530	$5,322
Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

The investment portfolio is the other main component of the Company’s earning assets. The Company invests primarily in mortgage-backed securities issued by government-sponsored entities, U.S. Government Agencies, and high-grade municipals. Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is generally less than that of loans.

Average investment securities decreased $21.4 million in 2007 compared to the average balance during 2006 reflecting a redeployment to loans. Interest income on securities decreased $379,000 to $12.7 million for the year ended December 31, 2007, compared to $13.1 million for the year ended December 31, 2006. The average yield, on a tax equivalent basis, in the investment portfolio was 5.3% in 2007 compared to 5.0% in 2006. See “Financial Condition – Investment Securities” for a discussion of the Company’s repositioning of its securities portfolio during 2006 which resulted in this increase in yield. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $73.1 million or 7.8% during 2007. Of that increase, average borrowed funds, primarily Federal Home Loan Bank Advances, decreased $73.0 million, interest-bearing deposits increased $146.1 million, and subordinated debt remained unchanged.

During 2007 the Company was able to grow average interest bearing deposits by $146.1 million. The increase was primarily in time deposits, which grew $130.2 million, as lower cost savings and interest bearing DDA increased by $15.9 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $30.0 million in 2007 as compared to $18.6 million in 2006. The average rate paid on interest-bearing deposits was 3.1% in 2007 and 2.2% in 2006. This increase in rates is a result of the lagging impact of increases in market interest rates that occurred in mid-2004 through mid-2006. Since September 2007 the FRB has been lowering market rates. The Company has begun to feel this impact as the average rate paid on interest-bearing deposits declined to 3.0% in December 2007. The Company anticipates that this decline in deposit rates will continue into 2008, particularly if the FRB continues to lower market interest rates. See “Overview – Looking Forward: 2008 and Beyond” for a discussion of factors impacting the Company’s future deposit rates and their impact on net interest margin.

2006 Compared to 2005
Net interest income increased 9.2% to $63.8 million during 2006. During 2005 net interest income was $58.4 million, representing an increase of 18.1% from 2004. On a fully tax equivalent basis, net interest income increased 8.9% and totaled $65.4 million during 2006 compared to $60.1 million for 2005. The increase in net interest income was due to a combination of: (1) growth in average earning assets in 2006; and (2) improvement in the net interest margin.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2006 the Company’s net interest margin was 5.18% compared to 5.12% in 2005. This improvement was due to the continuing residual impact of increases in market interest rates that occurred in mid-2004 through mid-2006.

Loans, generally the Company’s highest earning assets, increased $73.7 million as of December 31, 2006, compared to December 31, 2005. On an average balance basis, loans increased by $94.8 million for the year ended December 31, 2006. As a result of this loan growth, the mix of the Company’s earning assets improved as loans increased from 77.0% of average earning assets during 2005 to 79% in 2006. Due to increases in market rates from mid- 2004 through mid-2006 the year-to-date yield on the loan portfolio increased 86 basis points to 7.70% for the year ended December 31, 2006, compared to 6.84% for the year ended December 31, 2005. This increase in yield plus the growth in loan balances resulted in interest revenue from loans increasing 24.3% to $76.9 million for 2006.

The investment portfolio is the other main component of the Company’s earning assets. The Company invests primarily in mortgage-backed securities, U.S. Government Agencies, and high-grade municipals. Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is generally less than that of loans.

Average investment securities decreased $1.0 million in 2006 compared to the average balance during 2005. Interest income on securities increased $1.0 million to $13.1 million for the year ended December 31, 2006 compared to $12.1 million for the year ended December 31, 2005. The average yield, on a tax equivalent basis, in the investment portfolio was 5.0% in 2006 compared to 4.6% in 2005. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $83.7 million or 9.8% during 2006. Of that increase, average borrowed funds (primarily FHLB Advances) increased $20.8 million, interest-bearing deposits increased $62.9 million, and subordinated debt remained unchanged.

During 2006 the Company was able to grow average interest bearing deposits by $62.9 million. The increase was primarily in time deposits, which grew $73.2 million, as lower cost savings and interest bearing DDA decreased by $10.3 million. Total interest expense on deposit accounts for 2006 was $18.6 million as compared to $9.8 million in 2005. As deposits increased, interest expense on deposits increased 89.6% or $8.8 million in 2006. The average rate paid on interest-bearing deposits was 2.2% in 2006 and 1.3% in 2005. This increase in rates is a result of the lagging impact of increases in market interest rates that occurred in mid-2004 through mid-2006.

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

The Company has established credit management policies and procedures that govern both the approval of new loans and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans to one borrower and by restricting loans made primarily to its principal market area where management believes it is better able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk.” Management reports regularly to the Board of Directors regarding trends and conditions in the loan portfolio and regularly conducts credit reviews of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight.

The provision for loan losses totaled $1.5 million in 2007 compared to $275,000 in 2006 and $425,000 in 2005. Changes in the provision between years were the result of management’s evaluation of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses and the prevailing economic climate and its effect on borrowers’ ability to repay loans in accordance with the terms of the notes. See “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” and “Overview – Looking Forward: 2008 and Beyond.”

As of December 31, 2007, the allowance for loan losses was $18.5 million, which represented 1.6% of the total loan balance. At December 31, 2006, the allowance for loan losses was $18.1 million or 1.7% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of December 31, 2007, was adequate.

The following tables summarize the activity and the allocation of the allowance for losses for the years indicated.

(in thousands)	2007	2006	2005	2004	2003
Allowance for Loan Losses Beginning of Year	$18,099	$17,860	$17,727	$17,220	$16,684
Provision Charged to Expense	1,495	275	425	1,275	625
Charge Offs:
Commercial Real Estate	-	-	-	-	1
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	254	333	199	5	0
Commercial	722	121	442	700	282
Consumer	52	41	26	7	175
Credit Card	202	284	200	243	239
Other	143	60	-	-	-
Total Charge Offs	1,373	839	867	955	697

Recoveries:
Commercial Real Estate	-	-	-	-	143
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	79	75	376	26	17
Commercial	30	624	134	209	394
Consumer	11	37	19	32	25
Credit Card	42	26	46	31	29
Other	100	41	-	-	-
Total Recoveries	262	803	575	298	608
Net (Charge-Offs) Recoveries	(1,111)	(36)	(292)	(657)	(89)
Less Reclassification Adjustment*	-	-	-	(111)	-
Total Allowance for Loan Losses	$18,483	$18,099	$17,860	$17,727	$17,220
*As of December 31, 2004, the Company reclassified $111,000 of the Allowance for Loan Losses that pertained to commitments under commercial and standby letters of credit to the “Other Liabilities” section of the Consolidated Balance Sheet.

Ratios:
Allowance for Loan Losses to:
Loans at Year End	1.62%	1.72%	1.83%	2.04%	2.13%
Average Loans	1.70%	1.81%	1.98%	2.15%	2.33%

Consolidated Net Charge-Offs to:
Loans at Year End	0.10%	0.00%	0.03%	0.08%	0.01%
Average Loans	0.10%	0.00%	0.03%	0.08%	0.01%

For a description of the Company’s policy regarding the Allowance for Loan Losses, see Note 1 located in “Item 8. Financial Statements and Supplementary Data.”

	Allowance Allocation at December 31,
(in thousands)	2007	2006	2005	2004	2003
Commercial Real Estate	$2,527	$4,175	$3,974	$3,989	$4,663
Real Estate Construction	2,896	880	1,088	427	1,080
Residential 1st Mortgages	1,652	1,373	1,370	1,147	1,553
Home Equity Lines and Loans	836	436	416	170	471
Agricultural	5,335	3,564	1,786	4,342	4,681
Commercial	3,923	6,007	8,317	5,849	3,957
Consumer	346	92	89	133	104
Other	815	1,199	543	1,312	569
Unallocated	153	373	277	358	142
Total	$18,483	$18,099	$17,860	$17,727	$17,220

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) credit card merchant fees; (4) ATM fees; (5) investment gains and losses on non-qualified deferred compensation plans; (6) increases in the cash surrender value of bank owned life insurance; and (7) fees from other miscellaneous business services.

2007 Compared to 2006
Non-interest income totaled $15.4 million, an increase of $3.4 million or 28.1% from non-interest income of $12.1 million for 2006.

Service charges on deposit accounts totaled $7.3 million, an increase of $1.2 million or 20.5% from service charges on deposit accounts of $6.0 million in 2006. This increase was due to fees related to the Company’s Overdraft Privilege Service, which was offered to eligible customers with deposit accounts in good standing beginning May 1, 2006.

Net loss on investment securities improved by $461,000 or 21.3% in 2007 and was a loss of $1.7 million compared to a loss of $2.2 million for 2006. During 2006 the Company made the decision to sell some of its investment portfolio at a loss in order to better align the portfolio with its evolving asset/liability management objectives. During 2007 the Company recognized an impairment loss on investment securities. See “Financial Condition-Investment Securities.”

ATM fees totaled $1.4 million, an increase of $174,000 or 14.5% over fees in 2006. The increase in these fees is due to the convenience and increased number of ATM’s at strategic locations, which benefit both customers and non-customers.

During 2007 the Company received an $869,000 liquidating dividend from the Company’s partial ownership in WSBA, a credit card processing company whose operating assets were sold during 2006 and subsequently liquidated in 2007.

Investment gains on non-qualified deferred compensation plan balances increased $505,000 in 2007 to $1.1 million. See Note 11. located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Gain/loss on these plans fluctuates depending on the type of investments held and market trends in interest rates and stock prices.  All gains/losses are offset by a corresponding impact on salary expense resulting in no effect on the Company’s net income.

2006 Compared to 2005
Non-interest income totaled $12.1 million, an increase of $789,000 or 7.0% from non-interest income of $11.3 million for 2005.

Most of the increase in 2006 occurred in service charges on deposit accounts. Service charges totaled $6.0 million, an increase of $1.7 million or 38.5% from service charges on deposit accounts of $4.4 million in 2005. This increase was due to fees related to the Company’s Overdraft Privilege Service which was offered to eligible customers with deposit accounts in good standing beginning May 1, 2006.

The increase in service charges was offset by an increase in loss on sale of investment securities, which was a loss of $2.2 million in 2006 as compared to a loss of $953,000 for 2005. During 2006 the Company made the decision to sell some of its investment portfolio at a loss in order to better align the portfolio with its evolving asset/liability management objectives.

ATM fees totaled $1.2 million, an increase of $211,000 or 21.3% over fees in 2005. The increase in these fees is due to the convenience and increased number of ATM’s at strategic locations, which benefit both customers and non-customers.

Non-Interest Expense
Non-interest expense for the Company includes expenses for salaries and employee benefits, occupancy, equipment, supplies, legal fees, professional services, data processing, marketing, deposit insurance, merchant bankcard operations, and other miscellaneous expenses.

2007 Compared to 2006
Overall, non-interest expense totaled $41.9 million, a decrease of $1.2 million or 2.7% for the year ended December 31, 2007.

Salaries and employee benefits decreased $456,000 due to: (1) increased cost deferrals under “FAS 91”as a result of loan growth; and (2) reduced contributions to bonus and retirement plans primarily as a result of a reduction in the number of certain key individuals eligible to participate in the plans. At the end of 2007 the Company had 308 full time equivalent employees compared to 302 at the end of 2006.

Equipment expense in 2007 totaled $2.9 million, a decrease of $343,000 or 10.7% from 2006. During 2007 the Company made fewer equipment repairs/replacements than in 2006.

Marketing expense was $463,000 in 2007, a decrease of $704,000 or 60.3% from $1.2 million in 2006. The majority of this decrease was due to the continued reduction in expenses related to customer direct mail.

2006 Compared to 2005
Overall, non-interest expense totaled $43.1 million, an increase of $2.5 million or 6.2% for the year ended December 31, 2006.

Salaries and employee benefits increased $1.0 million due to: (1) officer salary merit increases which occurred in November 2005; (2) increased contributions to the Company’s incentive compensation and supplemental retirement plans; and (3) increased staff related to the three new branches opened during 2006. At the end of 2006 the Company had 302 full time equivalent employees compared to 294 at the end of 2005.

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

Marketing expense was $1.2 million in 2006 a decrease of $355,000 or 23.3% from $1.5 million in 2005. In 2005 there were significant marketing expenses for a new high performance checking product started in November 2004, including the associated direct mail and other ancillary expenses incurred to promote this product. These same expenses were not required in 2006.

Other operating expense totaled $6.9 million, a 9.7% increase from the prior year. This increase in other operating expense during 2006 was due to: (1) $228,000 early payoff penalties on FHLB advances; (2) operating losses related to non-sufficient funds and electronic funds transactions; and (3) increased stationery and printing expense related to the Company’s 90th anniversary logo.

Income Taxes
The provision for income taxes increased $2.1 million during 2007. The effective tax rate in 2007 was 36.2% compared to 36.4% in 2006 and 35.7% in 2005. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance, California enterprise zone interest income exclusion, and tax-exempt interest income on municipal securities and loans.

Current tax law causes the Company’s current taxes payable to approximate or exceed the current provision for taxes on the income statement. Three provisions have had a significant effect on the Company’s current income tax liability: the restrictions on the deductibility of loan losses, deductibility of pension and other long-term employee benefits only when paid and the statutory deferral of deductibility of California franchise taxes on the Company’s federal return.

Financial Condition

Investment Securities
The investment portfolio provides the Company with an income alternative to loans. The Company’s investment portfolio at the end of 2007 was $247.6 million, an increase of $3.8 million or 1.6% from 2006.   The investment portfolio remained relatively flat in 2007 as the Company deployed funds generated by deposit growth into its loan portfolio.

During 2006 the Company sold $63.3 million in available-for-sale investment securities at a loss of $2.2 million. These securities generally had a remaining life under three years and yields below current market rates. Funds not invested in loans or used to pay down short-term borrowings were reinvested in higher yielding, somewhat longer term (5-7 years) securities which management believes should strengthen the Company’s net interest margin and reduce the Company’s asset sensitivity, thereby better protecting against future declines in market interest rates.

The Company's total investment portfolio represented 16.3% of the Company’s total assets during 2007 and 17.3% of the Company’s total assets during 2006. Not included in the investment portfolio are overnight investments in Federal Funds Sold. In 2007 average Federal Funds Sold on a year to date basis was $10.4 million compared to $1.0 million in 2006.

The Company classifies its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of December 31, 2007, and 2006 there were no securities in the trading portfolio. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

The debt securities in the Company’s investment portfolio are comprised primarily of Mortgage-backed securities, U.S. Government Agencies and high grade municipals. All of the Mortgage-backed securities are issued by government-sponsored entities.

During 2007 impairment losses of $1.7 million were recorded on a strategic investment made over time in the equity securities of another bank holding company.  Over the past eighteen months the market value of bank stocks in general, and this investment specifically, have declined.  In Management’s opinion these industry and company trends may continue for an undetermined period of time, resulting in “other than temporary” impairment.

Investment Portfolio
The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

	Available	Held to	Available	Held to	Available	Held to
	for Sale	Maturity	for Sale	Maturity	for Sale	Maturity
December 31: (in thousands)	2007		2006		2005
U. S. Agency	$-	$30,435	$-	$30,539	$29,926	$30,644
Municipal	9,979	66,375	11,274	69,910	15,576	66,260
Mortgage-backed Securities	126,144	6,731	109,385	8,677	106,433	10,881
Other	5,920	2,053	11,968	2,114	6,094	2,126
Total Book Value	$142,043	$105,594	$132,627	$111,240	$158,029	$109,911
Fair Value	$142,043	$106,253	$132,627	$110,132	$158,029	$108,060

Analysis of Investment Securities Available-for-Sale
The following table is a summary of the relative maturities and yields of the Company’s investment securities Available-for-Sale as of December 31, 2007. Non-taxable municipal securities have been calculated on a fully taxable equivalent basis.

	Fair	Average
December 31, 2007 (in thousands)	Value	Yield
Municipal - Non-Taxable
One year or less	$2,440	6.28%
After one year through five years	3,693	7.09%
After ten years	3,846	8.62%
Total Non-Taxable Municipal Securities	9,979	7.48%
Mortgage-backed Securities
After five years through ten years	1,561	4.70%
After ten years	124,583	5.25%
Total Mortgage-backed Securities	126,144	5.24%
Other
One year or less	5,920	4.15%
Total Investment Securities Available for Sale	$142,043	5.35%
Note:  The average yield for floating rate securities is calculated using the current stated yield.

Analysis of Investment Securities Held-to-Maturity
The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2007. Non-taxable municipal securities have been calculated on a fully taxable equivalent basis.

	Book	Average
December 31, 2007 (in thousands)	Value	Yield
U.S. Agency
After one year through five years	$30,435	4.20%
Municipal - Non-Taxable
One year or less	5,340	4.81%
After one year through five years	4,148	4.90%
After five years through ten years	16,277	5.52%
After ten years	40,610	6.21%
Total Non-Taxable Municipal Securities	66,375	5.85%
Mortgage-backed Securities
After one year through five years	6,731	3.89%
Other
After five years through ten years	72	9.13%
After ten years	1,981	2.55%
Total Other Securities	2,053	2.78%
Total Investment Securities Held-to-Maturity	$105,594	5.19%

Loans
The Company's loan portfolio at December 31, 2007, increased $94.0 million or 9.0% from December 31, 2006. The increase was due to continuing strong loan demand in the Company’s market area, along with a focused calling program on selected loan prospects. Most of the current year’s growth occurred in Agricultural Loans, Commercial Real Estate Loans (primarily those secured by production agricultural properties) and Commercial Loans, market segments where the Company believes that current market rates and/or credit risks are more reasonable than in the areas of Consumer, Home Equity and Real Estate Construction loans.

Beginning in late 2006 and continuing into 2007 the Company purposely reduced its exposure to Real Estate Construction Loans as the residential housing market softened.  Additionally, the Company’s Residential 1st Mortgage portfolio is comprised primarily of 15 and 20 year mortgages to local customers. The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio.

On an average balance basis, loans have increased $91.6 million or 9.2%. In 2006 average balances increased 10.5% or $94.8 million from the prior year. The following table sets forth the distribution of the loan portfolio by type and percent as of December 31st of the years indicated.

	2007		2006		2005		2004		2003
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate	$453,815	39.7%	$410,458	39.1%	$324,609	33.3%	$328,012	37.7%	$316,708	39.1%
Real Estate Construction	80,651	7.1%	95,378	9.1%	110,235	11.3%	62,446	7.2%	77,115	9.5%
Residential 1st Mortgages	109,764	9.6%	106,148	10.1%	107,769	11.0%	103,734	11.9%	70,027	8.7%
Home Equity Lines and Loans	65,953	5.8%	67,132	6.4%	69,013	7.1%	63,782	7.3%	55,827	6.9%
Agricultural	215,798	18.9%	183,589	17.5%	170,657	17.5%	151,002	17.4%	134,862	16.7%
Commercial	197,108	17.2%	165,412	15.8%	174,530	17.9%	142,133	16.4%	136,955	16.9%
Consumer	12,706	1.1%	13,949	1.3%	12,653	1.3%	11,933	1.4%	11,979	1.5%
Credit Card	5,499	0.5%	5,543	0.5%	5,353	0.5%	5,021	0.6%	4,549	0.6%
Other	1,856	0.2%	1,730	0.2%	952	0.1%	1,019	0.1%	976	0.1%
Total Loans	1,143,150	100.0%	1,049,339	100.0%	975,771	100.0%	869,082	100.0%	808,998	100.0%
Less:
Unearned Income	2,181		2,427		2,514		2,174		2,092
Allowance for Loan Losses	18,483		18,099		17,860		17,727		17,220
Loans, Net	$1,122,486		$1,028,813		$955,397		$849,181		$789,686
There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company on December 31, 2007.

		Over One
		Year to	Over
	One Year	Five	Five
(in thousands)	or Less	Years	Years	Total
Commercial Real Estate	$30,173	$72,321	$351,321	$453,815
Real Estate Construction	54,299	19,119	7,233	80,651
Residential 1st Mortgages	3,503	3,798	102,463	109,764
Home Equity Lines and Loans	14	195	65,744	65,953
Agricultural	105,889	96,790	13,119	215,798
Commercial	87,785	89,910	19,413	197,108
Consumer, Credit Card & Other	7,610	10,906	1,545	20,061
Total	$289,273	$293,039	$560,838	$1,143,150
Rate Sensitivity:
Predetermined Rate	$229,706	$181,934	$369,617	$781,257
Floating Rate	59,567	111,104	191,222	361,893
Total	$289,273	$293,038	$560,839	$1,143,150
Percent	25.30%	25.63%	49.06%	100.00%

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of December 31, 2007, the Company had entered into loan commitments amounting to $440.2 million compared to $442.5 million at December 31, 2006. In addition, letters of credit issued by the Company to guarantee the performance of a customer to a third party at December 31, 2007, and December 31, 2006, were $8.4 million and $10.9 million, respectively.

Non-Performing Assets
Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued either when: (1) a loan becomes contractually past due by 90 days or more with respect to interest or principal; or (2) the loan is considered by management to be impaired because it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When loans are 90 days past due, but in Management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable.

Interest income on non-accrual loans which would have been recognized during the year ended December 31, 2007, if all such loans had been current in accordance with their original terms, totaled $31,000.

Loans where the collateral has been repossessed are classified as other real estate owned ("OREO") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

The following table sets forth the amount of the Company's non-performing assets as of the dates indicated:

			December 31,
(in thousands)	2007	2006	2005	2004	2003
Non-Accrual Loans
Commercial Real Estate	$-	$3	$277	$214	$1,454
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	94	-	31
Agricultural	-	-	93	-	185
Commercial	179	36	142	-	516
Consumer	6	-	-	-	181
Credit Card	-	-	-	-	-
Other	1	-	-	-	-
Total Non-Accrual Loans	186	39	606	214	2,367
Accruing Loans Past Due 90 Days or More
Commercial Real Estate	-	-	66	-	139
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	-	-	-	-	41
Consumer	-	-	-	-	-
Credit Card	17	15	22	11	37
Other	-	-	-	-	-
Total Accruing Loans Past Due 90 Days or More	17	15	88	11	217
Total Non-Performing Loans	$203	$54	$694	$225	$2,584
Other Real Estate Owned	$251	$-	$-	$-	$-
Non-Performing Loans as a Percent of Total Loans	0.02%	0.01%	0.07%	0.03%	0.32%
Allowance for Loan Losses as a Percent of Total Non-Performing Loans	9104.93%	33516.67%	2573.49%	7878.67%	666.41%

Although management believes that non-performing loans are generally well-secured and that potential losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions or collateral values will not result in future credit losses.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company saw an overall increase in deposit growth during 2007 along with a continuing shift in the mix of deposits to higher yielding Time Deposits as customers sought to maximize the interest earned on their deposit balances.

The following table sets forth, by time remaining to maturity, the Company’s time deposits in amounts of $100,000 or more at December 31, 2007.

(in thousands)	December 31, 2007
Time Deposits of $100,000 or More
Three Months or Less	$211,443
Over Three Months Through Six Months	135,866
Over Six Months Through Twelve Months	36,678
Over Twelve Months	4,304
Total Time Deposits of $100,000 or More	$388,291
Refer to the Year-to-Date Average Balances and Rate Schedules located on this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on separate deposit categories.

At December 31, 2007, deposits totaled $1.3 billion.  This represents an increase of 9.4% or $112.3 million from December 31, 2006. Core deposits (exclusive of Public Time Deposits) increased 8.8% over the same period.  Public Time Deposits totaled $144.3 million at December 31, 2007, an increase of $17.7 million since December 31, 2006, primarily because of the Company’s decision to increase its use of State of California time deposits for short-term funding needs instead of using FHLB Advances (see “Federal Home Loan Bank Advances”).

The primary area of deposit growth in 2007 has been in Time deposits as customers have moved deposit balances from low or non-interest bearing accounts to higher-yielding Time deposits. Overall, Time deposits grew $63.6 million or 12.7% from December 31, 2006. However, as a result of a focused calling program on selected deposit prospects, the Company has also experienced growth in Demand, Interest Bearing Transaction and Savings deposits in the amount of $48.6 million or 6.9% since December 31, 2006.

Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets. These advances are also used to manage the Bank’s interest rate risk exposure, and as opportunities exist to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB advances as of December 31, 2007, were $28.9 million compared to $47.5 million as of December 31, 2006. This decrease of $18.6 million in borrowings occurred as a result of the Company’s management of its liquidity needs using State of California Time deposits (a strategy which it first implemented in 2006) which generally have rates from 20 to 30 basis points lower than FHLB advances. The average rate on FHLB advances during 2007 was 5.3% compared to 5.2% in 2006.

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust preferred securities. See Note 17 located in “Item 8. Financial Statements and Supplementary Data.” Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital. See “Capital.” These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly (the next reset is March 16, 2008) and the rate was 7.84% as of December 31, 2007. The average rate paid for these securities in 2007 was 8.42% compared to 8.02% in 2006. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $143.4 million at December 31, 2007, and $132.3 million at the end of 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject. For further information on the Company and the Bank’s risk-based capital ratios, see Note 10 located in “Item 8. Financial Statements and Supplementary Data.”

As previously discussed (see “Subordinated Debentures”), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of trust preferred securities. See Note 17 located in “Item 8. Financial Statements and Supplementary Data.” On March 1, 2005, the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of trust preferred securities (“TPS”) by bank holding companies (“BHCs”). Under the final rule BHCs may include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill. The quantitative limitation concerning goodwill will not be effective until March 31, 2009. Any portion of trust preferred securities not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations. The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company’s trust preferred securities currently qualify as Tier 1 capital.

In accordance with the provisions of Financial Accounting Standard Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the Company does not consolidate the subsidiary trust which has issued the trust preferred securities.

In 1998, the Board approved the Company’s first stock repurchase program. During the second quarter of 2004, the Board approved a second stock repurchase program because it concluded that the Company continued to have more capital than it needed to meet present and anticipated regulatory guidelines for the Bank to be classified as “well capitalized.”

On April 4, 2006, the Board unanimously approved expanding the repurchase program to allow the repurchase of up to $15 million of stock through April 30, 2009. Repurchases under the program will continue to be made on the open market or through private transactions. The repurchase program also requires that no purchases may be made if the Bank would not remain “well-capitalized” after the repurchase. All shares repurchased under the repurchase program will be retired. See Part II, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

During 2007 the Company repurchased 11,821 shares at an average share price of $460 per share. In 2006 the Company repurchased 11,718 shares at an average share price of $507. Since the second share repurchase program was expanded in 2006 the Company has repurchased over 20,000 shares for total consideration of $9.7 million.

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

•
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

While the Company utilizes a systematic methodology in determining its allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. The estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. For additional information, see Note 3 located in “Item 8. Financial Statements and Supplementary Data.”

•
Fair Value. The Company discloses the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization. For additional information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” and Note 12 located in “Item 8. Financial Statements and Supplementary Data.”

•
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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”).” The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows. For additional information, see Note 1 and Note 7 located in “Item 8. Financial Statements and Supplementary Data.”

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

Our most significant off-balance sheet arrangements are limited to: (1) the full and unconditional payment guarantee of accrued distributions relating to $10 million of Trust Preferred Securities issued by FMCB Statutory Trust (see Note 17 located in “Item 8. Financial Statements and Supplementary Data”); (2) derivative instruments indexed to the Prime Rate (see Note 13 located in “Item 8. Financial Statements and Supplementary Data”); (3) obligations under guarantee contracts such as financial and performance standby letters of credit for our credit customers (see Note 14 located in “Item 8. Financial Statements and Supplementary Data”); (4) unfunded commitments to lend (see Note 14 located in “Item 8. Financial Statements and Supplementary Data”); and (5) lease contracts (see Note 14 located in “Item 8. Financial Statements and Supplementary Data”). It is our belief that none of these arrangements expose us to any greater risk of loss than is already reflected on our balance sheet. We do not have any off-balance sheet arrangements in which we have any retained or contingent interest (as we do not transfer or sell our assets to entities in which we have a continuing involvement), any exposure to derivative instruments that are indexed to stock indices nor any variable interests in any unconsolidated entity to which we may be a party.

The following table presents, as of December 31, 2007, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discount, hedge basis adjustments or other similar carrying value adjustments. For further information on the nature of each obligation type, see applicable note disclosure located in “Item 8. Financial Statements and Supplementary Data.”

Payments Due By Period
(in thousands)

Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Obligations	$2,385	$447	$742	$527	$669
FHLB Advances	28,954	28,200	-	-	754
Long-Term Subordinated Debentures	10,310	-	-	-	10,310
Deferred Compensation (1)	14,106	503	332	425	12,846
Total	$55,755	$29,150	$1,074	$952	$24,579

(1) These amounts represent payments to participants under the Company's non-qualified deferred compensation and supplemental retirement plans. See Note 11 located in “Item 8. Financial Statements and Supplementary Data.”

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

The second phase is conducted by segmenting the loan portfolio by risk rating and into groups of loans with similar characteristics in accordance with SFAS No. 5, “Accounting for Contingencies”. In this second phase, groups of loans are reviewed and applied the appropriate allowance percentage to determine a portfolio formula allowance.

The second major element of the analysis, which considers all known relevant internal and external factors that may affect a loan’s collectibility, is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

•	then-existing general economic and business conditions affecting the key lending areas of the Company;
•	credit quality trends (including trends in non-performing loans expected to result from existing conditions);
•	collateral values;
•	loan volumes and concentrations;
•	seasoning of the loan portfolio;
•	specific industry conditions within portfolio segments;
•	recent loss experience within portfolio segments;
•	duration of the current business cycle;
•	bank regulatory examination results; and
•	findings of the Company’s internal credit examiners.

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

Management believes that the allowance for loan losses at December 31, 2007, was adequate to provide for both recognized losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At December 31, 2007, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 0.40% if rates increase by 200 basis points and an increase in net interest income of 0.90% if rates decline 200 basis points.

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

In general, liquidity risk is managed daily by controlling the level of Federal Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Federal Funds as a cushion for temporary liquidity needs. During 2007 Federal Funds Sold averaged $10.4 million. The Company maintains Federal Funds credit lines of $99 million with major banks subject to the customary terms and conditions for such arrangements and $150 million in repurchase lines with major brokers. In addition, the Company has additional borrowing capacity of $196.4 million from the Federal Home Loan Bank.

At December 31, 2007, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $65.9 million, which represents 4.3% of total assets.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Farmers & Merchants Bancorp

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at Farmers & Merchants Bancorp (“the Company”). Internal control over financial reporting includes controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”).

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Perry-Smith LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report has issued an attestation report on the Company’s internal control over financial reporting.

/s/ Kent A. Steinwert	/s/ Stephen W. Haley

Kent A. Steinwert	Stephen W. Haley
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Farmers & Merchants Bancorp
Lodi, California

We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp and subsidiaries (the "Company") as of December 31, 2007, and 2006 and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007.  We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria").  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
(Continued)

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management’s assessment and our audit of internal control over financial reporting included controls over the Company’s preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y9C) to comply with the requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA).  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp and subsidiaries as of December 31, 2007, and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Farmers & Merchants Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

/s/ Perry-Smith LLP

Sacramento, California
March 4, 2008

Farmers & Merchants Bancorp
Consolidated Statement of Income

(in thousands except per share data)

	Year Ended December 31,
	2007	2006	2005
Interest Income
Interest and Fees on Loans	$84,081	$76,872	$61,838
Interest on Federal Funds Sold and Securities Purchased Under Agreements to Resell	538	49	188
Interest on Investment Securities:
Taxable	7,920	8,184	7,217
Exempt from Federal Tax	3,236	3,291	3,215
Total Interest Income	95,775	88,396	72,458

Interest Expense
Deposits	29,960	18,630	9,828
Borrowed Funds	1,397	5,164	3,561
Subordinated Debentures	868	827	643
Total Interest Expense	32,225	24,621	14,032

Net Interest Income	63,550	63,775	58,426
Provision for Loan Losses	1,495	275	425
Net Interest Income After Provision for Loan Losses	62,055	63,500	58,001

Non-Interest Income
Service Charges on Deposit Accounts	7,287	6,046	4,364
Net Loss on Investment Securities	(1,707)	(2,168)	(953)
Credit Card Merchant Fees	2,181	2,124	2,039
Increase in Cash Surrender Value of Life Insurance	1,737	1,645	1,563
ATM Fees	1,376	1,202	991
Other	4,581	3,214	3,270
Total Non-Interest Income	15,455	12,063	11,274

Non-Interest Expense
Salaries and Employee Benefits	27,364	27,820	26,773
Occupancy	2,559	2,455	2,073
Equipment	2,875	3,218	2,509
Credit Card Merchant Expense	1,640	1,569	1,458
Marketing	463	1,167	1,522
Other	7,044	6,892	6,282
Total Non-Interest Expense	41,945	43,121	40,617

Income Before Income Taxes	35,565	32,442	28,658
Provision for Income Taxes	12,870	11,813	10,230
Net Income	$22,695	$20,629	$18,428
Earnings Per Share	$28.05	$25.25	$22.24
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Balance Sheet

(in thousands except share data)

	December 31,
Assets	2007	2006
Cash and Cash Equivalents:
Cash and Due from Banks	$50,240	$47,006
Federal Funds Sold and Securities Purchased Under Agreements to Resell	1,150	-
Total Cash and Cash Equivalents	51,390	47,006

Investment Securities:
Available-for-Sale	142,043	132,627
Held-to-Maturity	105,594	111,240
Total Investment Securities	247,637	243,867

Loans:	1,140,969	1,046,912
Less: Allowance for Loan Losses	18,483	18,099
Loans, Net	1,122,486	1,028,813

Premises and Equipment, Net	20,188	20,496
Bank Owned Life Insurance	40,180	38,444
Interest Receivable and Other Assets	37,291	32,607
Total Assets	$1,519,172	$1,411,233

Liabilities
Deposits:
Demand	$307,299	$295,142
Interest-Bearing Transaction	138,665	132,875
Savings	301,678	271,019
Time	563,148	499,492
Total Deposits	1,310,790	1,198,528

Federal Home Loan Bank Advances	28,954	47,532
Subordinated Debentures	10,310	10,310
Interest Payable and Other Liabilities	25,700	22,523
Total Liabilities	1,375,754	1,278,893

Commitments & Contingencies (See Note 14)
Shareholders' Equity
Preferred Stock: No Par Value. 1,000,000 Authorized, None Issued or Outstanding	-	-
Common Stock: Par Value $0.01, 20,000,000 Shares Authorized, 800,112 and 811,933 Issued and Outstanding at December 31, 2007 and 2006, respectively	8	8
Additional Paid-In Capital	84,437	89,926
Retained Earnings	57,990	43,126
Accumulated Other Comprehensive Gain (Loss)	983	(720)
Total Shareholders' Equity	143,418	132,340
Total Liabilities and Shareholders' Equity	$1,519,172	$1,411,233
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statement of Changes in Shareholders' Equity

(in thousands except share and per share data)

					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Gain (Loss)	Equity
Balance, December 31, 2004	792,722	$8	$82,237	$35,332	$(1,030)	$116,547
Net Income				18,428		18,428
Cash Dividends Declared on Common Stock ($7.68 per share)				(6,366)		(6,366)
5% Stock Dividend	38,995		17,641	(17,641)		-
Cash Paid in Lieu of Fractional Shares Related to Stock Dividend				(290)		(290)
Repurchase of Stock	(8,066)		(4,016)			(4,016)
Change in Net Unrealized Gains on Derivative Instruments					(14)	(14)
Minimum Pension Plan Liability Adjustment					1,018	1,018
Change in Net Unrealized Loss on Securities Available-for-Sale					(1,659)	(1,659)
Balance, December 31, 2005	823,651	8	95,862	29,463	(1,685)	123,648
Net Income				20,629		20,629
Cash Dividends Declared on Common Stock ($8.55 per share)				(6,966)		(6,966)
Repurchase of Stock	(11,718)		(5,936)			(5,936)
Change in Net Unrealized Gains on
Derivative Instruments					(7)	(7)
Change in Net Unrealized Loss on Securities Available-for-Sale					972	972
Balance, December 31, 2006	811,933	8	89,926	43,126	(720)	132,340
Net Income				22,695		22,695
Cash Dividends Declared on Common Stock ($9.70 per share)				(7,831)		(7,831)
Repurchase of Stock	(11,821)		(5,489)			(5,489)
Change in Net Unrealized Gains on Derivative Instruments					2	2
Change in Net Unrealized Loss on Securities Available-for-Sale					1,701	1,701
Balance, December 31, 2007	800,112	$8	$84,437	$57,990	$983	$143,418
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statement of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Net Income	$22,695	$20,629	$18,428

Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Derivative Instruments:
Unrealized holding gains arising during the period, net of income tax effects of $0, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.	-	-	-

Less: Reclassification adjustment for realized gains included in net income, net of related income tax effects of $1, $(6) and $(10) for the years ended December 31, 2007, 2006 and 2005, respectively.	2	(7)	(14)

Unrealized Gains on Minimum Pension Liability Adjustment:
Unrealized gains arising during the period, net of income tax effects of $738 for the year ended December 31, 2005.	-	-	1,018

Unrealized Gains (Losses) on Securities:
Unrealized holding gains (losses) arising during the period, net of income tax effects of $517, $(206), and $(1,605) for the years ended December 31, 2007, 2006 and 2005, respectively.	712	(284)	(2,211)

Less: Reclassification adjustment for realized losses included in net income, net of related income tax effects of $718, $912, and $401 for the years ended December 31, 2007, 2006 and 2005, respectively.	989	1,256	552
Total Other Comprehensive Income (Loss)	1,703	965	(655)

Comprehensive Income	$24,398	$21,594	$17,773
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statement of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating Activities
Net Income	$22,695	$20,629	$18,428
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	1,495	275	425
Depreciation and Amortization	1,933	1,892	1,611
Provision for Deferred Income Taxes	(2,316)	(1,169)	(1,874)
Net Amortization (Accretion) of Investment Security Premium & Discounts	213	(166)	602
Net Loss on Investment Securities	1,707	2,168	953
Net Gain on Sale of Property & Equipment	(12)	(6)	(1)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(5,338)	(9,133)	(2,846)
Net Increase (Decrease) in Interest Payable and Other Liabilities	3,177	6,329	(245)
Net Cash Provided by Operating Activities	23,554	20,819	17,053
Investing Activities
Securities Available-for-Sale:
Purchased	(43,577)	(72,910)	(70,058)
Sold, Matured or Called	35,254	98,041	93,179
Securities Held-to-Maturity:
Purchased	(2,424)	(7,347)	(30,622)
Matured or Called	7,994	5,964	10,583
Net Loans Originated or Acquired	(95,430)	(74,494)	(107,216)
Principal Collected on Loans Previously Charged Off	262	803	575
Net Additions to Premises and Equipment	(1,625)	(4,866)	(4,162)
Proceeds from Sale of Property & Equipment	12	6	1
Net Cash Used by Investing Activities	(99,534)	(54,803)	(107,720)
Financing Activities
Net Increase (Decrease) in Demand, Interest-Bearing Transaction and Savings Deposits	48,606	(48,256)	64,055
Net Increase in Time Deposits	63,656	143,444	37,175
Net (Decrease) Increase in Federal Funds Purchased	-	(650)	650
Net (Decrease) Increase in Federal Home Loan Bank Advances	(18,578)	(51,315)	17,958
Stock Repurchases	(5,489)	(5,936)	(4,016)
Cash Dividends	(7,831)	(6,966)	(6,656)
Net Cash Provided by Financing Activities	80,364	30,321	109,166
(Decrease) Increase in Cash and Cash Equivalents	4,384	(3,663)	18,499
Cash and Cash Equivalents at Beginning of Year	47,006	50,669	32,170
Cash and Cash Equivalents at End of Year	$51,390	$47,006	$50,669
Supplementary Data
Cash Payments Made for Income Taxes	$14,995	$12,138	$12,900
Interest Paid	$31,287	$22,857	$13,345
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

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Loans
Loans are reported at the principal amount outstanding net of unearned discounts and deferred loan fees and costs. Interest income on loans is accrued daily on the outstanding balances using the simple interest method. Loan origination fees are deferred and recognized over the contractual life of the loan as an adjustment to the yield. Loans are placed on non-accrual status when the collection of principal or interest is in doubt or when they become past due for 90 days or more unless they are both well-secured and in the process of collection. For this purpose a loan is considered well-secured if it is collateralized by property having a net realizable value in excess of the amount of the loan or is guaranteed by a financially capable party. When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and charged against current income; thereafter, interest income is recognized only as it is collected in cash. Loans placed on non-accrual status are returned to accrual status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the recorded amount of the loan in the Consolidated Balance Sheet is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the observable or estimated market price of the loan or on the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is reported on a cash basis.

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

The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans, which are discussed more fully in Note 3 to these Consolidated Financial Statements.

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

Premises and Equipment
Premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight line method over the estimated useful lives of the assets. Estimated useful lives of buildings range from 30 to 40 years, and for furniture and equipment from 3 to 7 years. Leasehold improvements are amortized over the lesser of the terms of the respective leases, or their useful lives, which are generally 5 to 10 years. Remodeling and capital improvements are capitalized while maintenance and repairs are charged directly to occupancy expense.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”).”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. Only tax provisions that met the more-likely-than-not recognition threshold on January 1, 2007, were recognized or continue to be recognized upon adoption. The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for all recognized tax benefits by applying Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest expense and penalties associated with unrecognized tax benefits are classified as income tax expense in the consolidated statement of income.

Dividends and Earnings Per Share
Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded.

No stock dividends were declared during 2007 and 2006. The Board of Directors declared a 5% stock dividend in 2005. Common stock shareholders received one share of common stock for every 20 shares of common stock owned. Fractional shares were not issued. For common stock share lots of less than 20 shares, a cash dividend in the amount of $22.62 was paid in lieu of the stock dividend for the year 2005.

Total cash dividends during 2007 were $7,831,000 or $9.70 per share of common stock, an increase of 13.4% from $6,966,000 or $8.55 per share in 2006. In 2005 cash dividends totaled $6,366,000 or $7.68 per share. Prior periods have been restated where applicable for stock dividends paid.

Earnings per share for the years ending December 31, 2007, 2006 and 2005 were $28.05, $25.25 and $22.24, respectively, and were computed by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for the three years ending December 31, 2007, 2006 and 2005 were 809,057, 817,044 and 828,537, respectively. Prior periods have been restated where applicable for stock dividends paid.

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

The Company utilizes derivative financial instruments such as interest rate caps, floors, swaps and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of December 31, 2007.

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

2. Investment Securities

The amortized cost, fair values and unrealized gains and losses of the securities available-for-sale are as follows:
(in thousands)

	Amortized	Gross Unrealized		Fair/Book
December 31, 2007	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$9,957	$22	$-	$9,979
Mortgage-backed Securities	124,470	1,778	104	126,144
Other	5,920	-	-	5,920
Total	$140,347	$1,800	$104	$142,043

	Amortized	Gross Unrealized		Fair/Book
December 31, 2006	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$11,224	$59	$9	$11,274
Mortgage-backed Securities	110,568	109	1,292	109,385
Other	12,075	-	107	11,968
Total	$133,867	$168	$1,408	$132,627

Included with the 2007 available-for-sale “Other Securities Fair/Book Value” total of $ 5.9 million was $ 4.8 million of FHLB stock. Included with the 2006 available-for-sale “Other Securities Fair/Book Value” total of $11.9 million was $7.7 million of FHLB stock.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows: (in thousands)

	Book	Gross Unrealized		Fair
December 31, 2007	Value	Gains	Losses	Value
Securities of U.S. Government Agencies	$30,435	$352	$5	$30,782
Obligations of States and Political Subdivisions	66,375	460	122	66,713
Mortgage-backed Securities	6,731	-	28	6,703
Other	2,053	2	-	2,055
Total	$105,594	$814	$155	$106,253

	Book	Gross Unrealized		Fair
December 31, 2006	Value	Gains	Losses	Value
Securities of U.S. Government Agencies	$30,539	$-	$735	$29,804
Obligations of States and Political Subdivisions	69,910	319	334	69,895
Mortgage-backed Securities	8,677	-	365	8,312
Other	2,114	7	-	2,121
Total	$111,240	$326	$1,434	$110,132

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The remaining principal maturities of debt securities as of December 31, 2007, and 2006 are shown in the following tables. Mortgage-Backed Securities are presented based on expected maturities. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After 1	After 5		Total
Securities Available-for-Sale	Within	but	but	Over	Fair
December 31, 2007 (in thousands)	1 Year	Within 5	Within 10	10 years	Value
Obligations of States and Political Subdivisions	$2,440	$3,693	$-	$3,846	$9,979
Mortgage-backed Securities	-	-	1,561	124,583	126,144
Other	5,920	-	-	-	5,920
Total	$8,360	$3,693	$1,561	$128,429	$142,043
2006 Totals	$14,558	$6,436	$-	$111,633	$132,627

		After 1	After 5		Total
Securities Held-to-Maturity	Within	but	but	Over	Book
December 31, 2007 (in thousands)	1 Year	Within 5	Within 10	10 years	Value
Securities of U.S. Government Agencies	$-	$30,435	$-	$-	$30,435
Obligations of States and Political Subdivisions	5,340	4,148	16,277	40,610	66,375
Mortgage-backed Securities	-	6,731	-	-	6,731
Other	-	-	72	1,981	2,053
Total	$5,340	$41,314	$16,349	$42,591	$105,594
2006 Totals	$3,769	$28,468	$29,628	$49,375	$111,240

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated.

	Less Than 12 Months		12 Months or More		Total
December 31, 2007	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
Securities of U.S. Government Agencies	$-	$-	$9,995	$5	$9,995	$5
Obligations of States and Political Subdivisions	4,974	33	14,338	89	19,312	122
Mortgage-backed Securities	-	-	19,057	132	19,057	132
Other	-	-	-	-	-	-
Total	$4,974	$33	$43,390	$226	$48,364	$259

	Less Than 12 Months		12 Months or More		Total
December 31, 2006	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
Securities of U.S. Government Agencies	$-	$-	$29,804	$735	$29,804	$735
Obligations of States and Political Subdivisions	10,520	40	19,435	304	29,955	344
Mortgage-backed Securities	66,583	589	32,785	1,067	99,368	1,656
Other	3,893	107	-	-	3,893	107
Total	$80,996	$736	$82,024	$2,106	$163,020	$2,842

As of December 31, 2007, the Company held 187 investment securities of which 9 were in a loss position for less than twelve months and 32 were in a loss position and had been in a loss position for twelve months or more. Management periodically evaluates each investment security for other than temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of U.S. Government Agencies and Obligations of States and Political Subdivisions
The unrealized losses on the Company's investments in U.S. government agencies and obligations of states and political subdivisions were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Mortgage-backed Securities
The unrealized losses on the Company's investment in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Proceeds from sales of securities available-for-sale were as follows:
(in thousands)	Gross	Gross	Gross
	Proceeds	Gains	Losses
2007	$2,006	$1	$11
2006	63,760	1	2,169
2005	64,635	163	1,116

As of December 31, 2007, securities carried at $218,687,000 were pledged to secure public deposits, FHLB borrowings and other government agency deposits as required by law. This amount at December 31, 2006, was $196,459,000.

3. Loans and Allowance for Loan Losses

Loans as of December 31, consisted of the following:

(in thousands)	2007	2006
Commercial Real Estate	$453,815	$410,458
Real Estate Construction	80,651	95,378
Residential 1st Mortgages	109,764	106,148
Home Equity Lines and Loans	65,953	67,132
Agricultural	215,798	183,589
Commercial	197,108	165,412
Consumer and Other	20,061	21,222
Subtotal	1,143,150	1,049,339
Deferred Loan Origination Fees, Net	(2,181)	(2,427)
Allowance for Loan Losses	(18,483)	(18,099)
Net Loans	$1,122,486	$1,028,813

A portion of pledged loans totaling $223,859,000 were used to secure Federal Home Loan Bank advances of $28,200,000 and the unused commitments.

Changes in the allowance for loan losses consisted of the following:

(in thousands)	2007	2006	2005
Balance, January 1	$18,099	$17,860	$17,727
Provision Charged to Operating Expense	1,495	275	425
Recoveries of Loans Previously Charged Off	262	803	575
Loans Charged Off	(1,373)	(839)	(867)
Balance, December 31	$18,483	$18,099	$17,860

All impaired loans have been assigned a related allowance for loan losses. As of December 31, 2007, and 2006 the total recorded investment in impaired loans was $186,000 and $39,000, respectively. The related allowance for impaired loans was $28,000 and $10,000 for the years ended 2007 and 2006, respectively. The average balance of impaired loans was $427,000, $250,000 and $412,000 for the years ended 2007, 2006 and 2005, respectively. There was no interest income reported on impaired loans in 2007, 2006 and 2005. Interest income forgone on loans placed on non-accrual status was $31,000, $15,000 and $50,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

4. Premises and Equipment

Premises and equipment as of December 31, consisted of the following:

(in thousands)	2007	2006
Land and Buildings	$24,288	$24,248
Furniture, Fixtures and Equipment	18,457	16,984
Leasehold Improvements	2,368	2,257
Subtotal	45,113	43,489
Less: Accumulated Depreciation and Amortization	24,925	22,993
Total	$20,188	$20,496

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $1,973,000, $1,892,000 and $1,611,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Total rental expense for premises was $496,000, $375,000 and $268,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Rental income was $153,000, $116,000 and $109,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

5. Other Real Estate

The Bank reported $251,000 in other real estate at December 31, 2007, and none in 2006. Other real estate includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at the lower of cost or fair value less selling costs determined at the date acquired. Losses arising from properties acquired through foreclosure are charged against the allowance for loan losses. Subsequent declines in value, routine holding costs and net gains or losses on disposition are included in other operating expense as incurred.

6. Time Deposits

Time Deposits of $100,000 or more as of December 31, were as follows:
(in thousands)
	2007	2006
Balance	$388,291	$340,287

At December 31, 2007, the scheduled maturities of time deposits were as follows:

Scheduled
(in thousands)	Maturities
2008	$548,661
2009	10,752
2010	2,890
2011	716
2012 & Thereafter	129
Total	$563,148

7. Income Taxes

Current and deferred income tax expense (benefit) provided for the years ended December 31, consisted of the following:

(in thousands)	2007	2006	2005
Current
Federal	$11,340	$9,443	$8,826
State	3,984	3,539	3,278
Total Current	15,324	12,982	12,104
Deferred
Federal	(1,963)	(950)	(1,508)
State	(491)	(219)	(366)
Total Deferred	(2,454)	(1,169)	(1,874)
Total Provision for Taxes	$12,870	$11,813	$10,230

The total provision for income taxes differs from the federal statutory rate as follows:

 (in thousands)
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Tax Provision at Federal Statutory Rate	$12,448	35.0%	$11,355	35.0%	$10,030	35.0%
Interest on Obligations of States and Political Subdivisions Exempt from Federal Taxation	(1,014)	(2.9)%	(1,062)	(3.3)%	(1,081)	(3.7)%
State and Local Income Taxes,Net of Federal Income Tax Benefit	2,331	6.6%	2,158	6.7%	1,893	6.6%
Bank Owned Life Insurance	(640)	(1.8)%	(675)	(2.1)%	(636)	(2.2)%
Other, Net	(255)	(0.7)%	37	0.1%	24	0.0%
Total Provision for Taxes	$12,870	36.2%	$11,813	36.4%	$10,230	35.7%

The components of the net deferred tax assets as of December 31 are as follows:

(in thousands)	2007	2006
Deferred Tax Assets
Allowance for Loan Losses	$7,831	$7,670
Accrued Liabilities	2,608	2,214
Deferred Compensation	4,299	3,372
State Franchise Tax	1,416	1,249
Unrealized Losses on Securities Available-for-Sale	-	522
Impairment and Capital Loss Carry Forward	352	-
Interest on Non-Accrual Loans	13	6
Total Deferred Tax Assets	$16,519	$15,033
Deferred Tax Liabilities
Premises and Equipment	$(388)	$(444)
Securities Accretion (zero coupon securities)	(591)	(877)
Unrealized Losses on Securities Available-for-Sale	(713)	-
Other	(406)	(510)
Total Deferred Tax Liabilities	(2,098)	(1,831)
Net Deferred Tax Assets	$14,421	$13,202

The net deferred tax assets are reported in Interest Receivable and Other Assets on the Company's Consolidated Balance Sheet.

The Company and its subsidiaries file income tax returns in the U.S. federal and California jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

8. Short Term Borrowings

As of December 31, 2007, and 2006 the Company had unused lines of credit available for short term liquidity purposes of $444 million and $405 million, respectively. Federal Funds purchased and advances from the Federal Reserve Bank are generally issued on an overnight basis. There were no Federal Funds purchased or advances from the Federal Reserve Bank at December 31, 2007 and 2006.

9. Federal Home Loan Bank Advances

The Company’s advances from the Federal Home Loan Bank of San Francisco consist of the following as of December 31,

(in thousands)	2007	2006
5.60% amortizing note, interest and principal payable monthly with final maturity of September 25, 2018.	$754	$802
5.38% fixed rate credit advance, interest payable at month end and maturity of January 11, 2007	-	25,000
5.34% fixed rate credit advance, interest payable daily with a maturity of January 2, 2007	-	21,730
3.80% fixed rate credit advance, interest payable daily with a maturity of January 2, 2008	20,000	-
3.30% fixed rate credit advance, interest payable daily with a maturity of January 2, 2008	8,200	-
Total	$28,954	$47,532

In accordance with the Collateral Pledge and Security Agreement, advances are secured by all Federal Home Loan Bank stock held by the Company and by agency and mortgage-backed securities, with carrying values of $1,560,000. A portion of pledged loans totaling $223,859,000 were used to secure Federal Home Loan Bank advances of $28,200,000 and the unused commitments.

10. Shareholders' Equity

From 1975 through 2005 the Company issued an annual 5% stock dividend. In 2006 the stock dividend was discontinued. Earnings and cash dividends per share amounts have been restated where applicable for stock dividends.

During the second quarter of 2004, the Board of Directors of Farmers & Merchants Bancorp approved a resolution authorizing the repurchase, from time to time, of outstanding shares of the common stock of the Company. Repurchases will be made on the open market or through private transactions. When the Company repurchases shares in private transactions the price is determined based upon the most recent transactions that have occurred between third party shareholders. The aggregate price to be paid by the Company for all repurchased stock will not exceed $10 million.

On April 4, 2006, the Board unanimously approved expanding the repurchase program to allow the repurchase of up to $15 million of stock through April 30, 2009. Repurchases under the program will continue to be made on the open market or through private transactions. The repurchase program also requires that no purchases may be made if the Bank would not remain “well-capitalized” after the repurchase. All shares repurchased under the repurchase program will be retired.

Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. Under regulations controlling California state chartered banks, the Bank is, to some extent, limited in the amount of dividends that can be paid to shareholders without prior approval of the California Department of Financial Institutions. These regulations require approval if total dividends declared by a state chartered bank in any calendar year exceed the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. As of December 31, 2007, the Bank could declare dividends of $24,357,000 without approval of the California Department of Financial Institutions.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the following table of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

(in thousands)	Actual		Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$165,398	11.93%	$110,917	8.0%	$138,646	10.0%
Total Consolidated Capital to Risk Weighted Assets	$169,837	12.21%	$111,272	8.0%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$148,052	10.68%	$55,458	4.0%	$83,188	6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$152,435	10.96%	$55,636	4.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$148,052	10.07%	$58,827	4.0%	$73,534	5.0%
Tier 1 Consolidated Capital to Average Assets	$152,435	10.34%	$58,951	4.0%	N/A	N/A

December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$152,118	11.69%	$104,101	8.0%	$130,126	10.0%
Total Consolidated Capital to Risk Weighted Assets	$159,336	12.17%	$104,698	8.0%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$135,827	10.44%	$52,051	4.0%	$78,076	6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$142,954	10.92%	$52,349	4.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$135,827	9.93%	$54,736	4.0%	$68,420	5.0%
Tier 1 Consolidated Capital to Average Assets	$142,954	10.40%	$54,979	4.0%	N/A	N/A

11. Employee Benefit Plans

Pension Plan
The Company, through the Bank, sponsored a defined benefit Pension Plan (the Plan) that covered substantially all full-time employees of the Company. Effective June 9, 2001, the Plan was amended to freeze the benefit accruals in the Plan. With the exception of employees who had reached age 55 and who had accumulated 10 years of Plan service, the effect of the amendment was to freeze the participants’ monthly pension benefit.

In February 2005 the Board of Directors terminated the Plan. Benefits for those employees who were still accruing benefits under the Plan were frozen on April 30, 2005, when the Plan was amended to halt all future benefit accruals. Those employees now participate in the mandatory contributions to the Company’s Profit Sharing Plan.

The Company filed Form 500, Standard Termination Notice for Single Employer Plan, with the Pension Benefit Guaranty Corporation (the “PBGC”) on October 21, 2005. The Company did not receive a Notice of Noncompliance from the PBGC within sixty days, so it distributed all benefits to all participants prior to December 31, 2005.

The Company filed Form 5310, Application for Determination of Terminating Plan, with the Internal Revenue Service on September 22, 2005. The Company received a favorable determination letter from the Internal Revenue Service on June 19, 2006.

Because of the Company’s decision to terminate the Plan in 2005 it elected to accelerate the recognition of gain/loss over a two year amortization period effective January 1, 2004, to match the remaining life of the Plan. This change in amortization period resulted in a cumulative adjustment in the amount of $387,000 ($224,000, net of tax).

The components of the net periodic benefit costs are as follows:

(in thousands)	2005
Service Cost	$53
Interest Cost	258
Expected Return on Plan Assets	(114)
Amortization of :
Unrecognized Prior Service Cost	-
Unrecognized Net Loss	947
Total Net Periodic Benefit Cost	$1,144
One-Time Charge Due to Plan Termination	1,229
Total Net Periodic Benefit Cost	$2,373
Decrease in Minimum Liability Included in Other Comprehensive Income	$(1,756)

Weighted-average assumptions used to determine benefit obligations at December 31, 2005.

2005
Assumptions Used in the Accounting were:
Discount Rate (Settlement Rate)	4.89%
Rate of Compensation Increase	4.00%

Weighted-average assumptions used to determine net benefit cost for year ended December 31,

2005
Assumptions Used in the Accounting were:
Discount Rate (Settlement Rate)	4.89%
Expected Return on Plan Assets	3.00%
Rate of Compensation Increase	4.00%

The Company’s Pension Plan had no weighted-average assets for the years ended December 31, 2007, and 2006.

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $780,000, $775,000 and $725,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $780,000, $727,000 and $693,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

Indexed Retirement Plan and Life Insurance Arrangements
The Company, through the Bank, sponsors an Indexed Retirement Plan for certain employees. The Indexed Retirement Plan is a defined contribution supplemental executive retirement plan and was developed to supplement the Company’s Profit Sharing Plan which, as a qualified plan, has a ceiling on benefits as set by the Internal Revenue Service.

The Company made contributions to the Indexed Retirement Plan of $829,000, $856,000 and $802,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s total accrued liability under the Indexed Retirement Plan was $3.88 million and $2.83 million as of December 31, 2007, and 2006, respectively. The balance in each participant’s account is 0% vested during the first five years of employment and becomes fully vested after five years of employment.

The Company has purchased single premium life insurance policies on the lives of the Indexed Retirement Plan participants as well as certain other employees of the Company. These policies provide: (1) financial protection to the Company in the event of the death of a key employee and; (2) since the interest earned on the cash surrender value of the policies is tax exempt as long as the policies are used to finance employee benefits, significant income to the Company to offset the expense associated with the Indexed Retirement Plan and other employee benefit plans. As compensation to each employee for agreeing to allow the Company to purchase an insurance policy on his or her life, split dollar agreements have been entered into with those employees. These agreements provide for a division of the life insurance death proceeds between the Company and each employee’s designated beneficiary or beneficiaries.

The Company earned tax exempt interest on the life insurance policies of $1.7 million for the year ended December 31, 2007, and $1.6 million for each of the years ended December 31, 2006 and 2005. As of December 31, 2007, and 2006 the total cash surrender value of the insurance policies was $40.2 million and $38.4 million, respectively.

Deferred Bonus and Executive Retention Plans
The Company, through the Bank, sponsors Deferred Bonus and Executive Retention Plans for certain employees. Both plans grant bonuses based on the long-term cumulative profitability and increase in market value of the Company. The Company made contributions to both plans of $732,000, $1.4 million and $966,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Benefits pursuant to the Deferred Bonus Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested. Benefits pursuant to the Executive Retention Plan vest 10% per year beginning in 2005 and after ten years are fully vested. The Company’s total accrued liability under the Deferred Bonus and Executive Retention Plans was $4.7 million and $3.6 million as of December 31, 2007, and 2006, respectively.

12. Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization.

The following table summarized the book value and estimated fair value of financial instruments as of December 31:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
ASSETS: (in thousands)	Amount	Fair Value	Amount	Fair Value
Cash and Cash Equivalents	$51,390	$51,390	$47,006	$47,006
Investment Securities Held-to-Maturity	105,594	106,253	111,240	110,132
Investment Securities Available-for-Sale	142,043	142,043	132,627	132,627
Loans, Net of Deferred Loan Origination Fees	1,140,969	1,147,264	1,046,912	1,025,363
Cash Surrender Value of Life Insurance Policies	40,180	40,180	38,444	38,444
Accrued Interest Receivable	8,830	8,830	8,537	8,537
LIABILITIES:
Deposits:
Non-Interest Bearing	307,299	307,299	295,142	295,142
Interest-Bearing	1,003,491	1,003,303	903,386	902,019
Federal Home Loan Bank Advances	28,954	28,988	47,532	47,555
Subordinated Debentures	10,310	10,184	10,310	10,281
Accrued Interest Payable	4,835	4,835	3,897	3,897

The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and due from banks, federal funds sold and securities purchased under agreements to resell are a reasonable estimate of fair value.

Investment Securities: Fair values for investment securities are based on quoted market prices or dealer quotes, where available. If quoted market prices or dealer quotes are not available, fair values are based on quoted market prices of comparable instruments.

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

Limitations: Fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007, and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

13. Derivative Instruments and Hedging Activities

The Company uses derivative instruments to limit its exposure to changes in interest rates. The Company has developed a Hedging Policy to provide guidelines that address instruments to be used, authority limits, implementation guidelines, guidelines for evaluating hedge alternatives, reporting requirements, and the credit worthiness of the instrument’s counterparty.

The Company reviews compliance with these guidelines annually with the ALCO Committee and the Board of Directors. The guidelines may change as the Company’s business needs dictate.

As required, the Company records in the balance sheet the interest rate swaps at fair value. Because the transactions meet the criteria for a cash-flow hedge, changes in fair value are reported in other comprehensive income (loss). In the event that a portion of the hedge becomes ineffective, the ineffective portion of the derivative’s change in fair value will be immediately recognized in earnings.

The Company recognized a deferred gain on an interest rate swap agreement in the amount of $37,500 in 2005 and 2006 and none in 2007.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. The Company had standby letters of credit outstanding of $8,409,000 at December 31, 2007, and $10,929,000 at December 31, 2006. Outstanding standby letters of credit had original terms ranging from 1 to 27 months with final expiration in 2010. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Undisbursed loan commitments totaled $440,258,000 and $442,544,000 as of December 31, 2007, and 2006, respectively. Since many of these commitments are expected to expire without fully being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company is obligated under a number of noncancellable operating leases for premises and equipment used for banking purposes. Minimum future rental commitments under noncancellable operating leases as of December 31, 2007, were $447,000, $393,000, $349,000, $307,000, and $220,000 for the years 2008 through 2012 and $669,000 thereafter.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

The Company may be required to maintain average reserves on deposit with the Federal Reserve Bank primarily based on deposits outstanding. There were no reserve requirements during 2007 or 2006.

15. Recent Accounting Developments

In September 2006 the FASB issued Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has completed its evaluation of the adoption of SFAS 157 and has determined that it will not have a material impact on the Company’s financial position or results of operations.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management has completed its evaluation of the adoption of SFAS 159 and has determined that it will not have a material impact on the Company’s financial position or results of operations.

In September 2006 the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007. Management has completed its evaluation of the adoption of EITF 06-4 and has determined that it will not have a material impact on the Company’s financial position or results of operations.

16. Parent Company Financial Information

The financial information below is presented as of December 31, 2007, and December 31, 2006.

Farmers & Merchants Bancorp
Condensed Balance Sheet

(in thousands)	2007	2006
Cash	$174	$386
Investment in Farmers & Merchants Bank of Central California	149,035	135,169
Investment Securities	1,059	4,203
Capital Leases	1	826
Other Assets	3,692	2,336
Total Assets	$153,961	$142,920

Subordinated Debentures	$10,310	$10,310
Liabilities	233	270
Shareholders' Equity	143,418	132,340
Total Liabilities and Shareholders' Equity	$153,961	$142,920

Farmers & Merchants Bancorp
Condensed Income Statements

	Year Ended December 31,
(in thousands)	2007	2006	2005
Equity in Undistributed Earnings in Farmers & Merchants Bank of Central California	$12,224	$2,973	$9,160
Dividends from Subsidiary	12,430	18,600	10,000
Interest Income	79	67	59
Other Expenses, Net	(3,459)	(1,695)	(1,327)
Tax Benefit	1,421	684	536
Net Income	$22,695	$20,629	$18,428

Farmers & Merchants Bancorp
Condensed Statement of Cash Flows

	Year Ended December 31,
(in thousands)	2007	2006	2005
Cash Flows from Operating Activities:
Net Income	$22,695	$20,629	$18,428
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Net Earnings from Subsidiary	(12,224)	(2,973)	(9,160)
Net Loss (Gain) on Investment Securities	1,707	-	(143)
Net Increase in Other Assets	(1,402)	(767)	(522)
Net (Decrease) Increase in Other Liabilities	(37)	43	(136)
Net Cash Provided by Operating Activities	10,739	16,932	8,467
Investing Activities:
Securities Purchased	-	(3,893)	-
Securities Sold or Matured	1,544	-	251
Change in Capital Leases	825	(307)	266
Net Cash Provided (Used) by Investing Activities	2,369	(4,200)	517
Financing Activities:
Stock Repurchased	(5,489)	(5,936)	(4,016)
Cash Dividends	(7,831)	(6,966)	(6,656)
Net Cash Used by Financing Activities	(13,320)	(12,902)	(10,672)
Increase in Cash and Cash Equivalents	(212)	(170)	(1,688)
Cash and Cash Equivalents at Beginning of Year	386	556	2,244
Cash and Cash Equivalents at End of Year	$174	$386	$556

17. Long-term Subordinated Debentures

In December 2003, the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I (“Statutory Trust I”), which issued $10,000,000 of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Statutory Trust I are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by FMCB Statutory Trust to purchase $10,310,000 of junior subordinated debentures of the Company, which carry a floating rate based on three-month LIBOR plus 2.85%. The debentures represent the sole asset of Statutory Trust I. The Trust Preferred Securities accrue and pay distributions at a floating rate of three-month LIBOR plus 2.85% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust I; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Statutory Trust I. The Trust Preferred Securities are mandatorily redeemable upon maturity of the subordinated debentures on December 17, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the subordinated debentures purchased by Statutory Trust I, in whole or in part, on or after December 17, 2008. As specified in the indenture, if the subordinated debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

18. Quarterly Financial Information (Unaudited)

2007	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$23,139	$23,970	$24,567	$24,099	$95,775
Total Interest Expense	7,594	8,104	8,542	7,985	32,225
Net Interest Income	15,545	15,866	16,025	16,114	63,550
Provision for Loan Losses	-	250	-	1,245	1,495
Net Interest Income After
Provision for Loan Losses	15,545	15,616	16,025	14,869	62,055
Total Non-Interest Income	3,752	4,131	3,536	4,036	15,455
Total Non-Interest Expense	11,021	10,939	10,215	9,770	41,945
Income Before Income Taxes	8,276	8,808	9,346	9,135	35,565
Provision for Income Taxes	2,807	3,142	3,471	3,450	12,870
Net Income	$5,469	$5,666	$5,875	$5,685	$22,695
Earnings Per Share	$6.74	$6.98	$7.26	$7.07	$28.05

2006	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$20,703	$21,669	$22,950	$23,074	$88,396
Total Interest Expense	4,754	5,773	6,856	7,238	24,621
Net Interest Income	15,949	15,896	16,094	15,836	63,775
Provision for Loan Losses	275	-	-	-	275
Net Interest Income After
Provision for Loan Losses	15,674	15,896	16,094	15,836	63,500
Total Non-Interest Income	2,604	3,499	3,114	2,846	12,063
Total Non-Interest Expense	10,534	11,376	10,777	10,434	43,121
Income Before Income Taxes	7,744	8,019	8,431	8,248	32,442
Provision for Income Taxes	2,807	2,925	3,098	2,983	11,813
Net Income	$4,937	$5,094	$5,333	$5,265	$20,629
Earnings Per Share	$6.00	$6.22	$6.54	$6.49	$25.25

Farmers & Merchants Bancorp stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Based on information from shareholders and from Company stock transfer records, the prices paid in 2007, 2006 and 2005 ranged from $381.00 to $565.00 per share. Additional information about the Company’s common stock is available in Part II, Item 5.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company maintains controls and procedures designed to ensure that all relevant information is recorded and reported in all filings of financial reports.  Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2007.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Management’s report on internal control over financial reporting is set forth “Item 8. Financial Statements and Supplementary Data,” and is incorporated herein by reference. Perry-Smith LLP, the independent registered public accounting firm that audited the Company’s 2007 Consolidated Financial Statements, has issued an attestation report on the Company’s internal control over financial reporting, which is set forth in “Item 8. Financial Statements and Supplementary Data,” and is incorporated herein by reference.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding the Executive Officers of the Company and/or Bank:

Name and Position(s)	Age	Principal Occupation during the Past Five Years

Kent A. Steinwert President & Chief Executive Officer of the Company and Bank	55	President & Chief Executive Officer of the Company and Bank.

Richard S. Erichson Executive Vice President & Senior Credit Officer of the Company and Bank	60	Executive Vice President & Senior Credit Officer of the Company and Bank.

Deborah E. Hodkin Executive Vice President & Chief Administrative Officer of the Company and Bank	45	Executive Vice President & Chief Administrative Officer of the Company and Bank.

Stephen W. Haley Executive Vice President & Chief Financial Officer & Secretary of the Company and Bank	54	Executive Vice President & Chief Financial Officer of the Company and Bank since April 2003, prior thereto, President and Chief Operating Officer of Community West Bancshares.

Kenneth W. Smith Executive Vice President & Head of Business Banking of the Bank	48	Executive Vice President & Head of Business Banking of the Bank since January 2004, prior thereto, Senior Vice President and Credit Administrator of the Bank.

Also, see “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders which will be filed with the Commission and which is incorporated herein by reference.  During 2007 there were no changes in procedures for the election of directors.

The Company has adopted a Code of Conduct which complies with the Code of Ethics requirements of the Securities and Exchange Commission. A copy of the Code of Conduct is posted on the Company’s website. The Company intends to disclose promptly any amendment to, or waiver from any provision of, the Code of Conduct applicable to senior financial officers, and any waiver from any provision of the Code of Conduct applicable to Directors, on its website. The Company’s website address is www.fmbonline.com.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A. The Company does not have any equity compensation plans which require disclosure under Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. Incorporated herein by reference, are listed in Item 8 hereof.
 (2) Financial Statement Schedules. None

(b)	See "Index to Exhibits"

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp
(Registrant)

	By	/s/ Stephen W. Haley
_________________________
Dated: March 7, 2008		Stephen W. Haley
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2008.

/s/ Kent A. Steinwert
______________________________	President and Chief Executive Officer
Kent A. Steinwert	(Principal Executive Officer)

/s/ Stephen W. Haley
_____________________________	Executive Vice President & Chief Financial Officer
Stephen W. Haley	(Principal Financial and Accounting Officer)

/s/ Ole R. Mettler	/s/ James E. Podesta
_____________________________	______________________________
Ole R. Mettler, Chairman	James E. Podesta, Director

/s/ Stewart C. Adams, Jr.	/s/ Kevin Sanguinetti
____________________________	______________________________
Stewart C. Adams, Jr., Director	Kevin Sanguinetti, Director

/s/ Ralph Burlington	/s/ Carl Wishek, Jr.
____________________________	______________________________
Ralph Burlington, Director	Carl Wishek, Jr., Director

/s/ Edward Corum, Jr.	/s/ Calvin Suess
____________________________	______________________________
Edward Corum, Jr., Director	Calvin Suess, Director

Index to Exhibits

Exhibit No.	Description
3.1
Amended Certificate of Incorporation (incorporated by reference to Appendices 1 and 2 to the Registrant's Definitive Proxy Statement on Schedule 14A for its 2007 Annual Meeting of Stockholders and Exhibit 3(i) to the Registrant's Current Report on Form 8-K dated April 30, 1999).

3.2
Amended By-Laws (incorporated by reference to Appendix 3 to the Registrant's Definitive Proxy Statement on Schedule 14A for its 2007 Annual Meeting of Stockholders, Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated June 7, 2005, and Exhibit 3(ii) to the Registrant's Current Report on Form 8-K dated April 30, 1999).

10.1
Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed on Registrant’s Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

10.3
Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Deborah E. Hodkin, filed on Registrant’s Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

10.4
Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Kenneth W. Smith, filed on Registrant’s Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

10.5
Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Richard S. Erichson, filed on Registrant’s Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

10.6
Employment Agreement dated January 1, 2005, between Farmers & Merchants Bank of Central California and Stephen W. Haley, filed on Registrant’s Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

10.15
2005 Deferred Bonus Plan of Farmers & Merchants Bank of Central California executed May 3, 2005, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

10.16
Executive Retention Plan of Farmers & Merchants Bank of Central California executed May 3, 2005, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

10.17
Amended and Restated Indexed Retirement Plan of Farmers & Merchants Bank of Central California adopted as of March 7, 2006, filed on Registrant’s Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

10.18
Deferred Compensation Plan of Farmers & Merchants Bank of Central California, executed October 17, 2006, filed on the Registrants Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference.

14	Code of Conduct of Farmers & Merchants Bancorp, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
21	Subsidiaries of the Registrant, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.