Form 10-Q
period 2008-03-31
FARMERS & MERCHANTS BANCORP
filed 2008-04-25
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Number of shares of common stock of the registrant:  Par value $0.01, authorized 2,000,000 shares; issued and outstanding 796,690 as of April 18, 2008.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheet (Unaudited)
(in thousands)	March 31,	December 31,	March 31,
	2008	2007	2007
Assets
Cash and Cash Equivalents:
Cash and Due From Banks	$48,160	$50,240	$41,736
Federal Funds Sold and Securities Purchased Under Agreements to Resell	-	1,150	49,900
Total Cash and Cash Equivalents	48,160	51,390	91,636

Investment Securities:
Available-for-Sale	226,646	142,043	126,703
Held-to-Maturity	104,418	105,594	110,720
Total Investment Securities	331,064	247,637	237,423

Loans	1,111,285	1,140,969	1,058,476
Less: Allowance for Loan Losses	19,032	18,483	18,060
Loans, Net	1,092,253	1,122,486	1,040,416
Premises and Equipment, Net	20,353	20,188	20,223
Bank Owned Life Insurance	40,619	40,180	38,857
Interest Receivable and Other Assets	35,911	37,291	28,556
Total Assets	$1,568,360	$1,519,172	$1,457,111

Liabilities
Deposits:
Demand	$273,190	$307,299	$274,846
Interest Bearing Transaction	131,180	138,665	133,314
Savings	319,007	301,678	302,661
Time	570,681	563,148	551,870
Total Deposits	1,294,058	1,310,790	1,262,691

Securities Sold Under Agreement to Repurchase	40,000	-	-
Federal Home Loan Bank Advances	49,441	28,954	25,790
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	25,306	25,700	20,151
Total Liabilities	1,419,115	1,375,754	1,318,942

Shareholders' Equity
Common Stock	8	8	8
Additional Paid-In Capital	82,863	84,437	89,827
Retained Earnings	63,754	57,990	48,595
Accumulated Other Comprehensive Income (Loss)	2,620	983	(261)
Total Shareholders' Equity	149,245	143,418	138,169
Total Liabilities and Shareholders' Equity	$1,568,360	$1,519,172	$1,457,111
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statement of Income (Unaudited)
(in thousands except per share data)	Three Months
	Ended March 31,
	2008	2007
Interest Income
Interest and Fees on Loans	$20,557	$20,143
Interest on Federal Funds Sold and Securities Purchased
Under Agreements to Resell	6	275
Interest on Investment Securities:
Taxable	2,420	1,908
Exempt from Federal Tax	774	813
Total Interest Income	23,757	23,139
Interest Expense
Deposits	6,742	6,981
Borrowed Funds	231	399
Subordinated Debentures	195	214
Total Interest Expense	7,168	7,594

Net Interest Income	16,589	15,545
Provision for Loan Losses	570	-
Net Interest Income After Provision for Loan Losses	16,019	15,545

Non-Interest Income
Service Charges on Deposit Accounts	1,718	1,641
Net Loss on Investment Securities	(139)	(768)
Credit Card Merchant Fees	534	510
Increase in Cash Surrender Value of Life Insurance	439	413
ATM Fees	361	315
Other	64	1,641
Total Non-Interest Income	2,977	3,752

Non-Interest Expense
Salaries and Employee Benefits	6,486	7,390
Occupancy	658	650
Equipment	496	663
Credit Card Merchant Expense	407	379
Marketing	90	109
Other	1,629	1,830
Total Non-Interest Expense	9,766	11,021

Income Before Income Taxes	9,230	8,276
Provision for Income Taxes	3,466	2,807
Net Income	$5,764	$5,469
Earnings Per Share	$7.21	$6.74
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)	Three Months
	Ended March 31,
	2008	2007
Net Income	$5,764	$5,469

Other Comprehensive Income -

Reclassification adjustment for realized losses included in net income, net of related income tax effects of $0 and $0 for the quarters ended March 31, 2008 and 2007, respectively.	-	1

Unrealized Gains on Securities:

Unrealized holding gains arising during the period, net of income tax benefits of $1,130 and $10 for the quarters ended March 31, 2008 and 2007, respectively.	1,556	13

Less: Reclassification adjustment for realized losses included in net income, net of related income tax effects of $58 and $323 for the quarters ended March 31, 2008 and 2007, respectively.	81	445

Total Other Comprehensive Income	1,637	459

Comprehensive Income	$7,401	$5,928
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income/(Loss)	Equity
Balance, December 31, 2006	811,933	$8	$89,926	$43,126	$(720)	$132,340
Net Income		-	-	5,469	-	5,469
Repurchase of Stock	(194)	-	(99)	-	-	(99)
Change in Net Unrealized Gains on Derivitive Instruments					1	1
Change in Net Unrealized Loss on Securities Available-for-Sale		-	-	-	458	458
Balance, March 31, 2007	811,739	$8	$89,827	$48,595	$(261)	$138,169

Balance, December 31, 2007	800,112	$8	$84,437	$57,990	$983	$143,418
Net Income		-	-	5,764	-	5,764
Repurchase of Stock	(3,422)	-	(1,574)	-	-	(1,574)
Change in Net Unrealized Gains on Securities Available-for-Sale		-	-	-	1,637	1,637
Balance, March 31, 2008	796,690	$8	$82,863	$63,754	$2,620	$149,245
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended
(in thousands)	March 31,	March 31,
	2008	2007
Operating Activities:
Net Income	$5,764	$5,469
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Loan Losses	570	-
Depreciation and Amortization	417	517
Net Amortization (Accretion) of Investment Security Premiums & Discounts	470	(86)
Net Loss on Investment Securities	139	768
Net Change in Operating Assets & Liabilities:
Net (Increase) Decrease in Interest Receivable and Other Assets	(248)	3,550
Net Decrease in Interest Payable and Other Liabilities	(394)	(2,617)
Net Cash Provided by Operating Activities	6,718	7,601

Investing Activities:
Securities Available-for-Sale:
Purchased	(89,664)	(11,105)
Sold, Matured or Called	7,306	17,160
Securities Held-to-Maturity:
Purchased	-	(2,165)
Matured or Called	1,148	2,664
Net Loans Originated or Acquired	29,571	(11,697)
Principal Collected on Loans Previously Charged Off	92	94
Net Additions to Premises and Equipment	(582)	(244)
Net Cash Used by Investing Activities	(52,129)	(5,293)

Financing Activities:

Net (Decrease) Increase in Demand, Interest-Bearing Transaction,and Savings Accounts	(24,265)	11,785
Net Increase in Time Deposits	7,533	52,378
Net Increase in Securities Sold Under Agreement to Repurchase	40,000	-
Net Increase (Decrease) in Federal Home Loan Bank Advances	20,487	(21,742)
Stock Repurchases	(1,574)	(99)
Net Cash Provided by Financing Activities	42,181	42,322

(Decrease) Increase in Cash and Cash Equivalents	(3,230)	44,630

Cash and Cash Equivalents at Beginning of Year	51,390	47,006
Cash and Cash Equivalents as of March 31, 2008 and March 31, 2007	$48,160	$91,636
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

Basis of Presentation
The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included.  The Company’s interim consolidated financial statements and related notes, including our significant accounting policies, should be read in conjunction with the audited financial statements and related notes contained in the Company’s 2007 Annual Report to Shareholders on Form 10-K.  There have been no significant changes to our accounting policies since the 2007 10-K except due to adoption of FASB Statement No. 157 (SFAS 157), “Fair Value Measurements” as more fully described in Note 2.

The accompanying consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank’s wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant inter-company transactions have been eliminated in consolidation. The results of operations for the three-month period ended March 31, 2008 may not necessarily be indicative of the operating results for the full year 2008.

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

2. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs – Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Available-for-sale securities is the only balance sheet category the Company is required by generally accepted accounting principles to account for at fair value. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(in thousands)		Fair Value Measurements At March 31, 2008, Using
Description	Fair Value Mar. 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$226,646	$-	$226,646	$-
Total Assets Measured at Fair Value	$226,646	$-	$226,646	$-

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2008.

3. Accounting for Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-4 were adopted by the Company on January 1, 2008. The adoption of EITF 06-4 did not have a material impact on the Company’s financial position or results of operations.

4. Dividends and Earnings Per Share

Farmers & Merchants Bancorp common stock is not traded on any exchange.  The shares are primarily held by local residents and are not actively traded.  No cash dividends were declared during the first quarter of 2008 or 2007.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The table below calculates the earnings per share for the three months ended March 31, 2008 and 2007.

(net income in thousands)	2008	2007
Net Income	$5,764	$5,469
Average Number of Common Shares Outstanding	798,982	811,866
Per Share Amount	$7.21	$6.74

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2008.  This analysis should be read in conjunction with our 2007 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

Forward–Looking Statements

This Form 10-Q contains various forward-looking statements, usually containing the words “estimate,” “project,” “expect,” “objective,” “goal,” or similar expressions and includes assumptions concerning the Company’s operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following: (i) the effect of changing regional and national economic conditions; (ii) significant changes in interest rates and prepayment speeds; (iii) credit risks of lending and investment activities; (iv) changes in federal and state banking laws or regulations; (v) competitive pressure in the banking industry; (vi) changes in governmental fiscal or monetary policies; (vii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (viii) other factors discussed in Item 1A. Risk Factors of the Company’s 2007 Annual Report on form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Introduction

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. The Bank serves the northern Central Valley of California through twenty-one banking offices and two stand-alone ATM’s. The service area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock and Hilmar.
Substantially all of the Company’s business activities are conducted within its market area.

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). As a California, state-chartered, non-fed member bank, the Bank is subject to regulation and examination by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

For the three months ended March 31, 2008, Farmers & Merchants Bancorp reported net income of $5,764,000, earnings per share of $7.21 and return on average assets of 1.54%.  Return on average shareholders’ equity was 15.88% for the three months ended March 31, 2008.

For the three months ended March 31, 2007, Farmers & Merchants Bancorp reported net income of $5,469,000, earnings per share of $6.74 and return on average assets of 1.54%.  Return on average shareholders’ equity was 16.30% for the three months ended March 31, 2007.

Factors resulting in the Company’s improved earnings performance in the first quarter of 2008 as compared to the same period last year were: (1) a $71.5 million or 5.5% increase in average earning assets;  and (2) a decrease of $426,000 in total interest expense.

The following is a summary of the financial results for the three-month period ended March 31, 2008 compared to March 31, 2007.

•	Net income increased 5.4% to $5.7 million from $5.5 million.

•	Earnings per share increased 7.0% to $7.21 from $6.74.

•	Total assets increased 7.6% to $1.6 billion.

•	Total loans increased 5.0% to $1.1 billion.

•	Net interest income increased 6.7% to $16.6 million from $15.5 million.

•	Net interest margin on a tax-equivalent basis decreased 2 basis points to 4.93% from 4.95%.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ended March 31, 2008 and 2007.

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

The Company’s earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change.  In order to minimize income fluctuations, the Company attempts to match asset and liability maturities.  However, some maturity mismatch is inherent in the asset and liability mix.  (See Item 3. “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk”)

Net interest income increased 6.7% to $16.6 million during the first quarter of 2008 compared to $15.5 million for the first quarter of 2007. On a fully taxable equivalent basis, net interest income increased 6.4% and totaled $16.9 million at March 31, 2008, compared to $15.9 million at March 31, 2007. The increase in net interest income was primarily due to a 5.5% increase in average earning assets as compared to the first quarter of 2007.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. At March 31, 2008, the Company’s net interest margin was 4.93% compared to 4.95% at March 31, 2007. The Company’s net interest margin remained relatively stable over this period as the impact of declines in market rates on earning assets was substantially offset by decreases in the cost of interest bearing liabilities.

Loans, generally the Company’s highest earning assets, increased $52.8 million as of March 31, 2008 compared to March 31, 2007. See “Financial Condition – Loans” for further discussion on this increase. On an average balance basis, loans increased by $66.3 million for the quarter ended March 31, 2008. Despite a 300 basis point decrease in the prime rate occurring between September 19, 2007 and March 19, 2008, the yield on the loan portfolio only decreased 40 basis points to 7.41% for the quarter ended March 31, 2008 compared to 7.81% for the quarter ended March 31, 2007. Some of this resilience in loan yields is due to pricing floors that the Bank has placed in some of its customer loan agreements. However, these floors typically expire annually and are renegotiated based upon current market conditions. Even with this decrease in yield the growth in loan balances resulted in interest revenue from loans increasing 2.1% to $20.5 million for the quarter ended March 31, 2008. The Company has been experiencing aggressive competitor pricing for loans that it may need to continue to respond to in order to retain key customers. This, in conjunction with recent and possible future decreases in market interest rates by the FRB, could place even greater negative pressure on future loan yields and net interest margin.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Three Months Ended March 31,			Three Months Ended March 31,
		2008			2007
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$822	$6	2.96%	$20,978	$276	5.34%
Investment Securities Available-for-Sale
Municipals - Non-Taxable	9,458	176	7.55%	11,190	198	7.18%
Mortgage Backed Securities	146,766	1,952	5.39%	108,955	1,392	5.18%
Other	3,756	73	7.88%	8,511	101	4.81%
Total Investment Securities Available-for-Sale	159,980	2,201	5.58%	128,656	1,691	5.33%

Investment Securities Held-to-Maturity
U.S. Agencies	30,425	318	4.24%	30,529	317	4.21%
Municipals - Non-Taxable	66,101	969	5.95%	69,936	1,014	5.88%
Mortgage Backed Securities	6,545	63	3.90%	8,463	81	3.88%
Other	2,012	13	2.62%	2,113	16	3.07%
Total Investment Securities Held-to-Maturity	105,083	1,363	5.26%	111,041	1,428	5.21%

Loans
Real Estate	649,343	11,855	7.32%	616,516	11,172	7.35%
Home Equity	65,070	1,153	7.11%	66,148	1,305	8.00%
Agricultural	184,112	3,578	7.79%	181,751	3,817	8.52%
Commercial	194,950	3,569	7.34%	161,600	3,412	8.56%
Consumer	12,646	261	8.28%	13,806	294	8.64%
Credit Card	5,353	137	10.27%	5,485	139	10.28%
Municipal	1,037	4	1.55%	915	4	1.77%
Total Loans	1,112,511	20,557	7.41%	1,046,221	20,143	7.81%
Total Earning Assets	1,378,396	$24,128	7.02%	1,306,896	$23,538	7.30%

Unrealized Gain (Loss) on Securities Available-for-Sale	2,281			(1,245)
Allowance for Loan Losses	(18,639)			(18,075)
Cash and Due From Banks	37,543			39,646
All Other Assets	94,858			89,162
Total Assets	$1,494,439			$1,416,384

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$130,230	$26	0.08%	$130,713	$22	0.07%
Savings	313,601	1,076	1.38%	288,497	935	1.31%
Time Deposits	569,719	5,640	3.97%	531,098	6,024	4.60%
Total Interest Bearing Deposits	1,013,550	6,742	2.67%	950,308	6,981	2.98%
Securities Sold Under Agreement to Repurchase	8,352	68	3.27%	-	-	0.00%
Other Borrowed Funds	21,534	163	3.04%	31,013	399	5.22%
Subordinated Debentures	10,310	195	7.59%	10,310	214	8.42%
Total Interest Bearing Liabilities	1,053,746	$7,168	2.73%	991,631	$7,594	3.11%
Interest Rate Spread			4.29%			4.20%
Demand Deposits (Non-Interest Bearing)	273,095			270,296
All Other Liabilities	22,413			20,253
Total Liabilities	1,349,254			1,282,180

Shareholders' Equity	145,185			134,204
Total Liabilities & Shareholders' Equity	$1,494,439			$1,416,384
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.64%			0.75%
Net Interest Income and Margin on Total Earning Assets		16,960	4.94%		15,944	4.95%
Tax Equivalent Adjustment		(371)			(399)
Net Interest Income		$16,589	4.83%		$15,545	4.82%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $825,000 and $532,000 for the quarters ended March 31, 2008 and 2007, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)	Three Months Ended
	Mar. 31, 2008 compared to Mar. 31, 2007
Interest Earning Assets	Volume	Rate	Net Chg.
Federal Funds Sold	$(184)	$(86)	$(270)
Investment Securities Available-for-Sale
Municipals - Non-Taxable	(32)	10	(22)
Mortgage Backed Securities	501	59	560
Other	(74)	46	(28)
Total Investment Securities Available-for-Sale	395	115	510

Investment Securities Held-to-Maturity
U.S. Agencies	(1)	2	1
Municipals - Non-Taxable	(56)	12	(44)
Mortgage Backed Securities	(18)	-	(18)
Other	(1)	(2)	(3)
Total Investment Securities Held-to-Maturity	(76)	12	(64)

Loans
Real Estate	716	(33)	683
Home Equity	(20)	(132)	(152)
Agricultural	55	(294)	(239)
Commercial	676	(519)	157
Consumer	(22)	(11)	(33)
Credit Card	(2)	-	(2)
Other	1	(1)	-
Total Loans	1,404	(990)	414
Total Earning Assets	1,539	(949)	590

Interest Bearing Liabilities
Interest Bearing Deposits
Transaction	-	4	4
Savings	91	50	141
Time Deposits	447	(831)	(384)
Total Interest Bearing Deposits	538	(777)	(239)
Securities Sold Under Agreement to Repurchase	68	-	68
Other Borrowed Funds	(100)	(136)	(236)
Subordinated Debentures	-	(19)	(19)
Total Interest Bearing Liabilities	506	(932)	(426)
Total Change	$1,033	$(17)	$1,016
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Average investment securities totaled $265.1 million at March 31, 2008, an increase of $25.4 million compared to the average balance at March 31, 2007. See “Financial Condition – Investment Securities” for further discussion on this increase.  Interest income on securities increased $445,000 to $3.6 million for the quarter ended March 31, 2008 compared to $3.1 million for the quarter ended March 31, 2007. The average yield, on a taxable equivalent basis, in the investment portfolio was 5.45% at March 31, 2008 compared to 5.28% at March 31, 2007. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates shown on a taxable equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $62.1 million or 6.3% during the first quarter of 2008. Of that increase, average borrowed funds (primarily FHLB Advances) decreased $9.5 million (see previous discussion regarding investment securities); interest-bearing deposits increased $63.2 million, subordinated debt remained unchanged and securities sold under agreement to repurchase, a new borrowing added during the first quarter of 2008 to manage the Company’s interest rate risk, increased $8.3 million.

The increase in interest-bearing deposits was primarily in time deposits, which grew $38.6 million, as lower cost savings and interest bearing DDA increased by $24.6 million. Total interest expense on deposit accounts for the first quarter of 2008 was $6.7 million as compared to $6.9 million at March 31, 2007. The average rate paid on interest-bearing deposits was 2.67% in the first quarter of 2008 and 2.98% in the first quarter of 2007.

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

The provision for loan losses during the first quarter of 2008 was $570,000, and none for the first quarter of 2007.  Changes in the provision between the first quarter of 2008 and 2007 were the result of management’s evaluation of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses and the prevailing economic climate and its effect on borrowers’ ability to repay loans in accordance with the terms of the notes (see “Note 1. Significant Accounting Policies – Allowance for Loan Losses” in the Company’s 2007 Annual Report on Form 10-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” and “Part II Item 1a. Risk Factors” of this report).

The allowance for loan losses was $19.0 million or 1.71% of total loan balances at March 31, 2008 and $18.1 million or 1.71% of total loan balances at March 31, 2007. As of December 31, 2007, the allowance for loan losses was $18.5 million, which represented 1.62% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of March 31, 2008 was adequate. See the table below for allowance for loan loss activity for the periods indicated.

	Three Months Ended
	March 31,
Allowance for Loan Losses (in thousands)	2008	2007
Balance at Beginning of Period	$18,483	$18,099
Provision Charged to Expense	570	-
Recoveries of Loans Previously Charged Off	92	94
Loans Charged Off	(113)	(133)
Balance at End of Period	$19,032	$18,060

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

Overall, non-interest income decreased $775,000 or 20.7% for the three months ended March 31, 2008 compared to the same period of 2007.

Other non-interest income declined $1.6 million or 96.1% primarily due to: (1) the receipt of a one-time $811,000 liquidating dividend in the first quarter of 2007 from the Company’s partial ownership in WSBA, a credit card processing company.; and (2) investment losses of $631,000 on non-qualified deferred compensation plan balances during the first quarter of 2008 as compared to investment gains of $153,000 during the first quarter of 2007.  The Company allows executives who participate in non-qualified deferred compensation plans to self direct the investment of their vested balances.  See the Company’s “Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders and Note 11 of the Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K.” Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in Non-Interest Income, with an offsetting entry to Salary Expense (see “Non-Interest Expense”), the net result of these accounting entries is no bottom line impact to the Company.

Offsetting the above mentioned decline in other non-interest income was a reduction in the loss on investment securities, which was a loss of $139,000 for the first quarter of 2008 compared to a loss of $768,000 for the first quarter of 2007.  During the first quarter of 2007 the Company took a $768,000 impairment loss on one of its investment securities whose drop in market value was determined to be “other than temporary”.  During the first quarter of 2008 the Company disposed of its remaining interest in this investment (see “Investment Securities”) recording a loss of $215,000.  This loss was partially offset by a $76,000 gain recorded on the Company’s ownership interest in VISA, which went public during the first quarter of 2008.

Non-Interest Expense
Non-interest expense for the Company includes expenses for salaries and employee benefits, occupancy, equipment, supplies, legal fees, professional services, data processing, marketing, deposit insurance, merchant bankcard operations, and other miscellaneous expenses.

Non-interest expense decreased $1.3 million or 11.4% over the first quarter of 2007 primarily as a result of: (1) reduced contributions to bonus and retirement plans primarily as a result of a reduction in the number of certain key individuals eligible to participate in the plans; (2) investment losses on non-qualified deferred compensation plan balances (see “Non-Interest Income”); (3) decreased equipment expenses; and (4) decreased legal and consulting fees.

Income Taxes
The provision for income taxes increased 23.5% to $3.5 million for the first quarter of 2008 compared to the first quarter of 2007. The effective tax rate for the first quarter of 2008 was 37.6% compared to 33.9% for the first quarter of 2007.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet for the three-month period ending March 31, 2008 as compared to the year ended December 31, 2007 and to the three-month period ending March 31, 2007. As previously discussed (see “Overview”) the Company’s financial condition is influenced by the seasonal banking needs of its agricultural customers.

Investment Securities
The investment portfolio provides the Company with an income alternative to loans. The Company’s investment portfolio at March 31, 2008 was $331.1 million compared to $247.6 million at the end of 2007, an increase of $83.4 million or 33.7%. At March 31, 2007, the investment portfolio totaled $237.4 million. The Company grew the available-for-sale portion of its investment portfolio during the first quarter of 2008 as part of a leveraging strategy in response to the FRB’s continued interest rate cuts. This increase in the investment portfolio was funded through a combination of Federal Home Loan Bank Advances and Repurchase Agreements.

The Company's total investment portfolio currently represents 21.1% of the Company’s total assets as compared to 16.3% at December 31, 2007 and 16.3% at March 31, 2007. Not included in the investment portfolio are overnight investments in Federal Funds Sold. Average Federal Funds Sold for the quarter ended March 31, 2008 was $822,000 compared to $20.9 million for the quarter ended March 31, 2007.

The Company classifies its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of March 31, 2008, December 31, 2007 and March 31, 2007 there were no securities in the trading portfolio. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes. See “Note 2. Fair Value Measurements” for further discussion.

The debt securities in the Company’s investment portfolio are comprised primarily of Mortgage-backed securities, U.S. Government Agencies and high grade municipals. All of the Mortgage-backed securities are issued by federal government-sponsored entities.

During the first quarter of 2007, impairment losses of $768,000 were recorded on a strategic investment made over time in the equity securities of another bank holding company.  Throughout the remainder of 2007 another $939,000 in losses (either impairment losses or actual losses on sale) were taken (see the Company’s 2007 Annual Report on Form 10-K).  By the end of the first quarter of 2008 the Company had sold all of this equity investment, recording an additional loss of $215,000 in the first quarter of 2008 (see “Non-Interest Income”).

Loans
The Company's loan portfolio at March 31, 2008 decreased $29.7 million or 2.6% from December 31, 2007, primarily as a result of the typical seasonal paydowns of loans made to the Company’s dairy customers in the fourth quarter of 2007. Compared to March 31, 2007, loans have increased $52.8 million or 5.0%. Most of the current year’s growth occurred in Commercial and Commercial Real Estate Loans (primarily those secured by production agricultural properties), market segments where the Company believes that current market rates and/or credit risks are more reasonable than in the areas of Consumer, Home Equity and Real Estate Construction loans.

Beginning in late 2006 and continuing into 2007 the Company purposely reduced its exposure to Residential Real Estate Construction Loans as the residential housing market softened. The $4.1 million increase in Real Estate Construction loans since December 31, 2007 relates to commercial projects.  Additionally, the Company’s Residential 1st Mortgage portfolio is comprised primarily of 15 and 20 year mortgages to local customers. The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio.

On an average balance basis, loans have increased $66.3 million or 6.3%. The table following sets forth the distribution of the loan portfolio by type and percent as of the periods indicated.

Loan Portfolio As Of:
(in thousands)	March 31, 2008	Dec. 31, 2007	March 31, 2007
Commercial Real Estate	$469,018	$453,815	$427,986
Real Estate Construction	84,779	80,651	95,637
Residential 1st Mortgages	108,635	109,764	107,002
Home Equity Lines and Loans	63,957	65,953	64,999
Agricultural	177,066	215,798	186,873
Commercial	191,841	197,108	158,410
Consumer	18,191	20,061	20,065
Gross Loans	1,113,487	1,143,150	1,060,972
Less:
Unearned Income	2,202	2,181	2,496
Allowance for Loan Losses	19,032	18,483	18,060
Net Loans	$1,092,253	$1,122,486	$1,040,416

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

Interest income on non-accrual loans which would have been recognized during the period, if all such loans had been current in accordance with their original terms, totaled $61,000 at March 31, 2008, $31,000 at December 31, 2007, and $31,000 at March 31, 2007

Loans where the collateral has been repossessed are classified as other real estate owned ("OREO") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements. The Company reported $251,000 of other real estate owned at March 31, 2008, $251,000 at December 31, 2007, and none at March 31, 2007.

The following table sets forth the amount of the Company's non-performing assets as of the dates indicated:

Non-Performing Assets
(in thousands)	March 31, 2008	Dec. 31, 2007	March 31, 2007
Non-Performing Loans	$1,127	$203	$224
Other Real Estate Owned	251	251	-
Total	$1,378	$454	$224

Non-Performing Assets as a % of Total Loans	0.12%	0.04%	0.02%
Allowance for Loan Losses as a % of Non-Performing Assets	1,381.1%	4,071.1%	8,062.5%

While non-performing loans increased $924,000 since December 31, 2007, $177,000 of those loans paid off early in the second quarter of 2008 with no resulting principal loss to the Company.

Except for non-performing loans shown in the table above, the Company’s management is not aware of any loans as of March 31, 2008 for which known credit problems of the borrower would cause serious doubts as to the ability of these borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date.  The Company’s management cannot, however, predict the extent to which the following or other factors may affect a borrower’s ability to pay: 1) deterioration in general economic conditions, real estate values or agricultural commodity prices; 2) changes in market interest rates; or 3) changes in the overall financial condition or business of a borrower. Residential real estate values in the Company’s markets have been declining significantly and this situation remains volatile.  Although the Company had no delinquencies in its residential construction portfolio at March 31, 2008, this situation could change if residential real estate values continue to decline.   See “Part II, Item 1a. Risk Factors”.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base.  The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

While the Company's deposit balances at March 31, 2008 decreased $16.7 million or 1.3% from December 31, 2007, (due, in part, to typical seasonal trends for the Company’s agricultural customers) they have increased $31.4 million or 2.5% compared to March 31, 2007. Core deposits (exclusive of Public Time Deposits) decreased 2.2% from December 31, 2007 but have increased $11.3 million or 1.0% since March 31, 2007.  Public Time Deposits have increased $20.1 million since March 31, 2007 primarily because of the Company’s decision to increase its use of State of California time deposits for short-term funding needs instead of using FHLB Advances (see “Federal Home Loan Bank Advances”).

Demand and Interest-Bearing transaction accounts decreased $41.6 million or 9.3% since December 31, 2007 but decreased less than 1.0% since March 31, 2007 while savings and time deposit accounts have increased $24.9 million or 2.9% since December 31, 2007 and $35.2 million or 4.1% since March 31, 2007.  Demand and Interest bearing transaction accounts have declined as customers have transferred their funds to higher yielding savings and time deposit accounts with the Bank.  In addition, the impact of a slowing economy is being felt across the Company’s deposit base.

Securities Sold Under Agreement to Repurchase
On March 13, 2008, the Bank entered into a $40 million medium term repurchase agreement with Citigroup as part of a leveraging strategy (see “Investment Securities”) in response to the FRB’s continued interest rate cuts.  The repurchase agreement pricing rate is 3.20% with an embedded 3 year cap tied to 3 month Libor with a strike price of 3.3675%.  The repurchase agreement matures March 13, 2013, putable only on March 13, 2011, and is secured by investments in Agency pass through securities.

Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets (see “Item 3. Quantitative and Qualitative Disclosures about Market Risk and Liquidity Risk”).  These advances are also used to manage the Company’s interest rate risk exposure, and as opportunities exist, to borrow and invest the proceeds at a positive spread through the investment portfolio.  FHLB Advances as of March 31, 2008 were $49.4 million compared to $28.9 million at December 31, 2007 and $25.8 million at March 31, 2007. The increase of $20.5 million since December 31, 2007 is a result of the Company’s leveraging strategy in the investment portfolio (see “Investment Securities”).

Long-term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”).  These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%.  Interest rates reset quarterly and were 5.65% as of March 31, 2008, 7.84% at December 31, 2007 and 8.20% at March 31, 2007.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements.  The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection.  Shareholders’ Equity totaled $149.2 million at March 31, 2008, $143.4 million at December 31, 2007, and $138.2 million at March 31, 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of March 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

In its most recent notification from the FDIC the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s categories.

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Total Capital to Risk Weighted Assets	$174,017,894	12.55%	$110,915,161	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	$156,665,507	11.30%	$55,457,580	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	$156,665,507	10.55%	$59,381,821	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Total Capital to Risk Weighted Assets	$168,545,504	12.20%	$110,535,618	8.0%	$138,169,523	10.0%
Tier 1 Capital to Risk Weighted Assets	$151,250,824	10.95%	$55,267,809	4.0%	$82,901,714	6.0%
Tier 1 Capital to Average Assets	$151,250,824	10.20%	$59,315,322	4.0%	$74,144,153	5.0%

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

Repurchases under the program will continue to be made on the open market or through private transactions. The repurchase program also requires that no purchases may be made if the Bank would not remain “well-capitalized” after the repurchase. All shares repurchased under the repurchase program will be retired. See the Company’s 2007 Form 10-K, Part II, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

During the first quarter of 2008, the Company repurchased 3,422 shares at an average share price of $460 per share. During the first quarter of 2007, the Company repurchased 194 shares at an average share price of $510. Since the second share repurchase program was expanded in 2006, the Company has repurchased over 23,000 shares for total consideration of $11.2 million.

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

For a full discussion of the Company’s critical accounting policies and estimates see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2007.

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of March 31, 2008, the Company had entered into commitments with certain customers amounting to $453 million compared to $440.3 million at December 31, 2007 and $396.9 million at March 31, 2007.  Letters of credit at March 31, 2008, December 31, 2007 and March 31, 2007, were $8.6 million, $8.4 million and $10.9 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

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

The second major element of the analysis, which considers all known relevant internal and external factors that may affect a loan’s collectibility, is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

•	then-existing general economic and business conditions affecting the key lending areas of the Company;
•	credit quality trends (including trends in non-performing loans expected to result from existing conditions);
•	collateral values in relation to loans outstanding;
•	loan volumes and concentrations;
•	seasoning of the loan portfolio;
•	specific industry conditions within portfolio segments;
•	recent loss experience within portfolio segments;
•	duration of the current business cycle;
•	bank regulatory examination results; and
•	findings of the Company’s internal credit examiners.

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

Management believes that the allowance for loan losses at March 31, 2008 was adequate to provide for both recognized losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2008, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a _decrease in net interest income of 2.07% if rates increase by 200 basis points and an increase in net interest income of 1.72% if rates decline 200 basis points. Comparatively, at December 31, 2007, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 0.40% if rates increase by 200 basis points and an increase in net interest income of 0.90% if rates decline 200 basis points. All results are within the Company’s policy limits.

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

In general, liquidity risk is managed daily by controlling the level of Federal Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Federal Funds as a cushion for temporary liquidity needs. During the first quarter of 2008, Federal Funds Sold averaged $822,000. The Company maintains Federal Funds credit lines of $99 million with major banks subject to the customary terms and conditions for such arrangements and $150 million in repurchase lines with major brokers. In addition, the Company has additional borrowing capacity of $154.7 million from the Federal Home Loan Bank.

At March 31, 2008, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $94.4 million, which represents 6.0% of total assets.

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

Item 1a. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2007 Annual Report to Shareholders on Form 10-K. In management’s opinion, although there have been no material changes in risk factors since the filing of the 2007 Form 10-K, the overall decline in residential real estate values in California, and more specifically the Central Valley, has continued during the first quarter of 2008, and shows no signs of abating in the near future.  While the Company has not been materially impacted by this trend to the extent of some other banks, continuing residential real estate price declines will have a negative impact on overall economic conditions in the Company’s markets and may result in: (1) increased credit losses (see “Financial Condition – Non-Performing Assets”); and/or (2) reduced opportunities for profitable growth.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2008.

First Quarter 2007	Number of Shares	Average Price per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
01/01/2008 - 01/31/2008	-	$-	-	$5,328,414
02/01/2008 - 02/29/2008	2,229	460.00	2,229	4,303,074
03/01/2008 - 03/31/2008	1,193	460.00	1,193	3,754,294
Total	3,422	$460.00	3,422	$3,754,294

All of the above shares were repurchased in private transactions.

The common stock of Farmers & Merchants Bancorp is not widely held nor listed on any exchange. However, trades may be reported on the OTC Bulletin Board under the symbol “FMCB.OB”. Additionally, management is aware that there are private transactions in the Company’s common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

See Exhibit Index shown on page 27.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: April 23, 2008	/s/ Kent A. Steinwert
Kent A. Steinwert
President and
Chief Executive Officer
(Principal Executive Officer)

Date: April 23, 2008	/s/ Stephen W. Haley
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