Form 10-Q
period 2008-06-30
FARMERS & MERCHANTS BANCORP
filed 2008-08-08
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
Yes ☐    No ☒

Number of shares of common stock of the registrant:  Par value $0.01, authorized 20,000,000 shares; issued and outstanding 794,036 as of July 31, 2008.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets (Unaudited)
(in thousands)	June 30,	December 31,	June 30,
Assets	2008	2007	2007
Cash and Cash Equivalents:
Cash and Due From Banks	$53,733	$50,240	$45,318
Federal Funds Sold	27,700	1,150	24,000
Total Cash and Cash Equivalents	81,433	51,390	69,318

Investment Securities:
Available-for-Sale	204,135	142,043	139,137
Held-to-Maturity	106,418	105,594	109,689
Total Investment Securities	310,553	247,637	248,826

Loans	1,121,865	1,140,969	1,085,439
Less: Allowance for Loan Losses	18,682	18,483	17,930
Loans, Net	1,103,183	1,122,486	1,067,509
Premises and Equipment, Net	22,101	20,188	19,790
Bank Owned Life Insurance	41,072	40,180	39,295
Interest Receivable and Other Assets	50,454	37,291	37,384
Total Assets	$1,608,796	$1,519,172	$1,482,122

Liabilities
Deposits:
Demand	$274,306	$307,299	$279,611
Interest Bearing Transaction	127,295	138,665	126,902
Savings	334,649	301,678	281,358
Time	626,492	563,148	558,325
Total Deposits	1,362,742	1,310,790	1,246,196

Securities Sold Under Agreement to Repurchase	60,000	-	-
Federal Home Loan Bank Advances	729	28,954	63,878
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	28,050	25,700	23,608
Total Liabilities	1,461,831	1,375,754	1,343,992

Shareholders' Equity
Common Stock	8	8	8
Additional Paid-In Capital	81,642	84,437	89,317
Retained Earnings	65,864	57,990	50,730
Accumulated Other Comprehensive (Loss) Income	(549)	983	(1,925)
Total Shareholders' Equity	146,965	143,418	138,130
Total Liabilities & Shareholders' Equity	$1,608,796	$1,519,172	$1,482,122
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest Income
Interest and Fees on Loans	$18,986	$21,178	$39,543	$41,321
Interest on Federal Funds Sold and Securities Purchased
Under Agreements to Resell	38	113	44	388
Interest on Investment Securities:
Taxable	2,892	1,861	5,312	3,769
Tax-Exempt	762	818	1,536	1,631
Total Interest Income	22,678	23,970	46,435	47,109
Interest Expense
Deposits	5,450	7,551	12,192	14,532
Borrowed Funds	436	339	667	738
Subordinated Debentures	147	214	342	428
Total Interest Expense	6,033	8,104	13,201	15,698

Net Interest Income	16,645	15,866	33,234	31,411
Provision for Loan Losses	4,035	250	4,605	250
Net Interest Income After Provision for Loan Losses	12,610	15,616	28,629	31,161

Non-Interest Income
Service Charges on Deposit Accounts	1,797	1,893	3,515	3,534
Net Gain (Loss) on Investment Securities	674	(315)	535	(1,083)
Credit Card Merchant Fees	555	557	1,089	1,067
Increase in Cash Surrender Value of Life Insurance	453	438	892	851
ATM Fees	390	349	751	664
Other	3,981	1,209	4,045	2,850
Total Non-Interest Income	7,850	4,131	10,827	7,883

Non-Interest Expense
Salaries & Employee Benefits	7,117	7,257	13,603	14,647
Occupancy	686	651	1,344	1,301
Equipment	627	642	1,123	1,305
Credit Card Merchant Expense	421	418	828	797
Marketing	167	115	257	224
Other	1,856	1,856	3,485	3,686
Total Non-Interest Expense	10,874	10,939	20,640	21,960

Income Before Income Taxes	9,586	8,808	18,816	17,084
Provision for Income Taxes	3,624	3,142	7,090	5,949
Net Income	$5,962	$5,666	$11,726	$11,135
Earnings Per Share	$7.50	$6.98	$14.71	$13.72
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited
(in thousands)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net Income	$5,962	$5,666	$11,726	$11,135

Other Comprehensive Loss -

Reclassification adjustment for realized gains included in net income, net of related income tax effects of $0 and $0 for the quarters ended June 30, 2008 and 2007, respectively, and $0 and $1 for the six months ended June 30, 2008 and 2007, respectively.	-	-	-	1

Unrealized Losses on Securities:
Unrealized holding losses arising during the period, net of income tax benefit of $(2,017) and $(1,340) for the quarters ended June 30, 2008 and 2007, respectively, and of $(887) and $(1,330) for the six months ended June 30, 2008 and 2007, respectively.	(2,778)	(1,847)	(1,222)	(1,834)

Less: Reclassification adjustment for realized (gains) losses included in net income, net of related income tax effects of $(283) and $132 for the quarters ended June 30, 2008 and 2007, respectively, and of $(225) and $455 for the six months ended June 30, 2008 and 2007, respectively.	(391)	183	(310)	628
Total Other Comprehensive Loss	(3,169)	(1,664)	(1,532)	(1,205)

Comprehensive Income	$2,793	$4,002	$10,194	$9,930
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2006	811,933	$8	$89,926	$43,126	$(720)	$132,340
Net Income		-	-	11,135	-	11,135
Cash Dividends Declared on						-
Common Stock		-	-	(3,531)	-	(3,531)
Repurchase of Stock	(1,194)	-	(609)	-	-	(609)
Change in Unrealized Gain on Derivative Instruments					1	1
Change in Net Unrealized Loss on Securities Available for Sale		-	-	-	(1,206)	(1,206)
Balance, June 30, 2007	810,739	$8	$89,317	$50,730	$(1,925)	$138,130

Balance, December 31, 2007	800,112	$8	$84,437	$57,990	$983	$143,418
Net Income		-	-	11,726	-	11,726
Cash Dividends Declared on						-
Common Stock		-	-	(3,852)	-	(3,852)
Repurchase of Stock	(6,076)	-	(2,795)	-	-	(2,795)
Change in Net Unrealized Loss on Securities Available for Sale		-	-	-	(1,532)	(1,532)
Balance, June 30, 2008	794,036	$8	$81,642	$65,864	$(549)	$146,965
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)	Six Months Ended
(in thousands)	June 30,	June 30,
	2008	2007
Operating Activities:
Net Income	$11,726	$11,135
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	4,605	250
Depreciation and Amortization	886	1,024
Net Amortization (Accretion) of Investment Security Discounts & Premium	64	(189)
Net (Gain) Loss on Investment Securities	(535)	1,083
Net Gain on Sale of Property & Equipment	(8)	-
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(12,943)	(4,753)
Net Increase in Interest Payable and Other Liabilities	2,350	1,085
Net Cash Provided by Operating Activities	6,145	9,635

Investing Activities:
Securities Available-for-Sale:
Purchased	(119,742)	(33,014)
Sold, Matured or Called	55,532	23,570
Securities Held-to-Maturity:
Purchased	(2,500)	(2,165)
Matured or Called	1,621	3,676
Net Loans Originated or Acquired	14,464	(39,093)
Principal Collected on Loans Previously Charged Off	234	147
Net Additions to Premises and Equipment	(2,799)	(318)
Proceeds from Disposition of Property & Equipment	8	-
Net Cash Used by Investing Activities	(53,182)	(47,197)

Financing Activities:
Net Decrease in Demand, Interest-Bearing Transaction, and Savings Accounts	(11,392)	(11,165)
Increase in Time Deposits	63,344	58,833
Net Increase in Securities Sold Under Agreement to Repurchase	60,000	-
Net (Decrease) Increase in Federal Home Loan Bank Advances	(28,225)	16,346
Cash Dividends	(3,852)	(3,531)
Stock Repurchases	(2,795)	(609)
Net Cash Provided by Financing Activities	77,080	59,874

Increase in Cash and Cash Equivalents	30,043	22,312

Cash and Cash Equivalents at Beginning of Year	51,390	47,006
Cash and Cash Equivalents as of June 30, 2008 and June 30, 2007	$81,433	$69,318
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

Basis of Presentation
The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (which consist solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included.  The Company’s interim consolidated financial statements and related notes, including its significant accounting policies, should be read in conjunction with the audited financial statements and related notes contained in the Company’s 2007 Annual Report to Shareholders on Form 10-K.  There have been no significant changes to our accounting policies since the 2007 10-K except due to adoption of FASB Statement No. 157 (SFAS 157), “Fair Value Measurements” as more fully described in Note 2.

The accompanying consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank’s wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant inter-company transactions have been eliminated in consolidation. The results of operations for the six-month period ended June 30, 2008 may not necessarily be indicative of the operating results for the full year 2008.

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

Securities classified as available-for-sale are reported at fair value on a recurring basis utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired (see “Financial Condition – Non-Performing Assets) and an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant assumption, and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned is reported at fair value on a non-recurring basis utilizing Level 2 inputs obtained through appraisals.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements At June 30, 2008, Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$204,135	$-	$204,135	$-
Total Assets Measured at Fair Value On a Recurring Basis	$204,135	$-	$204,135	$-

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements At June 30, 2008, Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,729	$-	$2,729	$-
Other Real Estate Owned	$6,893	$-	$6,893	$-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$9,622	$-	$9,622	$-

Impaired loans, which are measured for impairment using the fair value of the collateral because the loans are considered to be collateral dependent, were $3.7 million, with an allowance for loan losses of $923,000.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at June 30, 2008.

3. Accounting for Split-Dollar Life Insurance Arrangements

On January 1, 2008, the Company adopted Emerging Issue Task Force Issue (“EITF”) No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements, which established recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The adoption of EITF 06-4 did not have a material impact on the Company’s financial position or results of operations.

4. Dividends and Earnings Per Share

Farmers & Merchants Bancorp common stock is not traded on any exchange.  The shares are primarily held by local residents and are not actively traded.  On May 6, 2008, the Board of Directors of Farmers & Merchants Bancorp declared a mid-year cash dividend of $4.85 per share, an 11.5% increase over the $4.35 per share paid on July 1, 2007. The cash dividend was paid on July 1, 2008, to shareholders of record on June 9, 2008.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The table below calculates the earnings per share for the three and six-months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(net income in thousands)	2008	2007	2008	2007
Net Income	$5,962	$5,666	$11,726	$11,135
Average Number of Common Shares Outstanding	795,204	811,552	797,093	811,708
Per Share Amount	$7.50	$6.98	$14.71	$13.72

5. Recent Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162).  This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The provisions of SFAS No. 162 did not have a material impact on our financial condition and results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The provisions of SFAS No. 161 will not have an impact on the Company at the current time.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for the first annual reporting period beginning on or after December 15, 2008. The provisions of SFAS No. 141R will not have an impact on the Company at the current time.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six-months ended June 30, 2008.  This analysis should be read in conjunction with our 2007 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

For the three and six months ended June 30, 2008, Farmers & Merchants Bancorp reported net income of $5,962,000 and $11,726,000, earnings per share of $7.50 and $14.71 and return on average assets of 1.54% and 1.54%, respectively.  Return on average shareholders’ equity was 15.93% and 15.90% for the three and six months ended June 30, 2008.

For the three and six months ended June 30, 2007, Farmers & Merchants Bancorp reported net income of $5,666,000 and $11,135,000, earnings per share of $6.98 and $13.72 and return on average assets of 1.57% and 1.56%, respectively.  Return on average shareholders’ equity was 16.24% and 16.27% for the three and six months ended June 30, 2007.

The Company’s improved earnings performance during the first six months of 2008 as compared to the same period last year was primarily due to: (1) an increase in average earning assets (see “Net Interest Income/Net Interest Margin”); (2) an increase in non-interest income (see “Non-Interest Income”); partially offset by; (3) an increase in the loan loss provision (see “Provision and Allowance for Loan Losses”).

The following is a summary of the financial results for the six-month period ended June 30, 2008 compared to June 30, 2007.

•	Net income increased 5.3% to $11.7 million from $11.1 million.

•	Earnings per share increased 7.2% to $14.71 from $13.72.

•	Total assets increased 8.5% to $1.6 billion.

•	Total loans increased 3.3% to $1.1 billion.

•	Total deposits increased 9.4% to $1.4 billion.

•	Net interest income increased 5.8% to $33.2 million from $31.4 million.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and six month periods ended June 30, 2008 and 2007.

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

2nd Quarter 2008 vs. 2nd Quarter 2007
Net interest income for the second quarter of 2008 increased 4.9% or $779,000 to $16.6 million.  On a fully taxable equivalent basis, net interest income increased 4.6% and totaled $17.0 million for the second quarter of 2008.  As more fully discussed below, the increase in net interest income was primarily due to an increase in earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended June 30, 2008, the Company’s net interest margin was 4.77% compared to 4.89% for the quarter ended June 30, 2007. Recent trends in pricing of both loans and deposits will continue, in management’s opinion, to place pressure on the Company’s net interest margin in future quarters.

Loans, generally the Company’s highest earning assets, increased $36.4 million as of June 30, 2008 compared to June 30, 2007. See “Financial Condition – Loans” for further discussion on this increase. On an average balance basis, loans increased by $38.4 million for the quarter ended June 30, 2008. Despite a 325 basis point decrease in the prime rate occurring between September 19, 2007 and May 1, 2008, the yield on the loan portfolio only decreased 105 basis points or 15.5% to a yield of 6.76% for the quarter ended June 30, 2008 compared to a yield of 7.81% for the quarter ended June 30, 2007. Some of the resilience in loan yields is due to pricing floors that the Bank has placed in some of its customer loan agreements. However, these floors typically expire annually and are renegotiated based upon current market conditions. The growth in loan balances during the second quarter partially offset this decrease in yield resulting in interest revenue from loans decreasing only 10.4% to $19.0 million for the quarter ended June 30, 2008. The Company continues to experience aggressive competitor pricing for loans, which it has responded to in order to retain key customers. This negative pressure could continue to impact future loan yields and net interest margin.

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

Average investment securities were $296.6 million for the second quarter of 2008 an increase of $60.5 million compared to $236.1 million for the second quarter of 2007.  See “Financial Condition – Investment Securities” for further discussion on this increase. Interest income on securities increased $940,000 to $4.0 million for the quarter ended June 30, 2008 compared to $3.1 million for the quarter ended June 30, 2007. The average yield, on a taxable equivalent basis (TE), in the investment portfolio was 5.42% for the second quarter of 2008 compared to 5.22% for the second quarter of 2007. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a taxable equivalent basis (TE), which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $103.7 million or 10.3% during the second quarter of 2008 as compared to the second quarter of 2007. Of that increase, average borrowed funds (primarily FHLB Advances) decreased $16.6 million; interest-bearing deposits increased $74.5 million, subordinated debt remained unchanged and securities sold under agreement to repurchase, a new type of borrowing initially used during the first quarter of 2008 to assist in managing the Company’s interest rate risk, increased $45.8 million.

The increase in average interest-bearing deposits was primarily in time deposits, which grew $46.9 million, as savings and interest bearing DDA increased by $27.6 million. Total interest expense on deposit accounts for the second quarter of 2008 was $5.5 million as compared to $7.6 million for the second quarter of 2007. The average rate paid on interest-bearing deposits was 2.09% in the second quarter of 2008 and 3.11% in the second quarter of 2007. See “Financial Condition – Deposits” for further discussion.

Six Months Ending June 30, 2008 vs. Six Months Ending June 30, 2007
During the first six months of 2008, net interest income increased 5.8% to $33.2 million, compared to $31.4 million at June 30, 2007.  On a fully taxable equivalent basis, net interest income increased 5.5% and totaled $33.9 million at June 30, 2008, compared to $32.2 million at June 30, 2007. The increase in net interest income was primarily due to an increase in earning assets.

For the six months ended June 30, 2008, the Company’s net interest margin was 4.85% compared to 4.92% for the same period in 2007.

Loans, on an average balance basis, increased by $52.3 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The yield on the loan portfolio decreased 73 basis points to 7.08% for the six months ended June 30, 2008 compared to 7.81% for the six months ended June 30, 2007.  This decrease in yield, partially offset by an increase in average balances, resulted in interest revenue from loans decreasing 4.3% or $1.8 million for the first six months of 2008.

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Three Months Ended June 30,			Three Months Ended June 30,
		2008			2007
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$7,360	$38	2.07%	$8,574	$113	5.29%
Investment Securities Available-for-Sale
Municipals - Non-Taxable	8,451	160	7.57%	11,726	204	6.97%
Mortgage Backed Securities	180,190	2,425	5.38%	107,773	1,397	5.18%
Other	3,335	79	9.48%	6,562	55	3.35%
Total Investment Securities Available-for-Sale	191,976	2,664	5.55%	126,061	1,656	5.26%

Investment Securities Held-to-Maturity
U.S. Agencies	30,399	317	4.17%	30,502	319	4.18%
Municipals - Non-Taxable	66,096	967	5.85%	69,458	1,015	5.84%
Mortgage Backed Securities	6,123	59	3.85%	7,961	75	3.77%
Other	1,992	13	2.61%	2,110	15	2.84%
Total Investment Securities Held-to-Maturity	104,610	1,356	5.18%	110,031	1,424	5.17%

Loans
Real Estate	664,933	11,004	6.64%	626,265	11,499	7.36%
Home Equity	66,719	1,070	6.43%	65,990	1,304	7.93%
Agricultural	177,357	3,178	7.19%	199,861	4,219	8.47%
Commercial	198,748	3,332	6.72%	175,944	3,708	8.45%
Consumer	12,669	272	8.61%	13,755	313	9.13%
Credit Card	5,192	127	9.81%	5,348	131	9.82%
Municipal	1,168	3	1.03%	1,168	4	1.37%
Total Loans	1,126,786	18,986	6.76%	1,088,331	21,178	7.81%
Total Earning Assets	1,430,732	$23,044	6.46%	1,332,997	$24,371	7.33%

Unrealized Gain/(Loss) on Securities Available-for-Sale	3,018			(1,038)
Allowance for Loan Losses	(19,217)			(18,064)
Cash and Due From Banks	36,703			37,308
All Other Assets	101,527			91,230
Total Assets	$1,552,763			$1,442,433

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$129,699	$31	0.10%	$129,851	$24	0.07%
Savings	318,553	761	0.96%	290,779	1,108	1.53%
Time Deposits	598,741	4,658	3.12%	551,841	6,419	4.67%
Total Interest Bearing Deposits	1,046,993	5,450	2.09%	972,471	7,551	3.11%
Securities Sold Under Agreement to Repurchase	45,778	378	3.31%	-	-	0.00%
Other Borrowed Funds	9,158	58	2.54%	25,715	339	5.29%
Subordinated Debentures	10,310	147	5.72%	10,310	214	8.33%
Total Interest Bearing Liabilities	1,112,239	$6,033	2.18%	1,008,496	$8,104	3.22%
Interest Rate Spread			4.28%			4.11%
Demand Deposits (Non-Interest Bearing)	263,102			272,504
All Other Liabilities	27,696			21,862
Total Liabilities	1,403,037			1,302,862

Shareholders' Equity	149,726			139,571
Total Liabilities & Shareholders' Equity	$1,552,763			$1,442,433
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.48%			0.78%
Net Interest Income and Margin on Total Earning Assets		17,011	4.77%		16,267	4.89%
Tax Equivalent Adjustment		(366)			(401)
Net Interest Income		$16,645	4.67%		$15,866	4.77%
Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount in the amount of $490,000 and $625,000 for the quarters ended June 30, 2008 and 2007, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Six Months Ended June 30,			Six Months Ended June 30,
		2008			2007
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$4,060	$44	2.17%	$14,695	$388	5.32%
Investment Securities Available-for-Sale
Municipals - Non-Taxable	8,956	336	7.50%	11,462	402	7.02%
Mortgage Backed Securities	163,405	4,377	5.36%	108,347	2,790	5.15%
Other	3,546	152	8.57%	7,522	156	4.15%
Total Investment Securities Available-for-Sale	175,907	4,865	5.53%	127,331	3,348	5.26%

Investment Securities Held-to-Maturity
U.S. Agencies	30,412	635	4.18%	30,516	636	4.17%
Municipals - Non-Taxable	66,096	1,937	5.86%	69,696	2,029	5.82%
Mortgage Backed Securities	6,334	122	3.85%	8,211	156	3.80%
Other	2,002	26	2.60%	2,111	31	2.94%
Total Investment Securities Held-to-Maturity	104,844	2,720	5.19%	110,534	2,852	5.16%

Loans
Real Estate	658,119	22,859	6.97%	621,418	22,671	7.36%
Home Equity	64,929	2,223	6.87%	66,068	2,609	7.96%
Agricultural	180,728	6,756	7.50%	190,852	8,036	8.49%
Commercial	196,851	6,901	7.03%	168,822	7,120	8.50%
Consumer	12,657	533	8.45%	13,780	607	8.88%
Credit Card	5,273	264	10.04%	5,416	270	10.05%
Municipal	1,102	7	1.27%	1,042	8	1.55%
Total Loans	1,119,659	39,543	7.08%	1,067,398	41,321	7.81%
Total Earning Assets	1,404,470	$47,172	6.74%	1,319,958	$47,909	7.32%

Unrealized Gain/(Loss) on Securities Available-for-Sale	2,646			(1,131)
Allowance for Loan Losses	(18,931)			(18,069)
Cash and Due From Banks	37,122			38,464
All Other Assets	98,186			90,199
Total Assets	$1,523,493			$1,429,421

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$129,962	$57	0.09%	$130,262	$46	0.07%
Savings	316,052	1,837	1.17%	289,654	2,043	1.42%
Time Deposits	584,226	10,298	3.54%	541,526	12,443	4.63%
Total Interest Bearing Deposits	1,030,240	12,192	2.37%	961,442	14,532	3.05%
Securities Sold Under Agreement to Repurchase	27,033	446	3.31%	-	-	0.00%
Other Borrowed Funds	15,328	221	2.89%	28,342	738	5.25%
Subordinated Debentures	10,310	342	6.65%	10,310	428	8.37%
Total Interest Bearing Liabilities	1,082,911	$13,201	2.44%	1,000,094	$15,698	3.17%
Interest Rate Spread			4.29%			4.15%
Demand Deposits (Non-Interest Bearing)	268,082			271,362
All Other Liabilities	25,047			21,061
Total Liabilities	1,376,040			1,292,517

Shareholders' Equity	147,453			136,904
Total Liabilities & Shareholders' Equity	$1,523,493			$1,429,421
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.56%			0.77%
Net Interest Income and Margin on Total Earning Assets		33,971	4.85%		32,211	4.92%
Tax Equivalent Adjustment		(737)			(800)
Net Interest Income		$33,234	4.75%		$31,411	4.80%
Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount in the amount of $1.3 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)	Three Months Ended			Six Months Ended
	June 30, 2008 compared to June 30, 2007			June 30, 2008 compared to June 30, 2007
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Federal Funds Sold	$(5)	$(70)	$(75)	$(189)	$(155)	$(344)
Investment Securities Available for Sale
Municipals - Non-Taxable	(60)	16	(44)	(93)	27	(66)
Mortgage Backed Securities	974	54	1,028	1,471	116	1,587
Other	(37)	61	24	(111)	107	(4)
Total Investment Securities Available for Sale	877	131	1,008	1,267	250	1,517

Investment Securities Held to Maturity
U.S. Agencies	(1)	(1)	(2)	(2)	1	(1)
Municipals - Non-Taxable	(49)	1	(48)	(106)	14	(92)
Mortgage Backed Securities	(17)	1	(16)	(36)	2	(34)
Other	(1)	(1)	(2)	(2)	(3)	(5)
Total Investment Securities Held to Maturity	(68)	0	(68)	(146)	14	(132)

Loans:
Real Estate	686	(1,181)	(495)	1,378	(1,190)	188
Home Equity	15	(249)	(234)	(43)	(343)	(386)
Agricultural	(444)	(597)	(1,041)	(399)	(881)	(1,280)
Commercial	447	(823)	(376)	1,111	(1,330)	(219)
Consumer	(24)	(17)	(41)	(46)	(28)	(74)
Credit Card	(4)	-	(4)	(7)	1	(6)
Other	-	(1)	(1)	-	(1)	(1)
Total Loans	676	(2,868)	(2,192)	1,994	(3,772)	(1,778)
Total Earning Assets	1,480	(2,807)	(1,327)	2,926	(3,663)	(737)

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	-	7	7	-	11	11
Savings	97	(444)	(347)	181	(387)	(206)
Time Deposits	517	(2,278)	(1,761)	949	(3,094)	(2,145)
Total Interest Bearing Deposits	614	(2,715)	(2,101)	1,130	(3,470)	(2,340)
Securities Sold Under Agreement to Repurchase	378	-	378	446	-	446
Other Borrowed Funds	(171)	(110)	(281)	(262)	(255)	(517)
Subordinated Debentures	-	(67)	(67)	-	(86)	(86)
Total Interest Bearing Liabilities	821	(2,892)	(2,071)	1,314	(3,811)	(2,497)
Total Change	$659	$85	$744	$1,612	$148	$1,760
Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change". The above figures have been rounded to the nearest whole number.

Average investment securities were $280.7 million for the six months ended June 30, 2008 compared to $237.8 million for the same period in 2007.  The average yield (TE) for the six months ended June 30, 2008 was 5.40% compared to 5.21% for the six months ended June 30, 2007, primarily due to an increase in the mix of higher yielding mortgage backed securities.  The increase in the yield on investment securities, in addition to the increase in volume, resulted in an increase in interest income of $1.4 million or 22.3%, for the six months ended June 30, 2008.

Average interest-bearing sources of funds increased $82.8 million or 8.3% during the six months ended June 30, 2008. Of that increase, average borrowed funds (primarily FHLB Advances) decreased $13.0 million; interest-bearing deposits increased $68.8 million, subordinated debt remained unchanged and securities sold under agreement to repurchase, a new type of borrowing added during the first quarter of 2008 to manage the Company’s interest rate risk, increased $27.0 million.

The increase in average interest-bearing deposits was primarily in time deposits, which grew $42.7 million, as lower cost savings and interest bearing DDA increased by $26.1 million. Total interest expense on deposit accounts for the first six months of 2008 was $12.2 million as compared to $14.5 million for the first six months of 2007. The average rate paid on interest-bearing deposits was 2.37% in the first six months of 2008 and 3.05% in the first six months of 2007.

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

The provision for loan losses during the first half of 2008 was $4.6 million, and $250,000 for the first half of 2007.  Changes in the provision between the first half of 2008 and 2007 were the result of management’s evaluation of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses and the prevailing economic climate and its effect on borrowers’ ability to repay loans in accordance with the terms of the notes.  During the second quarter of 2008, resolution of a problem loan to one of the Bank’s customers resulted in $3.9 million of principal being charged against the allowance for loan losses.  See “Note 1. Significant Accounting Policies – Allowance for Loan Losses” in the Company’s 2007 Annual Report on Form 10-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” and “Part II Item 1a. Risk Factors” of this report.

The allowance for loan losses was $18.7 million or 1.66% of total loan balances at June 30, 2008 and $17.9 million or 1.65% of total loan balances at June 30, 2007. As of December 31, 2007, the allowance for loan losses was $18.5 million, which represented 1.62% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of June 30, 2008 was adequate. See the table below for allowance for loan loss activity for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Balance at Beginning of Period	$19,032	$18,060	$18,483	$18,099
Provision Charged to Expense	4,035	250	4,605	250
Recoveries of Loans Previously Charged Off	142	53	234	147
Loans Charged Off	(4,527)	(433)	(4,640)	(566)
Balance at End of Period	$18,682	$17,930	$18,682	$17,930

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) credit card merchant fees; (4) ATM fees; (5) investment gains and losses on non-qualified deferred compensation plans; (6) increases in the cash surrender value of bank owned life insurance; (7) gains and losses on the sale of loans and/or other business assets; and (8) fees from other miscellaneous business services.

2nd Quarter 2008 vs. 2nd Quarter 2007
Overall, non-interest income increased $3.7 million for the three months ended June 30, 2008 compared to the same period of 2007. This increase was due to two main events as outlined below.

Gain (Loss) on investment securities was a gain of $674,000 for the second quarter of 2008 compared to a loss of $315,000 for the second quarter of 2007. In April of 2008 the Company sold $38.9 million of available-for-sale mortgage-backed securities resulting in a gain. During the first quarter of 2007 the Company took a $768,000 impairment loss on one of its investment securities whose drop in market value was determined to be “other than temporary”. An additional impairment loss of $315,000 was recorded during the second quarter of 2007 to adjust the same security to its June 30, 2007 market value. During the first quarter of 2008 the Company disposed of its remaining interest in this investment (see “Investment Securities”) recording a loss of $215,000.

Other non-interest income increased $2.8 million for the three months ended June 30, 2008 compared to the same period of 2007. During the second quarter of 2008 the Company determined that providing credit card and merchant processing services through third party strategic partners would result in a stronger, more competitive, set of products with the potential for increased growth in future earnings. The sale of the credit card portfolio resulted in a gain of $1.0 million and the merchant portfolio $1.9 million.

Six Months Ending June 30, 2008 vs. Six Months Ending June 30, 2007
Non-interest income increased $2.9 million for the six-months ended June 30, 2008 compared to the same period of 2007 (see discussion above).

Gain (Loss) on investment securities was a gain of $535,000 for the first six months of 2008 compared to a loss of $1.1 million for the first six months of 2007 (see discussion above).

Other non-interest income increased $1.2 million. As previously discussed, this was due to the sale of the Company’s credit card portfolio and merchant portfolio.

Non-Interest Expense
Non-interest expense for the Company includes expenses for salaries and employee benefits, occupancy, equipment, supplies, legal fees, professional services, data processing, marketing, deposit insurance, merchant bankcard operations, and other miscellaneous expenses.

2nd Quarter 2008 vs. 2nd Quarter 2007
Non-interest expense remained relatively unchanged with a decrease of only $65,000 or 0.6% from the second quarter of 2007 primarily as a result of: (1) decreases in salary and employee benefits; and (2) increases in marketing expenses related to newspaper advertisements for IRA’s, CD’s, Bank image and automobile loans.

Six Months Ending June 30, 2008 vs. Six Months Ending June 30, 2007
Non-interest expense for the six months ended June 30, 2008 decreased $1.3 million or 6.0% from the same period in 2007. The primary factors affecting non-interest expense were: (1) reduced contributions to bonus and retirement plans primarily as a result of a reduction in the number of certain key individuals eligible to participate in the plans; (2) reductions in non-qualified deferred compensation plan balances; (3) decreased equipment expenses; and (4) decreased legal and consulting fees.

Income Taxes
The provision for income taxes increased 15.3% to $3.6 million for the second quarter of 2008.  The Company’s effective tax rate increased for the second quarter of 2008 and was 37.8% compared to 35.7% for the same period in 2007.

The provision for income taxes increased 5.3% to $7.1 million for the first six months of 2008.  The Company’s effective tax rate increased for the first six months of 2008 and was 37.7% compared to 34.8% for the same period in 2007.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet for the six-month period ending June 30, 2008 as compared to the year ended December 31, 2007 and to the six-month period ending June 30, 2007. As previously discussed (see “Overview”) the Company’s financial condition is influenced by the seasonal banking needs of its agricultural customers.

Investment Securities
The investment portfolio provides the Company with an income alternative to loans. The Company’s investment portfolio at June 30, 2008 was $310.6 million compared to $247.6 million at the end of 2007, an increase of $62.9 million or 25.4%. At June 30, 2007, the investment portfolio totaled $248.8 million. The Company grew the available-for-sale portion of its investment portfolio during the first half of 2008 as part of a leveraging strategy implemented to manage the Company’s interest rate risk. This increase in the investment portfolio was funded primarily through Repurchase Agreements.

The Company's total investment portfolio currently represents 19.3% of the Company’s total assets as compared to 16.3% at December 31, 2007 and 16.8% at June 30, 2007. Not included in the investment portfolio are overnight investments in Federal Funds Sold. Average Federal Funds Sold for the six-months ended June 30, 2008 was $4.1 million compared to $10.4 million for the twelve-months ended December 31, 2007 and $14.7 million for the six-months ended June 30, 2007.

The Company classifies its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of June 30, 2008, December 31, 2007 and June 30, 2007 there were no securities in the trading portfolio. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes. See “Note 2. Fair Value Measurements” for further discussion.

The debt securities in the Company’s investment portfolio are comprised primarily of Mortgage-backed securities, U.S. Government Agencies and high grade municipals. All of the Mortgage-backed securities are issued by federal government-sponsored entities.

Loans
The Company's loan portfolio at June 30, 2008 decreased $19.1 million or 1.7% from December 31, 2007, primarily as a result of: (1) seasonal paydowns of loans made to the Company’s dairy customers in the fourth quarter of 2007; and (2) the resolution of a problem loan to one of the Bank’s customers. Compared to June 30, 2007, loans have increased $36.4 million or 3.4%. Most of the current year’s growth occurred in Commercial Real Estate and in Real Estate Secured by Farmland loans, market segments where the Company believes that current market rates and/or credit risks are more reasonable than in the areas of Consumer, Home Equity and Real Estate Construction loans.

Beginning in late 2006 and continuing into 2007 the Company purposely reduced its exposure to Residential Real Estate Construction Loans (which averaged $105 million during the first quarter of 2006) as the residential housing market softened. Additionally, the Company’s Residential 1st Mortgage portfolio is comprised primarily of 15 and 20 year mortgages to local customers. The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio.

On an average balance basis, loans have increased $52.3 million or 4.9% since June 30, 2007. The table following sets forth the distribution of the loan portfolio by type and percent as of the periods indicated.

Loan Portfolio As Of:
(in thousands)	June 30, 2008	Dec. 31, 2007	June 30, 2007
Commercial Real Estate	$255,457	$245,925	$246,921
Real Estate Secured by Farmland	219,614	207,890	187,271
Real Estate Construction	72,310	80,651	73,634
Residential 1st Mortgages	108,650	109,764	107,459
Home Equity Lines and Loans	64,499	65,953	66,641
Agricultural	184,073	215,798	207,357
Commercial	205,900	197,108	178,525
Consumer	13,460	20,061	20,138
Gross Loans	1,123,963	1,143,150	1,087,946
Less:
Unearned Income	2,098	2,181	2,507
Allowance for Loan Losses	18,682	18,483	17,930
Net Loans	$1,103,183	$1,122,486	$1,067,509

Non-Performing Assets
Loans on which the accrual of interest has been discontinued are designated as non-performing loans. Accrual of interest on loans is generally discontinued either when: (1) a loan becomes contractually past due by 90 days or more with respect to interest or principal; or (2) the loan is considered by management to be impaired because it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When loans are 90 days past due, but in Management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. The Company reported $3.8 million of Non-Performing Loans at June 30, 2008, $69,000 at December 31, 2007, and $501,000 at June 30, 2007. These balances are reported net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, in the amounts of $731,000, $134,000 and $138,000, respectively. Non-Performing Loans as a percentage of Total Loans were 0.33% at June 30, 2008, 0.01% at December 31, 2007, and 0.05% at June 30, 2007. The Allowance for Loan Losses as a percentage of Non-Performing Loans was 495.0% at June 30, 2008, 26,786.9% at December 31, 2007, and 3,578.8% at June 30, 2007.

Interest income on non-accrual loans, which would have been recognized during the period, if all such loans had been current in accordance with their original terms, totaled $200,000 at June 30, 2008, $31,000 at December 31, 2007, and $57,000 at June 30, 2007.

Repossessed collateral that is real property is classified as other real estate owned ("OREO") or, if the collateral is personal property, the collateral is classified as other assets on the Company's financial statements. The Company reported $6.9 million of OREO at June 30, 2008, $251,000 at December 31, 2007, and none at June 30, 2007. During the second quarter of 2008 the increase in OREO was a result of the Company resolving a problem loan to one of the Bank’s customers.

Except for non-performing loans discussed above, the Company’s management is not aware of any loans as of June 30, 2008 for which known credit problems of the borrower would cause serious doubts as to the ability of these borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Company’s management cannot, however, predict the extent to which the following or other factors may affect a borrower’s ability to pay: (1) deterioration in general economic conditions, real estate values or agricultural commodity prices; (2) changes in market interest rates; or (3) changes in the overall financial condition or business of a borrower. Real estate values in the Company’s markets have been declining significantly and this situation remains volatile. See “Part II, Item 1a. Risk Factors”.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at June 30, 2008 increased $51.9 million or 3.9% from December 31, 2007, and have increased $116.5 million or 9.4% compared to June 30, 2007. Core deposits (exclusive of Public Time Deposits) increased $40.0 million or 3.4% from December 31, 2007 and $94.3 million or 8.5% since June 30, 2007.  Public Time Deposits have increased $11.9 million since December 31, 2007, and $22.2 million since June 30, 2007 primarily because of the Company’s decision to increase its use of public time deposits for short-term funding needs instead of using FHLB Advances (see “Federal Home Loan Bank Advances”).

Demand and Interest-Bearing transaction accounts decreased $44.4 million or 9.9% since December 31, 2007 and 1.2% since June 30, 2007 while savings and time deposit accounts have increased $96.3 million or 11.1% since December 31, 2007 and $121.4 million or 14.5% since June 30, 2007.  Demand and Interest bearing transaction accounts have declined as customers have transferred funds to higher yielding savings and time deposit accounts with the Bank.

Securities Sold Under Agreement to Repurchase
On March 13, 2008, the Company entered into a $40 million medium term repurchase agreement with Citigroup as part of a leveraging strategy (see “Investment Securities”).  The repurchase agreement pricing rate is 3.20% with an embedded 3 year cap tied to 3 month Libor with a strike price of 3.3675%.  The repurchase agreement matures March 13, 2013, putable only on March 13, 2011, and is secured by investments in Agency pass through securities.

On May 30, 2008, the Company entered into a $20 million medium term repurchase agreement with Citigroup as part of a leveraging strategy (see “Investment Securities”).  The repurchase agreement pricing rate is 4.19% with an embedded 3 year cap tied to 3 month Libor with a strike price of 3.17%.  The repurchase agreement matures June 5, 2013, putable only on June 5, 2011, and is secured by investments in Agency pass through securities.

Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets (see “Item 3. Quantitative and Qualitative Disclosures about Market Risk and Liquidity Risk”).  These advances are also used to manage the Company’s interest rate risk exposure, and as opportunities exist, to borrow and invest the proceeds at a positive spread through the investment portfolio.  FHLB Advances as of June 30, 2008 were $729,000 compared to $28.9 million at December 31, 2007 and $63.9 million at June 30, 2007. The decrease of $28.2 million since December 31, 2007 and $63.1 million since June 30, 2007, is a result of the Company’s increased use of public time deposits and repurchase agreements as opposed to FHLB advances.

Long-term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”).  These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%.  Interest rates reset quarterly and were 5.66% as of June 30, 2008, 7.84% at December 31, 2007 and 8.21% at June 30, 2007.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements.  The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection.  Shareholders’ Equity totaled $146.9 million at June 30, 2008, $143.4 million at December 31, 2007, and $138.1 million at June 30, 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of June 30, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Total Capital to Risk Weighted Assets	$174,771,353	12.67%	$110,317,417	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	$157,514,670	11.42%	$55,158,708	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	$157,514,670	10.20%	$61,746,644	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Total Capital to Risk Weighted Assets	$169,655,873	12.35%	$109,913,859	8.0%	$137,392,324	10.0%
Tier 1 Capital to Risk Weighted Assets	$152,461,468	11.10%	$54,956,929	4.0%	$82,435,394	6.0%
Tier 1 Capital to Average Assets	$152,461,468	9.92%	$61,493,570	4.0%	$76,866,963	5.0%

As previously discussed (see Long-term Subordinated Debentures), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of trust preferred securities.  On March 1, 2005, the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of trust preferred securities (“TPS”) by bank holding companies (“BHCs”).  Under the final rule BHCs may include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill.  The quantitative limitation concerning goodwill will not be effective until June 30, 2009. Since the Company has no goodwill on its balance sheet, this rule will have no impact. Any portion of trust-preferred securities not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations.  The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company’s trust preferred securities currently qualify as Tier 1 capital.

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

During the second quarter of 2008, the Company repurchased 2,654 shares at an average share price of $460 per share. During the second quarter of 2007, the Company repurchased 1,000 shares at an average share price of $510. Since the second share repurchase program was expanded in 2006, the Company has repurchased over 26,000 shares for total consideration of $12.5 million. (See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds).

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of June 30, 2008, the Company had entered into commitments with certain customers amounting to $365.6 million compared to $440.3 million at December 31, 2007 and $382.9 million at June 30, 2007.  Letters of credit at June 30, 2008, December 31, 2007 and June 30, 2007, were $7.5 million, $8.4 million and $11.0 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

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

The second phase is conducted by segmenting the loan portfolio by risk rating and into groups of loans with similar characteristics in accordance with SFAS No. 5, “Accounting for Contingencies.”  In this second phase, groups of loans with similar characteristics are reviewed and applied the appropriate allowance factor based on the five-year average charge-off rate for each particular group of loans.

The second major element of the analysis, which considers qualitative internal and external factors that may affect a loan’s collectibility, is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the historical and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

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

Management believes that the allowance for loan losses at June 30, 2008 was adequate to provide for both recognized probable losses and estimated inherent losses in the portfolio.  No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet.  This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates.  A shift in rates over a 12-month period is assumed.  Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations.  At June 30, 2008, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 0.88% if rates increase by 200 basis points and an increase in net interest income of 0.45% if rates decline 100 basis points. Comparatively, at December 31, 2007, the Company’s estimated net interest income sensitivity was a decrease in net interest income of 0.40% if rates increase by 200 basis points and an increase in net interest income of 0.90% if rates decrease 200 basis points. All results are within the Company’s policy limits.

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

In general, liquidity risk is managed by controlling the level of borrowings and the use of funds provided by the cash flow from the investment portfolio. At June 30, 2008, the Company maintained Federal Funds borrowing lines of $99 million with major banks subject to the customary terms and conditions for such arrangements and $150 million in repurchase lines with major brokers.  In addition, the Company has additional borrowing capacity of $206.8 million from the Federal Home Loan Bank.

At June 30, 2008, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $81.4 million, which represents 5.1% of total assets.

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

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the second quarter of 2008.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2007 Annual Report to Shareholders on Form 10-K. In management’s opinion, although there have been no material changes in risk factors since the filing of the 2007 Form 10-K, the overall decline in real estate values in California, and more specifically the Central Valley, has continued during the first half of 2008, and shows no signs of abating in the near future.  While the Company has not been as adversely impacted by this trend as some other banks, continuing real estate price declines will have a negative impact on overall economic conditions in the Company’s markets and may result in: (1) increased non-performing loans, credit losses, and OREO (see “Financial Condition – Non-Performing Assets”); and/or (2) reduced opportunities for profitable growth.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the second quarter of 2008.

Second Quarter 2008	Number of Shares	Average Price per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
04/01/2008 - 04/30/2008	-	-	-	$3,754,294
05/01/2008 - 05/31/2008	2,503	460.00	2,503	2,602,914
06/01/2008 - 06/30/2008	151	460.00	151	2,533,454
Total	2,654	$460.00	2,654	$2,533,454

The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange However, trades may be reported on the OTC Bulletin Board under the symbol “FMCB.OB.” Additionally, management is aware that there are private transactions in the Company’s common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Farmers & Merchants Bancorp was held on May 19, 2008. There were 560,233 shares represented in person and by proxy. At this meeting, the Company’s shareholders considered and voted on the following matters:

1.  ELECTION OF DIRECTORS

Directors	For	%	Withheld	%

S. ADAMS	553,718	98.8%	6,515	1.2%

R. BURLINGTON	553,711	98.8%	6,522	1.2%

E. CORUM, JR	553,740	98.8%	6,493	1.2%

O. METTLER	548,127	97.8%	12,106	2.2%

J. PODESTA	553,711	98.8%	6,522	1.2%

K. SANGUINETTI	553,711	98.8%	6,522	1.2%

K. STEINWERT	548,002	97.8%	12,231	2.2%

C. SUESS	553,671	98.8%	6,562	1.2%

C. WISHEK, JR.	553,711	98.8%	6,522	1.2%

ITEM 5. Other Information

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement (see Exhibit No. 4.1 to this Form 10-Q) dated August 5, 2008 with Registrar and Transfer Company, as Rights Agent, and the Company declared a dividend of a right to acquire one preferred share purchase right (a “Right”) for each outstanding share of the Company’s Common Stock, $0.01 par value per share, to stockholders of record at the close of business on August 15, 2008. Generally, the Rights only are triggered and become exercisable if a person or group (the “Acquiring Person”) acquires beneficial ownership of 10 percent or more of the Company’s common stock or announces a tender offer for 10 percent or more of the Company’s common stock.

The Rights Plan is similar to plans adopted by many other publicly-traded companies. The effect of the Rights Plan is to discourage any potential acquirer from triggering the Rights without first convincing Farmers & Merchants Bancorp’s Board of Directors that the proposed acquisition is fair to, and in the best interest of, all of the shareholders of the Company. The provisions of the Plan will substantially dilute the equity and voting interest of any potential acquirer unless the Board of Directors approves of the proposed acquisition. Each Right, if and when exercisable, will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value, at a purchase price of $1,200 for each one one-hundredth of a share, subject to adjustment. Each holder of a Right (except for the Acquiring Person, whose Rights will be null and void upon such event) shall thereafter have the right to receive, upon exercise, that number of Common Shares of the Company having a market value of two times the exercise price of the Right. At any time before a person becomes an Acquiring Person, the Rights can be redeemed, in whole, but not in part, by Farmers and Merchants Bancorp’s Board of Directors at a price of $0.001 per Right. The Rights Plan will expire on August 5, 2018.

ITEM 6. Exhibits

See Exhibit Index on Page 31.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: August 7, 2008	/s/ Kent A. Steinwert
Kent A. Steinwert
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2008	/s/ Stephen W. Haley
Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description

3.3
Certificate of Designation for the Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement between Farmers & Merchants Bancorp and Registrar and Transfer Company, dated as of August 5, 2008, filed as Exhibit 4.1 below).

4.1	Rights Agreement between Farmers & Merchants Bancorp and Registrar and Transfer Company, dated as of August 5, 2008, including Form of Right Certificate attached thereto as Exhibit B.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.