Form 10-Q
period 2008-09-30
FARMERS & MERCHANTS BANCORP
filed 2008-11-07
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐  (Do not check if a smaller reporting company)    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Number of shares of common stock of the registrant:  Par value $0.01, authorized 20,000,000 shares; issued and outstanding 789,447 as of October 31, 2008.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets (Unaudited)
(in thousands) Assets	Sept. 30, 2008	December 31, 2007	Sept. 30, 2007
Cash and Cash Equivalents:
Cash and Due From Banks	$51,900	$50,240	$43,406
Federal Funds Sold	28,300	1,150	700
Total Cash and Cash Equivalents	80,200	51,390	44,106

Investment Securities:
Available-for-Sale	211,222	142,043	135,377
Held-to-Maturity	105,413	105,594	108,617
Total Investment Securities	316,635	247,637	243,994

Loans	1,161,506	1,140,969	1,122,515
Less: Allowance for Loan Losses	18,486	18,483	17,842
Loans, Net	1,143,020	1,122,486	1,104,673
Premises and Equipment, Net	22,039	20,188	19,566
Bank Owned Life Insurance	41,537	40,180	39,737
Interest Receivable and Other Assets	49,811	37,291	38,406
Total Assets	$1,653,242	$1,519,172	$1,490,482

Liabilities
Deposits:
Demand	$281,873	$307,299	$295,066
Interest Bearing Transaction	135,529	138,665	130,415
Savings	356,206	301,678	281,310
Time	627,095	563,148	579,243
Total Deposits	1,400,703	1,310,790	1,286,034

Securities Sold Under Agreement to Repurchase	60,000	-	-
Federal Home Loan Bank Advances	716	28,954	25,966
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	28,394	25,700	25,108
Total Liabilities	1,500,123	1,375,754	1,347,418

Shareholders' Equity
Preferred Stock	-	-	-
Common Stock	8	8	8
Additional Paid-In Capital	80,508	84,437	86,993
Retained Earnings	71,921	57,990	56,605
Accumulated Other Comprehensive Gain (Loss)	682	983	(542)
Total Shareholders' Equity	153,119	143,418	143,064
Total Liabilities & Shareholders' Equity	$1,653,242	$1,519,172	$1,490,482
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)
(in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Income
Interest and Fees on Loans	$19,294	$21,633	$58,837	$62,954
Interest on Federal Funds Sold and Securities Purchased Under Agreements to Resell	137	53	181	441
Interest on Investment Securities:
Taxable	3,122	2,070	8,434	5,839
Tax-Exempt	757	811	2,293	2,442
Total Interest Income	23,310	24,567	69,745	71,676
Interest Expense
Deposits	5,349	7,703	17,541	22,235
Borrowed Funds	552	622	1,219	1,360
Subordinated Debentures	149	217	491	645
Total Interest Expense	6,050	8,542	19,251	24,240

Net Interest Income	17,260	16,025	50,494	47,436
Provision for Loan Losses	765	-	5,370	250
Net Interest Income After Provision for Loan Losses	16,495	16,025	45,124	47,186

Non-Interest Income
Service Charges on Deposit Accounts	1,866	1,890	5,381	5,424
Net Gain (Loss) on Investment Securities	1	(652)	536	(1,735)
Credit Card Merchant Fees	20	575	1,109	1,642
Increase in Cash Surrender Value of Life Insurance	464	442	1,356	1,293
ATM Fees	321	348	1,072	1,012
Other	(209)	933	3,836	3,783
Total Non-Interest Income	2,463	3,536	13,290	11,419

Non-Interest Expense
Salaries & Employee Benefits	5,292	6,427	18,895	21,074
Occupancy	665	655	2,009	1,956
Equipment	862	839	1,985	2,144
Credit Card Merchant Expense	-	436	828	1,233
Marketing	131	92	388	316
Other	2,345	1,766	5,830	5,452
Total Non-Interest Expense	9,295	10,215	29,935	32,175

Income Before Income Taxes	9,663	9,346	28,479	26,430
Provision for Income Taxes	3,606	3,471	10,696	9,420
Net Income	$6,057	$5,875	$17,783	$17,010
Earnings Per Share	$7.63	$7.26	$22.34	$20.98
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2008	2007	2008	2007
Net Income	$6,057	$5,875	$17,783	$17,010

Other Comprehensive Loss -

Unrealized Gains on Derivative Instruments:
Reclassification adjustment for realized gains included in net income, net of related income tax effects of $0 and $0 for the quarters ended September 30, 2008 and 2007, respectively, and $0 and $0 for the nine months ended September 30, 2008 and 2007, respectively.	-	(1)	-	-

Unrealized Gains (Losses) on Securities:
Unrealized holding gains (losses) arising during the period, net of income tax provision (benefit) of $894 and $729 for the quarters ended September 30, 2007 and 2006, respectively, and of $7 and $(601) for the nine months ended September 30, 2008 and 2007, respectively.	1,232	1,006	10	(828)

Reclassification adjustment for realized losses included in net income, net of related income tax effects of $0 and $273 for the quarters ended September 30, 2008 and 2007, respectively, and of $(225) and $729 for the nine months ended September 30, 2008 and 2007, respectively.	(1)	379	(311)	1,006
Total Other Comprehensive Gain (Loss)	1,231	1,384	(301)	178

Comprehensive Income	$7,288	$7,259	$17,482	$17,188
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2006	811,933	$8	$89,926	$43,126	$(720)	$132,340
Net Income		-	-	17,010	-	17,010
Cash Dividends Declared on Common Stock		-	-	(3,531)	-	(3,531)
Repurchase of Stock	(6,265)	-	(2,933)	-	-	(2,933)
Change in Net Unrealized Loss on Securities Available for Sale		-	-	-	178	178
Balance, September 30, 2007	805,668	$8	$86,993	$56,605	$(542)	$143,064

Balance, December 31, 2007	800,112	$8	$84,437	$57,990	$983	$143,418
Net Income		-	-	17,783	-	17,783
Cash Dividends Declared on Common Stock		-	-	(3,852)	-	(3,852)
Repurchase of Stock	(8,590)	-	(3,929)	-	-	(3,929)
Change in Net Unrealized Gain on Securities Available for Sale		-	-	-	(301)	(301)
Balance, September 30, 2008	791,522	$8	$80,508	$71,921	$682	$153,119
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)	Nine Months Ended
(in thousands)	Sept 30, 2008	Sept 30, 2007
Operating Activities:
Net Income	$17,783	$17,010
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	5,370	250
Depreciation and Amortization	838	1,506
Net Amortization of Investment Security Discounts & Premium	88	50
Net (Gain) Loss on Investment Securities	(536)	1,735
Net Gain on Sale of Property & Equipment	(8)	-
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(13,659)	(7,220)
Net Increase in Interest Payable and Other Liabilities	2,694	2,585
Net Cash Provided by Operating Activities	12,570	15,916

Investing Activities:
Securities Available-for-Sale:
Purchased	(131,979)	(33,409)
Sold, Matured or Called	62,808	29,237
Securities Held-to-Maturity:
Purchased	(4,500)	(2,164)
Matured or Called	4,602	4,730
Net Loans Originated or Acquired	(26,183)	(76,322)
Principal Collected on Loans Previously Charged Off	279	212
Net Additions to Premises and Equipment	(2,689)	(576)
Proceeds from Sale of Property and Equipment	8	-
Net Cash Used by Investing Activities	(97,654)	(78,292)

Financing Activities:
Net Increase in Demand, Interest-Bearing Transaction, and Savings Accounts	25,966	7,755
Increase in Time Deposits	63,947	79,751
Net Increase in Securities Sold Under Agreement to Repurchase	60,000	-
Net Decrease in Federal Home Loan Bank Advances	(28,238)	(21,566)
Cash Dividends	(3,852)	(3,531)
Stock Repurchases	(3,929)	(2,933)
Net Cash Provided by Financing Activities	113,894	59,476

Increase (Decrease) in Cash and Cash Equivalents	28,810	(2,900)

Cash and Cash Equivalents at Beginning of Year	51,390	47,006
Cash and Cash Equivalents as of Sept. 30, 2008 and Sept. 30, 2007	$80,200	$44,106
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

The accompanying consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank’s wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant inter-company transactions have been eliminated in consolidation. The results of operations for the nine-month period ended September 30, 2008 may not necessarily be indicative of the operating results for the full year 2008.

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

Securities classified as available-for-sale are reported at fair value on a recurring basis utilizing Level 2 inputs. (See Financial Condition – Investment Securities for a description of the accounting for unrealized gains or losses). For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired (see “Financial Condition – Non-Performing Assets”) and an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. Otherwise, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned (“OREO”) is reported at fair value on a non-recurring basis. When the fair value of the OREO is based on an observable market price or a current appraised value which uses observable data, the Company records the OREO as nonrecurring Level 2. Otherwise, the Company records the OREO as nonrecurring Level 3.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements At September 30, 2008, Using
(in thousands)	Fair Value September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$211,222	$-	$211,222	$-
Total Assets Measured at Fair Value On a Recurring Basis	$211,222	$-	$211,222	$-

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements At September 30, 2008, Using
(in thousands)	Fair Value September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$6,291	$-	$6,291	$-
Other Real Estate Owned	6,393	-	6,393	-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$12,684	$-	$12,684	$-

Impaired loans and OREO are measured for impairment using the fair value of the collateral because the loans/OREO are considered to be collateral dependent. Impaired loans were $7.6 million with an allowance for loan losses of $1.3 million and OREO was $6.9 million with a reserve of $500,000.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  The Company adopted SFAS 159 on January 1, 2008, and has not elected the fair value option for any financial assets or liabilities at September 30, 2008.

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

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The table below calculates the earnings per share for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(net income in thousands)	2008	2007	2008	2007
Net Income	$6,057	$5,875	$17,783	$17,010
Average Number of Common Shares Outstanding	793,407	809,244	795,855	810,878
Per Share Amount	$7.63	$7.26	$22.34	$20.98

5. Recent Accounting Pronouncements

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

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  (SFAS No. 162).  This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The provisions of SFAS No. 162 did not have a material impact on the Company’s financial condition and results of operations.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of September 30, 2008.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2008.  This analysis should be read in conjunction with our 2007 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include the following: (i) the current economic downturn and turmoil in financial markets and the response of federal and state regulators thereto; (ii) the effect of changing regional and national economic conditions; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of lending and investment activities; (v) changes in federal and state banking laws or regulations; (vi) competitive pressure in the banking industry; (vii) changes in governmental fiscal or monetary policies; (viii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (ix) other factors discussed in Item 1A. Risk Factors of the Company’s 2007 Annual Report on form 10-K.

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

For the three and nine months ended September 30, 2008, Farmers & Merchants Bancorp reported net income of $6,057,000 and $17,783,000, earnings per share of $7.63 and $22.34 and return on average assets of 1.50% and 1.53%, respectively.  Return on average shareholders’ equity was 16.34% and 16.05% for the three and nine months ended September 30, 2008.

For the three and nine months ended September 30, 2007, Farmers & Merchants Bancorp reported net income of $5,875,000 and $17,010,000, earnings per share of $7.26 and $20.98 and return on average assets of 1.60% and 1.57%, respectively.  Return on average shareholders’ equity was 16.79% and 16.44% for the three and nine months ended September 30, 2007.

The Company’s improved earnings performance during the first nine months of 2008 as compared to the same period last year was primarily due to: (1) an increase in average earning assets (see “Net Interest Income/Net Interest Margin”); (2) an increase in non-interest income (see “Non-Interest Income”); partially offset by; (3) an increase in the loan loss provision (see “Provision and Allowance for Loan Losses”).

The following is a summary of the financial results for the nine-month period ended September 30, 2008 compared to September 30, 2007.

•	Net income increased 4.5% to $17.8 million from $17.0 million.

•	Earnings per share increased 6.5% to $22.34 from $20.98.

•	Total assets increased 10.9% to $1.6 billion.

•	Total loans increased 3.5% to $1.2 billion.

•	Total deposits increased 8.9% to $1.4 billion.

•	Net interest income increased 6.4% to $50.5 million from $47.4 million.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and nine-month periods ended September 30, 2008 and 2007.

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

3rd Quarter 2008 vs. 3rd Quarter 2007
Net interest income for the third quarter of 2008 increased 7.7% or $1.2 million to $17.3 million.  On a taxable equivalent basis, net interest income increased 7.3% and totaled $17.6 million for the third quarter of 2008.  As more fully discussed below, the increase in net interest income was due to an increase in earning assets, partially offset by an eight basis point drop in net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended September 30, 2008, the Company’s net interest margin was 4.71% compared to 4.79% for the quarter ended September 30, 2007. The Company continues to experience aggressive competitor pricing for both loans and deposits, which it has responded to in order to retain key customers. This trend will continue, in management’s opinion, to place pressure on the Company’s net interest margin in future quarters.

Loans, generally the Company’s highest earning assets, increased $39.0 million as of September 30, 2008 compared to September 30, 2007. See “Financial Condition – Loans” for further discussion on this increase. On an average balance basis, loans increased by $30.2 million for the quarter ended September 30, 2008. Despite a 325 basis point decrease in the prime rate occurring between September 19, 2007 and May 1, 2008, the yield on the loan portfolio only decreased 102 basis points or 13.2% to a yield of 6.71% for the quarter ended September 30, 2008 compared to a yield of 7.73% for the quarter ended September 30, 2007. Some of the resilience in loan yields is due to pricing floors that the Bank has placed in some of its customer loan agreements. However, these floors typically expire annually and are renegotiated based upon current market conditions. The growth in loan balances during the third quarter partially offset this decrease in yield resulting in interest revenue from loans decreasing only 10.8% to $19.3 million for the quarter ended September 30, 2008.

The investment portfolio is the other main component of the Company’s earning assets. The debt securities in the Company’s investment portfolio are comprised primarily of Mortgage-backed securities, U.S. Government Agencies and high grade Municipals. All of the Mortgage-backed securities are issued by government-sponsored entities.  Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is generally less than that of loans. Importantly, the Company has never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC”.

Average investment securities were $314.8 million for the third quarter of 2008 an increase of $68.1 million compared to $246.7 million for the third quarter of 2007.  See “Financial Condition – Investment Securities” for further discussion on this increase. Interest income on securities increased $965,000 to $4.2 million for the quarter ended September 30, 2008 compared to $3.3 million for the quarter ended September 30, 2007. The average yield, on a taxable equivalent basis (TE), in the investment portfolio was 5.39% for the third quarter of 2008 compared to 5.31% for the third quarter of 2007. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a taxable equivalent basis (TE), which is higher than net interest income on the Consolidated Statements of Income because of adjustments that relate to income on certain securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $139.1 million or 13.5% during the third quarter of 2008 as compared to the third quarter of 2007. Of that increase, average borrowed funds (primarily FHLB Advances) decreased $45.1 million; interest-bearing deposits increased $124.2 million, subordinated debt remained unchanged and securities sold under agreement to repurchase, a new type of borrowing initially used during the first quarter of 2008 to assist in managing the Company’s interest rate risk, increased $60 million.

The increase in average interest-bearing deposits was in time deposits, which grew $70.6 million, and lower cost savings and interest bearing DDA which increased by $53.6 million. Total interest expense on deposit accounts for the third quarter of 2008 was $5.3 million as compared to $7.7 million for the third quarter of 2007. The average rate paid on interest-bearing deposits was 1.93% in the third quarter of 2008 and 3.14% in the third quarter of 2007. See “Financial Condition – Deposits” for further discussion.

Nine Months Ending September 30, 2008 vs. Nine Months Ending September 30, 2007
During the first nine months of 2008, net interest income increased 6.4% to $50.5 million, compared to $47.4 million at September 30, 2007.  On a taxable equivalent basis, net interest income increased 6.1% and totaled $51.6 million at September 30, 2008, compared to $48.6 million at September 30, 2007. The increase in net interest income was due to an increase in earning assets partially offset by a five basis point drop in net interest margin.

For the nine months ended September 30, 2008, the Company’s net interest margin was 4.82% compared to 4.87% for the same period in 2007.

Loans, on an average balance basis, increased by $44.8 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The yield on the loan portfolio decreased 80 basis points to 6.98% for the nine months ended September 30, 2008 compared to 7.78% for the nine months ended September 30, 2007.  This decrease in yield, partially offset by an increase in average balances, resulted in interest revenue from loans decreasing 6.5% or $4.1 million for the first nine months of 2008.

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Three Months Ended Sept 30, 2008			Three Months Ended Sept 30, 2007
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold	$28,786	$137	1.89%	$4,209	$53	5.00%
Investment Securities Available-for-Sale
Municipals - Non-Taxable	8,954	166	7.40%	11,078	200	7.21%
Mortgage Backed Securities	197,255	2,648	5.37%	120,960	1,598	5.28%
Other	3,384	88	6.59%	5,836	67	3.52%
Total Investment Securities Available-for-Sale	209,593	2,902	5.54%	137,874	1,865	5.41%

Investment Securities Held-to-Maturity
U.S. Agencies	30,373	319	4.20%	30,477	317	4.16%
Municipals - Non-Taxable	67,176	955	5.68%	68,891	1,009	5.86%
Mortgage Backed Securities	5,708	55	3.85%	7,411	72	3.89%
Other	1,992	13	2.61%	2,107	16	3.04%
Total Investment Securities Held-to-Maturity	105,249	1,342	5.10%	108,886	1,414	5.19%

Loans
Real Estate	667,068	11,446	6.81%	631,519	11,638	7.31%
Home Equity	65,162	1,070	6.51%	66,278	1,330	7.96%
Agricultural	188,981	3,208	6.73%	206,207	4,400	8.47%
Commercial	205,995	3,327	6.41%	186,547	3,837	8.16%
Consumer	12,156	239	7.80%	13,408	291	8.61%
Credit Card	0	0	0.00%	5,467	133	9.65%
Municipal	1,357	4	1.17%	1,140	4	1.39%
Total Loans	1,140,719	19,294	6.71%	1,110,566	21,633	7.73%
Total Earning Assets	1,484,347	$23,674	6.33%	1,361,535	$24,964	7.27%

Unrealized Loss on Securities Available-for-Sale	(1,772)			(2,547)
Allowance for Loan Losses	(18,513)			(17,809)
Cash and Due From Banks	35,264			38,782
All Other Assets	112,935			92,430
Total Assets	$1,612,261			$1,472,391

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$129,686	$33	0.10%	$129,208	$30	0.09%
Savings	331,377	879	1.05%	278,224	1,076	1.53%
Time Deposits	636,785	4,437	2.76%	566,183	6,597	4.62%
Total Interest Bearing Deposits	1,097,848	5,349	1.93%	973,615	7,703	3.14%
Securities Sold Under Agreement to Repurchase	60,000	541	3.58%	-	-	0.00%
Other Borrowed Funds	724	11	6.03%	45,835	622	5.38%
Subordinated Debentures	10,310	149	5.73%	10,310	217	8.35%
Total Interest Bearing Liabilities	1,168,882	$6,050	2.05%	1,029,760	$8,542	3.29%
Interest Rate Spread			4.27%			3.98%
Demand Deposits (Non-Interest Bearing)	266,939			278,961
All Other Liabilities	28,169			23,704
Total Liabilities	1,463,990			1,332,425

Shareholders' Equity	148,271			139,966
Total Liabilities & Shareholders' Equity	$1,612,261			$1,472,391
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.44%			0.80%
Net Interest Income and Margin on Total Earning Assets		17,624	4.71%		16,422	4.79%
Tax Equivalent Adjustment		(364)			(397)
Net Interest Income		$17,260	4.61%		$16,025	4.67%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $385,000 and $641,000 for the quarters ended September 30, 2008 and 2007, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Nine Months Ended Sept. 30, 2008			Nine Months Ended Sept. 30, 2007
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold	$12,362	$181	1.96%	$11,137	$441	5.29%
Investment Securities Available-for-Sale
Municipals - Non-Taxable	8,955	502	7.47%	11,334	602	7.08%
Mortgage Backed Securities	174,771	7,025	5.36%	112,602	4,388	5.20%
Other	3,504	240	5.88%	6,954	223	3.38%
Total Investment Securities Available-for-Sale	187,230	7,767	5.53%	130,890	5,213	5.31%

Investment Securities Held-to-Maturity
U.S. Agencies	30,399	953	4.18%	30,503	953	4.17%
Municipals - Non-Taxable	66,459	2,892	5.80%	69,424	3,038	5.83%
Mortgage Backed Securities	6,124	177	3.85%	7,942	228	3.83%
Other	1,998	39	2.60%	2,110	47	2.97%
Total Investment Securities Held-to-Maturity	104,980	4,061	5.16%	109,979	4,266	5.17%

Loans
Real Estate	661,124	34,304	6.94%	624,818	34,309	7.34%
Home Equity	65,007	3,293	6.77%	66,140	3,939	7.96%
Agricultural	183,499	9,964	7.26%	196,049	12,436	8.48%
Commercial	199,921	10,228	6.84%	174,770	10,957	8.38%
Consumer	12,489	772	8.26%	13,655	898	8.79%
Credit Card	3,506	265	10.11%	5,433	403	9.92%
Municipal	1,187	11	1.24%	1,075	12	1.49%
Total Loans	1,126,733	58,837	6.98%	1,081,940	62,954	7.78%
Total Earning Assets	1,431,305	$70,846	6.62%	1,333,946	$72,874	7.30%

Unrealized Gain (Loss) on Securities Available-for-Sale	1,163			(1,611)
Allowance for Loan Losses	(18,790)			(17,981)
Cash and Due From Banks	36,498			38,563
All Other Assets	103,130			90,938
Total Assets	$1,553,306			$1,443,855

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$129,870	$90	0.09%	$129,895	$76	0.08%
Savings	321,197	2,716	1.13%	285,770	3,119	1.46%
Time Deposits	601,873	14,735	3.27%	549,823	19,040	4.63%
Total Interest Bearing Deposits	1,052,940	17,541	2.23%	965,488	22,235	3.08%
Securities Sold Under Agreement to Repurchase	38,102	987	3.46%	-	-	0.00%
Other Borrowed Funds	10,425	232	2.98%	34,280	1,360	5.30%
Subordinated Debentures	10,310	491	6.37%	10,310	645	8.36%
Total Interest Bearing Liabilities	1,111,777	$19,251	2.32%	1,010,078	$24,240	3.21%
Interest Rate Spread			4.30%			4.10%
Demand Deposits (Non-Interest Bearing)	267,698			273,897
All Other Liabilities	26,095			21,949
Total Liabilities	1,405,570			1,305,924

Shareholders' Equity	147,736			137,931
Total Liabilities & Shareholders' Equity	$1,553,306			$1,443,855
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.52%			0.78%
Net Interest Income and Margin on Total Earning Assets		51,595	4.82%		48,634	4.87%
Tax Equivalent Adjustment		(1,101)			(1,198)
Net Interest Income		$50,494	4.72%		$47,436	4.75%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.7 million and $1.8 million for the nine months ended September 30, 2008 and 2007, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)	Three Months Ended Sept. 30, 2008 compared to Sept. 30, 2007			Nine Months Ended Sept. 30, 2008 compared to Sept. 30, 2007
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Federal Funds Sold	$135	$(51)	$84	$45	$(305)	$(260)
Investment Securities Available for Sale
Municipals - Non-Taxable	(39)	5	(34)	(132)	32	(100)
Mortgage Backed Securities	1,024	26	1,050	2,495	142	2,637
Other	(23)	44	21	(98)	115	17
Total Investment Securities Available for Sale	962	75	1,037	2,265	289	2,554

Investment Securities Held to Maturity
U.S. Agencies	(1)	3	2	(3)	3	0
Municipals - Non-Taxable	(24)	(30)	(54)	(129)	(17)	(146)
Mortgage Backed Securities	(16)	(1)	(17)	(52)	1	(51)
Other	(1)	(2)	(3)	(2)	(6)	(8)
Total Investment Securities Held to Maturity	(42)	(30)	(72)	(186)	(19)	(205)

Loans:
Real Estate	629	(821)	(192)	1,942	(1,947)	(5)
Home Equity	(22)	(238)	(260)	(67)	(579)	(646)
Agricultural	(346)	(846)	(1,192)	(761)	(1,711)	(2,472)
Commercial	367	(877)	(510)	1,454	(2,183)	(729)
Consumer	(26)	(26)	(52)	(74)	(52)	(126)
Credit Card	(66)	(67)	(133)	(145)	7	(138)
Other	1	(1)	0	1	(2)	(1)
Total Loans	537	(2,876)	(2,339)	2,350	(6,467)	(4,117)
Total Earning Assets	1,592	(2,882)	(1,290)	4,474	(6,502)	(2,028)

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	-	3	3	-	14	14
Savings	178	(375)	(197)	357	(760)	(403)
Time Deposits	734	(2,894)	(2,160)	1,681	(5,986)	(4,305)
Total Interest Bearing Deposits	912	(3,266)	(2,354)	2,038	(6,732)	(4,694)
Securities Sold Under Agreement to Repurchase	541	-	541	987	-	987
Other Borrowed Funds	(677)	66	(611)	(691)	(437)	(1,128)
Subordinated Debentures	-	(68)	(68)	-	(154)	(154)
Total Interest Bearing Liabilities	776	(3,268)	(2,492)	2,334	(7,323)	(4,989)
Total Change	$816	$386	$1,202	$2,140	$821	$2,961
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change".  The above figures have been rounded to the nearest whole number.

Average investment securities were $292.2 million for the nine months ended September 30, 2008 compared to $240.8 million for the same period in 2007.  The average yield (TE) for the nine months ended September 30, 2008 was 5.40% compared to 5.25% for the nine months ended September 30, 2007. The increase in the yield on investment securities, in addition to the increase in volume, resulted in an increase in interest income of $2.3 million or 24.8%, for the nine months ended September 30, 2008.

Average interest-bearing sources of funds increased $101.7 million or 10.1% during the nine months ended September 30, 2008. Of that increase, average borrowed funds (primarily FHLB Advances) decreased $23.8 million; interest-bearing deposits increased $87.4 million, subordinated debt remained unchanged and securities sold under agreement to repurchase, a new type of borrowing added during the first quarter of 2008 to manage the Company’s interest rate risk, increased $38.1 million.

The increase in average interest-bearing deposits was in time deposits, which grew $52.0 million, and lower cost savings and interest bearing DDA which increased by $35.4 million. Total interest expense on deposit accounts for the first nine months of 2008 was $17.5 million as compared to $22.2 million for the first nine months of 2007. The average rate paid on interest-bearing deposits was 2.23% in the first nine months of 2008 and 3.08% in the first nine months of 2007.

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

The Company has established credit management policies and procedures that govern both the approval of new loans and the monitoring of the existing portfolio.  The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans to one borrower and by restricting loans made primarily to its principal market area where management believes it is better able to assess the applicable risk.  Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc.  Management reports regularly to the Board of Directors regarding trends and conditions in the loan portfolio and regularly conducts credit reviews of individual loans. Loans that are performing but have shown some signs of weakness are subject to more stringent reporting and oversight.

The provision for loan losses during the first nine months of 2008 was $5.4 million, and $250,000 for the first nine months of 2007.  Changes in the provision between the first nine months of 2008 and 2007 were the result of management’s evaluation of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses and the prevailing economic climate and its effect on borrowers’ ability to repay loans in accordance with the terms of the notes.  During the second quarter of 2008, resolution of a problem loan to one of the Bank’s customers resulted in $3.9 million of principal being charged against the allowance for loan losses.  See “Note 1. Significant Accounting Policies – Allowance for Loan Losses” in the Company’s 2007 Annual Report on Form 10-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” and “Part II Item 1a. Risk Factors” of this report.

The allowance for loan losses was $18.5 million or 1.59% of total loan balances at September 30, 2008 and $17.8 million or 1.59% of total loan balances at September 30, 2007. As of December 31, 2007, the allowance for loan losses was $18.5 million, which represented 1.62% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of September 30, 2008 was adequate. See the table below for allowance for loan loss activity for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Balance at Beginning of Period	$18,682	$17,930	$18,483	$18,099
Provision Charged to Expense	765	-	5,370	250
Recoveries of Loans Previously Charged Off	61	65	295	212
Loans Charged Off	(1,022)	(153)	(5,662)	(719)
Balance at End of Period	$18,486	$17,842	$18,486	$17,842

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

3rd Quarter 2008 vs. 3rd Quarter 2007
Overall, non-interest income decreased $1.1 million for the three months ended September 30, 2008 compared to the same period of 2007. This decrease was due to three main events as outlined below.

Gain (Loss) on investment securities was a gain of $1,000 for the third quarter of 2008 compared to a loss of $652,000 for the third quarter of 2007.  During the first and second quarters of 2007 the Company recorded $1.08 million of impairment losses on one of its investment securities whose drop in market value was determined to be “other than temporary”. An additional impairment loss of $652,000 was recorded during the third quarter of 2007. During the first quarter of 2008 the Company disposed of its remaining interest in this investment (see “Investment Securities”) recording a loss of $215,000.

Credit card merchant fees have declined since the third quarter of 2007 due to the sale of the credit card merchant portfolio during the second quarter of 2008.

Other non-interest income decreased $1.1 million for the three months ended September 30, 2008 compared to the same period of 2007. This was primarily due to $1.1 million in market value losses on balances held in non-qualified deferred compensation plans in 2008 compared to gains of $250,000 during the same period in 2007. The Company allows executives who participate in non-qualified deferred compensation plans to self-direct the investment of their vested balances. Market value gains/losses on these plan balances fluctuate depending on the type of investments held and market trends in interest rates and stock prices.  Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is made to salary expense resulting in no effect on the Company’s net income.

Nine Months Ending September 30, 2008 vs. Nine Months Ending September 30, 2007
Non-interest income increased $1.9 million for the nine-months ended September 30, 2008 compared to the same period of 2007 (see discussion above).

Gain (Loss) on investment securities was a gain of $536,000 for the first nine months of 2008 compared to a loss of $1.7 million for the first nine months of 2007 (see discussion above).

Other non-interest income remained substantially unchanged, increasing only $53,000. This small increase was comprised of the following factors: (1) the sale of the Company’s credit card and merchant portfolios during the second quarter of 2008 resulted in a combined one-time gain of $2.9 million; (2) $1.2 million in market value losses on balances held in non-qualified deferred compensation plans in 2008 compared to $815,000 of gains in 2007; and (3) $870,000 in one-time gains in 2007 from a liquidating dividend on the Company’s partial ownership in WSBA.

Non-Interest Expense
Non-interest expense for the Company includes expenses for salaries and employee benefits, occupancy, equipment, supplies, legal fees, professional services, data processing, marketing, deposit insurance, merchant bankcard operations, and other miscellaneous expenses.

3rd Quarter 2008 vs. 3rd Quarter 2007
Non-interest expense decreased $920,000 or 9.0% from the third quarter of 2007 primarily as a result of: (1) market value losses of $1.1 million on balances held in non-qualified deferred compensation plans in 2008 compared to gains of $250,000 during the same period in 2007 (see “Non-Interest Income”); (2) decreased credit card merchant expense due to the sale of the merchant portfolio during the second quarter of 2008; and (3) a $500,000 valuation provision made to Other Real Estate Owned in 2008 compared to $0 in 2007.

Nine Months Ending September 30, 2008 vs. Nine Months Ending September 30, 2007
Non-interest expense for the nine months ended September 30, 2008 decreased $2.2 million or 7.0% from the same period in 2007. The primary factors affecting non-interest expense were: (1) market value losses of $1.2 million on balances held in non-qualified deferred compensation plans in 2008 compared to gains of $815,000 in 2007 (see “Non-Interest Income”); (2) decreased credit card merchant expense due to the sale of the merchant portfolio during the second quarter of 2008; and (3) as stated above, a $500,000 valuation provision made to Other Real Estate Owned.

Income Taxes
The provision for income taxes increased 3.9% to $3.6 million for the third quarter of 2008.  The Company’s effective tax rate increased for the third quarter of 2008 and was 37.3% compared to 37.1% for the same period in 2007.

The provision for income taxes increased 13.5% to $10.7 million for the first nine months of 2008.  The Company’s effective tax rate increased for the first nine months of 2008 and was 37.6% compared to 35.6% for the same period in 2007.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet for the nine-month period ending September 30, 2008 as compared to the year ended December 31, 2007 and to the nine-month period ending September 30, 2007. As previously discussed (see “Overview”) the Company’s financial condition is influenced by the seasonal banking needs of its agricultural customers.

Investment Securities
The investment portfolio provides the Company with an income alternative to loans. The Company’s investment portfolio at September 30, 2008 was $316.6 million compared to $247.6 million at the end of 2007, an increase of $69.0 million or 27.9%. At September 30, 2007, the investment portfolio totaled $244.0 million. The Company grew the available-for-sale portion of its investment portfolio during the first nine months of 2008 as part of a leveraging strategy implemented to manage the Company’s interest rate risk. This increase in the investment portfolio was funded primarily through Repurchase Agreements.

The Company's total investment portfolio currently represents 19.1% of the Company’s total assets as compared to 16.3% at December 31, 2007 and 16.4% at September 30, 2007. Not included in the investment portfolio are overnight investments in Federal Funds Sold. Average Federal Funds Sold for the nine-months ended September 30, 2008 was $12.4 million compared to $10.4 million for the twelve-months ended December 31, 2007 and $11.1 million for the nine-months ended September 30, 2007.

The Company classifies its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, 2008, December 31, 2007 and September 30, 2007 there were no securities in the trading portfolio. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity (see “Consolidated Statements of Comprehensive Income”), net of related income taxes. See “Note 2. Fair Value Measurements” for further discussion.

The debt securities in the Company’s investment portfolio are comprised primarily of Mortgage-backed securities, U.S. Government Agencies and high grade municipals. All of the Mortgage-backed securities are issued by federal government-sponsored entities.  Importantly, the Company has never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC”.

Loans
The Company's loan portfolio at September 30, 2008 increased $20.5 million or 1.8% from December 31, 2007. Compared to September 30, 2007, loans have increased $39.0 million or 3.5%. Most of the current year’s growth occurred in Commercial Real Estate (with a specific focus on owner-occupied commercial real estate properties), Real Estate Secured by Farmland and Commercial loans, market segments where the Company believes that current market rates and/or credit risks are more reasonable than in the areas of Consumer, Home Equity and Real Estate Construction loans.

Beginning in late 2006 and continuing into 2007 the Company purposely reduced its exposure to Real Estate Construction Loans (which averaged $105 million during the first quarter of 2006) as the residential housing market softened. Additionally, the Company’s Residential 1st Mortgage portfolio is comprised primarily of 15 and 20 year mortgages to local customers. The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio.

On an average balance basis, loans have increased $44.8 million or 4.1% since September 30, 2007. The table following sets forth the distribution of the loan portfolio by type and percent as of the periods indicated.

Loan Portfolio	September 30, 2008		December 31, 2007		September 30, 2007
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$267,760	23.0%	$245,925	21.5%	$247,370	22.0%
Real Estate Secured by Farmland	228,153	19.6%	207,890	18.2%	203,421	18.1%
Real Estate Construction	77,335	6.6%	80,651	7.1%	80,798	7.2%
Residential 1st Mortgages	107,355	9.2%	109,764	9.6%	110,547	9.8%
Home Equity Lines and Loans	66,093	5.7%	65,953	5.8%	65,639	5.8%
Agricultural	192,220	16.5%	215,798	18.9%	198,805	17.7%
Commercial	212,073	18.2%	197,108	17.2%	198,914	17.7%
Consumer	12,766	1.1%	20,061	1.8%	19,366	1.7%
Total Loans	1,163,755	100.0%	1,143,150	100.0%	1,124,860	100.0%
Less:
Unearned Income	2,249		2,181		2,345
Allowance for Loan Losses	18,486		18,483		17,842
Net Loans	$1,143,020		$1,122,486		$1,104,673

Non-Performing Assets
Loans on which the accrual of interest has been discontinued are designated as non-performing loans. Accrual of interest on loans is generally discontinued either when: (1) a loan becomes contractually past due by 90 days or more with respect to interest or principal; or (2) the loan is considered by management to be impaired because it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When loans are 90 days past due, but in Management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. The Company reported $6.7 million of Non-Performing Loans at September 30, 2008, $69,000 at December 31, 2007, and $520,000 at September 30, 2007. These balances are reported net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, in the amounts of $860,000, $134,000 and $266,000, respectively. Non-Performing Loans as a percentage of Total Loans were 0.57% at September 30, 2008, 0.01% at December 31, 2007, and 0.05% at September 30, 2007. Non-performing loans, while still low compared to many other banks in our market area, have increased as a result of overall weakness in the economy. The Allowance for Loan Losses as a percentage of Non-Performing Loans was 276.45% at September 30, 2008, 26,786.9% at December 31, 2007, and 1,720.5% at September 30, 2007.

Interest income on non-accrual loans, which would have been recognized during the period, if all such loans had been current in accordance with their original terms, totaled $387,000 at September 30, 2008, $31,000 at December 31, 2007, and $133,000 at September 30, 2007.

Repossessed collateral that is real property is classified as other real estate owned ("OREO") or, if the collateral is personal property, the collateral is classified as other assets on the Company's financial statements. The Company reported $6.4 million of OREO at September 30, 2008, net of $500,000 OREO reserves and $251,000 of OREO at December 31, 2007 and September 30, 2007. The increase in OREO took place during the second quarter of 2008 as a result of the Company resolving a problem loan to one of the Bank’s customers.

Except for non-performing loans discussed above, the Company’s management is not aware of any loans as of September 30, 2008 for which known credit problems of the borrower would cause serious doubts as to the ability of these borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Company’s management cannot, however, predict the extent to which the following or other factors may affect a borrower’s ability to pay: (1) deterioration in general economic conditions, real estate values or agricultural commodity prices; (2) changes in market interest rates; or (3) changes in the overall financial condition or business of a borrower. Real estate values in the Company’s markets have been declining significantly and this situation remains volatile. See “Part II, Item 1a. Risk Factors”.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at September 30, 2008 increased $89.9 million or 6.9% from December 31, 2007, and have increased $114.7 million or 8.9% compared to September 30, 2007. Core deposits (exclusive of Public Time Deposits) increased $77.7 million or 6.7% from December 31, 2007 and $101.6 million or 8.9% since September 30, 2007.  Public Time Deposits have increased $12.2 million since December 31, 2007, and $13.1 million since September 30, 2007 primarily because of the Company’s decision to increase its use of public time deposits for short-term funding needs instead of using FHLB Advances (see “Federal Home Loan Bank Advances”).

Demand and Interest-Bearing transaction accounts decreased $28.6 million or 6.4% since December 31, 2007 and 1.9% since September 30, 2007 while savings and time deposit accounts have increased $118.5 million or 13.7% since December 31, 2007 and $122.7 million or 14.3% since September 30, 2007.  Demand and Interest bearing transaction accounts have declined as customers have transferred funds to higher yielding savings and time deposit accounts with the Bank.

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

On May 30, 2008, the Company entered into a $20 million medium term repurchase agreement with Citigroup as part of a leveraging strategy (see “Investment Securities”).  The repurchase agreement pricing rate is 4.19% with an embedded 3 year cap tied to 3 month Libor with a strike price of 3.17%.  The repurchase agreement matures September 5, 2013, putable only on September 5, 2011, and is secured by investments in Agency pass through securities.

Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets (see “Item 3. Quantitative and Qualitative Disclosures about Market Risk and Liquidity Risk”).  These advances are also used to manage the Company’s interest rate risk exposure, and as opportunities exist, to borrow and invest the proceeds at a positive spread through the investment portfolio.  FHLB Advances as of September 30, 2008 were $716,000 compared to $28.9 million at December 31, 2007 and $25.9 million at September 30, 2007. The decrease of $28.2 million since December 31, 2007 and $25.2 million since September 30, 2007, is a result of the Company’s increased use of public time deposits and repurchase agreements as opposed to FHLB advances.

Long-term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”).  These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%.  Interest rates reset quarterly and were 5.66% as of September 30, 2008, 7.84% at December 31, 2007 and 8.21% at September 30, 2007.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements.  The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection.  Shareholders’ Equity totaled $153.1 million at September 30, 2008, $143.4 million at December 31, 2007, and $143.1 million at September 30, 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of September 30, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Total Capital to Risk Weighted Assets	$180,174,673	12.71%	$113,448,076	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	$162,437,278	11.45%	$56,724,038	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	$162,437,278	10.16%	$63,981,147	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Total Capital to Risk Weighted Assets	$176,427,888	12.48%	$113,137,709	8.0%	$141,422,136	10.0%
Tier 1 Capital to Risk Weighted Assets	$158,738,389	11.22%	$56,568,854	4.0%	$84,853,282	6.0%
Tier 1 Capital to Average Assets	$158,738,389	9.96%	$63,768,134	4.0%	$79,710,167	5.0%

As previously discussed (see Long-term Subordinated Debentures), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of trust preferred securities.  On March 1, 2005, the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of trust preferred securities (“TPS”) by bank holding companies (“BHCs”).  Under the final rule BHCs may include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill.  The quantitative limitation concerning goodwill will not be effective until September 30, 2009. Since the Company has no goodwill on its balance sheet, this rule will have no impact. Any portion of trust-preferred securities not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations.  The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company’s trust preferred securities currently qualify as Tier 1 capital.

In accordance with the provisions of Financial Accounting Standard Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the Company does not consolidate the subsidiary trust which has issued the trust-preferred securities.

In 1998, the Board approved the Company’s first stock repurchase program which expired on May 1, 2001. During the second quarter of 2004, the Board approved a second stock repurchase program because it concluded that the Company had more capital than it needed to meet present and anticipated regulatory guidelines for the Bank to be classified as “well capitalized.” On April 4, 2006, the Board unanimously approved expanding the Repurchase Program to allow the repurchase of up to $15 million of stock between May 1, 2006 and April 30, 2009.

Repurchases under the program will continue to be made on the open market or through private transactions. The repurchase program also requires that no repurchases may be made if the Bank would not remain “well-capitalized” after the repurchase. All shares repurchased under the repurchase program will be retired. See the Company’s 2007 Form 10-K, Part II, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

During the third quarter of 2008, the Company repurchased 2,514 shares at an average share price of $451 per share. During the third quarter of 2007, the Company repurchased 5,071 shares at an average share price of $458. Since the second share repurchase program was expanded in 2006, the Company has repurchased over 28,000 shares for total consideration of $13.6 million. (See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds).

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008 with Registrar and Transfer Company, as Rights Agent, and the Company declared a dividend of a right to acquire one preferred share purchase right (a “Right”) for each outstanding share of the Company’s Common Stock, $0.01 par value per share, to stockholders of record at the close of business on August 15, 2008. Generally, the Rights only are triggered and become exercisable if a person or group (the “Acquiring Person”) acquires beneficial ownership of 10 percent or more of the Company’s common stock or announces a tender offer for 10 percent or more of the Company’s common stock.

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of September 30, 2008, the Company had entered into commitments with certain customers amounting to $364.3 million compared to $440.3 million at December 31, 2007 and $449.5 million at September 30, 2007.  Letters of credit at September 30, 2008, December 31, 2007 and September 30, 2007, were $7.4 million, $8.4 million and $8.9 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

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

Management believes that the allowance for loan losses at September 30, 2008 was adequate to provide for both recognized probable losses and estimated inherent losses in the portfolio.  No assurances can be given that future events may not result in increases in delinquencies, non-performing loans or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet.  This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates.  A shift in rates over a 12-month period is assumed.  Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations.  At September 30, 2008, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 0.65% if rates increase by 200 basis points and an increase in net interest income of 0.39% if rates decline 100 basis points. Comparatively, at December 31, 2007, the Company’s estimated net interest income sensitivity was a decrease in net interest income of 0.40% if rates increase by 200 basis points and an increase in net interest income of 0.90% if rates decrease 200 basis points. All results are within the Company’s policy limits.

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

In general, liquidity risk is managed by controlling the level of borrowings and the use of funds provided by the cash flow from the investment portfolio. At September 30, 2008, the Company maintained Federal Funds borrowing lines of $68 million with major banks subject to the customary terms and conditions for such arrangements and $50 million in repurchase lines with major brokers.  In addition, the Company has additional borrowing capacity of $174.5 million from the Federal Home Loan Bank.

At September 30, 2008, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $80.2 million, which represents 4.8% of total assets.

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

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the third quarter of 2008.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2007 Annual Report to Shareholders on Form 10-K. In management’s opinion, there have been no material changes in risk factors since the filing of the 2007 Form 10-K except as follows: The overall decline in real estate values in California, and more specifically the Central Valley, has continued during the first nine months of 2008, and shows no signs of abating in the near future.  While the Company has not been as adversely impacted by this trend as many other banks in our market areas, continuing real estate price declines will have a negative impact on overall economic conditions in the Company’s markets and may result in: (1) increased non-performing loans, credit losses, and OREO (see “Financial Condition – Non-Performing Assets”); and/or (2) reduced opportunities for profitable growth.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the third quarter of 2008.
Third Quarter 2008	Number of Shares	Average Price per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
07/01/2008 - 07/31/2008	-	-	-	$ 2,533,454
08/01/2008 - 08/31/2008	327	460	327	2,383,034
09/01/2008 - 09/30/2008	2,187	450	2,187	1,398,884
Total	2,514	451	2,514	$ 1,398,884

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

FARMERS & MERCHANTS BANCORP

Date: November 7, 2008	/s/ Kent A. Steinwert
Kent A. Steinwert
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	/s/ Stephen W. Haley
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