Form 10-K
period 2008-12-31
FARMERS & MERCHANTS BANCORP
filed 2009-03-13
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2008 (based on the last reported trade on June 16, 2008) was $356,265,560.

The number of shares of Common Stock outstanding as of February 28, 2009: 785,857

Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

FARMERS & MERCHANTS BANCORP
FORM 10-K

Introduction – Forward Looking Statements

This Form 10-K contains various forward-looking statements, usually containing the words “estimate,” “project,” “expect,” “objective,” “goal,” or similar expressions and includes assumptions concerning the Company’s operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risks and uncertainties. In connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following: (i) the current economic downturn and turmoil in financial markets and the response of federal and state regulators thereto; (ii) the effect of changing regional and national economic conditions including the impact on the housing market in the Central Valley of California; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of lending and investment activities; (v) changes in federal and state banking laws or regulations; (vi) competitive pressure in the banking industry; (vii) changes in governmental fiscal or monetary policies; (viii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (ix) other factors discussed in Item 1A. Risk Factors.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PART I

Item 1. Business

General Development of the Business

August 1, 1916, marked the first day of business for Farmers & Merchants Bank of Lodi. The Bank was incorporated under the laws of the State of California and was licensed by the California Department of Financial Institutions as a state-chartered bank. Farmers & Merchants’ first venture out of Lodi occurred when the Galt office was opened in 1948. Shortly thereafter branches were opened in Linden, Modesto and South Sacramento. In 1957 the Bank’s name was changed to Farmers & Merchants Bank of Central California.

The Bank continued expansion in the Lodi market area and also acquired three offices in Turlock and Hilmar in 1985. The service area was next expanded by opening a branch in Elk Grove and a third office in Modesto. The year 2002 saw the opening of the Company’s first branch in the city of Stockton. In 2003 the Bank opened its fourth office in Modesto.

During 2004 the Company initiated a branch expansion program. A second Galt office was opened in 2005 and a new full-service branch in downtown Sacramento was opened in early 2006. In late 2006 the Company opened its sixth Lodi office and its first commercial branch in Stockton. The downtown Turlock branch was relocated to a new facility in April 2008 and the Company’s first branch in Merced was opened in February 2009.

In addition to the preceding 22 full-service branches, the Bank serves the needs of its customers through two stand-alone ATM’s located on the grounds of the Lodi Grape Festival and California State University-Stanislaus. In 2007 the Bank began offering certain products over the internet at www.fmbonline.com.

On March 10, 1999, Farmers & Merchants Bancorp (together with its subsidiaries, the “Company” or “we”), pursuant to a reorganization, acquired all of the voting stock of Farmers & Merchants Bank of Central California (the “Bank”). Farmers & Merchants Bancorp is a bank holding company incorporated in the State of Delaware and registered under the Bank Holding Company Act of 1956, as amended. The Company’s outstanding securities as of December 31, 2008, consisted of 786,960 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company’s principal asset.

The Bank’s two wholly owned subsidiaries are Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Farmers & Merchants Investment Corporation is currently dormant and Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank.

F & M Bancorp, Inc. was created in March 2002 to protect the name “F & M Bank.” During 2002 the Company completed a fictitious name filing in California to begin using the streamlined name, “F & M Bank” as part of a larger effort to enhance the Company’s image and build brand name recognition. Since 2002, the Company has converted most of its daily operating and image advertising to the “F & M Bank” name and the Company’s logo, slogan and signage were redesigned to incorporate the trade name, “F & M Bank.”

During 2003 the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I, for the sole purpose of issuing trust preferred securities. See Note 19 located in “Item 8. Financial Statements and Supplementary Data.”

The Company’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. See “Item 1. Business - Dividends and Other Transfer of Funds.”

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

Service Area

The Company services the northern Central Valley of California with 22 banking offices. The area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock, Hilmar and Merced.

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

Employees

At December 31, 2008, the Company employed a total of 305 full time equivalent employees. The Company believes that its employee relations are satisfactory.

Competition

The banking and financial services industry in California generally, and in the Company’s market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The Company competes with other major commercial banks, diversified financial institutions, credit unions, savings and loan associations, money market and other mutual funds, mortgage companies, and a variety of other non-banking financial services and advisory companies. Federal legislation encourages competition between different types of financial service providers and has fostered new entrants into the financial services market. It is anticipated that this trend will continue. Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies.

Many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company. In order to compete with other financial service providers, the Company relies upon personal contact by its officers, directors, employees, and stockholders, along with various promotional activities and specialized services. In those instances where the Company is unable to accommodate a customer’s needs, the Company may arrange for those services to be provided through its correspondents.

Government Policies

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. The difference between the interest rates paid by the Company on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Company on its interest-earning assets, such as loans extended to its customers and securities held in its investment portfolio, comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment. The impact that changes in economic conditions might have on the Company and the Bank cannot be predicted.

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

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. See “Item 1. Business — Supervision and Regulation.”

Supervision and Regulation

General
Bank holding companies and banks are extensively regulated under both federal and state law. The regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary description of the material laws and regulations, which relate to the operations of the Company and the Bank. This description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Company
The Company is a registered bank holding company and is subject to regulation under the Bank Holding Company Act of 1956 (“BHCA”), as amended. Accordingly, the Company’s operations are subject to extensive regulation and examination by the FRB. The Company is required to file with the FRB quarterly and annual reports and such additional information as the FRB may require pursuant to the BHCA. The FRB conducts periodic examinations of the Company.

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

Under the BHCA and regulations adopted by the FRB, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with an extension of credit, lease or sale of property, or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between Farmers & Merchants Bancorp and its subsidiaries. Further, the Company is required by the FRB to maintain certain levels of capital. See “Item 1. Business - Supervision and Regulation - Capital Standards.”

The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the FRB, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) eliminated many of the restrictions placed on the activities of bank holding companies that become financial holding companies. Among other things, GLBA repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that are financial holding companies to engage in activities, and acquire companies engaged in activities, that are: financial in nature (including insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities); incidental to financial activities; or complementary to financial activities if the FRB determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. GLBA also permits national banks to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations. The Company has not become a financial holding company.

The Company’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the reporting, proxy solicitation and other requirements and restrictions of the Exchange Act.

The Bank
The Bank, as a California chartered non-fed member bank, is subject to primary supervision, periodic examination and regulation by the DFI and the FDIC. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory, or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the Bank’s charter. The DFI has many of the same remedial powers.

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

The USA Patriot Act
Title III of the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) includes numerous provisions for fighting international money laundering and blocking terrorism access to the U.S. financial system. The USA Patriot Act requires certain additional due diligence and record keeping practices, including, but not limited to, new customers, correspondent, and private banking accounts.

Part of the USA Patriot Act requires covered financial institutions to: (i) establish an anti-money laundering program; (ii) establish appropriate anti-money laundering policies, procedures and controls; (iii) appoint a Bank Secrecy Act officer responsible for day-to-day compliance; and (iv) conduct independent audits. The Patriot Act also expands penalties for violation of the anti-money laundering laws, including expanding the circumstances under which funds in a bank account may be forfeited. The Patriot Act also requires covered financial institutions to respond, under certain circumstances, to requests for information from federal banking agencies within 120 hours.

Privacy Restrictions
The GLBA, in addition to the previous described changes in permissible, non-banking activities permitted to banks, bank holding companies, and financial holding companies, also requires financial institutions in the U.S. to provide certain privacy disclosures to customers and consumers, to comply with certain restrictions on the sharing and usage of personally identifiable information, and to implement and maintain commercially reasonable customer information safeguarding standards.

The Company believes that it complies with all provisions of the GLBA and all implementing regulations and the Bank has developed appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of GLBA.

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $28.2 million at December 31, 2008.

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

Transactions with Affiliates
The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of the Company or other affiliates, the purchase of, or investments in stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliates are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus (as defined by federal regulations).

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

The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios. For further information on the Company and the Bank’s risk-based capital ratios see Note 10 located in “Item 8. Financial Statements and Supplementary Data.”

Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” Company must develop a capital restoration plan. At December 31, 2008, the Bank exceeded all of the required ratios for classification as “well capitalized.” It should be noted; however, that the Bank’s capital category is determined solely for the purpose of applying the federal banking agencies’ prompt corrective action regulations and the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, any condition imposed in writing by the agency, or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Federal banking regulators have also issued final guidance regarding commercial real estate (“CRE”) lending. This guidance suggests that institutions that are potentially exposed to significant CRE concentration risk will be subject to increased regulatory scrutiny. Institutions that have experienced rapid growth in CRE lending, have notable exposure to a specific type of CRE lending, or are approaching or exceed certain supervisory criteria that measure an institution’s CRE portfolio against its capital levels, may be subject to such increased regulatory scrutiny. The Company’s CRE portfolio may be viewed as falling within one or more of the foregoing categories, and accordingly may become subject to increased regulatory scrutiny because of the CRE portfolio. Institutions that are determined by their regulator to have an undue concentration in CRE lending may be required to maintain levels of capital in excess of the statutory minimum requirements and/or be required to reduce their concentration in CRE loans. The FDIC has determined that the Company does not have any undue concentrations in CRE lending.

Safety and Soundness Standards
The federal banking agencies have adopted guidelines designed to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees, and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, any insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the Board of Directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Deposit Insurance
The deposits of the Bank have historically been insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor. On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2009. This increase was part of the Emergency Economic Stabilization Act of 2008. Additionally, the Bank has elected to participate in those provisions of the FDIC’s Transaction Account Guarantee Program that provide additional insurance coverage on non-interest bearing deposit transaction accounts. Under this program, all non-interest bearing transaction accounts at the Bank with balances over $250,000 will also be fully insured through December 31, 2009 at an additional annual cost to the Bank of 10 basis points per dollar over $250,000.

Effective January 1, 2007, the FDIC adopted a new rule for the insurance assessment on deposits based upon risk assessment classifications. Under the new rule the charge for annual insurance deposit assessments will range from a minimum of 5 basis points to a maximum of 43 basis points per $100 of insured deposits depending upon an institution’s risk assessment category. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

The Federal Deposit Insurance Reform Act of 2005, among other things, granted a one-time initial assessment credit of approximately $4.7 billion to recognize institutions’ past contributions to the fund. The Company’s one-time assessment credit was $755,000. This credit was fully used by June 2008.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980’s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the year ending December 31, 2008, averaged 1.12 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments and has recently done so. See “Item 1A. Risk Factors.”  A significant increase in insurance premiums could have an adverse effect on the operating expenses and results of operations of the Company.   Management cannot predict what insurance assessment rates will be in the future.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the Bank’s primary regulator.  Management of the Company is not aware of any practice, condition or violation that might lead to termination of the Company’s deposit insurance.

Community Reinvestment Act (“CRA”) and Fair Lending
The Bank is subject to certain fair lending requirements involving lending, investing, and other CRA activities. CRA requires each insured depository institution to identify the communities served by the institution’s offices and to identify the types of credit and investments the institution is prepared to extend within such communities including low and moderate income neighborhoods. It also requires the institution’s regulators to assess the institution’s performance in meeting the credit needs of its community and to take such assessment into consideration in reviewing applications for mergers, acquisitions, relocation of existing branches, opening of new branches, and other transactions. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws.

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

The Sarbanes-Oxley Act of 2002
This legislation addresses certain accounting oversight and corporate governance matters, including but not limited to:

•	the creation of a five-member oversight board that sets standards for accountants and has investigative and disciplinary powers;

•
the prohibition of accounting firms from providing various types of consulting services to public clients and requires accounting firms to rotate partners among public client assignments every five years;

•	increased penalties for financial crimes;

•	expanded disclosure of corporate operations and internal controls and certification of financial statements;

•	enhanced controls on, and reporting of, insider trading; and

•	prohibition on lending to officers and directors of public companies, although the bank may continue to make these loans within the constraints of existing banking regulations.

As a public reporting company, the Company is subject to the requirements of this legislation and related rules and regulations issued by the Securities and Exchange Commission (the “SEC”). Compliance with the Act (the “Act”) did not have a material impact upon its business. However, other non-interest expense items, including professional expenses and other costs related to compliance with the reporting requirements of the securities laws have significantly increased and can be expected to continue to increase.

Available Information

Company reports filed with the SEC including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and ownership reports filed by directors, executive officers and principal stockholders can be accessed through the Company’s web site at http://www.fmbonline.com. The link to the SEC is on the About Us page.

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

Risks Associated With Our Business

Recession And Changes In Domestic And Foreign Financial Markets May Have A Material Negative Impact On Our Results Of Operations And Financial Condition - Economic indices have shown that since the fourth quarter of 2007, the United States economy has been in a recession and the Central Valley of California, the Company’s primary market area, has been hit particularly hard. This has been reflected in significant business failures and job losses. In addition, in the past year, the domestic and foreign financial markets, securities trading markets and economies generally have experienced significant turmoil including, without limitation, government takeovers of troubled institutions, government brokered mergers of such firms to avoid bankruptcy or failures, bankruptcies of securities trading firms and insurance companies, failures of financial institutions and securities brokerage firms, declines in real property values, and wide fluctuations in energy prices, all of which have contributed to reduced availability of credit for businesses and consumers, elevated foreclosures on residential and commercial properties, falling home prices, reduced liquidity and a lack of stability across the entire financial sector.

These recent events and the corresponding uncertainty and decline in financial markets may continue for the foreseeable future.  The full extent of the repercussions to our nation’s economy in general and our business in particular; therefore, are not fully known at this time.  Such events may have a negative effect on (i) our ability to service our existing customers and attract new customers, (ii) the ability of our borrowers to operate their business as successfully as in the past, (iii) the financial security and net worth of our customers, and (iv) the ability of our customers to repay their loans with us in accordance with the terms thereof.

Recently Enacted Legislation And Other Measures Undertaken By The Treasury, The FRB And Other Governmental Agencies May Not Help Stabilize The U.S. Financial System Or Improve The Housing Market - On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Department to establish the Troubled Asset Relief Program (“TARP”). EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.” EESA includes additional provisions directed at bolstering the economy, including:

●	authority for the FRB to pay interest on depository institution balances;

●	mortgage loss mitigation and homeowner protection;

●	temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2009; and

●	authority for the SEC to suspend mark-to-market accounting requirements.

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under the TARP, the Treasury has created a capital purchase program, pursuant to which it is providing access to Tier 1 capital through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. Based upon the Company’s strong capital position and continued earnings strength, the Company elected not to participate in the capital purchase program.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

EESA followed, and has been followed by, numerous actions by the FRB, Congress, Treasury, the SEC and others to address the liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program (“TLGP”) to provide: (1) deposit insurance on all non-interest bearing transaction account balances through December 31, 2009; and (2) guarantees of certain newly issued senior unsecured debt issued by financial institutions and bank holding companies through June 30, 2012. The Bank elected to participate in the provisions of TLGP which provide insurance for all non-interest bearing transaction account balances, but neither the Company nor the Bank are participating in the provisions of TLGP which guarantee unsecured debt.

On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”), more commonly known as the economic stimulus or economic recovery package.  The Stimulus Bill includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Stimulus Bill imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the Treasury.

The actual impact that EESA, the Stimulus Bill and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Current Levels Of Market Volatility Are Unprecedented - The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

We Are Dependent On Real Estate And Downturns In The Real Estate Market Could Hurt Our Business - Although our regulators have determined that we do not have significant CRE concentration risk, a significant portion of our loan portfolio is dependent on real estate. See “Item 1. Business – Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms.” At December 31, 2008, real estate served as the principal source of collateral with respect to approximately 66% of our loan outstandings, 18% were secured by production agricultural properties. A continuing decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

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

A sustained decrease in market interest rates could adversely affect our earnings. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine, in large part, the cost of funds for lending and investing and the yield earned on those loans and investments, both of which impact the Company’s net interest margin. The FRB has implemented a series of rate reductions in response to the current state of the national economy and housing market as well as the volatility of financial markets. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, prepaying their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our commercial real estate and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan demand available in our market. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Looking Forward: 2009 and Beyond.”

Failure To Successfully Execute Our Strategy Could Adversely Affect Our Performance - Our financial performance and profitability depends on our ability to execute our corporate growth strategy. Continued growth; however, may present operating and other problems that could adversely affect our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced. Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as the:

•	inability to control non-interest expense, including, but not limited to, rising employee and healthcare costs;

•	inability to increase non-interest income; and

•	continuing ability to expand through de novo branching or otherwise.

Economic Conditions In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses - Our retail and commercial banking operations are concentrated primarily in Sacramento, San Joaquin, Stanislaus and Merced Counties. As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area and this area has experienced a significant deterioration in residential real estate values. A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. This risk increases when the economy is weak as it is presently. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures; however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Looking Forward: 2009 and Beyond.”

This Company’s service areas can be significantly impacted by the seasonal and cyclical trends of the agricultural industry. As a result, the Company’s financial results are influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and the planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold). Additionally, although the Company’s loan portfolio is believed to be well diversified, at various times during the year approximately 34% of the Company’s loan balances can be outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, walnuts, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

We Face Strong Competition From Financial Service Companies And Other Companies That Offer Banking Services That Could Adversely Impact Our Business - The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services business may reduce our market share, decrease loan demand, cause the prices we charge for our services to fall, or decrease our net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Therefore, our results may differ in future periods depending upon the nature or level of competition.

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

Deposit Insurance Assessments Will Increase Substantially, Which Will Adversely Affect Profits - FDIC deposit insurance expense for the year ended December 31, 2008 was $384,000. Deposit insurance assessments will increase in 2009 due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years.  On December 16, 2008, the FDIC issued a final rule increasing that assessment range for the first quarter of 2009.  The FDIC has announced that it intends to issue a final rule in early 2009, to be effective on April 1, 2009, to set new assessment rates beginning with the second quarter of 2009 and to make other changes to its assessment rule, including the possibility of an Emergency Special Assessment.  It has also stated that it may need to set a higher base rate schedule at the time of the issuance of its final assessment rate rule, depending upon the information available at that time including, without limitation, on its updated bank failure and loss projections.

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

Risks Associated With Our Industry

We Are Subject To Government Regulation That Could Limit Or Restrict Our Activities, Which In Turn Could Adversely Impact Our Financial Performance - The financial services industry is regulated extensively. Federal and state regulations are designed primarily to protect the deposit insurance funds and consumers, and not to benefit our stockholders. These regulations can sometimes impose significant limitations on our operations and increase our cost of doing business.

New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business. In light of recent economic conditions, further restrictions on financial service companies should be considered likely.

Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects economic conditions for us.

New Legislative And Regulatory Proposals May Affect Our Operations And Growth - Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, banks and other financial institutions and companies that control such institutions are frequently raised in the U.S. Congress, the California legislature and before bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes, including EESA and the Stimulus Bill, might have on us or our subsidiaries are impossible to determine. Similarly, proposals to change the accounting treatment applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other appropriate authorities. The likelihood and impact of any additional future changes in law or regulation and the impact such changes might have on us or our subsidiaries are impossible to determine at this time.

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

Item 2. Properties

Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in twenty-two full-service branch locations in the Company's service area. Of the twenty-two full-service branches, sixteen are owned and six are leased. The expiration of these leases occurs between the years 2009 and 2016. See Note 16 located in “Item 8. Financial Statements and Supplementary Data.”

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2008.

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

The following table summarizes the actual high, low, and close sale prices for the Company's common stock since the first quarter of 2007. These figures are based on activity posted on the OTC Bulletin Board and on private transactions between individual stockholders that are reported to the Company.

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2008	Fourth quarter	$450	$385	$420	$5.80
	Third quarter	475	425	450	-
	Second quarter	475	400	460	4.85
	First quarter	460	390	460	-

2007	Fourth quarter	$460	$381	$460	$5.35
	Third quarter	480	412	435	-
	Second quarter	525	475	480	4.35
	First quarter	535	507	515	-

As of January 31, 2009, there were approximately 1,468 stockholders of record of the Company’s common stock.

The Company has paid cash dividends for the past 74 consecutive years.  There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank under state and federal laws. See “Item 1. Business – Supervision and Regulation.”

Beginning in 1975 and continuing through 2005 the Company issued a 5% stock dividend annually. However, this dividend was discontinued in 2006.

In 1998, the Board approved the Company’s first stock repurchase program.  This program was extended and expanded in both 2004 and 2006.   Most recently, on November 12, 2008, the Board of Directors approved increasing the funds available for the Company’s Common Stock Repurchase Program. The Board’s resolution authorized up to $20 million in repurchases over the four year period ending October 31, 2012.

Repurchases under the program will continue to be made on the open market or through private transactions. The repurchase program also requires that no purchases may be made if the Bank would not remain “well-capitalized” after the repurchase. All shares repurchased under the repurchase program will be retired.

The following table indicates the number of shares repurchased by the Company during the fourth quarter of 2008.

Period	Number of Shares	Average Price per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 2008	2,075	$450.00	2,075	$465,134
November 2008	77	450.00	77	19,965,350	*
December 2008	2,410	420.00	2,410	18,953,150
Total	4,562	$434.00	4,562	$18,953,150
*Reflects changes to stock repurchase program approved by Board on November 12, 2008. See paragraphs above.

All of the above shares were repurchased in private transactions.

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008, with Registrar and Transfer Company, as Rights Agent, and the Company declared a dividend of a right to acquire one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, $0.01 par value per share, to stockholders of record at the close of business on August 15, 2008. Generally, the Rights are only triggered and become exercisable if a person or group (the “Acquiring Person”) acquires beneficial ownership of 10 percent or more of the Company’s common stock or announces a tender offer for 10 percent or more of the Company’s common stock.

The Rights Plan is similar to plans adopted by many other publicly-traded companies. The effect of the Rights Plan is to discourage any potential acquirer from triggering the Rights without first convincing the Company’s Board of Directors that the proposed acquisition is fair to, and in the best interest of, all of the stockholders of the Company. The provisions of the Plan will substantially dilute the equity and voting interest of any potential acquirer unless the Board of Directors approves of the proposed acquisition. Each Right, if and when exercisable, will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value, at a purchase price of $1,200 for each one one-hundredth of a share, subject to adjustment. Each holder of a Right (except for the Acquiring Person, whose Rights will be null and void upon such event) shall thereafter have the right to receive, upon exercise, that number of common shares of the Company having a market value of two times the exercise price of the Right. At any time before a person becomes an Acquiring Person, the Rights can be redeemed, in whole, but not in part, by the Company’s Board of Directors at a price of $0.001 per Right. The Rights Plan will expire on August 5, 2018.

Performance Graphs

The following graphs compare the yearly percentage change in the Company’s cumulative total stockholder return on common stock with: (i) a published index compiled by Hemscott Group of banks and bank holding companies throughout the United States; and (ii) the cumulative total return of the American Stock Exchange market index. The following comparisons cover the period January 1, 2004, to December 31, 2008. The graphs assume an initial investment of $100 on January 1, 2004, and reinvestment of dividends. The stock price performance set forth in the following graphs is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTC Bulletin Board and on private transactions between individual stockholders that are reported to the Company.

These graphs shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933 or under the Exchange Act , except to the extent that we specifically incorporate these graphs by reference.

Item 6. Selected Financial Data

Farmers & Merchants Bancorp
Five Year Financial Summary of Operations
(in thousands except per share data)

Summary of Income:	2008	2007	2006	2005	2004
Total Interest Income	$93,208	$95,775	$88,396	$72,458	$59,300
Total Interest Expense	24,784	32,225	24,621	14,032	9,818
Net Interest Income	68,424	63,550	63,775	58,426	49,482
Provision for Loan Losses	7,998	1,495	275	425	1,275
Net Interest Income After Provision for Loan Losses	60,426	62,055	63,500	58,001	48,207
Total Non-Interest Income	16,064	15,455	12,063	11,274	14,267
Total Non-Interest Expense	40,103	41,945	43,121	40,617	36,175
Income Before Income Taxes	36,387	35,565	32,442	28,658	26,299
Provision for Income Taxes	13,597	12,870	11,813	10,230	9,625
Net Income Before Cumulative Effect of Change in Accounting Principle	22,790	22,695	20,629	18,428	16,674
Cumulative Effect of a Change in Accounting Principle (net of tax)	-	-	-	-	(224)
Net Income	$22,790	$22,695	$20,629	$18,428	$16,450
Balance Sheet Data:
Total Assets	$1,684,437	$1,519,172	$1,411,233	$1,352,989	$1,226,295
Loans	1,177,364	1,140,969	1,046,912	973,257	866,908
Allowance for Loan Losses	20,034	18,483	18,099	17,860	17,727
Investment Securities	363,729	247,637	243,867	267,940	275,440
Deposits	1,432,702	1,310,790	1,198,528	1,103,340	1,002,110
Federal Home Loan Bank Advances	703	28,954	47,532	98,847	80,889
Shareholders' Equity	156,545	143,418	132,340	123,648	116,547

Selected Ratios:
Return on Average Assets	1.44%	1.56%	1.51%	1.46%	1.40%
Return on Average Equity	15.23%	16.26%	16.16%	15.26%	14.50%
Dividend Payout Ratio(1)	36.99%	34.51%	33.77%	34.55%	34.79%
Average Loans to Average Deposits	84.16%	86.86%	90.24%	87.28%	86.41%
Average Equity to Average Assets	9.46%	9.60%	9.38%	9.58%	9.68%
Period-end Shareholders' Equity to Total Assets	9.29%	9.44%	9.38%	9.14%	9.50%

Per Share Data:
Net Income (2) (3)	$28.69	$28.05	$25.25	$22.24	$19.68
Cash Dividends Per Share (1)(3)	$10.65	$9.70	$8.55	$7.68	$6.85

(1)	Not including cash paid in lieu of fractional shares related to stock dividend.
(2)	Based on the weighted average number of shares outstanding of 794,239, 809,057, 817,044, 828,537, and 835,746 for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, respectively.
(3)	Per share data has been adjusted, where applicable, for stock dividends issued in any of the above years.

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

The Five Year Period: 2004 through 2008
The following table presents key performance data for the Company over the past five years.

(in thousands, except per share data)
Financial Performance Indicator	2008	2007	2006	2005	2004

Net Income	$22,790	$22,695	$20,629	$18,428	$16,450

Total Assets	$1,684,437	$1,519,172	$1,411,233	$1,352,989	$1,226,295
Total Loans	$1,177,364	$1,140,969	$1,046,912	$973,257	$866,908
Total Deposits	$1,432,702	$1,310,790	$1,198,528	$1,103,340	$1,002,110
Total Shareholders’ Equity	$156,545	$143,418	$132,340	$123,648	$116,547
Total Risk-Based Capital Ratio	12.61%	12.21%	12.17%	12.32%	13.34%

Non-Performing Loans as a % of Total Loans	0.45%	0.02%	0.01%	0.07%	0.03%
Net Charge-Offs to Average Loans	0.57%	0.10%	0.00%	0.03%	0.08%
Loan Loss Allowance as a % of Total Loans	1.70%	1.62%	1.72%	1.83%	2.04%

Return on Average Assets	1.44%	1.56%	1.51%	1.46%	1.40%
Return on Average Equity	15.23%	16.26%	16.16%	15.26%	14.50%
Earnings Per Share (1)	$28.69	$28.05	$25.25	$22.24	$19.68
Cash Dividends Per Share (1) (2)	$10.65	$9.70	$8.55	$7.68	$6.85
Cash Dividends Declared (2)	$8,430	$7,831	$6,966	$6,366	$5,723
# Shares Repurchased During Year	13,152	11,821	11,718	8,066	7,981
Average Share Price of Repurchased Shares	$449	$460	$507	$496	$389
High Stock Price – Fourth Quarter	$450	$460	$557	$500	$455
Low Stock Price – Fourth Quarter	$385	$381	$505	$465	$400
Closing Stock Price – Fourth Quarter	$420	$460	$515	$490	$404
_______________________________________________________
(1)	Prior years have been restated for stock dividends issued in 2004 through 2005. No stock dividend was issued in 2006 through 2008.
(2)	Not including cash paid in lieu of fractional shares related to stock dividends. These payments totaled $497,000 between 2004 and 2005.

During the five-year period 2004 through 2008, the Company’s operating performance improved every year.

•	Annual net income increased 38.5% to $22.8 million from $16.5 million.

•	Earnings Per Share increased 45.8% to $28.69 from $19.68.

•	Total assets increased 37.3% to $1.68 billion.

•	Total loans increased 35.8% to $1.18 billion.

•	Total deposits increased 43.0% to $1.43 billion

For many banks, the growth they experienced over the past five years “caught-up-to-them” in 2008 when significant credit quality problems surfaced that resulted in declining profits or even losses.  This was not the case for Farmers & Merchants Bancorp.  During 2008:

•	The Company reported its 11th consecutive year of earnings growth and increased its cash dividend per share by 9.8% over 2007 levels.

•	The Bank’s risk based capital ratio strengthened from 12.21% in 2007 to 12.61% in 2008. See “Financial Condition – Capital.”

•
The Company’s asset quality remained strong compared to the banking industry as a whole at the present time, when measured by net charge-offs of 0.57% of average loans in 2008 and non-performing loans totaling 0.45% of total loans at December 31, 2008. See “Financial Condition – Non-Performing Assets.”

•
The Company’s allowance for loan losses increased by $1.55 million to 1.7% of total loans, reflecting a conservative approach to providing for loan losses. See “Results of Operations – Provision and Allowance for Loan Losses.”

•
The Company’s core deposits increased 9.4% as customers continued to realize that the Bank was one of the most “safe and sound” in its market territory. See “Financial Condition – Deposits.” In addition, in December 2008 the Bank elected to participate in the provisions of the FDIC’s Temporary Liquidity Guarantee Program that provide full FDIC deposit insurance on all non-interest bearing transaction accounts even if they exceed the deposit insurance limit of $250,000 on other types of deposit accounts. See “Part I, Item 1. Business - Supervision and Regulation.”

As a result of this strong earnings performance, capital position, and asset quality, stockholders have benefited well in excess of overall bank and bank holding company stock market returns over the past five years:

•	Cash Dividends per Share, restated for stock dividends issued, have increased 55.5% since 2004, and totaled $43.43 per share over the five-year period.

•
The total return on the Company’s stock over the past five years compares very favorably to overall stock market returns as represented by the Hemscott Group Index of Banks and Bank Holding Companies. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Security - Performance Graphs.”

•	The Company did not dilute existing common stockholders by participating in the Federal Government’s 2008 TARP capital purchase program. See “Part I, Item 1A. Risk Factors.”

Looking Forward: 2009 and Beyond
In management’s opinion, the following key issues will influence the financial results of the Company in 2009 and future years:

•
The Company’s results can be significantly influenced by changes in the credit quality of its borrowers. Non-performing loans totaled $5.3 million or 0.45% of total loans at December 31, 2008. Management believes that these levels are adequately covered by the Company’s $20.0 million allowance for loan losses as of December 31, 2008. See “Results of Operations - Provision and Allowance for Loan Losses” and “Financial Condition - Non-Performing Assets.” The Company’s provision for loan losses was $2.6 million in the fourth quarter of 2008 resulting in a total of $8.0 million for the full year, a significant increase over $1.5 million in 2007. Given the rapidly recessing economy in the United States, California, and particularly the Central Valley, an increasing number of the Company’s borrowers are reflecting the impact of the recession. As a result, the Company anticipates that loan loss provisions at or above 2008 levels may be required throughout 2009 and possibly 2010. See “Part I, Item 1A. Risk Factors.”

•	The Company’s earnings are sensitive to changes in market interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

-
Between 2004 and 2006, as a result of the FRB increasing market interest rates, the Company’s net interest margin improved approximately 81 basis points to a high of 5.37% in the first quarter of 2006.

-
Once short-term market rates stabilized in 2006, since increases in the Company’s deposit rates typically lag behind increases in loan rates, the Company’s net interest margin dropped by 48 bps to 4.89% in the second quarter of 2007.

-	In September 2007, the FRB began decreasing short-term market rates, resulting in further pressure on the Company’s net interest margin, which declined to 4.83% in the fourth quarter of 2008.
-
In addition to changes in market interest rates, the Company’s net interest margin has come under pressure from: (1) aggressive competitor pricing strategies for both loans and deposits to which the Company needs to respond in order to retain key customers; and (2) changes in deposit mix as customers move funds from low or non-interest bearing transaction and savings accounts to higher yielding time deposits.

In addition to the preceding issues, management has reviewed the Company’s existing branch delivery system, along with the availability and desirability of additional branch locations, and, beginning in 2003, initiated a branch expansion, relocation and renovation program. Between 2003 and 2006, five new branches were opened in Modesto, Galt, Sacramento, Lodi, and Stockton, and several other branches underwent major renovations. The downtown Turlock branch was relocated to a new facility in 2008. The Company’s first branch in Merced opened in February 2009. In management’s opinion, these moves are integral to the long-term strategic positioning of the Company.

The Company currently estimates that the total capital expenditures associated with this multi-year branch program will be in excess of $15 million, which will result in an increase in the Company’s future occupancy expense as compared to prior years. Approximately $12 million has been spent as of December 31, 2008. In addition, the increased staffing and other operating expenses associated with these new branches will place pressure on the Company’s earnings over the next 24-36 months, the timeframe in which a branch is estimated to reach break-even.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ performance during each of the years in the three-year period ended December 31, 2008, and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying financial statements.

Net Interest Income/Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the years ending 2008, 2007 and 2006. Average balance amounts for assets and liabilities are the computed average of daily balances.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31,
		2008
Assets	Balance	Interest	Rate
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$16,642	$424	2.55%
Investment Securities Available-for-Sale
U.S. Agencies	601	23	3.83%
Municipals - Non-Taxable	9,277	703	7.57%
Mortgage Backed Securities	187,686	10,078	5.37%
Other	3,508	266	7.58%
Total Investment Securities Available-for-Sale	201,072	11,070	5.51%

Investment Securities Held-to-Maturity
U.S. Agencies	27,567	1,154	4.19%
Municipals - Non-Taxable	66,538	3,879	5.83%
Mortgage Backed Securities	5,926	229	3.86%
Other	1,997	52	2.60%
Total Investment Securities Held-to-Maturity	102,028	5,314	5.21%

Loans
Real Estate	663,336	45,781	6.90%
Home Equity	65,356	4,343	6.65%
Agricultural	183,644	12,988	7.07%
Commercial	202,001	13,574	6.72%
Consumer	12,328	958	7.77%
Credit Card	2,624	265	10.10%
Municipal	1,184	15	1.27%
Total Loans	1,130,473	77,924	6.89%
Total Earning Assets	1,450,215	$94,732	6.53%

Unrealized Gain (Loss) on Securities Available-for-Sale	1,565
Allowance for Loan Losses	(18,741)
Cash and Due From Banks	43,796
All Other Assets	104,646
Total Assets	$1,581,481

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$132,686	$125	0.09%
Savings	331,879	3,647	1.10%
Time Deposits	606,738	18,602	3.07%
Total Interest Bearing Deposits	1,071,303	22,374	2.09%
Securities Sold Under Agreement to Repurchase	43,607	1,528	3.50%
Other Borrowed Funds	8,329	245	2.94%
Subordinated Debt	10,310	637	6.18%
Total Interest Bearing Liabilities	1,133,549	$24,784	2.19%
Interest Rate Spread			4.35%
Demand Deposits	271,994
All Other Liabilities	26,347
Total Liabilities	1,431,890
Shareholders' Equity	149,591
Total Liabilities & Shareholders' Equity	$1,581,481
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.48%
Net Interest Income and Margin on Total Earning Assets		69,948	4.82%
Tax Equivalent Adjustment		(1,524)
Net Interest Income		$68,424	4.72%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $2.2 million for the year ended December 31, 2008. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31,
		2007
Assets	Balance	Interest	Rate
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$10,443	$538	5.15%
Investment Securities Available-for-Sale
U.S. Agencies	-	-	0.00%
Municipals - Non-Taxable	11,065	786	7.10%
Mortgage Backed Securities	114,984	5,995	5.21%
Other	6,315	297	4.70%
Total Investment Securities Available-for-Sale	132,364	7,078	5.35%

Investment Securities Held-to-Maturity
U.S. Agencies	30,490	1,271	4.17%
Municipals - Non-Taxable	68,987	4,005	5.81%
Mortgage Backed Securities	7,700	295	3.83%
Other	2,100	61	2.90%
Total Investment Securities Held-to-Maturity	109,277	5,632	5.15%

Loans
Real Estate	628,490	45,917	7.31%
Home Equity	65,975	5,188	7.86%
Agricultural	195,482	16,417	8.40%
Commercial	180,006	14,823	8.23%
Consumer	13,493	1,184	8.77%
Credit Card	5,435	537	9.88%
Other	1,102	15	1.36%
Total Loans	1,089,983	84,081	7.71%
Total Earning Assets	1,342,067	$97,329	7.25%

Unrealized Gain (Loss) on Securities Available-for-Sale	(1,232)
Allowance for Loan Losses	(17,940)
Cash and Due From Banks	38,761
All Other Assets	92,389
Total Assets	$1,454,045

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$130,723	$102	0.08%
Savings	290,611	4,386	1.51%
Time Deposits	554,936	25,472	4.59%
Total Interest Bearing Deposits	976,270	29,960	3.07%
Securities Sold Under Agreement to Repurchase	0	0	0.00%
Other Borrowed Funds	26,428	1,397	5.29%
Subordinated Debt	10,310	868	8.42%
Total Interest Bearing Liabilities	1,013,008	$32,225	3.18%
Interest Rate Spread			4.07%
Demand Deposits	278,625
All Other Liabilities	22,836
Total Liabilities	1,314,469
Shareholders' Equity	139,576
Total Liabilities & Shareholders' Equity	$1,454,045
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.78%
Net Interest Income and Margin on Total Earning Assets		65,104	4.85%
Tax Equivalent Adjustment		(1,554)
Net Interest Income		$63,550	4.74%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $2.2 million for the year ended December 31, 2007. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

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

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount of $2.7 million for the year ended December 31, 2006. Non-accrual loans and lease financing receivables have been included in the average balances.  Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)	2008 versus 2007
(in thousands)	Amount of Increase
	(Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Federal Funds Sold	$232	(346)	$(114)
Investment Securities Available-for-Sale
U.S. Agencies	23	-	23
Municipals - Non-Taxable	(133)	50	(83)
Mortgage-backed Securities	3,899	184	4,083
Other	(166)	135	(31)
Total Investment Securities Available-for-Sale	3,623	369	3,992

Investment Securities Held-to-Maturity
U.S. Agencies	(122)	5	(117)
Municipals - Non-Taxable	(143)	17	(126)
Mortgage-backed Securities	(69)	3	(66)
Other	(3)	(6)	(9)
Total Investment Securities Held-to-Maturity	(337)	19	(318)

Loans:
Real Estate	2,475	(2,611)	(136)
Home Equity	(49)	(796)	(845)
Agricultural	(950)	(2,479)	(3,429)
Commercial	1,678	(2,927)	(1,249)
Consumer	(98)	(128)	(226)
Credit Card	(284)	12	(272)
Other	1	(1)	-
Total Loans	2,773	(8,930)	(6,157)
Total Earning Assets	6,291	(8,888)	(2,597)

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	2	21	23
Savings	564	(1,303)	(739)
Time Deposits	2,204	(9,074)	(6,870)
Total Interest Bearing Deposits	2,770	(10,356)	(7,586)
Securities Sold Under Agreement to Repurchase	1,528	-	1,528
Other Borrowed Funds	(699)	(453)	(1,152)
Subordinated Debt	-	(231)	(231)
Total Interest Bearing Liabilities	3,599	(11,040)	(7,441)
Total Change	$2,692	$2,152	$4,844

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)	2007 versus 2006
(in thousands)	Amount of Increase
	(Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Federal Funds Sold	$485	$4	$489
Investment Securities Available-for-Sale
U.S. Agencies	(1,112)	-	(1,112)
Municipals - Non-Taxable	(278)	107	(171)
Mortgage-backed Securities	564	450	1,014
Other	(29)	(59)	(88)
Total Investment Securities Available-for-Sale	(855)	498	(357)

Investment Securities Held-to-Maturity
U.S. Agencies	(4)	5	1
Municipals - Non-Taxable	87	(29)	58
Mortgage-backed Securities	(80)	-	(80)
Other	(1)	-	(1)
Total Investment Securities Held-to-Maturity	2	(24)	(22)

Loans:
Real Estate	4,451	551	5,002
Home Equity	(101)	(67)	(168)
Agricultural	2,569	5	2,574
Commercial	124	(277)	(153)
Consumer	(8)	(13)	(21)
Credit Card	(1)	2	1
Other	(4)	(22)	(26)
Total Loans	7,030	179	7,209
Total Earning Assets	6,662	657	7,319

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	2	11	13
Savings	117	1,959	2,076
Time Deposits	5,579	3,662	9,241
Total Interest Bearing Deposits	5,698	5,632	11,330
Other Borrowed Funds	(3,860)	93	(3,767)
Subordinated Debt	-	41	41
Total Interest Bearing Liabilities	1,838	5,766	7,604
Total Change	$4,824	$(5,109)	$(285)

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

2008 Compared to 2007
Net interest income increased 7.7% to $68.4 million during 2008. During 2007 net interest income was $63.6 million, representing a decrease of 0.4% from 2006. On a fully tax equivalent basis, net interest income increased 7.4% and totaled $69.9 million during 2008 compared to $65.1 million for 2007. As more fully discussed below, the increase in net interest income was primarily due to an 8.0% increase in average earning assets.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2008, the Company’s net interest margin was 4.82% compared to 4.85% in 2007. Recent trends in: (1) market interest rates; and (2) competitive pricing of both loans and deposits will continue, in management’s opinion, to place pressure on the Company’s net interest margin in future quarters. See “Overview – Looking Forward: 2009 and Beyond” for a discussion of factors impacting the Company’s future net interest margin.

Loans, generally the Company’s highest earning assets, increased $36.4 million as of December 31, 2008, compared to December 31, 2007. See “Financial Condition – Loans” for further discussion of this increase. On an average balance basis, loans increased by $40.5 million for the year ended December 31, 2008. Loans decreased from 81.2% of average earning assets during 2007 to 77.9% in 2008. As a result of decreases in market interest rates from mid-September 2007 through December 2008 the year-to-date yield on the loan portfolio declined to 6.89% for the year ended December 31, 2008, compared to 7.71% for the year ended December 31, 2007. Even with the increase in loan balances, the decrease in yield resulted in interest revenue from loans decreasing 7.3% to $77.9 million for 2008. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This, in conjunction with recent decreases in market interest rates by the FRB, could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. The Company invests primarily in mortgage-backed securities issued by government-sponsored entities, U.S. Government Agencies, and high-grade municipals. Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is generally less than that of loans. Importantly, the Company never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC,” securities that caused many banks to incur losses in 2008.

Average investment securities increased $61.4 million in 2008 compared to the average balance during 2007.  As of year-end 2008 investment securities were $116.1 million greater than at year-end 2007.   See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2008.   Interest income on securities increased $3.7 million to $16.4 million for the year ended December 31, 2008, compared to $12.7 million for the year ended December 31, 2007. The average yield, on a tax equivalent basis, in the investment portfolio was 5.4% in 2008 compared to 5.3% in 2007. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $120.5 million or 11.9% during 2008. Of that increase, securities sold under agreement to repurchase, a new borrowing added during the first quarter of 2008 to manage the Company’s interest rate risk, increased $43.6 million, and interest-bearing deposits increased $95.0 million.

During 2008 the Company was able to grow average interest bearing deposits by $95.0 million. The increase was primarily in time and savings deposits, which grew $93.1 million, as lower cost interest bearing DDA increased by $1.9 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $22.4 million in 2008 as compared to $30.0 million in 2007. The average rate paid on interest-bearing deposits was 2.1% in 2008 and 3.1% in 2007. Since September 2007 the FRB has been lowering market rates. The Company has begun to feel this beneficial impact as the average rate paid on interest-bearing deposits declined to 1.6% in December 2008. The Company anticipates that this decline in deposit rates will continue into 2009.  See “Overview – Looking Forward: 2009 and Beyond” for a discussion of factors impacting the Company’s future deposit rates and their impact on net interest margin.

2007 Compared to 2006
Net interest income decreased 0.4% to $63.6 million during 2007. During 2006 net interest income was $63.8 million, representing an increase of 9.2% from 2005. On a fully tax equivalent basis, net interest income decreased 0.4% and totaled $65.1 million during 2007, compared to $65.4 million for 2006. As more fully discussed below, the decrease in net interest income was primarily due to increasing deposit costs, but, beginning in September 2007 the FRB began dropping market interest rates which has resulted in declining loan yields during the fourth quarter of 2007, a trend that continued into 2008.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2007, the Company’s net interest margin was 4.85% compared to 5.18% in 2006. Recent trends in: (1) market interest rates; and (2) competitive pricing of both loans and deposits continued to place pressure on the Company’s net interest margin.

Loans, generally the Company’s highest earning assets, increased $94.0 million as of December 31, 2007, compared to December 31, 2006. On an average balance basis, loans increased by $91.6 million for the year ended December 31, 2007. As a result of this loan growth, the mix of the Company’s earning assets improved as loans increased from 79.1% of average earning assets during 2006 to 81.2% in 2007. Despite decreases in market rates from mid- September through December 2007 the year-to-date yield on the loan portfolio remained almost unchanged at 7.71% for the year ended December 31, 2007, compared to 7.70% for the year ended December 31, 2006. Some of this resilience in loan yields is due to pricing floors that the Bank had placed in some of its customer loan agreements. However, these floors typically expire annually and are renegotiated based upon current market conditions. Even with no increase in yield, the growth in loan balances resulted in interest revenue from loans increasing 9.4% to $84.1 million for 2007. The Company experienced aggressive competitor pricing for loans to which it continued to respond in order to retain key customers. This, in conjunction with decreases in market interest rates by the FRB, placed even greater negative pressure on loan yields and net interest margin.

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

During 2007 the Company was able to grow average interest bearing deposits by $146.1 million. The increase was primarily in time deposits, which grew $130.2 million, as lower cost savings and interest bearing DDA increased by $15.9 million. Total interest expense on deposits was $30.0 million in 2007 as compared to $18.6 million in 2006. The average rate paid on interest-bearing deposits was 3.1% in 2007 and 2.2% in 2006. This increase in rates is a result of the lagging impact of increases in market interest rates that occurred in mid-2004 through mid-2006. Since September 2007 the FRB has been lowering market rates. The Company has felt this impact as the average rate paid on interest-bearing deposits declined to 3.0% in December 2007.

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

The Company has established credit management policies and procedures that govern both the approval of new loans and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans to one borrower, and by restricting loans made primarily to its principal market area where management believes it is best able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk.” Management reports regularly to the Board of Directors regarding trends and conditions in the loan portfolio and regularly conducts credit reviews of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight.

Changes in the provision for loan losses between years are the result of management’s evaluation of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses, and the prevailing economic climate and its effect on borrowers’ ability to repay loans in accordance with the terms of the notes. The provision for loan losses totaled $8.0 million in 2008 compared to $1.5 million in 2007 and $275,000 in 2006. Net charge-offs during 2008 were $6.4 million, $3.9 million of which related to a second quarter resolution of a problem loan to one of the Bank’s customers. Net charge-offs represented 0.57% of average loans during 2008, a level that is low compared to the banking industry as a whole at the present time. See “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” and “Overview – Looking Forward: 2009 and Beyond.”

As of December 31, 2008, the allowance for loan losses was $20.0 million, which represented 1.7% of the total loan balance. At December 31, 2007, the allowance for loan losses was $18.5 million or 1.6% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of December 31, 2008, was adequate.

The following tables summarize the activity and the allocation of the allowance for losses for the years indicated.

(in thousands)	2008	2007	2006	2005	2004
Allowance for Loan Losses Beginning of Year	$18,483	$18,099	$17,860	$17,727	$17,220
Provision Charged to Expense	7,998	1,495	275	425	1,275
Charge Offs:
Commercial and Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	4,648	-	-	-	-
Residential 1st Mortgages	192	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	209	254	333	199	5
Commercial	1,405	722	121	442	700
Consumer	98	52	41	26	7
Credit Card	124	202	284	200	243
Other	101	143	60	-	-
Total Charge Offs	6,777	1,373	839	867	955
Recoveries:
Commercial and Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	60	79	75	376	26
Commercial	143	30	624	134	209
Consumer	9	11	37	19	32
Credit Card	27	42	26	46	31
Other	91	100	41	-	-
Total Recoveries	330	262	803	575	298
Net Charge-Offs	(6,447)	(1,111)	(36)	(292)	(657)
Less Reclassification Adjustment*	-	-	-	-	(111)
Total Allowance for Loan Losses	$20,034	$18,483	$18,099	$17,860	$17,727
*As of December 31, 2004, the Company reclassified $111,000 of the Allowance for Loan Losses that pertained to commitments under commercial and standby letters of credit to the “Other Liabilities” section of the Consolidated Balance Sheet.

Ratios:
Allowance for Loan Losses to:
Loans at Year End	1.70%	1.62%	1.72%	1.83%	2.04%
Average Loans	1.77%	1.70%	1.81%	1.98%	2.15%
Consolidated Net Charge-Offs to:
Loans at Year End	0.55%	0.10%	0.00%	0.03%	0.08%
Average Loans	0.57%	0.10%	0.00%	0.03%	0.08%

For a description of the Company's policy regarding the Allowance for Loan Losses, see Note 1 located in "Item 8. Financial Statements and Supplementary Data." The table below discloses a breakdown of the allowance for loan losses and the percent of loans in each category to total loans.

	Allowance Allocation at December 31,
	2008		2007		2006		2005		2004
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and Ag. Real Estate	$5,230	0.4%	$2,527	0.2%	$4,175	0.4%	$3,974	0.4%	$3,989	0.5%
Real Estate Construction	1,514	0.1%	2,896	0.3%	880	0.1%	1,088	0.1%	427	0.0%
Residential 1st Mortgages	992	0.1%	1,652	0.1%	1,373	0.1%	1,370	0.1%	1,147	0.1%
Home Equity Lines and Loans	1,781	0.2%	836	0.1%	436	0.0%	416	0.0%	170	0.0%
Agricultural	4,432	0.4%	5,335	0.5%	3,564	0.3%	1,786	0.2%	4,342	0.5%
Commercial	4,933	0.4%	3,923	0.3%	6,007	0.6%	8,317	0.9%	5,849	0.7%
Consumer	698	0.1%	346	0.0%	92	0.0%	89	0.0%	133	0.0%
Other	228	0.0%	815	0.1%	1,199	0.1%	543	0.1%	1,312	0.2%
Unallocated	226	0.0%	153	0.0%	373	0.0%	277	0.0%	358	0.0%
Total	$20,034	1.7%	$18,483	1.6%	$18,099	1.7%	$17,860	1.8%	$17,727	2.0%

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

2008 Compared to 2007
Non-interest income totaled $16.1 million, an increase of $609,000 or 3.9% from non-interest income of $15.4 million for 2007.

Service charges on deposit accounts totaled $7.1 million, a decrease of $143,000 or 1.9% from service charges on deposit accounts of $7.3 million in 2007. This decrease was due primarily to fees related to the Company’s Overdraft Privilege Service.

Net gain on investment securities was $1.5 million in 2008 compared to a loss of $1.7 million for 2007. During 2007 the Company recognized an impairment loss on investment securities. In both the second and fourth quarter of 2008 the Company sold selected investment securities which resulted in the net a gain of $1.5 million. See “Financial Condition-Investment Securities” for a discussion of the Company’s investment strategy.

During the second quarter of 2008 the Company determined that providing credit card and merchant processing services through third party strategic partners would result in a stronger, more competitive set of products with the potential for increased growth in future earnings. The sale of the credit card portfolio resulted in a gain of $1.0 million and the merchant portfolio $1.9 million. The sale of the merchant portfolio also resulted in a corresponding decrease in Credit Card Merchants Fees in the amount of $1.1 million or 49.1% from 2007, with a corresponding decrease in Credit Card Merchant Expense. See “Non-Interest Expense.”

ATM fees totaled $1.5 million, an increase of $105,000 or 7.6% over fees in 2007. The increase in these fees is due to the convenience and increased number of ATM’s at strategic locations, which benefit both customers and non-customers.

The Company allows executives who participate in non-qualified deferred compensation plans to self-direct the investment of their vested balances. See Note 12. located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Market value gains/losses on these plan balances fluctuate depending on the type of investments held and market trends in interest rates and stock prices. Losses on deferred compensation investments were $2.7 million in 2008 compared to a gain of $1.0 million in 2007. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Other non-interest income totaled $2.8 million in 2008, a decrease of $763,000 or 21.6% from 2007. This decrease was primarily due to the receipt in 2007 of an $869,000 liquidating dividend from the Company’s partial ownership in WESBA, a credit card processing company whose operating assets were sold during 2006 and subsequently liquidated in 2007.

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

Gains on deferred compensation investments increased $505,000 in 2007 to $1.1 million. See Note 12. located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans.  The Company allows executives who participate in non-qualified deferred compensation plans to self-direct the investment of their vested balances. Market value gains/losses on these plan balances fluctuate depending on the type of investments held and market trends in interest rates and stock prices.  Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Non-Interest Expense
Non-interest expense for the Company includes expenses for salaries and employee benefits, occupancy, equipment, supplies, legal fees, professional services, data processing, marketing, deposit insurance, merchant bankcard operations, and other miscellaneous expenses.

2008 Compared to 2007
Overall, non-interest expense totaled $40.1 million, a decrease of $1.8 million or 4.4% for the year ended December 31, 2008.

Salaries and employee benefits increased $722,000 or 2.7% primarily due to an increase in staff levels and overall salaries.

The Company allows executives who participate in non-qualified deferred compensation plans to self-direct the investment of their vested balances. See Note 12. located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Market value gains/losses on these plan balances fluctuate depending on the type of investments held and market trends in interest rates and stock prices. Losses on deferred compensation investments were $2.7 million in 2008 compared to a gain of $1.0 million in 2007. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

Equipment expense in 2008 totaled $2.6 million, a decrease of $217,000 or 7.5% from 2007. During 2007 some Company owned automobiles and ATM machines were fully depreciated which reduced depreciation expense for 2008 when compared to 2007.

Credit Card Merchant Expense decreased $812,000 or 49.5% in 2008. This was due to the sale of the merchant card portfolio during the second quarter of 2008.

ORE holding costs totaled $2.2 million in 2008 as compared to $0 in 2007. Due to the current economic climate the Company has acquired $4.8 million of other real estate, most of which is raw land. See “Financial Condition - Non-Performing Assets.” Included in the $2.2 million is $2.1 million related to the establishment of a reserve for ORE valuation adjustments.

Other non-interest expense declined $208,000, or 2.95%, to $6.8 million in 2008 compared to $7.0 million in 2007. This decrease was due to: (1) the elimination of certain costs associated with the Company’s credit card portfolio which was sold in June 2008; and (2) the decrease or elimination of other expenses that were determined not to be necessary for the successful operation of the Company.

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

Income Taxes
The provision for income taxes increased $727,000 during 2008. The effective tax rate in 2008 was 37.4% compared to 36.2% in 2007 and 36.4% in 2006. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance, California enterprise zone interest income exclusion, and tax-exempt interest income on municipal securities and loans.

Current tax law causes the Company’s current taxes payable to approximate or exceed the current provision for taxes on the income statement. Three provisions have had a significant effect on the Company’s current income tax liability: (1) the restrictions on the deductibility of loan losses; (2) deductibility of pension and other long-term employee benefits only when paid; and (3) the statutory deferral of deductibility of California franchise taxes on the Company’s federal return.

Financial Condition

Investment Securities
The investment portfolio provides the Company with an income alternative to loans. The debt securities in the Company’s investment portfolio have historically been comprised primarily of Mortgage-backed securities issued by federal government-sponsored entities, U.S. Government Agencies and high grade bank-qualified municipals.  Importantly, the Company never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC”, classes of securities that resulted in losses for many banks during 2008.

The Company’s investment portfolio at the end of 2008 was $363.7 million, an increase of $116.1 million or 46.9% from 2007.   During 2008 several key business decisions affected the size and composition of the Company’s investment portfolio:

▪
During 2006 the Company made a strategic investment in the equity securities of another bank holding company.  During 2007 impairment losses of $1.7 million were recorded on this investment as the market value of bank stocks in general, and this investment specifically, declined.  The Company began selling some of this stock in late 2007. During the first quarter of 2008 the final portion of this investment was sold.

▪
During the first three quarters of 2008, the Company grew the available-for-sale mortgage-backed securities portfolio as part of a leveraging strategy implemented to manage the Company’s interest rate risk. This increase in the investment portfolio was funded primarily through Repurchase Agreements.

▪
In November 2008 the Company sold approximately $35 million of held-to-maturity Agency securities for a gain of $722,000 as a result of increasing concerns regarding the failure of the U.S. Government to back this agency debt with its “full faith and credit” after the Agencies were placed into conservatorship during September 2008.  The Company took this action under the provisions of FAS 115 which allow for the sale of HTM securities where “there is evidence of a significant deterioration in the issuer’s creditworthiness.” See Note 2 located in “Item 8. Financial Statements and Supplementary Data.”

The Company’s investment portfolio at the end of 2007 was $247.6 million, an increase of $3.8 million or 1.6% from 2006. The investment portfolio remained relatively flat in 2007 as the Company deployed funds generated by deposit growth into its loan portfolio.

The Company's total investment portfolio represented 21.6% of the Company’s total assets during 2008 and 16.3% of the Company’s total assets during 2007. Not included in the investment portfolio are overnight investments in Federal Funds Sold. In 2008 average Federal Funds Sold on a year to date basis was $16.6 million compared to $10.4 million in 2007.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of December 31, 2008 and 2007, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Investment Portfolio
The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

	Available	Held to	Available	Held to	Available	Held to
	for Sale	Maturity	for Sale	Maturity	for Sale	Maturity
December 31: (in thousands)	2008		2007		2006
U. S. Agency	$-	$-	$-	$30,435	$-	$30,539
Municipal	10,231	64,765	9,979	66,375	11,274	69,910
Mortgage-backed Securities	276,176	5,133	126,144	6,731	109,385	8,677
Other	5,432	1,992	5,920	2,053	11,968	2,114
Total Book Value	$291,839	$71,890	$142,043	$105,594	$132,627	$111,240
Fair Value	$291,839	$71,538	$142,043	$106,253	$132,627	$110,132

Analysis of Investment Securities Available-for-Sale
The following table is a summary of the relative maturities and yields of the Company's investment securities Available-for-Sale as of December 31, 2008. Non-taxable municipal securities have been calculated on a fully taxable equivalent basis.

	Fair	Average
December 31, 2008 (in thousands)	Value	Yield
Municipal - Non-Taxable
One year or less	$1,738	7.27%
After one year through five years	1,017	6.85%
After ten years	7,476	7.99%
Total Non-Taxable Municipal Securities	10,231	7.76%
Mortgage-backed Securities
After five years through ten years	12,026	4.45%
After ten years	264,150	5.47%
Total Mortgage-backed Securities	276,176	5.43%
Other
One year or less	5,432	4.99%
Total Other Securities	5,432	4.99%
Total Investment Securities Available-for-Sale	$291,839	5.50%

Note:  The average yield for floating rate securities is calculated using the current stated yield.

Analysis of Investment Securities Held-to-Maturity
The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2008. Non-taxable municipal securities have been calculated on a fully taxable equivalent basis.

	Book	Average
December 31, 2008 (in thousands)	Value	Yield
Municipal - Non-Taxable
One year or less	$1,570	4.25%
After one year through five years	4,571	3.28%
After five years through ten years	24,686	3.89%
After ten years	33,938	6.00%
Total Non-Taxable Municipal Securities	64,765	4.96%
Mortgage-backed Securities
After five years through ten years	5,133	3.90%
Total Mortgage-Backed Securities	5,133	3.90%
Other
After five years through ten years	11	7.62%
After ten years	1,981	2.55%
Total Other Securities	1,992	2.58%
Total Investment Securities Held-to-Maturity	$71,890	4.82%

Loans
The Company's loan portfolio at December 31, 2008, increased $36.4 million or 3.2% from December 31, 2007. Most of the current year’s growth occurred in Commercial and Agricultural Real Estate Loans, market segments where the Company believes that current market rates and/or credit risks are more reasonable than in other loan segments.

Beginning in late 2006 and continuing through 2008, the Company purposely reduced its exposure to Real Estate Construction Loans as the residential housing market softened. Additionally, the Company’s Residential 1st Mortgage portfolio is comprised primarily of 15 and 20 year mortgages to local customers. The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio.

On an average balance basis, loans have increased $40.5 million or 3.7%. In 2007 average balances increased 9.2% or $91.6 million from the prior year. The following table sets forth the distribution of the loan portfolio by type and percent as of December 31st of the years indicated.

	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate	$271,856	23.0%	$245,926	21.5%	$242,033	23.1%	$222,323	22.8%	$240,267	27.6%
Agricultural Real Estate	227,166	19.3%	207,889	18.2%	168,425	16.1%	102,286	10.5%	87,745	10.1%
Real Estate Construction	75,472	6.4%	80,651	7.1%	95,378	9.1%	110,235	11.3%	62,446	7.2%
Residential 1st Mortgages	105,980	9.0%	109,764	9.6%	106,148	10.1%	107,769	11.0%	103,734	11.9%
Home Equity Lines and Loans	66,159	5.6%	65,953	5.8%	67,132	6.4%	69,013	7.1%	63,782	7.3%
Agricultural	216,610	18.4%	215,798	18.9%	183,589	17.5%	170,657	17.5%	151,002	17.4%
Commercial	202,636	17.2%	197,108	17.2%	165,412	15.8%	174,530	17.9%	142,133	16.4%
Consumer	12,004	1.0%	12,706	1.1%	13,949	1.3%	12,653	1.3%	11,933	1.4%
Credit Card	-	0.0%	5,499	0.5%	5,543	0.5%	5,353	0.5%	5,021	0.6%
Other	1,608	0.1%	1,856	0.2%	1,730	0.2%	952	0.1%	1,019	0.1%
Total Loans	1,179,491	100.0%	1,143,150	100.0%	1,049,339	100.0%	975,771	100.0%	869,082	100.0%
Less:
Unearned Income	2,127		2,181		2,427		2,514		2,174
Allowance for Loan Losses	20,034		18,483		18,099		17,860		17,727
Loans, Net	$1,157,330		$1,122,486		$1,028,813		$955,397		$849,181
There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company on December 31, 2008.

		Over One
		Year to	Over
	One Year	Five	Five
(in thousands)	or Less	Years	Years	Total
Commercial and Agricultural Real Estate	$12,542	$96,795	$389,684	$499,021
Real Estate Construction	54,886	15,590	4,996	75,472
Residential 1st Mortgages	1,762	5,620	98,598	105,980
Home Equity Lines and Loans	2	634	65,523	66,159
Agricultural	103,857	97,283	15,470	216,610
Commercial	108,725	63,545	30,366	202,636
Consumer, Credit Card & Other	2,741	9,503	1,369	13,613
Total	$284,515	$288,970	$606,006	$1,179,491
Rate Sensitivity:
Fixed Rate	$56,781	$119,302	$211,543	$387,626
Variable Rate	227,734	169,667	394,464	791,865
Total	$284,515	$288,969	$606,007	$1,179,491
Percent	24.12%	24.50%	51.38%	100.00%

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of December 31, 2008, the Company had entered into loan commitments amounting to $355.2 million compared to $440.2 million at December 31, 2007. In addition, letters of credit issued by the Company to guarantee the performance of a customer to a third party at December 31, 2008, and December 31, 2007, were $7.9 million and $8.4 million, respectively.

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

Interest income on non-accrual loans which would have been recognized during the year ended December 31, 2008, if all such loans had been current in accordance with their original terms, totaled $261,000.

Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements. The Company reported $4.8 million of ORE at December 31, 2008, and $251,000 at December 31, 2007. The increase in ORE during 2008 was primarily a result of the Company resolving a problem loan to one of the Bank’s customers.  The December 31, 2008, carrying value of $4.8 million is net of a $2.1 million reserve for ORE valuation adjustments.

The following table sets forth the amount of the Company's non-performing assets as of the dates indicated. These balances are reported net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, in the amounts of $473,000, $134,000, $27,000, $314,000 and $160,000, respectively:

	December 31,
(in thousands)	2008	2007	2006	2005	2004
Non-Accrual Loans
Commercial and Agricultural Real Estate	$3,635	$-	$3	$-	$53
Real Estate Construction	400	-	-	-	-
Residential 1st Mortgages	176	-	-	-	-
Home Equity Lines and Loans	191	-	-	94	-
Agricultural	-	-	-	93	-
Commercial	55	45	9	104	-
Consumer	-	6	-	-	-
Credit Card	-	-	-	-	-
Other	41	1	-	-	-
Total Non-Accrual Loans	4,498	52	12	291	53
Accruing Loans Past Due 90 Days or More
Commercial and Agricultural Real Estate	769	-	-	17	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Credit Card	-	17	15	22	11
Other	-	-	-	-	-
Total Accruing Loans Past Due 90 Days or More	769	17	15	39	11
Total Non-Performing Loans	$5,267	$69	$27	$330	$64
Other Real Estate Owned	$4,817	$251	$-	$-	$-
Non-Performing Loans as a Percent of Total Loans	0.45%	0.01%	0.00%	0.03%	0.01%
Allowance for Loan Losses as a Percent of Total Non-Performing Loans	380.37%	26786.96%	67033.33%	5412.12%	27698.44%

Although management believes that non-performing loans are generally well-secured and that potential losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses.

Except for those non-performing loans discussed above, the Company’s management is not aware of any loans as of December 31, 2008, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date.  However, a combination of the following economic conditions in the Company’s markets has the potential to create a situation where any borrower’s status can quickly change: (1) real estate and other asset values declined significantly throughout 2008 and the situation remains volatile; and (2) more recently, general economic conditions have deteriorated and unemployment and business failures are increasing.  As a result, borrowers who are current in their payments may have experienced deterioration in the value of their collateral below the amount outstanding on the loan, significantly increasing the potential of default if their income levels decline.   See “Part I, Item 1A. Risk Factors.”

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

During 2008 the Company once again experienced strong deposit growth as well as a continuing shift in the mix of deposits to higher yielding Time Deposits as customers sought to maximize the interest earned on their deposit balances.

The following table sets forth, by time remaining to maturity, the Company’s time deposits in amounts of $100,000 or more at December 31, 2008.

(in thousands)
Time Deposits of $100,000 or More
Three Months or Less	$163,641
Over Three Months Through Six Months	171,211
Over Six Months Through Twelve Months	52,469
Over Twelve Months	1,997
Total Time Deposits of $100,000 or More	$389,318
Refer to the Year-To-Date Average Balances and Rate Schedules located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

At December 31, 2008, deposits totaled $1.4 billion.  This represents an increase of 9.3% or $121.9 million from December 31, 2007. Core deposits (exclusive of Public Time Deposits) increased 9.4% over the same period.  Public Time Deposits totaled $156.0 million at December 31, 2008, an increase of $8.1 million since December 31, 2007, primarily because of the Company’s continued use of State of California time deposits for short-term funding needs instead of using FHLB Advances. See “Federal Home Loan Bank Advances.”

The primary area of deposit growth in 2008 has been in Time and Savings (which includes money market deposits) deposits as customers continue to move deposit balances from low or non-interest bearing accounts to higher-yielding Time and Savings deposits. Overall, Time deposits grew $50.3 million or 8.9% from December 31, 2007, and Savings deposits grew $51.4 million or 17.0% from December 31, 2007. However, as a result of a continuing focused calling program on selected deposit prospects, the Company has also experienced growth in Demand and Interest Bearing Transaction deposits in the amount of $20.2 million or 4.5% since December 31, 2007.

In December 2008, the Bank elected to participate in the provisions of the FDIC’s Temporary Liquidity Guarantee Program that provides full FDIC deposit insurance on all non-interest bearing transaction accounts even if they exceed the deposit insurance limit of $250,000 on other types of deposit accounts. See “Part I, Item 1. Business – Supervision and Regulation.”

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

Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank are another key source of funds to support earning assets. These advances are also used to manage the Bank’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB advances as of December 31, 2008, were $703,000 compared to $28.9 million as of December 31, 2007. This decrease of $28.2 million in borrowings was partially due to the Company’s management of its liquidity needs using State of California Time deposits (a strategy which it first implemented in 2006 since this source of funds generally has rates lower than FHLB advances) and repurchase agreements. The average rate on FHLB advances during 2008 was 2.9% compared to 5.3% in 2007.

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust preferred securities. See Note 19 located in “Item 8. Financial Statements and Supplementary Data.” Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital. See “Capital.” These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly (the next reset is March 16, 2009) and the rate was 4.72% as of December 31, 2008. The average rate paid for these securities in 2008 was 6.18% compared to 8.42% in 2007. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $156.5 million at December 31, 2008, and $143.4 million at the end of 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. For further information on the Company’s and the Bank’s risk-based capital ratios, see Note 10 located in “Item 8. Financial Statements and Supplementary Data.”

As previously discussed (see “Subordinated Debentures”), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of trust preferred securities. See Note 19 located in “Item 8. Financial Statements and Supplementary Data.” On March 1, 2005, the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of trust preferred securities (“TPS”) by bank holding companies (“BHCs”). Under the final rule BHCs may include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill. The quantitative limitation concerning goodwill will not be effective until March 31, 2009. Any portion of trust preferred securities not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations. The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company’s trust preferred securities currently qualify as Tier 1 capital.

In accordance with the provisions of Financial Accounting Standard Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the Company does not consolidate the subsidiary trust, which has issued the trust preferred securities.

In 1998, the Board approved the Company’s first stock repurchase program.  This program was extended and expanded in both 2004 and 2006. Most recently, on November 12, 2008, the Board of Directors approved increasing the funds available for the Company’s Common Stock Repurchase Program. The Board’s resolution authorized up to $20 million in repurchases over the four year period ending October 31, 2012. See Part II, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

During 2008 the Company repurchased 13,152 shares at an average share price of $449 per share. In 2007 the Company repurchased 11,821 shares at an average share price of $460. Since the second share repurchase program was expanded in 2006 the Company has repurchased over 33,000 shares for total consideration of $15.6 million.

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008, with Registrar and Transfer Company as Rights Agent. See Part II, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further explanation.

Based upon the Company’s strong capital position and continued earnings strength, the Company elected not to participate in the Federal Government’s 2008 TARP capital purchase program. See “Part I, Item 1A. Risk Factors.”

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the Company’s financial statements management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes that the most significant subjective judgments that it makes include the following:

•
Allowance for Loan Losses. As a financial institution which assumes lending and credit risks as a principal element in its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the allowance for loan losses is maintained at a level considered adequate by management to provide for losses that are inherent in the portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management employs a systematic methodology for determining the allowance for loan losses. On a quarterly basis, management reviews the credit quality of the loan portfolio and considers problem loans, delinquencies, internal credit reviews, current economic conditions, loan loss experience, and other factors in determining the adequacy of the allowance balance.

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

•
Fair Value. The Company discloses the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization. For additional information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” and Notes 13 and 14 located in “Item 8. Financial Statements and Supplementary Data.”

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”).” The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows. For additional information, see Note 1 and Note 7, located in “Item 8. Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations and Commitments

Off-balance sheet arrangements are any contractual arrangement to which an unconsolidated entity is a party, under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity, or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the Company, or engages in leasing, hedging, or research and development services with the Company.

Our most significant off-balance sheet arrangements are limited to: (1) the full and unconditional payment guarantee of accrued distributions relating to $10 million of Trust Preferred Securities issued by FMCB Statutory Trust (see Note 19 located in “Item 8. Financial Statements and Supplementary Data”); (2) derivative instruments indexed to the Prime Rate (see Note 15 located in “Item 8. Financial Statements and Supplementary Data”); (3) obligations under guarantee contracts such as financial and performance standby letters of credit for our credit customers (see Note 16 located in “Item 8. Financial Statements and Supplementary Data”); (4) unfunded commitments to lend (see Note 16 located in “Item 8. Financial Statements and Supplementary Data”); and (5) lease contracts (see Note 16 located in “Item 8. Financial Statements and Supplementary Data”). It is our belief that none of these arrangements expose us to any greater risk of loss than is already reflected on our balance sheet. We do not have any off-balance- sheet arrangements in which we have any retained or contingent interest as we do not transfer or sell our assets to entities in which we have a continuing involvement, any exposure to derivative instruments that are indexed to stock indices, nor any variable interests in any unconsolidated entity to which we may be a party.

The following table presents, as of December 31, 2008, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. For further information on the nature of each obligation type, see applicable note disclosures located in “Item 8. Financial Statements and Supplementary Data.”

Payments Due By Period
(in thousands)
Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Obligations	$2,284	$432	$758	$525	$569
FHLB Advances	703	-	-	-	703
Long-Term Subordinated Debentures	10,310	-	-	-	10,310
Deferred Compensation (1)	13,137	120	336	322	12,359
Total	$26,434	$552	$1,094	$847	$23,941

(1) These amounts represent payments to participants under the Company's non-qualified deferred compensation and supplemental retirement plans. See Note 12 located in “Item 8. Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Risk Management

The Company has adopted a Risk Management Plan, which aims to ensure the proper control and management of all risk factors inherent in the operation of the Company. Specifically, credit risk, interest rate risk, liquidity risk, compliance risk, strategic risk, reputation risk, and price risk can all affect the market risk of the Company. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by the Company may expose the Company to one or more of these risk factors.

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

Credit risk in the loan portfolio is controlled by limits on industry concentration, aggregate customer borrowings, and geographic boundaries. Standards on loan quality also are designed to reduce loan credit risk. Senior Management, Directors’ Committees, and the Board of Directors are regularly provided with information intended to identify, measure, control, and monitor the credit risk of the Company.

The Company’s methodology for assessing the appropriateness of the allowance is applied on a regular basis and considers all loans. The systematic methodology consists of two major elements. The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan, if one exists. Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

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

Based on the risk rating system, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the possibility of loss. Management performs a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral, and assessment of the guarantors. Management then determines the inherent loss potential and allocates a portion of the allowance for losses as a specific allowance for each of these credits.

The second phase is conducted by segmenting the loan portfolio by risk rating and into groups of loans with similar characteristics in accordance with SFAS No. 5, “Accounting for Contingencies.”  In this second phase, groups of loans with similar characteristics are reviewed and the appropriate allowance factor is applied based on the five-year average charge-off rate for each particular group of loans.

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

Management believes that the allowance for loan losses at December 31, 2008, was adequate to provide for both recognized probable losses and estimated inherent losses in the portfolio.  No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

Interest Rate Risk
The mismatch between maturities of interest sensitive assets and liabilities results in uncertainty in the Company’s earnings and economic value and is referred to as interest rate risk. The Company does not attempt to predict interest rates and positions the balance sheet in a manner which seeks to minimize, to the extent possible, the effects of changing interest rates.

The Company measures interest rate risk in terms of potential impact on both its economic value and earnings. The methods for governing the amount of interest rate risk include: (1) analysis of asset and liability mismatches (GAP analysis); (2) the utilization of a simulation model; and (3) limits on maturities of investment, loan, and deposit products which reduces the market volatility of those instruments.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At December 31, 2008, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.17% if rates increase by 200 basis points and an increase in net interest income of 1.38% if rates decline 100 basis points.

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

Liquidity Risk
Liquidity risk is the risk to earnings or capital resulting from the Company’s inability to meet its obligations when they come due without incurring unacceptable losses. It includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect the Company’s ability to liquidate assets or acquire funds quickly and with minimum loss of value. The Company endeavors to maintain a cash flow adequate to fund operations, handle fluctuations in deposit levels, respond to the credit needs of borrowers, and to take advantage of investment opportunities as they arise. The principal sources of liquidity include credit facilities from correspondent banks, brokerage firms, and the Federal Home Loan Bank, as well as interest and principal payments on loans and investments, proceeds from the maturity or sale of investments, and growth in deposits.

In general, liquidity risk is managed daily by controlling the level of Federal Funds and the use of funds provided by the cash flow from the investment portfolio. The Company maintains overnight investments in Federal Funds as a cushion for temporary liquidity needs. During 2008 Federal Funds Sold averaged $16.6 million. The Company maintains Federal Funds credit lines of $71 million with major banks subject to the customary terms and conditions for such arrangements and $50 million in repurchase lines with major brokers. In addition, the Company has additional borrowing capacity of $181.7 million from the Federal Home Loan Bank and $329.4 million from the Federal Reserve Bank.

At December 31, 2008, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $106.8 million, which represents 6.3% of total assets.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Perry-Smith LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, was engaged to express an opinion as to the fairness of presentation of such financial statements. Perry-Smith LLP was also engaged to assess the effectiveness of the Company’s internal control over financial reporting. The report of Perry-Smith LLP follows this report.

/s/ Kent A. Steinwert	/s/ Stephen W. Haley

Kent A. Steinwert	Stephen W. Haley
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Farmers & Merchants Bancorp
Lodi, California

We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008.  We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria").  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Farmers & Merchants Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

/s/ Perry-Smith LLP

Sacramento, California
March 3, 2009

Farmers & Merchants Bancorp
Consolidated Statements of Income
(in thousands except per share data)
	Year Ended December 31,
	2008	2007	2006
Interest Income
Interest and Fees on Loans	$77,924	$84,081	$76,872
Interest on Federal Funds Sold and Securities Purchased Under Agreements to Resell	424	538	49
Interest on Investment Securities:
Taxable	11,801	7,920	8,184
Exempt from Federal Tax	3,059	3,236	3,291
Total Interest Income	93,208	95,775	88,396

Interest Expense
Deposits	22,374	29,960	18,630
Borrowed Funds	1,773	1,397	5,164
Subordinated Debentures	637	868	827
Total Interest Expense	24,784	32,225	24,621

Net Interest Income	68,424	63,550	63,775
Provision for Loan Losses	7,998	1,495	275
Net Interest Income After Provision for Loan Losses	60,426	62,055	63,500

Non-Interest Income
Service Charges on Deposit Accounts	7,144	7,287	6,046
Net Gain (Loss) on Investment Securities	1,503	(1,707)	(2,168)
Credit Card Merchant Fees	1,109	2,181	2,124
Gain on Sale of Merchant Card Business	1,905	-	-
Gain on Sale of Credit Card Loan Portfolio	1,030	-	-
Increase in Cash Surrender Value of Life Insurance	1,785	1,737	1,645
ATM Fees	1,481	1,376	1,202
Net (Loss) Gain on Deferred Compensation Investments	(2,664)	1,047	349
Other	2,771	3,534	2,865
Total Non-Interest Income	16,064	15,455	12,063

Non-Interest Expense
Salaries and Employee Benefits	27,039	26,317	27,471
Net (Loss) Gain on Deferred Compensation Investments	(2,664)	1,047	349
Occupancy	2,651	2,559	2,455
Equipment	2,658	2,875	3,218
Credit Card Merchant Expense	828	1,640	1,569
Marketing	532	463	1,167
OREO Holding Costs	2,223	-	-
Other	6,836	7,044	6,892
Total Non-Interest Expense	40,103	41,945	43,121

Income Before Income Taxes	36,387	35,565	32,442
Provision for Income Taxes	13,597	12,870	11,813
Net Income	$22,790	$22,695	$20,629
Earnings Per Share	$28.69	$28.05	$25.25

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Balance Sheets
(in thousands except share data)
	December 31,
Assets	2008	2007
Cash and Cash Equivalents:
Cash and Due from Banks	$46,774	$50,240
Federal Funds Sold and Securities Purchased Under Agreements to Resell	14,000	1,150
Total Cash and Cash Equivalents	60,774	51,390

Investment Securities:
Available-for-Sale	291,839	142,043
Held-to-Maturity	71,890	105,594
Total Investment Securities	363,729	247,637

Loans:	1,177,364	1,140,969
Less: Allowance for Loan Losses	20,034	18,483
Loans, Net	1,157,330	1,122,486

Premises and Equipment, Net	21,653	20,188
Bank Owned Life Insurance	41,965	40,180
Interest Receivable and Other Assets	38,986	37,291
Total Assets	$1,684,437	$1,519,172

Liabilities
Deposits:
Demand	$319,318	$307,299
Interest-Bearing Transaction	146,879	138,665
Savings	353,055	301,678
Time	613,450	563,148
Total Deposits	1,432,702	1,310,790

Securities Sold Under Agreement to Repurchase	60,000	-
Federal Home Loan Bank Advances	703	28,954
Subordinated Debentures	10,310	10,310
Interest Payable and Other Liabilities	24,177	25,700
Total Liabilities	1,527,892	1,375,754

Commitments & Contingencies (See Note 16)
Shareholders' Equity
Preferred Stock: No Par Value. 1,000,000 Authorized, None Issued or Outstanding	-	-
Common Stock: Par Value $0.01, 20,000,000 Shares Authorized, 786,960 and 800,112 Issued and Outstanding at December 31, 2008 and 2007, respectively	8	8
Additional Paid-In Capital	78,527	84,437
Retained Earnings	72,350	57,990
Accumulated Other Comprehensive Gain	5,660	983
Total Shareholders' Equity	156,545	143,418
Total Liabilities and Shareholders' Equity	$1,684,437	$1,519,172

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders' Equity
(in thousands except share and per share data)
					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Gain (Loss)	Equity
Balance, December 31, 2005	823,651	$8	$95,862	$29,463	$(1,685)	$123,648
Net Income				20,629		20,629
Cash Dividends Declared on Common Stock ($8.55 per share)				(6,966)		(6,966)
Repurchase of Stock	(11,718)		(5,936)			(5,936)
Change in Net Unrealized Gains on Derivative Instruments					(7)	(7)
Change in Net Unrealized Loss on Securities Available-for-Sale					972	972
Balance, December 31, 2006	811,933	8	89,926	43,126	(720)	132,340
Net Income				22,695		22,695
Cash Dividends Declared on Common Stock ($9.70 per share)				(7,831)		(7,831)
Repurchase of Stock	(11,821)		(5,489)			(5,489)
Change in Net Unrealized Gains on Derivative Instruments					2	2
Change in Net Unrealized Loss on Securities Available-for-Sale					1,701	1,701
Balance, December 31, 2007	800,112	8	84,437	57,990	983	143,418
Net Income				22,790		22,790
Cash Dividends Declared on Common Stock ($10.65 per share)				(8,430)		(8,430)
Repurchase of Stock	(13,152)		(5,910)			(5,910)
Change in Net Unrealized Gain on Securities Available-for-Sale					4,677	4,677
Balance, December 31, 2008	786,960	$8	$78,527	$72,350	$5,660	$156,545

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Comprehensive Income
(in thousands)
	Year Ended December 31,
	2008	2007	2006
Net Income	$22,790	$22,695	$20,629

Other Comprehensive Income
Unrealized Gains (Losses) on Derivative Instruments:
Reclassification adjustment for realized gains included in net income, net of related income tax effects of $0, $1 and $(6) for the years ended December 31, 2008, 2007 and 2006, respectively.	-	2	(7)

Unrealized Gains (Losses) on Securities:
Unrealized holding gains (losses) arising during the period, net of income tax effects of $4,026, $517 and $(206) for the years ended December 31, 2008, 2007 and 2006, respectively.	5,548	712	(284)

Less: Reclassification adjustment for realized (gains) losses included in net income, net of related income tax effects of $(632), $718, and $912 for the years ended December 31,2008, 2007 and 2006, respectively.	(871)	989	1,256
Total Other Comprehensive Income	4,677	1,703	965

Comprehensive Income	$27,467	$24,398	$21,594

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows
(in thousands)
	Year Ended December 31,
	2008	2007	2006
Operating Activities
Net Income	$22,790	$22,695	$20,629
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	7,998	1,495	275
Depreciation and Amortization	1,878	1,933	1,892
Provision for Deferred Income Taxes	(995)	(2,316)	(1,169)
Net Amortization (Accretion) of Investment Security Premium & Discounts	301	213	(166)
Net (Gain) Loss on Investment Securities	(1,503)	1,707	2,168
Net Gain on Sale of Property & Equipment	(15)	(12)	(6)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(5,879)	(5,338)	(9,133)
Net (Decrease) Increase in Interest Payable and Other Liabilities	(1,523)	3,177	6,329
Net Cash Provided by Operating Activities	23,052	23,554	20,819
Investing Activities
Securities Available-for-Sale:
Purchased	(240,063)	(43,577)	(72,910)
Sold, Matured or Called	99,268	35,254	98,041
Securities Held-to-Maturity:
Purchased	(4,500)	(2,424)	(7,347)
Sold, Matured or Called	38,476	7,994	5,964
Net Loans Originated or Acquired	(43,172)	(95,430)	(74,494)
Principal Collected on Loans Previously Charged Off	330	262	803
Net Additions to Premises and Equipment	(3,349)	(1,625)	(4,866)
Proceeds from Sale of Property & Equipment	21	12	6
Net Cash Used by Investing Activities	(152,989)	(99,534)	(54,803)
Financing Activities
Net Increase (Decrease) in Demand, Interest-Bearing Transaction and Savings Deposits	71,610	48,606	(48,256)
Net Increase in Time Deposits	50,302	63,656	143,444
Net Decrease in Federal Funds Purchased	-	-	(650)
Securities Sold Under Agreement to Repurchase	60,000	-	-
Net Decrease in Federal Home Loan Bank Advances	(28,251)	(18,578)	(51,315)
Stock Repurchases	(5,910)	(5,489)	(5,936)
Cash Dividends	(8,430)	(7,831)	(6,966)
Net Cash Provided by Financing Activities	139,321	80,364	30,321
Increase (Decrease) in Cash and Cash Equivalents	9,384	4,384	(3,663)
Cash and Cash Equivalents at Beginning of Year	51,390	47,006	50,669
Cash and Cash Equivalents at End of Year	$60,774	$51,390	$47,006
Supplementary Data
Cash Payments Made for Income Taxes	$16,100	$14,995	$12,138
Interest Paid	$26,552	$31,287	$22,857

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

The Company’s other subsidiaries include F & M Bancorp, Inc. and FMCB Statutory Trust I. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank. During 2002 the Company completed a fictitious name filing in California to begin using the streamlined name “F & M Bank” as part of a larger effort to enhance the Company’s image and build brand name recognition. In December 2003 the Company formed a wholly owned subsidiary, FMCB Statutory Trust I. FMCB Statutory Trust I is a non-consolidated subsidiary per generally accepted accounting principles (GAAP) and was formed for the sole purpose of issuing Trust Preferred Securities. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and prevailing practice within the banking industry. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation
The accompanying consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and with the instructions to Form 10-K and Article 9 of Regulation S-X.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the recorded amount of the loan in the Consolidated Balance Sheet is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the observable or estimated market price of the loan, or on the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is reported on a cash basis.

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

The factors evaluated in connection with the allowance may include existing general economic and business conditions affecting the key lending areas of the Company, current levels of problem loans and delinquencies, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions, recent loss experience, duration of the current business cycle, bank regulatory examination results, and findings of the Company’s internal credit examiners.

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

Premises and Equipment
Premises, equipment, and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight line method over the estimated useful lives of the assets. Estimated useful lives of buildings range from 30 to 40 years, and for furniture and equipment from 3 to 7 years. Leasehold improvements are amortized over the lesser of the terms of the respective leases, or their useful lives, which are generally 5 to 10 years. Remodeling and capital improvements are capitalized while maintenance and repairs are charged directly to occupancy expense.

Other Real Estate
Other real estate, which is included in other assets, is expected to be sold and is comprised of properties no longer utilized for business operations and property acquired through foreclosure in satisfaction of indebtedness. These properties are recorded at fair value less estimated selling costs upon acquisition. Revised estimates to the fair value less cost to sell are reported as adjustments to the carrying amount of the asset, provided that such adjusted value is not in excess of the carrying amount at acquisition. Initial losses on properties acquired through full or partial satisfaction of debt are treated as credit losses and charged to the allowance for loan losses at the time of acquisition. Subsequent declines in value from the recorded amounts, routine holding costs, and gains or losses upon disposition, if any, are included in non-interest income or expense as incurred.

Income Taxes
The Company uses the liability method of accounting for income taxes. This method results in the recognition of deferred tax assets and liabilities that are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The deferred provision for income taxes is the result of the net change in the deferred tax asset and deferred tax liability balances during the year. This amount, combined with the current taxes payable or refundable, results in the income tax expense for the current year.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”).”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. Only tax provisions that met the more-likely-than-not recognition threshold on January 1, 2007, were recognized or continue to be recognized.

The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Dividends and Earnings Per Share
The Company’s common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. See Note 11.

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

The Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of December 31, 2008.

Comprehensive Income
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that generally accepted accounting principles recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income includes net income and changes in fair value of its available-for-sale investment securities and cash flow hedges.

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:
(in thousands)

	Amortized	Gross Unrealized		Fair/Book
December 31, 2008	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$10,224	$7	$-	$10,231
Mortgage-backed Securities	266,416	9,761	1	276,176
Other	5,432	-	-	5,432
Total	$282,072	$9,768	$1	$291,839

	Amortized	Gross Unrealized		Fair/Book
December 31, 2007	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$9,957	$22	$-	$9,979
Mortgage-backed Securities	124,470	1,778	104	126,144
Other	5,920	-	-	5,920
Total	$140,347	$1,800	$104	$142,043

Included with the 2008 available-for-sale “Other Securities Fair/Book Value” total of $5.4 million was $5.1 million of FHLB stock. Included with the 2007 available-for-sale “Other Securities Fair/Book Value” total of $5.9 million was $4.8 million of FHLB stock.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows: (in thousands)

	Book	Gross Unrealized		Fair
December 31, 2008	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$64,765	$529	$988	$64,306
Mortgage-backed Securities	5,133	107	-	5,240
Other	1,992	-	-	1,992
Total	$71,890	$636	$988	$71,538

	Book	Gross Unrealized		Fair
December 31, 2007	Value	Gains	Losses	Value
Securities of U.S. Government Agencies	$30,435	$352	$5	$30,782
Obligations of States and Political Subdivisions	66,375	460	122	66,713
Mortgage-backed Securities	6,731	-	28	6,703
Other	2,053	2	-	2,055
Total	$105,594	$814	$155	$106,253

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

In November 2008 the Company sold approximately $35 million of held-to-maturity Agency securities for a gain of $722,000 as a result of increasing concerns regarding the failure of the U.S. Government to back this agency debt with its “full faith and credit” after the Agencies were placed into conservatorship during September 2008.  The Company took this action under the provisions of FAS 115, which allow for the sale of held-to-maturity securities where “there is evidence of a significant deterioration in the issuer’s creditworthiness.”

The remaining principal maturities of debt securities as of December 31, 2007, and 2006 are shown in the following tables. Mortgage-Backed Securities are presented based on expected maturities. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After 1	After 5		Total
Securities Available-for-Sale	Within	but	but	Over	Fair
December 31, 2008 (in thousands)	1 Year	Within 5	Within 10	10 years	Value
Obligations of States and Political Subdivisions	$1,738	$1,017	$-	$7,476	$10,231
Mortgage-backed Securities	-	-	12,026	264,150	276,176
Other	5,432	-	-	-	5,432
Total	$7,170	$1,017	$12,026	$271,626	$291,839
2007 Totals	$8,360	$3,693	$1,561	$128,429	$142,043

		After 1	After 5		Total
Securities Held-to-Maturity	Within	but	but	Over	Book
December 31, 2008 (in thousands)	1 Year	Within 5	Within 10	10 years	Value
Obligations of States and Political Subdivisions	$1,570	$4,571	$24,686	$33,938	$64,765
Mortgage-backed Securities	-	-	5,133	-	5,133
Other	-	-	11	1,981	1,992
Total	$1,570	$4,571	$29,830	$35,919	$71,890
2007 Totals	$5,340	$41,314	$16,349	$42,591	$105,594

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated.

	Less Than 12 Months		12 Months or More		Total
December 31, 2008 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of States and Political Subdivisions	$24,092	$988	$-	$-	$24,092	$988
Mortgage-backed Securities	9,858	1	-	-	9,858	1
Other	-	-	-	-	-	-
Total	$33,950	$989	$-	$-	$33,950	$989

	Less Than 12 Months		12 Months or More		Total
December 31, 2007 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities of U.S. Government Agencies	$-	$-	$9,995	$5	$9,995	$5
Obligations of States and Political Subdivisions	4,974	33	14,338	89	19,312	122
Mortgage-backed Securities	-	-	19,057	132	19,057	132
Other	-	-	-	-	-	-
Total	$4,974	$33	$43,390	$226	$48,364	$259

As of December 31, 2008, the Company held 170 investment securities of which 56 were in a loss position for less than twelve months. No securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Obligations of States and Political Subdivisions
The unrealized losses on the Company's investments in obligations of states and political subdivisions were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Mortgage-backed Securities
The unrealized losses on the Company's investment in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Proceeds from sales of securities available-for-sale were as follows:
(in thousands)	Gross	Gross	Gross
	Proceeds	Gains	Losses
2008	$71,255	$933	$216
2007	2,006	1	11
2006	63,760	1	2,169

As of December 31, 2008, securities carried at $295,898,000 were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2007, was $218,687,000.

3. Loans and Allowance for Loan Losses

Loans as of December 31 consisted of the following:
(in thousands)	2008	2007
Commercial Real Estate	$271,856	$245,926
Agricultural Real Estate	227,166	207,889
Real Estate Construction	75,472	80,651
Residential 1st Mortgages	105,980	109,764
Home Equity Lines and Loans	66,159	65,953
Agricultural	216,610	215,798
Commercial	202,636	197,108
Consumer and Other	13,612	20,061
Subtotal	1,179,491	1,143,150
Deferred Loan Origination Fees, Net	(2,127)	(2,181)
Allowance for Loan Losses	(20,034)	(18,483)
Net Loans	$1,157,330	$1,122,486

At December 31, 2008, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $314.9 million and $438.7 million, respectively. The borrowing capacity on these loans was $181.2 million from and FHLB and $329.4 million from the FRB. There were no outstanding borrowings against these loans at December 31, 2008.

Changes in the allowance for loan losses consisted of the following:
(in thousands)	2008	2007	2006
Balance, January 1	$18,483	$18,099	$17,860
Provision Charged to Operating Expense	7,998	1,495	275
Recoveries of Loans Previously Charged Off	330	262	803
Loans Charged Off	(6,777)	(1,373)	(839)
Balance, December 31	$20,034	$18,483	$18,099

All impaired loans have been assigned a related allowance for loan losses. As of December 31, 2008, the total recorded investment in impaired loans was $4.9 million and $52,000, respectively. The balances are reported net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies in the amount of $0 and $134,000, respectively. The related allowance for impaired loans was $1.2 million and $28,000 for the years ended 2008 and 2007, respectively. The average balance of impaired loans was $3.5 million, $427,000, and $250,000 for the years ended 2008, 2007, and 2006, respectively. Interest income reported on impaired loans in 2008 was $1,000 and none in 2007 and 2006. Nonaccrual loans at December 31, 2008 and 2007 were $4.5 million and $52,000, respectively. These balances are reported net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, in the amounts of $0 and $134,000, respectively. Interest income forgone on loans placed on non-accrual status was $261,000, $31,000, and $15,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

4. Premises and Equipment

Premises and equipment as of December 31, consisted of the following:
(in thousands)	2008	2007
Land and Buildings	$27,839	$24,288
Furniture, Fixtures, and Equipment	17,985	18,457
Leasehold Improvements	2,044	2,368
Subtotal	47,868	45,113
Less: Accumulated Depreciation and Amortization	26,215	24,925
Total	$21,653	$20,188

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $1,878,000, $1,933,000, and $1,892,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Total rental expense for premises was $359,000, $496,000, and $375,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Rental income was $181,000, $153,000, and $116,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

5. Other Real Estate

The Bank reported $4.8 million in other real estate at December 31, 2008, and $251,000 in 2007. Other real estate includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at the lower of cost or fair value less selling costs determined at the date acquired. Losses arising from properties acquired through foreclosure are charged against the allowance for loan losses. Subsequent declines in value, routine holding costs, and net gains or losses on disposition are included in other operating expense as incurred. Other real estate is reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets.

6. Time Deposits

Time Deposits of $100,000 or more as of December 31 were as follows:
(in thousands)	2008	2007
Balance	$389,318	$388,291
At December 31, 2008, the scheduled maturities of time deposits were as follows:

(in thousands)	Scheduled Maturities
2009	$602,697
2010	6,680
2011	4,053
2012	20
Total	$613,450

7. Income Taxes

Current and deferred income tax expense (benefit) provided for the years ended December 31 consisted of the following:

(in thousands)	2008	2007	2006
Current
Federal	$10,591	$11,340	$9,443
State	4,001	3,984	3,539
Total Current	14,592	15,324	12,982
Deferred
Federal	(780)	(1,963)	(950)
State	(215)	(491)	(219)
Total Deferred	(995)	(2,454)	(1,169)
Total Provision for Taxes	$13,597	$12,870	$11,813

The total provision for income taxes differs from the federal statutory rate as follows:
 (in thousands)

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Tax Provision at Federal Statutory Rate	$12,735	35.0%	$12,448	35.0%	$11,355	35.0%
Interest on Obligations of States and Political Subdivisions Exempt from Federal Taxation	(994)	(2.7)%	(1,014)	(2.9)%	(1,062)	(3.3)%
State and Local Income Taxes, Net of Federal Income Tax Benefit	2,461	6.8%	2,331	6.6%	2,158	6.7%
Bank Owned Life Insurance	(610)	(1.7)%	(640)	(1.8)%	(675)	(2.1)%
Other, Net	5	0.0%	(255)	(0.7)%	37	0.1%
Total Provision for Taxes	$13,597	37.4%	$12,870	36.2%	$11,813	36.4%

The components of net deferred tax assets as of December 31 are as follows:
(in thousands)	2008	2007
Deferred Tax Assets
Allowance for Loan Losses	$8,483	$7,831
Accrued Liabilities	2,710	2,608
Deferred Compensation	3,904	4,299
State Franchise Tax	1,400	1,416
Impairment and Capital Loss Carry Forward	298	352
Interest on Non-Accrual Loans	110	13
Restructured Loan Interest	3	-
ORE Writedown	872	-
Total Deferred Tax Assets	$17,780	$16,519
Deferred Tax Liabilities
Premises and Equipment	$(434)	$(388)
Securities Accretion (zero coupon securities)	(696)	(591)
Unrealized Gain on Securities Available-for-Sale	(4,107)	(713)
Other	(521)	(406)
Total Deferred Tax Liabilities	(5,758)	(2,098)
Net Deferred Tax Assets	$12,022	$14,421

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

8. Short Term Borrowings

As of December 31, 2008 and 2007, the Company had unused lines of credit available for short term liquidity purposes of $632 million and $444 million, respectively. Federal Funds purchased and advances from the Federal Reserve Bank are generally issued on an overnight basis. There were no Federal Funds purchased or advances from the Federal Reserve Bank at December 31, 2008 and 2007.

9. Federal Home Loan Bank Advances

The Company’s advances from the Federal Home Loan Bank of San Francisco consist of the following as of December 31,

(in thousands)	2008	2007
5.60% amortizing note, interest and principal payable monthly with final maturity of September 25, 2018.	$703	$754
3.80% fixed rate credit advance, interest payable daily with a maturity of January 2, 2008	-	20,000
3.30% fixed rate credit advance, interest payable daily with a maturity of January 2, 2008	-	8,200
Total	$703	$28,954

In accordance with the Collateral Pledge and Security Agreement, advances are secured by all Federal Home Loan Bank stock held by the Company and by agency and mortgage-backed securities with carrying values of $1.3 million. At December 31, 2008, $314.9 million in loans were approved for pledging as collateral on borrowing lines with the FHLB. The borrowing capacity on these loans was $181.2 million. There were no outstanding borrowings against these loans at December 31, 2008.

10. Shareholders' Equity

From 1975 through 2005 the Company issued an annual 5% stock dividend. In 2006 the stock dividend was discontinued. Earnings and cash dividends per share amounts have been restated where applicable for stock dividends.

In 1998, the Board approved the Company’s first stock repurchase program.  This program was extended and expanded in both 2004 and 2006.   Most recently, on November 12, 2008, The Board of Directors approved increasing the funds available for the Company’s Common Stock Repurchase Program. The Board’s resolution authorized up to $20 million in repurchases over the four year period ending October 31, 2012.

Repurchases under the program will continue to be made on the open market or through private transactions. The repurchase program also requires that no purchases may be made if the Bank would not remain “well-capitalized” after the repurchase. All shares repurchased under the repurchase program will be retired.

Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. Under regulations controlling California state chartered banks, the Bank is, to some extent, limited in the amount of dividends that can be paid to shareholders without prior approval of the California Department of Financial Institutions. These regulations require approval if total dividends declared by a state chartered bank in any calendar year exceed the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. As of December 31, 2008, the Bank could declare dividends of $28,197,000 without approval of the California Department of Financial Institutions.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the following table of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Recently, the Federal Government passed the Emergency Economic Stabilization Act of 2008, which, among other measures, authorized the Treasury Department to create a capital purchase program, pursuant to which it provides access to Tier 1 capital through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. Based upon the Company’s strong capital position and continued earnings strength, the Company elected not to participate in the capital purchase program.

(in thousands)	Actual		Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$178,814	12.61%	$113,485	8.0%	$141,856	10.0%
Total Consolidated Capital to Risk Weighted Assets	$178,648	12.59%	$113,489	8.0%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$161,052	11.35%	$56,742	4.0%	$85,114	6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$160,885	11.34%	$56,744	4.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$161,052	9.76%	$65,985	4.0%	$82,482	5.0%
Tier 1 Consolidated Capital to Average Assets	$160,885	9.73%	$66,134	4.0%	N/A	N/A

December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$165,398	11.93%	$110,917	8.0%	$138,646	10.0%
Total Consolidated Capital to Risk Weighted Assets	$169,837	12.21%	$111,272	8.0%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$148,052	10.68%	$55,458	4.0%	$83,188	6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$152,435	10.96%	$55,636	4.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$148,052	10.07%	$58,827	4.0%	$73,534	5.0%
Tier 1 Consolidated Capital to Average Assets	$152,435	10.34%	$58,951	4.0%	N/A	N/A

11. Dividends and Earnings Per Share

Total cash dividends during 2008 were $8,430,000 or $10.65 per share of common stock, an increase of 9.8% from $7,831,000 or $9.70 per share in 2007. In 2006, cash dividends totaled $6,966,000 or $8.55 per share.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The table below calculates the earnings per share for the periods indicated.

(net income in thousands)	2008	2007	2006
Net Income	$22,790	$22,695	$20,629
Average Number of Common Shares Outstanding	794,239	809,057	817,044
Per Share Amount	$28.69	$28.05	$25.25

12. Employee Benefit Plans

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $790,000, $780,000, and $775,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $800,000, $780,000, and $727,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

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

The Company made contributions to the Indexed Retirement Plan of $847,000, $829,000 and $856,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s total accrued liability under the Indexed Retirement Plan was $3.85 million and $3.88 million as of December 31, 2008, and 2007, respectively. The balance in each participant’s account is 0% vested during the first five years of employment and becomes fully vested after five years of employment.

The Company has purchased single premium life insurance policies on the lives of the Indexed Retirement Plan participants as well as certain other employees of the Company. These policies provide: (1) financial protection to the Company in the event of the death of a key employee; and (2) since the interest earned on the cash surrender value of the policies is tax exempt as long as the policies are used to finance employee benefits, significant income to the Company to offset the expense associated with the Indexed Retirement Plan and other employee benefit plans. As compensation to each employee for agreeing to allow the Company to purchase an insurance policy on his or her life, split dollar agreements have been entered into with those employees. These agreements provide for a division of the life insurance death proceeds between the Company and each employee’s designated beneficiary or beneficiaries.

The Company earned tax exempt interest on the life insurance policies of $1.8 million for the year ended December 31, 2008, $1.7 million for the year ended December 31, 2007, and $1.6 million for the year ended December 31, 2006. As of December 31, 2008 and 2007, the total cash surrender value of the insurance policies was $42.0 million and $40.2 million, respectively.

Deferred Bonus and Executive Retention Plans
The Company, through the Bank, sponsors Deferred Bonus and Executive Retention Plans for certain employees. Both plans grant bonuses based on the long-term cumulative profitability and increase in market value of the Company. The Company made contributions to both plans of $722,000, $732,000, and $1.4 million for the years ended December 31, 2008, 2007, and 2006, respectively. Benefits pursuant to the Deferred Bonus Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested. Benefits pursuant to the Executive Retention Plan vest 10% per year beginning in 2005 and after ten years are fully vested. The Company’s total accrued liability under the Deferred Bonus and Executive Retention Plans was $4.4 million and $4.7 million as of December 31, 2008 and 2007, respectively.

13. Fair Value of Financial Instruments

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

The following table summarized the book value and estimated fair value of financial instruments as of December 31:

	2008		2007
(in thousands)	Carrying	Estimated	Carrying	Estimated
ASSETS:	Amount	Fair Value	Amount	Fair Value
Cash and Cash Equivalents	$60,774	$60,774	$51,390	$51,390
Investment Securities Held-to-Maturity	71,890	71,454	105,594	106,253
Investment Securities Available-for-Sale	291,839	291,839	142,043	142,043
Loans, Net of Deferred Loan Origination Fees	1,177,364	1,192,946	1,140,969	1,147,264
Cash Surrender Value of Life Insurance Policies	41,965	41,965	40,180	40,180
Accrued Interest Receivable	7,250	7,250	8,830	8,830
LIABILITIES:
Deposits:
Non-Interest Bearing	319,318	319,318	307,299	307,299
Interest-Bearing	1,113,384	1,116,389	1,003,491	1,003,303
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,703	62,434	28,954	28,988
Subordinated Debentures	10,310	7,441	10,310	10,184
Accrued Interest Payable	3,067	3,067	4,835	4,835

The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and due from banks, federal funds sold, and securities purchased under agreements to resell are a reasonable estimate of fair value.

Investment Securities: Fair values for investment securities are based on quoted market prices or dealer quotes, where available. If quoted market prices or dealer quotes are not available, fair values are based on quoted market prices of comparable instruments.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed-rate loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

Cash Surrender Value of Life Insurance Policies: The fair value of life insurance policies are based on cash surrender values at each reporting date as provided by the insurers.

Deposit Liabilities: The fair value of demand deposits, interest bearing transaction accounts, and savings accounts is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated by discounting expected future cash flows utilizing interest rates currently being offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

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

Limitations: Fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008, and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above.

14. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require, or permit, assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. See Note 3 to these Consolidated Financial Statements. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. Otherwise, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate (“ORE”) is reported at fair value on a non-recurring basis. When the fair value of the ORE is based on an observable market price or a current appraised value which uses observable data, the Company records the ORE as nonrecurring Level 2. Otherwise, the Company records the ORE as nonrecurring Level 3. Other real estate is reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements At December 31, 2008, Using
(in thousands)	Fair Value December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$291,839	$-	$291,839	$-
Total Assets Measured at Fair Value On a Recurring Basis	$291,839	$-	$291,839	$-

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements At December 31, 2008, Using
(in thousands)	Fair Value December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$3,736	$-	$3,736	$-
Other Real Estate	4,817	-	4,817	-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$8,553	$-	$8,553	$-

Impaired loans and ORE are measured for impairment using the fair value of the collateral because the loans/ORE are considered to be collateral dependent. Impaired loans were $4.9 million with an allowance for loan losses of $1.2 million and ORE was $6.9 million with a valuation allowance of $2.1 million.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  The Company adopted SFAS 159 on January 1, 2008, and has not elected the fair value option for any financial assets or liabilities at December 31, 2008.

15. Derivative Instruments and Hedging Activities

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

The Company records interest rate swaps at fair value. Because the transactions meet the criteria for a cash-flow hedge, changes in fair value are reported in other comprehensive income (loss). In the event that a portion of the hedge becomes ineffective, the ineffective portion of the derivative’s change in fair value is immediately recognized in earnings. The Company recognized a deferred gain on an interest rate swap agreement in the amount of $37,500 in 2006 and none in 2007 or 2008.

16. Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These instruments include commitments to extend credit, letters of credit, and financial guarantees that are not reflected in the Consolidated Balance Sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer's creditworthiness are performed on a case-by-case basis.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. The Company had standby letters of credit outstanding of $7,902,000 at December 31, 2008, and $8,409,000 at December 31, 2007. Outstanding standby letters of credit had original terms ranging from 1 to 18 months with final expiration in 2010. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Undisbursed loan commitments totaled $355,209,000 and $440,258,000 as of December 31, 2008 and 2007, respectively. Since many of these commitments are expected to expire without fully being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company is obligated under a number of noncancellable operating leases for premises and equipment used for banking purposes. Minimum future rental commitments under noncancellable operating leases as of December 31, 2008, were $432,000, $400,000, $358,000, $266,000, and $259,000 for the years 2009 through 2013 and $569,000 thereafter.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

The Company may be required to maintain average reserves on deposit with the Federal Reserve Bank primarily based on deposits outstanding. There were no reserve requirements during 2008 or 2007.

17. Recent Accounting Developments

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (SFAS No. 141R).  SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS No. 141R is effective for the first annual reporting period beginning on or after December 15, 2008. Management does not expect the adoption of this Statement will have a material impact on its financial position, results of operations, or cash flows.

In March 2008, the FASB issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  Management does not expect the adoption of this Statement will have a material impact on its financial position, results of operations, or cash flows.

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles”  (SFAS No. 162).  This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The provisions of SFAS No. 162 did not have a material impact on the Company’s financial condition and results of operations.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued. The Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurements as of December 31, 2008.

18. Parent Company Financial Information

The financial information below is presented as of December 31, 2008 and December 31, 2007.

Farmers & Merchants Bancorp
Condensed Balance Sheets

(in thousands)	2008	2007
Cash	$57	$174
Investment in Farmers & Merchants Bank of Central California	166,712	149,035
Investment Securities	310	1,059
Capital Leases	1	1
Other Assets	48	3,692
Total Assets	$167,128	$153,961

Subordinated Debentures	$10,310	$10,310
Liabilities	273	233
Shareholders' Equity	156,545	143,418
Total Liabilities and Shareholders' Equity	$167,128	$153,961

Farmers & Merchants Bancorp
Condensed Statements of Income

	Year Ended December 31,
(in thousands)	2008	2007	2006
Equity in Undistributed Earnings in Farmers & Merchants Bank of Central California	$13,000	$12,224	$2,973
Dividends from Subsidiary	10,900	12,430	18,600
Interest Income	20	79	67
Other Expenses, Net	(1,935)	(3,459)	(1,695)
Tax Benefit	805	1,421	684
Net Income	$22,790	$22,695	$20,629

Farmers & Merchants Bancorp
Condensed Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2008	2007	2006
Cash Flows from Operating Activities:
Net Income	$22,790	$22,695	$20,629
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Net Earnings from Subsidiary	(13,000)	(12,224)	(2,973)
Net Loss on Sale of Securities	216	1,707	-
Net Decrease (Increase) in Other Assets	3,644	(1,402)	(767)
Net Increase (Decrease) in Liabilities	40	(37)	43
Net Cash Provided by Operating Activities	13,690	10,739	16,932
Investing Activities:
Securities Purchased	-	-	(3,893)
Securities Sold or Matured	533	1,544	-
Change in Capital Leases	-	825	(307)
Net Cash Provided by (Used in) Investing Activities	533	2,369	(4,200)
Financing Activities:
Stock Repurchased	(5,910)	(5,489)	(5,936)
Cash Dividends	(8,430)	(7,831)	(6,966)
Net Cash Used by Financing Activities	(14,340)	(13,320)	(12,902)
Decrease in Cash and Cash Equivalents	(117)	(212)	(170)
Cash and Cash Equivalents at Beginning of Year	174	386	556
Cash and Cash Equivalents at End of Year	$57	$174	$386

19. Long-term Subordinated Debentures

In December 2003, the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I (“Statutory Trust I”), which issued $10,000,000 of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Statutory Trust I are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by FMCB Statutory Trust to purchase $10,310,000 of junior subordinated debentures of the Company, which carry a floating rate based on three-month LIBOR plus 2.85%. The debentures represent the sole asset of Statutory Trust I. The Trust Preferred Securities accrue and pay distributions at a floating rate of three-month LIBOR plus 2.85% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust I; and (iii) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of Statutory Trust I. The Trust Preferred Securities are mandatorily redeemable upon maturity of the subordinated debentures on December 17, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the subordinated debentures purchased by Statutory Trust I, in whole or in part, on or after December 17, 2008. As specified in the indenture, if the subordinated debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

20. Quarterly Financial Information (Unaudited)

Farmers & Merchants Bancorp
Quarterly Financial Data

2008	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$23,757	$22,678	$23,310	$23,463	$93,208
Total Interest Expense	7,168	6,033	6,050	5,533	24,784
Net Interest Income	16,589	16,645	17,260	17,930	68,424
Provision for Loan Losses	570	4,035	765	2,628	7,998
Net Interest Income After Provision for Loan Losses	16,019	12,610	16,495	15,302	60,426
Total Non-Interest Income	2,977	7,850	2,463	2,774	16,064
Total Non-Interest Expense	9,766	10,874	9,295	10,168	40,103
Income Before Income Taxes	9,230	9,586	9,663	7,908	36,387
Provision for Income Taxes	3,466	3,624	3,606	2,901	13,597
Net Income	$5,764	$5,962	$6,057	$5,007	$22,790
Earnings Per Share	$7.21	$7.50	$7.63	$6.35	$28.69

2007	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$23,139	$23,970	$24,567	$24,099	$95,775
Total Interest Expense	7,594	8,104	8,542	7,985	32,225
Net Interest Income	15,545	15,866	16,025	16,114	63,550
Provision for Loan Losses	-	250	-	1,245	1,495
Net Interest Income After Provision for Loan Losses	15,545	15,616	16,025	14,869	62,055
Total Non-Interest Income	3,752	4,131	3,536	4,036	15,455
Total Non-Interest Expense	11,021	10,939	10,215	9,770	41,945
Income Before Income Taxes	8,276	8,808	9,346	9,135	35,565
Provision for Income Taxes	2,807	3,142	3,471	3,450	12,870
Net Income	$5,469	$5,666	$5,875	$5,685	$22,695
Earnings Per Share	$6.74	$6.98	$7.26	$7.07	$28.05

Farmers & Merchants Bancorp stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Based on information from shareholders and from Company stock transfer records, the prices paid in 2008, 2007, and 2006 ranged from $381.00 to $565.00 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company maintains controls and procedures designed to ensure that all relevant information is recorded and reported in all filings of financial reports.  Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2008.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Management’s report on internal control over financial reporting is set forth in “Item 8. Financial Statements and Supplementary Data,” and is incorporated herein by reference. Perry-Smith LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, was engaged to assess the effectiveness of the Company’s internal control over financial reporting. The report of Perry-Smith LLP, which is set forth in “Item 8. Financial Statements and Supplementary Data,” is incorporated herein by reference.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding the Named Executive Officers of the Company and/or Bank:

Name and Position(s)	Age	Principal Occupation during the Past Five Years

Kent A. Steinwert President & Chief Executive Officer of the Company and Bank	56	President & Chief Executive Officer of the Company and Bank.

Richard S. Erichson Executive Vice President & Senior Credit Officer of the Company and Bank	61	Executive Vice President & Senior Credit Officer of the Company and Bank.

Deborah E. Hodkin Executive Vice President & Chief Administrative Officer of the Bank	46	Executive Vice President & Chief Administrative Officer of the Bank.

Stephen W. Haley Executive Vice President & Chief Financial Officer & Secretary of the Company and Bank	55	Executive Vice President & Chief Financial Officer of the Company and Bank

Kenneth W. Smith Executive Vice President & Head of Business Markets of the Bank	49	Executive Vice President & Head of Business Markets of the Bank since January 2004, prior thereto, Senior Vice President and Credit Administrator of the Bank.

Also, see “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders which will be filed with the SEC and which is incorporated herein by reference.  During 2008 there were no changes in procedures for the election of directors.

The Company has adopted a Code of Conduct which complies with the Code of Ethics requirements of the SEC. A copy of the Code of Conduct is posted on the Company’s website. The Company intends to disclose promptly any amendment to, or waiver from any provision of, the Code of Conduct applicable to senior financial officers, and any waiver from any provision of the Code of Conduct applicable to directors, on its website on the About Us page. The Company’s website address is www.fmbonline.com.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A. The Company does not have any equity compensation plans, which require disclosure under Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements. Incorporated herein by reference, are listed in Item 8 hereof.
(2) Financial Statement Schedules. None

(b)	See “Index to Exhibits”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp
(Registrant)

	By	/s/ Stephen W. Haley

Dated: March 9, 2009		Stephen W. Haley
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2009.

/s/ Kent A. Steinwert
President and Chief Executive Officer
Kent A. Steinwert	(Principal Executive Officer)

/s/ Stephen W. Haley
Executive Vice President & Chief Financial Officer
Stephen W. Haley	(Principal Financial and Accounting Officer)

/s/ Ole R. Mettler	/s/ James E. Podesta

Ole R. Mettler, Chairman	James E. Podesta, Director

/s/ Stewart C. Adams, Jr.	/s/ Kevin Sanguinetti

Stewart C. Adams, Jr., Director	Kevin Sanguinetti, Director

/s/ Edward Corum, Jr.	/s/ Carl Wishek, Jr.

Edward Corum, Jr., Director	Carl Wishek, Jr., Director

/s/ Calvin Suess

Calvin Suess, Director

Index to Exhibit

Exhibit No.	Description
3.1
Amended Certificate of Incorporation (incorporated by reference to Appendices 1 and 2 to the Registrant's Definitive Proxy Statement on Schedule 14A for its 2007 Annual Meeting of Stockholders and Exhibit 3(i) to the Registrant's Current Report on Form 8-K dated April 30, 1999).

3.2
Amended By-Laws (incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 19, 2008, Appendix 3 to the Registrant's Definitive Proxy Statement on Schedule 14A for its 2007 Annual Meeting of Stockholders, Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated June 7, 2005, and Exhibit 3(ii) to the Registrant's Current Report on Form 8-K dated April 30, 1999).

3.3
Certificate of Designation for the Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement between Farmers & Merchants Bancorp and Registrar and Transfer Company, dated as of August 5, 2008, filed as Exhibit 4.1 below), is incorporated herein by reference.

4.1
Rights Agreement between Farmers & Merchants Bancorp and Registrar and Transfer Company, dated as of August 5, 2008, including Form of Right Certificate attached thereto as Exhibit B, is incorporated herein by reference.

10.1
Amended and Restated Employment Agreement dated April 1, 2009, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed on Registrant’s Form 10-K for the year ended December 31, 2008.

10.3
Amended and Restated Employment Agreement dated April 1, 2009, between Farmers & Merchants Bank of Central California and Deborah E. Hodkin, filed on Registrant’s Form 10-K for the year ended December 31, 2008.

10.4
Amended and Restated Employment Agreement dated April 1, 2009, between Farmers & Merchants Bank of Central California and Kenneth W. Smith, filed on Registrant’s Form 10-K for the year ended December 31, 2008.

10.5
Amended and Restated Employment Agreement dated April 1, 2009, between Farmers & Merchants Bank of Central California and Richard S. Erichson, filed on Registrant’s Form 10-K for the year ended December 31, 2008.

10.6
Amended and Restated Employment Agreement dated April 1, 2009, between Farmers & Merchants Bank of Central California and Stephen W. Haley, filed on Registrant’s Form 10-K for the year ended December 31, 2008.

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