Form 10-Q
period 2009-03-31
FARMERS & MERCHANTS BANCORP
filed 2009-05-08
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Number of shares of common stock of the registrant:  Par value $0.01, authorized 2,000,000 shares; issued and outstanding 782,565 as of April 30, 2009.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets (Unaudited)

(in thousands)	March 31,	December 31,	March 31,
	2009	2008	2008
Assets
Cash and Cash Equivalents:
Cash and Due From Banks	$37,289	$46,774	$48,160
Federal Funds Sold and Securities Purchased Under Agreements to Resell	112,023	14,000	-
Total Cash and Cash Equivalents	149,312	60,774	48,160

Investment Securities:
Available-for-Sale	262,308	291,839	226,646
Held-to-Maturity	70,953	71,890	104,418
Total Investment Securities	333,261	363,729	331,064

Loans	1,168,738	1,177,364	1,111,285
Less: Allowance for Loan Losses	20,500	20,034	19,032
Loans, Net	1,148,238	1,157,330	1,092,253
Premises and Equipment, Net	22,406	21,653	20,353
Bank Owned Life Insurance	42,418	41,965	40,619
Interest Receivable and Other Assets	36,175	38,986	35,911
Total Assets	$1,731,810	$1,684,437	$1,568,360

Liabilities
Deposits:
Demand	$267,936	$319,318	$273,190
Interest Bearing Transaction	143,688	146,879	131,180
Savings	370,470	353,055	319,007
Time	694,287	613,450	570,681
Total Deposits	1,476,381	1,432,702	1,294,058

Securities Sold Under Agreements to Repurchase	60,000	60,000	40,000
Federal Home Loan Bank Advances	690	703	49,441
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	22,946	24,177	25,306
Total Liabilities	1,570,327	1,527,892	1,419,115

Shareholders' Equity
Common Stock	8	8	8
Additional Paid-In Capital	76,839	78,527	82,863
Retained Earnings	78,284	72,350	63,754
Accumulated Other Comprehensive Income	6,352	5,660	2,620
Total Shareholders' Equity	161,483	156,545	149,245
Total Liabilities and Shareholders' Equity	$1,731,810	$1,684,437	$1,568,360

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)

(in thousands except per share data)	Three Months
	Ended March 31,
	2009	2008
Interest Income
Interest and Fees on Loans	$18,661	$20,557
Interest on Federal Funds Sold and Securities Purchased Under Agreements to Resell	33	6
Interest on Investment Securities:
Taxable	3,491	2,420
Exempt from Federal Tax	743	774
Total Interest Income	22,928	23,757
Interest Expense
Deposits	4,231	6,742
Borrowed Funds	539	231
Subordinated Debentures	119	195
Total Interest Expense	4,889	7,168

Net Interest Income	18,039	16,589
Provision for Loan Losses	870	570
Net Interest Income After Provision for Loan Losses	17,169	16,019

Non-Interest Income
Service Charges on Deposit Accounts	1,612	1,718
Net Gain (Loss) on Investment Securities	1,020	(139)
Credit Card Merchant Fees	-	534
Increase in Cash Surrender Value of Life Insurance	453	439
ATM Fees	367	361
Net Loss on Deferred Compensation Investments	(51)	(632)
Other	757	696
Total Non-Interest Income	4,158	2,977

Non-Interest Expense
Salaries and Employee Benefits	7,304	7,118
Net Loss on Deferred Compensation Investments	(51)	(632)
Occupancy	709	658
Equipment	699	496
Credit Card Merchant Expense	-	407
ORE Holding Costs	505	-
Other	2,809	1,719
Total Non-Interest Expense	11,975	9,766

Income Before Income Taxes	9,352	9,230
Provision for Income Taxes	3,418	3,466
Net Income	$5,934	$5,764
Earnings Per Share	$7.55	$7.21

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income  (Unaudited)

(in thousands)	Three Months
	Ended March 31,
	2009	2008
Net Income	$5,934	$5,764

Other Comprehensive Income -

Unrealized Gains on Securities:
Unrealized holding gains arising during the period, net of income tax benefits of $931 and $1,130 for the quarters ended March 31, 2009 and 2008, respectively.	1,283	1,556

Less: Reclassification adjustment for realized (gains) losses included in net income, net of related income tax effects of $(429) and $58 for the quarters ended March 31, 2009 and 2008, respectively.	(591)	81

Total Other Comprehensive Income	692	1,637

Comprehensive Income	$6,626	$7,401

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)

(in thousands except share data)					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income	Equity
Balance, December 31, 2007	800,112	$8	$84,437	$57,990	$983	$143,418
Net Income		-	-	5,764	-	5,764
Repurchase of Stock	(3,422)	-	(1,574)	-	-	(1,574)
Change in Net Unrealized Gains on Securities Available-for-Sale		-	-	-	1,637	1,637
Balance, March 31, 2008	796,690	$8	$82,863	$63,754	$2,620	$149,245

Balance, December 31, 2008	786,960	$8	$78,527	$72,350	$5,660	$156,545
Net Income		-	-	5,934	-	5,934
Repurchase of Stock	(4,395)	-	(1,688)	-	-	(1,688)
Change in Net Unrealized Gains on Securities Available-for-Sale		-	-	-	692	692
Balance, March 31, 2009	782,565	$8	$76,839	$78,284	$6,352	$161,483

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(in thousands)	March 31,	March 31,
	2009	2008
Operating Activities:
Net Income	$5,934	$5,764
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	870	570
Depreciation and Amortization	467	417
Net (Accretion) Amortization of Investment Security Premiums & Discounts	(900)	470
Net (Gain) Loss on Investment Securities	(1,020)	139
Net Gain on Sale of Property & Equipment	(13)	-
Net Change in Operating Assets & Liabilities:
Net Decrease (Increase) in Interest Receivable and Other Assets	1,856	(248)
Net Decrease in Interest Payable and Other Liabilities	(1,232)	(394)
Net Cash Provided by Operating Activities	5,962	6,718

Investing Activities:
Securities Available-for-Sale:
Purchased	-	(89,664)
Sold, Matured or Called	32,651	7,306
Securities Held-to-Maturity:
Purchased	(20)	-
Matured or Called	952	1,148
Net Loans Originated or Acquired	8,138	29,571
Principal Collected on Loans Previously Charged Off	84	92
Net Additions to Premises and Equipment	(1,220)	(582)
Proceeds from Disposition of Property & Equipment	13	-
Net Cash Provided (Used) by Investing Activities	40,598	(52,129)

Financing Activities:
Net Decrease in Demand, Interest-Bearing Transaction, and Savings Accounts	(37,158)	(24,265)
Net Increase in Time Deposits	80,837	7,533
Net Increase in Securities Sold Under Agreement to Repurchase	-	40,000
Net (Decrease) Increase in Federal Home Loan Bank Advances	(13)	20,487
Stock Repurchases	(1,688)	(1,574)
Net Cash Provided by Financing Activities	41,978	42,181

Increase (Decrease) in Cash and Cash Equivalents	88,538	(3,230)

Cash and Cash Equivalents at Beginning of Year	60,774	51,390
Cash and Cash Equivalents as of March 31, 2009 and March 31, 2008	$149,312	$48,160

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

Basis of Presentation
The accompanying unaudited consolidated interim financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The accompanying unaudited consolidated interim financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank’s wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant inter-company transactions have been eliminated in consolidation.

The preparation of unaudited consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Certain amounts in the prior periods’ unaudited consolidated interim financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation. These reclassifications have no effect on previously reported income.

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

		Fair Value Measurements At March 31, 2009, Using
(in thousands)	Fair Value March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$262,308	$-	$262,308	$-
Total Assets Measured at Fair Value On a Recurring Basis	$262,308	$-	$262,308	$-

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements At March 31, 2009, Using
(in thousands)	Fair Value March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$2,020	$-	$2,020	$-
Other Real Estate	4,990	-	4,990	-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$7,010	$-	$7,010	$-

Impaired loans and ORE are measured for impairment using the fair value of the collateral because the loans/ORE are considered to be collateral dependent. Impaired loans were $2.98 million with an allowance for loan losses of $961,000 and ORE was $7.5 million with a valuation allowance of $2.5 million.

In April 2009, the FASB issued the following three FSP’s intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s consolidated financial statements.

3. Dividends and Earnings Per Share

Farmers & Merchants Bancorp common stock is not traded on any exchange.  The shares are primarily held by local residents and are not actively traded.  No cash dividends were declared during the first quarter of 2009 or 2008.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The table below calculates the earnings per share for the three months ended March 31, 2009 and 2008.

(net income in thousands)	2009	2008
Net Income	$5,934	$5,764
Average Number of Common Shares Outstanding	785,655	798,982
Per Share Amount	$7.55	$7.21

4. Recent Accounting Developments

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (SFAS No. 141R).  SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS No. 141R is effective for the first annual reporting period beginning on or after December 15, 2008. The adoption of this Statement did not have a material impact on its financial position, results of operations, or cash flows.

In March 2008, the FASB issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of this Statement did not have a material impact on its financial position, results of operations, or cash flows.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2009.  This analysis should be read in conjunction with our 2008 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include the following: (i) the current economic downturn and turmoil in financial markets and the response of federal and state regulators thereto; (ii) the effect of changing regional and national economic conditions including in the housing market in the Central Valley of California; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of lending and investment activities; (v) changes in federal and state banking laws or regulations; (vi) competitive pressure in the banking industry; (vii) changes in governmental fiscal or monetary policies; (viii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (ix) other factors discussed in Item 1A. Risk Factors located in the Company’s 2008 Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Introduction

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. The Bank serves the northern Central Valley of California through twenty-two banking offices and two stand-alone ATM’s. The service area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock, Hilmar, and Merced. Substantially all of the Company’s business activities are conducted within its market area.

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

For the three months ended March 31, 2009, Farmers & Merchants Bancorp reported net income of $5,934,000, earnings per share of $7.55 and return on average assets of 1.42%.  Return on average shareholders’ equity was 15.03% for the three months ended March 31, 2009.

For the three months ended March 31, 2008, Farmers & Merchants Bancorp reported net income of $5,764,000, earnings per share of $7.21 and return on average assets of 1.54%.  Return on average shareholders’ equity was 15.88% for the three months ended March 31, 2008.

Factors resulting in the Company’s improved earnings performance in the first quarter of 2009 as compared to the same period last year were: (1) a $1.45 million increase in net interest income due to a 12.4% increase in average earning assets; and (2) a $1.16 million increase in gain on sale of investment securities.  These two positive factors were partially offset by: (3) an $805,000 increase in loan loss provisions and ORE holding costs; and (4) a $1.09 million increase in other non-interest expense primarily due to increased FDIC deposit insurance costs.

The following is a summary of the financial results for the three-month period ended March 31, 2009 compared to March 31, 2008.

•	Net income increased 2.9% to $5.9 million from $5.7 million.

•	Earnings per share increased 4.7% to $7.55 from $7.21.

•	Total assets increased 10.4% to $1.7 billion.

•	Total loans increased 5.2% to $1.2 billion.

•	Total deposits increased 14.1% to $1.5 billion.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ended March 31, 2009 and 2008.

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

The Company’s earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change.  In order to minimize income fluctuations, the Company attempts to match asset and liability maturities.  However, some maturity mismatch is inherent in the asset and liability mix.  (See Item 3. “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk”)

Net interest income increased 8.7% to $18.0 million during the first quarter of 2009 compared to $16.6 million for the first quarter of 2008. On a fully tax equivalent basis, net interest income increased 8.5% and totaled $18.4 million at March 31, 2009, compared to $16.9 million at March 31, 2008. As more fully discussed below, the increase in net interest income was due to a 12.4% increase in average earning assets partially offset by a drop in the net interest margin.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. At March 31, 2009, the Company’s net interest margin was 4.82% compared to 4.94% at March 31, 2008. Recent trends in: (1) market interest rates; and (2) competitive pricing of both loans and deposits will continue, in management’s opinion, to place pressure on the Company’s net interest margin in future quarters.

Loans, generally the Company’s highest earning assets, increased $57.4 million as of March 31, 2009, compared to March 31, 2008. See “Financial Condition – Loans” for further discussion of this increase. On an average balance basis, loans increased by $49.4 million for the quarter ended March 31, 2009. Loans decreased from 80.7% of average earning assets at March 31, 2008 to 77.5% at March 31, 2009. As a result of decreases in market interest rates from September 2007 through December 2008 the year-to-date yield on the loan portfolio declined to 6.51% for the quarter ended March 31, 2009, compared to 7.41% for the quarter ended March 31, 2008. Even with the increase in loan balances, the decrease in yield resulted in interest revenue from loans decreasing 9.2% to $18.7 million for quarter ended March 31, 2009. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This, in conjunction with recent decreases in market interest rates by the FRB, could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. The Company invests primarily in mortgage-backed securities issued by government-sponsored entities, U.S. Government Agencies, and high-grade municipals. Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is generally less than that of loans. Importantly, the Company never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC,” securities that caused many banks to incur losses in 2008.  In late 2008, the FRB began paying interest on the deposits that banks maintained in their FRB accounts, whereas historically banks had to “sell” these balances (called “Federal Funds Sold”) to other banks in order to earn interest.  Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during the first quarter of 2009. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in the first quarter of 2009.

Average Federal Funds Sold (including interest earning balances at the FRB) for the quarter ended March 31, 2009, was $52.3 million an increase of $51.5 million compared to the average balance for the quarter ended March 31, 2008.  Interest income on Federal Funds Sold increased $27,000 to $33,000 for the quarter ended March 31, 2009, compared to $6,000 for the quarter ended March 31, 2008. The average yield on Federal Funds Sold was 0.26% for the quarter ended March 31, 2009 compared to 2.93% for the quarter ended March 31, 2008.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

		Three Months Ended March 31,			Three Months Ended March 31,
		2009			2008
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$52,288	$33	0.26%	$822	$6	2.93%
Investment Securities Available-for-Sale
Municipals - Non-Taxable	10,210	190	7.45%	9,458	176	7.45%
Mortgage Backed Securities	249,499	3,427	5.49%	146,766	1,952	5.32%
Other	3,557	4	0.45%	3,756	73	7.77%
Total Investment Securities Available-for-Sale	263,266	3,621	5.50%	159,980	2,201	5.50%

Investment Securities Held-to-Maturity
U.S. Agencies	-	-	0.00%	30,425	318	4.18%
Municipals - Non-Taxable	64,588	921	5.71%	66,101	969	5.87%
Mortgage Backed Securities	4,963	48	3.87%	6,545	63	3.85%
Other	1,991	13	2.61%	2,012	13	2.58%
Total Investment Securities Held-to-Maturity	71,542	982	5.49%	105,083	1,363	5.19%

Loans
Real Estate	676,045	11,242	6.74%	649,343	11,855	7.32%
Home Equity Line and Loans	66,473	1,006	6.14%	65,070	1,153	7.11%
Agricultural	201,587	3,108	6.25%	184,112	3,578	7.79%
Commercial	205,603	3,104	6.12%	194,950	3,569	7.34%
Consumer	11,193	197	7.14%	12,646	261	8.28%
Credit Card	-	-	0.00%	5,353	137	10.27%
Municipal	1,050	4	1.54%	1,037	4	1.55%
Total Loans	1,161,951	18,661	6.51%	1,112,511	20,557	7.41%
Total Earning Assets	1,549,047	$23,298	6.10%	1,378,396	$24,128	7.02%

Unrealized Gain (Loss) on Securities Available-for-Sale	9,464			2,281
Allowance for Loan Losses	(20,661)			(18,639)
Cash and Due From Banks	33,376			37,543
All Other Assets	105,148			94,858
Total Assets	$1,676,374			$1,494,439

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$140,585	$49	0.14%	$130,230	$26	0.08%
Savings	365,794	756	0.84%	313,601	1,076	1.38%
Time Deposits	647,980	3,425	2.14%	569,719	5,640	3.97%
Total Interest Bearing Deposits	1,154,359	4,230	1.49%	1,013,550	6,742	2.67%
Securities Sold Under Agreement to Repurchase	60,000	530	3.58%	8,352	68	3.27%
Other Borrowed Funds	699	10	5.80%	21,534	163	3.04%
Subordinated Debentures	10,310	119	4.68%	10,310	195	7.59%
Total Interest Bearing Liabilities	1,225,368	$4,889	1.62%	1,053,746	$7,168	2.73%
Interest Rate Spread			4.48%			4.29%
Demand Deposits (Non-Interest Bearing)	270,343			273,095
All Other Liabilities	22,693			22,413
Total Liabilities	1,518,404			1,349,254

Shareholders' Equity	157,970			145,185
Total Liabilities & Shareholders' Equity	$1,676,374			$1,494,439
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.34%			0.64%
Net Interest Income and Margin on Total Earning Assets		18,409	4.82%		16,960	4.94%
Tax Equivalent Adjustment		(370)			(371)
Net Interest Income		$18,039	4.72%		$16,589	4.83%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $415,000 and $825,000 for the quarters ended March 31, 2009 and 2008, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)

(in thousands)	Three Months Ended
	Mar. 31, 2009 compared to Mar. 31, 2008
Interest Earning Assets	Volume	Rate	Net Chg.
Federal Funds Sold	$37	$(10)	$27
Investment Securities Available-for-Sale
Municipals - Non-Taxable	14	-	14
Mortgage Backed Securities	1,409	66	1,475
Other	(3)	(66)	(69)
Total Investment Securities Available-for-Sale	1,420	-	1,420

Investment Securities Held-to-Maturity
U.S. Agencies	(318)	-	(318)
Municipals - Non-Taxable	(22)	(26)	(48)
Mortgage Backed Securities	(15)	-	(15)
Total Investment Securities Held-to-Maturity	(355)	(26)	(381)

Loans
Real Estate	434	(1,047)	(613)
Home Equity	23	(170)	(147)
Agricultural	308	(778)	(470)
Commercial	180	(645)	(465)
Consumer	(29)	(35)	(64)
Credit Card	(137)	-	(137)
Total Loans	779	(2,675)	(1,896)
Total Earning Assets	1,881	(2,711)	(830)

Interest Bearing Liabilities
Interest Bearing Deposits
Transaction	2	21	23
Savings	157	(477)	(320)
Time Deposits	687	(2,902)	(2,215)
Total Interest Bearing Deposits	846	(3,358)	(2,512)
Securities Sold Under Agreement to Repurchase	454	8	462
Other Borrowed Funds	(232)	79	(153)
Subordinated Debentures	-	(76)	(76)
Total Interest Bearing Liabilities	1,068	(3,347)	(2,279)
Total Change	$813	$636	$1,449

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Average investment securities totaled $334.8 million for the quarter ended March 31, 2009, an increase of $69.7 million compared to the average balance for the quarter ended March 31, 2008.  See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2009.   Interest income on securities increased $1.0 million to $4.6 million for the quarter ended March 31, 2009, compared to $3.6 million for the quarter ended March 31, 2008. The average yield, on a tax equivalent basis, in the investment portfolio was 5.5% for the quarter ended March 31, 2009, compared to 5.4% for the quarter ended March 31, 2008. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $171.6 million or 16.3% during the first quarter of 2009. Of that increase, securities sold under agreement to repurchase, a new borrowing added during the first quarter of 2008 to manage the Company’s interest rate risk, increased $51.6 million, and interest-bearing deposits increased $140.8 million. Other borrowed funds, primarily borrowings from the Federal Home Loan Bank (“FHLB”), decreased $20.8 million from the first quarter of 2008. See “Financial Condition – Federal Home Loan Bank Advances.”

During the first quarter of 2009 the Company was able to grow average interest bearing deposits by $140.8 million. The increase was primarily in time and savings deposits, which grew $130.4 million, as lower cost interest bearing DDA increased by $10.4 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $4.2 million for the first quarter of 2009 as compared to $6.7 million at March 31, 2008. From September 2007 through December 2008, the FRB lowered market rates by 5.00%. The Company has begun to feel this beneficial impact as the average rate paid on interest-bearing deposits declined to 1.49% for the first quarter of 2009 from 2.67% for the first quarter of 2008. The Company anticipates that this decline in deposit rates will continue in to the second quarter of 2009.

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

Changes in the provision between the first quarter of 2009 and 2008 were the result of management’s evaluation of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses and the prevailing economic climate and its effect on borrowers’ ability to repay loans in accordance with the terms of the notes. The provision for loan losses during the first quarter of 2009 was $870,000 and $570,000 for the first quarter of 2008. Net charge-offs during the first quarter of 2009 were $404,000 and $21,000 during the first quarter of 2008. Net charge-offs represented 0.03% of average loans, a level that is low compared to the banking industry as a whole at the present time. See “Note 1. Significant Accounting Policies – Allowance for Loan Losses” in the Company’s 2008 Annual Report on Form 10-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” and “Part II Item 1A. Risk Factors” of this report.

The allowance for loan losses was $20.5 million or 1.75% of total loan balances at March 31, 2009 and $19.0 million or 1.71% of total loan balances at March 31, 2008. As of December 31, 2008, the allowance for loan losses was $20.0 million, which represented 1.70% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of March 31, 2009 was adequate. See the following table for allowance for loan loss activity for the periods indicated.

	Three Months Ended March 31,
Allowance for Loan Losses (in thousands)	2009	2008
Balance at Beginning of Period	$20,034	$18,483
Provision Charged to Expense	870	570
Recoveries of Loans Previously Charged Off	83	92
Loans Charged Off	(487)	(113)
Balance at End of Period	$20,500	$19,032

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

Overall, non-interest income increased $1.2 million or 39.7% for the three months ended March 31, 2009, compared to the same period of 2008. This increase was primarily comprised of: (1) $1.0 million gain on investment securities for the first quarter of 2009 compared to a loss of $139,000 for the first quarter of 2008; (2) no credit card merchant fees due to the sale of the merchant portfolio in June 2008; and (3) losses of $51,000 on deferred compensation  investments during the first quarter of 2009 as compared to losses of $632,000 during the first quarter of 2008. The Company allows executives who participate in non-qualified deferred compensation plans to self direct the investment of their vested balances.  See “Note 12 of the Notes to Consolidated Financial Statements” in the Company’s 2008 Annual Report on Form 10-K. Market value gains/losses on these plan balances fluctuate depending on the type of investments held and market trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in Non-Interest Income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Non-Interest Expense
Non-interest expense for the Company includes expenses for: (1) salaries and employee benefits; (2) occupancy; (3) equipment; (4) supplies; (5) legal fees; (6) professional services; (7) data processing; (8) marketing; (9) deposit insurance; (10) merchant bankcard operations; and (11) other miscellaneous expenses.

The Company allows executives who participate in non-qualified deferred compensation plans to self-direct the investment of their vested balances. See “Note 12 of the Notes to Consolidated Financial Statements” in the Company’s 2008 Annual Report on Form 10-K. Market value gains/losses on these plan balances fluctuate depending on the type of investments held and market trends in interest rates and stock prices. Losses on deferred compensation investments were $51,000 in the first quarter of 2009 compared to losses of $632,000 for the same period of 2008. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

Credit Card Merchant Expense decreased $407,000 or 100% from March 31, 2008. This was due to the sale of the merchant portfolio during the second quarter of 2008.

ORE holding costs totaled $505,000 in 2009 compared to $0 in 2008. Due to the current economic climate the Company has acquired $5.0 million of other real estate, most of which is raw land. Included in the $5.0 million is $2.5 million related to the establishment of a reserve for ORE valuation adjustments.

Other non-interest expense increased $1.1 million, or 63.4%, to $2.8 million in the first quarter of 2009 compared to $1.7 million in the first quarter of 2008. This increase was due to: (1) increased FDIC insurance premiums for the first quarter of 2009 compared to 2008; (2) accruals for estimated 2009 increases in FDIC premiums based upon recent proposals by the FDIC to levy a 10 basis point special assessment on all banks; and (3) premiums associated with the Bank’s participation in the FDIC’s newly created Temporary Liquidity Guarantee Program (TLGP). For a discussion of trends in FDIC insurance premiums see “Supervision and Regulation – Deposit Insurance” and “Item 1A. Risk Factors” in the Company’s 2008 Annual Report on Form 10-K.

Income Taxes
The provision for income taxes decreased 1.4% to $3.4 million for the first quarter of 2009 compared to the first quarter of 2008. The effective tax rate for the first quarter of 2009 was 36.5% compared to 37.6% for the first quarter of 2008. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance; California enterprise zone interest income exclusion; and tax-exempt interest income on municipal securities and loans.

Current tax law causes the Company’s current taxes payable to approximate or exceed the current provision for taxes on the income statement. Three provisions have had a significant effect on the Company’s current income tax liability: (1) the restrictions on the deductibility of loan losses; (2) deductibility of retirement and other long-term employee benefits only when paid; and (3) the statutory deferral of deductibility of California franchise taxes on the Company’s federal return.

Financial Condition

This section discusses material changes in the Company’s balance sheet for the three-month period ending March 31, 2009 as compared to the year ended December 31, 2008 and to the three-month period ending March 31, 2008. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

Investment Securities
The investment portfolio provides the Company with an income alternative to loans. The debt securities in the Company’s investment portfolio have historically been comprised primarily of Mortgage-backed securities issued by Federal government-sponsored entities, U.S. Government Agencies and high grade bank-qualified municipals.  Importantly, the Company never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC”, classes of securities that resulted in losses for many banks during 2008. At the current time, the Company holds no U.S. Government Agency securities. See “Financial Condition – Investment Securities” in the Company’s 2008 Annual Report on Form 10-K.

The Company’s investment portfolio at March 31, 2009 was $333.3 million compared to $363.7 million at the end of 2008, a decrease of $30.5 million or 8.4%. At March 31, 2008, the investment portfolio totaled $331.1 million. During 2008, the Company increased the available-for-sale mortgage-backed securities portfolio as part of a leveraging strategy implemented to manage the Company’s interest rate risk. However, in the first quarter of 2009, the Company sold $19.3 million of those securities that were purchased at fairly high premiums, due to a concern about increasing prepayment speeds as the Federal government implemented policies designed to drive mortgage rates lower.

The Company's total investment portfolio currently represents 19.2% of the Company’s total assets as compared to 21.6% at December 31, 2008 and 21.1% at March 31, 2008.

Not included in the investment portfolio are overnight investments in Federal Funds Sold. In late 2008, the FRB began paying interest on the deposits that banks maintained in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest.  Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during the first quarter of 2009. Average Federal Funds Sold (including interest earning balances at the FRB) for the quarter ended March 31, 2009, was $52.3 million compared to $822,000 thousand for the quarter ended March 31, 2008. This large increase in Federal Funds Sold was due to the significant deposit growth the Company experienced year-over-year and management’s decision at the current time not to invest these funds longer-term in the investment portfolio given the historically low level of current long-term interest rates.

The Company classifies its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of March 31, 2009, December 31, 2008 and March 31, 2008 there were no securities in the trading portfolio. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

The debt securities in the Company’s investment portfolio are comprised primarily of Mortgage-backed securities, U.S. Government Agencies and high grade municipals. All of the Mortgage-backed securities are issued by federal government-sponsored entities.

Loans
The Company's loan portfolio at March 31, 2009 decreased $8.6 million or 0.7% from December 31, 2008, primarily as a result of the normal seasonal paydowns of loans made to the Company’s dairy customers in the fourth quarter of 2008. Compared to March 31, 2008, loans have increased $57.4 million or 5.2%. Most of the current year’s growth occurred in Commercial, Agricultural, and Agricultural Real Estate Loans, market segments where the Company believes that current market rates and/or credit risks are more reasonable than in other loan segments.

On an average balance basis, loans have increased $49.4 million or 4.4% since the first quarter of 2008. The following table sets forth the distribution of the loan portfolio by type and percent as of the periods indicated.

Loan Portfolio	March 31, 2009		December 31, 2008		March 31, 2008
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$272,749	23.3%	$271,856	23.0%	$288,666	25.9%
Agricultural Real Estate	228,512	19.5%	227,166	19.3%	180,352	16.2%
Real Estate Construction	80,697	6.9%	75,472	6.4%	84,779	7.6%
Residential 1st Mortgages	104,412	8.9%	105,980	9.0%	108,635	9.8%
Home Equity Lines and Loans	64,776	5.5%	66,159	5.6%	63,957	5.7%
Agricultural	205,564	17.6%	216,610	18.4%	177,066	15.9%
Commercial	201,946	17.2%	202,636	17.2%	191,841	17.2%
Consumer	12,087	1.0%	13,612	1.2%	18,191	1.6%
Total Loans	1,170,743	100.0%	1,179,491	100.0%	1,113,487	100.0%
Less:
Unearned Income	2,005		2,127		2,202
Allowance for Loan Losses	20,500		20,034		19,032
Net Loans	$1,148,238		$1,157,330		$1,092,253

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

The following table sets forth the amount of the Company's non-performing assets as of the dates indicated. Non-performing loan balances (defined as non-accrual loans plus accruing loans past due 90 days or more) are reported net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, in the amounts of $0, $473,000, and $133,000, respectively.  ORE balances are net of reserve for ORE valuation adjustments in the amounts of $2.5 million,  $2.1 million, and $0, respectively.

Non-Performing Assets
(in thousands)	March 31, 2009	Dec. 31, 2008	March 31, 2008
Non-Performing Loans	$2,981	$5,267	$994
Other Real Estate	4,990	4,817	251
Total	$7,971	$10,084	$1,245

Non-Performing Loans as a % of Total Loans	0.25%	0.45%	0.09%
Allowance for Loan Losses as a % of Non-Performing Loans	687.7%	380.4%	1,914.7%

In addition to the preceding non-performing loans, the Company had outstanding as of March 31, 2009, $7.8 million in loans past due 15 days which at some future date could become impaired if the borrower’s ability to service the loans in accordance with the contract terms becomes uncertain and current collateral values decline due to the weak economy.

Interest income on non-accrual loans which would have been recognized during the period, if all such loans had been current in accordance with their original terms, totaled $286,000 at March 31, 2009, $261,000 at December 31, 2008, and $61,000 at March 31, 2008.

Except for those loans discussed above, the Company’s management is not aware of any loans as of March 31, 2009, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date.  However, a combination of the following economic conditions in the Company’s markets has the potential to create a situation where any borrower’s status can quickly change: (1) real estate values declined significantly throughout 2008 and the situation remains volatile; and (2) more recently, general economic conditions have deteriorated and unemployment and business failures are increasing.  As a result, borrowers who are current in their payments may experience deterioration in the value of their collateral below the amount outstanding on the loan, significantly increasing the potential of default if their income levels decline. See “Part II, Item 1A. Risk Factors.”

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base.  The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at March 31, 2009 increased $43.7 million or 3.1% from December 31, 2008, and have increased $182.3 million or 14.1% compared to March 31, 2008. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted this strong year-over-year deposit growth: (1) the Federal government’s decision to increase FDIC deposit insurance limits to $250,000 (unlimited for non-interest bearing transaction accounts); and (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory.

Core deposits (exclusive of Public Time Deposits) increased $40.6 million or 3.2% from December 31, 2008 and have increased $176.4 million or 15.5% since March 31, 2008.  Public Time Deposits have increased $5.9 million since March 31, 2008.

Demand and Interest-Bearing transaction accounts decreased $54.6 million or 11.7% since December 31, 2008 but increased $7.2 million or 1.8% since March 31, 2008, while savings and time deposit accounts have increased $98.2 million or 10.2% since December 31, 2008, and $175.1 million or 19.7% since March 31, 2008.  Demand and Interest bearing transaction accounts have declined as customers have transferred their funds to higher yielding savings and time deposit accounts with the Bank.

In December 2008, the Bank elected to participate in the provisions of the FDIC’s Temporary Liquidity Guarantee Program that provides full FDIC deposit insurance on all non-interest bearing transaction accounts even if they exceed the deposit insurance limit of $250,000 on other types of deposit accounts.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk and Liquidity Risk”). These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio.

FHLB Advances as of March 31, 2009 were $690,000 compared to $703,000 at December 31, 2008 and $49.4 million at March 31, 2008. This decrease of $48.7 million in borrowings since March 31, 2008, was partially due to the Company’s management of its liquidity needs using State of California Time deposits (a strategy which it first implemented in 2006 since this source of funds generally has rates lower than FHLB advances) and repurchase agreements. The average rate on FHLB advances during the first quarter of 2009 was 5.8% compared to 3.0% during the first quarter of 2008. This rate increase occurred because the Company paid off all of its short-term, lower cost FHLB advances that were outstanding at March 31, 2008. The small advance of $690,000 remaining at March 31, 2009, was a long-term advance taken out several years ago when interest rates were higher.

The Company has never had any borrowings outstanding from the FRB since its line was established in August 2008.

As of March 31, 2009 the Company has additional borrowing capacity of $177.9 million with the Federal Home Loan Bank and $333.9 million with the Federal Reserve Bank.  Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase totaled $60 million at March 31, 2009, $60 million at December 31, 2008, and $40 million at March 31, 2008.

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

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”).  These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%.  Interest rates reset quarterly and were 4.16% as of March 31, 2009, 4.72% at December 31, 2008 and 5.65% at March 31, 2008. The average rate paid for these securities for the first quarter of 2009 was 4.68% compared to 7.59% for the first quarter of 2008. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements.  The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection.  Shareholders’ Equity totaled $161.5 million at March 31, 2009, $156.5 million at December 31, 2008, and $149.2 million at March 31, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of March 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

In its most recent notification from the FDIC the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Total Capital to Risk Weighted Assets	$182,558	13.13%	$111,273	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	165,131	11.87%	55,636	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	165,131	9.83%	67,189	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Total Capital to Risk Weighted Assets	$181,911	13.08%	$111,263	8.0%	$139,079	10.0%
Tier 1 Capital to Risk Weighted Assets	164,485	11.83%	55,631	4.0%	83,447	6.0%
Tier 1 Capital to Average Assets	164,485	9.80%	67,148	4.0%	83,935	5.0%

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

During the first quarter of 2009 the Company repurchased 4,395 shares at an average share price of $384 per share. During the first quarter of 2008 the Company repurchased 3,422 shares at an average share price of $460. Since the second share repurchase program was expanded in 2006 the Company has repurchased over 37,000 shares for total consideration of $17.3 million.

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

Based upon the Company’s strong capital position and continued earnings strength, the Company elected not to participate in the Federal Government’s 2008 TARP capital purchase program. See “Part I, Item 1A. Risk Factors” of the Company’s 2008 Annual Report on Form 10-K.

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

For a full discussion of the Company’s critical accounting policies and estimates see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Shareholders on Form 10-K for the year ended December 31, 2008.

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of March 31, 2009, the Company had entered into commitments with certain customers amounting to $354.6 million compared to $355.2 million at December 31, 2008 and $453.0 million at March 31, 2008.  Letters of credit at March 31, 2009, December 31, 2008 and March 31, 2008, were $7.9 million, $7.9 million and $8.6 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

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

Central to the first phase of the analysis of the loan portfolio is the loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is based primarily on a thorough analysis of each borrower’s financial position in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior credit administration personnel. Credits are monitored by credit administration personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

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

Management believes that the allowance for loan losses at March 31, 2009, was adequate to provide for both recognized probable losses and estimated inherent losses in the portfolio.  No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2009, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 1.64% if rates increase by 200 basis points and an increase in net interest income of 1.55% if rates decline 100 basis points. Comparatively, at December 31, 2008, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.17% if rates increase by 200 basis points and an increase in net interest income of 1.38% if rates decline 100 basis points. All results are within the Company’s policy limits.

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

The Company’s principal operating sources of liquidity include (see “Item 1. Financial Statements – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits.  To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $71 million and repurchase lines of $50 million with major banks.  In addition, as of March 31, 2009 the Company has available borrowing capacity of $177.9 million at the Federal Home Loan Bank and $333.9 million at the Federal Reserve Bank.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2008 Annual Report to Shareholders on Form 10-K. In management’s opinion, there have been no material changes in risk factors since the filing of the 2008 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2009.

First Quarter 2007	Number of Shares	Average Price per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
01/01/2009 - 01/31/2009	-	$-	-	$18,953,150
02/01/2009 - 02/28/2009	723	420.00	723	18,649,490
03/01/2009 - 03/31/2009	3,672	377.00	3,672	17,264,910
Total	4,395	$384.00	4,395	$17,264,910

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

See Exhibit Index shown on page 30.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: May 5, 2009
/s/ Kent A. Steinwert
Kent A. Steinwert
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2009
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