Form 10-Q
period 2009-06-30
FARMERS & MERCHANTS BANCORP
filed 2009-08-10
CIK 1085913

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐   Accelerated filer  ☒    Non-accelerated filer  ☐   Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Number of shares of common stock of the registrant:  Par value $0.01, authorized 20,000,000 shares; issued and outstanding 782,155 as of July 31, 2009.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets (Unaudited)
(in thousands)	June 30,	December 31,	June 30,
Assets	2009	2008	2008
Cash and Cash Equivalents:
Cash and Due From Banks	$36,984	$46,774	$53,733
Federal Funds Sold	575	14,000	27,700
Total Cash and Cash Equivalents	37,559	60,774	81,433

Investment Securities:
Available-for-Sale	375,060	291,839	204,135
Held-to-Maturity	70,589	71,890	106,418
Total Investment Securities	445,649	363,729	310,553

Loans	1,191,138	1,177,364	1,121,865
Less: Allowance for Loan Losses	25,454	20,034	18,682
Loans, Net	1,165,684	1,157,330	1,103,183
Premises and Equipment, Net	23,572	21,653	22,101
Bank Owned Life Insurance	42,873	41,965	41,072
Interest Receivable and Other Assets	45,687	38,986	50,454
Total Assets	$1,761,024	$1,684,437	$1,608,796

Liabilities
Deposits:
Demand	$279,619	$319,318	$274,306
Interest Bearing Transaction	152,651	146,879	127,295
Savings	386,608	353,055	334,649
Time	687,529	613,450	626,492
Total Deposits	1,506,407	1,432,702	1,362,742

Securities Sold Under Agreement to Repurchase	60,000	60,000	60,000
Federal Home Loan Bank Advances	676	703	729
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	25,466	24,177	28,050
Total Liabilities	1,602,859	1,527,892	1,461,831

Shareholders' Equity
Common Stock	8	8	8
Additional Paid-In Capital	76,679	78,527	81,642
Retained Earnings	77,371	72,350	65,864
Accumulated Other Comprehensive Income (Loss)	4,107	5,660	(549)
Total Shareholders' Equity	158,165	156,545	146,965
Total Liabilities & Shareholders' Equity	$1,761,024	$1,684,437	$1,608,796

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest Income
Interest and Fees on Loans	$18,646	$18,986	$37,307	$39,543
Interest on Federal Funds Sold and Securities Purchased Under Agreements to Resell	35	38	68	44
Interest on Investment Securities:
Taxable	3,470	2,892	6,961	5,312
Tax-Exempt	736	762	1,479	1,536
Total Interest Income	22,887	22,678	45,815	46,435
Interest Expense
Deposits	4,041	5,450	8,272	12,192
Borrowed Funds	546	436	1,085	667
Subordinated Debentures	106	147	225	342
Total Interest Expense	4,693	6,033	9,582	13,201

Net Interest Income	18,194	16,645	36,233	33,234
Provision for Loan Losses	7,260	4,035	8,130	4,605
Net Interest Income After Provision for Loan Losses	10,934	12,610	28,103	28,629

Non-Interest Income
Service Charges on Deposit Accounts	1,731	1,797	3,343	3,515
Net Gain on Investment Securities	1,452	674	2,472	535
Credit Card Merchant Fees	-	555	-	1,089
Increase in Cash Surrender Value of Life Insurance	455	453	908	892
ATM Fees	419	390	786	751
Net Gain (Loss) on Deferred Compensation Investments	458	429	407	(203)
Other	574	3,552	1,331	4,248
Total Non-Interest Income	5,089	7,850	9,247	10,827

Non-Interest Expense
Salaries & Employee Benefits	7,096	6,688	14,400	13,806
Net Gain (Loss) on Deferred Compensation Investments	458	429	407	(203)
Occupancy	670	686	1,379	1,344
Equipment	651	627	1,350	1,123
Credit Card Merchant Expense	-	421	-	828
ORE Holding Costs	161	19	666	19
FDIC Insurance	675	130	1,801	257
Other	1,807	1,874	3,490	3,466
Total Non-Interest Expense	11,518	10,874	23,493	20,640

Income Before Income Taxes	4,505	9,586	13,857	18,816
Provision for Income Taxes	1,429	3,624	4,847	7,090
Net Income	$3,076	$5,962	$9,010	$11,726
Earnings Per Share	$3.93	$7.50	$11.48	$14.71

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net Income	$3,076	$5,962	$9,010	$11,726

Other Comprehensive Loss -

Unrealized Losses on Securities:
Unrealized holding losses arising during the period, net of income tax benefit of $(1,018) and $(2,017) for the quarters ended June 30, 2009 and 2008, respectively, and of $(87) and $(887)for the six months ended June 30, 2009 and 2008, respectively.	(1,403)	(2,778)	(120)	(1,222)

Less: Reclassification adjustment for realized losses included in net income, net of related income tax effects of $(610) and $(283)for the quarters ended June 30, 2009 and 2008, respectively, and of $(1,039) and $(225) for the six months ended June 30, 2009 and 2008, respectively.	(842)	(391)	(1,433)	(310)

Total Other Comprehensive Loss	(2,245)	(3,169)	(1,553)	(1,532)

Comprehensive Income	$831	$2,793	$7,457	$10,194

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2007	800,112	$8	$84,437	$57,990	$983	$143,418
Net Income		-	-	11,726	-	11,726
Cash Dividends Declared on Common Stock		-	-	(3,852)	-	(3,852)
Repurchase of Stock	(6,076)	-	(2,795)	-	-	(2,795)
Change in Net Unrealized Loss on Securities Available for Sale		-	-	-	(1,532)	(1,532)
Balance, June 30, 2008	794,036	$8	$81,642	$65,864	$(549)	$146,965

Balance, December 31, 2008	786,960	$8	$78,527	$72,350	$5,660	$156,545
Net Income		-	-	9,010	-	9,010
Cash Dividends Declared on Common Stock		-	-	(3,989)	-	(3,989)
Repurchase of Stock	(4,805)	-	(1,848)	-	-	(1,848)
Change in Net Unrealized Gain on Securities Available for Sale		-	-	-	(1,553)	(1,553)
Balance, June 30, 2009	782,155	$8	$76,679	$77,371	$4,107	$158,165

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)	Six Months Ended
(in thousands)	June 30,	June 30,
	2009	2008
Operating Activities:
Net Income	$9,010	$11,726

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	8,130	4,605
Depreciation and Amortization	932	886
Net (Accretion) Amortization of Investment Security Discounts & Premium	(2,564)	64
Net Gain on Investment Securities	(2,472)	(535)
Net Gain on Sale of Property & Equipment	(10)	(8)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(6,483)	(12,943)
Net Increase in Interest Payable and Other Liabilities	1,289	2,350
Net Cash Provided by Operating Activities	7,832	6,145

Investing Activities:
Securities Available-for-Sale:
Purchased	(179,869)	(119,742)
Sold, Matured or Called	99,015	55,532
Securities Held-to-Maturity:
Purchased	(50)	(2,500)
Matured or Called	1,341	1,621
Net Loans Originated or Acquired	(16,603)	14,464
Principal Collected on Loans Previously Charged Off	119	234
Net Additions to Premises and Equipment	(2,854)	(2,799)
Proceeds from Disposition of Property & Equipment	13	8
Net Cash Used by Investing Activities	(98,888)	(53,182)

Financing Activities:
Net Decrease in Demand, Interest-Bearing Transaction, and Savings Accounts	(374)	(11,392)
Increase in Time Deposits	74,079	63,344
Net Increase in Securities Sold Under Agreement to Repurchase	-	60,000
Net Decrease in Federal Home Loan Bank Advances	(27)	(28,225)
Cash Dividends	(3,989)	(3,852)
Stock Repurchases	(1,848)	(2,795)
Net Cash Provided by Financing Activities	67,841	77,080

(Decrease) Increase in Cash and Cash Equivalents	(23,215)	30,043

Cash and Cash Equivalents at Beginning of Year	60,774	51,390
Cash and Cash Equivalents as of June 30, 2009 and June 30, 2008	$37,559	$81,433

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

The preparation of unaudited consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. We have evaluated subsequent events for potential recognition and/or disclosure through August 10,  2009, the date the consolidated financial statements were issued.

Certain amounts in the prior periods’ unaudited consolidated interim financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation. These reclassifications have no effect on previously reported income.

2. Fair Value Disclosures

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
		Fair Value Measurements At June 30, 2009, Using
(in thousands)	Fair Value June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$375,060	$-	$375,060	$-
Total Assets Measured at Fair Value On a Recurring Basis	$375,060	$-	$375,060	$-

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.
		Fair Value Measurements At June 30, 2009, Using
(in thousands)	Fair Value June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$9,966	$-	$9,966	$-
Other Real Estate	4,322	-	4,322	-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$14,288	$-	$14,288	$-

Impaired loans and ORE are measured for impairment using the fair value of the collateral because the loans/ORE are considered to be collateral dependent. Impaired loans were $11.4 million with an allowance for loan losses of $1.5 million and ORE was $6.9 million with a valuation allowance of $2.6 million.

Fair Value of Financial Instruments

Generally accepted accounting principles require disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization.

A summary of the carrying amounts and estimated fair value of financial instruments is as follows:

	June 30, 2009		December 31, 2008
(in thousands)	Carrying	Estimated	Carrying	Estimated
ASSETS:	Amount	Fair Value	Amount	Fair Value
Cash and Cash Equivalents	$37,559	$37,559	$60,774	$60,774
Investment Securities Held-to-Maturity	70,589	69,739	71,890	71,454
Investment Securities Available-for-Sale	375,060	375,060	291,839	291,839
Loans, Net of Deferred Loan Origination Fees	1,191,138	1,208,326	1,177,364	1,192,946
Cash Surrender Value of Life Insurance Policies	42,873	42,873	41,965	41,965
Accrued Interest Receivable	7,963	7,963	7,250	7,250
LIABILITIES:
Deposits:
Non-Interest Bearing	279,619	279,619	319,318	319,318
Interest-Bearing	1,226,788	1,229,091	1,113,384	1,116,389
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,676	63,809	60,703	62,434
Subordinated Debentures	10,310	5,406	10,310	7,441
Accrued Interest Payable	2,972	2,972	3,067	3,067

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

Borrowings: The fair value for Federal Home Loan Bank borrowings and securities sold under agreement to repurchase are determined using discounted future cash flows.

Subordinated Debentures: Fair values of subordinated debentures were determined based on the current market value of like-kind instruments of a similar maturity and structure.

Limitations: Fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above.

3. Dividends and Earnings Per Share

Farmers & Merchants Bancorp common stock is not traded on any exchange.  The shares are primarily held by local residents and are not actively traded.  On May 5, 2009, the Board of Directors of Farmers & Merchants Bancorp declared a mid-year cash dividend of $5.10 per share, a 5.2% increase over the $4.85 per share paid on July 1, 2008. The cash dividend was paid on July 1, 2009, to shareholders of record on June 5, 2009.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the earnings per share for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
(net income in thousands)	2009	2008	2009	2008
Net Income	$3,076	$5,962	$9,010	$11,726
Average Number of Common Shares Outstanding	782,403	795,204	784,020	797,093
Per Share Amount	$3.93	$7.50	$11.48	$14.71

4. Recent Accounting Pronouncements

On June 29, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s financial statements.

SFAS No. 165, “Subsequent Events” (“SFAS 165”) established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for periods ending after June 15, 2009, and its adoption did not have a significant impact on the Company’s financial statements.

On April 9, 2009, the FASB issued three final Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), provides guidelines for making fair value measurements more consistent with the principles presented in FASB SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have decreased significantly.  FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”) enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP 115-2”) provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

All three Staff Positions were effective for interim and annual periods ending after June 15, 2009.  Entities were permitted to early adopt these Staff Positions for interim and annual periods ending after March 15, 2009, but had to adopt all three Staff Positions concurrently.  The Company adopted these Staff Positions for the quarterly period ending June 30, 2009, as required.  The adoption of FSP 157-4, FSP 107-1, and FSP 115-2 did not have a material impact on the Company’s financial statements.

On April 1, 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”).  FSP 141(R)-1 provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of the Company’s adopting FSP 141(R)-1 will depend on the timing of future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2009.  This analysis should be read in conjunction with our 2008 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Overview

The Company’s primary service area encompasses the northern Central Valley of California, a region that can be significantly impacted by the seasonal and cyclical operations of the agricultural industry.  Accordingly, discussion of the Company’s Financial Condition and Results of Operations can be influenced by the banking needs of its agricultural customers (e.g., generally speaking during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in fall and winter as crops are harvested and sold).

The Central Valley of California has been one of the hardest hit areas in the country during the current recession.  Housing prices in many areas are down over 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate.  Unemployment levels are well above 10% in some areas. Although, in management’s opinion, the Company’s credit quality performance over the past eighteen months has compared favorably to our peers, we believe that it is possible that any significant recovery in our local markets will not occur until 2010 or later and this may result in: (1) additional borrower stress in the coming quarters; and (2) continuing modest levels of loan growth over the near term.

Another factor that has adversely impacted the Company’s financial results for the first six months of 2009 has been significantly higher deposit insurance premiums and special assessments.  The FDIC has levied these additional costs on all banks to help replenish a deposit insurance fund that has been depleted by the large number of bank failures across the nation.  For the first six months of 2009 the Company’s total FDIC insurance costs exceeded the same period in 2008 by $1.5 million, a 600% increase.  The FDIC has indicated that additional special assessments may be required during the remainder of 2009 and/or future years.

For the three and six months ended June 30, 2009, Farmers & Merchants Bancorp reported net income of $3,076,000 and $9,010,000, earnings per share of $3.93 and $11.48 and return on average assets of 0.71% and 1.06%, respectively.  Return on average shareholders’ equity was 7.55% and 11.237% for the three and six months ended June 30, 2009.

For the three and six months ended June 30, 2008, Farmers & Merchants Bancorp reported net income of $5,962,000 and $11,726,000, earnings per share of $7.50 and $14.71 and return on average assets of 1.54% and 1.54%, respectively.  Return on average shareholders’ equity was 15.93% and 15.90% for the three and six months ended June 30, 2008.

Factors impacting the Company’s earnings performance in the first six months of 2009 as compared to the same period last year were: (1) a $4.2 million  increase in loan loss provisions and ORE holding costs as a result of the continuing economic problems in the Company’s local markets; and (2) a $1.5 million increase in FDIC deposit insurance costs as a result of the FDIC’s need to increase premiums and levy special assessments on all banks in order to replenish the deposit insurance fund that has been depleted from bank failures nationwide.  These factors were partially offset by: (3) a $3.0 million increase in net interest income due to a 12.6% increase in average earning assets; and (4) a $1.9 million increase in gain on sale of investment securities.

The following is a summary of the financial results for the six month period ended June 30, 2009 compared to June 30, 2008.

•	Net income decreased 23.2% to $9.0 million from $11.7 million.

•	Earnings per share decreased 21.9% to $11.48 from $14.71.

•	Total assets increased 9.5% to $1.8 billion.

•	Total loans increased 6.2% to $1.2 billion.

•	Allowance for loan losses increased 36.2% to $25.5 million.

•	Total deposits increased 10.5% to $1.5 billion.

•	Net interest income increased 9.0% to $36.2 million from $33.2 million.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and six month periods ended June 30, 2009 and 2008.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Three Months Ended June 30,			Three Months Ended June 30,
	2009			2008
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold	$57,085	$35	0.25%	$7,360	$38	2.07%
Investment Securities Available-for-Sale:
Municipals - Non-Taxable	9,673	183	7.56%	8,451	160	7.57%
Mortgage Backed Securities	264,012	3,310	5.01%	180,190	2,425	5.38%
Other	10,736	5	0.19%	3,335	79	9.48%
Total Investment Securities Available-for-Sale	307,808	3,594	4.67%	191,976	2,664	5.55%

Investment Securities Held-to-Maturity:
U.S. Agencies	0	0	0.00%	30,399	317	4.17%
Municipals - Non-Taxable	64,253	921	5.74%	66,096	967	5.85%
Mortgage Backed Securities	4,549	43	3.78%	6,123	59	3.85%
Other	1,991	15	3.01%	1,992	13	2.61%
Total Investment Securities Held-to-Maturity	70,793	979	5.53%	104,610	1,356	5.18%

Loans:
Real Estate	687,081	11,157	6.51%	664,933	11,004	6.64%
Home Equity	65,896	991	6.03%	66,719	1,070	6.43%
Agricultural	211,364	3,223	6.12%	177,357	3,178	7.19%
Commercial	200,341	3,073	6.15%	198,748	3,332	6.72%
Consumer	10,862	199	7.35%	12,669	272	8.61%
Credit Card	0	0	0.00%	5,192	127	9.81%
Municipal	1,075	3	1.12%	1,168	3	1.03%
Total Loans	1,176,619	18,646	6.36%	1,126,786	18,986	6.76%
Total Earning Assets	1,612,305	$23,254	5.79%	1,430,732	$23,044	6.46%

Unrealized Gain/(Loss) on Securities Available-for-Sale	10,318			3,018
Allowance for Loan Losses	(20,833)			(19,217)
Cash and Due From Banks	31,719			36,703
All Other Assets	103,702			101,527
Total Assets	$1,737,211			$1,552,763

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$149,413	$87	0.23%	$129,699	$31	0.10%
Savings	368,048	660	0.72%	318,553	761	0.96%
Time Deposits	694,724	3,295	1.90%	598,741	4,658	3.12%
Total Interest Bearing Deposits	1,212,185	4,042	1.34%	1,046,993	5,450	2.09%
Securities Sold Under Agreement to Repurchase	60,000	535	3.58%	45,778	378	3.31%
Other Borrowed Funds	1,660	10	2.42%	9,158	58	2.54%
Subordinated Debentures	10,310	106	4.12%	10,310	147	5.72%
Total Interest Bearing Liabilities	1,284,155	$4,693	1.47%	1,112,239	$6,033	2.18%
Interest Rate Spread			4.32%			4.28%
Demand Deposits (Non-Interest Bearing)	265,466			263,102
All Other Liabilities	24,543			27,696
Total Liabilities	1,574,164			1,403,037

Shareholders' Equity	163,047			149,726
Total Liabilities & Shareholders' Equity	$1,737,211			$1,552,763
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.30%			0.48%
Net Interest Income and Margin on Total Earning Assets		18,561	4.62%		17,011	4.77%
Tax Equivalent Adjustment		(367)			(366)
Net Interest Income		$18,194	4.53%		$16,645	4.67%

Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount in the amount of $446,000 and $490,000 for the quarters ended June 30, 2009 and 2008, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold	$54,700	$68	0.25%	$4,060	$44	2.17%
Investment Securities Available-for-Sale:
Municipals - Non-Taxable	9,940	373	7.51%	8,956	336	7.50%
Mortgage Backed Securities	256,795	6,737	5.25%	163,405	4,377	5.36%
Other	7,167	9	0.25%	3,546	152	8.57%
Total Investment Securities Available-for-Sale	285,660	7,215	5.05%	175,907	4,865	5.53%

Investment Securities Held-to-Maturity:
U.S. Agencies	0	0	0.00%	30,412	635	4.18%
Municipals - Non-Taxable	64,420	1,843	5.72%	66,096	1,937	5.86%
Mortgage Backed Securities	4,755	91	3.83%	6,334	122	3.85%
Other	1,991	28	2.81%	2,002	26	2.60%
Total Investment Securities Held-to-Maturity	71,166	1,962	5.51%	104,844	2,720	5.19%

Loans:
Real Estate	681,745	22,399	6.63%	658,119	22,859	6.97%
Home Equity	66,031	1,997	6.10%	64,929	2,223	6.87%
Agricultural	206,503	6,331	6.18%	180,728	6,756	7.50%
Commercial	202,957	6,177	6.14%	196,851	6,901	7.03%
Consumer	11,027	396	7.24%	12,657	533	8.45%
Credit Card	0	0	0.00%	5,273	264	10.04%
Municipal	1,063	7	1.33%	1,102	7	1.27%
Total Loans	1,169,326	37,307	6.43%	1,119,659	39,543	7.08%
Total Earning Assets	1,580,852	$46,552	5.94%	1,404,470	$47,172	6.74%

Unrealized Gain/(Loss) on Securities Available-for-Sale	9,897			2,646
Allowance for Loan Losses	(20,748)			(18,931)
Cash and Due From Banks	32,543			37,122
All Other Assets	104,419			98,186
Total Assets	$1,706,963			$1,523,493

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$145,024	$136	0.19%	$129,962	$57	0.09%
Savings	366,927	1,416	0.78%	316,052	1,837	1.17%
Time Deposits	671,481	6,720	2.02%	584,226	10,298	3.54%
Total Interest Bearing Deposits	1,183,432	8,272	1.41%	1,030,240	12,192	2.37%
Securities Sold Under Agreement to Repurchase	60,000	1,065	3.58%	27,033	446	3.31%
Other Borrowed Funds	1,182	20	3.41%	15,328	221	2.89%
Subordinated Debentures	10,310	225	4.40%	10,310	342	6.65%
Total Interest Bearing Liabilities	1,254,924	$9,582	1.54%	1,082,911	$13,201	2.44%
Interest Rate Spread			4.40%			4.29%
Demand Deposits (Non-Interest Bearing)	267,891			268,082
All Other Liabilities	23,623			25,047
Total Liabilities	1,546,438			1,376,040

Shareholders' Equity	160,525			147,453
Total Liabilities & Shareholders' Equity	$1,706,963			$1,523,493
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.32%			0.56%
Net Interest Income and Margin on Total Earning Assets		36,970	4.72%		33,971	4.85%
Tax Equivalent Adjustment		(737)			(737)
Net Interest Income		$36,233	4.62%		$33,234	4.75%

Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount in the amount of $861,000 and $1.3 million for the six months ended June 30, 2009 and 2008, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)	Three Months Ended			Six Months Ended
	June 30, 2009 compared to June 30, 2008			June 30, 2009 compared to June 30, 2008
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Federal Funds Sold	$56	$(60)	$(4)	$95	$(71)	$24
Investment Securities Available for Sale
Municipals - Non-Taxable	23	0	23	37	0	37
Mortgage Backed Securities	1,061	(176)	885	2,452	(92)	2,360
Other	56	(130)	(74)	78	(221)	(143)
Total Investment Securities Available for Sale	1,236	(306)	930	2,663	(313)	2,350

Investment Securities Held to Maturity
U.S. Agencies	(317)	0	(317)	(635)	0	(635)
Municipals - Non-Taxable	(26)	(19)	(45)	(49)	(45)	(94)
Mortgage Backed Securities	(15)	(1)	(16)	(30)	(1)	(31)
Other	0	2	2	0	2	2
Total Investment Securities Held to Maturity	(358)	(18)	(376)	(714)	(44)	(758)

Loans:
Real Estate	364	(211)	153	754	(1,214)	(460)
Home Equity	(13)	(66)	(79)	36	(262)	(226)
Agricultural	560	(515)	45	875	(1,300)	(425)
Commercial	27	(286)	(259)	203	(927)	(724)
Consumer	(36)	(37)	(73)	(65)	(72)	(137)
Credit Card	(127)	-	(127)	(264)	0	(264)
Other	-	0	0	-	0	0
Total Loans	775	(1,115)	(340)	1,539	(3,775)	(2,236)
Total Earning Assets	1,709	(1,499)	210	3,583	(4,203)	(620)

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	5	51	56	8	71	79
Savings	108	(209)	(101)	262	(683)	(421)
Time Deposits	665	(2,028)	(1,363)	1,364	(4,942)	(3,578)
Total Interest Bearing Deposits	778	(2,186)	(1,408)	1,634	(5,554)	(3,920)
Securities Sold Under Agreement to Repurchase	125	32	157	580	39	619
Other Borrowed Funds	(45)	(3)	(48)	(235)	34	(201)
Subordinated Debentures	-	(41)	(41)	-	(117)	(117)
Total Interest Bearing Liabilities	858	(2,198)	(1,340)	1,979	(5,598)	(3,619)
Total Change	$851	$699	$1,550	$1,604	$1,395	$2,999

Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change." The above figures have been rounded to the nearest whole number.

The Company’s earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change.  In order to minimize income fluctuations, the Company attempts to match asset and liability maturities.  However, some maturity mismatch is inherent in the asset and liability mix (see Item 3. “Quantitative and Qualitative Disclosures about Market Risk: Market Risk – Interest Rate Risk”).

2nd Quarter 2009 vs. 2nd Quarter 2008
Net interest income for the second quarter of 2009 increased 9.3% or $1.5 million to $18.2 million.  On a fully taxable equivalent basis, net interest income increased 9.1% and totaled $18.6 million for the second quarter of 2009.  As more fully discussed below, the increase in net interest income was primarily due to an increase in earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended June 30, 2009, the Company’s net interest margin was 4.62% compared to 4.77% for the quarter ended June 30, 2008.  Over the past year the Company has increased the size of its investments, both in absolute dollar terms and as a percentage of earning assets, to absorb the liquidity generated from deposit growth.  As a result, this increase in lower yielding assets (compared to loans) has placed pressure on the Company’s net interest margin.  See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2009.  Additionally, competitive trends in the pricing of both loans and deposits have placed, and may continue to place, pressure on the Company’s net interest margin.

Loans, generally the Company’s highest earning assets, increased $69.3 million as of June 30, 2009 compared to June 30, 2008. See “Financial Condition – Loans” for further discussion on this increase. On an average balance basis, loans increased by $49.8 million for the quarter ended June 30, 2009. Loans decreased from 78.8% of average earning assets at June 30, 2008 to 73.0% at June 30, 2009. As a result of decreases in market interest rates from September 2007 through December 2008 the year-to-date yield on the loan portfolio declined to 6.36% for the quarter ended June 30, 2009, compared to 6.76% for the quarter ended June 30, 2008. Even with the increase in loan balances, the decrease in yield resulted in interest revenue from loans decreasing 1.8% to $18.6 million for quarter ended June 30, 2009. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans, the yield earned on investments is generally less than that of loans.  Average investment securities totaled $378.6 million for the quarter ended June 30, 2009, an increase of $82.0 million compared to the average balance for the quarter ended June 30, 2008. Interest income on securities increased $553,000 to $4.6 million for the quarter ended June 30, 2009, compared to $4.0 million for the quarter ended June 30, 2008. The average investment portfolio yield, on a tax equivalent basis, was 4.8% for the quarter ended June 30, 2009, compared to 5.4% for the quarter ended June 30, 2008. This decrease in yield was due to both an overall drop in market interest rates as well as the Company’s decision to shorten the maturities of new investment purchases.  See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2009.  Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Overnight investments in Federal Funds Sold are an additional earning asset available to the Company.  Historically, in order to earn interest on excess cash balances banks had to “sell” these balances (called “Federal Funds Sold”) on an overnight basis to other banks.   However, in late 2008 the FRB began paying interest on the deposits that banks maintained in their FRB accounts (which are also classified as Federal Funds Sold on the Company’s balances sheet) providing an essentially risk-free alternative for earning interest on overnight cash balances.   These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008.   Average Federal Funds Sold (which includes interest earning balances at the FRB) for the quarter ended June 30, 2009, was $57.1 million, an increase of $49.7 million compared to the average balance for the quarter ended June 30, 2008.  Even with the large increase in average balances, interest income on Federal Funds Sold remained relatively unchanged for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 since the average yield on Federal Funds Sold dropped to 0.25% for the quarter ended June 30, 2009 from 2.07% for the quarter ended June 30, 2008.  See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2009.

Average interest-bearing sources of funds increased $171.9 million or 15.5% during the second quarter of 2009. Of that increase: (1) interest-bearing deposits increased $165.2 million; (2) securities sold under agreement to repurchase increased $14.2 million (see “Financial Condition - Securities Sold Under Agreement to Repurchase”); (3) Federal Home Loan Bank (“FHLB”) Advances decreased $7.5 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (4) subordinated debt remained unchanged.

The $165.2 million increase in average interest-bearing deposits was primarily in time and savings deposits, which grew $145.5 million, as lower cost interest bearing DDA increased by $19.7 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $4.0 million for the second quarter of 2009 as compared to $5.4 million for the second quarter of 2008. From September 2007 through December 2008, the FRB lowered market rates by 5.00%, and as a result the average rate paid on interest-bearing deposits declined to 1.3% for the second quarter of 2009 from 2.1% for the second quarter of 2008. The Company anticipates that this decline in deposit rates should continue, albeit at a slower pace, in to the second half of 2009.

Six Months Ending June 30, 2009 vs. Six Months Ending June 30, 2008
During the first six months of 2009, net interest income increased 9.0% to $36.2 million, compared to $33.2 million at June 30, 2008.  On a fully taxable equivalent basis, net interest income increased 8.8% and totaled $36.9 million at June 30, 2009, compared to $33.9 million at June 30, 2008. The increase in net interest income was primarily due to an increase in earning assets.

For the six months ended June 30, 2009, the Company’s net interest margin was 4.72% compared to 4.85% for the same period in 2008.

Loans, on an average balance basis, increased by $49.7 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The yield on the loan portfolio decreased 65 basis points to 6.43% for the six months ended June 30, 2009 compared to 7.08% for the six months ended June 30, 2008.  This decrease in yield, partially offset by an increase in average balances, resulted in interest income from loans decreasing 5.7% or $2.2 million for the first six months of 2009.

Average investment securities were $356.8 million for the six months ended June 30, 2009 compared to $280.7 million for the same period in 2008.  The average yield (TE) for the six months ended June 30, 2009 was 5.14% compared to 5.40% for the six months ended June 30, 2008.  The decrease in the yield on investment securities was offset by an increase in volume, resulting in an increase in interest income of $1.6 million or 21.0%, for the six months ended June 30, 2009.

Average interest-bearing sources of funds increased $172.0 million or 15.9% during the six months ended June 30, 2009. Of that increase: (1) interest-bearing deposits increased $153.2 million; (2) FHLB Advances decreased $14.1 million; (3) securities sold under agreement to repurchase increased $33.0 million; and (4) subordinated debt remained unchanged.

The $153.2 million increase in average interest-bearing deposits was primarily in time and savings deposits, which grew $138.1 million, as lower cost interest bearing DDA increased by $15.1 million. Total interest expense on deposits was $8.3 million for the first six months of 2009 as compared to $12.2 million for the first six months of 2008. The average rate paid on interest-bearing deposits was 1.41% in the first six months of 2009 and 2.37% in the first six months of 2008.

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

Changes in the provision between the first half of 2009 and 2008 were the result of management’s evaluation of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses and the prevailing economic climate and its effect on borrowers’ ability to repay loans in accordance with the terms of the notes. The Central Valley of California has been one of the hardest hit areas in the country during this recession.  Housing prices in many areas are down over 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate.  Unemployment levels are well above 10% in some areas.  Although, in management’s opinion, the Company’s levels of net charge-offs over the past eighteen months and non-performing assets as of June 30, 2009 compare favorably to our peers, we believe that it is prudent to prepare for the possibility that any significant recovery in our local markets will not occur until 2010 or later and this may result in additional borrower stress in the coming quarters.  Accordingly, management and the Board of Directors increased the Company’s level of loan loss reserves as of June 30, 2009 to $25.5 million or 2.13% of total loans.  This represents a $5.0 million or 24% increase over March 31, 2009.

The provision for loan losses during the first half of 2009 was $8.1 million compared to $4.6 million for the first half of 2008. Net charge-offs during the first half of 2009 were $2.7 million as compared to $4.4 million during the first half of 2008. Net charge-offs at June 30, 2009, represented 0.23% of average loans, a level that, in management’s opinion, compares favorably to the Company’s peers at the present time. See “Item 1A. Risk Factors” and “Note 1. Significant Accounting Policies – Allowance for Loan Losses” in the Company’s 2008 Annual Report on Form 10-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” of this report.

The allowance for loan losses was $25.5 million or 2.13% of total loan balances at June 30, 2009 compared to $18.7 million or 1.66% of total loan balances at June 30, 2008. As of December 31, 2008, the allowance for loan losses was $20.0 million, which represented 1.70% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of June 30, 2009 was adequate. See the following table for allowance for loan loss activity for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Balance at Beginning of Period	$20,500	$19,032	$20,034	$18,483
Provision Charged to Expense	7,260	4,035	8,130	4,605
Recoveries of Loans Previously Charged Off	35	142	119	234
Loans Charged Off	(2,341)	(4,527)	(2,829)	(4,640)
Balance at End of Period	$25,454	$18,682	$25,454	$18,682

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

2nd Quarter 2009 vs. 2nd Quarter 2008
Non-interest income decreased $2.7 million or 35.2% for the three months ended June 30, 2009, compared to the same period of 2008. This decrease was primarily comprised of: (1) no credit card merchant fees in 2009 due to the sale of the merchant portfolio in June 2008; and (2) a $2.9 million decrease in other non-interest income as a result of the sale of the Company’s credit card portfolio and merchant portfolio in June 2008 that generated a one-time increase in other non-interest income.  These decreases were partially offset by a $778,000 increase in the net gain on investment securities for the second quarter of 2009 compared to the second quarter of 2008.

Six Months Ending June 30, 2009 vs. Six Months Ending June 30, 2008
Non-interest income decreased $1.6 million or 14.6% for the six months ended June 30, 2009 compared to the same period of 2008. This decrease was primarily comprised of: (1) Credit card merchant fees decreased $1.1 million; and (2) other non-interest income decreased $2.9 million, both due to the sale of the Company’s credit card portfolio and merchant portfolio in June 2008. These decreases were partially offset by: (3) an increase of $2.0 million in investment gains for the first six months of 2009 compared to the first six months of 2008; and (4) net gains of $407,000 on deferred compensation investments during the first half of 2009 compared to net losses of $203,000 during the first half of 2008.

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

Non-Interest Expense
Non-interest expense for the Company includes expenses for: (1) salaries and employee benefits; (2) occupancy; (3) equipment; (4) supplies; (5) legal fees; (6) professional services; (7) data processing; (8) marketing; (9) FDIC deposit insurance premiums and assessments; (10) merchant bankcard operations; and (11) other miscellaneous expenses.

2nd Quarter 2009 vs. 2nd Quarter 2008
Non-interest expense increased $645,000 or 5.9% for the three months ended June 30, 2009, compared to the same period of 2008.  This increase was primarily comprised of: (1) a $408,000 increase in salary and employee benefits as a result of increases in staff levels and officer salary increases that became effective in April, 2009; (2) ORE holding costs increased $142,000 in the second quarter of 2009 compared to the same period in 2008 due to the current economic climate that has caused the Company to acquired $4.3 million of other real estate; and (3) FDIC insurance premiums and special assessments increased $545,000, or 419.2%, to $675,000 in the second quarter of 2009 (see “Overview”).  These increases were partially offset by a decrease of $421,000 in credit card merchant expense due to the sale of the merchant portfolio in June 2008.

Six Months Ending June 30, 2009 vs. Six Months Ending June 30, 2008
Non-interest expense increased $2.9 million or 13.8% for the six months ended June 30, 2009 compared to the same period of 2008.  This increase was primarily comprised of: (1) a $594,000 increase in salary & employee benefits; (2) a $610,000 increase in gains on deferred compensation investments; (3) a $1.5 million increase in FDIC insurance premiums and special assessments (see “Overview”); and (4) a $647,000 increase in ORE holding costs.  These increases were partially offset by an $828,000 decrease in credit card merchant expense.

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

Income Taxes
The provision for income taxes decreased 60.6% to $1.4 million for the second quarter of 2009.  The Company’s effective tax rate decreased for the second quarter of 2009 and was 31.7% compared to 37.8% for the same period in 2008.

The provision for income taxes decreased 31.6% to $4.8 million for the first six months of 2009.  The Company’s effective tax rate decreased for the first six months of 2009 and was 35.0% compared to 37.7% for the same period in 2008.

The Company’s effective tax rate can change from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt sources of income and expense. The substantial increase in the second quarter 2009 loan loss provision, which is a tax deductible item, had a significant impact on the effective tax rate for the second quarter of 2009, and to a lesser extent, the first six months of 2009. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance, California enterprise zone interest income exclusion and tax-exempt interest income on municipal securities and loans.

Financial Condition

This section discusses material changes in the Company’s balance sheet for the six month period ending June 30, 2009 as compared to the year ended December 31, 2008 and to the six month period ending June 30, 2008. As previously discussed (see “Overview”) the Company’s financial condition is influenced by the seasonal banking needs of its agricultural customers.

Investment Securities and Federal Funds Sold
The investment portfolio is an important component of the Company’s earning asset mix, providing an income alternative to loans that exhibits a high level of safety of principal and liquidity.

Since the beginning of 2009 the Company has generated a significant amount of excess liquidity because interest rates have been low and perceived market risks high, causing customers to move funds from the stock market and other investment vehicles to FDIC insured bank deposits. Additionally, given the drop in mortgage rates during the first half of 2009, many of our higher coupon mortgage-backed securities that had been purchased at a premium were prepaying quickly, and their market value gains disappearing.  As a result, during the first half of 2009 the Company sold, for a gain of $2.5 million, approximately $54.5 million of mortgage-backed securities that were purchased at premiums.  This further increased our excess cash position.

The Company’s reinvestment strategy for the cash generated from security sales and deposit inflows was: (1) during the first quarter forego higher yields in order to reduce current credit risk exposure by maintaining excess liquidity at the FRB; and (2) during the second quarter increase yields by moving out of cash, but: (i) limit future interest rate risk exposure, and (ii) provide cash for future loan growth when economic conditions in the Company’s market improve; by investing primarily in adjustable rate short-to-medium term agency mortgage-backed securities, callable agency debt securities and shorter-term investment grade corporate securities.

The Company’s investment portfolio at June 30, 2009 was $445.6 million compared to $363.7 million at the end of 2008, an increase of $81.9 million or 22.5%. At June 30, 2008, the investment portfolio totaled $310.6 million.  The Company's investment portfolio currently represents 25.3% of the Company’s total assets as compared to 21.6% at December 31, 2008 and 19.3% at June 30, 2008. The investment portfolio is comprised primarily of agency mortgage-backed securities, agency debt securities, bank-qualified municipals and investment grade corporate securities.  The Company never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC”, classes of securities that resulted in losses for many banks during 2008. See “Financial Condition – Investment Securities” in the Company’s 2008 Annual Report on Form 10-K.

Overnight investments in Federal Funds Sold are an additional earning asset available to the Company.  Historically, in order to earn interest on excess cash balances banks had to “sell” these balances (called “Federal Funds Sold”) on an overnight basis to other banks.   However, in late 2008 the FRB began paying interest on the deposits that banks maintained in their FRB accounts (which are also classified as Federal Funds Sold on the Company’s balances sheet) providing an essentially risk-free alternative for earning interest on overnight cash balances.   These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008.  Since significant uncertainty/risk existed in the credit markets in early 2009, the Company elected to maintain much of its excess cash at the FRB during the first half of 2009, despite the fact that it was earning a very low rate of interest. As a result of this credit risk reduction strategy, average Federal Funds Sold (which includes interest earning balances at the FRB) for the six months ended June 30, 2009, was $54.7 million compared to $4.1 million for the six months ended June 30, 2008. The Company’s peak Federal Funds Sold position occurred on April 3, 2009 when $134.0 million was maintained overnight at the FRB.  By late April, 2009 the Company determined that the overall risk in the credit markets had returned to acceptable levels, and by June 30, 2009 the Company had moved most of its Federal Funds Sold balances into higher-yielding short- and medium-term investment securities.

The Company classifies its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of June 30, 2009, December 31, 2008 and June 30, 2008 there were no securities in the trading portfolio. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

As of June 30, 2009, securities carried at $283.5 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2008, was $295.9 million.

Loans
The Company's loan portfolio at June 30, 2009 increased $13.8 million or 1.2% from December 31, 2008. Compared to June 30, 2008, loans have increased $69.3 million or 6.2%.  Loan growth has been relatively modest over the last six-to-twelve months, a reflection of the difficult economic environment in the Central Valley of California.  Much of the current year’s loan growth occurred in Agricultural and Agricultural Real Estate Loans, market segments where the Company believes that current market rates and/or credit risks are more reasonable than in other segments.

On an average balance basis, loans have increased $49.7 million or 4.4% since the second quarter of 2008. The following table sets forth the distribution of the loan portfolio by type and percent as of the periods indicated.

Loan Portfolio		June 30, 2009		December 31, 2008		June 30, 2008
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$278,145	23.3%	$271,856	23.0%	$255,457	22.7%
Agricultural Real Estate	236,204	19.8%	227,166	19.3%	219,614	19.5%
Real Estate Construction	77,306	6.5%	75,472	6.4%	72,310	6.4%
Residential 1st Mortgages	101,479	8.5%	105,980	9.0%	108,650	9.7%
Home Equity Lines and Loans	65,141	5.5%	66,159	5.6%	64,499	5.7%
Agricultural	221,622	18.6%	216,610	18.4%	184,073	16.4%
Commercial	201,870	16.9%	202,636	17.2%	205,900	18.3%
Consumer	11,320	0.9%	13,612	1.2%	13,460	1.2%
Total Loans	1,193,087	100.0%	1,179,491	100.0%	1,123,963	100.0%
Less:
Unearned Income	1,949		2,127		2,098
Allowance for Loan Losses	25,454		20,034		18,682
Net Loans	$1,165,684		$1,157,330		$1,103,183

The Central Valley of California has been one of the hardest hit areas in the country during the current recession.  Housing prices in many areas are down over 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate.  Unemployment levels are well above 10% in some areas. In management’s opinion it is possible that any significant recovery in our local markets will not occur until 2010 or later and this may result in continuing modest levels of loan growth over the near term.

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

The following table sets forth the amount of the Company's non-performing assets as of the dates indicated. Non-performing loan balances (defined as non-accrual loans plus accruing loans past due 90 days or more) are reported net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, in the amounts of $0, $473,000, and $731,000, respectively.  ORE balances are net of reserve for ORE valuation adjustments in the amounts of $2.6 million, $2.1 million, and $0, respectively.

Non-Performing Assets
(in thousands)	June 30, 2009	Dec. 31, 2008	June 30, 2008
Non-Performing Loans	$11,439	$5,267	$3,775
Other Real Estate	4,322	4,817	6,893
Total	$15,761	$10,084	$10,668

Non-Performing Loans as a % of Total Loans	0.96%	0.45%	0.33%
Allowance for Loan Losses as a % of Non-Performing Loans	222.5%	380.4%	495.0%

Non-performing loans consist of $6.7 million of commercial real estate loans, $2.2 million of agricultural real estate loans and $2.5 million of real estate construction loans.  Specific reserves of $1.5 million have been established for these loans.  Other Real Estate consists primarily of raw land and residential finished lots.

Interest income on non-accrual loans which would have been recognized during the period, if all such loans had been current in accordance with their original terms, totaled $507,000 at June 30, 2009, $261,000 at December 31, 2008, and $200,000 at June 30, 2008.

Except for those loans discussed above, the Company’s management is not aware of any loans as of June 30, 2009, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date.  However, the Central Valley of California has been one of the hardest hit areas in the country during this recession.  Housing prices in many areas are down over 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate.  Unemployment levels are well above 10% in some areas.  As a result of this combination of: (1)  real estate values having declined significantly over the past 18 months; and (2) recent deterioration in general economic conditions leading to increased unemployment and business failures; borrowers who are current in their payments may experience deterioration in the value of their collateral below the amount outstanding on the loan, significantly increasing the potential of default if their income levels decline. See “Item 1A. Risk Factors” in the Company’s 2008 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base.  The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at June 30, 2009 increased $73.7 million or 5.1% from December 31, 2008, and have increased $143.7 million or 10.5% compared to June 30, 2008. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted this strong year-over-year deposit growth: (1) interest rates were low and perceived market risks high, causing customers to move funds from the stock market and other investment vehicles to bank deposits; (2) the Federal government’s decision to increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor (unlimited for non-interest bearing transaction accounts); and (3) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory.

Core deposits (exclusive of Public Time Deposits) increased $76.2 million or 6.0% from December 31, 2008 and have increased $146.4 million or 12.1% since June 30, 2008.  Public Time Deposits have decreased $2.8 million since June 30, 2008.

Demand and Interest-Bearing transaction accounts decreased $33.9 million or 7.3% since December 31, 2008, (partially due to the seasonal impact of the agricultural industry - see “Overview”) but increased $30.7 million or 7.6% since June 30, 2008, while savings and time deposit accounts have increased $107.6 million or 11.1% since December 31, 2008, and $113.0 million or 11.8% since June 30, 2008.

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

FHLB Advances as of June 30, 2009 were $676,000 compared to $703,000 at December 31, 2008 and $729,000 at June 30, 2008. The average rate on FHLB advances during the first half of 2009 was 3.4% compared to 2.9% during the first half of 2008. This rate increase occurred because the Company paid off all of its short-term, lower cost FHLB advances that were outstanding during the first half of 2008. The small advance of $676,000 remaining at June 30, 2009, was a long-term advance taken out several years ago when interest rates were higher.

The Company has never had any borrowings outstanding from the FRB since its line was established in August 2008.

As of June 30, 2009 the Company has additional borrowing capacity of $174.4 million with the Federal Home Loan Bank and $282.2 million with the Federal Reserve Bank.  Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings, and totaled $60 million at June 30, 2009, December 31, 2008, and June 30, 2008.

On March 13, 2008, the Bank entered into a $40 million medium term repurchase agreement with Citigroup as part of a leveraging strategy in response to the FRB’s continued interest rate cuts (see “Financial Condition - Investment Securities” in the Company’s 2008 Annual Report on Form 10-K).  The repurchase agreement pricing rate is 3.20% with an embedded 3 year cap tied to 3 month Libor with a strike price of 3.3675%.  The repurchase agreement matures March 13, 2013, putable only on March 13, 2011, and is secured by investment securities.

On May 30, 2008, the Company entered into a second repurchase agreement with Citigroup for $20 million.  The repurchase agreement pricing rate is 4.19% with an embedded 3 year cap tied to 3 month Libor with a strike price of 3.17%.  The repurchase agreement matures June 5, 2013, putable only on June 5, 2011, and is secured by investment securities.

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”).  These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%.  Interest rates reset quarterly and were 3.46% as of June 30, 2009, 4.72% at December 31, 2008 and 5.66% at June 30, 2008. The average rate paid for these securities for the first half of 2009 was 4.40% compared to 6.65% for the first half of 2008. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements.  The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection.  Shareholders’ Equity totaled $158.2 million at June 30, 2009, $156.5 million at December 31, 2008, and $146.9 million at June 30, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of June 30, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total Capital to Risk Weighted Assets	$182,975	12.14%	$120,535	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	$164,058	10.89%	$60,267	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	$164,058	9.42%	$69,681	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total Capital to Risk Weighted Assets	$182,699	12.13%	$120,512	8.0%	$150,640	10.0%
Tier 1 Capital to Risk Weighted Assets	$163,785	10.87%	$60,256	4.0%	$90,384	6.0%
Tier 1 Capital to Average Assets	$163,785	9.42%	$69,569	4.0%	$86,961	5.0%

As previously discussed (see Long-term Subordinated Debentures), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of trust preferred securities.  On March 1, 2005, the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of trust preferred securities (“TPS”) by bank holding companies (“BHCs”).  Under the final rule BHCs may include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill.  The quantitative limitation concerning goodwill will not be effective until March 31, 2011. Any portion of trust-preferred securities not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations.  The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company’s trust preferred securities currently qualify as Tier 1 capital.

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

During the second quarter of 2009 the Company repurchased 410 shares at an average share price of $390 per share. During the second quarter of 2008 the Company repurchased 2,654 shares at an average share price of $460. Since the second share repurchase program was expanded in 2006 the Company has repurchased over 37,000 shares for total consideration of $17.4 million.

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

Based upon the Company’s strong capital position and continued earnings strength, the Company elected not to participate in the Federal Government’s 2008 TARP capital purchase program. See “Part I, Item 1A. Risk Factors” in the Company’s 2008 Annual Report on Form 10-K.

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

For a full discussion of the Company’s critical accounting policies and estimates see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Annual Report on Form 10-K.

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of June 30, 2009, the Company had entered into commitments with certain customers amounting to $329.7 million compared to $355.2 million at December 31, 2008 and $365.6 million at June 30, 2008.  Letters of credit at June 30, 2009, December 31, 2008 and June 30, 2008, were $7.4 million, $7.9 million and $7.5 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management
The Company has adopted risk management policies and procedures which aim to ensure the proper control and management of all risk factors inherent in the operation of the Company, most importantly credit risk, interest rate risk and liquidity risk.  These risk factors are not mutually exclusive. It is recognized that any product or service offered by the Company may expose the Company to one or more of these risk factors.

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

Management believes that the allowance for loan losses at June 30, 2009, was adequate to provide for both recognized probable losses and estimated inherent losses in the portfolio.  No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2009, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.53% if rates increase by 200 basis points and an increase in net interest income of 1.72% if rates decline 100 basis points. Comparatively, at December 31, 2008, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.17% if rates increase by 200 basis points and an increase in net interest income of 1.38% if rates decline 100 basis points. All results are within the Company’s policy limits.

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

The Company’s principal operating sources of liquidity include (see “Item 1. Financial Statements – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $71 million and repurchase lines of $50 million with major banks. In addition, as of June 30, 2009 the Company has available borrowing capacity of $174.4 million at the Federal Home Loan Bank and $282.2 million at the Federal Reserve Bank.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the second quarter of 2009.
Second Quarter 2009	Number of Shares	Average Price per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
04/01/2009 - 04/30/2009	-	$-	-	$17,264,910
05/01/2009 - 05/31/2009	410	390.00	410	17,105,010
06/01/2009 - 06/30/2009	-	-	-	17,105,010
Total	410	$390.00	410	$17,105,010

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

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Farmers & Merchants Bancorp was held on May 18, 2009. There were 569,409 shares represented in person and by proxy. At this meeting, the Company’s shareholders considered and voted on the following matter:

1. ELECTION OF DIRECTORS

Directors	For	%	Withheld	%

S. ADAMS	561,732	98.7%	7,677	1.3%

E. CORUM, JR	562,094	98.7%	7,315	1.3%

O. METTLER	561,952	98.7%	7,457	1.3%

J. PODESTA	561,718	98.6%	7,691	1.4%

K. SANGUINETTI	562,039	98.7%	7,370	1.3%

K. STEINWERT	558,748	98.1%	10,661	1.9%

C. SUESS	562,039	98.7%	7,370	1.3%

C. WISHEK, JR.	560,422	98.4%	8,987	1.6%

ITEM 5. Other Information

The Company’s earnings release for the quarter ended June 30, 2009 is attached hereto as Exhibit 99.

ITEM 6. Exhibits

See Exhibit Index on Page 34.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: August 10, 2009
/s/ Kent A. Steinwert
Kent A. Steinwert
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2009
/s/ Stephen W. Haley
Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)

Index to Exhibits

Exhibit No.	Description

31 (a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 (b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Earnings release for the quarter ended June 30, 2009.