Form 10-Q
period 2009-09-30
FARMERS & MERCHANTS BANCORP
filed 2009-11-06
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Number of shares of common stock of the registrant:  Par value $0.01, authorized 20,000,000 shares; issued and outstanding 781,405 as of October 31, 2009.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets (Unaudited)
(in thousands)	Sept. 30,	December 31,	Sept. 30,
Assets	2009	2008	2008
Cash and Cash Equivalents:
Cash and Due From Banks	$27,954	$46,774	$51,900
Federal Funds Sold	1,982	14,000	28,300
Total Cash and Cash Equivalents	29,936	60,774	80,200

Investment Securities:
Available-for-Sale	362,350	291,839	211,222
Held-to-Maturity	69,016	71,890	105,413
Total Investment Securities	431,366	363,729	316,635

Loans	1,215,173	1,177,364	1,161,506
Less: Allowance for Loan Losses	25,818	20,034	18,486
Loans, Net	1,189,355	1,157,330	1,143,020
Premises and Equipment, Net	24,469	21,653	22,039
Bank Owned Life Insurance	43,317	41,965	41,537
Interest Receivable and Other Assets	46,468	38,986	49,811
Total Assets	$1,764,911	$1,684,437	$1,653,242

Liabilities
Deposits:
Demand	$283,169	$319,318	$281,873
Interest Bearing Transaction	162,454	146,879	135,529
Savings	433,613	353,055	356,206
Time	617,793	613,450	627,095
Total Deposits	1,497,029	1,432,702	1,400,703

Securities Sold Under Agreement to Repurchase	60,000	60,000	60,000
Federal Home Loan Bank Advances	663	703	716
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	31,175	24,177	28,394
Total Liabilities	1,599,177	1,527,892	1,500,123

Shareholders' Equity
Preferred Stock	-	-	-
Common Stock	8	8	8
Additional Paid-In Capital	76,386	78,527	80,508
Retained Earnings	83,549	72,350	71,921
Accumulated Other Comprehensive Gain	5,791	5,660	682
Total Shareholders' Equity	165,734	156,545	153,119
Total Liabilities & Shareholders' Equity	$1,764,911	1,684,437	$1,653,242
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest Income
Interest and Fees on Loans	$18,931	$19,294	$56,238	$58,837
Interest on Federal Funds Sold and Securities Purchased Under Agreements to Resell	10	137	78	181
Interest on Investment Securities:
Taxable	3,412	3,122	10,373	8,434
Tax-Exempt	722	757	2,201	2,293
Total Interest Income	23,075	23,310	68,890	69,745
Interest Expense
Deposits	3,164	5,349	11,436	17,541
Borrowed Funds	552	552	1,637	1,219
Subordinated Debentures	90	149	315	491
Total Interest Expense	3,806	6,050	13,388	19,251

Net Interest Income	19,269	17,260	55,502	50,494
Provision for Loan Losses	2,215	765	10,345	5,370
Net Interest Income After Provision for Loan Losses	17,054	16,495	45,157	45,124

Non-Interest Income
Service Charges on Deposit Accounts	1,840	1,866	5,183	5,381
Net Gain on Investment Securities	510	1	2,982	536
Credit Card Merchant Fees	0	20	0	1,109
Increase in Cash Surrender Value of Life Insurance	444	464	1,352	1,356
ATM Fees	423	321	1,209	1,072
Net Gain (Loss) on Deferred Compensation Investments	790	(1,113)	1,197	(1,316)
Other	522	904	1,853	5,152
Total Non-Interest Income	4,529	2,463	13,776	13,290

Non-Interest Expense
Salaries & Employee Benefits	7,237	6,405	21,637	20,211
Net Gain (Loss) on Deferred Compensation Investments	790	(1,113)	1,197	(1,316)
Occupancy	719	665	2,098	2,009
Equipment	567	862	1,917	1,985
Credit Card Merchant Expense	-	0	0	828
ORE Holding Costs	603	564	1,269	583
FDIC Insurance	195	139	1,996	396
Other	1,566	1,773	5,056	5,239
Total Non-Interest Expense	11,677	9,295	35,170	29,935

Income Before Income Taxes	9,906	9,663	23,763	28,479
Provision for Income Taxes	3,728	3,606	8,575	10,696
Net Income	$6,178	$6,057	$15,188	$17,783
Earnings Per Share	$7.90	$7.63	$19.39	$22.34
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months		Nine Months
	Ended Sept 30,		Ended Sept 30,
	2009	2008	2009	2008
Net Income	$6,178	$6,057	$15,188	$17,783

Other Comprehensive Loss -

Unrealized Gains on Securities:
Unrealized holding gains arising during the period, net of income tax provision of $1,436 and $894 for the quarters ended September 30, 2009 and 2008, respectively, and of $1,349 and $7 for the nine months ended September 30, 2009 and 2008, respectively.	1,979	1,232	1,859	10

Reclassification adjustment for realized (gains) included in net income, net of related income tax effects of $(215) and $0 for the quarters ended September 30, 2009 and 2008, respectively, and of $(1,254) and $(225) for the nine months ended September 30, 2009 and 2008, respectively.	(295)	(1)	(1,728)	(311)
Total Other Comprehensive Gain (Loss)	1,684	1,231	131	(301)

Comprehensive Income	$7,862	$7,288	$15,319	$17,482
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2007	800,112	$8	$84,437	$57,990	$983	$143,418
Net Income		-	-	17,783	-	17,783
Cash Dividends Declared on Common Stock		-	-	(3,852)	-	(3,852)
Repurchase of Stock	(8,590)	-	(3,929)	-	-	(3,929)
Change in Net Unrealized Gain on Securities Available for Sale		-	-	-	(301)	(301)
Balance, September 30, 2008	791,522	$8	$80,508	$71,921	$682	$153,119

Balance, December 31, 2008	786,960	$8	$78,527	$72,350	$5,660	$156,545
Net Income		-	-	15,188	-	15,188
Cash Dividends Declared on Common Stock		-	-	(3,989)	-	(3,989)
Repurchase of Stock	(5,555)	-	(2,141)	-	-	(2,141)
Change in Net Unrealized Gain on Securities Available for Sale		-	-	-	131	131
Balance, September 30, 2009	781,405	$8	$76,386	$83,549	$5,791	$165,734
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)	Nine Months Ended
(in thousands)	Sept 30,	Sept 30,
	2009	2008
Operating Activities:
Net Income	$15,188	$17,783
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	10,345	5,370
Depreciation and Amortization	1,418	838
Net Amortization of Investment Security Discounts & Premium	(2,691)	88
Net Gain on Investment Securities	(2,982)	(536)
Net Gain on Sale of Property & Equipment	(10)	(8)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(8,929)	(13,659)
Net Increase in Interest Payable and Other Liabilities	6,998	2,694
Net Cash Provided by Operating Activities	19,337	12,570

Investing Activities:
Securities Available-for-Sale:
Purchased	(217,825)	(131,979)
Sold, Matured or Called	153,224	62,808
Securities Held-to-Maturity:
Purchased	(50)	(4,500)
Matured or Called	2,913	4,602
Net Loans Originated or Acquired	(42,545)	(26,183)
Principal Collected on Loans Previously Charged Off	175	279
Net Additions to Premises and Equipment	(4,237)	(2,689)
Proceeds from Sale of Property and Equipment	13	8
Net Cash Used by Investing Activities	(108,332)	(97,654)

Financing Activities:

Net Increase in Demand, Interest-Bearing Transaction, and Savings Accounts	59,984	25,966
Increase in Time Deposits	4,343	63,947
Net Increase in Securities Sold Under Agreement to Repurchase	-	60,000
Net Decrease in Federal Home Loan Bank Advances	(40)	(28,238)
Cash Dividends	(3,989)	(3,852)
Stock Repurchases	(2,141)	(3,929)
Net Cash Provided by Financing Activities	58,157	113,894

(Decrease) Increase in Cash and Cash Equivalents	(30,838)	28,810

Cash and Cash Equivalents at Beginning of Year	60,774	51,390
Cash and Cash Equivalents as of Sept. 30, 2009 and Sept. 30, 2008	$29,936	$80,200
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

Basis of Presentation
The accompanying unaudited consolidated interim financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments are of a normal, recurring nature.

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

In May 2009, the FASB issued ASC 855 (formerly Statement No. 165), “Subsequent Events”.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC 855 is effective for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions of ASC 855 and has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued or November 9, 2009. The Company does not believe any subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

Certain amounts in the prior periods’ unaudited consolidated interim financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation. These reclassifications have no effect on previously reported income.

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

(in thousands)	Amortized	Gross Unrealized		Fair/Book
September 30, 2009	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$105,346	$340	$46	$105,640
Obligations of States and Political Subdivisions	8,404	3	-	8,407
Mortgage-backed Securities	229,137	9,678	-	238,815
Other	9,470	19	1	9,488
Total	$352,357	$10,040	$47	$362,350

(in thousands)	Amortized	Gross Unrealized		Fair/Book
December 31, 2008	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$10,224	$7	$-	$10,231
Mortgage-backed Securities	266,416	9,761	1	276,176
Other	5,432	-	-	5,432
Total	$282,072	$9,768	$1	$291,839

Included with the September 30, 2009 available-for-sale “Other Securities Fair/Book Value” total of $9.5 million was $5.4 million of FHLB stock.  Included with the December 31, 2008 available-for-sale “Other Securities Fair/Book Value” total of $5.4 million was $5.1 million of FHLB stock.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows:

(in thousands)	Book	Gross Unrealized		Fair
September 30, 2009	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$63,069	$2,554	$5	$65,618
Mortgage-backed Securities	3,957	114	-	4,071
Other	1,990	-	-	1,990
Total	$69,016	$2,668	$5	$71,679

(in thousands)	Book	Gross Unrealized		Fair
December 31, 2008	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$64,765	$529	$988	$64,306
Mortgage-backed Securities	5,133	107	-	5,240
Other	1,992	-	-	1,992
Total	$71,890	$636	$988	$71,538

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The remaining principal maturities of debt securities as of September 30, 2009 are shown in the following tables. Mortgage-Backed Securities are presented based on expected maturities. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After 1	After 5		Total
Securities Available-for-Sale	Within	but	but	Over	Fair
September 30, 2009 (in thousands)	1 Year	Within 5	Within 10	10 years	Value
Securities of U.S. Government Agencies	$-	$100,554	$5,086	$-	$105,640
Obligations of States and Political Subdivisions	1,018	-	-	7,389	8,407
Mortgage-backed Securities	-	-	21,776	217,039	238,815
Other	7,468	2,020	-	-	9,488
Total	$8,486	$102,574	$26,862	$224,428	$362,350

		After 1	After 5		Total
Securities Held-to-Maturity	Within	but	but	Over	Book
September 30, 2009 (in thousands)	1 Year	Within 5	Within 10	10 years	Value
Obligations of States and Political Subdivisions	$872	$4,600	$37,889	$19,708	$63,069
Mortgage-backed Securities	-	3,957	-	-	3,957
Other	-	-	10	1,980	1,990
Total	$872	$8,557	$37,899	$21,688	$69,016

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated.

	Less Than 12 Months		12 Months or More		Total
September 30, 2009 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities of U.S. Government Agencies	$24,939	$46	$-	$-	$24,939	$46
Obligations of States and Political Subdivisions	720	5	-	-	720	5
Mortgage-backed Securities	-	-	-	-	-	-
Other	1,250	1	-	-	1,250	1
Total	$37,146	$52	$-	$-	$37,146	$52

	Less Than 12 Months		12 Months or More		Total
December 31, 2008 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of States and Political Subdivisions	$24,092	$988	$-	$-	$24,092	$988
Mortgage-backed Securities	9,858	1	-	-	9,858	1
Other	-	-	-	-	-	-
Total	$33,950	$989	$-	$-	$33,950	$989

Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of U.S. Government Agencies and Obligations of States and Political Subdivisions
The unrealized losses on the Company's investments in securities of U.S. government agencies and obligations of states and political subdivisions were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Mortgage-backed Securities
The unrealized losses on the Company's investment in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

3. Fair Value Disclosures

The Company follows the “Fair Value Measurement and Disclosures” topic of the FASB Accounting Standards Codification which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, The standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB Accounting Standards Codification. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. Otherwise, the Company records the impaired loan as nonrecurring Level 3.

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

		Fair Value Measurements At September 30, 2009, Using
(in thousands)	Fair Value September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$362,350	$-	$362,350	$-
Total Assets Measured at Fair Value On a Recurring Basis	$362,350	$-	$362,350	$-

The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements At September 30, 2009, Using
(in thousands)	Fair Value September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$11,614	$-	$11,614	$-
Other Real Estate	3,784	-	3,784	-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$15,398	$-	$15,398	$-

Impaired loans and ORE are measured for impairment using the fair value of the collateral because the loans/ORE are considered to be collateral dependent. Impaired loans were $12.6 million with an allowance for loan losses of $1.0 million and ORE was $6.9 million with a valuation allowance of $3.1 million. See “Financial Condition – Classified Loans and Non-Performing Assets” for additional details regarding the mix and trend of impaired loans.

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

A summary of the carrying amounts and estimated fair value of financial instruments is as follows:

	September 30, 2009		December 31, 2008
(in thousands)	Carrying	Estimated	Carrying	Estimated
ASSETS:	Amount	Fair Value	Amount	Fair Value
Cash and Cash Equivalents	$29,936	$29,936	$60,774	$60,774
Investment Securities Held-to-Maturity	69,016	71,679	71,890	71,454
Investment Securities Available-for-Sale	362,350	362,350	291,839	291,839
Loans, Net of Deferred Loan Origination Fees	1,215,173	1,237,134	1,177,364	1,192,946
Cash Surrender Value of Life Insurance Policies	43,317	43,317	41,965	41,965
Accrued Interest Receivable	8,655	8,655	7,250	7,250
LIABILITIES:
Deposits:
Non-Interest Bearing	283,169	283,169	319,318	319,318
Interest-Bearing	1,213,860	1,215,678	1,113,384	1,116,389
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,663	63,656	60,703	62,434
Subordinated Debentures	10,310	4,372	10,310	7,441
Accrued Interest Payable	1,979	1,979	3,067	3,067

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

Limitations: Fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the earnings per share for the three and nine months ended September 30, 2009 and 2008.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(net income in thousands)	2009	2008	2009	2008
Net Income	$6,178	$6,057	$15,188	$17,783
Average Number of Common Shares Outstanding	781,878	793,407	783,298	795,855
Per Share Amount	$7.90	$7.63	$19.39	$22.34

5. Recent Accounting Pronouncements

FASB Accounting Standards Codification™ (ASC or Codification):  In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01 (formerly Statement No. 168), “Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification is effective for interim or annual reporting periods ending after September 15, 2009.  The Company has made the appropriate changes to GAAP references in the financial statements.

Measuring Liabilities at Fair Value:  In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

FASB Amends Disclosures about Fair Value of Financial Instruments:  In April 2009, the FASB issued ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.”  ASC 825 requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  ASC 825 is effective for interim and annual financial periods ending after June 15, 2009.  The Company adopted the provisions of ASC 825 on April 1, 2009 and the disclosure is more fully presented in Note 3. Fair Value Disclosures.

FASB Clarifies Other-Than-Temporary Impairment:  In April 2009, the FASB issued ASC 320 (formerly FSP FAS 115-2, FAS124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.   The Company adopted the provisions of ASC 825 on April 1, 2009 and the disclosure is more fully presented in Note 2. Investment Securities. The provisions of ASC 320 did not have an impact on the Company’s financial condition and results of operations.

FASB Clarifies Application of Fair Value Accounting:  In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted the provisions of ASC 820 on April 1, 2009.  The provisions of ASC 820 did not have a material impact on the Company’s financial condition and results of operations.

Business Combinations:  In December 2007, the FASB issued ASC 805 (formerly Statement  No. 141R), “Business Combinations”.  ASC 805 broadens the guidance and , extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  ASC 805 is effective for the first annual reporting period beginning on or after December 15, 2008.  In April 2009, the FASB amended the guidance in ASC 805 and is effective for the first annual reporting period beginning on or after December 15, 2008.  The provisions of ASC 805 will only impact the Company if we are party to a business combination closing on or after January 1, 2009.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2009.  This analysis should be read in conjunction with our 2008 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

The Central Valley of California has been one of the hardest hit areas in the country during the current recession.  Housing prices in many areas are down over 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate.  Unemployment levels are well above 10% in many areas. Although, in management’s opinion, the Company’s credit quality performance over the past eighteen months has compared favorably to our peers, we believe that it is possible that any significant recovery in our local markets will not occur until 2010 or later and this may result in: (1) additional borrower stress in the coming quarters; and (2) continuing modest levels of loan growth over the near term.

Another factor that has adversely impacted the Company’s financial results for the first nine months of 2009 has been significantly higher deposit insurance premiums and special assessments.  The FDIC has levied these additional costs on all banks to help replenish a deposit insurance fund that has been depleted by the large number of bank failures across the nation.  For the three months ended September 30, 2009, the Company’s total FDIC insurance costs exceeded the same period in 2008 by $56,000, a 40.3% increase.  For the nine months ended September 30, 2009, the Company’s total FDIC insurance costs exceeded the same period in 2008 by $1.6 million, a 404.0% increase.  On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking that would call for all banks to prepay their 2010, 2011, and 2012 insurance premiums. If adopted, the FDIC has initially indicated that this rule would not require member banks to pay additional special assessments in 2009. However, the impact on any special assessments in future years is not known at the current time.

For the three and nine months ended September 30, 2009, Farmers & Merchants Bancorp reported net income of $6,178,000 and $15,188,000, earnings per share of $7.90 and $19.39 and return on average assets of 1.39% and 1.17%, respectively.  Return on average shareholders’ equity was 15.40% and 12.62% for the three and nine months ended September 30, 2009.

For the three and nine months ended September 30, 2008, Farmers & Merchants Bancorp reported net income of $6,057,000 and $17,783,000, earnings per share of $7.63 and $22.34 and return on average assets of 1.50% and 1.53%, respectively.  Return on average shareholders’ equity was 16.34% and 16.05% for the three and nine months ended September 30, 2008.

Factors impacting the Company’s earnings performance in the first nine months of 2009 as compared to the same period last year were: (1) a $5.7 million  increase in loan loss provisions and ORE holding costs as a result of the continuing economic problems in the Company’s local markets; (2) a $1.6 million increase in FDIC deposit insurance costs as a result of the FDIC’s need to increase premiums and levy special assessments on all banks in order to replenish the deposit insurance fund that has been depleted from bank failures nationwide; (3) $1.4 million increase in salaries and employee benefits as a result of increases in staff levels and officer salary increases that became effective in April 2009; and (4) a $4.4 million decrease in merchant fee income and other non-interest income that primarily related to the sale of the credit card and merchant portfolio in June 2008.  These factors were partially offset by: (1) a $5.0 million increase in net interest income due to a 12.1% increase in average earning assets; (2) a $2.4 million increase in gain on sale of investment securities; (3) an $800,000 decrease in merchant expense related to the sale of the merchant portfolio in June 2008; and (4) a $2.1 million decrease in the provision for income taxes.

The following is a summary of the financial results for the nine month period ended September 30, 2009 compared to September 30, 2008.

•	Net income decreased 14.6% to $15.2 million from $17.8 million.

•	Earnings per share decreased 13.2% to $19.39 from $22.34.

•	Total assets increased 6.7% to $1.8 billion.

•	Total loans increased 4.6% to $1.2 billion.

•	Allowance for loan losses increased 39.7% to $25.8 million.

•	Total deposits increased 6.9% to $1.5 billion.

•	Net interest income increased 9.9% to $55.5 million from $50.5 million.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and nine month periods ended September 30, 2009 and 2008.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Three Months Ended Sept 30,			Three Months Ended Sept 30,
	2009			2008
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold	$15,380	$10	0.26%	$28,786	$137	1.89%
Investment Securities Available-for-Sale:
U.S. Agencies	102,562	461	1.80%	-	-	0.00%
Municipals - Non-Taxable	8,538	163	7.63%	8,954	166	7.40%
Mortgage Backed Securities	242,640	2,872	4.73%	197,255	2,648	5.37%
Other	15,159	29	2.17%	3,384	88	6.59%
Total Investment Securities Available-for-Sale	368,899	3,525	3.82%	209,593	2,902	5.54%

Investment Securities Held-to-Maturity:
U.S. Agencies	0	0	0.00%	30,373	319	4.20%
Municipals - Non-Taxable	63,821	918	5.75%	67,176	955	5.68%
Mortgage Backed Securities	4,163	40	3.84%	5,708	55	3.85%
Other	1,990	10	2.01%	1,992	13	2.61%
Total Investment Securities Held-to-Maturity	69,974	968	5.53%	105,249	1,342	5.10%

Loans:
Real Estate	704,804	12,138	6.83%	667,068	11,446	6.81%
Home Equity	65,562	395	2.39%	65,162	1,070	6.51%
Agricultural	215,094	3,246	5.99%	188,981	3,208	6.73%
Commercial	198,207	2,947	5.90%	205,995	3,327	6.41%
Consumer	10,586	201	7.53%	12,156	239	7.80%
Credit Card	0	0	0.00%	0	0	0.00%
Municipal	1,154	4	1.38%	1,357	4	1.17%
Total Loans	1,195,407	18,931	6.28%	1,140,719	19,294	6.71%
Total Earning Assets	1,649,660	$23,434	5.64%	1,484,347	$23,674	6.33%

Unrealized Loss on Securities Available-for-Sale	7,720			(1,772)
Allowance for Loan Losses	(25,543)			(18,513)
Cash and Due From Banks	30,656			35,264
All Other Assets	111,768			112,935
Total Assets	$1,774,261			$1,612,261

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$159,035	$88	0.22%	$129,686	$33	0.10%
Savings	413,536	605	0.58%	331,377	879	1.05%
Time Deposits	667,891	2,471	1.47%	636,785	4,437	2.76%
Total Interest Bearing Deposits	1,240,462	3,164	1.01%	1,097,848	5,349	1.93%
Securities Sold Under Agreement to Repurchase	60,000	541	3.58%	60,000	541	3.58%
Other Borrowed Funds	3,566	11	1.22%	724	11	6.03%
Subordinated Debentures	10,310	90	3.46%	10,310	149	5.73%
Total Interest Bearing Liabilities	1,314,338	$3,806	1.15%	1,168,882	$6,050	2.05%
Interest Rate Spread			4.49%			4.27%
Demand Deposits (Non-Interest Bearing)	272,875			266,939
All Other Liabilities	26,566			28,169
Total Liabilities	1,613,779			1,463,990

Shareholders' Equity	160,482			148,271
Total Liabilities & Shareholders' Equity	$1,774,261			$1,612,261
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.23%			0.44%
Net Interest Income and Margin on Total Earning Assets		19,628	4.72%		17,624	4.71%
Tax Equivalent Adjustment		(359)			(364)
Net Interest Income		$19,269	4.63%		$17,260	4.61%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $453,000 and $385,000 for the quarters ended September 30, 2009 and 2008, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Nine Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2009			2008
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold	$41,449	$78	0.25%	$12,362	$181	1.96%
Investment Securities Available-for-Sale:
U.S. Agencies	42,359	557	1.75%	-	-	0.00%
Municipals - Non-Taxable	9,467	536	7.55%	8,955	502	7.47%
Mortgage Backed Securities	252,026	9,609	5.08%	174,771	7,025	5.36%
Other	9,860	38	0.51%	3,504	240	5.88%
Total Investment Securities Available-for-Sale	313,712	10,740	4.56%	187,230	7,767	5.53%

Investment Securities Held-to-Maturity:
U.S. Agencies	0	0	0.00%	30,399	953	4.18%
Municipals - Non-Taxable	64,218	2,761	5.73%	66,459	2,892	5.80%
Mortgage Backed Securities	4,555	131	3.83%	6,124	177	3.85%
Other	1,991	38	2.54%	1,998	39	2.60%
Total Investment Securities Held-to-Maturity	70,764	2,930	5.52%	104,980	4,061	5.16%

Loans:
Real Estate	689,515	34,537	6.70%	661,124	34,304	6.94%
Home Equity	65,874	2,392	4.85%	65,007	3,293	6.77%
Agricultural	209,398	9,577	6.11%	183,499	9,964	7.26%
Commercial	201,356	9,124	6.06%	199,921	10,228	6.84%
Consumer	10,878	597	7.34%	12,489	772	8.26%
Credit Card	0	0	0.00%	3,506	265	10.11%
Municipal	1,094	11	1.34%	1,187	11	1.24%
Total Loans	1,178,115	56,238	6.38%	1,126,733	58,837	6.98%
Total Earning Assets	1,604,040	$69,986	5.83%	1,431,305	$70,846	6.62%

Unrealized Gain (Loss) on Securities Available-for-Sale	9,163			1,163
Allowance for Loan Losses	(22,382)			(18,790)
Cash and Due From Banks	31,907			36,498
All Other Assets	106,904			103,130
Total Assets	$1,729,632			$1,553,306

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$149,747	$224	0.20%	$129,870	$90	0.09%
Savings	382,634	2,021	0.71%	321,197	2,716	1.13%
Time Deposits	670,271	9,191	1.83%	601,873	14,735	3.27%
Total Interest Bearing Deposits	1,202,652	11,436	1.27%	1,052,940	17,541	2.23%
Securities Sold Under Agreement to Repurchase	60,000	1,606	3.58%	38,102	987	3.46%
Other Borrowed Funds	1,985	31	2.09%	10,425	232	2.98%
Subordinated Debentures	10,310	315	4.08%	10,310	491	6.37%
Total Interest Bearing Liabilities	1,274,947	$13,388	1.40%	1,111,777	$19,251	2.32%
Interest Rate Spread			4.43%			4.30%
Demand Deposits (Non-Interest Bearing)	269,570			267,698
All Other Liabilities	24,615			26,095
Total Liabilities	1,569,132			1,405,570

Shareholders' Equity	160,500			147,736
Total Liabilities & Shareholders' Equity	$1,729,632			$1,553,306
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.29%			0.52%
Net Interest Income and Margin on Total Earning Assets		56,598	4.72%		51,595	4.82%
Tax Equivalent Adjustment		(1,096)			(1,101)
Net Interest Income		$55,502	4.63%		$50,494	4.72%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.3 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)	Three Months Ended			Nine Months Ended
	Sept. 30, 2009 compared to Sept. 30, 2008			Sept. 30, 2009 compared to Sept. 30, 2008
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Federal Funds Sold	$(45)	$(82)	$(127)	$156	$(259)	$(103)
Investment Securities Available for Sale
U.S Agencies	461	-	461	557	-	557
Municipals - Non-Taxable	(8)	5	(3)	29	5	34
Mortgage Backed Securities	561	(337)	224	2,963	(379)	2,584
Other	13	(72)	(59)	53	(255)	(202)
Total Investment Securities Available for Sale	1,027	(404)	623	3,602	(629)	2,973

Investment Securities Held to Maturity
U.S. Agencies	(319)	0	(319)	(953)	0	(953)
Municipals - Non-Taxable	(49)	12	(37)	(96)	(35)	(131)
Mortgage Backed Securities	(15)	-	(15)	(45)	(1)	(46)
Other	0	(3)	(3)	0	(1)	(1)
Total Investment Securities Held to Maturity	(383)	9	(374)	(1,094)	(37)	(1,131)

Loans:
Real Estate	649	44	693	1,448	(1,215)	233
Home Equity	7	(682)	(675)	44	(945)	(901)
Agricultural	413	(375)	38	1,306	(1,693)	(387)
Commercial	(123)	(257)	(380)	73	(1,177)	(1,104)
Consumer	(30)	(8)	(38)	(93)	(82)	(175)
Credit Card	0	-	0	(265)	0	(265)
Other	(1)	1	0	-	0	0
Total Loans	915	(1,277)	(362)	2,513	(5,112)	(2,599)
Total Earning Assets	1,514	(1,754)	(240)	5,177	(6,037)	(860)

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	8	46	54	15	119	134
Savings	181	(455)	(274)	455	(1,150)	(695)
Time Deposits	204	(2,170)	(1,966)	1,531	(7,075)	(5,544)
Total Interest Bearing Deposits	393	(2,579)	(2,186)	2,001	(8,106)	(6,105)
Securities Sold Under Agreement to Repurchase	0	-	0	585	34	619
Other Borrowed Funds	15	(15)	0	(147)	(54)	(201)
Subordinated Debentures	-	(59)	(59)	-	(176)	(176)
Total Interest Bearing Liabilities	408	(2,653)	(2,245)	2,439	(8,302)	(5,863)
Total Change	$1,106	$899	$2,005	$2,738	$2,265	$5,003
Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change". The above figures have been rounded to the nearest whole number.

.

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

3rd Quarter 2009 vs. 3rd Quarter 2008
Net interest income for the third quarter of 2009 increased 11.6% or $2.0 million to $19.3 million.  On a fully taxable equivalent basis, net interest income increased 11.4% and totaled $19.6 million for the third quarter of 2009.  As more fully discussed below, the increase in net interest income was primarily due to an increase in earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended September 30, 2009, the Company’s net interest margin was 4.72% compared to 4.71% for the quarter ended September 30, 2008.  Over the past year the Company has increased the size of its investments, both in absolute dollar terms and as a percentage of earning assets, to absorb the liquidity generated from deposit growth.  As a result, this increase in lower yielding assets (compared to loans) has placed pressure on the Company’s net interest margin.  See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2009.  Additionally, competitive trends in the pricing of both loans and deposits have placed, and may continue to place, pressure on the Company’s net interest margin.

Loans, generally the Company’s highest earning assets, increased $53.7 million as of September 30, 2009 compared to September 30, 2008. See “Financial Condition – Loans” for further discussion on this increase. On an average balance basis, loans increased by $54.7 million for the quarter ended September 30, 2009. Loans decreased from 70.1% of average earning assets at September 30, 2008 to 67.4% at September 30, 2009. As a result of decreases in market interest rates from September 2007 through December 2008 the year-to-date yield on the loan portfolio declined to 6.28% for the quarter ended September 30, 2009, compared to 6.71% for the quarter ended September 30, 2008. Even with the increase in loan balances, the decrease in yield resulted in interest revenue from loans decreasing 1.9% to $18.9 million for quarter ended September 30, 2009. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans, the yield earned on investments is generally less than that of loans.  Average investment securities totaled $438.8 million for the quarter ended September 30, 2009, an increase of $124.0 million compared to the average balance for the quarter ended September 30, 2008. Interest income on securities increased $250,000 to $4.5 million for the quarter ended September 30, 2009, compared to $4.2 million for the quarter ended September 30, 2008. The average investment portfolio yield, on a tax equivalent (TE)  basis, was 4.09% for the quarter ended September 30, 2009, compared to 5.39% for the quarter ended September 30, 2008. This decrease in yield was due to: (1) an overall drop in market interest rates; (2) the sale of some higher yielding mortgage-backed securities, as well as; (3) the Company’s decision to shorten the maturities of new investment purchases.  See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2009.  Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Overnight investments in Federal Funds Sold are an additional earning asset available to the Company.  Historically, in order to earn interest on excess cash balances banks had to “sell” these balances (called “Federal Funds Sold”) on an overnight basis to other banks.   However, in late 2008 the FRB began paying interest on the deposits that banks maintained in their FRB accounts (which are also classified as Federal Funds Sold on the Company’s balances sheet) providing an essentially risk-free alternative for earning interest on overnight cash balances.   These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008. Average Federal Funds Sold (which includes interest earning balances at the FRB) for the quarter ended September 30, 2009, was $15.4 million, a decrease of $13.4 million compared to the average balance for the quarter ended September 30, 2008.  Interest income on Federal Funds Sold for the quarter ended September 30, 2009, decreased $127,000 to $10,000 compared to the quarter ended September 30, 2008 since the average yield on Federal Funds Sold dropped to 0.26% for the quarter ended September 30, 2009 from 1.89% for the quarter ended September 30, 2008.  See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2009.

Average interest-bearing sources of funds increased $145.4 million or 12.4% during the third quarter of 2009. Of that increase: (1) interest-bearing deposits increased $142.6 million; (2) securities sold under agreement to repurchase remained unchanged (see “Financial Condition - Securities Sold Under Agreement to Repurchase”); (3) Federal Home Loan Bank (“FHLB”) Advances increased $2.8 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (4) subordinated debt remained unchanged.

The $142.6 million increase in average interest-bearing deposits occurred across all deposit types with the largest growth in savings deposits which increased 24.5%. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $3.2 million for the third quarter of 2009 as compared to $5.3 million for the third quarter of 2008. From September 2007 through December 2008, the FRB lowered market rates by 500 basis points, and as a result the average rate paid on interest-bearing deposits declined to 1.01% for the third quarter of 2009 from 1.93% for the third quarter of 2008. The Company anticipates that this decline in deposit rates should continue, albeit at a slower pace, for the remainder of 2009.

Nine Months Ending September 30, 2009 vs. Nine Months Ending September 30, 2008
During the first nine months of 2009, net interest income increased 9.9% to $55.5 million, compared to $50.5 million at September 30, 2008.  On a fully taxable equivalent basis, net interest income increased 9.7% and totaled $56.6 million at September 30, 2009, compared to $51.6 million at September 30, 2008. The increase in net interest income was primarily due to an increase in earning assets.

For the nine months ended September 30, 2009, the Company’s net interest margin was 4.72% compared to 4.82% for the same period in 2008.

Loans, on an average balance basis, increased by $51.4 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  The yield on the loan portfolio decreased 60 basis points to 6.38% for the nine months ended September 30, 2009 compared to 6.98% for the nine months ended September 30, 2008.  This decrease in yield, partially offset by an increase in average balances, resulted in interest income from loans decreasing 4.4% or $2.6 million for the first nine months of 2009.

Average investment securities were $384.5 million for the nine months ended September 30, 2009 compared to $292.2 million for the same period in 2008.  The average yield (TE) for the nine months ended September 30, 2009 was 4.74% compared to 5.40% for the nine months ended September 30, 2008.  The decrease in the yield on investment securities was offset by an increase in volume, resulting in an increase in interest income of $1.8 million or 15.6%, for the nine months ended September 30, 2009.

Average interest-bearing sources of funds increased $163.2 million or 14.7% during the nine months ended September 30, 2009. Of that increase: (1) interest-bearing deposits increased $149.7 million; (2) FHLB Advances decreased $8.4 million; (3) securities sold under agreement to repurchase increased $21.9 million; and (4) subordinated debt remained unchanged.

The $149.7 million increase in average interest-bearing deposits occurred across all deposit types with the largest growth in savings deposits which increased 19.1%. Total interest expense on deposits was $11.4 million for the first nine months of 2009 as compared to $17.5 million for the first nine months of 2008. The average rate paid on interest-bearing deposits was 1.27% in the first nine months of 2009 and 2.23% in the first nine months of 2008.

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

Changes in the provision between the first nine months of 2009 and 2008 were the result of management’s evaluation of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses and the prevailing economic climate and its effect on borrowers’ ability to repay loans in accordance with the terms of the notes. The Central Valley of California has been one of the hardest hit areas in the country during this recession.  Housing prices in many areas are down over 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate.  Unemployment levels are well above 10% in many areas.  Although, in management’s opinion, the Company’s levels of net charge-offs over the past eighteen months and non-performing assets as of September 30, 2009 compare favorably to our peers, we believe that it is prudent to be prepared for the possibility that any significant recovery in our local markets will not occur until 2010 or later and this may result in additional borrower stress in the coming quarters.  Accordingly, during the second quarter of 2009, management and the Board of Directors increased the Company’s level of loan loss reserves and as of September 30, 2009, the balance was $25.8 million or 2.12% of total loans.  This represents a $7.3 million or 39.7% increase over September 30, 2008.

The provision for loan losses during the first nine months of 2009 was $10.3 million compared to $5.4 million for the first nine months of 2008. Net charge-offs during the first nine months of 2009 were $4.5 million as compared to $5.4 million during the first nine months of 2008. Net charge-offs for the nine months ended September 30, 2009, represented 0.38% of average loans, a level that, in management’s opinion, compares favorably to the Company’s peers at the present time. See “Item 1A. Risk Factors” and “Note 1. Significant Accounting Policies – Allowance for Loan Losses” in the Company’s 2008 Annual Report on Form 10-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” of this report.

The allowance for loan losses was $25.8 million or 2.12% of total loan balances at September 30, 2009 compared to $18.5 million or 1.59% of total loan balances at September 30, 2008. As of December 31, 2008, the allowance for loan losses was $20.0 million, which represented 1.70% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of September 30, 2009 was adequate. See the following table for allowance for loan loss activity for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Balance at Beginning of Period	$25,454	$18,682	$20,034	$18,483
Provision Charged to Expense	2,215	765	10,345	5,370
Recoveries of Loans Previously Charged Off	56	61	175	295
Loans Charged Off	(1,907)	(1,022)	(4,736)	(5,662)
Balance at End of Period	$25,818	$18,486	$25,818	$18,486

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

3rd Quarter 2009 vs. 3rd Quarter 2008
Non-interest income increased $2.1 million or 83.9% for the three months ended September 30, 2009, compared to the same period of 2008. This increase was primarily comprised of: (1) a $509,000 increase in the net gain on investment securities for the third quarter of 2009 compared to the third quarter of 2008, and (2) a $1.9 million increase in net gains on deferred compensation investments for the third quarter of 2009 compared to net losses for the third quarter of 2008. These increases were partially offset by a $382,000 decrease in other non-interest income which was primarily a result of the conversion of the Company’s ATM/EFT system that generated a one-time increase in other non-interest income during the third quarter of 2008.

Nine Months Ending September 30, 2009 vs. Nine Months Ending September 30, 2008
Non-interest income increased $486,000 or 3.7% for the nine months ended September 30, 2009 compared to the same period of 2008. This increase was primarily comprised of: (1) Credit card merchant fees decreased $1.1 million; and (2) other non-interest income decreased $3.3 million, both primarily due to the sale of the Company’s credit card portfolio and merchant portfolio in June 2008. These decreases were offset by: (3) an increase of $2.4 million in investment gains for the first nine months of 2009 compared to the first nine months of 2008; and (4) net gains of $1.2 million on deferred compensation investments during the first nine months of 2009 compared to net losses of $1.3 million during the first nine months of 2008.

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

3rd Quarter 2009 vs. 3rd Quarter 2008
Non-interest expense increased $2.4 million or 25.6% for the three months ended September 30, 2009, compared to the same period of 2008.  This increase was primarily comprised of: (1) an $832,000 increase in salary and employee benefits as a result of increases in staff levels and officer salary increases that became effective in April 2009; (2) a $1.9 million increase in net gains on deferred compensation investments for the third quarter of 2009 compared to net losses for the third quarter of 2008; and (3) a $56,000 or 40.3% increase in FDIC insurance from the third quarter of 2008. These increases were partially offset by decreases in expenses associated with furniture & equipment and computer hardware & software.

Nine Months Ending September 30, 2009 vs. Nine Months Ending September 30, 2008
Non-interest expense increased $5.2 million or 17.5% for the nine months ended September 30, 2009 compared to the same period of 2008.  This increase was primarily comprised of: (1) a $1.4 million increase in salary & employee benefits; (2) a $2.5 million increase in gains on deferred compensation investments; (3) a $1.6 million increase in FDIC insurance premiums and special assessments (see “Overview”); and (4) a $686,000 increase in ORE holding costs.  These increases were partially offset by an $828,000 decrease in credit card merchant expense as a result of the sale of the Company’s merchant portfolio in June 2008.

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

Income Taxes
The provision for income taxes increased 3.4% to $3.7 million for the third quarter of 2009.  The Company’s effective tax rate increased for the third quarter of 2009 and was 37.6% compared to 37.3% for the same period in 2008.

The provision for income taxes decreased 19.8% to $8.6 million for the first nine months of 2009.  The Company’s effective tax rate decreased for the first nine months of 2009 and was 36.1% compared to 37.6% for the same period in 2008.

The Company’s effective tax rate can change from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt sources of income and expense. The substantial increase in the third quarter 2009 loan loss provision, which is a tax deductible item, had a significant impact on the effective tax rate for the third quarter of 2009, and to a lesser extent, the first nine months of 2009. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance, California enterprise zone interest income exclusion and tax-exempt interest income on municipal securities and loans.

Financial Condition

This section discusses material changes in the Company’s balance sheet for the nine month period ending September 30, 2009 as compared to the year ended December 31, 2008 and to the nine month period ending September 30, 2008. As previously discussed (see “Overview”) the Company’s financial condition is influenced by the seasonal banking needs of its agricultural customers.

Investment Securities and Federal Funds Sold
The investment portfolio is an important component of the Company’s earning asset mix, providing an income alternative to loans that exhibits a high level of safety of principal and liquidity.

Since the beginning of 2009 the Company has generated a significant amount of excess liquidity because interest rates have been low and perceived market risks high, causing customers to move funds from the stock market and other investment vehicles to FDIC insured bank deposits. Additionally, given the drop in mortgage rates during the first nine months of 2009, many of our higher coupon mortgage-backed securities were prepaying quickly, and their market value gains disappearing. As a result, during the first nine months of 2009 the Company sold, for a gain of $2.9 million, approximately $62.2 million of mortgage-backed securities.  This further increased our excess cash position.

The Company’s reinvestment strategy for the cash generated from security sales and deposit inflows was: (1) during the first quarter forego higher yields in order to reduce current credit risk exposure by maintaining excess liquidity at the FRB; and (2) beginning during the second quarter increase yields by moving out of cash, but: (i) limit future interest rate risk exposure, and (ii) provide cash for future loan growth when economic conditions in the Company’s market improve by investing primarily in adjustable rate short-to-medium term agency mortgage-backed securities and callable agency debt securities.

The Company’s investment portfolio at September 30, 2009 was $431.3 million compared to $363.7 million at the end of 2008, an increase of $67.6 million or 18.6%. At September 30, 2008, the investment portfolio totaled $316.6 million.  The Company's investment portfolio currently represents 24.4% of the Company’s total assets as compared to 21.6% at December 31, 2008 and 19.2% at September 30, 2008. The investment portfolio is comprised primarily of mortgage-backed securities (all of which were issued by U.S. government agencies), agency debt securities, bank-qualified municipals and investment grade corporate securities.  The Company never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC”, classes of securities that resulted in losses for many banks during 2008. See “Financial Condition – Investment Securities” in the Company’s 2008 Annual Report on Form 10-K.

Overnight investments in Federal Funds Sold are an additional earning asset available to the Company.  Historically, in order to earn interest on excess cash balances banks had to “sell” these balances (called “Federal Funds Sold”) on an overnight basis to other banks.   However, in late 2008 the FRB began paying interest on the deposits that banks maintained in their FRB accounts (which are also classified as Federal Funds Sold on the Company’s balances sheet) providing an essentially risk-free alternative for earning interest on overnight cash balances.   These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008.  Since significant uncertainty/risk existed in the credit markets in early 2009, the Company elected to maintain much of its excess cash at the FRB during the first nine months of 2009, despite the fact that it was earning a very low rate of interest. As a result of this credit risk reduction strategy, average Federal Funds Sold (which includes interest earning balances at the FRB) for the nine months ended September 30, 2009, was $41.4 million compared to $12.4 million for the nine months ended September 30, 2008. The Company’s peak Federal Funds Sold position occurred on April 3, 2009 when $134.0 million was maintained overnight at the FRB.  By late April, 2009 the Company determined that the overall risk in the credit markets had returned to acceptable levels, and by June 30, 2009 the Company had moved most of its Federal Funds Sold balances into higher-yielding short- and medium-term investment securities.

The Company classifies its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, 2009, December 31, 2008 and September 30, 2008 there were no securities in the trading portfolio. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

As of September 30, 2009, securities carried at $292.1 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2008, was $295.9 million.

Loans
The Company's loan portfolio at September 30, 2009 increased $37.8 million or 3.2% from December 31, 2008. Compared to September 30, 2008, loans have increased $53.7 million or 4.6%.  Loan growth has been relatively modest over the last six-to-twelve months, a reflection of the difficult economic environment in the Central Valley of California.  Much of the current year’s loan growth occurred in Agricultural and Agricultural Real Estate Loans, market segments where the Company believes that current market rates and/or credit risks are more reasonable than in other segments.

On an average balance basis, loans have increased $51.4 million or 4.6% since the third quarter of 2008. The following table sets forth the distribution of the loan portfolio by type and percent as of the periods indicated.

Loan Portfolio	September 30, 2009			December 31, 2008			September 30, 2008
(in thousands)		$	%		$	%		$	%
Commercial Real Estate	$292,096		24.0%	$271,856		23.0%	$267,760		23.0%
Real Estate Secured by Farmland	252,593		20.8%	227,166		19.3%	228,153		19.6%
Real Estate Construction	72,170		5.9%	75,472		6.4%	77,335		6.6%
Residential 1st Mortgages	106,005		8.7%	105,980		9.0%	107,355		9.2%
Home Equity Lines and Loans	66,250		5.4%	66,159		5.6%	66,093		5.7%
Agricultural	212,868		17.5%	216,610		18.4%	192,220		16.5%
Commercial	204,228		16.8%	202,636		17.2%	212,073		18.2%
Consumer	10,990		0.9%	13,612		1.2%	12,766		1.1%
Total Loans	1,217,200		100.0%	1,179,491		100.0%	1,163,755		100.0%
Less:
Unearned Income	2,027			2,127			2,249
Allowance for Loan Losses	25,818			20,034			18,486
Net Loans	$1,189,355			$1,157,330			$1,143,020

The Central Valley of California has been one of the hardest hit areas in the country during the current recession.  Housing prices in many areas are down over 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate.  Unemployment levels are well above 10% in many areas. In management’s opinion it is possible that any significant recovery in our local markets will not occur until 2010 or later and this may result in continuing modest levels of loan growth over the near term.

Classified Loans and Non-Performing Assets
All loans are assigned a credit risk grade using grading standards developed by the bank regulatory agencies. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans and review the credit risk grades the Company places on loans. Loans that are judged to exhibit a higher risk profile are referred to as “classified loans”, and these loans receive increased management attention. As of September 30, 2009 classified loans totaled $71.7 million. As of September 30, 2009, classified loans included multiple loans to one borrower totaling $32.5 million all of which were current in their payments.

Classified loans with higher levels of credit risk can be further designated as “non-accrual” loans, and the accrual of interest discontinued. Accrual of interest on loans is generally discontinued either when: (1) a loan becomes contractually past due by 90 days or more with respect to interest or principal; or (2) the loan is considered by management to be impaired because it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When loans are 90 days past due, but in Management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

The following table sets forth the amount of the Company's non-performing assets as of the dates indicated. Non-performing loan balances (defined as non-accrual loans plus accruing loans past due 90 days or more) are reported net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, in the amounts of $0, $473,000, and $860,000, respectively.  ORE balances are net of reserve for ORE valuation adjustments in the amounts of $3.1 million, $2.1 million, and $500,000, respectively.

Non-Performing Assets
(in thousands)	September 30, 2009	Dec. 31, 2008	September 30, 2008
Non-Performing Loans	$12,644	$5,267	$6,687
Other Real Estate	3,784	4,817	6,392
Total	$16,428	$10,084	$13,079

Non-Performing Loans as a % of Total Loans	1.04%	0.45%	0.57%
Allowance for Loan Losses as a % of Non-Performing Loans	204.2%	380.4%	276.4%

Non-performing loans consist of $7.5 million of commercial real estate loans, $2.5 million of agricultural real estate loans, $2.0 million of agricultural loans, $484,000 of real estate construction loans, and $180,000 of home equity lines and loans.  Specific reserves of $1.0 million have been established for these loans.  Other Real Estate consists primarily of raw land and residential finished lots.

Interest income on non-accrual loans which would have been recognized during the period, if all such loans had been current in accordance with their original terms, totaled $719,000 at September 30, 2009, $261,000 at December 31, 2008, and $387,000 at September 30, 2008.

Except for those non-performing loans discussed above, the Company’s management is not aware of any loans as of September 30, 2009, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date.  However, the Central Valley of California has been one of the hardest hit areas in the country during this recession.  Housing prices in many areas are down over 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate.  Unemployment levels are well above 10% in many areas.  As a result of this combination of: (1) real estate values having declined significantly over the past 18 months; and (2) recent deterioration in general economic conditions leading to increased unemployment and business failures; borrowers who are current in their payments may experience deterioration in the value of their collateral below the amount outstanding on the loan, significantly increasing the potential of default if their income levels decline. See “Item 1A. Risk Factors” in the Company’s 2008 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base.  The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at September 30, 2009 increased $64.3 million or 4.5% from December 31, 2008, and have increased $96.3 million or 6.9% compared to September 30, 2008. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) interest rates were low and perceived market risks high, causing customers to move funds from the stock market and other investment vehicles to bank deposits; (2) the Federal government’s decision to increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor (unlimited for non-interest bearing transaction accounts); and (3) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that the impact of the first two factors may mitigate during the remainder of 2009 and into 2010, particularly if funds move back into the stock market. This could impact future deposit growth.

Core deposits (exclusive of Public Time Deposits) increased $65.7 million or 5.2% from December 31, 2008 and have increased $98.2 million or 7.9% since September 30, 2008.  Public Time Deposits have decreased $1.8 million since September 30, 2008.

Demand and Interest-Bearing transaction accounts decreased $20.1 million or 4.4% since December 31, 2008, (partially due to the seasonal impact of the agricultural industry - see “Overview”) but increased $28.2 million or 6.8% since September 30, 2008, while savings and time deposit accounts have increased $84.9 million or 8.8% since December 31, 2008, and $68.1 million or 6.9% since September 30, 2008.

In December 2008, the Bank elected to participate in the provisions of the FDIC’s Temporary Liquidity Guarantee Program that provides full FDIC deposit insurance on all non-interest bearing transaction accounts even if they exceed the deposit insurance limit of $250,000 on other types of deposit accounts. This program has been extended through June 30, 2010, and the Company will continue to participate.

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

FHLB Advances as of September 30, 2009 were $663,000 compared to $703,000 at December 31, 2008 and $716,000 at September 30, 2008. The average rate on FHLB advances during the first nine months of 2009 was 2.1% compared to 3.0% during the first nine months of 2008.

There were no outstandings on the Company’s line with the FRB as of September 30, 2009.

As of September 30, 2009 the Company has additional borrowing capacity of $174 million with the Federal Home Loan Bank and $243 million with the Federal Reserve Bank.  Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings, and totaled $60 million at September 30, 2009, December 31, 2008, and September 30, 2008.

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

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”).  These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%.  Interest rates reset quarterly and were 3.14% as of September 30, 2009, 4.72% at December 31, 2008 and 5.66% at September 30, 2008. The average rate paid for these securities for the first nine months of 2009 was 4.08% compared to 6.37% for the first nine months of 2008. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements.  The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection.  Shareholders’ Equity totaled $165.7 million at September 30, 2009, $156.5 million at December 31, 2008, and $153.1 million at September 30, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of September 30, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total Capital to Risk Weighted Assets	$188,848	12.55%	$120,428	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	$169,943	11.28%	$60,214	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	$169,943	9.56%	$71,108	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total Capital to Risk Weighted Assets	$188,042	12.50%	$120,395	8.0%	$150,493	10.0%
Tier 1 Capital to Risk Weighted Assets	$169,142	11.24%	$60,197	4.0%	$90,296	6.0%
Tier 1 Capital to Average Assets	$169,142	9.52%	$71,053	4.0%	$88,816	5.0%

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

In accordance with the “Variable Interest Entities” topic of the FASB Accounting Standards Codification, the Company does not consolidate the subsidiary trust which has issued the trust-preferred securities.

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

During the third quarter of 2009 the Company repurchased 750 shares at an average share price of $390 per share. During the third quarter of 2008 the Company repurchased 2,514 shares at an average share price of $451. Since the second share repurchase program was expanded in 2006 the Company has repurchased over 38,000 shares for total consideration of $17.7 million.

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of September 30, 2009, the Company had entered into commitments with certain customers amounting to $301.9 million compared to $355.2 million at December 31, 2008 and $364.3 million at September 30, 2008.  Letters of credit at September 30, 2009, December 31, 2008 and September 30, 2008, were $10.4 million, $7.9 million and $7.4 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

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

The Company’s methodology for assessing the appropriateness of the allowance is applied on a regular basis and considers all loans. The systematic methodology consists of two major elements. The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with the “Receivables” topic of the FASB Accounting Standards Codification. Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan, if one exists. Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

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

The second phase is conducted by segmenting the loan portfolio by risk rating and into groups of loans with similar characteristics in accordance with the “Contingency” topic of the FASB Accounting Standards Codification  In this second phase, groups of loans with similar characteristics are reviewed and the appropriate allowance factor is applied based on the five-year average charge-off rate for each particular group of loans.

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

Management believes that the allowance for loan losses at September 30, 2009, was adequate to provide for both recognized probable losses and estimated inherent losses in the portfolio.  No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2009, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.77% if rates increase by 200 basis points and an increase in net interest income of 1.23% if rates decline 100 basis points. Comparatively, at December 31, 2008, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.17% if rates increase by 200 basis points and an increase in net interest income of 1.38% if rates decline 100 basis points. All results are within the Company’s policy limits.

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

The Company’s principal operating sources of liquidity include (see “Item 1. Financial Statements – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $66 million and repurchase lines of $50 million with major banks. In addition, as of September 30, 2009 the Company has available borrowing capacity of $174 million at the Federal Home Loan Bank and $243 million at the Federal Reserve Bank.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the third quarter of 2009.

Third Quarter 2009	Number of Shares	Average Price per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
07/01/2009 - 07/31/2009	-	$-	-	$17,105,010
08/01/2009 - 08/31/2009	750	390	750	16,812,510
09/01/2009 - 09/30/2009	-	-	-	16,812,510
Total	750	$390	750	$16,812,510

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

See Exhibit Index on Page 37.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: November 6, 2009	/s/ Kent A. Steinwert

Kent A. Steinwert
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009	/s/ Stephen W. Haley

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