Form 10-K
period 2009-12-31
FARMERS & MERCHANTS BANCORP
filed 2010-03-11
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes  ☐    No  ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2009 (based on the last reported trade on June 30, 2009) was $308,951,225.

The number of shares of Common Stock outstanding as of February 26, 2010: 780,944

Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

FARMERS & MERCHANTS BANCORP
FORM 10-K

Introduction – Forward Looking Statements

This Form 10-K contains various forward-looking statements, usually containing the words “estimate,” “project,” “expect,” “objective,” “goal,” or similar expressions and includes assumptions concerning Farmers & Merchants Bancorp’s (together with its subsidiaries, the “Company” or “we”) operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risks and uncertainties. In connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following: (i) the current economic downturn and turmoil in financial markets and the response of federal and state regulators thereto; (ii) the effect of changing regional and national economic conditions including the housing market in the Central Valley of California; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of lending and investment activities; (v) changes in federal and state banking laws or regulations; (vi) competitive pressure in the banking industry; (vii) changes in governmental fiscal or monetary policies; (viii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (ix) other factors discussed in Item 1A. Risk Factors.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PART I

Item 1. Business

General Development of the Business

August 1, 1916, marked the first day of business for Farmers & Merchants Bank of Lodi. The Bank was incorporated under the laws of the State of California and was licensed by the California Department of Financial Institutions as a state-chartered bank. Farmers & Merchants’ first venture out of Lodi occurred when the Galt office was opened in 1948. Shortly thereafter branches were opened in Linden, Modesto and South Sacramento. In 1957, the Bank’s name was changed to Farmers & Merchants Bank of Central California.

The Bank continued expansion in the Lodi market area and also acquired three offices in Turlock and Hilmar in 1985. The service area was next expanded by opening a branch in Elk Grove and a third office in Modesto. The year 2002 saw the opening of the Company’s first branch in the city of Stockton. In 2003, the Bank opened its fourth office in Modesto.

A second Galt office was opened in 2005 and a new full-service branch in downtown Sacramento was opened in early 2006. In late 2006, the Company opened its sixth Lodi office and its first commercial branch in Stockton. The downtown Turlock branch was relocated to a new facility in April 2008 and the Company’s first branch in Merced was opened in February 2009.

In addition to the preceding 22 full-service branches, the Bank serves the needs of its customers through two stand-alone ATM’s located on the grounds of the Lodi Grape Festival and California State University-Stanislaus. In 2007, the Bank began offering certain products over the internet at www.fmbonline.com.

On March 10, 1999, the Company, pursuant to a reorganization, acquired all of the voting stock of Farmers & Merchants Bank of Central California (the “Bank”). The Company is a bank holding company incorporated in the State of Delaware and registered under the Bank Holding Company Act of 1956, as amended. The Company’s outstanding securities as of December 31, 2009, consisted of 780,944 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company’s principal asset.

The Bank’s two wholly owned subsidiaries are Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Farmers & Merchants Investment Corporation is currently dormant and Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank.

F & M Bancorp, Inc. was created in March 2002 to protect the name “F & M Bank.” During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name, “F & M Bank” as part of a larger effort to enhance the Company’s image and build brand name recognition. Since 2002, the Company has converted most of its daily operating and image advertising to the “F & M Bank” name and the Company’s logo, slogan and signage were redesigned to incorporate the trade name, “F & M Bank.”

During 2003, the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I, for the sole purpose of issuing trust preferred securities. See Note 19 located in “Item 8. Financial Statements and Supplementary Data.”

The Company’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. See “Supervision and Regulation - Dividends and Other Transfer of Funds.”

The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. See “Supervision and Regulation – Deposit Insurance.”

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is a California state-chartered non-fed member bank subject to the regulation and examination of the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

Service Area

The Company services the northern Central Valley of California with 22 banking offices and two stand-along ATM’s. The area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock, Hilmar, and Merced.

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

The Company provides a full complement of lending products, including commercial, real estate construction, agribusiness, installment, credit card, and real estate loans. Commercial products include lines of credit and other working capital financing and letters of credit. Financing products for individuals include automobile financing, lines of credit, residential real estate, home improvement and home equity lines of credit.

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

Employees

At December 31, 2009, the Company employed a total of 307 full time equivalent employees. The Company believes that its employee relations are satisfactory.

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

The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. See “Supervision and Regulation.”

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

Under the BHCA and regulations adopted by the FRB, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with an extension of credit, lease or sale of property, or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between Farmers & Merchants Bancorp and its subsidiaries. Further, the Company is required by the FRB to maintain certain levels of capital. See “Capital Standards.”

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $34.0 million at December 31, 2009.

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

California law also imposes certain restrictions with respect to transactions with affiliates. Additionally, limitations involving the transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See “Prompt Corrective Action and Other Enforcement Mechanisms.”

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

The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios. For further information on the Company and the Bank’s risk-based capital ratios see Note 11 located in “Item 8. Financial Statements and Supplementary Data.”

Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” Company must develop a capital restoration plan. At December 31, 2009, the Bank exceeded all of the required ratios for classification as “well capitalized.” It should be noted; however, that the Bank’s capital category is determined solely for the purpose of applying the federal banking agencies’ prompt corrective action regulations and the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

Deposit Insurance
The deposits of the Bank have historically been insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts, which are insured up to $250,000 per insured depositor. On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2009. This increase was part of the Emergency Economic Stabilization Act of 2008.  On May 19, 2009, Congress extended the temporary $250,000 coverage through December 31, 2013.

Additionally, the Bank elected to participate in those provisions of the FDIC’s Transaction Account Guarantee (“TAG”) Program that provide additional insurance coverage on non-interest bearing deposit transaction accounts. Under this program, all non-interest bearing transaction accounts at the Bank with balances over $250,000 are also fully insured.  The TAG program was initially scheduled to terminate on December 31, 2009, however, on August 26, 2009, the FDIC extended the program through June 30, 2010, and the bank elected to continue its participation in the program.  The additional annualized cost to the Bank is 10 basis points per dollar over $250,000 through December 31, 2009.   After December 31, 2009, banks will be charged a higher annualized rate according to the institution’s risk category.  Banks in risk category I will pay 15 basis points; risk category II, 20 basis points; and risk categories III and IV, 25 basis points per dollar over $250,000.

Effective January 1, 2007, the FDIC adopted a rule for the insurance assessment on deposits based upon risk assessment classifications. Under the rule the charge for annual insurance deposit assessments ranged from a minimum of 5 basis points to a maximum of 43 basis points per $100 of insured deposits depending upon an institution’s risk assessment category.   On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points per $100 of insured deposits depending upon an institution’s risk category.  Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be. The Bank’s FDIC premiums (exclusive of special assessments – see below) were $1.70 million in 2009 compared to $532,000 in 2008.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The amount of the special assessment for any institution was not to exceed 10 basis points times the institution’s assessment base for the second quarter 2009.  This special assessment was collected by the FDIC on September 30, 2009, and resulted in an additional charge to the Bank of $798,000.

On September 30, 2009, the FDIC adopted a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The prepaid assessment was collected December 30, 2009, and resulted in a prepayment by the Bank of $7,258,000.  The FDIC also adopted a uniform three-basis point increase in the assessment rates effective on January 1, 2011.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980’s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the year ending December 31, 2009, averaged 1.04 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments and has used this authority over the past several years, resulting in a significant increase in the Bank’s deposit insurance premiums. See “Item 1A. Risk Factors.”  Additional increases in insurance premiums could have additional adverse effects on the operating expenses and results of operations of the Company.   Management cannot predict what insurance assessment rates will be in the future.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the Bank’s primary regulator. Management of the Company is not aware of any practice, condition or violation that might lead to termination of the Company’s deposit insurance.

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

A bank’s compliance with the Community Reinvestment Act is based on a performance based evaluation system, which bases CRA ratings on an institution’s lending service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank’s latest CRA examination was completed by the Federal Deposit Insurance Corporation. The lending test portion included a review of small business, small farm, and home mortgage loans originated during calendar years 2005 and 2006. The Bank’s community development lending as well as investment and service activities were reviewed between January 20, 2004, and April 16, 2007. The FDIC provided the Bank with a High Satisfactory rating in the lending test and an Outstanding rating for both the investment and service tests. Consequently, the Bank received an overall Outstanding rating in complying with its CRA obligations. The FDIC cited the volume of loans within geographies of differing income levels; the number of loans to individuals and small businesses of different income levels; the significant community development services provided within the Bank’s communities; and, the variety and depth of products and services tailored to the needs of the communities as key factors in their overall rating assessment.

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

Recent Governmental Actions in Response to the Financial Crises

Emergency Economic Stabilization Act
In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act (“EESA”) was signed into law on October 3, 2008, which among other things: (1) temporarily increased FDIC insurance coverage from $100,000 to $250,000 through December 31, 2009 (subsequently extended through December 31, 2013); and (2) established the Troubled Asset Relief Program (“TARP”). As part of TARP, the United States Department of the Treasury (“Treasury”) established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the FRB, Congress, and the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Company.

The Company decided not to participate in the TARP CPP.

Temporary Liquidity Guarantee Program
On October 14, 2008, the FDIC announced the establishment of the Temporary Liquidity Guarantee Program (“TLGP”) to provide: (1) full deposit insurance on all non-interest bearing transaction account balances through December 31, 2009 (Transaction Account Guarantee Program); and (2) guarantees of certain newly issued senior unsecured debt issued by financial institutions and bank holding companies through June 30, 2012 (Debt Guarantee Program). The Bank elected to participate in the Transaction Account Guarantee Program, but not the Debt Guarantee Program..

Financial Stability Plan
On February 10, 2009, Treasury announced the Financial Stability Plan (“FSP”) which, among other things, established a new Capital Assistance Program (“CAP”) through which eligible banking institutions will have access to Treasury capital as a bridge to private capital until market conditions normalize, and extended the Debt Guarantee Program of the TLGP to October 31, 2009, and the Transaction Account Guarantee Program of the TLGP to June 30, 2010.  As a complement to CAP, a new Public-Private Investment Fund on an initial scale of up to $500 billion, which was later revised to be $30 billion, was announced to catalyze the removal of legacy assets from the balance sheets of financial institutions. This fund will combine public and private capital with government financing to help free up capital to support new lending. In addition, the existing Term Asset-Backed Securities Lending Facility (“TALF”) would be expanded (up to $1 trillion) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others. Furthermore, the FSP proposed a new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

The Company is a participant in the Transaction Account Guarantee Program.

American Recovery and Reinvestment Act of 2009
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA is intended to provide tax breaks for individuals and businesses, direct aid to distressed states and individuals, and provide infrastructure spending. In addition, ARRA imposes new executive compensation and expenditure limits on all previous and future TARP CPP recipients and expands the class of employees to whom the limits and restrictions apply. ARRA also provides the opportunity for additional repayment flexibility for existing TARP CPP recipients. Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP CPP recipient to comply with certain other executive compensation related requirements. These provisions modify the executive compensation provisions that were included in EESA, and in most instances apply retroactively for so long as any obligation arising from financial assistance provided to the recipient under TARP CPP remains outstanding.

In addition, ARRA directs the Treasury to review previously-paid bonuses, retention awards and other compensation paid to the senior executive officers and certain other highly-compensated employees of each TARP CPP recipient to determine whether any such payments were excessive, inconsistent with the purposes of ARRA or the TARP, or otherwise contrary to the public interest. If the Treasury determines that any such payments have been made by a TARP CPP recipient, the Treasury will seek to negotiate with the TARP CPP recipient and the subject employee for appropriate reimbursements to the U.S. government (not the TARP CPP recipient) with respect to any such compensation or bonuses. ARRA also permits the Treasury, subject to consultation with the appropriate federal banking agency, to allow a TARP CPP recipient to repay any assistance previously provided to such TARP CPP recipient under the TARP, without regard to whether the TARP CPP recipient has replaced such funds from any source, and without regard to any waiting period. Any TARP CPP recipient that repays its TARP assistance pursuant to this provision would no longer be subject to the executive compensation provisions under ARRA.

Since the Company elected not to participate in the TARP CPP, the preceding compensation limitations do not apply.

Homeowner Affordability and Stability Plan
On February 18, 2009, the Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners. Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

Future Legislation and Regulatory Initiatives
Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Currently, the Congress is actively considering significant changes to the manner of regulating financial institutions including combining one or more of the FRB, FDIC, Comptroller of the Currency and the Office of Thrift Supervision and creating a new consumer protection agency for financial products. The current legislation being considered and other future legislation regarding financial institutions may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or the Bank. The nature and extent of future legislative and regulatory changes affecting financial institutions is unpredictable at this time. The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

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

Risks Associated With Our Business

Recession And Changes In Domestic And Foreign Financial Markets May Have A Material Negative Impact On Our Results Of Operations And Financial Condition - Economic indices have shown that since the fourth quarter of 2007, the United States economy has been in a recession and the Central Valley of California, the Company’s primary market area, has been hit particularly hard. This has been reflected in significant business failures and job losses. In addition, over the past two years, the domestic and foreign financial markets, securities trading markets and economies generally have experienced significant turmoil including, without limitation, government takeovers of troubled institutions, government brokered mergers of such firms to avoid bankruptcy or failures, bankruptcies of securities trading firms and insurance companies, failures of financial institutions and securities brokerage firms, declines in real property values, and wide fluctuations in energy prices, all of which have contributed to reduced availability of credit for businesses and consumers, elevated foreclosures on residential and commercial properties, falling home prices, reduced liquidity and a lack of stability across the entire financial sector.

These recent events and the corresponding uncertainty in financial markets may continue for the foreseeable future.  The full extent of the repercussions to our nation’s economy in general and our business in particular; therefore, are not fully known at this time. Such events may have a negative effect on: (i) our ability to service our existing customers and attract new customers; (ii) the ability of our borrowers to operate their business as successfully as in the past; (iii) the financial security and net worth of our customers; and (iv) the ability of our customers to repay their loans with us in accordance with the terms thereof.

Recently Enacted Legislation And Other Measures Undertaken By The Treasury, The FRB And Other Governmental Agencies May Not Help Stabilize The U.S. Financial System Or Improve The Housing Market – Since 2008 the Federal Government has enacted many pieces of legislation designed to stabilize the economy and the financial system. See “Item 1 Business – Supervision and Regulation – Recent Government Actions in Response to the Financial Crises.”

The actual impact that any of this legislation and other related measures undertaken to alleviate the economic crises will have generally on the financial markets is still substantially unknown. The failure of such measures, or any future measures, to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Current Levels Of Market Volatility Are Unprecedented - The capital and credit markets have been experiencing volatility and disruption for more than two years. At times the volatility and disruption reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Nonperforming Assets Take Significant Time To Resolve And Adversely Affect Our Company’s Results Of Operations And Financial Condition. Nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. While we have tried to reduce our problem assets through workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of nonperforming assets requires significant commitments of time from management, which can be detrimental to the performance of other responsibilities.  There can be no assurance that we will not experience further increases in nonperforming loans in the future.

Our Allowance For Loan Losses May Not Be Adequate To Cover Actual Losses.  A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence, or control.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. The allowance is funded from a provision for loan losses, which is a charge to our income statement.  Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for loan losses reflects our estimate of the probable losses in our loan portfolio at the relevant balance sheet date.  Our allowance for loan losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates.

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning current economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the allowance for loan losses.

While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan losses further or that regulators will not require us to increase this allowance. Either of these occurrences could materially adversely affect our business, financial condition, results of operations and cash flows.

We Are Dependent On Real Estate And Downturns In The Real Estate Market Could Hurt Our Business - Although our regulators have determined that we do not have significant CRE concentration risk, a significant portion of our loan portfolio is dependent on real estate. See “Item 1. Business – Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms.” At December 31, 2009, real estate served as the principal source of collateral with respect to approximately 68% of our loan outstandings and 20% of loans outstanding were secured by production agricultural properties. A continuing decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

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

Sustained low levels of market interest rates could adversely affect our earnings. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine, in large part, the cost of funds for lending and investing and the yield earned on those loans and investments, both of which impact the Company’s net interest margin. Beginning in September 2007 the FRB implemented a series of rate reductions in response to the current state of the national economy and housing market as well as the volatility of financial markets. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, prepaying their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our CRE and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan demand available in our market. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2010 and Beyond.”

Failure To Successfully Execute Our Strategy Could Adversely Affect Our Performance - Our financial performance and profitability depends on our ability to execute our corporate growth strategy. Continued growth however, may present operating and other problems that could adversely affect our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced. Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as the:

•	inability to maintain or increase net interest margin;

•	inability to control non-interest expense, including, but not limited to, rising employee and healthcare costs;

•	inability to maintain or increase non-interest income; and

•	continuing ability to expand through de novo branching or otherwise.

Economic Conditions In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses - Our retail and commercial banking operations are concentrated primarily in Sacramento, San Joaquin, Stanislaus and Merced Counties. As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area and this area has experienced a significant deterioration in real estate values. A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. This risk increases when the economy is weak as it is presently. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures; however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2010 and Beyond.”

This Company’s service areas can be significantly impacted by the seasonal and cyclical operations of the agricultural industry. As a result, the Company’s financial results can be influenced by the banking needs of its agricultural customers (e.g., generally speaking during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and the planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold). Additionally, although the Company’s loan portfolio is believed to be well diversified, at various times during 2009 approximately 36% of the Company’s loan balances were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, walnuts, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

Our Ability To Access Markets For Funding And Acquire And Retain Customers Could Be Adversely Affected By The Deterioration Of Other Financial Institutions Or The Financial Service Industry’s Reputation.  Reputation risk is the risk to liquidity, earnings and capital arising from negative publicity regarding the financial services industry.  The financial services industry continues to be featured in negative headlines about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government.  These reports can be damaging to the industry’s image and potentially erode consumer confidence in insured financial institutions.  Recent bank failures in California and throughout the United States have also had a negative impact.  In addition, our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

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

Deposit Insurance Assessments Have Increased Substantially and May Continue to Increase, Which Will Adversely Affect Profits - FDIC deposit insurance expense for the year ended December 31, 2009 was $2.5 million, comprised of $1.70 million in regular assessments and a special assessment of $798,000.  This represents a $1.96 million increase over 2008.  Additionally, in December 2009 the FDIC required all banks to prepay three years of estimated insurance premiums, an amount that totaled $7.26 million for the Bank. Deposit insurance assessments may continue to increase in future years due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years.

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

New Legislative And Regulatory Proposals May Affect Our Operations And Growth - Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, banks and other financial institutions and companies that control such institutions are frequently raised in the U.S. Congress, the California legislature and before bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes, including EESA and the Stimulus Bill, might have on us or our subsidiaries are impossible to determine. Similarly, proposals to change the accounting treatment applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other appropriate authorities. The likelihood and impact of any additional future changes in law or regulation and the impact such changes might have on us or our subsidiaries are impossible to determine at this time. See “Item 1 Business – Supervision and Regulation – Recent Government Actions in Response to the Financial Crises.”

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

Our Stock Price Is Affected By A Variety Of Factors - Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	operating and stock price performance of other companies that investors deem comparable to our Company;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	available investment liquidity in our market area since our stock is not listed on any exchange; and

•	perceptions in the marketplace regarding our Company and/or its competitors.

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

Item 2. Properties

Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in twenty-two branch locations in the Company's service area. Of the twenty-two branches, sixteen are owned and six are leased. The expiration of these leases occurs between the years 2010 and 2016. See Note 16 located in “Item 8. Financial Statements and Supplementary Data.”

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

Item 4. Reserved

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

The following table summarizes the actual high, low, and close sale prices for the Company's common stock since the first quarter of 2008. These figures are based on activity posted on the OTC Bulletin Board and on private transactions between individual stockholders that are reported to the Company.

					Cash Dividends
	Calendar Quarter	High	Low	Close	Declared (Per Share)

2009	Fourth quarter	$425	$325	$380	$5.90
	Third quarter	434	375	400	-
	Second quarter	475	325	395	5.10
	First quarter	475	310	390	-

					Cash Dividends
	Calendar Quarter	High	Low	Close	Declared (Per Share)

2008	Fourth quarter	$450	$385	$420	$5.80
	Third quarter	475	425	450	-
	Second quarter	475	400	460	4.85
	First quarter	460	390	460	-

As of January 31, 2010, there were approximately 1,468 stockholders of record of the Company’s common stock.

The Company has paid cash dividends for the past 75 consecutive years.  There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank under state and federal laws. See “Item 1. Business – Supervision and Regulation.”

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

The following table indicates the number of shares repurchased by the Company during the fourth quarter of 2009.

Period	Number of Shares	Average Price per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 2009	-	$-	-	$16,812,510
November 2009	461	410	461	16,623,500
December 2009	-	-	-	16,623,500
Total	461	$410	461	$16,623,500

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

Performance Graphs

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on common stock with: (i) a published index compiled by Hemscott Group of banks and bank holding companies throughout the United States; and (ii) the cumulative total return of the American Stock Exchange market index. The following comparisons cover the period January 1, 2005, to December 31, 2009. The graph assumes an initial investment of $100 on January 1, 2005, and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTC Bulletin Board and on private transactions between individual stockholders that are reported to the Company.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933

Item 6. Selected Financial Data

Farmers & Merchants Bancorp
Five Year Financial Summary of Operations
(in thousands except per share data)

Summary of Income:	2009	2008	2007	2006	2005
Total Interest Income	$91,314	$93,208	$95,775	$88,396	$72,458
Total Interest Expense	16,331	24,784	32,225	24,621	14,032
Net Interest Income	74,983	68,424	63,550	63,775	58,426
Provision for Loan Losses	15,420	7,998	1,495	275	425
Net Interest Income After Provision for Loan Losses	59,563	60,426	62,055	63,500	58,001
Total Non-Interest Income	18,194	16,064	15,455	12,063	11,274
Total Non-Interest Expense	46,429	40,103	41,945	43,121	40,617
Income Before Income Taxes	31,328	36,387	35,565	32,442	28,658
Provision for Income Taxes	11,315	13,597	12,870	11,813	10,230
Net Income	$20,013	$22,790	$22,695	$20,629	$18,428
Balance Sheet Data:
Total Assets	$1,781,014	$1,684,437	$1,519,172	$1,411,233	$1,352,989
Loans	1,212,718	1,177,364	1,140,969	1,046,912	973,257
Allowance for Loan Losses	29,813	20,034	18,483	18,099	17,860
Investment Securities	435,166	363,729	247,637	243,867	267,940
Deposits	1,498,124	1,432,702	1,310,790	1,198,528	1,103,340
Federal Home Loan Bank Advances	20,149	703	28,954	47,532	98,847
Shareholders' Equity	164,727	156,545	143,418	132,340	123,648

Selected Ratios:
Return on Average Assets	1.15%	1.44%	1.56%	1.51%	1.46%
Return on Average Equity	12.33%	15.23%	16.26%	16.16%	15.26%
Dividend Payout Ratio(1)	42.95%	36.99%	34.51%	33.77%	34.55%
Average Loans to Average Deposits	80.12%	84.16%	86.86%	90.24%	87.28%
Average Equity to Average Assets	9.34%	9.46%	9.60%	9.38%	9.58%
Period-end Shareholders' Equity to Total Assets	9.25%	9.29%	9.44%	9.38%	9.14%

Per Share Data:
Net Income (2) (3)	$25.57	$28.69	$28.05	$25.25	$22.24
Cash Dividends Per Share (1)(3)	$11.00	$10.65	$9.70	$8.55	$7.68

(1)	Not including cash paid in lieu of fractional shares related to stock dividend.
(2)	Based on the weighted average number of shares outstanding of 782,754, 794,239, 809,057, 817,044, and 828,537 for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, respectively.
(3)	Per share data has been adjusted, where applicable, for stock dividends issued in any of the above years.

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

The Five Year Period: 2005 through 2009
The following table presents key performance data for the Company over the past five years.

(in thousands, except per share data)
Financial Performance Indicator	2009	2008	2007	2006	2005

Net Income	$20,013	$22,790	$22,695	$20,629	$18,428

Total Assets	$1,781,014	$1,684,437	$1,519,172	$1,411,233	$1,352,989
Total Loans	$1,212,718	$1,177,364	$1,140,969	$1,046,912	$973,257
Total Deposits	$1,498,124	$1,432,702	$1,310,790	$1,198,528	$1,103,340
Total Shareholders’ Equity	$164,727	$156,545	$143,418	$132,340	$123,648
Total Consolidated Risk-Based Capital Ratio	12.48%	12.59%	12.21%	12.17%	12.32%

Non-Performing Loans as a % of Total Loans	0.76%	0.45%	0.01%	0.00%	0.03%
Net Charge-Offs to Average Loans	0.48%	0.57%	0.10%	0.00%	0.03%
Loan Loss Allowance as a % of Total Loans	2.45%	1.70%	1.62%	1.72%	1.82%

Return on Average Assets	1.15%	1.44%	1.56%	1.51%	1.46%
Return on Average Equity	12.33%	15.23%	16.26%	16.16%	15.26%
Earnings Per Share (1)	$25.57	$28.69	$28.05	$25.25	$22.24
Cash Dividends Per Share (1) (2)	$11.00	$10.65	$9.70	$8.55	$7.68
Cash Dividends Declared (2)	$8,596	$8,430	$7,831	$6,966	$6,366
# Shares Repurchased During Year	6,016	13,152	11,821	11,718	8,066
Average Share Price of Repurchased Shares	$387	$449	$460	$507	$496
High Stock Price – Fourth Quarter	$425	$450	$460	$557	$500
Low Stock Price – Fourth Quarter	$325	$385	$381	$505	$465
Closing Stock Price – Fourth Quarter	$380	$420	$460	$515	$490
_______________________________________________________
(1) 2005 has  been restated for stock dividends issued.  No stock dividend was issued in 2006 through 2009.
(2) Not including cash paid in lieu of fractional shares related to stock dividends.  These payments totaled $290,000 in  2005.

The years 2005 through 2009 were comprised of two very distinct economic periods.  From 2005 through the first half of 2007 the economy was strong, the stock market rising and individuals and businesses doing well.  Then in October 2007, the financial markets started what would become a major adjustment and a prolonged economic recession began that continues even today. Despite what can only be described as a roller coaster ride, in management’s opinion the Company’s operating performance remained exceptionally strong even through the difficult years of 2008 and 2009:

•	Net income totaled $104.5 million over the five-year period and even during the difficult year of 2009, exceeded $20 million.

•	Return on Average Assets averaged 1.42%, and never dropped below 1.15% in any single year.

•	Total assets increased 45.2% to $1.8 billion.

•	Total loans increased 39.9% to $1.2 billion.

•	Total deposits increased 49.5% to $1.5 billion.

For many banks 2008 and 2009 were very difficult years when major credit quality problems surfaced that resulted in significant declines in profits or even losses.  Although the Company was not entirely immune to the pressures that a struggling economy brought to bear, record profits were reported in 2008 and in 2009, although profits declined, management believes that the Company’s performance compared very favorably to its peer banks.  During 2009:

•
The Company earned $20.0 million for a return on average assets of 1.15%. Importantly, these strong results were generated at the same time the Company: (1) strengthened its loan loss allowance by $9.8 million to $29.8 million or 2.45% of total loans; and (2) expensed FDIC premiums and special assessments of $2.5 million, a $1.96 million increase over 2008.

•	The Company increased its cash dividend per share by 3.3% over 2008 levels.

•	The Company’s risk based capital ratio was 12.48% at December 31, 2009, resulting in the highest regulatory classification of “well capitalized.” See “Financial Condition – Capital.”

•
The Company’s asset quality remained very strong compared to peer banks at the present time, when measured by net charge-offs of 0.48% of average loans in 2009 and non-performing loans totaling 0.76% of total loans at December 31, 2009. See “Results of Operations – Provision and Allowance for Loan Losses” and “Financial Condition – Classified Loans and Non-Performing Assets.”

•
At December 31, 2009, the Bank’s “Texas Ratio” an industry measure that compares: (1) levels of non-performing assets to; (2) tangible equity capital plus loss reserves, was 8.6%, one of the best in California.

As a result of this strong earnings performance, capital position, and asset quality, stockholders have benefited well in excess of overall bank and bank holding company stock market returns over the past five years:

•	Cash Dividends per Share, restated for stock dividends issued, have increased 60.6% since 2004, and totaled $47.58 per share over the five-year period.

•
The total return on the Company’s stock over the past five years compares very favorably to overall stock market returns as represented by the Hemscott Group Index of Banks and Bank Holding Companies. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Security - Performance Graphs.”

•
The Company did not dilute existing common stockholders by participating in the Federal Government’s 2008 TARP Capital Purchase Program.  See “Item 1. Business – Supervision and Regulation - Recent Governmental Actions in Response to the Financial Crises.”

Looking Forward: 2010 and Beyond
In management’s opinion, the following key issues will influence the financial results of the Company in 2010 and future years:

•
The Company’s results can be significantly influenced by changes in the credit quality of its borrowers. Non-performing loans totaled $9.2 million or 0.76% of total loans at December 31, 2009. Management believes based on information currently available that these levels are adequately covered by the Company’s $29.8 million allowance for loan losses as of December 31, 2009. See “Results of Operations - Provision and Allowance for Loan Losses” and “Financial Condition – Classified Loans and Non-Performing Assets.” The Company’s provision for loan losses was $5.1 million in the fourth quarter of 2009 resulting in a total of $15.4 million for the full year, a significant increase from $8.0 million in 2008. Given the continued recessing economy in the United States, California, and particularly the Central Valley, an increasing number of the Company’s borrowers are feeling the impact of the recession. As a result, the Company anticipates that loan loss provisions at or above 2009 levels may be required throughout 2010 and possibly 2011. See “Item 1A. Risk Factors.”

•
FDIC deposit insurance assessments have increased substantially and may continue to increase, which will adversely affect profits.  FDIC deposit insurance expense for the year ended December 31, 2009 was $2.5 million, comprised of $1.7 million in regular assessments and a special assessment of $798,000.  This represents a $1.9 million increase over 2008.  See “Results of Operations – Non-Interest Expense. Additionally, in December 2009 the FDIC required all banks to prepay three years of estimated insurance premiums, an amount that totaled $7.26 million for the Bank. Deposit insurance assessments may continue to increase in future years due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years.

•
Congress and the Obama Administration have implemented, or are proposing, broad changes to consumer financial products regulation.  These changes could significantly affect the Company’s product offerings, pricing and profitability in areas such as credit cards, home mortgages and deposit services charges, particularly fees associated with the Company’s Overdraft Privilege Service. See “Results of Operations – Non-Interest Income.”

•	The Company’s earnings are sensitive to changes in market interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

-
Between 2004 and 2006, as a result of the FRB increasing market interest rates, the Company’s net interest margin improved approximately 81 basis points to a high of 5.37% in the first quarter of 2006.

-
Once short-term market rates stabilized in 2006, since increases in the Company’s deposit rates typically lag behind increases in loan rates, the Company’s net interest margin dropped by 48 basis points to 4.89% in the second quarter of 2007.

-	In September 2007, the FRB began decreasing short-term market rates, resulting in further pressure on the Company’s net interest margin, which declined to 4.82% for the fourth quarter of 2009.
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

In addition to the preceding issues, management has reviewed the Company’s existing branch delivery system, along with the availability and desirability of additional branch locations, and, beginning in 2003, initiated a branch expansion, relocation and renovation program. Between 2003 and 2006, five new branches were opened in Modesto, Galt, Sacramento, Lodi, and Stockton, and several other branches underwent major renovations. The downtown Turlock branch was relocated to a new facility in 2008. The Company’s first branch in Merced opened in February 2009. In management’s opinion, these moves are integral to the long-term strategic positioning of the Company. Although no other branch expansions are currently in process, the Company is always active in identifying areas of our branch system that could be expanded.

Capital expenditures associated with this multi-year branch program were approximately $15 million.  In addition, the increased staffing and other operating expenses associated with these new branches places pressure on the Company’s earnings over 24-36 months, the timeframe in which a branch is estimated to reach break-even.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ performance during each of the years in the three-year period ended December 31, 2009, and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying financial statements.

Net Interest Income/Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the years ending 2009, 2008, and 2007. Average balance amounts for assets and liabilities are the computed average of daily balances.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31,
		2009
Assets	Balance	Interest	Rate
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$36,767	$96	0.26%
Investment Securities Available-for-Sale
U.S. Agencies	59,760	1,036	1.73%
Municipals - Non-Taxable	9,194	704	7.66%
Mortgage Backed Securities	243,280	12,100	4.97%
Other	8,312	42	0.51%
Total Investment Securities Available-for-Sale	320,546	13,882	4.33%

Investment Securities Held-to-Maturity
U.S. Agencies	-	-	0.00%
Municipals - Non-Taxable	64,121	3,717	5.80%
Mortgage Backed Securities	4,365	167	3.83%
Other	1,991	51	2.56%
Total Investment Securities Held-to-Maturity	70,477	3,935	5.58%

Loans
Real Estate	697,377	45,555	6.53%
Home Equity	65,802	3,984	6.05%
Agricultural	208,678	12,684	6.08%
Commercial	200,560	11,902	5.93%
Consumer	10,666	762	7.14%
Credit Card	-	-	0.00%
Municipal	1,077	14	1.30%
Total Loans	1,184,160	74,901	6.33%
Total Earning Assets	1,611,950	$92,814	5.76%

Unrealized Gain on Securities Available-for-Sale	9,467
Allowance for Loan Losses	(23,396)
Cash and Due From Banks	31,373
All Other Assets	109,461
Total Assets	$1,738,855

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$155,000	$308	0.20%
Savings	392,770	2,569	0.65%
Time Deposits	652,787	10,869	1.67%
Total Interest Bearing Deposits	1,200,557	13,746	1.14%
Securities Sold Under Agreement to Repurchase	60,000	2,148	3.58%
Other Borrowed Funds	1,817	40	2.20%
Subordinated Debt	10,310	397	3.85%
Total Interest Bearing Liabilities	1,272,684	$16,331	1.28%
Interest Rate Spread			4.47%
Demand Deposits	277,398
All Other Liabilities	26,414
Total Liabilities	1,576,496
Shareholders' Equity	162,359
Total Liabilities & Shareholders' Equity	$1,738,855
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.27%
Net Interest Income and Margin on Total Earning Assets		76,483	4.74%
Tax Equivalent Adjustment		(1,500)
Net Interest Income		$74,983	4.65%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.5 million for the year ended December 31, 2009. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Year Ended December 31,
		2007
Assets	Balance	Interest	Rate
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$10,443	$538	5.15%
Investment Securities Available-for-Sale
Municipals - Non-Taxable	11,065	786	7.10%
Mortgage Backed Securities	114,984	5,995	5.21%
Other	6,315	297	4.70%
Total Investment Securities Available-for-Sale	132,364	7,078	5.35%

Investment Securities Held-to-Maturity
U.S. Agencies	30,490	1,271	4.17%
Municipals - Non-Taxable	68,987	4,005	5.81%
Mortgage Backed Securities	7,700	295	3.83%
Other	2,100	61	2.90%
Total Investment Securities Held-to-Maturity	109,277	5,632	5.15%

Loans
Real Estate	628,490	45,917	7.31%
Home Equity	65,975	5,188	7.86%
Agricultural	195,482	16,417	8.40%
Commercial	180,006	14,823	8.23%
Consumer	13,493	1,184	8.77%
Credit Card	5,435	537	9.88%
Municipal	1,102	15	1.36%
Total Loans	1,089,983	84,081	7.71%
Total Earning Assets	1,342,067	$97,329	7.25%

Unrealized Gain (Loss) on Securities Available-for-Sale	(1,232)
Allowance for Loan Losses	(17,940)
Cash and Due From Banks	38,761
All Other Assets	92,389
Total Assets	$1,454,045

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$130,723	$102	0.08%
Savings	290,611	4,386	1.51%
Time Deposits	554,936	25,472	4.59%
Total Interest Bearing Deposits	976,270	29,960	3.07%
Other Borrowed Funds	26,428	1,397	5.29%
Subordinated Debt	10,310	868	8.42%
Total Interest Bearing Liabilities	1,013,008	$32,225	3.18%
Interest Rate Spread			4.07%
Demand Deposits	278,625
All Other Liabilities	22,836
Total Liabilities	1,314,469
Shareholders' Equity	139,576
Total Liabilities & Shareholders' Equity	$1,454,045
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.78%
Net Interest Income and Margin on Total Earning Assets		65,104	4.85%
Tax Equivalent Adjustment		(1,554)
Net Interest Income		$63,550	4.74%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $2.2 million for the year ended December 31, 2007. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Interest and Rates on a Taxable Equivalent Basis)	2009 versus 2008
(in thousands)	Amount of Increase
	(Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Federal Funds Sold	$249	$(577)	$(328)
Investment Securities Available-for-Sale
U.S. Agencies	1,032	(19)	1,013
Municipals - Non-Taxable	(6)	7	1
Mortgage-backed Securities	2,809	(788)	2,021
Other	162	(386)	(224)
Total Investment Securities Available-for-Sale	3,997	(1,186)	2,811

Investment Securities Held-to-Maturity
U.S. Agencies	(577)	(577)	(1,154)
Municipals - Non-Taxable	(141)	(21)	(162)
Mortgage-backed Securities	(59)	(3)	(62)
Other	-	(1)	(1)
Total Investment Securities Held-to-Maturity	(777)	(602)	(1,379)

Loans:
Real Estate	2,287	(2,512)	(225)
Home Equity	30	(389)	(359)
Agricultural	1,647	(1,951)	(304)
Commercial	(97)	(1,575)	(1,672)
Consumer	(122)	(74)	(196)
Credit Card	(132)	(133)	(265)
Other	(1)	-	(1.00)
Total Loans	3,612	(6,634)	(3,022)
Total Earning Assets	7,081	(8,999)	(1,918)

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	24	159	183
Savings	585	(1,663)	(1,078)
Time Deposits	1,320	(9,053)	(7,733)
Total Interest Bearing Deposits	1,929	(10,557)	(8,628)
Securities Sold Under Agreement to Repurchase	586	33	619
Other Borrowed Funds	(156)	(49)	(205)
Subordinated Debt	-	(239)	(239)
Total Interest Bearing Liabilities	2,359	(10,812)	(8,453)
Total Change	$4,722	$1,813	$6,535
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Interest and Rates on a Taxable Equivalent Basis)	2008 versus 2007
(in thousands)	Amount of Increase
	(Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Federal Funds Sold	$232	$(346)	$(114)
Investment Securities Available-for-Sale
U.S. Agencies	23	-	23
Municipals - Non-Taxable	(133)	50	(83)
Mortgage-backed Securities	3,899	184	4,083
Other	(166)	135	(31)
Total Investment Securities Available-for-Sale	3,623	369	3,992

Investment Securities Held-to-Maturity
U.S. Agencies	(122)	5	(117)
Municipals - Non-Taxable	(143)	17	(126)
Mortgage-backed Securities	(69)	3	(66)
Other	(3)	(6)	(9)
Total Investment Securities Held-to-Maturity	(337)	19	(318)

Loans:
Real Estate	2,475	(2,611)	(136)
Home Equity	(49)	(796)	(845)
Agricultural	(950)	(2,479)	(3,429)
Commercial	1,678	(2,927)	(1,249)
Consumer	(98)	(128)	(226)
Credit Card	(284)	12	(272)
Other	1	(1)	-
Total Loans	2,773	(8,930)	(6,157)
Total Earning Assets	6,291	(8,888)	(2,597)

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	2	21	23
Savings	564	(1,303)	(739)
Time Deposits	2,204	(9,074)	(6,870)
Total Interest Bearing Deposits	2,770	(10,356)	(7,586)
Securities Sold Under Agreement to Repurchase	1,528	-	1,528
Other Borrowed Funds	(699)	(453)	(1,152)
Subordinated Debt	-	(231)	(231)
Total Interest Bearing Liabilities	3,599	(11,040)	(7,441)
Total Change	$2,692	$2,152	$4,844
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

2009 Compared to 2008
Net interest income increased 9.6% to $74.9 million during 2009. On a fully tax equivalent basis, net interest income increased 9.3% and totaled $76.4 million during 2009 compared to $69.9 million for 2008. As more fully discussed below, the increase in net interest income was primarily due to an 11.2% increase in average earning assets.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2009, the Company’s net interest margin was 4.74% compared to 4.82% in 2008. Recent trends in: (1) market interest rates; and (2) competitive pricing of both loans and deposits will continue, in management’s opinion, to place pressure on the Company’s net interest margin in future quarters. See “Overview – Looking Forward: 2010 and Beyond” for a discussion of factors impacting the Company’s future net interest margin.

Loans, generally the Company’s highest earning assets, increased $35.3 million as of December 31, 2009, compared to December 31, 2008. See “Financial Condition – Loans” for further discussion of this increase. On an average balance basis, loans increased by $53.7 million for the year ended December 31, 2009. Loans decreased from 77.9% of average earning assets during 2008 to 73.5% in 2009. As a result of decreases in market interest rates from mid-September 2007 through December 2008 the year-to-date yield on the loan portfolio declined to 6.33% for the year ended December 31, 2009, compared to 6.89% for the year ended December 31, 2008. Even with the increase in loan balances, the decrease in yield resulted in interest revenue from loans decreasing 3.9% to $53.7 million for 2009. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This, in conjunction with decreases in market interest rates by the FRB, could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. The Company invests primarily in mortgage-backed securities issued by government-sponsored entities, U.S. Government Agencies, and high-grade municipals. Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is generally less than that of loans. Importantly, the Company never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC,” securities that caused many banks to incur losses in recent years.

Average investment securities increased $87.9 million in 2009 compared to the average balance during 2008.  As of year-end 2009 investment securities were $71.4 million greater than at year-end 2008. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2009. Interest income on securities increased $1.4 million to $17.8 million for the year ended December 31, 2009, compared to $16.4 million for the year ended December 31, 2008. The average yield, on a tax equivalent basis, in the investment portfolio was 4.5% in 2009 compared to 5.4% in 2008. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Average interest-bearing sources of funds increased $139.1 million or 12.3% during 2009. Of that increase, securities sold under agreement to repurchase, a new borrowing added during the first quarter of 2008 to manage the Company’s interest rate risk, increased $16.4 million, interest-bearing deposits increased $129.2 million, and other borrowed funds decreased $6.5 million.

During 2009, the Company was able to grow average interest bearing deposits by $129.2 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $13.7 million in 2009 as compared to $22.4 million in 2008. The average rate paid on interest-bearing deposits was 1.1% in 2009 and 2.1% in 2008. Since September 2007 the FRB has been lowering market rates. The Company has begun to feel this beneficial impact as the average rate paid on interest-bearing liabilities declined to 1.3% in December 2009. The Company anticipates that this decline in deposit rates will continue into 2010.  See “Overview – Looking Forward: 2010 and Beyond” for a discussion of factors impacting the Company’s future deposit rates and their impact on net interest margin.

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

Changes in the provision for loan losses between years are the result of management’s evaluation, based upon information currently available, of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses, and the prevailing economic climate and its effect on borrowers’ ability to repay loans in accordance with the terms of the notes. The Central Valley of California has been one of the hardest hit areas in the country during this recession.  Housing prices in many areas are down over 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate.  Unemployment levels are well above 10% in many areas. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of December 31, 2009, compare very favorably to our peers at the present time, we believe that it is prudent to be prepared for the possibility that any significant recovery in our local markets will not occur until the second half of 2010 or later and this may result in additional borrower stress in the coming quarters.  Accordingly, beginning in the second quarter of 2009, management and the Board of Directors significantly increased the Company’s level of loan loss allowance and as of December 31, 2009, the balance was $29.8 million or 2.45% of total loans.  This represents a $9.8 million or 48.8% increase over December 31, 2008, with $9.3 million of this increase allocated to the Company’s commercial real estate portfolio, an area of the local economy that has experience increasing stress in 2009.  The allowance allocated to the Company’s commercial real estate portfolio has increased from 1.3% to 4.4% of commercial real estate loans outstanding over the past year (see allowance allocation table).

The provision for loan losses totaled $15.4 million in 2009 compared to $8.0 million in 2008 and $1.5 million in 2007.  Net charge-offs during 2009 were $5.6 million compared to $6.4 million in 2008 and $1.1 million in 2007.  Net charge-offs represented 0.48% of average loans during 2009, a level that in management’s opinion compares very favorably to the Company’s peers at the present time.  See “Overview – Looking Forward: 2010 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk.”

As of December 31, 2009, the allowance for loan losses was $29.8 million, which represented 2.45% of the total loan balance. At December 31, 2008, the allowance for loan losses was $20.0 million or 1.70% of the total loan balance. After reviewing all factors above, based upon information currently available, management concluded that the allowance for loan losses as of December 31, 2009, was adequate.

The following tables summarize the activity and the allocation of the allowance for losses for the years indicated.

(in thousands)	2009	2008	2007	2006	2005
Allowance for Loan Losses Beginning of Year	$20,034	$18,483	$18,099	$17,860	$17,727
Provision Charged to Expense	15,420	7,998	1,495	275	425
Charge Offs:
Commercial Real Estate	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	641	4,648	-	-	-
Residential 1st Mortgages	749	192	-	-	-
Home Equity Lines and Loans	391	-	-	-	-
Agricultural	123	209	254	333	199
Commercial	3,868	1,405	722	121	442
Consumer	159	98	52	41	26
Credit Card	-	124	202	284	200
Other	-	101	143	60	-
Total Charge Offs	5,931	6,777	1,373	839	867
Recoveries:
Commercial Real Estate	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	3	-	-	-	-
Home Equity Lines and Loans	1	-	-	-	-
Agricultural	50	60	79	75	376
Commercial	104	143	30	624	134
Consumer	132	9	11	37	19
Credit Card	-	27	42	26	46
Other	-	91	100	41	-
Total Recoveries	290	330	262	803	575
Net Charge-Offs	(5,641)	(6,447)	(1,111)	(36)	(292)
Total Allowance for Loan Losses	$29,813	$20,034	$18,483	$18,099	$17,860

Ratios:
Allowance for Loan Losses to:
Total Loans at Year End	2.45%	1.70%	1.62%	1.72%	1.83%
Average Loans	2.52%	1.77%	1.70%	1.81%	1.98%
Consolidated Net Charge-Offs to:
Loans at Year End	0.46%	0.55%	0.10%	0.00%	0.03%
Average Loans	0.48%	0.57%	0.10%	0.00%	0.03%

For a description of the Company's policy regarding the Allowance for Loan Losses, see Note 1 located in "Item 8. Financial Statements and Supplementary Data." The table below discloses a breakdown of the allowance for loan losses and the allowance percentage allocated to each loan category.

	Allowance Allocation at December 31,
	2009		2008		2007		2006		2005
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate	$12,845	4.4%	$3,547	1.3%	$2,527	0.6%	$4,175	1.0%	$3,974	1.2%
Agricultural Real Estate*	1,099	0.4%	1,683	0.7%
Real Estate Construction	4,089	5.7%	1,514	2.0%	2,896	3.6%	880	0.9%	1,088	1.0%
Residential 1st Mortgages	552	0.5%	992	0.9%	1,652	1.5%	1,373	1.3%	1,370	1.3%
Home Equity Lines and Loans	1,349	2.1%	1,781	2.7%	836	1.3%	436	0.6%	416	0.6%
Agricultural	2,298	1.1%	4,432	2.0%	5,335	2.5%	3,564	1.9%	1,786	1.0%
Commercial	6,449	3.4%	4,933	2.4%	3,923	2.0%	6,007	3.6%	8,317	4.8%
Consumer	67	0.7%	698	5.8%	346	2.7%	92	0.7%	89	0.7%
Other	258	14.3%	228	14.2%	815	11.1%	1,199	16.5%	543	8.6%
Unallocated	807		226		153		373		277
Total	$29,813	2.5%	$20,034	1.7%	$18,483	1.6%	$18,099	1.7%	$17,860	1.8%

* Prior to 2008 the allowance related to Agricultural Real Estate was included with Commercial Real Estate

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) credit card merchant fees; (4) Debit Card and ATM fees; (5) investment gains and losses on non-qualified deferred compensation plans; (6) increases in the cash surrender value of bank owned life insurance; (7) gains and losses on the sale of loans and/or other business assets; and (8) fees from other miscellaneous business services.

2009 Compared to 2008
Non-interest income totaled $18.2 million, an increase of $2.1 million or 13.3% from non-interest income of $16.1 million for 2008.

Service charges on deposit accounts totaled $6.9 million, a decrease of $188,000 or 2.6% from service charges on deposit accounts of $7.1 million in 2008. This was due primarily to a decrease in fees related to the Company’s Overdraft Privilege Service.

Net gain on investment securities was $3.5 million in 2009 compared to a gain of $1.5 million for 2008. During 2009 the Company sold mortgage-backed securities at a gain and, in anticipation of rising rates, invested the funds primarily in shorter-term agency securities.  See “Financial Condition-Investment Securities” for a discussion of the Company’s investment strategy.

During the second quarter of 2008 the Company determined that providing credit card and merchant processing services through third party strategic partners would result in a stronger, more competitive set of products with the potential for increased growth in future earnings. The sale of the credit card portfolio resulted in a gain of $1.0 million and the merchant portfolio $1.9 million in 2008. The sale of the merchant portfolio also resulted in a decrease in Credit Card Merchants Fees in the amount of $1.1 million from 2008, with a corresponding decrease in Credit Card Merchant Expense. See “Non-Interest Expense.”

Debit Card and ATM fees totaled $2.2 million, an increase of $194,000 or 9.5% over fees in 2008. These are: (1) fees earned by the Company when non-customers use our ATM’s; and (2) fees paid to the Company by VISA merchants when the Company’s VISA Money Card holders use their card to complete a purchase.

Gain on deferred compensation investments were $1.8 million in 2009 compared to losses of $2.7 million in 2008. The Company allows executives who participate in non-qualified deferred compensation plans to self-direct the investment of their vested balances. See Note 13. located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Market value gains/losses on these plan balances fluctuate depending on the type of investments held and market trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Other non-interest income totaled $1.8 million in 2009, a decrease of $373,000 or 16.9% from 2008. This decrease was primarily due to the reduction of certain fees the Company no longer generates since the sale of the Credit Card and Merchant Card portfolios in June 2008.

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

Net gain on investment securities was $1.5 million in 2008 compared to a loss of $1.7 million for 2007. During 2007 the Company recognized an impairment loss on investment securities. In both the second and fourth quarter of 2008 the Company sold selected investment securities, which resulted in the net a gain of $1.5 million.

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

Debit Card and ATM fees totaled $2.1 million, an increase of $65,000 or 3.3% over fees in 2007. These are: (1) fees earned by the Company when non-customers use our ATM’s; and (2) fees paid to the Company by VISA merchants when the Company’s VISA Money Card holders use their card to complete a purchase.

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

Other non-interest income totaled $2.2 million in 2008, a decrease of $723,000 or 24.7% from 2007. This decrease was primarily due to the receipt in 2007 of an $869,000 liquidating dividend from the Company’s partial ownership in WESBA, a credit card processing company whose operating assets were sold during 2006 and subsequently liquidated in 2007.

Non-Interest Expense
Non-interest expense for the Company includes expenses for salaries and employee benefits, occupancy, equipment, supplies, legal fees, professional services, data processing, marketing, deposit insurance, merchant bankcard operations, and other miscellaneous expenses.

2009 Compared to 2008
Overall, non-interest expense totaled $46.4 million, an increase of $6.3 million or 15.8% for the year ended December 31, 2009.

Salaries and employee benefits increased $1.7 million or 6.4% primarily due to officer salary increases, which took place in April 2009.

Gain on deferred compensation investments were $1.8 million in 2009 compared to losses of $2.7 million in 2008. The Company allows executives who participate in non-qualified deferred compensation plans to self-direct the investment of their vested balances. See Note 13. located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Market value gains/losses on these plan balances fluctuate depending on the type of investments held and market trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

Equipment expense in 2009 totaled $2.4 million, a decrease of $241,000 or 9.1% from 2008. In 2009, the Company converted its item processing, check imaging, and report generation systems from Wausau, Inc. to Summit Software, resulting in the elimination of the large annual maintenance contract payment to Wausau.

Credit Card Merchant Expense was zero in 2009. This was due to the sale of the merchant card portfolio during the second quarter of 2008.

ORE holding costs totaled $1.5 million in 2009 as compared to $2.2 in 2008. Due to the economic climate over the past two years the Company has acquired $8.4 million of other real estate, which includes a mix of raw land, residential finished lots and commercial buildings. See “Financial Condition – Classified Loans and Non-Performing Assets.” Included in the $1.5 million is $1.0 million related to the establishment of a reserve for ORE valuation adjustments.

Company’s total FDIC insurance costs exceeded the same period in 2008 by $1.9 million, a 369.2% increase. The FDIC continued to increase rates in 2009 and levy special assessments on all banks. See “Supervision and Regulation – Deposit Insurance” for further discussion of the Company’s deposit insurance.

Other non-interest expense declined $117,000, or 1.7%, to $6.7 million in 2009 compared to $6.8 million in 2008. This decrease was due to: (1) the elimination of certain costs associated with the Company’s credit card portfolio, which was sold in June 2008; and (2) the decrease or elimination of other expenses that were determined not to be necessary for the successful operation of the Company.

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

ORE holding costs totaled $2.2 million in 2008 as compared to $0 in 2007.The Company acquired $4.8 million of other real estate in 2008, most of which was raw land. Included in the $2.2 million was $2.1 million related to the establishment of a reserve for ORE valuation adjustments.

The Company’s total FDIC insurance costs totaled $532,000 for 2008, an increase of $388,000 or 269.4% from 2007. During 2008 the FDIC began increasing deposit insurance rates (see “Item 1. Business - Supervision and Regulation – Deposit Insurance”).

Other non-interest expense declined $671,000, or 8.9%, to $6.8 million in 2008 compared to $7.5 million in 2007. This decrease was due to: (1) the elimination of certain costs associated with the Company’s credit card portfolio, which was sold in June 2008; and (2) the decrease or elimination of other expenses that were determined not to be necessary for the successful operation of the Company.

Income Taxes
The provision for income taxes decreased $2.3 million during 2009. The effective tax rate in 2009 was 36.1% compared to 37.4% in 2008 and 36.2% in 2007. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance, California enterprise zone interest income exclusion, and tax-exempt interest income on municipal securities and loans.

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

Financial Condition

Investment Securities
The investment portfolio provides the Company with an income alternative to loans. The debt securities in the Company’s investment portfolio have historically been comprised primarily of Mortgage-backed securities issued by federal government-sponsored entities, U.S. Government Agencies and high grade bank-qualified municipals.  Importantly, the Company never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC”, classes of securities that resulted in losses for many banks in recent years.

The Company’s investment portfolio at the end of 2009 was $435.2 million, an increase of $71.4 million or 19.6% from 2008. Since the beginning of 2009 the Company has generated a significant amount of excess liquidity because interest rates have been low and perceived market risks high, causing customers to move funds from the stock market and other investment vehicles to FDIC insured bank deposits. Additionally, given the drop in mortgage rates during the first nine months of 2009, many of our higher coupon mortgage-backed securities were prepaying quickly, and their market value gains disappearing. As a result, during 2009 the Company sold, for a gain of $3.52 million, approximately $74.3 million of primarily mortgage-backed securities.  This further increased our excess cash position.

The Company’s 2009 reinvestment strategy for the cash generated from security sales and deposit inflows was: (1) during the first quarter forego higher yields in order to reduce current credit risk exposure by maintaining excess liquidity at the FRB; and (2) beginning during the second quarter increase yields by moving out of cash, but: (i) limit future interest rate risk exposure; and (ii) provide cash for future loan growth when economic conditions in the Company’s market improve by investing primarily in adjustable rate short-to-medium term agency mortgage-backed securities and callable agency debt securities.

The Company’s investment portfolio at the end of 2008 was $363.7 million, an increase of $116.1 million or 46.9% from 2007.  This increase was primarily due to the Company’s strategy during the first three quarters of 2008 of growing available-for-sale agency mortgage backed-backed securities as part of a leveraging strategy to manage interest rate risk.  This asset growth was funded primarily through Repurchase Agreements.

Not included in the investment portfolio are overnight investments in Federal Funds Sold.  In 2009 average Federal Funds Sold on a year to date basis was $36.7 million compared to $16.6 million in 2008. Overnight investments in Federal Funds Sold are an additional earning asset available to the Company. Historically, in order to earn interest on excess cash balances banks had to “sell” these balances (called “Federal Funds Sold”) on an overnight basis to other banks. However, in late 2008 the FRB began paying interest on the deposits that banks maintained in their FRB accounts (which are also classified as Federal Funds Sold on the Company’s balance sheets) providing an essentially risk-free alternative for earning interest on overnight cash balances. These balances earn interest at the Fed Funds rate, which has been 0.25% since December, 2008.  Since significant uncertainty/risk existed in the credit markets in early 2009, the Company elected to maintain much of its excess cash at the FRB during the first nine months of 2009, despite the fact that it was earning a very low rate of interest. The Company’s peak Federal Funds Sold position occurred on April 3, 2009 when $134.0 million was maintained overnight at the FRB.  By late April, 2009 the Company determined that the overall risk in the credit markets had returned to acceptable levels, and by June 30, 2009 the Company had moved most of its Federal Funds Sold balances into higher-yielding short- and medium-term investment securities.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of December 31, 2009 and 2008, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Investment Portfolio
The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

	Available	Held to	Available	Held to	Available	Held to
	for Sale	Maturity	for Sale	Maturity	for Sale	Maturity
December 31: (in thousands)	2009		2008		2007
U. S. Agency	$136,168	$-	$-	$-	$-	$30,435
Municipal	8,365	64,044	10,231	64,765	9,979	66,375
Mortgage-backed Securities	215,327	3,583	276,176	5,133	126,144	6,731
Other	5,689	1,990	5,432	1,992	5,920	2,053
Total Book Value	$365,549	$69,617	$291,839	$71,890	$142,043	$105,594
Fair Value	$365,549	$71,010	$291,839	$71,538	$142,043	$106,253

Analysis of Investment Securities Available-for-Sale
The following table is a summary of the relative maturities and yields of the Company's investment securities Available-for-Sale as of December 31, 2009. Non-taxable municipal securities have been calculated on a fully taxable equivalent basis.

	Fair	Average
December 31, 2009 (in thousands)	Value	Yield
U.S. Agency
After one year through five years	$131,077	1.72%
After five years through ten years	5,091	2.50%
Total U.S. Agency Securities	136,168	1.75%
Municipal - Non-Taxable
One year or less	1,017	4.59%
After ten years	7,348	5.14%
Total Non-Taxable Municipal Securities	8,365	5.07%
Mortgage-backed Securities
After five years through ten years	20,443	4.72%
After ten years	194,884	4.58%
Total Mortgage-backed Securities	215,327	4.60%
FHLB
One year or less	5,379	0.21%
Total FHLB Securities	5,379	0.21%
Other
One year or less	310	3.92%
Total Other Securities	310	3.92%
Total Investment Securities Available-for-Sale	$365,549	3.48%

Note:  The average yield for floating rate securities is calculated using the current stated yield.

Analysis of Investment Securities Held-to-Maturity
The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2009. Non-taxable municipal securities have been calculated on a fully taxable equivalent basis.

	Book	Average
December 31, 2009 (in thousands)	Value	Yield
Municipal - Non-Taxable
One year or less	$371	3.11%
After one year through five years	5,816	5.02%
After five years through ten years	42,141	3.99%
After ten years	15,716	5.36%
Total Non-Taxable Municipal Securities	64,044	4.42%
Mortgage-backed Securities
After one year through five years	3,583	3.87%
Total Mortgage-Backed Securities	3,583	3.87%
Other
After five years through ten years	9	4.11%
After ten years	1,981	2.55%
Total Other Securities	1,990	2.56%
Total Investment Securities Held-to-Maturity	$69,617	4.34%

Loans
The Company's loan portfolio at December 31, 2009, increased $35.4 million or 3.0% from December 31, 2008. Most of the current year’s growth occurred in commercial and agricultural real estate loans, market segments where the Company believes that current market rates and/or credit risks are more reasonable than in other loan segments. Growth in commercial real estate was carefully focused on owner-occupied buildings or investment properties with reasonable LTV’s and borrower personal guarantees.

Beginning in late 2006 and continuing through 2009, the Company purposely reduced its exposure to real estate construction loans as the residential housing market softened. Additionally, the Company’s residential 1st mortgage portfolio is comprised primarily of 15 and 20 year mortgages to local customers. The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio.

On an average balance basis, loans have increased $53.7 million or 4.7%. In 2008 average balances increased 3.7% or $40.5 million from the prior year. The following table sets forth the distribution of the loan portfolio by type and percent as of December 31st of the years indicated.

	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate	$290,473	23.9%	$271,856	23.0%	$245,926	21.5%	$242,033	23.1%	$222,323	22.8%
Agricultural Real Estate	260,000	21.4%	227,166	19.3%	207,889	18.2%	168,425	16.1%	102,286	10.5%
Real Estate Construction	71,647	5.9%	75,472	6.4%	80,651	7.1%	95,378	9.1%	110,235	11.3%
Residential 1st Mortgages	105,850	8.7%	105,980	9.0%	109,764	9.6%	106,148	10.1%	107,769	11.0%
Home Equity Lines and Loans	65,541	5.4%	66,159	5.6%	65,953	5.8%	67,132	6.4%	69,013	7.1%
Agricultural	217,989	17.9%	216,610	18.4%	215,798	18.9%	183,589	17.5%	170,657	17.5%
Commercial	191,949	15.8%	202,636	17.2%	197,108	17.2%	165,412	15.8%	174,530	17.9%
Consumer	9,599	0.8%	12,004	1.0%	12,706	1.1%	13,949	1.3%	12,653	1.3%
Credit Card	-	0.0%	-	0.0%	5,499	0.5%	5,543	0.5%	5,353	0.5%
Other	1,801	0.1%	1,608	0.1%	1,856	0.2%	1,730	0.2%	952	0.1%
Total Gross Loans	1,214,849	100.0%	1,179,491	100.0%	1,143,150	100.0%	1,049,339	100.0%	975,771	100.0%
Less:
Unearned Income	2,131		2,127		2,181		2,427		2,514
Allowance for Loan Losses	29,813		20,034		18,483		18,099		17,860
Loans, Net	$1,182,905		$1,157,330		$1,122,486		$1,028,813		$955,397
There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company on December 31, 2009.
		Over One
		Year to	Over
	One Year	Five	Five
(in thousands)	or Less	Years	Years	Total
Commercial Real Estate	$4,392	$78,585	$207,496	$290,473
Agricultural Real Estate	11,256	30,893	217,851	260,000
Real Estate Construction	53,126	14,946	3,575	71,647
Residential 1st Mortgages	698	10,226	94,926	105,850
Home Equity Lines and Loans	213	915	64,413	65,541
Agricultural	110,970	88,858	18,161	217,989
Commercial	91,237	76,394	24,318	191,949
Consumer, Credit Card & Other	3,492	6,999	909	11,400
Total	$275,384	$307,816	$631,649	$1,214,849
Rate Sensitivity:
Fixed Rate	$42,174	$142,193	$217,041	$401,408
Variable Rate	233,210	165,623	414,608	813,441
Total	$275,384	$307,816	$631,649	$1,214,849
Percent	22.67%	25.34%	51.99%	100.00%

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of December 31, 2009, the Company had entered into loan commitments amounting to $315.2 million compared to $355.2 million at December 31, 2008. In addition, letters of credit issued by the Company to guarantee the performance of a customer to a third party at December 31, 2009, and December 31, 2008, were $9.2 million and $7.9 million, respectively.

Classified Loans and Non-Performing Assets
All loans are assigned a credit risk grade using grading standards developed by bank regulatory agencies. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans and review the credit risk grades the Company places on loans. Loans that are judged to exhibit a higher risk profile are referred to as “classified loans”, and these loans receive increased management attention. As of December 31, 2009, classified loans totaled $62.9 million.  As of December 31, 2009, classified loans included multiple loans to one borrower totaling $32.7 million, all of which were current in their payments.

Also included in classified loans are seven restructured residential mortgage loans with balances totaling $556,000 at December 31, 2009. During 2009, the Company restructured these loans by taking partial principal charge-offs totaling $111,000 due to rate reductions and/or maturity extensions. All of these loans were current in their payments when they were restructured and remained on accrual at December 31, 2009. These loans have no commitments to lend additional funds.

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

The following table sets forth the amount of the Company's non-performing loans and ORE as of the dates indicated. These balances are reported net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, in the amounts of $0, $473,000, $134,000, $27,000 and $314,000, respectively:

	December 31,
(in thousands)	2009	2008	2007	2006	2005
Non-Accrual Loans
Commercial Real Estate	$1,294	$3,635	$-	$3	$-
Agricultural Real Estate	2,589	-	-	-	-
Real Estate Construction	1,225	400	-	-	-
Residential 1st Mortgages	-	176	-	-	-
Home Equity Lines and Loans	325	191	-	-	94
Agricultural	1,080	-	-	-	93
Commercial	2,696	55	45	9	104
Consumer	-	-	6	-	-
Credit Card	-	-	-	-	-
Other	-	41	1	-	-
Total Non-Accrual Loans	9,209	4,498	52	12	291
Accruing Loans Past Due 90 Days or More
Commercial Real Estate	-	769	-	-	17
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Credit Card	-	-	17	15	22
Other	-	-	-	-	-
Total Accruing Loans Past Due 90 Days or More	-	769	17	15	39
Total Non-Performing Loans	$9,209	$5,267	$69	$27	$330
Other Real Estate Owned	$8,418	$4,817	$251	$-	$-
Non-Performing Loans as a Percent of Total Loans	0.76%	0.45%	0.01%	0.00%	0.03%
Allowance for Loan Losses as a Percent of Total Non-Performing Loans	323.74%	380.37%	26786.96%	67033.33%	5412.12%

Although management believes that non-performing loans are generally well-secured and that potential losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $1.0 million and $1.2 million have been established for non-performing loans at December 31, 2009 and 2008, respectively.

The Company reported $8.4 million of ORE at December 31, 2009, and $4.8 million at December 31, 2008. The increase in ORE during 2009 was primarily a result of the Company resolving a problem loan to one of the Bank’s commercial real estate borrowers.  The December 31, 2009, carrying value of $8.4 million is net of a $3.0 million reserve for ORE valuation adjustments.  ORE at December 31, 2009  includes a mix of raw land, residential finished lots and commercial buildings

Except for those classified and non-performing loans discussed above, the Company’s management is not aware of any loans as of December 31, 2009, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date.  However, the Central Valley of California has been one of the hardest hit areas in the country during this recession.  Housing prices in many areas are down over 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate.  Unemployment levels are well above 10% in many areas.  As a result of this combination of: (1) real estate values having declined significantly over the past 24 months; and (2) continuing deterioration in general economic conditions leading to increased unemployment and business failures; borrowers who up until this time have been able to keep current in their payments may experience continuing deterioration in their overall financial condition, significantly increasing the potential of default. See “Part I, Item 1A. Risk Factors.”

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The following table sets forth, by time remaining to maturity, the Company’s time deposits in amounts of $100,000 or more at December 31, 2009.

(in thousands)
Time Deposits of $100,000 or More
Three Months or Less	$203,159
Over Three Months Through Six Months	120,860
Over Six Months Through Twelve Months	57,147
Over Twelve Months	15,499
Total Time Deposits of $100,000 or More	$396,665
Refer to the Year-To-Date Average Balances and Rate Schedules located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

At December 31, 2009, deposits totaled $1.5 billion.  This represents an increase of 4.6% or $65.4 million from December 31, 2008. Core deposits (exclusive of Public Time deposits) increased 4.6% over the same period.  Public Time Deposits totaled $162.8 million at December 31, 2009, an increase of $6.8 million since December 31, 2008. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) interest rates were low and perceived market risks high, causing customers to move funds from the stock market and other investment vehicles to bank deposits; (2) the Federal government’s decision to increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor (unlimited for non-interest bearing transaction accounts); and (3) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that the impact of the first two factors may mitigate during 2010, particularly if funds move back into the stock market. This could impact future deposit growth.

The primary area of deposit growth in 2009 has been in Interest Bearing Transaction and Savings (which includes money market deposits) deposits. These deposit types grew $94.9 million or 19.0% from December 31, 2008. Overall, Demand deposits grew $4.7 million or 1.5%, Interest Bearing Transaction deposits grew $33.7 million or 22.9%, and Savings deposits grew $61.2 million or 17.3%.

Non-Public time deposits declined $43.3 million or 10.4% during 2009.  This decline was the result of an explicit pricing strategy adopted by the Company beginning in the second quarter based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term agency securities or overnight Fed Funds.  As a result: (1) the Company could not effectively invest funds at a profit without incurring excessive interest rate risk; and (2) significant growth in our overall balance sheet, without any resulting profit, would only place pressures on the Company’s capital ratios.  In the first quarter of 2009, non-public time deposits had increased approximately $75 million or 18% as depositors aggressively sought out the safety of banks for their funds.  Beginning in April 2009 management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction and savings balances with us (i.e., depositors who were not “relationship customers”).  This resulted in non-public time deposit balances dropping approximately $118 million over the last nine months of 2009.  Given the Company’s strong deposit growth in transaction and savings accounts, this time deposit decline did not present any liquidity issues and it significantly enhanced the Company’s net interest margin and earnings.

In December 2008, the Bank elected to participate in the provisions of the FDIC’s Temporary Liquidity Guarantee Program that provides full FDIC deposit insurance on all non-interest bearing transaction accounts even if they exceed the deposit insurance limit of $250,000 on other types of deposit accounts.  When the program was extended through June 30, 2010 we elected to continue our participation.   See “Part I, Item 1. Business – Supervision and Regulation.”

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Bank’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB advances as of December 31, 2009, were $20.1 million compared to $703,000 as of December 31, 2008.  The average rate on FHLB advances during 2009 was 2.2% compared to 2.9% in 2008. There were no Federal Funds purchased or advances from the FRB at December 31, 2009.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings, and totaled $60 million at December 31, 2009 and December 31, 2008.

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

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust preferred securities. See Note 19 located in “Item 8. Financial Statements and Supplementary Data.” Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital. See “Capital.” These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly (the next reset is March 16, 2010) and the rate was 3.1% as of December 31, 2009. The average rate paid for these securities in 2009 was 3.8% compared to 6.2% in 2008. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $164.7 million at December 31, 2009, and $156.5 million at the end of 2008.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. For further information on the Company’s and the Bank’s risk-based capital ratios, see Note 11 located in “Item 8. Financial Statements and Supplementary Data.”

As previously discussed (see “Subordinated Debentures”), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of trust preferred securities. See Note 19 located in “Item 8. Financial Statements and Supplementary Data.” On March 1, 2005, the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of trust preferred securities (“TPS”) by bank holding companies (“BHCs”). Under the final rule BHCs may include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill. The quantitative limitation concerning goodwill was to be effective March 31, 2009. However, on March 17, 2009, the FRB adopted a rule that delayed the effective date of the new limits until March 31, 2011. Any portion of trust-preferred securities not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations. The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company’s trust preferred securities currently qualify as Tier 1 capital.

In accordance with the provisions of the “Consolidation” topic of the FASB Accounting Standards Codification (“ASC”), the Company does not consolidate the subsidiary trust, which has issued the trust preferred securities.

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

During 2009 the Company repurchased 6,016 shares at an average share price of $387 per share. In 2008 the Company repurchased 13,152 shares at an average share price of $449. Since the second share repurchase program was expanded in 2006 the Company has repurchased over 39,000 shares for total consideration of $17.9 million.

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008, with Registrar and Transfer Company as Rights Agent. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further explanation.

Based upon the Company’s strong capital position and continued earnings strength, the Company elected not to participate in the Federal Government’s 2008 TARP capital purchase program. See “Item 1A. Risk Factors.”

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the Company’s financial statements management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes that the most significant subjective judgments that it makes include the following:

•
Allowance for Loan Losses. As a financial institution, which assumes lending and credit risks as a principal element in its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the allowance for loan losses is maintained at a level considered adequate by management to provide for losses that are inherent in the portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management employs a systematic methodology for determining the allowance for loan losses. On a quarterly basis, management reviews the credit quality of the loan portfolio and considers problem loans, delinquencies, internal credit reviews, current economic conditions, loan loss experience, and other factors in determining the adequacy of the allowance balance.

While the Company utilizes a systematic methodology in determining its allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. The estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. For additional information, see Note 4 located in “Item 8. Financial Statements and Supplementary Data.”

•
Fair Value. The Company discloses the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization. For additional information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” and Notes 14 and 15 located in “Item 8. Financial Statements and Supplementary Data.”

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

Our most significant off-balance sheet arrangements are limited to: (1) the full and unconditional payment guarantee of accrued distributions relating to $10 million of Trust Preferred Securities issued by FMCB Statutory Trust (see Note 19 located in “Item 8. Financial Statements and Supplementary Data”); (2) obligations under guarantee contracts such as financial and performance standby letters of credit for our credit customers (see Note 16 located in “Item 8. Financial Statements and Supplementary Data”); (3) unfunded commitments to lend (see Note 16 located in “Item 8. Financial Statements and Supplementary Data”); and (4) lease contracts (see Note 16 located in “Item 8. Financial Statements and Supplementary Data”). It is our belief that none of these arrangements expose us to any greater risk of loss than is already reflected on our balance sheet. We do not have any off-balance- sheet arrangements in which we have any retained or contingent interest as we do not transfer or sell our assets to entities in which we have a continuing involvement, any exposure to derivative instruments that are indexed to stock indices, nor any variable interests in any unconsolidated entity to which we may be a party.

The following table presents, as of December 31, 2009, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. For further information on the nature of each obligation type, see applicable note disclosures located in “Item 8. Financial Statements and Supplementary Data.”

Payments Due By Period
(in thousands)
Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Obligations	$2,003	$459	$666	$567	$311
FHLB Advances	20,149	19,500	-	-	649
Long-Term Subordinated Debentures	10,310	-	-	-	10,310
Deferred Compensation (1)	17,030	171	535	519	15,805
Total	$49,492	$20,130	$1,201	$1,086	$27,075

(1) These amounts represent payments to participants under the Company's non-qualified deferred compensation and supplemental retirement plans. See Note 13 located in “Item 8. Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Risk Management
The Company has adopted risk management policies and procedures, which aim to ensure the proper control and management of all risk factors inherent in the operation of the Company, most importantly credit risk, interest rate risk and liquidity risk.  These risk factors are not mutually exclusive. It is recognized that any product or service offered by the Company may expose the Company to one or more of these risk factors.

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

The Company’s methodology for assessing the appropriateness of the allowance is applied on a regular basis and considers all loans. The systematic methodology consists of two major parts.

Part 1:  includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with the “Receivables” topic of the FASB ASC. Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan, if one exists. Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

Central to the first phase of the analysis of the loan portfolio is the loan risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is based primarily on a thorough analysis of each borrower’s financial position in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior credit administration personnel. Credits are monitored by credit administration personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.  Risk ratings are reviewed by both the Company’s independent third-party credit examiners and bank examiners from the DFI and FDIC.

Based on the risk rating system, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates that the loan is impaired and there is a probability of loss. Management performs a detailed analysis of these loans, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral, and assessment of the guarantors. Management then determines the inherent loss potential and allocates a portion of the allowance for losses as a specific allowance for each of these credits.

The second phase is conducted by segmenting the loan portfolio by risk rating and into groups of loans with similar characteristics in accordance with the “Contingency” topic of the FASB ASC. In this second phase, groups of loans with similar characteristics are reviewed and the appropriate allowance factor is applied based on the five-year average charge-off rate for each particular group of loans.

Part 2: considers qualitative internal and external factors that may affect a loan’s collectibility, is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the historical and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

▪	general economic and business conditions affecting the key lending areas of the Company;
▪	credit quality trends (including trends in collateral values, delinquencies and non-performing loans);
▪	loan volumes, growth rates and concentrations;
▪	loan portfolio seasoning;
▪	specific industry and crop conditions;
▪	recent loss experience; and
▪	duration of the current business cycle.

Management reviews these conditions in discussion with the Company’s senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable impaired credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable impaired credit or portfolio segment as of the evaluation date, management’s evaluation of the inherent loss related to such condition is reflected in the second major element of the allowance.

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

Management believes that the allowance for loan losses at December 31, 2009, was adequate to provide for both recognized probable losses and estimated inherent losses in the portfolio.  No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

Interest Rate Risk
The mismatch between maturities of interest sensitive assets and liabilities results in uncertainty in the Company’s earnings and economic value and is referred to as interest rate risk. The Company does not attempt to predict interest rates and positions the balance sheet in a manner, which seeks to minimize, to the extent possible, the effects of changing interest rates.

The Company measures interest rate risk in terms of potential impact on both its economic value and earnings. The methods for governing the amount of interest rate risk include: (1) analysis of asset and liability mismatches (GAP analysis); (2) the utilization of a simulation model; and (3) limits on maturities of investment, loan, and deposit products, which reduces the market volatility of those instruments.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At December 31, 2009, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.63% if rates increase by 200 basis points and an increase in net interest income of 0.36% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $56 million and repurchase lines of $1.4 million with major brokers.  In addition, as of December 31, 2009 the Company has available borrowing capacity of $165.3 million at the Federal Home Loan Bank and $209 million at the Federal Reserve Bank.

At December 31, 2009, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $163.3 million, which represents 9.3% of total assets.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Farmers & Merchants Bancorp
Lodi, California

We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009.  We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria").  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Farmers & Merchants Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

/s/ Perry-Smith LLP

Sacramento, California
March 2, 2010

Farmers & Merchants Bancorp
Consolidated Statements of Income
(in thousands except per share data)
	Year Ended December 31,
	2009	2008	2007
Interest Income
Interest and Fees on Loans	$74,901	$77,924	$84,081
Interest on Federal Funds Sold and Securities Purchased
Under Agreements to Resell	96	424	538
Interest on Investment Securities:
Taxable	13,396	11,801	7,920
Exempt from Federal Tax	2,921	3,059	3,236
Total Interest Income	91,314	93,208	95,775

Interest Expense
Deposits	13,746	22,374	29,960
Borrowed Funds	2,188	1,773	1,397
Subordinated Debentures	397	637	868
Total Interest Expense	16,331	24,784	32,225

Net Interest Income	74,983	68,424	63,550
Provision for Loan Losses	15,420	7,998	1,495
Net Interest Income After Provision for Loan Losses	59,563	60,426	62,055

Non-Interest Income
Service Charges on Deposit Accounts	6,956	7,144	7,287
Net Gain (Loss) on Investment Securities	3,524	1,503	(1,707)
Credit Card Merchant Fees	-	1,109	2,181
Gain on Sale of Merchant Card Business	-	1,905	-
Gain on Sale of Credit Card Loan Portfolio	-	1,030	-
Increase in Cash Surrender Value of Bank Owned Life Insurance	1,794	1,785	1,737
Debit Card and ATM Fees	2,245	2,051	1,986
Net Gain (Loss) on Deferred Compensation Investments	1,847	(2,664)	1,047
Other	1,828	2,201	2,924
Total Non-Interest Income	18,194	16,064	15,455

Non-Interest Expense
Salaries and Employee Benefits	28,771	27,039	26,317
Net Gain (Loss) on Deferred Compensation Investments	1,847	(2,664)	1,047
Occupancy	2,715	2,651	2,559
Equipment	2,417	2,658	2,875
Credit Card Merchant Expense	-	828	1,640
OREO Holding Costs	1,464	2,223	-
FDIC Insurance	2,496	532	144
Other	6,719	6,836	7,363
Total Non-Interest Expense	46,429	40,103	41,945

Income Before Income Taxes	31,328	36,387	35,565
Provision for Income Taxes	11,315	13,597	12,870
Net Income	$20,013	$22,790	$22,695
Earnings Per Share	$25.57	$28.69	$28.05
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Balance Sheets
(in thousands except share data)
	December 31,
Assets	2009	2008
Cash and Cash Equivalents:
Cash and Due from Banks	$32,660	$46,774
Federal Funds Sold and Securities Purchased Under Agreements to Resell	1,972	14,000
Total Cash and Cash Equivalents	34,632	60,774

Investment Securities:
Available-for-Sale	365,549	291,839
Held-to-Maturity	69,617	71,890
Total Investment Securities	435,166	363,729

Loans:	1,212,718	1,177,364
Less: Allowance for Loan Losses	29,813	20,034
Loans, Net	1,182,905	1,157,330

Premises and Equipment, Net	24,887	21,653
Bank Owned Life Insurance	43,759	41,965
Interest Receivable and Other Assets	59,665	38,986
Total Assets	$1,781,014	$1,684,437

Liabilities
Deposits:
Demand	$324,073	$319,318
Interest-Bearing Transaction	180,570	146,879
Savings	414,285	353,055
Time	579,196	613,450
Total Deposits	1,498,124	1,432,702

Securities Sold Under Agreement to Repurchase	60,000	60,000
Federal Home Loan Bank Advances	20,149	703
Subordinated Debentures	10,310	10,310
Interest Payable and Other Liabilities	27,704	24,177
Total Liabilities	1,616,287	1,527,892

Commitments & Contingencies (See Note 16)
Shareholders' Equity
Preferred Stock: No Par Value. 1,000,000 Authorized, None Issued or Outstanding	-	-
Common Stock: Par Value $0.01, 20,000,000 Shares Authorized, 780,944 and 786,960 Issued and Outstanding at December 31, 2009 and 2008, respectively	8	8
Additional Paid-In Capital	76,198	78,527
Retained Earnings	83,767	72,350
Accumulated Other Comprehensive Gain	4,754	5,660
Total Shareholders' Equity	164,727	156,545
Total Liabilities and Shareholders' Equity	$1,781,014	$1,684,437
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders' Equity
(in thousands except share and per share data)
					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Gain (Loss)	Equity
Balance, December 31, 2006	811,933	$8	$89,926	$43,126	$(720)	$132,340
Net Income				22,695		22,695
Cash Dividends Declared on Common Stock ($9.70 per share)				(7,831)		(7,831)
Repurchase of Stock	(11,821)		(5,489)			(5,489)
Change in Net Unrealized Gains on Derivative Instruments					2	2
Change in Net Unrealized Loss on Securities Available-for-Sale					1,701	1,701
Balance, December 31, 2007	800,112	8	84,437	57,990	983	143,418
Net Income				22,790		22,790
Cash Dividends Declared on Common Stock ($10.65 per share)				(8,430)		(8,430)
Repurchase of Stock	(13,152)		(5,910)			(5,910)
Change in Net Unrealized Gain on Securities Available-for-Sale					4,677	4,677
Balance, December 31, 2008	786,960	8	78,527	72,350	5,660	156,545
Net Income				20,013		20,013
Cash Dividends Declared on Common Stock ($11.00 per share)				(8,596)		(8,596)
Repurchase of Stock	(6,016)		(2,329)			(2,329)
Change in Net Unrealized Gain on Securities Available-for-Sale					(906)	(906)
Balance, December 31, 2009	780,944	$8	$76,198	$83,767	$4,754	$164,727
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Comprehensive Income
(in thousands)
	Year Ended December 31,
	2009	2008	2007
Net Income	$20,013	$22,790	$22,695

Other Comprehensive Income
Unrealized Gains on Derivative Instruments:
Reclassification adjustment for realized gains included in net income, net of related income tax effects of $0, $0 and $1 for the years ended December 31, 2009, 2008 and 2007, respectively.	-	-	2

Unrealized Gains on Securities:
Unrealized holding gains arising during the period, net of income tax effects of $824, $4,026 and $517 for the years ended December 31, 2009, 2008 and 2007, respectively.	1,136	5,548	712

Less: Reclassification adjustment for realized (gains) losses included in net income, net of related income tax effects of $(1,482), $(632), and $718 for the years ended December 31, 2009, 2008 and 2007, respectively.	(2,042)	(871)	989
Total Other Comprehensive (Loss) Income	(906)	4,677	1,703

Comprehensive Income	$19,107	$27,467	$24,398
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows
(in thousands)
	Year Ended December 31,
	2009	2008	2007
Operating Activities
Net Income	$20,013	$22,790	$22,695
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	15,420	7,998	1,495
Depreciation and Amortization	1,894	1,878	1,933
Provision for Deferred Income Taxes	(7,412)	(995)	(2,316)
Net (Accretion) Amortization of Investment Security Premium & Discounts	(2,719)	301	213
Net (Gain) Loss on Investment Securities	(3,524)	(1,503)	1,707
Net Gain on Sale of Property & Equipment	(11)	(15)	(12)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(14,405)	(5,879)	(5,338)
Net Increase (Decrease) in Interest Payable and Other Liabilities	3,527	(1,523)	3,177
Net Cash Provided by Operating Activities	12,783	23,052	23,554
Investing Activities
Securities Available-for-Sale:
Purchased	(271,757)	(240,063)	(43,577)
Sold, Matured or Called	202,742	99,268	35,254
Securities Held-to-Maturity:
Purchased	(1,870)	(4,500)	(2,424)
Sold, Matured or Called	4,129	38,476	7,994
Net Loans Originated or Acquired	(41,285)	(43,172)	(95,430)
Principal Collected on Loans Previously Charged Off	290	330	262
Net Additions to Premises and Equipment	(5,133)	(3,349)	(1,625)
Proceeds from Sale of Property & Equipment	16	21	12
Net Cash Used by Investing Activities	(112,868)	(152,989)	(99,534)
Financing Activities
Net Increase in Demand, Interest-Bearing Transaction and Savings Deposits	99,676	71,610	48,606
Net (Decrease) Increase in Time Deposits	(34,254)	50,302	63,656
Securities Sold Under Agreement to Repurchase	-	60,000	-
Net Increase (Decrease) in Federal Home Loan Bank Advances	19,446	(28,251)	(18,578)
Stock Repurchases	(2,329)	(5,910)	(5,489)
Cash Dividends	(8,596)	(8,430)	(7,831)
Net Cash Provided by Financing Activities	73,943	139,321	80,364
(Decrease) Increase in Cash and Cash Equivalents	(26,142)	9,384	4,384
Cash and Cash Equivalents at Beginning of Year	60,774	51,390	47,006
Cash and Cash Equivalents at End of Year	$34,632	$60,774	$51,390
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$5,571	$7,342	$251
Cash Payments Made for Income Taxes	$15,950	$16,100	$14,995
Interest Paid	$17,843	$26,552	$31,287
The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Farmers & Merchants Bancorp (the “Company”) was organized March 10, 1999. Primary operations are related to traditional banking activities through its subsidiary Farmers & Merchants Bank of Central California (the “Bank”) which was established in 1916. The Bank’s wholly owned subsidiaries include Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Farmers & Merchants Investment Corporation has been dormant since 1991. Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank.

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

In May 2009, the FASB issued ASC 855 (formerly Statement No. 165), “Subsequent Events”.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC 855 is effective for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions of ASC 855 and has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued or March 16, 2010. The Company does not believe any subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

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

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary and we do not intend to sell the security or it is more likely than not that we will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income.  If management intends to sell the security or it is more likely than not that we will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

Loans
Loans are reported at the principal amount outstanding net of unearned discounts and deferred loan fees and costs. Interest income on loans is accrued daily on the outstanding balances using the simple interest method. Loan origination fees are deferred and recognized over the contractual life of the loan as an adjustment to the yield. Loans are placed on non-accrual status when the collection of principal or interest is in doubt or when they become past due for 90 days or more unless they are both well-secured and in the process of collection. For this purpose a loan is considered well-secured if it is collateralized by property having a net realizable value in excess of the amount of the loan or is guaranteed by a financially capable party. When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and charged against current income; thereafter, interest income is recognized only as it is collected in cash. Additionally, cash would be applied to principal if all principal was not expected to be collected. Loans placed on non-accrual status are returned to accrual status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan.

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

Allowance for Loan Losses
As a financial institution, which assumes lending and credit risks as a principal element in its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the allowance for loan losses is maintained at a level considered adequate by management to provide for losses that are inherent in the portfolio. The allowance is reduced by charge-offs and increased by provisions charged to operating expense and by recoveries on loans previously charged off. Management employs a systematic methodology for determining the allowance for loan losses. On a quarterly basis, management reviews the credit quality of the loan portfolio and considers many factors in determining the adequacy of the allowance at the balance sheet date.

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

The allowance also incorporates the results of measuring impaired loans in accordance with the “Receivables” topic of the FASB ASC. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans, which are discussed more fully in Note 4 and Note 15 to these Consolidated Financial Statements.

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

The Company follows the standards set forth in the “Income Taxes” topic of  the FASB ASC, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company evaluated all tax positions of the Company as of January 1, 2007. Only tax provisions that met the more-likely-than-not recognition threshold on January 1, 2007, were recognized or continue to be recognized.

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

Dividends and Earnings Per Share
The Company’s common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. See Note 12.

Segment Reporting
The “Segment Reporting” topic of the FASB ASC requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a holding company for a community bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernable lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Therefore, the Company only reports one segment.

Derivative Instruments and Hedging Activities
The “Derivatives and Hedging” topic of the FASB ASC establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. Changes in the fair value of those derivatives are accounted for depending on the intended use of the derivative and the resulting designation under specified criteria. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, designed to minimize interest rate risk, the effective portions of the change in the fair value of the derivative are recorded in other comprehensive income (loss), net of related income taxes. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of December 31, 2009 and December 31, 2008.

Comprehensive Income
The “Comprehensive Income” topic of the FASB ASC establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that generally accepted accounting principles recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income includes net income and changes in fair value of its available-for-sale investment securities and cash flow hedges.

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:
(in thousands)

	Amortized	Gross Unrealized		Fair/Book
December 31, 2009	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$135,958	$277	$67	$136,168
Obligations of States and Political Subdivisions	8,362	3	-	8,365
Mortgage Backed Securities	207,335	8,142	150	215,327
FHLB Stock	5,379	-	-	5,379
Other	310	-	-	310
Total	$357,344	$8,422	$217	$365,549

	Amortized	Gross Unrealized		Fair/Book
December 31, 2008	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$-	$-	$-	$-
Obligations of States and Political Subdivisions	10,224	7	-	10,231
Mortgage Backed Securities	266,416	9,761	1	276,176
FHLB Stock	5,122	-	-	5,122
Other	310	-	-	310
Total	$282,072	$9,768	$1	$291,839

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows: (in thousands)

	Book	Gross Unrealized		Fair
December 31, 2009	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$64,044	$1,437	$109	$65,372
Mortgage Backed Securities	3,583	65	-	3,648
Other	1,990	-	-	1,990
Total	$69,617	$1,502	$109	$71,010

	Book	Gross Unrealized		Fair
December 31, 2008	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$64,765	$529	$988	$64,306
Mortgage Backed Securities	5,133	107	-	5,240
Other	1,992	-	-	1,992
Total	$71,890	$636	$988	$71,538

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

In November 2008 the Company sold approximately $35 million of held-to-maturity Agency securities for a gain of $722,000 as a result of increasing concerns regarding the failure of the U.S. Government to back this agency debt with its “full faith and credit” after the Agencies were placed into conservatorship during September 2008.  The Company took this action under the provisions of the “Investment” topic of the FASB ASC, which allow for the sale of held-to-maturity securities where “there is evidence of a significant deterioration in the issuer’s creditworthiness.”

The remaining principal maturities of debt securities as of December 31, 2009, and 2008 are shown in the following tables. Mortgage-Backed Securities are presented based on expected maturities. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After 1	After 5		Total
Securities Available-for-Sale	Within	but	but	Over	Fair
December 31, 2009 (in thousands)	1 Year	Within 5	Within 10	10 years	Value
Securities of U.S. Government Agencies	$-	$131,077	$5,091	$-	$136,168
Obligations of States and Political Subdivisions	1,017	-	-	7,348	8,365
Mortgage Backed Securities	-	-	20,443	194,884	215,327
Other	5,689	-	-	-	5,689
Total	$6,706	$131,077	$25,534	$202,232	$365,549
2008 Totals	$7,170	$1,017	$12,026	$271,626	$291,839

		After 1	After 5		Total
Securities Held-to-Maturity	Within	but	but	Over	Fair
December 31, 2009 (in thousands)	1 Year	Within 5	Within 10	10 years	Value
Obligations of States and Political Subdivisions	$371	$5,816	$42,141	$15,716	$64,044
Mortgage Backed Securities	-	3,583	-	-	3,583
Other	-	-	9	1,981	1,990
Total	$371	$9,399	$42,150	$17,697	$69,617
2008 Totals	$1,570	$4,571	$29,830	$35,919	$71,890

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated.

	Less Than 12 Months		12 Months or More		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
Securities of U.S. Government Agencies	$39,926	$67	$-	$-	$39,926	$67
Obligations of States and Political Subdivisions	4,681	109	-	-	4,681	109
Mortgage Backed Securities	16,158	150	-	-	16,158	150
Total	$60,765	$326	$-	$-	$60,765	$326

	Less Than 12 Months		12 Months or More		Total
December 31, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
Obligations of States and Political Subdivisions	$24,092	$988	$-	$-	$24,092	$988
Mortgage Backed Securities	9,858	1	-	-	9,858	1
Total	$33,950	$989	$-	$-	$33,950	$989

As of December 31, 2009, the Company held 180 investment securities of which 23 were in a loss position for less than twelve months. No securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of U.S. Government Agencies and Obligations of States and Political Subdivisions
The unrealized losses on the Company's investments in securities of U.S. government agencies and obligations of states and political subdivisions were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Mortgage Backed Securities
The unrealized losses on the Company's investment in mortgage backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Proceeds from sales of securities available-for-sale were as follows:
(in thousands)
	Gross	Gross	Gross
	Proceeds	Gains	Losses
2009	$112,765	$3,524	$-
2008	71,255	933	216
2007	2,006	1	11

As of December 31, 2009, securities carried at $282,773,000 were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2008, was $295,898,000.

3.  Federal Home Loan Bank Of San Francisco Stock

Federal Home Loan Bank of San Francisco (“FHLB”) stock represents the Company’s required investment in the common stock of a correspondent bank and is carried at cost as of December 31, 2009 and December 31, 2008.

Management evaluates the FHLB stock for impairment in accordance with the “Investments” topic of the FASB ASC.  Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2009.

4. Loans and Allowance for Loan Losses

Loans as of December 31 consisted of the following:
(in thousands)	2009	2008
Commercial Real Estate	$290,473	$271,856
Agricultural Real Estate	260,000	227,166
Real Estate Construction	71,647	75,472
Residential 1st Mortgages	105,850	105,980
Home Equity Lines and Loans	65,541	66,159
Agricultural	217,989	216,610
Commercial	191,949	202,636
Consumer and Other	11,400	13,612
Subtotal	1,214,849	1,179,491
Deferred Loan Origination Fees, Net	(2,131)	(2,127)
Allowance for Loan Losses	(29,813)	(20,034)
Net Loans	$1,182,905	$1,157,330

At December 31, 2009, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $332.8 million and $452.2 million, respectively. The borrowing capacity on these loans was $184.5 million from FHLB and $208.8 million from the FRB. There were no outstanding borrowings against these loans from the FRB and there were $19.5 million in outstanding borrowings against these loans from the FHLB at December 31, 2009, respectively.

Changes in the allowance for loan losses consisted of the following:
(in thousands)	2009	2008	2007
Balance, January 1	$20,034	$18,483	$18,099
Provision Charged to Operating Expense	15,420	7,998	1,495
Recoveries of Loans Previously Charged Off	290	330	262
Loans Charged Off	(5,931)	(6,777)	(1,373)
Balance, December 31	$29,813	$20,034	$18,483

All impaired loans have been assigned a related allowance for loan losses. As of December 31, 2009 and 2008, the total recorded investment in impaired loans was $9.2 million and $4.9 million, respectively. The related allowance for impaired loans was $1.0 million and $1.2 million for the years ended 2009 and 2008, respectively. The average balance of impaired loans was $8.5 million, $3.5 million, and $427,000 for the years ended 2009, 2008, and 2007, respectively. Interest income reported on impaired loans in 2009 was $0, $1,000 in 2008, and none in 2007. Non-accrual loans at December 31, 2009 and 2008 were $9.2 million and $4.5 million, respectively. Interest income forgone on loans placed on non-accrual status was $618,000, $261,000, and $31,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009, the Company had seven restructured residential mortgage loans with balances totaling $556,000. During 2009, the Company restructured these loans by taking partial principal charge-offs totaling $111,000 due to rate reductions and/or maturity extensions. All of these loans were current in their payments when they were restructured and remained on accrual at December 31, 2009. These loans have no commitments to lend additional funds.

5. Premises and Equipment

Premises and equipment as of December 31, consisted of the following:
(in thousands)	2009	2008
Land and Buildings	$31,691	$27,839
Furniture, Fixtures, and Equipment	15,702	17,985
Leasehold Improvements	2,044	2,044
Subtotal	49,437	47,868
Less: Accumulated Depreciation and Amortization	24,550	26,215
Total	$24,887	$21,653

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $1,894,000, $1,878,000, and $1,933,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Total rental expense for premises was $379,000, $359,000, and $496,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Rental income was $178,000, $181,000, and $153,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

6. Other Real Estate

The Bank reported $8.4 million in other real estate at December 31, 2009, and $4.8 million in 2008. Other real estate includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at the lower of cost or fair value less selling costs determined at the date acquired. Losses arising from properties acquired through foreclosure are charged against the allowance for loan losses. Subsequent declines in value, routine holding costs, and net gains or losses on disposition are included in other operating expense as incurred. Other real estate is reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets.

7. Time Deposits

Time Deposits of $100,000 or more as of December 31 were as follows:
(in thousands)	2009	2008
Balance	$396,665	$389,318

At December 31, 2009, the scheduled maturities of time deposits were as follows:

(in thousands)	Scheduled Maturities
2010	$547,583
2011	26,959
2012	4,654
Total	$579,196

8. Income Taxes

Current and deferred income tax expense (benefit) provided for the years ended December 31 consisted of the following:

(in thousands)	2009	2008	2007
Current
Federal	$13,815	$10,591	$11,340
State	4,912	4,001	3,984
Total Current	18,727	14,592	15,324
Deferred
Federal	(5,666)	(780)	(1,963)
State	(1,746)	(215)	(491)
Total Deferred	(7,412)	(995)	(2,454)
Total Provision for Taxes	$11,315	$13,597	$12,870

The total provision for income taxes differs from the federal statutory rate as follows:
(in thousands)
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Tax Provision at Federal Statutory Rate	$10,965	35.0%	$12,735	35.0%	$12,448	35.0%
Interest on Obligations of States and Political Subdivisions Exempt from Federal Taxation	(980)	(3.1)%	(994)	(2.7)%	(1,014)	(2.9)%
State and Local Income Taxes,
Net of Federal Income Tax Benefit	2,058	6.5%	2,461	6.8%	2,331	6.6%
Bank Owned Life Insurance	(656)	(2.1)%	(610)	(1.7)%	(640)	(1.8)%
Other, Net	(72)	(0.2)%	5	0.0%	(255)	(0.7)%
Total Provision for Taxes	$11,315	36.1%	$13,597	37.4%	$12,870	36.2%

The components of net deferred tax assets as of December 31 are as follows:
(in thousands)	2009	2008
Deferred Tax Assets
Allowance for Loan Losses	$12,595	$8,483
Accrued Liabilities	3,856	2,710
Deferred Compensation	4,959	3,904
State Franchise Tax	1,719	1,400
Capital Loss Carry Forward	298	298
Interest on Non-Accrual Loans	260	110
Restructured Loan Interest	-	3
ORE Writedown and Holding Costs	1,377	872
Total Deferred Tax Assets	$25,064	$17,780
Deferred Tax Liabilities
Premises and Equipment	$(286)	$(434)
Securities Accretion (zero coupon securities)	(644)	(696)
Unrealized Gain on Securities Available-for-Sale	(3,450)	(4,107)
Other	(593)	(521)
Total Deferred Tax Liabilities	(4,973)	(5,758)
Net Deferred Tax Assets	$20,091	$12,022

The net deferred tax assets are reported in Interest Receivable and Other Assets on the Company's Consolidated Balance Sheet.

The Company and its subsidiaries file income tax returns in the U.S. federal and California jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

9. Short Term Borrowings

As of December 31, 2009 and 2008, the Company had unused lines of credit available for short term liquidity purposes of $432 million and  $629 million, respectively.  Federal Funds purchased and advances are generally issued on an overnight basis.  There were $19.5 million in advances from the FHLB at December 31, 2009.  There were no Federal Funds purchased or advances from the FRB at December 31, 2009.

10. Federal Home Loan Bank Advances

The Company’s advances from the Federal Home Loan Bank of San Francisco consist of the following as of December 31,
(in thousands)	2009	2008
5.60% amortizing note, interest and principal payable monthly with final maturity of September 25, 2018.	$649	$703
.03% fixed rate credit advance, interest payable daily with a maturity of January 4, 2010	19,500	-
Total	$20,149	$703

In accordance with the Collateral Pledge and Security Agreement, advances are secured by all FHLB stock held by the Company and by agency and mortgage-backed securities with carrying values of $1million.  At December 31, 2009, $332.8 million in loans were approved for pledging as collateral on borrowing lines with the FHLB. The borrowing capacity on these loans was $184.5 million. There were $19.5 million in outstanding borrowings against these loans at December 31, 2009.

11. Shareholders' Equity

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

Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. Under regulations controlling California state chartered banks, the Bank is, to some extent, limited in the amount of dividends that can be paid to the Company without prior approval of the California Department of Financial Institutions. These regulations require approval if total dividends declared by a state chartered bank in any calendar year exceed the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. As of December 31, 2009, the Bank could declare dividends of $34,028,000 without approval of the California Department of Financial Institutions.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the following table of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

					Well Capitalized
			Regulatory Capital		Under Prompt
(in thousands)	Actual		Requirements		Corrective Action
December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$188,925	12.47%	$121,170	8.0%	$151,462	10.0%
Total Consolidated Capital to Risk Weighted Assets	$189,042	12.48%	$121,174	8.0%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$169,856	11.21%	$60,585	4.0%	$90,877	6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$169,872	11.22%	$60,587	4.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$169,856	9.60%	$70,742	4.0%	$88,427	5.0%
Tier 1 Consolidated Capital to Average Assets	$169,972	9.60%	$70,818	4.0%	N/A	N/A

					Well Capitalized
			Regulatory Capital		Under Prompt
(in thousands)	Actual		Requirements		Corrective Action
December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$178,814	12.61%	$113,485	8.0%	$141,856	10.0%
Total Consolidated Capital to Risk Weighted Assets	$178,648	12.59%	$113,489	8.0%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$161,052	11.35%	$56,742	4.0%	$85,114	6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$160,885	11.34%	$56,744	4.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$161,052	9.76%	$65,985	4.0%	$82,482	5.0%
Tier 1 Consolidated Capital to Average Assets	$160,885	9.73%	$66,134	4.0%	N/A	N/A

12. Dividends and Earnings Per Share

Total cash dividends during 2009 were $8,596,000 or $11.00 per share of common stock, an increase of 3.3% from $8,430,000 or $10.65 per share in 2008. In 2007, cash dividends totaled $7,831,000 or $9.70 per share.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the earnings per share for the periods indicated.

(net income in thousands)	2009	2008	2007
Net Income	$20,013	$22,790	$22,695
Average Number of Common Shares Outstanding	782,754	794,239	809,057
Per Share Amount	$25.57	$28.69	$28.05

13. Employee Benefit Plans

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $700,000, $790,000, and $780,000 for the years ended December 31, 2009, 2008, and 2007, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $885,000, $800,000, and $780,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

Executive Retirement Plan and Life Insurance Arrangements
The Company, through the Bank, sponsors an Executive Retirement Plan for certain employees. The Executive Retirement Plan is a non-qualified defined contribution plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. The  Plan is comprised of: (1) a Performance Component which makes contributions based upon long-term cumulative profitability and increase in market value of the Company, and vests 0% during the first year of participation and 25% per full year of service thereafter; (2) a Retention Component applicable to participants employed by the Company as of January 1, 2005, which makes contributions based upon years of service, and vests 10% per year beginning in 2005; and (3) a Salary Component which makes contributions based upon participant salary levels and cliff vests after five years of service.

The Company made contributions to the Executive Retirement Plan of $1.6 million for each of the years ended December 31, 2009, 2008 and 2007. The Company’s total accrued liability under the Executive Retirement Plan was $10.9 million and $8.3 million as of December 31, 2009, and 2008, respectively.

The Company has purchased single premium life insurance policies on the lives of the Executive Retirement Plan participants as well as certain other employees of the Company. These policies provide: (1) financial protection to the Company in the event of the death of a key employee; and (2) since the interest earned on the cash surrender value of the policies is tax exempt as long as the policies are used to finance employee benefits, significant income to the Company to offset the expense associated with the Executive Retirement Plan and other employee benefit plans. As compensation to each employee for agreeing to allow the Company to purchase an insurance policy on his or her life, split dollar agreements have been entered into with those employees. These agreements provide for a division of the life insurance death proceeds between the Company and each employee’s designated beneficiary or beneficiaries.

The Company earned tax exempt interest on the life insurance policies of $1.8 million for the years ended December 31, 2009, and 2008, and $1.7 million for the year ended December 31, 2007. As of December 31, 2009 and 2008, the total cash surrender value of the insurance policies was $43.8 million and $42.0 million, respectively.

14. Fair Value of Financial Instruments

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

The following table summarizes the book value and estimated fair value of financial instruments as of December 31:
	2009		2008
(in thousands)	Carrying	Estimated	Carrying	Estimated
ASSETS:	Amount	Fair Value	Amount	Fair Value
Cash and Cash Equivalents	$34,632	$34,632	$60,774	$60,774
Investment Securities Held-to-Maturity	69,617	71,010	71,890	71,454
Investment Securities Available-for-Sale	365,549	365,549	291,839	291,839
Loans, Net of Deferred Loan Origination Fees	1,212,718	1,229,849	1,177,364	1,192,946
Bank Owned Life Insurance	43,759	43,759	41,965	41,965
Accrued Interest Receivable	7,216	7,216	7,250	7,250
LIABILITIES:
Deposits:
Non-Interest Bearing	324,073	324,073	319,318	319,318
Interest-Bearing	1,174,051	1,175,619	1,113,384	1,116,389
FHLB Advances & Securities Sold Under Agreement to Repurchase	80,149	81,931	60,703	62,434
Subordinated Debentures	10,310	4,061	10,310	7,441
Accrued Interest Payable	1,555	1,555	3,067	3,067

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

Bank Owned Life Insurance: The fair value of life insurance policies are based on cash surrender values at each reporting date as provided by the insurers.

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

Borrowings: The fair value of federal funds purchased and other short-term borrowings is approximated by the book value. The fair value for Federal Home Loan Bank advances is determined using discounted future cash flows.

Subordinated Debentures: Fair values of subordinated debentures were determined based on the current market value of like-kind instruments of a similar maturity and structure.

Limitations: Fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009, and 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above.

15. Fair Value Measurements

The Company follows the “Fair Value Measurement and Disclosures” topic of the FASB ASC, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, The standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. Otherwise, the Company records the impaired loan as nonrecurring Level 3.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the years indicated
		Fair Value Measurements At December 31, 2009, Using
(in thousands)	Fair Value December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$365,549	$-	$365,549	$-
Total Assets Measured at Fair Value On a Recurring Basis	$365,549	$-	$365,549	$-

		Fair Value Measurements At December 31, 2008, Using
(in thousands)	Fair Value December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$291,839	$-	$291,839	$-
Total Assets Measured at Fair Value On a Recurring Basis	$291,839	$-	$291,839	$-

The following tables present information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the years indicated.

		Fair Value Measurements At December 31, 2009, Using
(in thousands)	Fair Value December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans	$1,419	$-	$1,419	$-	$(1,368)
Other Real Estate	8,418	-	8,418	-	(1,034)
Total Assets Measured at Fair Value On a Non-Recurring Basis	$9,837	$-	$9,837	$-	$(2,402)

Impaired loans where an allowance was established were $2.4 million with an allowance for loan losses of $1.0 million. Impaired loans are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses.  Total losses of $1.4 million represent charge-offs and reserve for loan loss related to impaired loans recognized during the year ended December 31, 2009.

ORE was $11.4 million with a valuation allowance of $3.0 million. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income.  Total losses of $1.03 million represent the impairment charged to the Consolidated Statements of Income during the year ended December 31, 2009.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. The Company had standby letters of credit outstanding of $9,173,000 at December 31, 2009, and $7,902,000 at December 31, 2008. Outstanding standby letters of credit have maturity dates ranging from 1 to 17 months with final expiration in May 2011. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Undisbursed loan commitments totaled $315,186,000 and $355,209,000 as of December 31, 2009 and 2008, respectively. Since many of these commitments are expected to expire without fully being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company is obligated under a number of noncancellable operating leases for premises and equipment used for banking purposes. Minimum future rental commitments under noncancellable operating leases as of December 31, 2009, were $459,000, $384,000, $282,000, $278,000, and $289,000 for the years 2010 through 2014 and $311,000 thereafter.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

The Company may be required to maintain average reserves on deposit with the Federal Reserve Bank primarily based on deposits outstanding. There were no reserve requirements during 2009 or 2008.

17. Recent Accounting Developments

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

Measuring Liabilities at Fair Value:  In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The provisions of this update were adopted on October 1, 2009 and they did not have a material impact on the Company’s financial condition or results of operations.

FASB Amends Disclosures about Fair Value of Financial Instruments:  In April 2009, the FASB issued ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.”  ASC 825 requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  ASC 825 is effective for interim and annual financial periods ending after June 15, 2009.  The Company adopted the provisions of ASC 825 on April 1, 2009 and the disclosure is more fully presented in Note 14. Fair Value of Financial Instruments.

FASB Clarifies Other-Than-Temporary Impairment:  In April 2009, the FASB issued ASC 320 (formerly FSP FAS 115-2, FAS124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.   The Company adopted the provisions of ASC 320 on April 1, 2009 and the disclosure is more fully presented in Note 2. Investment Securities. The provisions of ASC 320 did not have an impact on the Company’s financial condition and results of operations.

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

18. Parent Company Financial Information

The following financial information is presented as of December 31, 2009 and December 31, 2008.

Farmers & Merchants Bancorp
Condensed Balance Sheets

(in thousands)	2009	2008
Cash	$341	$57
Investment in Farmers & Merchants Bank of Central California	174,610	166,712
Investment Securities	310	310
Capital Leases	1	1
Other Assets	48	48
Total Assets	$175,310	$167,128

Subordinated Debentures	$10,310	$10,310
Liabilities	273	273
Shareholders' Equity	164,727	156,545
Total Liabilities and Shareholders' Equity	$175,310	$167,128

Farmers & Merchants Bancorp
Condensed Statements of Income

	Year Ended December 31,
(in thousands)	2009	2008	2007
Equity in Undistributed Earnings in Farmers & Merchants Bank of Central California	$8,804	$13,000	$12,224
Dividends from Subsidiary	12,050	10,900	12,430
Interest Income	12	20	79
Other Expenses, Net	(1,463)	(1,935)	(3,459)
Tax Benefit	610	805	1,421
Net Income	$20,013	$22,790	$22,695

Farmers & Merchants Bancorp
Condensed Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2009	2008	2007
Cash Flows from Operating Activities:
Net Income	$20,013	$22,790	$22,695
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Net Earnings from Subsidiary	(8,804)	(13,000)	(12,224)
Net Loss on Sale of Securities	-	216	1,707
Net Decrease (Increase) in Other Assets	-	3,644	(1,402)
Net Increase (Decrease) in Liabilities	-	40	(37)
Net Cash Provided by Operating Activities	11,209	13,690	10,739
Investing Activities:
Securities Purchased	-	-	-
Securities Sold or Matured	-	533	1,544
Change in Capital Leases	-	-	825
Net Cash Provided by Investing Activities	-	533	2,369
Financing Activities:
Stock Repurchased	(2,329)	(5,910)	(5,489)
Cash Dividends	(8,596)	(8,430)	(7,831)
Net Cash Used by Financing Activities	(10,925)	(14,340)	(13,320)
Increase (Decrease) in Cash and Cash Equivalents	284	(117)	(212)
Cash and Cash Equivalents at Beginning of Year	57	174	386
Cash and Cash Equivalents at End of Year	$341	$57	$174

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

20. Quarterly Financial Information (Unaudited)

2009	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$22,928	$22,887	$23,075	$22,424	$91,314
Total Interest Expense	4,889	4,693	3,806	2,943	16,331
Net Interest Income	18,039	18,194	19,269	19,481	74,983
Provision for Loan Losses	870	7,260	2,215	5,075	15,420
Net Interest Income After
Provision for Loan Losses	17,169	10,934	17,054	14,406	59,563
Total Non-Interest Income	4,158	5,089	4,529	4,418	18,194
Total Non-Interest Expense	11,975	11,518	11,677	11,259	46,429
Income Before Income Taxes	9,352	4,505	9,906	7,565	31,328
Provision for Income Taxes	3,418	1,429	3,728	2,740	11,315
Net Income	$5,934	$3,076	$6,178	$4,825	$20,013
Earnings Per Share	$7.55	$3.93	$7.90	$6.19	$25.57

2008	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$23,757	$22,678	$23,310	$23,463	$93,208
Total Interest Expense	7,168	6,033	6,050	5,533	24,784
Net Interest Income	16,589	16,645	17,260	17,930	68,424
Provision for Loan Losses	570	4,035	765	2,628	7,998
Net Interest Income After
Provision for Loan Losses	16,019	12,610	16,495	15,302	60,426
Total Non-Interest Income	2,977	7,850	2,463	2,774	16,064
Total Non-Interest Expense	9,766	10,874	9,295	10,168	40,103
Income Before Income Taxes	9,230	9,586	9,663	7,908	36,387
Provision for Income Taxes	3,466	3,624	3,606	2,901	13,597
Net Income	$5,764	$5,962	$6,057	$5,007	$22,790
Earnings Per Share	$7.21	$7.50	$7.63	$6.35	$28.69

Farmers & Merchants Bancorp stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Based on information from shareholders and from Company stock transfer records, the prices paid in 2009, 2008, and 2007 ranged from $535.00 to $310.00 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company maintains controls and procedures designed to ensure that all relevant information is recorded and reported in all filings of financial reports.  Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2009.

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

Item 9A(T). Controls and Procedures

Not Applicable

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding the Named Executive Officers of the Company and/or Bank:

Name and Position(s)	Age	Principal Occupation during the Past Five Years

Kent A. Steinwert President & Chief Executive Officer of the Company and Bank	57	President & Chief Executive Officer of the Company and Bank.

Richard S. Erichson Executive Vice President & Senior Credit Officer of the Company and Bank	62	Executive Vice President & Senior Credit Officer of the Company and Bank.

Deborah E. Hodkin Executive Vice President & Chief Administrative Officer of the Bank	47	Executive Vice President & Chief Administrative Officer of the Bank.

Stephen W. Haley Executive Vice President & Chief Financial Officer & Secretary of the Company and Bank	56	Executive Vice President & Chief Financial Officer of the Company and Bank.

Kenneth W. Smith Executive Vice President & Head of Business Markets of the Bank	50	Executive Vice President & Head of Business Markets of the Bank.

Also, see “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders which will be filed with the SEC and which is incorporated herein by reference.  During 2009 there were no changes in procedures for the election of directors.

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

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A. The Company does not have any equity compensation plans, which require disclosure under Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

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
Dated: March 10, 2010
Stephen W. Haley
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2010.

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

3.3
Certificate of Designation for the Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement between Farmers & Merchants Bancorp and Registrar and Transfer Company, dated as of August 5, 2008, filed as Exhibit 4.1 below), filed on the Registrant’s Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.

4.1
Rights Agreement between Farmers & Merchants Bancorp and Registrar and Transfer Company, dated as of August 5, 2008, including Form of Right Certificate attached thereto as Exhibit B, filed on the Registrant’s Form 10-Q for the quarter ended June 30, 2008,  is incorporated herein by reference.

10.1
Amended and Restated Employment Agreement dated April 1, 2009, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed on Registrant’s Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

10.3
Amended and Restated Employment Agreement dated April 1, 2009, between Farmers & Merchants Bank of Central California and Deborah E. Hodkin, filed on Registrant’s Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

10.4
Amended and Restated Employment Agreement dated April 1, 2009, between Farmers & Merchants Bank of Central California and Kenneth W. Smith, filed on Registrant’s Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

10.5
Amended and Restated Employment Agreement dated April 1, 2009, between Farmers & Merchants Bank of Central California and Richard S. Erichson, filed on Registrant’s Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

10.6
Amended and Restated Employment Agreement dated April 1, 2009, between Farmers & Merchants Bank of Central California and Stephen W. Haley, filed on Registrant’s Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

10.15	Executive Retirement Plan – Performance Component (amending and renaming the 2005 Deferred Bonus Plan of Farmers & Merchants Bank of Central California), as amended on March 10, 2010.
10.16	Executive Retirement Plan – Retention Component (amending and renaming the Executive Retention Plan of Farmers & Merchants Bank of Central California), as amended on March 10, 2010.
10.17	Executive Retirement Plan – Salary Component (amending and renaming the Indexed Retirement Plan of Farmers & Merchants Bank of Central California), as amended on March 10, 2010.
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