Form 10-Q
period 2010-03-31
FARMERS & MERCHANTS BANCORP
filed 2010-05-06
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Number of shares of common stock of the registrant:  Par value $0.01, authorized 20,000,000 shares; issued and outstanding 780,944 as of April 30, 2010.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

___________________________

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets (Unaudited)
(in thousands)
	March 31,	December 31,	March 31,
Assets	2010	2009	2009
Cash and Cash Equivalents:
Cash and Due From Banks	$29,575	$32,660	$37,289
Federal Funds Sold and Securities Purchased Under Agreements to Resell	63,937	1,972	112,023
Total Cash and Cash Equivalents	93,512	34,632	149,312

Investment Securities:
Available-for-Sale	327,855	365,549	262,308
Held-to-Maturity	69,218	69,617	70,953
Total Investment Securities	397,073	435,166	333,261

Loans	1,165,998	1,212,718	1,168,738
Less: Allowance for Loan Losses	33,192	29,813	20,500
Loans, Net	1,132,806	1,182,905	1,148,238
Premises and Equipment, Net	24,697	24,887	22,406
Bank Owned Life Insurance	44,209	43,759	42,418
Interest Receivable and Other Assets	59,596	59,665	36,175
Total Assets	$1,751,893	$1,781,014	$1,731,810

Liabilities
Deposits:
Demand	$289,012	$324,073	$267,936
Interest Bearing Transaction	170,555	180,570	143,688
Savings	452,607	414,285	370,470
Time	573,880	579,196	694,287
Total Deposits	1,486,054	1,498,124	1,476,381

Securities Sold Under Agreements to Repurchase	60,000	60,000	60,000
Federal Home Loan Bank Advances	635	20,149	690
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	25,408	27,704	22,946
Total Liabilities	1,582,407	1,616,287	1,570,327

Shareholders' Equity
Common Stock	8	8	8
Additional Paid-In Capital	76,198	76,198	76,839
Retained Earnings	89,817	83,767	78,284
Accumulated Other Comprehensive Income	3,463	4,754	6,352
Total Shareholders' Equity	169,486	164,727	161,483
Total Liabilities and Shareholders' Equity	$1,751,893	$1,781,014	$1,731,810
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months
	Ended March 31,
	2010	2009
Interest Income
Interest and Fees on Loans	$18,081	$18,661
Interest on Federal Funds Sold and Securities Purchased
Under Agreements to Resell	20	33
Interest on Investment Securities:
Taxable	2,661	3,491
Exempt from Federal Tax	712	743
Total Interest Income	21,474	22,928
Interest Expense
Deposits	1,976	4,231
Borrowed Funds	539	539
Subordinated Debentures	80	119
Total Interest Expense	2,595	4,889

Net Interest Income	18,879	18,039
Provision for Loan Losses	4,115	870
Net Interest Income After Provision for Loan Losses	14,764	17,169

Non-Interest Income
Service Charges on Deposit Accounts	1,596	1,612
Net Gain (Loss) on Investment Securities	2,846	1,020
Increase in Cash Surrender Value of Life Insurance	450	453
Debit Card and ATM Fees	599	504
Net Gain (Loss) on Deferred Compensation Investments	195	(51)
Other	557	620
Total Non-Interest Income	6,243	4,158

Non-Interest Expense
Salaries and Employee Benefits	7,274	7,304
Net Gain (Loss) on Deferred Compensation Investments	195	(51)
Occupancy	640	709
Equipment	601	699
ORE Holding Costs	404	505
FDIC Insurance	801	1,126
Other	1,438	1,683
Total Non-Interest Expense	11,353	11,975

Income Before Income Taxes	9,654	9,352
Provision for Income Taxes	3,604	3,418
Net Income	$6,050	$5,934
Earnings Per Share	$7.75	$7.55
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months
	Ended March 31,
	2010	2009
Net Income	$6,050	$5,934

Other Comprehensive Income -

Unrealized Gains on Securities:
Unrealized holding gains arising during the period, net of income tax benefits of $259 and $931 for the quarters ended March 31, 2010 and 2009, respectively.	358	1,283

Less: Reclassification adjustment for realized gains included in net income, net of related income tax effects of $(1,197) and $(429) for the quarters ended March 31, 2010 and 2009, respectively.	(1,649)	(591)

Total Other Comprehensive Income	(1,291)	692

Comprehensive Income	$4,759	$6,626
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income	Equity
Balance, December 31, 2008	786,960	$8	$78,527	$72,350	$5,660	$156,545
Net Income		-	-	5,934	-	5,934
Repurchase of Stock	(4,395)	-	(1,688)	-	-	(1,688)
Change in Net Unrealized Gains on Securities Available-for-Sale		-	-	-	692	692
Balance, March 31, 2009	782,565	$8	$76,839	$78,284	$6,352	$161,483

Balance, December 31, 2009	780,944	$8	$76,198	$83,767	$4,754	$164,727
Net Income		-	-	6,050	-	6,050
Repurchase of Stock		-	-	-	-	-
Change in Net Unrealized Gains on Securities Available-for-Sale		-	-	-	(1,291)	(1,291)
Balance, March 31, 2010	780,944	$8	$76,198	$89,817	$3,463	$169,486
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,	March 31,
(in thousands)	2010	2009
Operating Activities:
Net Income	$6,050	$5,934
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Loan Losses	4,115	870
Depreciation and Amortization	478	467
Net Accretion of Investment Security Premiums & Discounts	(144)	(900)
Net Gain on Investment Securities	(2,846)	(1,020)
Net Gain on Sale of Property & Equipment	(19)	(13)
Net Change in Operating Assets & Liabilities:
Net Decrease in Interest Receivable and Other Assets	557	1,856
Net Decrease in Interest Payable and Other Liabilities	(2,296)	(1,232)
Net Cash Provided by Operating Activities	5,895	5,962

Investing Activities:
Securities Available-for-Sale:
Purchased	(55,000)	-
Sold, Matured or Called	93,457	32,651
Securities Held-to-Maturity:
Purchased	-	(20)
Matured or Called	397	952
Net Loans Originated or Acquired	45,954	8,138
Principal Collected on Loans Previously Charged Off	30	84
Net Additions to Premises and Equipment	(290)	(1,220)
Proceeds from Disposition of Property & Equipment	21	13
Net Cash Provided by Investing Activities	84,569	40,598

Financing Activities:
Net Decrease in Demand, Interest-Bearing Transaction, and Savings Accounts	(6,754)	(37,158)
Net (Decrease) Increase in Time Deposits	(5,316)	80,837
Net Decrease in Federal Home Loan Bank Advances	(19,514)	(13)
Stock Repurchases	-	(1,688)
Net Cash Provided by Financing Activities	(31,584)	41,978

Increase in Cash and Cash Equivalents	58,880	88,538

Cash and Cash Equivalents at Beginning of Period	34,632	60,774
Cash and Cash Equivalents at End of Period	$93,512	$149,312
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

The accompanying unaudited consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank’s wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant inter-company transactions have been eliminated in consolidation.

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

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

	Amortized	Gross Unrealized		Fair/Book
March 31, 2010 (in thousands)	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$162,375	$313	$162	$162,526
Obligations of States and Political Subdivisions	7,324	-	-	7,324
Mortgage Backed Securities	146,491	5,825	-	152,316
FHLB Stock	5,379	-	-	5,379
Other	310	-	-	310
Total	$321,879	$6,138	$162	$327,855

	Amortized	Gross Unrealized		Fair/Book
December 31, 2009 (in thousands)	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$135,958	$277	$67	$136,168
Obligations of States and Political Subdivisions	8,362	3	-	8,365
Mortgage Backed Securities	207,335	8,142	150	215,327
FHLB Stock	5,379	-	-	5,379
Other	310	-	-	310
Total	$357,344	$8,422	$217	$365,549

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows:

	Book	Gross Unrealized		Fair
March 31, 2010 (in thousands)	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$64,016	$1,769	$1,068	$64,717
Mortgage Backed Securities	3,213	84	-	3,297
Other	1,989	-	-	1,989
Total	$69,218	$1,853	$1,068	$70,003

	Book	Gross Unrealized		Fair
December 31, 2009 (in thousands)	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$64,044	$1,437	$109	$65,372
Mortgage Backed Securities	3,583	65	-	3,648
Other	1,990	-	-	1,990
Total	$69,617	$1,502	$109	$71,010

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The remaining principal maturities of debt securities as of March 31, 2010 are shown in the following tables. Mortgage-Backed Securities are presented based on expected maturities. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After 1	After 5		Total
Securities Available-for-Sale	Within	but	but	Over	Fair
March 31, 2010 (in thousands)	1 Year	Within 5	Within 10	10 years	Value
Securities of U.S. Government Agencies	$-	$157,425	$5,101	$-	$162,526
Obligations of States and Political Subdivisions	-	-	-	7,324	7,324
Mortgage Backed Securities	-	-	19,066	133,250	152,316
Other	5,689	-	-	-	5,689
Total	$5,689	$157,425	$24,167	$140,574	$327,855

		After 1	After 5		Total
Securities Held-to-Maturity	Within	but	but	Over	Book
March 31, 2010 (in thousands)	1 Year	Within 5	Within 10	10 years	Value
Obligations of States and Political Subdivisions	$371	$6,314	$43,622	$13,709	$64,016
Mortgage Backed Securities	-	3,213	-	-	3,213
Other	-	-	9	1,980	1,989
Total	$371	$9,527	$43,631	$15,689	$69,218

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated.

	Less Than 12 Months		12 Months or More		Total
March 31, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
Securities of U.S. Government Agencies	$60,515	$162	$-	$-	$60,515	$162
Obligations of States and Political Subdivisions	2,007	1,068	-	-	2,007	1,068
Total	$62,522	$1,230	$-	$-	$62,522	$1,230

	Less Than 12 Months		12 Months or More		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Loss	Value	Loss	Value	Loss
Securities of U.S. Government Agencies	$39,926	$67	$-	$-	$39,926	$67
Obligations of States and Political Subdivisions	4,681	109	-	-	4,681	109
Mortgage Backed Securities	16,158	150	-	-	16,158	150
Total	$60,765	$326	$-	$-	$60,765	$326

As of March 31, 2010, the Company held 182 investment securities of which 18 were in a loss position for less than twelve months. No securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

As of March 31, 2010, securities carried at $289.0 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2009, was $282.8 million.

Securities of U.S. Government Agencies and Obligations of States and Political Subdivisions
The unrealized losses on the Company's investments in securities of U.S. government agencies and obligations of states and political subdivisions were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Mortgage Backed Securities
The unrealized losses on the Company's investment in mortgage backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

3. Fair Value Measurement

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

The following table summarizes the book value and estimated fair value of financial instruments as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value
ASSETS:
Cash and Cash Equivalents	$93,512	$93,512	$34,632	$34,632
Investment Securities Held-to-Maturity	69,218	70,003	69,617	71,010
Investment Securities Available-for-Sale	327,855	327,855	365,549	365,549
Loans, Net of Deferred Loan Origination Fees	1,132,806	1,152,433	1,212,718	1,229,849
Bank Owned Life Insurance	44,209	44,209	43,759	43,759
Accrued Interest Receivable	7,265	7,265	7,216	7,216
LIABILITIES:
Deposits:
Non-Interest Bearing	289,012	289,012	324,073	324,073
Interest-Bearing	1,197,042	1,198,539	1,174,051	1,175,619
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,635	64,350	80,149	81,931
Subordinated Debentures	10,310	4,157	10,310	4,061
Accrued Interest Payable	1,358	1,358	1,555	1,555

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

Loans: For variable-rate loans that reprice frequently, fair values are based on carrying values. The fair values for fixed-rate loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

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

Fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. Otherwise, the Company records the impaired loan as nonrecurring Level 3.

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

		Fair Value Measurements At March 31, 2010, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$327,855	$-	$327,855	$-
Total Assets Measured at Fair Value On a Recurring Basis	$327,855	$-	$327,855	$-

		Fair Value Measurements At December 31, 2009, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$365,549	$-	$365,549	$-
Total Assets Measured at Fair Value On a Recurring Basis	$365,549	$-	$365,549	$-

The following tables present information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the years indicated.

		Fair Value Measurements At March 31, 2010, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans	$990	$-	$990	$-	$(958)
Other Real Estate	8,984	-	8,984	-	(350)
Total Assets Measured at Fair Value On a Non-Recurring Basis	$9,974	$-	$9,974	$-	$(1,308)

Impaired loans where an allowance was established were $2.0 million with an allowance for loan losses of $1.0 million. Impaired loans are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses. Total losses of $958,000 represent charge-offs and reserve for loan loss related to impaired loans recognized during the quarter ended March 31, 2010.

ORE was $12.3 million with a valuation allowance of $3.3 million. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income. Total losses of $350,000 represent the impairment charged to the Consolidated Statements of Income during the quarter ended March 31, 2010.

		Fair Value Measurements At December 31, 2009, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans	$1,419	$-	$1,419	$-	$(1,368)
Other Real Estate	8,418	-	8,418	-	(1,034)
Total Assets Measured at Fair Value On a Non-Recurring Basis	$9,837	$-	$9,837	$-	$(2,402)

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

4. Dividends and Earnings Per Share

Farmers & Merchants Bancorp common stock is not traded on any exchange.  The shares are primarily held by local residents and are not actively traded.  No cash dividends were declared during the first quarter of 2010 or 2009.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the earnings per share for the three months ended March 31, 2009 and 2008.

(net income in thousands)	2010	2009
Net Income	$6,050	$5,934
Average Number of Common Shares Outstanding	780,944	785,655
Per Share Amount	$7.75	$7.55

5. Recent Accounting Developments

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 3. Fair Value Measurement. These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impacted on the Company’s financial position, results of operations, cash flows, or disclosures.  Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

In June 2009, the FASB issued ASC Topic 860 (previously SFAS No. 166), Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140.  This standard amends the derecognition accounting and disclosure guidance included in previously issued standards.  This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810.  This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new conditions for reporting the transfer of a portion of a financial asset as a sale.  This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management does not expect the adoption of this standard will have a material impact on the Company's financial position, results of operations or disclosures.

In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets, which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 166.  This update reflects the Board's response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee's ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized.  This update is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  Early adoption is prohibited. Management does not expect the adoption of this standard will have a material impact on the Company's financial position, results of operations or disclosures.

In June 2009, the FASB issued ASC Topic 810 (previously SFAS No. 167), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This standard amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of ASC Topic 810, as well as qualifying special-purpose entities that are currently excluded from the scope of ASC Topic 810. This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management does not expect the adoption of this standard will have a material impact on the Company's financial position, results of operations or disclosures.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2010.  This analysis should be read in conjunction with our 2009 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include the following: (i) the current economic downturn and turmoil in financial markets and the response of federal and state regulators thereto; (ii) the effect of changing regional and national economic conditions including the housing market in the Central Valley of California; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of lending and investment activities; (v) changes in federal and state banking laws or regulations; (vi) competitive pressure in the banking industry; (vii) changes in governmental fiscal or monetary policies; (viii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (ix) other factors discussed in Item 1A. Risk Factors located in the Company’s 2009 Annual Report on Form 10-K.

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

For the three months ended March 31, 2010, Farmers & Merchants Bancorp reported net income of $6.1 million, earnings per share of $7.75 and return on average assets of 1.38%.  Return on average shareholders’ equity was 14.51% for the three months ended March 31, 2010.

For the three months ended March 31, 2009, Farmers & Merchants Bancorp reported net income of $5.9 million, earnings per share of $7.55 and return on average assets of 1.42%.  Return on average shareholders’ equity was 15.03% for the three months ended March 31, 2009.

Factors resulting in the Company’s improved earnings performance in the first quarter of 2010 as compared to the same period last year were: (1) an $840,000 increase in net interest income due to a 4.9% increase in average earning assets; (2) a $1.8 million increase in gain on sale of investment securities; and (3) a $622,000 decrease in non-interest expense. These three positive factors were partially offset by: (4) a $3.2 million increase in loan loss provisions.

The following is a summary of the financial results for the three-month period ended March 31, 2010 compared to March 31, 2009.

•	Net income increased 2.0% to $6.1 million from $5.9 million.

•	Earnings per share increased 2.6% to $7.75 from $7.55.

•	Total assets increased 1.2% to $1.8 billion.

•	Total loans decreased 0.2% to $1.2 billion.

•	Total deposits increased 0.7% to $1.5 billion.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ended March 31, 2010 and 2009.

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

The Company’s earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change.  In order to minimize income fluctuations, the Company attempts to match asset and liability maturities.  However, some maturity mismatch is inherent in the asset and liability mix. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk.”

Net interest income increased 4.7% to $18.9 million during the first quarter of 2010 compared to $18.0 million for the first quarter of 2009. On a fully tax equivalent basis, net interest income increased 4.5% and totaled $19.2 million at March 31, 2010, compared to $18.4 million at March 31, 2009. As more fully discussed below, the increase in net interest income was primarily due to a 4.9% increase in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended March 31, 2010, the Company’s net interest margin was 4.80% compared to 4.82% for the quarter ended March 31, 2009.  Over the past year, to protect against anticipated increases in market interest rates, the Company has reduced the weighted average maturity of its investment portfolio by selling mortgage-backed securities and reinvesting in lower yielding, shorter term U.S. agency securities. As a result, this increase in lower yielding assets has placed pressure on the Company’s current net interest margin but reduces the Company’s exposure to a rising interest rate environment.  See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy for the first quarter of 2010. Additionally, competitive trends in the pricing of both loans and deposits have placed, and may continue to place, pressure on the Company’s net interest margin.

Loans, generally the Company’s highest earning assets, decreased $15.4 million as of March 31, 2010, compared to March 31, 2009. See “Financial Condition – Loans” for further discussion of this decrease. On an average balance basis, loans increased by $20.2 million for the quarter ended March 31, 2010. Loans decreased from 75.0% of average earning assets at March 31, 2009 to 72.7% at March 31, 2010. As a result of decreases in market interest rates from September 2007 through December 2008, and the continuing low rate environment since then,  the year-to-date yield on the Company’s loan portfolio declined to 6.20% for the quarter ended March 31, 2010, compared to 6.51% for the quarter ended March 31, 2009. Even with the increase in loan balances, the decrease in yield resulted in interest revenue from loans decreasing 3.1% to $18.1 million for quarter ended March 31, 2010. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans, the yield earned on investments is generally less than that of loans.  Average investment securities totaled $403.6 million for the quarter ended March 31, 2010, an increase of $68.8 million compared to the average balance for the quarter ended March 31, 2009. Interest income on securities decreased $866,000 to $3.7 million for the quarter ended March 31, 2010, compared to $4.6 million for the quarter ended March 31, 2009. The average investment portfolio yield, on a tax equivalent (TE) basis, was 3.7% for the quarter ended March 31, 2010, compared to 5.5% for the quarter ended March 31, 2009. This decrease in yield was primarily due to the sale of higher yielding mortgage-backed securities and the Company’s decision to shorten the maturities of new investment purchases to protect against future increases in market interest rates.  See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2010.  Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Three Months Ended March 31,			Three Months Ended March 31,
		2010			2009
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$39,374	$20	0.21%	$52,288	$33	0.26%
Investment Securities Available-for-Sale
U.S. Agencies	141,639	579	0.00%	-	-	0.00%
Municipals - Non-Taxable	7,686	145	7.56%	10,210	190	7.45%
Mortgage Backed Securities	181,451	2,030	4.48%	249,499	3,427	5.49%
Other	3,418	6	0.70%	3,557	4	0.45%
Total Investment Securities Available-for-Sale	334,194	2,760	3.30%	263,266	3,621	5.50%

Investment Securities Held-to-Maturity
Municipals - Non-Taxable	64,030	932	5.82%	64,588	921	5.71%
Mortgage Backed Securities	3,412	32	3.75%	4,963	48	3.87%
Other	1,990	13	2.61%	1,991	13	2.61%
Total Investment Securities Held-to-Maturity	69,432	977	5.63%	71,542	982	5.49%

Loans
Real Estate	721,440	11,371	6.39%	676,045	11,242	6.74%
Home Equity Line and Loans	65,169	949	5.91%	66,473	1,006	6.14%
Agricultural	199,215	2,986	6.08%	201,587	3,108	6.25%
Commercial	185,988	2,624	5.72%	205,603	3,104	6.12%
Consumer	9,335	148	6.43%	11,193	197	7.14%
Municipal	1,030	3	1.18%	1,050	4	1.54%
Total Loans	1,182,177	18,081	6.20%	1,161,951	18,661	6.51%
Total Earning Assets	1,625,177	$21,839	5.45%	1,549,047	$23,298	6.10%

Unrealized Gain (Loss) on Securities Available-for-Sale	8,022			9,464
Allowance for Loan Losses	(31,188)			(20,661)
Cash and Due From Banks	28,928			33,376
All Other Assets	128,064			105,148
Total Assets	$1,759,003			$1,676,374

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$177,518	$72	0.16%	$140,585	$49	0.14%
Savings	442,779	561	0.51%	365,794	756	0.84%
Time Deposits	580,143	1,343	0.94%	647,980	3,425	2.14%
Total Interest Bearing Deposits	1,200,440	1,976	0.67%	1,154,359	4,230	1.49%
Securities Sold Under Agreement to Repurchase	60,000	530	3.58%	60,000	530	3.58%
Other Borrowed Funds	1,681	9	2.17%	699	10	5.80%
Subordinated Debentures	10,310	80	3.15%	10,310	119	4.68%
Total Interest Bearing Liabilities	1,272,431	$2,595	0.83%	1,225,368	$4,889	1.62%
Interest Rate Spread			4.62%			4.48%
Demand Deposits (Non-Interest Bearing)	291,383			270,343
All Other Liabilities	28,364			22,693
Total Liabilities	1,592,178			1,518,404

Shareholders' Equity	166,825			157,970
Total Liabilities & Shareholders' Equity	$1,759,003			$1,676,374
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.18%			0.34%
Net Interest Income and Margin on Total Earning Assets		19,244	4.80%		18,409	4.82%
Tax Equivalent Adjustment		(365)			(370)
Net Interest Income		$18,879	4.71%		$18,039	4.72%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $246,000 and $415,000 for the quarters ended March 31, 2010 and 2009, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)	Three Months Ended
	Mar. 31, 2010 compared to Mar. 31, 2009
Interest Earning Assets	Volume	Rate	Net Chg.
Federal Funds Sold	$(7)	$(6)	$(13)
Investment Securities Available-for-Sale
U.S. Agencies	579	-	579
Municipals - Non-Taxable	(48)	3	(45)
Mortgage Backed Securities	(832)	(566)	(1,397)
Other	-	2	2
Total Investment Securities Available-for-Sale	(301)	(561)	(861)

Investment Securities Held-to-Maturity
Municipals - Non-Taxable	(8)	19	11
Mortgage Backed Securities	(15)	(1)	(16)
Total Investment Securities Held-to-Maturity	(23)	18	(5)

Loans
Real Estate	742	(613)	129
Home Equity	(19)	(38)	(57)
Agricultural	(36)	(86)	(122)
Commercial	(284)	(195)	(480)
Consumer	(31)	(19)	(49)
Other	-	(1)	(1)
Total Loans	372	(951)	(580)
Total Earning Assets	41	(1,499)	(1,459)

Interest Bearing Liabilities
Interest Bearing Deposits
Transaction	14	9	23
Savings	140	(336)	(195)
Time Deposits	(327)	(1,755)	(2,082)
Total Interest Bearing Deposits	(172)	(2,081)	(2,254)
Other Borrowed Funds	8	(9)	(1)
Subordinated Debentures	-	(39)	(39)
Total Interest Bearing Liabilities	(164)	(2,129)	(2,294)
Total Change	$205	$630	$835
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Overnight investments in Federal Funds Sold are an additional earning asset available to the Company.  Historically, in order to earn interest on excess cash balances banks had to “sell” these balances (called “Federal Funds Sold”) on an overnight basis to other banks.   However, in late 2008 the FRB began paying interest on the deposits that banks maintained in their FRB accounts (which are also classified as Federal Funds Sold on the Company’s balances sheet) providing an essentially risk-free alternative for earning interest on overnight cash balances. These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008. Average Federal Funds Sold (which includes interest earning balances at the FRB) for the quarter ended March 31, 2010, was $39.4 million, a decrease of $12.9 million compared to the average balance for the quarter ended March 31, 2009.  Interest income on Federal Funds Sold for the quarter ended March 31, 2010, decreased $13,000 to $20,000 compared to the quarter ended March 31, 2009.

Average interest-bearing sources of funds increased $47.1 million or 3.8% during the first quarter of 2010. Of that increase: (1) interest-bearing deposits increased $46.1 million; (2) securities sold under agreement to repurchase remained unchanged (see “Financial Condition - Securities Sold Under Agreement to Repurchase”); (3) Federal Home Loan Bank (“FHLB”) Advances increased $1.0 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (4) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

During the first quarter of 2010, the Company was able to grow average interest bearing deposits by $46.1 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $2.0 million for the first quarter of 2010 as compared to $4.2 million for the first quarter of 2009. The average rate paid on interest-bearing deposits was 0.67% for the first quarter of 2010 compared to 1.49% for the first quarter of 2009. In September 2007 the FRB began lowering short-term market interest rates and has continued to keep these rates very low. Since most of the Company’s interest bearing deposits are priced off of short-term market rates, the Company is benefiting from the impact of these lower market rates. The Company anticipates that this decline in deposit rates will continue in the second quarter of 2010 but at a slower pace.

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

The Company has established credit management policies and procedures that govern both the approval of new loans and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans to one borrower, and by restricting loans made primarily to its principal market area where management believes it is best able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” in the Company’s 2009 Annual Report on Form 10-K. Management reports regularly to the Board of Directors regarding trends and conditions in the loan portfolio and regularly conducts credit reviews of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight.

Changes in the provision for loan losses between periods are the result of management’s evaluation, based upon information currently available, of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses, and the prevailing economic climate and its effect on borrowers’ ability to repay loans in accordance with the terms of the notes. The Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down over 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels are well above 10% in many areas. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of March 31, 2010, compare very favorably to our peers at the present time, we believe that it is prudent to be prepared for the possibility that any significant recovery in our local markets will not occur until the second half of 2010 or later and this may result in additional borrower stress in the coming quarters. Accordingly, during the second quarter of 2009, management and the Board of Directors began significantly increasing the Company’s loan loss allowance and, as of March 31, 2010, the balance was $33.2 million or 2.85% of total loans. This represents a $12.7 million or 61.9% increase over March 31, 2009. The majority of the increase in the allowance has been allocated to Commercial Real Estate Loans. See the Allowance Allocation table located in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2009 Annual Report on Form 10-K.

The provision for loan losses totaled $4.1 million for the first quarter of 2010 compared to $870,000 for the first quarter of 2009. Net charge-offs during the first quarter of 2010 were $736,000 compared to $404,000 in the first quarter of 2009. Net charge-offs represented 0.06% of average loans at March 31, 2010, a level that, in management’s opinion, compares very favorably to the Company’s peers at the present time. See “Overview – Looking Forward: 2010 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2009 Annual Report on Form 10-K.

As of March 31, 2010, the allowance for loan losses was $33.2 million, which represented 2.85% of the total loan balance. At March 31, 2009, the allowance for loan losses was $20.5 million or 1.75% of the total loan balance. After reviewing all factors above, based upon information currently available, management concluded that the allowance for loan losses as of March 31, 2010, was adequate.

	Three Months Ended
	March 31,
Allowance for Loan Losses (in thousands)	2010	2009
Balance at Beginning of Period	$29,813	$20,034
Provision Charged to Expense	4,115	870
Recoveries of Loans Previously Charged Off	30	83
Loans Charged Off	(766)	(487)
Balance at End of Period	$33,192	$20,500

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plans; and (6) fees from other miscellaneous business services.

Overall, non-interest income increased $2.1 million or 50.1% for the three months ended March 31, 2010, compared to the same period of 2009. This increase was primarily comprised of: (1) a $2.8 million gain on investment securities for the first quarter of 2010 compared to a gain of $1.0 million for the first quarter of 2009; and (2) net gains of $195,000 on deferred compensation investments during the first quarter of 2010 as compared to net losses of $51,000 during the first quarter of 2009.

The Company allows executives who participate in non-qualified deferred compensation plans to self direct the investment of their vested balances.  See “Note 13 of the Notes to Consolidated Financial Statements” in the Company’s 2009 Annual Report on Form 10-K. Market value gains/losses on these plan balances fluctuate depending on the type of investments held and market trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Non-Interest Expense
Non-interest expense for the Company includes expenses for: (1) salaries and employee benefits; (2) occupancy; (3) equipment; (4) supplies; (5) legal fees; (6) professional services; (7) data processing; (8) marketing; (9) deposit insurance; and (10) other miscellaneous expenses.

Overall, non-interest expense decreased $622,000 or 5.2% for the three months ended March 31, 2010, compared to the same period in 2009. This decrease was primarily comprised of: (1) a $325,000 decrease in FDIC insurance costs since the FDIC has not yet levied any “special assessments” in 2010. See “Item 1. Business – Supervision and Regulation – Deposit Insurance” in the Company’s 2009 Annual Report on Form 10-K for further discussion; (2) a decrease in ORE holding costs in the amount of $101,000; and (3) a $245,000 decrease in various other non-interest expense categories. These decreases were partially offset by net gains of $195,000 on deferred compensation investments during the first quarter of 2010 as compared to net losses of $51,000 during the first quarter of 2009.

The Company allows executives who participate in non-qualified deferred compensation plans to self-direct the investment of their vested balances. See “Note 13 of the Notes to Consolidated Financial Statements” in the Company’s 2009 Annual Report on Form 10-K. Market value gains/losses on these plan balances fluctuate depending on the type of investments held and market trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

Income Taxes
The provision for income taxes increased 5.4% to $3.6 million for the first quarter of 2010 compared to the first quarter of 2009. The effective tax rate for the first quarter of 2010 was 37.3% compared to 36.5% for the first quarter of 2009. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance; California enterprise zone interest income exclusion; and tax-exempt interest income on municipal securities and loans.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at March 31, 2010, as compared to December 31, 2009 and to March 31, 2009. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

Investment Securities
The investment portfolio provides the Company with an income alternative to loans. The debt securities in the Company’s investment portfolio have historically been comprised primarily of Mortgage-backed securities issued by federal government-sponsored entities, U.S. Government Agencies and high grade bank-qualified municipals.

The Company’s investment portfolio at March 31, 2010 was $397.1 million compared to $435.2 million at the end of 2009, a decrease of $38.1 million or 8.8%. At March 31, 2009, the investment portfolio totaled $333.3 million. Since the beginning of 2009 the Company has generated a significant amount of excess liquidity because interest rates have been low and perceived market risks high, causing customers to move funds from the stock market and other investment vehicles to FDIC insured bank deposits. The mix of the investment portfolio has changed over the past year. To protect against anticipated increases in market interest rates, the Company has reduced the weighted average maturity on its investment portfolio by selling mortgage-backed securities and reinvesting in lower yielding, shorter term U.S. agency securities.

The Company's total investment portfolio currently represents 22.6% of the Company’s total assets as compared to 24.4% at December 31, 2009 and 19.2% at March 31, 2009.

Not included in the investment portfolio are overnight investments in Federal Funds Sold. In late 2008, the FRB began paying interest on the deposits that banks maintained in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest.  Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during the first quarter of 2010. Average Federal Funds Sold (including interest earning balances at the FRB) for the quarter ended March 31, 2010, was $39.4 million compared to $52.3 million for the quarter ended March 31, 2009.

The Company classifies its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of March 31, 2010, December 31, 2009 and March 31, 2009 there were no securities in the trading portfolio. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Loans
The Company's loan portfolio at March 31, 2010 decreased $2.7 million or 0.2% from March 31, 2009, largely a reflection of the continuing slowdown in the overall economy which affected commercial and commercial real estate loan balances.

Loans at March 31, 2010 decreased $46.7 million or 3.9% from December 31, 2009, primarily as a result of the normal seasonal paydowns of loans made to the Company’s dairy customers in the fourth quarter of 2009 and the continuing slow down in the overall economy.

On an average balance basis, loans have increased $20.2 million or 1.7% since the first quarter of 2009. The following table sets forth the distribution of the loan portfolio by type and percent as of the periods indicated.

Loan Portfolio	March 31, 2010		December 31, 2009		March 31, 2009
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$289,799	24.8%	$290,473	23.9%	$272,749	23.3%
Agricultural Real Estate	255,137	21.8%	260,000	21.4%	228,512	19.5%
Real Estate Construction	70,586	6.0%	71,647	5.9%	80,697	6.9%
Residential 1st Mortgages	104,930	9.0%	105,850	8.7%	104,412	8.9%
Home Equity Lines and Loans	64,583	5.5%	65,541	5.4%	64,776	5.5%
Agricultural	207,043	17.7%	217,989	17.9%	205,564	17.6%
Commercial	166,253	14.2%	191,949	15.8%	201,946	17.2%
Consumer	9,763	0.8%	11,400	0.9%	12,087	1.0%
Total Loans	1,168,094	100.0%	1,214,849	100.0%	1,170,743	100.0%
Less:
Unearned Income	2,096		2,131		2,005
Allowance for Loan Losses	33,192		29,813		20,500
Net Loans	$1,132,806		$1,182,905		$1,148,238

Classified Loans and Non-Performing Assets
All loans are assigned a credit risk grade using grading standards developed by bank regulatory agencies. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans and review the credit risk grades the Company places on loans. Loans that are judged to exhibit a higher risk profile are referred to as “classified loans”, and these loans receive increased management attention. As of March 31, 2010, classified loans totaled $58.8 million. As of March 31, 2010, classified loans included multiple loans to one borrower totaling $31.9 million, all of which are current in their payments.

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

The following table sets forth the amount of the Company's non-performing loans and ORE as of the dates indicated.

Non-Performing Assets
(in thousands)	March 31, 2010	Dec. 31, 2009	March 31, 2009
Non-Performing Loans	$5,632	$9,209	$2,981
Other Real Estate	8,984	8,418	4,990
Total	$14,616	$17,627	$7,971

Non-Performing Loans as a % of Total Loans	0.48%	0.76%	0.25%
Allowance for Loan Losses as a % of Non-Performing Loans	589.3%	323.7%	687.7%

Although management believes that non-performing loans are generally well-secured and that potential losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $1.1 million , $1.0 million, and $1.0 million have been established for non-performing loans at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

Foregone interest income on non-accrual loans which would have been recognized during the period, if all such loans had been current in accordance with their original terms, totaled $181,000 at March 31, 2010, $618,000 at December 31, 2009, and $286,000 at March 31, 2009.

The Company reported $9.0 million of ORE at March 31, 2010, $8.4 million at December 31, 2009, and $5.0 million at March 31, 2009. The March 31, 2010, carrying value of $9.0 million is net of a $3.3 million reserve for ORE valuation adjustments. The December 31, 2009, carrying value of $8.4 million is net of a $3.0 million reserve for ORE valuation adjustments and the March 31, 2009, carrying value of $5.0 million is net of a $2.5 million reserve for ORE valuation adjustments.

Except for those classified and non-performing loans discussed above, the Company’s management is not aware of any loans as of March 31, 2010, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. However, the Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down over 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels are well above 10% in many areas. As a result of this combination of: (1) real estate values having declined significantly over the past 27 months; and (2) continuing deterioration in general economic conditions leading to increased unemployment and business failures; borrowers who up until this time have been able to keep current in their payments may experience continuing deterioration in their overall financial condition, significantly increasing the potential of default. See “Part I, Item 1A. Risk Factors” in the Company’s 2009 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base.  The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at March 31, 2010 have increased $9.7 million or 0.7% compared to March 31, 2009. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted deposit growth since March 31, 2009: (1) interest rates were low and perceived market risks high, causing customers to move funds from the stock market and other investment vehicles to bank deposits; (2) the Federal government’s decision to increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor (unlimited for non-interest bearing transaction accounts); and (3) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that the impact of the first two factors may mitigate during 2010, particularly if funds move back into the stock market. This could impact future deposit growth.

Although total deposits have increased a modest 0.7% since March 31, 2009, the Company’s focus has been on increasing low cost transaction and savings accounts which have grown at a much faster pace:

•	Demand and Interest-Bearing transaction accounts increased $47.9 million or 11.6% since March 31, 2009.

•	Savings accounts have increased $82.0 million or 22.2% since March 31, 2009.

•
Time deposit accounts have decreased $120.4 million or 17.3% since March 31, 2009. This decline was the result of an explicit pricing strategy adopted by the Company beginning in the second quarter of 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term agency securities or overnight Fed Funds. As a result: (1) the Company could not effectively invest funds at a profit without incurring excessive interest rate risk; and (2) significant growth in our overall balance sheet, without any resulting profit, would only place pressures on the Company’s capital ratios. In the first quarter of 2009, non-public time deposits had increased approximately $77.8 million or 18% from December 2008, as depositors aggressively sought out the safety of banks for their funds. Beginning in April 2009 management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction and savings balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s strong deposit growth in transaction and savings accounts, this time deposit decline did not present any liquidity issues and it significantly enhanced the Company’s net interest margin and earnings.

The Company's deposit balances at March 31, 2010 have declined $12.1 million or 0.8% compared to December 31, 2009. Most of this decline is due to normal seasonal cycles for the Company’s agricultural customers. Demand and Interest-Bearing transaction accounts decreased $45.1 million or 8.9% since December 31, 2009. Savings accounts have increased $38.3 or 9.3% since December 31, 2009. Time deposit accounts have decreased $5.3 million or 0.9% since December 31, 2009.

Beginning in December 2008, the Bank elected to participate in the FDIC’s Transaction Account Guarantee Program that provides full FDIC deposit insurance on all non-interest bearing transaction accounts even if they exceed the deposit insurance limit of $250,000 on other types of deposit accounts (See “Item 1. Business – Supervision and Regulation – Deposit Insurance” of the Company’s 2009 Annual Report on Form 10-K). On April 13, 2010, the FDIC announced that it had approved the second extension of the Transaction Account Guarantee for six months, beginning July 1, 2010, with the possibility of extending the program an additional 12 months. The FDIC has given each participant bank the opportunity to “opt-out” of the program as of July 1, 2010. Accordingly, the Company has decided not to remain in the program after June 30, 2010.

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

FHLB Advances as of March 31, 2010 were $635,000 compared to $20.1 million at December 31, 2009 and $690,000 at March 31, 2009. The average rate on FHLB advances during the first quarter of 2010 was 2.2% compared to 5.8% during the first quarter of 2009.

There were no amounts outstanding on the Company’s line of credit with the FRB as of March 31, 2010.

As of March 31, 2010 the Company has additional borrowing capacity of $181.2 million with the Federal Home Loan Bank and $232.6 million with the Federal Reserve Bank.  Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase totaled $60 million at March 31, 2010, December 31, 2009, and March 31, 2009.

On March 13, 2008, the Bank entered into a $40 million term repurchase agreement with Citigroup.  The repurchase agreement pricing rate is 3.20% with an embedded 3 year cap tied to 3 month Libor with a strike price of 3.3675%.  The repurchase agreement matures March 13, 2013, putable only on March 13, 2011, and is secured by investments in Agency pass through securities.

On May 30, 2008, the Company entered into a $20 million term repurchase agreement with Citigroup.  The repurchase agreement pricing rate is 4.19% with an embedded 3 year cap tied to 3 month Libor with a strike price of 3.17%.  The repurchase agreement matures June 5, 2013, putable only on June 5, 2011, and is secured by investments in Agency pass through securities.

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”).  These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%.  Interest rates reset quarterly and were 3.1% as of March 31, 2010, 3.1% at December 31, 2009 and 4.16% at March 31, 2009. The average rate paid for these securities for the first quarter of 2010 was 3.2% compared to 4.7 for the first quarter of 2009. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements.  The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection.  Shareholders’ Equity totaled $169.5 million at March 31, 2010, $164.7 million at December 31, 2009, and $161.5 million at March 31, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of March 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total Capital to Risk Weighted Assets	$194,410	13.35%	$116,480	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	176,023	12.09%	58,240	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	176,023	9.99%	70,482	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total Capital to Risk Weighted Assets	$194,017	13.33%	$116,438	8.0%	$145,548	10.0%
Tier 1 Capital to Risk Weighted Assets	175,637	12.07%	58,219	4.0%	87,329	6.0%
Tier 1 Capital to Average Assets	175,637	9.97%	70,455	4.0%	88,069	5.0%

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

During the first quarter of 2010 the Company did not repurchase any shares. During the first quarter of 2009 the Company repurchased 4,395 shares at an average share price of $384. Since the second share repurchase program was expanded in 2006 the Company has repurchased over 39,000 shares for total consideration of $17.9 million.

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

Based upon the Company’s strong capital position and continued earnings strength, the Company elected not to participate in the Federal Government’s 2008 TARP capital purchase program. See “Part I, Item 1A. Risk Factors” of the Company’s 2009 Annual Report on Form 10-K.

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

For a full discussion of the Company’s critical accounting policies and estimates see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Annual Report on Form 10-K.

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of March 31, 2010, the Company had entered into commitments with certain customers amounting to $324.8 million compared to $315.2 million at December 31, 2009 and $354.6 million at March 31, 2009.  Letters of credit at March 31, 2010, December 31, 2009 and March 31, 2009, were $9.6 million, $9.2 million and $7.9 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

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

In order to control credit risk in the loan portfolio the Company has established credit management policies and procedures that govern both the approval of new loans and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans to one borrower, and by restricting loans made primarily to its principal market area where management believes it is best able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. However, as a financial institution that assumes lending and credit risks as a principal element of its business, credit losses will be experienced in the normal course of business. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for risks inherent in the loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.

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

The second phase is conducted by segmenting the loan portfolio by risk rating and into groups of loans with similar characteristics in accordance with the “Contingency” topic of the FASB ASC. In this second phase, groups of loans with similar characteristics are reviewed and the appropriate allowance factor is applied based on the historical average charge-off rate for each particular group of loans.

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

Management believes that based upon the preceding methodology, and using information currently available, the allowance for loan losses at March 31, 2010 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would require increases in the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2010, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.03% if rates increase by 200 basis points and an increase in net interest income of 0.23% if rates decline 100 basis points. Comparatively, at December 31, 2009, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.63% if rates increase by 200 basis points and an increase in net interest income of 0.36% if rates decline 100 basis points. All results are within the Company’s policy limits.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits.  To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $56.0 million and repurchase lines of $1.6 million with major banks.  In addition, as of March 31, 2010 the Company has available borrowing capacity of $181.2 million at the Federal Home Loan Bank and $232.6 million at the Federal Reserve Bank.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2009 Annual Report to Shareholders on Form 10-K. In management’s opinion, there have been no material changes in risk factors since the filing of the 2009 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2010. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $16.6 million.

The common stock of Farmers & Merchants Bancorp is not widely held nor listed on any exchange. However, trades may be reported on the OTC Bulletin Board under the symbol “FMCB.OB”. Additionally, management is aware that there are private transactions in the Company’s common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None

ITEM 6. Exhibits

See Exhibit Index shown on page 34.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: May 4, 2010	/s/ Kent A. Steinwert
Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2010	/s/ Stephen W. Haley
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