Form 10-Q
period 2010-06-30
FARMERS & MERCHANTS BANCORP
filed 2010-08-06
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or

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

Number of shares of common stock of the registrant:  Par value $0.01, authorized 20,000,000 shares; issued and outstanding 780,944 as of July 31, 2010.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets (Unaudited)
(in thousands)	June 30,	December 31,	June 30,
Assets	2010	2009	2009
Cash and Cash Equivalents:
Cash and Due From Banks	$32,525	$32,660	$36,984
Federal Funds Sold	1,781	1,972	575
Total Cash and Cash Equivalents	34,306	34,632	37,559

Investment Securities:
Available-for-Sale	324,423	365,549	375,060
Held-to-Maturity	68,773	69,617	70,589
Total Investment Securities	393,196	435,166	445,649

Loans	1,188,840	1,212,718	1,191,138
Less: Allowance for Loan Losses	31,403	29,813	25,454
Loans, Net	1,157,437	1,182,905	1,165,684
Premises and Equipment, Net	24,437	24,887	23,572
Bank Owned Life Insurance	44,663	43,759	42,873
Interest Receivable and Other Assets	68,659	59,665	45,687
Total Assets	$1,722,698	$1,781,014	$1,761,024

Liabilities
Deposits:
Demand	$293,773	$324,073	$279,619
Interest Bearing Transaction	169,088	180,570	152,651
Savings	422,930	414,285	386,608
Time	564,493	579,196	687,529
Total Deposits	1,450,284	1,498,124	1,506,407

Securities Sold Under Agreement to Repurchase	60,000	60,000	60,000
Federal Home Loan Bank Advances	4,821	20,149	676
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	26,535	27,704	25,466
Total Liabilities	1,551,950	1,676,287	1,602,859

Shareholders' Equity
Common Stock	8	8	8
Additional Paid-In Capital	76,198	76,198	76,679
Retained Earnings	89,646	83,767	77,371
Accumulated Other Comprehensive Income	4,896	4,754	4,107
Total Shareholders' Equity	170,748	164,727	158,165
Total Liabilities & Shareholders' Equity	$1,722,698	$1,841,014	$1,761,024

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Interest Income
Interest and Fees on Loans	$18,057	$18,646	$36,138	$37,307
Interest on Federal Funds Sold and Securities Purchased
Under Agreements to Resell	16	35	36	68
Interest on Investment Securities:
Taxable	2,151	3,470	4,812	6,961
Tax-Exempt	695	736	1,407	1,479
Total Interest Income	20,919	22,887	42,393	45,815
Interest Expense
Deposits	1,739	4,041	3,715	8,272
Borrowed Funds	545	546	1,084	1,085
Subordinated Debentures	82	106	162	225
Total Interest Expense	2,366	4,693	4,961	9,582

Net Interest Income	18,553	18,194	37,432	36,233
Provision for Loan Losses	5,120	7,260	9,235	8,130
Net Interest Income After Provision for Loan Losses	13,433	10,934	28,197	28,103

Non-Interest Income
Service Charges on Deposit Accounts	1,688	1,731	3,284	3,343
Net Gain on Investment Securities	7	1,452	2,853	2,472
Increase in Cash Surrender Value of Life Insurance	454	455	904	908
Debit Card and ATM Fees	651	573	1,250	1,077
Net (Loss) Gain on Non-Qualified Deferred Compensation Plan Investments	(730)	458	(535)	407
Other	472	420	1,029	1,040
Total Non-Interest Income	2,542	5,089	8,785	9,247

Non-Interest Expense
Salaries & Employee Benefits	7,062	7,096	14,336	14,400
Net (Gain) Loss on Non-Qualified Deferred Compensation Plan Investments	(730)	458	(535)	407
Occupancy	660	670	1,300	1,379
Equipment	658	651	1,259	1,350
ORE Holding Costs	91	161	495	666
FDIC Insurance	507	675	1,308	1,801
Other	1,598	1,807	3,036	3,490
Total Non-Interest Expense	9,846	11,518	21,199	23,493

Income Before Income Taxes	6,129	4,505	15,783	13,857
Provision for Income Taxes	2,122	1,429	5,726	4,847
Net Income	$4,007	$3,076	$10,057	$9,010
Earnings Per Share	$5.13	$3.93	$12.88	$11.48

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net Income	$4,007	$3,076	$10,057	$9,010

Other Comprehensive Income (Loss) -

Unrealized Losses on Securities:
Unrealized holding gains (losses) arising during the period, net of income tax benefit of $1,043 and $(1,018) for the quarters ended June 30, 2010 and 2009, respectively, and of $1,302 and $(87) for the six months ended June 30, 2010 and 2009, respectively.	1,437	(1,403)	1,795	(120)

Less: Reclassification adjustment for realized gains included in net income, net of related income tax effects of $(3) and $(610) for the quarters ended June 30, 2010 and 2009, respectively, and of $(1,200) and $(1,039) for the six months ended June 30, 2010 and 2009, respectively.	(4)	(842)	(1,653)	(1,433)
Total Other Comprehensive Income (Loss)	1,433	(2,245)	142	(1,553)

Comprehensive Income	$5,440	$831	$10,199	$7,457

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2008	786,960	$8	$78,527	$72,350	$5,660	$156,545
Net Income		-	-	9,010	-	9,010
Cash Dividends Declared on Common Stock		-	-	(3,989)	-	(3,989)
Repurchase of Stock	(4,805)	-	(1,848)	-	-	(1,848)
Change in Net Unrealized Gain on Securities Available for Sale		-	-	-	(1,553)	(1,553)
Balance, June 30, 2009	782,155	$8	$76,679	$77,371	$4,107	$158,165

Balance, December 31, 2009	780,944	$8	$76,198	$83,767	$4,754	$164,727
Net Income		-	-	10,057	-	10,057
Cash Dividends Declared on Common Stock		-	-	(4,178)	-	(4,178)
Change in Net Unrealized Gain on Securities Available for Sale		-	-	-	142	142
Balance, June 30, 2010	780,944	$8	$76,198	$89,646	$4,896	$170,748

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)	Six Months Ended
(in thousands)	June 30,	June 30,
	2010	2009
Operating Activities
Net Income	$10,057	$9,010
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Loan Losses	9,235	8,130
Depreciation and Amortization	954	932
Net Accretion of Investment Security Discounts & Premium	(291)	(2,564)
Net Gain on Investment Securities	(2,853)	(2,472)
Net Gain on Sale of Property & Equipment	(19)	(10)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(10,000)	(6,483)
Net (Decrease) Increase in Interest Payable and Other Liabilities	(1,169)	1,289
Net Cash Provided by Operating Activities	5,914	7,832

Investing Activities
Securities Available-for-Sale:
Purchased	(135,949)	(179,869)
Sold, Matured or Called	180,467	99,015
Securities Held-to-Maturity:
Purchased	-	(50)
Matured or Called	840	1,341
Net Loans Paid, Originated or Acquired	16,113	(16,603)
Principal Collected on Loans Previously Charged Off	120	119
Additions to Premises and Equipment	(506)	(2,854)
Proceeds from Disposition of Property & Equipment	21	13
Net Cash Provided by (Used in) Investing Activities	61,106	(98,888)

Financing Activities
Net Decrease in Demand, Interest-Bearing Transaction, and Savings Accounts	(33,137)	(374)
(Decrease) Increase in Time Deposits	(14,703)	74,079
Net Decrease in Federal Home Loan Bank Advances	(15,328)	(27)
Cash Dividends	(4,178)	(3,989)
Stock Repurchases	-	(1,848)
Net Cash (Used in) Provided by Financing Activities	(67,346)	67,841
Decrease in Cash and Cash Equivalents	(326)	(23,215)
Cash and Cash Equivalents at Beginning of Period	34,632	60,774
Cash and Cash Equivalents at End of Period	$34,306	$37,559

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

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

	Amortized	Gross Unrealized		Fair/Book
June 30, 2010 (in thousands)	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$166,332	$585	$-	$166,917
Obligations of States and Political Subdivisions	6,443	-	-	6,443
Mortgage Backed Securities	136,677	7,864	-	144,541
FHLB Stock	6,212	-	-	6,212
Other	310	-	-	310
Total	$315,974	$8,449	$-	$324,423

	Amortized	Gross Unrealized		Fair/Book
December 31, 2009 (in thousands)	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$135,958	$277	$67	$136,168
Obligations of States and Political Subdivisions	8,362	3	-	8,365
Mortgage Backed Securities	207,335	8,142	150	215,327
FHLB Stock	5,379	-	-	5,379
Other	310	-	-	310
Total	$357,344	$8,422	$217	$365,549

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows:

	Book	Gross Unrealized		Fair
June 30, 2010 (in thousands)	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$63,897	$1,525	$39	$65,383
Mortgage Backed Securities	2,887	135	-	3,022
Other	1,989	-	-	1,989
Total	$68,773	$1,660	$39	$70,394

	Book	Gross Unrealized		Fair
December 31, 2009 (in thousands)	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$64,044	$1,437	$109	$65,372
Mortgage Backed Securities	3,583	65	-	3,648
Other	1,990	-	-	1,990
Total	$69,617	$1,502	$109	$71,010

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The remaining principal maturities of debt securities as of June 30, 2010 are shown in the following tables. Mortgage-Backed Securities are presented based on expected maturities. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available-for-Sale June 30, 2010 (in thousands)	Within 1 Year	After 1 but Within 5	After 5 but Within 10	Over 10 years	Total Fair Value
Securities of U.S. Government Agencies	-	161,822	5,095	-	166,917
Obligations of States and Political Subdivisions	-	-	-	6,443	6,443
Mortgage Backed Securities	-	-	18,098	126,443	144,541
Other	6,522	-	-	-	6,522
Total	6,522	161,822	23,193	132,886	324,423

Securities Held-to-Maturity June 30, 2010 (in thousands)	Within 1 Year	After 1 but Within 5	After 5 but Within 10	Over 10 years	Total Book Value
Obligations of States and Political Subdivisions	1,122	5,921	44,114	12,740	63,897
Mortgage Backed Securities	-	2,887	-	-	2,887
Other	-	-	8	1,981	1,989
Total	1,122	8,808	44,122	14,721	68,773

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010 (in thousands)	Value	Loss	Value	Loss	Value	Loss
Obligations of States and Political Subdivisions	2,542	39	-	-	2,542	39
Total	2,542	39	-	-	2,542	39

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009 (in thousands)	Value	Loss	Value	Loss	Value	Loss
Securities of U.S. Government Agencies	$39,926	$67	$-	$-	$39,926	$67
Obligations of States and Political Subdivisions	4,681	109	-	-	4,681	109
Mortgage Backed Securities	16,158	150	-	-	16,158	150
Total	$60,765	$326	$-	$-	$60,765	$326

As of June 30, 2010, the Company held 196 investment securities of which 9 were in a loss position for less than twelve months.  No securities were in a loss position for twelve months or more.  Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.  Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

As of June 30, 2010, securities carried at $290.0 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law.  This amount at December 31, 2009, was $282.8 million.

Securities of U.S. Government Agencies and Obligations of States and Political Subdivisions
The unrealized losses on the Company's investments in securities of U.S. government agencies and obligations of states and political subdivisions were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Mortgage Backed Securities
The unrealized losses on the Company's investment in mortgage backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

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

The following table summarizes the book value and estimated fair value of financial instruments as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value
ASSETS:
Cash and Cash Equivalents	$34,306	$34,306	$34,632	$34,632
Investment Securities Held-to-Maturity	68,773	69,791	69,617	71,010
Investment Securities Available-for-Sale	324,423	324,423	365,549	365,549
Loans, Net of Deferred Loan Fees & Allowance	1,157,437	1,183,228	1,182,905	1,200,036
Bank Owned Life Insurance	44,663	44,663	43,759	43,759
Accrued Interest Receivable	7,359	7,359	7,216	7,216
LIABILITIES:
Deposits:
Non-Interest Bearing	293,773	293,773	324,073	324,073
Interest-Bearing	1,156,511	1,157,987	1,174,051	1,175,619
FHLB Advances & Securities Sold Under Agreement to Repurchase	64,821	69,559	80,149	81,931
Subordinated Debentures	10,310	4,807	10,310	4,061
Accrued Interest Payable	1,378	1,378	1,555	1,555

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

Fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. Otherwise, the Company records the impaired loan as nonrecurring Level 3.

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

		Fair Value Measurements At June 30, 2010, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$324,423	$-	$324,423	$-
Total Assets Measured at Fair Value On a Recurring Basis	$324,423	$-	$324,423	$-

		Fair Value Measurements At June 30, 2009, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities	$375,060	$-	$375,060	$-
Total Assets Measured at Fair Value On a Recurring Basis	$375,060	$-	$375,060	$-

The following tables present information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the years indicated.

		Fair Value Measurements At June 30, 2010, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans	$1,473	$-	$1,473	$-	$(674)
Other Real Estate	9,677	-	9,677	-	-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$11,150	$-	$11,150	$-	$(674)

Impaired loans where an allowance was established were $2.6 million with an allowance for loan losses of $1.1 million. Impaired loans are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses. Total losses of $674,000 represent charge-offs and reserve for loan loss related to impaired loans recognized during the quarter ended June 30, 2010.

ORE was $12.9 million with a valuation allowance of $3.2 million. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income. There were no impairment losses charged to the Consolidated Statements of Income during the quarter ended June 30, 2010.

		Fair Value Measurements At June 30, 2009, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans	$7,573	$-	$7,573	$-	$(1,223)
Other Real Estate	4,322	-	4,322	-	(55)
Total Assets Measured at Fair Value On a Non-Recurring Basis	$11,895	$-	$11,895	$-	$(1,278)

Impaired loans where an allowance was established were $9.0 million with an allowance for loan losses of $1.5 million. Impaired loans are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses. Total losses of $1.2 million represent charge-offs and reserve for loan loss related to impaired loans recognized during the quarter ended June 30, 2009.

ORE was $6.9 million with a valuation allowance of $2.6 million. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income. Total losses of $55,000 represent the impairment charged to the Consolidated Statements of Income during the quarter ended June 30, 2009.

4. Dividends and Earnings Per Share

Farmers & Merchants Bancorp common stock is not traded on any exchange.  The shares are primarily held by local residents and are not actively traded.  On May 12, 2010, the Board of Directors of Farmers & Merchants Bancorp declared a mid-year cash dividend of $5.35 per share, a 5.0% increase over the $5.10 per share paid on July 1, 2009. The cash dividend was paid on July 1, 2010, to shareholders of record on June 11, 2010.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the earnings per share for the three and six months ended June 30, 2010 and 2009.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(net income in thousands)	2010	2009	2010	2009
Net Income	$4,007	$3,076	$10,057	$9,010
Average Number of Common Shares Outstanding	780,944	782,403	780,944	784,020
Per Share Amount	$5.13	$3.93	$12.88	$11.48

5. Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 2. Fair Value Measurement. These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this ASU that were adopted during the first quarter of 2010, the adoption of this standard did not have a material impacted on the Company’s financial position, results of operations, cash flows, or disclosures.  Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

In June 2009, the FASB issued ASC Topic 860 (previously SFAS No. 166), Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140.  This standard amends the derecognition accounting and disclosure guidance included in previously issued standards.  This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810.  This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new conditions for reporting the transfer of a portion of a financial asset as a sale.  This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  This standard was adopted January 1, 2010 and did not have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets, which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 166.  This update reflects the Board's response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee's ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized.  This update is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  This standard was adopted January 1, 2010 and did not have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

In June 2009, the FASB issued ASC Topic 810 (previously SFAS No. 167), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This standard amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of ASC Topic 810, as well as qualifying special-purpose entities that are currently excluded from the scope of ASC Topic 810. This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  This standard was adopted January 1, 2010 and did not have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

In July 2010, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This standard expands disclosures about credit quality of financing receivables and the allowance for loan and lease losses.  The standard will require the Company to expand disclosures about the credit quality of our loans and leases and the related reserves against them.  The extra disclosures will include disaggregated matters related to our past due loans, credit quality indicators, and modifications of loans and leases.  The Company will adopt the standard beginning with our December 31, 2010 financial statements. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial position, results of operation, or cash flows.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2010.  This analysis should be read in conjunction with our 2009 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

For the three and six months ended June 30, 2010, Farmers & Merchants Bancorp reported net income of $4,007,000 and $10,057,000, earnings per share of $5.13 and $12.88 and return on average assets of 0.93% and 1.15%, respectively.  Return on average shareholders’ equity was 9.32% and 11.87% for the three and six months ended June 30, 2010.

For the three and six months ended June 30, 2009, Farmers & Merchants Bancorp reported net income of $3,076,000 and $9,010,000, earnings per share of $3.93 and $11.48 and return on average assets of 0.71% and 1.06%, respectively.  Return on average shareholders’ equity was 7.55% and 11.23% for the three and six months ended June 30, 2009.

Factors impacting the Company’s earnings performance in the first six months of 2010 as compared to the same period last year were: (1) a $1.2 million increase in net interest income due to a 1.8% increase in average earnings assets and a 6 basis point increase in net interest margin; (2) a $493,000 decrease in FDIC insurance expense; and (3) a $381,000 increase in gain on investment securities. These factors were partially offset by a $1.1 million increase in the provision for loan losses.

The following is a summary of the financial results for the six month period ended June 30, 2010 compared to June 30, 2009.

•	Net income increased 11.6% to $10.1 million from $9.0 million.

•	Earnings per share increased 12.2% to $12.88 from $11.48.

•	Total assets decreased 2.2% to $1.7 billion.

•	Total loans decreased 0.2% to $1.2 billion.

•	Allowance for loan losses increased 23.4% to $31.4 million.

•	Total deposits decreased 3.7% to $1.5 billion.

Results of Operations

This section discusses material changes in the Company’s income statement for the three and six month periods ended June 30, 2010 as compared to the three and six month periods ended June 30, 2009.

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and six month periods ended June 30, 2010 and 2009.

The average yields on earning assets and average rates paid on interest-bearing liabilities have been computed on an annualized basis for purposes of comparability with full year data.  Average balance amounts for assets and liabilities are the computed average of daily balances.

Net interest income is the amount by which the interest and fees on loans and other interest earning assets exceed the interest paid on interest bearing liabilities.  For the purpose of analysis, the interest earned on tax-exempt investments and municipal loans is adjusted to an amount comparable to interest subject to normal income taxes.  This adjustment is referred to as “taxable equivalent” and is noted wherever applicable.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Three Months Ended June 30,			Three Months Ended June 30,
	2010			2009
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold	$25,195	$16	0.25%	$57,085	$35	0.25%
Investment Securities Available-for-Sale:
U.S. Agencies	163,187	626	1.53%	23,387	96	1.64%
Municipals - Non-Taxable	6,714	127	7.57%	9,673	183	7.56%
Mortgage Backed Securities	142,522	1,477	4.15%	264,012	3,310	5.01%
Other	4,237	6	0.57%	10,736	5	0.19%
Total Investment Securities Available-for-Sale	316,660	2,236	2.82%	307,808	3,594	4.67%

Investment Securities Held-to-Maturity:
Municipals - Non-Taxable	63,960	925	5.78%	64,253	921	5.74%
Mortgage Backed Securities	3,061	30	3.92%	4,549	43	3.78%
Other	1,989	13	2.61%	1,991	15	3.01%
Total Investment Securities Held-to-Maturity	69,010	968	5.61%	70,793	979	5.53%

Loans:
Real Estate	720,257	11,296	6.29%	687,081	11,157	6.51%
Home Equity	64,298	948	5.91%	65,896	991	6.03%
Agricultural	212,654	3,153	5.95%	211,364	3,223	6.12%
Commercial	175,346	2,518	5.76%	200,341	3,073	6.15%
Consumer	8,777	138	6.31%	10,862	199	7.35%
Municipal	951	4	1.69%	1,075	3	1.12%
Total Loans	1,182,283	18,057	6.13%	1,176,619	18,646	6.36%
Total Earning Assets	1,593,148	$21,277	5.36%	1,612,305	$23,254	5.79%

Unrealized Gain/(Loss) on Securities Available-for-Sale	6,930			10,318
Allowance for Loan Losses	(33,558)			(20,833)
Cash and Due From Banks	28,174			31,719
All Other Assets	132,672			103,702
Total Assets	$1,727,366			$1,737,211

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$172,127	$52	0.12%	$149,413	$87	0.23%
Savings	434,828	469	0.43%	368,048	660	0.72%
Time Deposits	563,801	1,218	0.87%	694,724	3,295	1.90%
Total Interest Bearing Deposits	1,170,756	1,739	0.60%	1,212,185	4,042	1.34%
Securities Sold Under Agreement to Repurchase	60,000	535	3.58%	60,000	535	3.58%
Other Borrowed Funds	2,011	10	1.99%	1,660	10	2.42%
Subordinated Debentures	10,310	82	3.19%	10,310	106	4.12%
Total Interest Bearing Liabilities	1,243,077	$2,366	0.76%	1,284,155	$4,693	1.47%
Interest Rate Spread			4.59%			4.32%
Demand Deposits (Non-Interest Bearing)	285,783			265,466
All Other Liabilities	26,510			24,543
Total Liabilities	1,555,370			1,574,164

Shareholders' Equity	171,996			163,047
Total Liabilities & Shareholders' Equity	$1,727,366			$1,737,211
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.17%			0.30%
Net Interest Income and Margin on Total Earning Assets		18,911	4.76%		18,561	4.62%
Tax Equivalent Adjustment		(358)			(367)
Net Interest Income		$18,553	4.67%		$18,194	4.53%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $152,000 and $446,000 for the quarters ended June 30, 2010 and 2009, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Six Months Ended June 30,			Six Months Ended June 30,
	2010			2009
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold	$32,245	$36	0.23%	$54,700	$68	0.25%
Investment Securities Available-for-Sale:
U.S. Agencies	152,472	1,205	1.58%	11,758	96	1.63%
Municipals - Non-Taxable	7,198	272	7.57%	9,940	373	7.51%
Mortgage Backed Securities	161,879	3,507	4.33%	256,795	6,737	5.25%
Other	3,830	12	0.63%	7,167	9	0.25%
Total Investment Securities Available-for-Sale	325,379	4,996	3.07%	285,660	7,215	5.05%

Investment Securities Held-to-Maturity:
Municipals - Non-Taxable	63,994	1,857	5.80%	64,420	1,843	5.72%
Mortgage Backed Securities	3,236	62	3.83%	4,755	91	3.83%
Other	1,989	26	2.61%	1,991	28	2.81%
Total Investment Securities Held-to-Maturity	69,219	1,945	5.62%	71,166	1,962	5.51%

Loans:
Real Estate	720,846	22,667	6.34%	681,745	22,399	6.63%
Home Equity	64,730	1,897	5.91%	66,031	1,997	6.10%
Agricultural	205,971	6,139	6.01%	206,503	6,331	6.18%
Commercial	180,638	5,142	5.74%	202,957	6,177	6.14%
Consumer	9,055	286	6.37%	11,027	396	7.24%
Municipal	990	7	1.43%	1,063	7	1.33%
Total Loans	1,182,230	36,138	6.16%	1,169,326	37,307	6.43%
Total Earning Assets	1,609,073	$43,116	5.40%	1,580,852	$46,552	5.94%

Unrealized Gain/(Loss) on Securities Available-for-Sale	7,474			9,897
Allowance for Loan Losses	(32,380)			(20,748)
Cash and Due From Banks	28,549			32,543
All Other Assets	130,381			104,419
Total Assets	$1,743,097			$1,706,963

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$174,808	$124	0.14%	$145,024	$136	0.19%
Savings	438,781	1,030	0.47%	366,927	1,416	0.78%
Time Deposits	571,927	2,561	0.90%	671,481	6,720	2.02%
Total Interest Bearing Deposits	1,185,516	3,715	0.63%	1,183,432	8,272	1.41%
Securities Sold Under Agreement to Repurchase	60,000	1,065	3.58%	60,000	1,065	3.58%
Other Borrowed Funds	1,847	19	2.07%	1,182	20	3.41%
Subordinated Debentures	10,310	162	3.17%	10,310	225	4.40%
Total Interest Bearing Liabilities	1,257,673	$4,961	0.80%	1,254,924	$9,582	1.54%
Interest Rate Spread			4.61%			4.40%
Demand Deposits (Non-Interest Bearing)	288,567			267,891
All Other Liabilities	27,432			23,623
Total Liabilities	1,573,672			1,546,438

Shareholders' Equity	169,425			160,525
Total Liabilities & Shareholders' Equity	$1,743,097			$1,706,963
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.17%			0.32%
Net Interest Income and Margin on Total Earning Assets		38,155	4.78%		36,970	4.72%
Tax Equivalent Adjustment		(723)			(737)
Net Interest Income		$37,432	4.69%		$36,233	4.62%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $398,000 and $861,000 for the six months ended June 30, 2010 and 2009, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)	Three Months Ended			Six Months Ended
	June 30, 2010 compared to June 30, 2009			June 30, 2010 compared to June 30, 2009
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Federal Funds Sold	$(20)	$1	$(19)	$(25)	$(7)	$(32)
Investment Securities Available for Sale
U.S. Agencies	537	(7)	530	1,112	(3)	1,109
Municipals - Non-Taxable	(56)	-	(56)	(104)	3	(101)
Mortgage Backed Securities	(1,331)	(502)	(1,833)	(2,195)	(1,035)	(3,230)
Other	(4)	5	1	(5)	8	3
Total Investment Securities Available for Sale	(854)	(504)	(1,358)	(1,192)	(1,027)	(2,219)

Investment Securities Held to Maturity
Municipals - Non-Taxable	(4)	7	3	(12)	26	14
Mortgage Backed Securities	(14)	1	(13)	(29)	-	(29)
Other	-	(2)	(2)	(1)	(1)	(2)
Total Investment Securities Held to Maturity	(18)	6	(12)	(42)	25	(17)

Loans:
Real Estate	529	(390)	139	1,262	(994)	268
Home Equity	(24)	(19)	(43)	(39)	(61)	(100)
Agricultural	20	(90)	(70)	(16)	(176)	(192)
Commercial	(367)	(188)	(555)	(652)	(383)	(1,035)
Consumer	(35)	(26)	(61)	(65)	(45)	(110)
Total Loans	123	(711)	(589)	490	(1,658)	(1,169)
Total Earning Assets	(769)	(1,208)	(1,978)	(769)	(2,667)	(3,437)

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	11	(46)	(35)	25	(37)	(12)
Savings	105	(296)	(191)	245	(631)	(386)
Time Deposits	(534)	(1,543)	(2,077)	(880)	(3,279)	(4,159)
Total Interest Bearing Deposits	(418)	(1,885)	(2,303)	(610)	(3,947)	(4,557)
Other Borrowed Funds	2	(2)	-	8	(9)	(1)
Subordinated Debentures	-	(25)	(25)	-	(64)	(64)
Total Interest Bearing Liabilities	(416)	(1,912)	(2,328)	(602)	(4,020)	(4,622)
Total Change on a Tax Equivalent Basis	$(353)	$704	$350	$(167)	$1,353	$1,185

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

2nd Quarter 2010 vs. 2nd Quarter 2009
Net interest income for the second quarter of 2010 increased 2.0% or $359,000 to $18.6 million.  On a fully taxable equivalent basis, net interest income increased 1.9% and totaled $18.9 million for the second quarter of 2010.  As more fully discussed below, the increase in net interest income was primarily due to an increase in the net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended June 30, 2010, the Company’s net interest margin was 4.76% compared to 4.62% for the quarter ended June 30, 2009.  This increase was a result of rates paid on interest bearing liabilities declining faster than the yield on earning assets.

Loans, generally the Company’s highest earning assets, decreased $2.3 million as of June 30, 2010 compared to June 30, 2009. See “Financial Condition – Loans” for further discussion on this decrease. On an average balance basis, loans increased by $5.7 million for the quarter ended June 30, 2010. Loans increased from 73.0% of average earning assets at June 30, 2009 to 74.2% at June 30, 2010. As a result of decreases in market interest rates from September 2007 through December 2008, and the continuing low rate environment since then, the year-to-date yield on the loan portfolio declined to 6.13% for the quarter ended June 30, 2010, compared to 6.36% for the quarter ended June 30, 2009. Even with the increase in average loan balances, the decrease in yield resulted in interest revenue from loans decreasing 3.2% to $18.1 million for quarter ended June 30, 2010. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans, the yield earned on investments is generally less than that of loans.  Average investment securities totaled $385.6 million for the quarter ended June 30, 2010, an increase of $7.1 million compared to the average balance for the quarter ended June 30, 2009. Interest income on securities decreased $1.4 million to $3.2 million for the quarter ended June 30, 2010, compared to $4.6 million for the quarter ended June 30, 2009. The average investment portfolio yield, on a tax equivalent basis, was 3.3% for the quarter ended June 30, 2010, compared to 4.8% for the quarter ended June 30, 2009. This decrease in yield was primarily due to the sale of higher yielding mortgage-backed securities and the Company’s decision to shorten the maturities of new investment purchases to protect against future increases in market interest rates. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2010.  Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Overnight investments in Federal Funds Sold are an additional earning asset available to the Company.  Historically, in order to earn interest on excess cash balances banks had to “sell” these balances (called “Federal Funds Sold”) on an overnight basis to other banks.   However, in late 2008 the FRB began paying interest on the deposits that banks maintained in their FRB accounts (which are also classified as Federal Funds Sold on the Company’s balances sheet) providing an essentially risk-free alternative for earning interest on overnight cash balances.   These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008. Average Federal Funds Sold (which includes interest earning balances at the FRB) for the quarter ended June 30, 2010, was $25.2 million, a decrease of $31.9 million compared to the average balance for the quarter ended June 30, 2009. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2010.

Average interest-bearing liabilities decreased $41.1 million or 3.2% during the second quarter of 2010 as compared to the second quarter of 2009. Of that decrease: (1) interest-bearing deposits decreased $41.4 million; (2) securities sold under agreement to repurchase remained unchanged (see “Financial Condition - Securities Sold Under Agreement to Repurchase”); (3) Federal Home Loan Bank (“FHLB”) Advances increased $351,000 (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (4) subordinated debt remained unchanged.

The $41.4 million decrease in average interest-bearing deposits was primarily in time deposits, which declined $130.1 million since the second quarter of 2009, as lower cost interest bearing DDA and Savings increased by $89.5 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $1.7 million for the second quarter of 2010 as compared to $4.0 million for the second quarter of 2009. From September 2007 through December 2008, the FRB lowered market rates by 5.00%, and as a result the average rate paid on interest-bearing deposits declined to 0.6% for the second quarter of 2010 from 1.3% for the second quarter of 2009. The Company anticipates that this decline in deposit rates, if any, will be much more modest in the second half of 2010.

Six Months Ending June 30, 2010 vs. Six Months Ending June 30, 2009
During the first six months of 2010, net interest income increased 3.3% to $37.4 million, compared to $36.2 million at June 30, 2009.  On a fully taxable equivalent basis, net interest income increased 3.2% and totaled $38.2 million at June 30, 2010, compared to $36.9 million at June 30, 2009. The increase in net interest income was due to an increase in earning assets as well as an increase in the net interest margin.

For the six months ended June 30, 2010, the Company’s net interest margin was 4.78% compared to 4.72% for the same period in 2009.

The average balance of loans increased by $12.9 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The yield on the loan portfolio decreased 27 basis points to 6.16% for the six months ended June 30, 2010 compared to 6.43% for the six months ended June 30, 2009.  This decrease in yield, partially offset by an increase in average balances, resulted in interest income from loans decreasing 3.1% or $1.2 million for the first six months of 2010.

Average investment securities were $394.6 million for the six months ended June 30, 2010 compared to $356.8 million for the same period in 2009.  The average yield (TE) for the six months ended June 30, 2010 was 3.52% compared to 5.14% for the six months ended June 30, 2009 a decrease in interest income of $2.2 million or 24.4%, for the six months ended June 30, 2010.

Overnight investments in Federal Funds Sold are an additional earning asset available to the Company.  Historically, in order to earn interest on excess cash balances banks had to “sell” these balances (called “Federal Funds Sold”) on an overnight basis to other banks.   However, in late 2008 the FRB began paying interest on the deposits that banks maintained in their FRB accounts (which are also classified as Federal Funds Sold on the Company’s balances sheet) providing an essentially risk-free alternative for earning interest on overnight cash balances.   These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008. Average Federal Funds Sold (which includes interest earning balances at the FRB) for the six months ended June 30, 2010, was $32.2 million, a decrease of $22.5 million compared to the average balance for the six months ended June 30, 2009. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2010.

Average interest-bearing liabilities increased $2.7 million or 0.22% during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Of that increase: (1) interest-bearing deposits increased $2.1 million; (2) FHLB Advances increased $665,000; and (3) securities sold under agreement to repurchase and subordinated debt remained unchanged.

The $2.1 million increase in average interest-bearing deposits was primarily in interest bearing DDA and savings deposits, which grew $101.6 million since June 30, 2009, while time deposits decreased by $99.5 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $3.7 million for the first six months of 2010 as compared to $8.3 million for the first six months of 2009. The average rate paid on interest-bearing deposits was 0.63% in the first six months of 2010 and 1.41% in the first six months of 2009. In September 2007 the FRB began lowering short-term market interest rates and has continued to keep these rates very low. Since most of the Company’s interest bearing deposits are priced off of short-term market rates, the Company is benefiting from the impact of these lower market rates. The Company anticipates that this decline in deposit rates, if any, will be much more modest in the second half of 2010.

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

Changes in the provision for loan losses between periods are the result of management’s evaluation, based upon information currently available, of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses, and the prevailing economic climate and its effect on borrowers’ ability to repay loans in accordance with the terms of the notes. The Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down over 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels are well above 10% in many areas. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of June 30, 2010, compare very favorably to our peers at the present time, we believe that it is prudent to be prepared for the possibility that any significant recovery in our local markets will not occur until the second half of 2010 or later and this may result in additional borrower stress in the coming quarters. Accordingly, during the second quarter of 2009, management and the Board of Directors began significantly increasing the Company’s loan loss allowance and, as of June 30, 2010, the balance was $31.4 million or 2.64% of total loans. This represents a $5.9 million or 23.4% increase over June 30, 2009. The majority of the increase in the allowance has been allocated to Commercial Real Estate Loans. See the Allowance Allocation table located in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2009 Annual Report on Form 10-K.

The provision for loan losses totaled $9.2 million for the first half quarter of 2010 compared to $8.1 million for the first half of 2009. Net charge-offs during the first half of 2010 were $7.6 million compared to $2.7 million in the first half of 2009. The increase in net charge-offs was primarily related to two restructured loans. See “Financial Condition – Classified Loans and Non-Performing Assets.” Net charge-offs represented 0.65% of average loans at June 30, 2010, a level that, in management’s opinion, compares favorably to most of the Company’s peers at the present time. See “Overview – Looking Forward: 2010 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2009 Annual Report on Form 10-K.

The allowance for loan losses was $31.4 million or 2.64% of total loan balances at June 30, 2010 compared to $25.5 million or 2.13% of total loan balances at June 30, 2009. As of December 31, 2009, the allowance for loan losses was $29.8 million, which represented 2.45% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of June 30, 2010 was adequate. See the following table for allowance for loan loss activity for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Balance at Beginning of Period	$33,192	$20,500	$29,813	$20,034
Provision Charged to Expense	5,120	7,260	9,235	8,130
Recoveries of Loans Previously Charged Off	90	35	120	119
Loans Charged Off	(6,999)	(2,341)	(7,765)	(2,829)
Balance at End of Period	$31,403	$25,454	$31,403	$25,454

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plan investments; and (6) fees from other miscellaneous business services.

2nd Quarter 2010 vs. 2nd Quarter 2009
Non-interest income decreased $2.5 million or 50.0% for the three months ended June 30, 2010, compared to the same period of 2009. This decrease was primarily comprised of: (1) a $1.4 million decrease in gain on investment securities for the second quarter of 2010 when compared to the second quarter of 2009; and (2) a $730,000 loss on deferred compensation investments during the second quarter of 2010 as compared to a $458,000 gain during the second quarter of 2009. These decreases were partially offset by a $78,000 increase in debit card and ATM fees.

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

Six Months Ending June 30, 2010 vs. Six Months Ending June 30, 2009
Non-interest income decreased $462,000 or 5.0% for the six months ended June 30, 2010 compared to the same period of 2009. This decrease was primarily comprised of a $535,000 loss on deferred compensation investments during the second half of 2010 as compared to a $407,000 gain during the same period in 2009. This decrease was partially offset by: (1) gain on investment securities in the amount of $381,000; and (2) a $173,000 increase in debit card and ATM fees.

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

Non-Interest Expense
Non-interest expense for the Company includes expenses for: (1) salaries and employee benefits; (2) net gains and losses on non-qualified deferred compensation plan investments; (3) occupancy; (4) equipment; (5) supplies; (6) legal fees; (7) professional services; (8) data processing; (9) marketing; (10) deposit insurance; and (11) other miscellaneous expenses.

2nd Quarter 2010 vs. 2nd Quarter 2009
Non-interest expense decreased $1.7 million or 14.5% for the three months ended June 30, 2010, compared to the same period of 2009.  This decrease was primarily comprised of: (1) a $730,000 loss on deferred compensation investments during the second quarter of 2010 as compared to a $458,000 gain during the second quarter of 2009; (2) a $168,000 decrease in FDIC insurance premiums; and (3) a $209,000 decrease in other non-interest expense primarily related to reduced advertising expenses.

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

Six Months Ending June 30, 2010 vs. Six Months Ending June 30, 2009
Non-interest expense decreased $2.3 million or 9.8% for the six months ended June 30, 2010, compared to the same period of 2009.  This decrease was primarily comprised of: (1) a $535,000 loss on deferred compensation investments during the second half of 2010 as compared to a $407,000 gain during the same period in 2009; (2) a $171,000 decrease in ORE holding costs; (3) a $493,000 decrease in FDIC insurance premiums; and (4) a $454,000 decrease in other non-interest expense primarily related to reduced advertising expenses.

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

Income Taxes
The provision for income taxes increased 48.5% to $2.1 million for the second quarter of 2010.  The Company’s effective tax rate increased for the second quarter of 2010 and was 34.6% compared to 31.7% for the same period in 2009.

The provision for income taxes increased 18.1% to $5.7 million for the first six months of 2010.  The Company’s effective tax rate increased for the first six months of 2010 and was 36.3% compared to 35.0% for the same period in 2009.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet for the six month period ending June 30, 2010 as compared to the year ended December 31, 2009 and to the six month period ending June 30, 2009. As previously discussed (see “Overview”) the Company’s financial condition is influenced by the seasonal banking needs of its agricultural customers.

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans. The debt securities in the Company’s investment portfolio have historically been comprised primarily of Mortgage-backed securities issued by federal government-sponsored entities, U.S. Government Agencies and high grade bank-qualified municipals.

The Company’s investment portfolio at June 30, 2010 was $393.2 million, a decrease of $42.0 million since December 31, 2009 and $52.4 million since June 30, 2009.

Beginning in the 2nd quarter of 2009 the Company realized that the yields that could be obtained investing in short-term agency securities or Fed Funds was below the marginal rate that local banks were paying on time deposits.  Accordingly, in order to improve our net interest margin, the Company adopted an explicit strategy to reduce the rate paid on non-relationship time deposits and use the cash flow being generated from the investment portfolio to help fund the resulting time deposit outflow.  See “Deposits” for additional details regarding this strategy.

The mix of the investment portfolio has also changed over the past year. To protect against anticipated increases in market interest rates, the Company has reduced the weighted average maturity on its investment portfolio by selling mortgage-backed securities and reinvesting in lower yielding, shorter term U.S. agency securities.

The Company's total investment portfolio currently represents 22.8% of the Company’s total assets as compared to 24.4% at December 31, 2009 and 25.3% at June 30, 2009.

Not included in the investment portfolio are overnight investments in Federal Funds Sold. In late 2008, the FRB began paying interest on the deposits that banks maintained in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest.  Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during the first half of 2010. Average Federal Funds Sold (including interest earning balances at the FRB) for the six-months ended June 30, 2010, was $32.2 million compared to $54.7 million for the six-months ended June 30, 2009.

The Company classifies its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of June 30, 2010, December 31, 2009 and June 30, 2009 there were no securities in the trading portfolio. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Loans
The Company's loan portfolio at June 30, 2010 decreased $2.3 million or 0.2% from June 30, 2009 and $23.9 million or 2.0% from December 31, 2009, largely a reflection of the continuing slowdown in the overall economy which affected commercial and real estate construction loan balances.  The following table sets forth the distribution of the loan portfolio by type and percent as of the periods indicated.

Loan Portfolio	June 30, 2010		December 31, 2009		June 30, 2009
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$287,326	24.1%	$290,473	23.9%	$278,145	23.3%
Agricultural Real Estate	257,688	21.6%	260,000	21.4%	236,204	19.8%
Real Estate Construction	63,793	5.4%	71,647	5.9%	77,306	6.5%
Residential 1st Mortgages	105,322	8.8%	105,850	8.7%	101,479	8.5%
Home Equity Lines and Loans	63,849	5.4%	65,541	5.4%	65,141	5.5%
Agricultural	226,279	19.0%	217,989	17.9%	221,622	18.6%
Commercial	177,351	14.9%	191,949	15.8%	201,870	16.9%
Consumer	9,300	0.8%	11,400	0.9%	11,320	0.9%
Total Loans	1,190,908	100.0%	1,214,849	100.0%	1,193,087	100.0%
Less:
Unearned Income	2,068		2,131		1,949
Allowance for Loan Losses	31,403		29,813		25,454
Net Loans	$1,157,437		$1,182,905		$1,165,684

Classified Loans and Non-Performing Assets
All loans are assigned a credit risk grade using grading standards developed by bank regulatory agencies. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans and review the credit risk grades the Company places on loans. Loans that are judged to exhibit a higher risk profile are referred to as “classified loans”, and these loans receive increased management attention. As of June 30, 2010, classified loans totaled $48.9 million compared to $62.8 million at December 31, 2009 and $72.1 million at June 30, 2009.

Classified Assets include $32.7 million comprised of multiple loans to two borrowers.  During the second quarter of 2010, several of the loans to these borrowers were restructured resulting in the creation of a multiple note (i.e., A/B Note) structure. Charge-offs of $6.6 million were taken on the “B” notes.  All of these loans were current as to interest and principal at the time the Company agreed to restructure them, and the Company’s current credit assessment of the restructured (“A” Notes) loans documents reasonable prospects for future payment performance and reasonable collateral coverage.  Accordingly, consistent with the guidance provided in the Interagency Statement on Prudent Commercial Real Estate Loan Workouts issued in October of 2009, the “A” notes have been maintained on accrual status.

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

The following table sets forth the amount of the Company's non-performing loans and ORE as of the dates indicated.

Non-Performing Assets
(in thousands)	June 30, 2010	Dec. 31, 2009	June 30, 2009
Non-Performing Loans	$3,881	$9,209	$11,439
Other Real Estate	9,677	8,418	4,322
Total	$13,558	$17,627	$15,761

Non-Performing Loans as a % of Total Loans	0.33%	0.76%	0.96%
Allowance for Loan Losses as a % of Non-Performing Loans	809.1%	323.7%	222.5%
Non-Performing Assets as a % of Total Assets	0.79%	0.99%	0.89%

Although management believes that non-performing loans are generally well-secured and that potential losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $1.1 million , $1.0 million, and $1.5 million have been established for non-performing loans at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

Foregone interest income on non-accrual loans which would have been recognized , if all such loans had been current in accordance with their original terms, totaled $136,000 for the six months ended June 30, 2010, $618,000 for the twelve months ended December 31, 2009, and $507,000 for the six months ended June 30, 2009.

The Company reported $9.7 million of ORE at June 30, 2010, $8.4 million at December 31, 2009, and $4.3 million at June 30, 2009. The June 30, 2010, carrying value of $9.7 million is net of a $3.2 million reserve for ORE valuation adjustments. The December 31, 2009 carrying value of $8.4 million is net of a $3.0 million reserve for ORE valuation adjustments and the June 30, 2009 carrying value of $4.3 million is net of a $2.6 million reserve for ORE valuation adjustments.

Except for those classified and non-performing loans discussed above, the Company’s management is not aware of any loans as of June 30, 2010, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. However, the Central Valley of California continues to be one of the hardest hit areas in the country during this recession. Housing prices in many areas are down over 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels are well above 10% in many areas. As a result of this combination of: (1) real estate values having declined significantly over the past 30 months; and (2) continuing deterioration in general economic conditions leading to increased unemployment and business failures; borrowers who up until this time have been able to keep current in their payments may experience continuing deterioration in their overall financial condition, significantly increasing the potential of default. See “Part I, Item 1A. Risk Factors” in the Company’s 2009 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base.  The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at June 30, 2010 have decreased $56.1 million or 3.7% compared to June 30, 2009.

Although total deposits have decreased 3.7% since June 30, 2009, the Company’s focus on increasing low cost transaction and savings accounts has resulted in significant growth in these deposit types:

•	Demand and Interest-Bearing transaction accounts increased $30.6 million or 7.1% since June 30, 2009.

•	Savings accounts have increased $36.3 million or 9.4% since June 30, 2009.

•
Time deposit accounts have decreased $123.0 million or 17.9% since June 30, 2009. This decline was the result of an explicit pricing strategy adopted by the Company beginning in the second quarter of 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term agency securities or overnight Fed Funds. As a result: (1) the Company could not effectively invest funds at a profit without incurring excessive interest rate risk; and (2) significant growth in our overall balance sheet, without any resulting profit, would only place pressures on the Company’s capital ratios. In the first quarter of 2009, non-public time deposits had increased approximately $77.8 million or 18% from December 2008, as depositors aggressively sought out the safety of banks for their funds. Beginning in April 2009 management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction and savings balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s strong deposit growth in transaction and savings accounts, supplemented by investment portfolio maturities and sales, this time deposit decline did not result in any liquidity issues and it significantly enhanced the Company’s net interest margin and earnings.

In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted transaction and savings deposit growth since June 30, 2009: (1) interest rates were low and perceived market risks high, causing customers to move funds from the stock market and other investment vehicles to bank deposits; (2) the Federal government’s decision to increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; and (3) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that the impact of the first two factors may mitigate in the future, particularly if funds move back into the stock market. This could impact future deposit growth.

The Company's deposit balances at June 30, 2010 have declined $47.8 million or 3.2% compared to December 31, 2009. Most of this decline is due to normal seasonal cycles for the Company’s agricultural customers but may also reflect the continuing economic stresses felt by some of the Company’s depositors. Demand and Interest-Bearing transaction accounts decreased $41.7 million or 8.3% since December 31, 2009. Savings accounts have increased $8.6 or 2.1% since December 31, 2009. Time deposit accounts have decreased $14.7 million or 2.5% since December 31, 2009.

Beginning in December 2008, the Bank elected to participate in the FDIC’s Transaction Account Guarantee Program that provides full FDIC deposit insurance on all non-interest bearing transaction accounts even if they exceed the deposit insurance limit of $250,000 on other types of deposit accounts (See “Item 1. Business – Supervision and Regulation – Deposit Insurance” of the Company’s 2009 Annual Report on Form 10-K). On April 13, 2010, the FDIC announced that it had approved the second extension of the Transaction Account Guarantee for six months, beginning July 1, 2010, with the possibility of extending the program an additional 12 months. The FDIC provided each participant bank the opportunity to “opt-out” of the program as of July 1, 2010. Accordingly, the Company decided not to remain in the program after June 30, 2010.

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

FHLB Advances as of June 30, 2010 were $4.8 million compared to $20.1 million at December 31, 2009 and $676,000 at June 30, 2009. The average rate on FHLB advances during the first half of 2010 was 2.1% compared to 3.4% during the first half of 2009.

There were no amounts outstanding on the Company’s line of credit with the FRB as of June 30, 2010.

As of June 30, 2010 the Company has additional borrowing capacity of $171.7 million with the Federal Home Loan Bank and $238.4 million with the Federal Reserve Bank.  Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase totaled $60 million at June 30, 2010, December 31, 2009, and June 30, 2009.

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

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”).  These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%.  Interest rates reset quarterly and were 3.39% as of June 30, 2010, 3.10% at December 31, 2009 and 3.46% at June 30, 2009. The average rate paid for these securities for the first half of 2010 was 3.17% compared to 4.40% for the first half of 2009. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements.  The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection.  Shareholders’ Equity totaled $170.7 million at June 30, 2010, $164.7 million at December 31, 2009, and $158.2 million at June 30, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of June 30, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total Capital to Risk Weighted Assets	$194,423	13.20%	$117,819	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	175,852	11.94%	58,910	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	175,852	10.16%	69,245	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total Capital to Risk Weighted Assets	$194,328	13.20%	$117,815	8.0%	$147,269	10.0%
Tier 1 Capital to Risk Weighted Assets	175,757	11.93%	58,908	4.0%	88,362	6.0%
Tier 1 Capital to Average Assets	175,757	10.16%	69,185	4.0%	86,481	5.0%

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

In accordance with the provisions of the “Consolidation” topic of the FASB Accounting Standards Codification (“ASC”), the Company does not consolidate the subsidiary trust, which has issued the trust-preferred securities.

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

During the second quarter of 2010 the Company did not repurchase any shares. During the second quarter of 2009 the Company repurchased 410 shares at an average share price of $390. Since the second share repurchase program was expanded in 2006 the Company has repurchased over 39,000 shares for total consideration of $17.9 million.

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of June 30, 2010, the Company had entered into commitments with certain customers amounting to $291.5 million compared to $315.2 million at December 31, 2009 and $329.7 million at June 30, 2009.  Letters of credit at June 30, 2010, December 31, 2009 and June 30, 2009, were $9.4 million, $9.2 million and $7.4 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

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

Part 2: considers qualitative internal and external factors that may affect a loan’s collectability, is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the historical and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

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

Management believes that based upon the preceding methodology, and using information currently available, the allowance for loan losses at June 30, 2010 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would require increases in the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2010, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.56% if rates increase by 200 basis points and an increase in net interest income of 0.05% if rates decline 100 basis points. Comparatively, at December 31, 2009, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.63% if rates increase by 200 basis points and an increase in net interest income of 0.36% if rates decline 100 basis points. All results are within the Company’s policy limits.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits.  To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $84.0 million and repurchase lines of $1.6 million with major banks.  In addition, as of June 30, 2010 the Company has available borrowing capacity of $171.7 million at the Federal Home Loan Bank and $238.4 million at the Federal Reserve Bank.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2009 Annual Report on Form 10-K. In management’s opinion, there have been no material changes in risk factors since the filing of the 2009 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the second quarter of 2010. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $16.6 million.

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

See Exhibit Index on Page 38.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: August 5, 2010	/s/ Kent A. Steinwert

Kent A. Steinwert
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2010	/s/ Stephen W. Haley

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