Form 10-Q
period 2010-09-30
FARMERS & MERCHANTS BANCORP
filed 2010-11-09
CIK 1085913

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or

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

Registrant’s telephone number, including area code (209) 367-2300

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

Number of shares of common stock of the registrant:  Par value $0.01, authorized 20,000,000 shares; issued and outstanding 779,424 as of October 31, 2010.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets (Unaudited)
(in thousands)	Sept. 30,	December 31,	Sept. 30,
Assets	2010	2009	2009
Cash and Cash Equivalents:
Cash and Due From Banks	$32,453	$32,660	$27,954
Federal Funds Sold	30,280	1,972	1,982
Total Cash and Cash Equivalents	62,733	34,632	29,936

Investment Securities:
Available-for-Sale	351,029	365,549	362,350
Held-to-Maturity	67,984	69,617	69,016
Total Investment Securities	419,013	435,166	431,366

Loans	1,190,872	1,212,718	1,215,173
Less: Allowance for Loan Losses	32,006	29,813	25,818
Loans, Net	1,158,866	1,182,905	1,189,355
Premises and Equipment, Net	24,545	24,887	24,469
Bank Owned Life Insurance	45,125	43,759	43,317
Interest Receivable and Other Assets	66,604	59,665	46,468
Total Assets	$1,776,886	$1,781,014	$1,764,911

Liabilities
Deposits:
Demand	$336,108	$324,073	$283,169
Interest Bearing Transaction	166,450	180,570	162,454
Savings and Money Market	407,660	414,285	433,613
Time	590,193	579,196	617,793
Total Deposits	1,500,411	1,498,124	1,497,029

Securities Sold Under Agreement to Repurchase	60,000	60,000	60,000
Federal Home Loan Bank Advances	606	20,149	663
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	29,241	27,704	31,175
Total Liabilities	1,600,568	1,616,287	1,599,177

Shareholders’ Equity
Common Stock	8	8	8
Additional Paid-In Capital	76,198	76,198	76,386
Retained Earnings	95,855	83,767	83,549
Accumulated Other Comprehensive Gain	4,257	4,754	5,791
Total Shareholders’ Equity	176,318	164,727	165,734
Total Liabilities & Shareholders’ Equity	$1,776,886	1,781,014	$1,764,911
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest Income
Interest and Fees on Loans	$18,342	$18,931	$54,480	$56,238
Interest on Federal Funds Sold and Securities Purchased Under Agreements to Resell	32	10	68	78
Interest on Investment Securities:
Taxable	1,917	3,412	6,729	10,373
Tax-Exempt	677	722	2,084	2,201
Total Interest Income	20,968	23,075	63,361	68,890
Interest Expense
Deposits	1,757	3,164	5,472	11,436
Borrowed Funds	550	552	1,634	1,637
Subordinated Debentures	88	90	250	315
Total Interest Expense	2,395	3,806	7,356	13,388

Net Interest Income	18,573	19,269	56,005	55,502
Provision for Loan Losses	1,315	2,215	10,550	10,345
Net Interest Income After Provision for Loan Losses	17,258	17,054	45,455	45,157

Non-Interest Income
Service Charges on Deposit Accounts	1,680	1,840	4,964	5,183
Net Gain on Investment Securities	4	510	2,857	2,982
Increase in Cash Surrender Value of Life Insurance	462	444	1,366	1,352
Debit Card and ATM Fees	680	585	1,930	1,662
Net Gain on Non-Qualified Deferred Compensation Plan Investments	998	790	463	1,197
Other	484	360	1,513	1,400
Total Non-Interest Income	4,308	4,529	13,093	13,776

Non-Interest Expense
Salaries & Employee Benefits	7,067	7,237	21,403	21,637
Net Gain on Non-Qualified Deferred Compensation Plan Investments	998	790	463	1,197
Occupancy	684	719	1,984	2,098
Equipment	689	567	1,948	1,917
ORE Holding Costs	268	603	763	1,269
FDIC Insurance	496	195	1,804	1,996
Other	1,428	1,566	4,464	5,056
Total Non-Interest Expense	11,630	11,677	32,829	35,170

Income Before Income Taxes	9,936	9,906	25,719	23,763
Provision for Income Taxes	3,727	3,728	9,453	8,575
Net Income	$6,209	$6,178	$16,266	$15,188
Earnings Per Share	$7.95	$7.90	$20.83	$19.39
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months		Nine Months
	Ended Sept 30,		Ended Sept 30,
	2010	2009	2010	2009
Net Income	$6,209	$6,178	$16,266	$15,188

Other Comprehensive Loss -

Unrealized Gains on Securities:
Unrealized holding (losses) gains arising during the period, net of income tax provision of $(462) and $1,436 for the quarters ended September 30, 2010 and 2009, respectively, and of $840 and $1,349 for the nine months ended September 30, 2010 and 2009, respectively.	(636)	1,979	1,159	1,859

Reclassification adjustment for realized gains included in net income, net of related income tax effects of $(1) and $(215) for the quarters ended September 30, 2010 and 2009, respectively, and of $(1,201) and $(1,254) for the nine months ended September 30, 2010 and 2009, respectively.	(3)	(295)	(1,656)	(1,728)
Total Other Comprehensive (Loss) Gain	(639)	1,684	(497)	131

Comprehensive Income	$5,570	$7,862	$15,769	$15,319
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands except share data)					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders’
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2008	786,960	$8	$78,527	$72,350	$5,660	$156,545
Net Income		—	—	15,188	—	15,188
Cash Dividends Declared on						—
Common Stock		—	—	(3,989)	—	(3,989)
Repurchase of Stock	(5,555)	—	(2,141)	—	—	(2,141)
Change in Net Unrealized Gain on Securities Available for Sale		—	—	—	131	131
Balance, September 30, 2009	781,405	$8	$76,386	$83,549	$5,791	$165,734

Balance, December 31, 2009	780,944	$8	$76,198	$83,767	$4,754	$164,727
Net Income		—	—	16,266	—	16,266
Cash Dividends Declared on						—
Common Stock		—	—	(4,178)	—	(4,178)
Change in Net Unrealized Gain on Securities Available for Sale		—	—	—	(497)	(497)
Balance, September 30, 2010	780,944	$8	$76,198	$95,855	$4,257	$176,318
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)	Nine Months Ended
	Sept 30,	Sept 30,
	2010	2009
Operating Activities:
Net Income	$16,266	$15,188
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Loan Losses	10,550	10,345
Depreciation and Amortization	1,414	1,418
Net Accretion of Investment Security Discounts & Premium	(611)	(2,691)
Net Gain on Investment Securities	(2,857)	(2,982)
Net Gain on Sale of Property & Equipment	(19)	(10)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(7,943)	(8,929)
Net Increase in Interest Payable and Other Liabilities	1,537	6,998
Net Cash Provided by Operating Activities	18,337	19,337

Investing Activities:
Securities Available-for-Sale:
Purchased	(209,449)	(217,825)
Sold, Matured or Called	226,582	153,224
Securities Held-to-Maturity:
Purchased	—	(50)
Matured or Called	1,629	2,913
Net Loans Originated or Acquired	13,329	(42,545)
Principal Collected on Loans Previously Charged Off	160	175
Net Additions to Premises and Equipment	(1,074)	(4,237)
Proceeds from Sale of Property and Equipment	21	13
Net Cash Provided by (Used in) Investing Activities	31,198	(108,332)

Financing Activities:
Net (Decrease) Increase in Demand, Interest-Bearing Transaction, and Savings Accounts	(8,710)	59,984
Increase in Time Deposits	10,997	4,343
Net Decrease in Federal Home Loan Bank Advances	(19,543)	(40)
Cash Dividends	(4,178)	(3,989)
Stock Repurchases	—	(2,141)
Net Cash (Used in) Provided by Financing Activities	(21,434)	58,157

Increase (Decrease) in Cash and Cash Equivalents	28,101	(30,838)

Cash and Cash Equivalents at Beginning of Period	34,632	60,774
Cash and Cash Equivalents at End of Period	$62,733	$29,936
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

Certain amounts in the prior years’ financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation. These reclassifications have no effect on previously reported income.

Segment Reporting
The “Segment Reporting” topic of the FASB Accounting Standards Codification requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a holding company for a community bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernable lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Therefore, the Company only reports one segment.

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

	Amortized	Gross Unrealized		Fair/Book
September 30, 2010 (in thousands)	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$205,177	$582	$36	$205,723
Obligations of States and Political Subdivisions	6,416	—	—	6,416
Mortgage Backed Securities	125,567	6,800	—	132,367
FHLB Stock	6,213	—	—	6,213
Other	310	—	—	310
Total	$343,683	$7,382	$36	$351,029

	Amortized	Gross Unrealized		Fair/Book
December 31, 2009 (in thousands)	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$135,958	$277	$67	$136,168
Obligations of States and Political Subdivisions	8,362	3	—	8,365
Mortgage Backed Securities	207,335	8,142	150	215,327
FHLB Stock	5,379	—	—	5,379
Other	310	—	—	310
Total	$357,344	$8,422	$217	$365,549

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows:

	Book	Gross Unrealized		Fair
September 30, 2010 (in thousands)	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$63,471	$2,777	$—	$66,248
Mortgage Backed Securities	2,524	118	—	2,642
Other	1,989	—	—	1,989
Total	$67,984	$2,895	$—	$70,879

	Book	Gross Unrealized		Fair
December 31, 2009 (in thousands)	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$64,044	$1,437	$109	$65,372
Mortgage Backed Securities	3,583	65	—	3,648
Other	1,990	—	—	1,990
Total	$69,617	$1,502	$109	$71,010

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The remaining principal maturities of debt securities as of September 30, 2010 are shown in the following tables. Mortgage-Backed Securities are presented based on expected maturities. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available-for-Sale September 30, 2010 (in thousands)	Within 1 Year	After 1 but Within 5	After 5 but Within 10	Over 10 years	Total Fair Value
Securities of U.S. Government Agencies	—	197,255	8,468	—	205,723
Obligations of States and Political Subdivisions	—	—	—	6,416	6,416
Mortgage Backed Securities	—	—	27,858	104,509	132,367
Other	6,523	—	—	—	6,523
Total	6,523	197,255	36,326	110,925	351,029

Securities Held-to-Maturity September 30, 2010 (in thousands)	Within 1 Year	After 1 but Within 5	After 5 but Within 10	Over 10 years	Total Book Value
Obligations of States and Political Subdivisions	801	6,470	43,974	12,225	63,470
Mortgage Backed Securities	—	2,525	—	—	2,525
Other	—	—	8	1,981	1,989
Total	801	8,995	43,982	14,206	67,984

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2010 (in thousands)	Value	Loss	Value	Loss	Value	Loss
Obligations of States and Political Subdivisions	18,381	36	—	—	18,381	36
Total	18,381	36	—	—	18,381	36

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009 (in thousands)	Value	Loss	Value	Loss	Value	Loss
Securities of U.S. Government Agencies	$39,926	$67	$—	$—	$39,926	$67
Obligations of States and Political Subdivisions	4,681	109	—	—	4,681	109
Mortgage Backed Securities	16,158	150	—	—	16,158	150
Total	$60,765	$326	$—	$—	$60,765	$326

As of September 30, 2010, the Company held 200 investment securities of which 4 were in a loss position for less than twelve months.  No securities were in a loss position for twelve months or more.  Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.  Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

As of September 30, 2010, securities carried at $331.6 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law.  This amount at December 31, 2009, was $282.8 million.

Securities of U.S. Government Agencies and Obligations of States and Political Subdivisions
The unrealized losses on the Company’s investments in securities of U.S. government agencies and obligations of states and political subdivisions were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Mortgage Backed Securities
The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

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

The following table summarizes the book value and estimated fair value of financial instruments as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value
ASSETS:
Cash and Cash Equivalents	$62,733	$62,733	$34,632	$34,632
Investment Securities Held-to-Maturity	67,984	70,628	69,617	71,010
Investment Securities Available-for-Sale	351,029	351,029	365,549	365,549
Loans, Net of Deferred Loan Fees & Allowance	1,190,872	1,222,499	1,212,718	1,229,849
Bank Owned Life Insurance	45,125	45,125	43,759	43,759
Accrued Interest Receivable	8,150	8,150	7,216	7,216
LIABILITIES:
Deposits:
Non-Interest Bearing	336,108	336,108	324,073	324,073
Interest-Bearing	1,164,303	1,166,661	1,174,051	1,175,619
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,606	65,403	80,149	81,931
Subordinated Debentures	10,310	4,777	10,310	4,061
Accrued Interest Payable	1,434	1,434	1,555	1,555

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

Fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above.

Fair Value Measurements

The Company follows the “Fair Value Measurement and Disclosures” topic of the FASB, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

Securities classified as available-for-sale are reported at fair value on a recurring basis utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. Otherwise, the Company records the impaired loan as nonrecurring Level 3.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At September 30, 2010, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Securities of U.S. Government Agencies	$205,723	$—	$205,723	$—
Obligations of States and Political Subdivisions	6,416	—	6,416	—
Mortgage Backed Securities	132,367	—	132,367	—
FHLB Stock	6,213	—	6,213	—
Other	310	—	310	—
Total Assets Measured at Fair Value On a Recurring Basis	$351,029	$—	$351,029	$—

		Fair Value Measurements At December 31, 2009, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Securities of U.S. Government Agencies	$136,168	$—	$136,168	$—
Obligations of States and Political Subdivisions	8,365	—	8,365	—
Mortgage Backed Securities	215,327	—	215,327	—
FHLB Stock	5,379	—	5,379	—
Other	310	—	310	—
Total Assets Measured at Fair Value On a Recurring Basis	$365,549	$—	$365,549	$—

		Fair Value Measurements At September 30, 2009, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Securities of U.S. Government Agencies	$105,640	$—	$105,640	$—
Obligations of States and Political Subdivisions	8,407	—	8,407	—
Mortgage Backed Securities	238,815	—	238,815	—
FHLB Stock	5,378	—	5,378	—
Other	4,110	—	4,110	—
Total Assets Measured at Fair Value On a Recurring Basis	$362,350	$—	$362,350	$—

The following tables present information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At September 30, 2010, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans	$3,068	$—	$3,068	$—	(2,225)
Other Real Estate	9,510	—	9,510	—	(200)
Total Assets Measured at Fair Value On a Non-Recurring Basis	$12,578	$—	$12,578	$—	$(2,425)

Impaired loans where an allowance was established were $5.4 million with an allowance for loan losses of $2.4 million. Impaired loans are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses. Total losses of $2.2 million represent reserve for loan loss related to impaired loans recognized during the quarter ended September 30, 2010.

 ORE was $12.9 million with a valuation allowance of $3.4 million. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income. Total losses of $200,000 represent the impairment charged to the Consolidated Statements of Income during the quarter ended September 30, 2010.

		Fair Value Measurements At December 31, 2009, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans	$1,419	$—	$1,419	$—	$(1,368)
Other Real Estate	8,418	—	8,418	—	(1,034)
Total Assets Measured at Fair Value On a Non-Recurring Basis	$9,837	$—	$9,837	$—	$(2,402)

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

		Fair Value Measurements At September 30, 2009, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Impaired Loans	$6,049	$—	$6,049	$—	$(1,276)
Other Real Estate	3,784	—	3,784	—	(538)
Total Assets Measured at Fair Value On a Non-Recurring Basis	$9,833	$—	$9,833	$—	$(1,814)

Impaired loans where an allowance was established were $7.1 million with an allowance for loan losses of $1.0 million. Impaired loans are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses. Total losses of $1.3 million represent charge-offs and reserve for loan loss related to impaired loans recognized during the quarter ended September 30, 2009.

ORE was $6.9 million with a valuation allowance of $3.1 million. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income. Total losses of $538,000 represent the impairment charged to the Consolidated Statements of Income during the quarter ended September 30, 2009.

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

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the earnings per share for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(net income in thousands)	2010	2009	2010	2009
Net Income	$6,209	$6,178	$16,266	$15,188
Average Number of Common Shares Outstanding	780,944	781,878	780,944	783,298
Per Share Amount	$7.95	$7.90	$20.83	$19.39

5. Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 3. Fair Value Measurement. These new disclosure requirements have been adopted by the Company with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this ASU that have been adopted, the adoption of this standard did not have a material impacted on the Company’s financial position, results of operations, cash flows, or disclosures.  Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

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

In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets, which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 166.  This update reflects the Board’s response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis; (2) clarifies when a transferred asset is considered legally isolated from the transferor; (3) modifies the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets; and (4) provides guidance on when a portion of a financial asset can be derecognized.  This update is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  This standard was adopted January 1, 2010 and did not have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

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

 Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2010.  This analysis should be read in conjunction with our 2009 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

For the three and nine months ended September 30, 2010, Farmers & Merchants Bancorp reported net income of $6,209,000 and $16,266,000, earnings per share of $7.95 and $20.83 and return on average assets of 1.40% and 1.24%, respectively. Return on average shareholders’ equity was 14.38% and 12.72% for the three and nine months ended September 30, 2010.

For the three and nine months ended September 30, 2009, Farmers & Merchants Bancorp reported net income of $6,178,000 and $15,188,000, earnings per share of $7.90 and $19.39 and return on average assets of 1.39% and 1.17%, respectively. Return on average shareholders’ equity was 15.40% and 12.62% for the three and nine months ended September 30, 2009.

Factors impacting the Company’s earnings performance in the first nine months of 2010 as compared to the same period last year were: (1) a $503,000 increase in net interest income due to a $11.4 million increase in average earnings assets; (2) a $506,000 decrease in ORE holding costs; (3) a $268,000 increase in Debit Card and ATM fees; (4) a $125,000 decrease in gain on investment securities; and (5) a $205,000 increase in the provision for loan losses.

The following is a summary of the financial results for the nine month period ended September 30, 2010 compared to September 30, 2009.

●	Net income increased 7.1% to $16.3 million from $15.2 million.

●	Earnings per share increased 7.5% to $20.83 from $19.39.

●	Total assets increased 0.7% to $1.8 billion.

●	Total loans decreased 2.0% to $1.2 billion.

●	Allowance for loan losses increased 24.0% to $32.0 million.

●	Total deposits increased 0.2% to $1.5 billion.

Results of Operations

This section discusses material changes in the Company’s income statement for the three and nine month periods ended September 30, 2010 as compared to the three and nine month periods ended September 30, 2009.

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company’s average balance sheets and volume and rate analysis for the three and nine month periods ended September 30, 2010 and 2009.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended Sept 30, 2010			Three Months Ended Sept 30, 2009
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold	$50,713	$32	0.25%	$15,380	$10	0.26%
Investment Securities Available-for-Sale:
U.S. Agencies	182,381	557	1.22%	102,562	461	1.80%
Municipals - Non-Taxable	6,425	123	7.63%	8,538	163	7.63%
Mortgage Backed Securities	130,993	1,312	4.01%	242,640	2,872	4.73%
Other	4,425	9	0.67%	15,159	29	2.17%
Total Investment Securities Available-for-Sale	324,224	2,001	2.47%	368,899	3,525	3.82%

Investment Securities Held-to-Maturity:
Municipals - Non-Taxable	63,501	904	5.69%	63,821	918	5.75%
Mortgage Backed Securities	2,731	26	3.81%	4,163	40	3.84%
Other	1,989	12	2.41%	1,990	10	2.01%
Total Investment Securities Held-to-Maturity	68,221	942	5.52%	69,974	968	5.53%

Loans:
Real Estate	711,403	11,314	6.31%	704,804	12,138	6.83%
Home Equity	62,578	917	5.81%	65,562	395	2.39%
Agricultural	229,041	3,458	5.99%	215,094	3,246	5.99%
Commercial	172,754	2,518	5.78%	198,207	2,947	5.90%
Consumer	8,856	132	5.91%	10,586	201	7.53%
Municipal	248	3	4.80%	1,154	4	1.38%
Total Loans	1,184,880	18,342	6.14%	1,195,407	18,931	6.28%
Total Earning Assets	1,628,038	$21,316	5.19%	1,649,660	$23,434	5.64%

Unrealized Loss on Securities Available-for-Sale	8,281			7,720
Allowance for Loan Losses	(31,857)			(25,543)
Cash and Due From Banks	31,131			30,656
All Other Assets	136,821			111,768
Total Assets	$1,772,414			$1,774,261

Liabilities & Shareholders’ Equity
Interest Bearing Deposits:
Interest Bearing DDA	$169,961	$47	0.11%	$159,035	$88	0.22%
Savings and Money Market	442,100	488	0.44%	413,536	605	0.58%
Time Deposits	575,010	1,222	0.84%	667,891	2,471	1.47%
Total Interest Bearing Deposits	1,187,071	1,757	0.59%	1,240,462	3,164	1.01%
Securities Sold Under Agreement to Repurchase	60,000	541	3.58%	60,000	541	3.58%
Other Borrowed Funds	615	9	5.81%	3,566	11	1.22%
Subordinated Debentures	10,310	88	3.39%	10,310	90	3.46%
Total Interest Bearing Liabilities	1,257,996	$2,395	0.76%	1,314,338	$3,806	1.15%
Interest Rate Spread			4.44%			4.49%
Demand Deposits (Non-Interest Bearing)	303,363			272,875
All Other Liabilities	38,340			26,566
Total Liabilities	1,599,699			1,613,779

Shareholders’ Equity	172,715			160,482
Total Liabilities & Shareholders’ Equity	$1,772,414			$1,774,261
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.17%			0.23%
Net Interest Income and Margin on Total Earning Assets		18,921	4.61%		19,628	4.72%
Tax Equivalent Adjustment		(348)			(359)
Net Interest Income		$18,573	4.53%		$19,269	4.63%
Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount in the amount of $269,000 and $453,000 for the quarters ended September 30, 2010 and 2009, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Nine Months Ended Sept. 30, 2010			Nine Months Ended Sept. 30, 2009
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold	$38,469	$68	0.24%	$41,449	$78	0.25%
Investment Securities Available-for-Sale:
U.S. Agencies	162,551	1,762	1.45%	42,359	557	1.75%
Municipals - Non-Taxable	6,937	395	7.59%	9,467	536	7.55%
Mortgage Backed Securities	151,470	4,819	4.24%	252,026	9,609	5.08%
Other	4,046	21	0.69%	9,860	38	0.51%
Total Investment Securities Available-for-Sale	325,004	6,997	2.87%	313,712	10,740	4.56%

Investment Securities Held-to-Maturity:
Municipals - Non-Taxable	63,828	2,761	5.77%	64,218	2,761	5.73%
Mortgage Backed Securities	3,065	88	3.83%	4,555	131	3.83%
Other	1,989	38	2.55%	1,991	38	2.54%
Total Investment Securities Held-to-Maturity	68,882	2,887	5.59%	70,764	2,930	5.52%

Loans:
Real Estate	717,662	33,981	6.33%	689,515	34,537	6.70%
Home Equity	64,006	2,814	5.88%	65,874	2,392	4.85%
Agricultural	213,746	9,597	6.00%	209,398	9,577	6.11%
Commercial	177,981	7,660	5.75%	201,356	9,124	6.06%
Consumer	9,478	418	5.90%	10,878	597	7.34%
Municipal	250	10	5.35%	1,094	11	1.34%
Total Loans	1,183,123	54,480	6.16%	1,178,115	56,238	6.38%
Total Earning Assets	1,615,478	$64,432	5.33%	1,604,040	$69,986	5.83%

Unrealized Gain (Loss) on Securities Available-for-Sale	7,746			9,163
Allowance for Loan Losses	(32,205)			(22,382)
Cash and Due From Banks	29,419			31,907
All Other Assets	132,547			106,904
Total Assets	$1,752,985			$1,729,632

Liabilities & Shareholders’ Equity
Interest Bearing Deposits:
Interest Bearing DDA	$173,174	$171	0.13%	$149,747	$224	0.20%
Savings and Money Market	439,899	1,518	0.46%	382,634	2,021	0.71%
Time Deposits	572,966	3,783	0.88%	670,271	9,191	1.83%
Total Interest Bearing Deposits	1,186,039	5,472	0.62%	1,202,652	11,436	1.27%
Securities Sold Under Agreement to Repurchase	60,000	1,606	3.58%	60,000	1,606	3.58%
Other Borrowed Funds	1,432	28	2.61%	1,985	31	2.09%
Subordinated Debentures	10,310	250	3.24%	10,310	315	4.08%
Total Interest Bearing Liabilities	1,257,781	$7,356	0.78%	1,274,947	$13,388	1.40%
Interest Rate Spread			4.55%			4.43%
Demand Deposits (Non-Interest Bearing)	293,554			269,570
All Other Liabilities	31,108			24,615
Total Liabilities	1,582,443			1,569,132

Shareholders’ Equity	170,542			160,500
Total Liabilities & Shareholders’ Equity	$1,752,985			$1,729,632
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.17%			0.29%
Net Interest Income and Margin on Total Earning Assets		57,076	4.72%		56,598	4.72%
Tax Equivalent Adjustment		(1,071)			(1,096)
Net Interest Income		$56,005	4.64%		$55,502	4.63%
Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount in the amount of $714.000 and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended			Nine Months Ended
	Sept. 30, 2010 compared to Sept. 30, 2009			Sept. 30, 2010 compared to Sept. 30, 2009
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Federal Funds Sold	$22	$—	$22	$(10)	$—	$(10)
Investment Securities Available for Sale
U.S. Agencies	278	(182)	96	1,319	(114)	1,205
Municipals - Non-Taxable	(40)	—	(40)	(144)	3	(141)
Mortgage Backed Securities	(1,169)	(391)	(1,560)	(3,385)	(1,405)	(4,790)
Other	(10)	(10)	(20)	(27)	10	(17)
Total Investment Securities Available for Sale	(941)	(583)	(1,524)	(2,237)	(1,506)	(3,743)

Investment Securities Held to Maturity
Municipals - Non-Taxable	(4)	(10)	(14)	(17)	17	—
Mortgage Backed Securities	(14)	—	(14)	(43)	—	(43)
Other	—	2	2	—	—	—
Total Investment Securities Held to Maturity	(18)	(8)	(26)	(60)	17	(43)

Loans:
Real Estate	111	(935)	(824)	1,381	(1,937)	(556)
Home Equity	(18)	540	522	(70)	492	422
Agricultural	211	1	212	198	(178)	20
Commercial	(372)	(57)	(429)	(1,022)	(442)	(1,464)
Consumer	(30)	(39)	(69)	(70)	(109)	(179)
Other	(5)	3	(2)	(1)	—	(1)
Total Loans	(103)	(487)	(590)	416	(2,174)	(1,758)
Total Earning Assets	(1,040)	(1,078)	(2,118)	(1,891)	(3,663)	(5,554)

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	6	(47)	(41)	31	(84)	(53)
Savings and Money Market	39	(156)	(117)	272	(775)	(503)
Time Deposits	(308)	(941)	(1,249)	(1,183)	(4,225)	(5,408)
Total Interest Bearing Deposits	(263)	(1,144)	(1,407)	(880)	(5,084)	(5,964)
Securities Sold Under Agreement to Repurchase	—	—	—	—	—	—
Other Borrowed Funds	(15)	13	(2)	(10)	7	(3)
Subordinated Debentures	—	(2)	(2)	—	(65)	(65)
Total Interest Bearing Liabilities	(278)	(1,133)	(1,411)	(890)	(5,142)	(6,032)
Total Change	$(762)	$55	$(707)	$(1,001)	$1,479	$478
Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total “net change”. The above figures have been rounded to the nearest whole number.

3rd Quarter 2010 vs. 3rd Quarter 2009
Net interest income for the third quarter of 2010 decreased 3.6% or $696,000 to $18.6 million. On a fully taxable equivalent basis, net interest income decreased 3.6% and totaled $18.9 million for the third quarter of 2010. As more fully discussed below, the decrease in net interest income was due to both a decrease in the net interest margin and a decrease in earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended September 30, 2010, the Company’s net interest margin was 4.61% compared to 4.72% for the quarter ended September 30, 2009.

Loans, generally the Company’s highest earning assets, decreased $24.3 million as of September 30, 2010 compared to September 30, 2009. See “Financial Condition – Loans” for further discussion on this decrease. On an average balance basis, loans decreased by $10.5 million for the quarter ended September 30, 2010. Loans increased from 72.5% of average earning assets at September 30, 2009 to 72.8% at September 30, 2010. The year-to-date yield on the loan portfolio declined to 6.14% for the quarter ended September 30, 2010, compared to 6.28% for the quarter ended September 30, 2009. The decrease in average balances and yield resulted in interest revenue from loans decreasing 3.1% to $18.3 million for quarter ended September 30, 2010. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans, the yield earned on investments is generally less than that of loans. Average investment securities totaled $392.4 million for the quarter ended September 30, 2010, a decrease of $46.4 million compared to the average balance for the quarter ended September 30, 2009. The Company has used the cash flow from investment securities to fund a planned run-down in high cost time deposits in order to protect net interest margin. (See “Deposits). Interest income on securities decreased $1.6 million to $2.9 million for the quarter ended September 30, 2010, compared to $4.5 million for the quarter ended September 30, 2009. The average investment portfolio yield, on a tax equivalent (TE) basis, was 3.0% for the quarter ended September 30, 2010, compared to 4.1% for the quarter ended September 30, 2009. This decrease in yield was due to: (1) the sale of higher yielding mortgage-backed securities and the Company’s decision to shorten the maturities of new investment purchases to protect against future increases in market interest rates. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2010; and (2) the decrease in yield over the past 12 months on shorter term U.S. Agency securities. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Overnight investments in Federal Funds Sold are an additional earning asset available to the Company. Historically, in order to earn interest on excess cash balances banks had to “sell” these balances (called “Federal Funds Sold”) on an overnight basis to other banks. However, in late 2008 the FRB began paying interest on the deposits that banks maintained in their FRB accounts (which are also classified as Federal Funds Sold on the Company’s balance sheets) providing an essentially risk-free alternative for earning interest on overnight cash balances. These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008. Average Federal Funds Sold (which includes interest earning balances at the FRB) for the quarter ended September 30, 2010, was $50.7 million, an increase of $35.3 million compared to the average balance for the quarter ended September 30, 2009. Interest income on Federal Funds Sold for the quarter ended September 30, 2010, increased $22,000 to $32,000 compared to the quarter ended September 30, 2009. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2010.

Average interest-bearing sources of funds decreased $56.3 million or 4.3% during the third quarter of 2010. Of that decrease: (1) interest-bearing deposits decreased $53.3 million; (2) securities sold under agreement to repurchase remained unchanged (see “Financial Condition - Securities Sold Under Agreement to Repurchase”); (3) Federal Home Loan Bank (“FHLB”) Advances decreased $3.0 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (4) subordinated debt remained unchanged.

The $53.3 million decrease in average interest-bearing deposits was primarily in time deposits, which declined $92.9 million compare to the third quarter of 2009, as lower cost interest bearing DDA and Savings increased by $39.5 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $1.8 million for the third quarter of 2010 as compared to $3.2 million for the third quarter of 2009. From September 2007 through December 2008, the FRB lowered market rates by 5.00%, and as a result the average rate paid on interest-bearing deposits declined to 0.59% for the third quarter of 2010 from 1.01% for the third quarter of 2009. The Company anticipates that this decline in deposit rates, if any, will be much more modest in future quarters.

Nine Months Ending September 30, 2010 vs. Nine Months Ending September 30, 2009
During the first nine months of 2010, net interest income increased 0.9% to $56.0 million, compared to $55.5 million at September 30, 2009. On a fully taxable equivalent basis, net interest income increased 0.84% and totaled $57.1 million at September 30, 2010, compared to $56.6 million at September 30, 2009. The increase in net interest income was due to an increase in average earning assets.

For the nine months ended September 30, 2010 and 2009, the Company’s net interest margin was 4.72%.

The average balance of loans increased by $5.0 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The yield on the loan portfolio decreased 22 basis points to 6.16% for the nine months ended September 30, 2010 compared to 6.38% for the nine months ended September 30, 2009. This decrease in yield, partially offset by an increase in average balances, resulted in interest income from loans decreasing 3.1% or $1.8 million for the first nine months of 2010.

Average investment securities were $393.9 million for the nine months ended September 30, 2010 compared to $384.5 million for the same period in 2009. The average yield (TE) for the nine months ended September 30, 2010 was 3.35% compared to 4.74% for the nine months ended September 30, 2009. The increase in volume was offset by the decrease in yield, resulting in a decrease in interest income of $3.8 million or 27.7%, for the nine months ended September 30, 2010.

Overnight investments in Federal Funds Sold are an additional earning asset available to the Company. Historically, in order to earn interest on excess cash balances banks had to “sell” these balances (called “Federal Funds Sold”) on an overnight basis to other banks. However, in late 2008 the FRB began paying interest on the deposits that banks maintained in their FRB accounts (which are also classified as Federal Funds Sold on the Company’s balances sheet) providing an essentially risk-free alternative for earning interest on overnight cash balances. These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008. Average Federal Funds Sold (which includes interest earning balances at the FRB) for the nine months ended September 30, 2010, was $38.5 million, a decrease of $3.0 million compared to the average balance for the nine months ended September 30, 2009. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2010.

Average interest-bearing liabilities decreased $17.2 million or 1.4% during the nine months ended September 30, 2010. Of that decrease: (1) interest-bearing deposits decreased $16.6 million; (2) FHLB Advances decreased $553,000; (3) securities sold under agreement to repurchase and subordinated debt remained unchanged.

The $16.6 million decrease in average interest-bearing deposits was primarily in time deposits, which declined $97.3 million since the third quarter of 2009, as lower cost interest bearing DDA and Savings increased by $80.7 million.. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $5.5 million for the first nine months of 2010 as compared to $11.4 million for the first nine months of 2009. The average rate paid on interest-bearing deposits was 0.62% in the first nine months of 2010 and 1.27% in the first nine months of 2009. In September 2007 the FRB began lowering short-term market interest rates and has continued to keep these rates very low. Since most of the Company’s interest bearing deposits are priced off of short-term market rates, the Company is benefiting from the impact of these lower market rates. The Company anticipates that this decline in deposit rates, if any, will be much more modest in the remainder of 2010.

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

Changes in the provision for loan losses between periods are the result of management’s evaluation, based upon information currently available, of the adequacy of the allowance for loan losses relative to factors such as the credit quality of the loan portfolio, loan growth, current loan losses, and the prevailing economic climate and its effect on borrowers’ ability to repay loans in accordance with the terms of the notes. Over the past three years, the Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down over 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels are well above 10% in many areas. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of September 30, 2010, compare very favorably to our peers, no significant recovery has yet begun in our local markets and this has resulted in increasing borrower stress. Accordingly, during the second quarter of 2009, management and the Board of Directors began significantly increasing the Company’s loan loss allowance and, as of September 30, 2010, the balance was $32.0 million or 2.69% of total loans. This represents a $6.2 million or 24.0% increase over September 30, 2009. The majority of the increase in the allowance has been allocated to Commercial Real Estate Loans. See the Allowance Allocation table located in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2009 Annual Report on Form 10-K.

The provision for loan losses totaled $10.5 million for the first nine months of 2010 compared to $10.3 million for the first nine months of 2009. Net charge-offs through September 30, 2010 were $8.5 million compared to $4.5 million in the first nine months of 2009. The increase in net charge-offs was primarily related to two restructured loans. See “Financial Condition – Classified Loans and Non-Performing Assets.” Net charge-offs represented 0.72% of average loans at September 30, 2010, a level that, in management’s opinion, compares favorably to most of the Company’s peers at the present time. See “Overview – Looking Forward: 2010 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2009 Annual Report on Form 10-K.

The allowance for loan losses was $32.0 million or 2.68% of total loan balances at September 30, 2010 compared to $25.8 million or 2.12% of total loan balances at September 30, 2009. As of December 31, 2009, the allowance for loan losses was $29.8 million, which represented 2.45% of the total loan balance. After reviewing all factors above, management concluded that the allowance for loan losses as of September 30, 2010 was adequate. See the following table for allowance for loan loss activity for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Balance at Beginning of Period	$31,403	$25,454	$29,813	$20,034
Provision Charged to Expense	1,315	2,215	10,550	10,345
Recoveries of Loans Previously Charged Off	39	56	160	175
Loans Charged Off	(751)	(1,907)	(8,517)	(4,736)
Balance at End of Period	$32,006	$25,818	$32,006	$25,818

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plan investments; and (6) fees from other miscellaneous business services.

3rd Quarter 2010 vs. 3rd Quarter 2009
Non-interest income decreased $221,000 or 4.9% for the three months ended September 30, 2010, compared to the same period of 2009. This decrease was primarily comprised of: (1) a $506,000 decrease in gain on investment securities; and (2) a $160,000 decrease in service charges on deposit accounts primarily related to NSF fees. These decreases were partially offset by a $208,000 increase in net gain on non-qualified deferred compensation plan investments.

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

Nine Months Ending September 30, 2010 vs. Nine Months Ending September 30, 2009
Non-interest income decreased $683,000 or 5.0% for the nine months ended September 30, 2010 compared to the same period of 2009. This decrease was primarily comprised of: (1) a $219,000 decrease in service charges on deposit accounts primarily related to NSF fees; (2) a $125,000 decrease in gain on investment securities; and (3) a $734,000 decrease in net gain on non-qualified deferred compensation plan investments. These decreases were partially offset by a $268,000 increase in debit card and ATM fees.

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

3rd Quarter 2010 vs. 3rd Quarter 2009
Non-interest expense decreased $47,000 or 0.4% for the three months ended September 30, 2010, compared to the same period of 2009. This decrease was primarily comprised of: (1) a $170,000 decrease in salaries & employee benefits primarily related to reduced staffing and decreased expenses for security guards; and (2) a $335,000 decrease in ORE holding costs. These decreases were partially offset by: (1) a $208,000 increase in net gain on non-qualified deferred compensation plan investments; and (2) a $301,000 increase in FDIC insurance premium expense.

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

Nine Months Ending September 30, 2010 vs. Nine Months Ending September 30, 2009
Non-interest expense decreased $2.3 million or 6.7% for the nine months ended September 30, 2010, compared to the same period of 2009. This decrease was primarily comprised of: (1) a $234,000 decrease in salaries & employee benefits primarily related to reduced staffing and decreased expenses for security guards; (2) a $463,000 gain on deferred compensation investments during the first nine months of 2010 as compared to a $1.2 million gain during the same period in 2009; (3) a $506,000 decrease in ORE holding costs; (4) a $192,000 decrease in FDIC insurance premiums; and (5) a $592,000 decrease in other non-interest expense primarily related to reduced advertising expenses.

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

Income Taxes
The provision for income taxes increased to $3.7 million for the third quarter of 2010. The Company’s effective tax rate decreased for the third quarter of 2010 and was 37.5% compared to 37.6% for the same period in 2009.

The provision for income taxes increased 10.2% to $9.5 million for the first nine months of 2010. The Company’s effective tax rate increased for the first nine months of 2010 and was 36.8% compared to 36.1% for the same period in 2009.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet for the nine month period ending September 30, 2010 as compared to the year ended December 31, 2009 and to the nine month period ending September 30, 2009. As previously discussed (see “Overview”) the Company’s financial condition is influenced by the seasonal banking needs of its agricultural customers.

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans. The debt securities in the Company’s investment portfolio have historically been comprised primarily of Mortgage-backed securities issued by federal government-sponsored entities, U.S. Government Agencies and high grade bank-qualified municipals.

The Company’s investment portfolio at September 30, 2010 was $419.0 million, a decrease of $16.2 million since December 31, 2009 and $12.4 million since September 30, 2009.

Beginning in the 2nd quarter of 2009 the Company realized that the yields that could be obtained by investing in short-term agency securities or Fed Funds was below the marginal rate that local banks were paying on time deposits.  Accordingly, in order to improve our net interest margin, the Company adopted an explicit strategy to reduce the rate paid on non-relationship time deposits and use the cash flow being generated from the investment portfolio to help fund the resulting time deposit outflow.  See “Deposits” for additional details regarding this strategy.

The mix of the investment portfolio has also changed over the past year. To protect against anticipated increases in market interest rates, the Company has reduced the weighted average maturity on its investment portfolio by selling mortgage-backed securities and reinvesting in lower yielding, shorter term U.S. agency securities.

The Company’s total investment portfolio currently represents 23.6% of the Company’s total assets as compared to 24.4% at December 31, 2009 and 24.4% at September 30, 2009.

Not included in the investment portfolio are overnight investments in Federal Funds Sold. In late 2008, the FRB began paying interest on the deposits that banks maintained in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest.  Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during the first nine months of 2010. Average Federal Funds Sold (including interest earning balances at the FRB) for the nine-months ended September 30, 2010, was $38.5 million compared to $41.4 million for the nine-months ended September 30, 2009.

The Company classifies its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, 2010, December 31, 2009 and September 30, 2009 there were no securities in the trading portfolio. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Loans
The Company’s loan portfolio at September 30, 2010 decreased $24.3 million or 2.0% from September 30, 2009 and $21.8 million or 1.8% from December 31, 2009, largely a reflection of the continuing slowdown in the overall economy which affected commercial and real estate construction loan balances.  The following table sets forth the distribution of the loan portfolio by type and percent as of the periods indicated.

Loan Portfolio	September 30, 2010		December 31, 2009		September 30, 2009
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$317,811	26.6%	$290,473	23.9%	$292,096	24.0%
Real Estate Secured by Farmland	253,059	21.2%	260,000	21.4%	252,593	20.8%
Real Estate Construction	40,510	3.4%	71,647	5.9%	72,170	5.9%
Residential 1st Mortgages	104,874	8.8%	105,850	8.7%	106,005	8.7%
Home Equity Lines and Loans	61,333	5.1%	65,541	5.4%	66,250	5.4%
Agricultural	229,330	19.2%	217,989	17.9%	212,868	17.5%
Commercial	177,382	14.9%	191,949	15.8%	204,228	16.8%
Consumer	8,631	0.7%	11,400	0.9%	10,990	0.9%
Total Loans	1,192,930	100.0%	1,214,849	100.0%	1,217,200	100.0%
Less:
Unearned Income	2,058		2,131		2,027
Allowance for Loan Losses	32,006		29,813		25,818
Net Loans	$1,158,866		$1,182,905		$1,189,355

Classified Loans and Non-Performing Assets
All loans are assigned a credit risk grade using grading standards developed by bank regulatory agencies. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans and review the credit risk grades the Company places on loans. Loans that are judged to exhibit a higher risk profile are referred to as “classified loans”, and these loans receive increased management attention. As of September 30, 2010, classified loans totaled $48.7 million compared to $62.9 million at December 31, 2009 and $71.7 million at September 30, 2009. Classified Loans include $30.5 million comprised of multiple restructured loans to two borrowers.

Classified loans with higher levels of credit risk can be further designated as “non-accrual” loans, and the accrual of interest discontinued. Accrual of interest on loans is generally discontinued either when: (1) a loan becomes contractually past due by 90 days or more with respect to interest or principal; or (2) the loan is considered by management to be impaired because it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When loans are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable.

Loans where the collateral has been repossessed are classified as other real estate (“ORE”) or, if the collateral is personal property, the loan is classified as other assets on the Company’s financial statements.

The following table sets forth the amount of the Company’s non-performing loans and ORE as of the dates indicated.

Non-Performing Assets
(in thousands)	September 30, 2010	Dec. 31, 2009	September 30, 2009
Non-Performing Loans	$7,469	$9,209	$12,644
Other Real Estate	9,510	8,418	3,784
Total	$16.979	$17,627	$16,428

Non-Performing Loans as a % of Total Loans	0.63%	0.76%	1.04%
Allowance for Loan Losses as a % of Non-Performing Loans	428.5%	323.7%	204.2%
Non-Performing Assets as a % of Total Assets	0.96%	0.99%	0.93%

Although management believes that non-performing loans are generally well-secured and that potential losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $2.4 million, $1.0 million, and $1.0 million have been established for non-performing loans at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

Foregone interest income on non-accrual loans which would have been recognized if all such loans had been current in accordance with their original terms, totaled $307,000 for the nine months ended September 30, 2010, $618,000 for the twelve months ended December 31, 2009, and $719,000 for the nine months ended September 30, 2009.

The Company reported $9.5 million of ORE at September 30, 2010, $8.4 million at December 31, 2009, and $3.8 million at September 30, 2009. The September 30, 2010, carrying value of $9.5 million is net of a $3.4 million reserve for ORE valuation adjustments. The December 31, 2009 carrying value of $8.4 million is net of a $3.0 million reserve for ORE valuation adjustments and the September 30, 2009 carrying value of $3.8 million is net of a $3.1 million reserve for ORE valuation adjustments.

Except for those classified and non-performing loans discussed above, the Company’s management is not aware of any loans as of September 30, 2010, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. However, the Central Valley of California continues to be one of the hardest hit areas in the country during this recession. Housing prices in many areas are down over 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels are well above 10% in many areas. As a result of this combination of: (1) real estate values having declined significantly over the past 36 months; and (2) continuing deterioration in general economic conditions leading to increased unemployment and business failures; borrowers who up until this time have been able to keep current in their payments may experience continuing deterioration in their overall financial condition, significantly increasing the potential of default. See “Part I, Item 1A. Risk Factors” in the Company’s 2009 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base.  The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company’s deposit balances at September 30, 2010 have increased $3.4 million or 0.2% compared to September 30, 2009.

Although total deposits have increased a modest 0.2% since September 30, 2009, the Company’s focus has been on increasing low cost transaction and savings accounts which have grown at a much faster pace:

●	Demand and Interest-Bearing transaction accounts increased $56.9 million or 12.8% since September 30, 2009.

●	Savings accounts have increased $2.8 million or 2.3% since September 30, 2009.

●	Money market accounts, primarily the company’s higher cost premium money market accounts, have decreased $28.8 million or 9.2% since September 30, 2009.

●
Time deposit accounts have decreased $27.6 million or 4.5% since September 30, 2009. This decline was the result of an explicit pricing strategy adopted by the Company beginning in the second quarter of 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term agency securities or overnight Fed Funds. As a result: (1) the Company could not effectively invest funds at a profit without incurring excessive interest rate risk; and (2) significant growth in our overall balance sheet, without any resulting profit, would only place pressures on the Company’s capital ratios. In the first quarter of 2009, non-public time deposits had increased approximately $77.8 million or 18% from December 2008, as depositors aggressively sought out the safety of banks for their funds. Beginning in April 2009 management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction, savings and money market balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s deposit growth in transaction and savings accounts, supplemented by investment portfolio maturities and sales, this time deposit decline did not result in any liquidity issues and it significantly protected the Company’s net interest margin and earnings.

In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted the Company’s deposit activity since September 30, 2009: (1) interest rates were low and perceived market risks high, causing customers to move funds from the stock market and other investment vehicles to bank deposits; (2) the Federal government’s decision to increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; and (3) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that the impact of the first two factors may mitigate in the future, particularly if funds move back into the stock market. This could impact future deposit growth.

The Company’s deposit balances at September 30, 2010 have increased $2.3 million or 0.2% compared to December 31, 2009. Demand and Interest-Bearing transaction accounts decreased $2.1 million or 0.4% since December 31, 2009. Savings accounts have increased $5.3 million or 4.5% since December 31, 2009. Money Market accounts have decreased $12.0 million or 4.0% since December 2009. Time deposit accounts have increased $11.0 million or 1.9% since December 31, 2009.

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

FHLB Advances as of September 30, 2010 were $606,000 compared to $20.1 million at December 31, 2009 and $663,000 at September 30, 2009. The average rate on FHLB advances during the first nine months of 2010 was 2.6% compared to 2.1% during the first nine months of 2009.

There were no amounts outstanding on the Company’s line of credit with the FRB as of September 30, 2010.

As of September 30, 2010 the Company has additional borrowing capacity of $174.5 million with the Federal Home Loan Bank and $240.7 million with the Federal Reserve Bank.  Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase totaled $60 million at September 30, 2010, December 31, 2009, and September 30, 2009.

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

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”).  These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%.  Interest rates reset quarterly and were 3.14% as of September 30, 2010, 3.10% at December 31, 2009 and 3.14% at September 30, 2009. The average rate paid for these securities for the first nine months of 2010 was 3.24% compared to 4.08% for the first nine months of 2009. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements.  The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection.  Shareholders’ Equity totaled $176.3 million at September 30, 2010, $164.7 million at December 31, 2009, and $165.7 million at September 30, 2009.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of September 30, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total Capital to Risk Weighted Assets	$200,583	13.66%	$117,452	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	$182,061	12.40%	$58,726	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	$182,061	10.26%	$71,013	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total Capital to Risk Weighted Assets	$200,686	13.67%	$117,448	8.0%	$146,810	10.0%
Tier 1 Capital to Risk Weighted Assets	$182,165	12.41%	$58,724	4.0%	$88,086	6.0%
Tier 1 Capital to Average Assets	$182,165	10.26%	$70,989	4.0%	$88,736	5.0%

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

In accordance with the provisions of the “Consolidation” topic of the FASB, the Company does not consolidate the subsidiary trust, which has issued the trust-preferred securities.

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

During the third quarter of 2010 the Company did not repurchase any shares. During the third quarter of 2009 the Company repurchased 750 shares at an average share price of $390. As of September 30, 2010, the approximate dollar value of shares that may yet be purchased under the program was $16.6 million.

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of September 30, 2010, the Company had entered into commitments with certain customers amounting to $279.6 million compared to $315.2 million at December 31, 2009 and $301.9 million at September 30, 2009.  Letters of credit at September 30, 2010, December 31, 2009 and September 30, 2009, were $6.4 million, $9.2 million and $10.4 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

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

Part 1: includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with the “Receivables” topic of the FASB. Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan, if one exists. Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

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

The second phase is conducted by segmenting the loan portfolio by risk rating and into groups of loans with similar characteristics in accordance with the “Contingency” topic of the FASB. In this second phase, groups of loans with similar characteristics are reviewed and the appropriate allowance factor is applied based on the historical average charge-off rate for each particular group of loans.

Part 2: considers qualitative internal and external factors that may affect a loan’s collectability, is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the historical and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

■	general economic and business conditions affecting the key lending areas of the Company;
■	credit quality trends (including trends in collateral values, delinquencies and non-performing loans);
■	loan volumes, growth rates and concentrations;
■	loan portfolio seasoning;
■	specific industry and crop conditions;
■	recent loss experience; and
■	duration of the current business cycle.

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

Management believes that based upon the preceding methodology, and using information currently available, the allowance for loan losses at September 30, 2010 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would require increases in the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2010, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.08% if rates increase by 200 basis points and an decrease in net interest income of 0.08% if rates decline 100 basis points. Comparatively, at December 31, 2009, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.63% if rates increase by 200 basis points and an increase in net interest income of 0.36% if rates decline 100 basis points. All results are within the Company’s policy limits.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits.  To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $84.0 million and repurchase lines of $1.6 million with major banks.  In addition, as of September 30, 2010 the Company has available borrowing capacity of $174.5 million at the Federal Home Loan Bank and $240.7 million at the Federal Reserve Bank.

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

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company. The evaluation was based, in part, upon reports and affidavits provided by a number of executives. Based on the foregoing, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the third quarter of 2010. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $16.6 million.

The common stock of Farmers & Merchants Bancorp is not widely held nor listed on any exchange. However, trades may be reported on the OTC Bulletin Board under the symbol “FMCB.OB.” Additionally, management is aware that there are private transactions in the Company’s common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

The Board of Directors of the Company has determined that it will permanently freeze the Executive Retirement Plan – Retention Component as of December 31, 2010.  The Retention Component was implemented six years ago during a period of time when the economy was growing and competition for key industry executives was significant.  Given the recent economic environment and the overall softening of executive compensation, the Board determined that it was prudent to terminate any future contributions to this plan component.

ITEM 6. Exhibits

See Exhibit Index on Page 39.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: November 5, 2010	/s/ Kent A. Steinwert
Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010	/s/ Stephen W. Haley
Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Amended and Restated Employment Agreement dated July 23, 2010, between Farmers & Merchants Bank of Central California and Kent A. Steinwert.
10.15	Executive Retirement Plan – Performance Component, as amended on November 5, 2010.
10.16	Executive Retirement Plan – Retention Component, as amended on November 5, 2010.
10.17	Executive Retirement Plan – Salary Component, as amended on November 5, 2010.
10.18	Deferred Compensation Plan of Farmers & Merchants Bank of Central California, as amended on November 5, 2010.