Form 10-K
period 2010-12-31
FARMERS & MERCHANTS BANCORP
filed 2011-03-15
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________.

Commission File Number:  000-26099

FARMERS & MERCHANTS BANCORP
(Exact name of registrant as specified in its charter)

Delaware	94-3327828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 W. Pine Street, Lodi, California	95240
Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes  ☐  No  ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2010 (based on the last reported trade on June 30, 2010) was $260,831,240.

The number of shares of Common Stock outstanding as of February 28, 2011: 779,424

Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

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

On March 10, 1999, the Company, pursuant to a reorganization, acquired all of the voting stock of Farmers & Merchants Bank of Central California (the “Bank”). The Company is a bank holding company incorporated in the State of Delaware and registered under the Bank Holding Company Act of 1956, as amended. The Company’s outstanding securities as of December 31, 2010, consisted of 779,424 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company’s principal asset.

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

During 2003, the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I, for the sole purpose of issuing trust-preferred securities. See Note 13 located in “Item 8. Financial Statements and Supplementary Data.”

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

Service Area

The Company services the mid Central Valley of California, including Sacramento, San Joaquin, Stanislaus and Merced counties, with 22 banking offices and two stand-alone ATM’s. This area encompasses:

•
Sacramento MSA, with branches in Sacramento, Elk Grove and Galt. This MSA has a Population of 2.2 million and a Per Capita Income of approximately $40,200. The MSA includes significant employment in the following sectors: state and local government; agriculture; and trade, transportation and utilities. Unemployment currently stands at 12.5% and has increased 7.8% since 2006. Job growth in the Sacramento MSA has declined 5.4% over the past two years.

•
Stockton MSA, with branches in Lodi, Linden and Stockton. This MSA has a Population of 0.7 million and a Per Capita Income of approximately $31,600. The MSA includes significant employment in the following sectors: state and local government; agriculture; trade, transportation, and utilities; and education and health services. Unemployment currently stands at 17.5% and has increased 10.1% since 2006. Job growth in the Stockton MSA has declined 7.1% over the past two years.

•
Modesto MSA, with branches in Modesto and Turlock. This MSA has a Population of 0.5 million and a Per Capita Income of approximately $31,800. The MSA includes significant employment in the following sectors: agriculture; trade, transportation and utilities; state and local government; and education and health services. Unemployment currently stands at 17.9% and has increased 10.0% since 2006. Job growth in the Modesto MSA has declined 6.8% over the past two years.

•
Merced MSA with branches in Hilmar and Merced. This MSA has a Population of 0.2 million and a Per Capita Income of approximately $27,700. The MSA includes significant employment in the following sectors: agriculture; state and local government; and trade, transportation and utilities. Unemployment currently stands at 19.4% and has increased10.0% since 2006. Job growth in the Merced MSA has declined 6.8% over the past two years.

All of the Company’s service areas are heavily influenced by the agricultural industry, however, with the exception of the State of California in the Sacramento MSA, no single employer represents a material concentration of jobs in any of our service areas.

See “Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and “Financial Condition – Loans” for additional discussion regarding the Company’s market conditions.

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

Employees

At December 31, 2010, the Company employed a total of 306 full time equivalent employees. The Company believes that its employee relations are satisfactory.

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $33.7 million at December 31, 2010.

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

The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios. For further information on the Company and the Bank’s risk-based capital ratios see Note 14 located in “Item 8. Financial Statements and Supplementary Data.”

Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” institution must develop a capital restoration plan. At December 31, 2010, the Bank exceeded all of the required ratios for classification as “well capitalized.” It should be noted; however, that the Bank’s capital category is determined solely for the purpose of applying the federal banking agencies’ prompt corrective action regulations and the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

Deposit Insurance
The deposits of the Bank have historically been insured by the FDIC up to $100,000 per insured depositor, except certain types of retirement accounts, which were insured up to $250,000 per insured depositor. On October 3, 2008, the maximum amount insured under FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per insured depositor. This increase was part of the Emergency Economic Stabilization Act of 2008, and was made permanent with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).    The Dodd-Frank Act also provides unlimited deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts.

The Federal Deposit Insurance Reform Act of 2005 provided the FDIC Board of Directors the authority to set the designated reserve ratio for the Deposit Insurance Fund (“DIF”) between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%.

Through the later part of 2008 and into 2009 the number of bank failures began to rise significantly. This placed considerable strain on the DIF. As a result, on September 29, 2009 the FDIC adopted an Amended Restoration Plan to allow the DIF to return to a ratio of 1.15% within eight years. The FDIC also adopted higher annual risk-based assessment rates beginning in January of 2011. On November 12, 2009 the FDIC also adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009, except for those institutions where the FDIC grants an exemption. The prepaid assessment was collected December 30, 2009, and resulted in a prepayment by the Bank of $7,258,000.

Under the Dodd-Frank Act, the minimum designated reserve ratio of the DIF increased from 1.15 percent to 1.35 percent of estimated insured deposits. Additionally, the Dodd-Frank Act revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. The new rule is expected to take effect for the quarter beginning April 1, 2011.

The Bank’s FDIC premiums were $2.3 million in 2010 compared to $1.7 million in 2009. The 2009 premium is net of special assessments in the amount of $798,000. Additional increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

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

Community Reinvestment Act (“CRA”) and Fair Lending
The Bank is subject to certain fair lending requirements involving lending, investing, and other CRA activities. CRA requires each insured depository institution to identify the communities served by the institution’s offices and to identify the types of credit and investments the institution is prepared to extend within such communities including low and moderate-income neighborhoods. It also requires the institution’s regulators to assess the institution’s performance in meeting the credit needs of its community and to take such assessment into consideration in reviewing applications for mergers, acquisitions, relocation of existing branches, opening of new branches, and other transactions. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws.

A bank’s compliance with the Community Reinvestment Act is assessed using an evaluation system, which bases CRA ratings on an institution’s lending, service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank’s latest CRA examination was completed by the Federal Deposit Insurance Corporation in July 2010 and the Bank received an overall Satisfactory rating in complying with its CRA obligations.

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

Temporary Liquidity Guarantee Program
On October 14, 2008, the FDIC announced the establishment of the Temporary Liquidity Guarantee Program (“TLGP”) to provide: (1) full deposit insurance on all non-interest bearing transaction account balances through December 31, 2009 (Transaction Account Guarantee Program); and (2) guarantees of certain newly issued senior unsecured debt issued by financial institutions and bank holding companies through June 30, 2012 (Debt Guarantee Program). The Bank participated in the Transaction Account Guarantee Program through June 30, 2010, but not the Debt Guarantee Program.

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

The Company was a participant in the Transaction Account Guarantee Program through June 30, 2010.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act, Dodd-Frank Act, that implements significant changes to the regulation of the financial services industry, including provisions that, among other things:

•
Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies.

•
Require the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.

•	Implement corporate governance revisions, including executive compensation and proxy access by stockholders.

•
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•
Repeal the federal prohibitions on the payment of interest on demand deposits effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors' responses.

Future Legislation and Regulatory Initiatives
Various legislative and regulatory initiatives are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Future legislation regarding financial institutions may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or the Bank. The nature and extent of future legislative and regulatory changes affecting financial institutions is unpredictable at this time. The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

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

Risks Associated With Our Business

Recession And Changes In Domestic And Foreign Financial Markets May Have A Material Negative Impact On Our Results Of Operations And Financial Condition - Economic indices have shown that since the fourth quarter of 2007, the United States economy has been in a recession and the Central Valley of California, the Company’s primary market area, has been hit particularly hard. This has been reflected in: (1) public sector financial stress, both at the local and statewide level (See “Item 1 Business – Service Area” - the State of California, a large employer in one of the Company’s market territories is experiencing a budget crisis that has yet to be solved); and (2)significant private sector business failures and job losses. In addition, over the past three years, the domestic and foreign financial markets, securities trading markets and economies generally have experienced significant turmoil including, without limitation, government takeovers of troubled institutions, government brokered mergers of such firms to avoid bankruptcy or failures, bankruptcies of securities trading firms and insurance companies, failures of financial institutions and securities brokerage firms, declines in real property values, and wide fluctuations in energy prices, all of which have contributed to reduced availability of credit for businesses and consumers, elevated foreclosures on residential and commercial properties, falling home prices, reduced liquidity and a lack of stability across the entire financial sector.

These recent events and the corresponding uncertainty in financial markets may continue for the foreseeable future. The full extent of the repercussions to our nation’s, our state’s and our local economies in general and our business in particular; therefore, are not fully known at this time. Such events may have a negative effect on: (i) our ability to service our existing customers and attract new customers; (ii) the ability of our borrowers to operate their business as successfully as in the past; (iii) the financial security and net worth of our customers; and (iv) the ability of our customers to repay their loans with us in accordance with the terms thereof.

Recently Enacted Legislation And Other Measures Undertaken By The Treasury, The FRB And Other Governmental Agencies May Not Help Stabilize The U.S. Financial System Or Improve The Housing Market – Since 2008 the Federal Government has enacted many pieces of legislation designed to stabilize the economy and regulate the financial services industry. See “Item 1 Business – Supervision and Regulation – Recent Government Actions in Response to the Financial Crises.”

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

Recent Levels Of Market Volatility Have Been Unprecedented - The capital and credit markets have been experiencing volatility and disruption for more than three years. At times the volatility and disruption reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If recent levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision and Allowance for Credit Losses.” The allowance is funded from a provision for loan losses, which is a charge to our income statement. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for loan losses reflects our estimate of the probable losses in our loan portfolio at the relevant balance sheet date. Our allowance for loan losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates.

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

We Are Dependent On Real Estate And Downturns In The Real Estate Market Could Hurt Our Business - Although our regulators have determined that we do not have significant CRE concentration risk, a significant portion of our loan portfolio is dependent on real estate. See “Item 1. Business – Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms.” At December 31, 2010, real estate served as the principal source of collateral with respect to approximately 64% of our loan outstandings and 19% of loans outstanding were secured by production agricultural properties. A continuing decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

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

Our Business Is Subject To Interest Rate Risk And Changes In Interest Rates May Adversely Affect Our Performance And Financial Condition - Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate margin. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates and increasing competition may have an adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Interest Income/Net Interest Margin” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

Sustained low levels of market interest rates could adversely affect our earnings. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine, in large part, the cost of funds for lending and investing and the yield earned on those loans and investments, both of which impact the Company’s net interest margin. Beginning in September 2007 the FRB implemented a series of rate reductions in response to the current state of the national economy and housing market as well as the volatility of financial markets. Rates have remained low ever since, and show no signs of significantly increasing in the near future. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, prepaying their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our CRE and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan demand available in our market. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2011 and Beyond.”

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

Economic Conditions In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses - Our retail and commercial banking operations are concentrated primarily in Sacramento, San Joaquin, Stanislaus and Merced Counties. See “Item 1 Business – Service Area.” As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area and this area has experienced a significant deterioration in real estate values. A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. This risk increases when the economy is weak as it is presently. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures; however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2011 and Beyond.”

This Company’s service areas can be significantly impacted by the seasonal and cyclical operations of the agricultural industry. As a result, the Company’s financial results can be influenced by the banking needs of its agricultural customers (e.g., generally speaking during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and the planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold). Additionally, although the Company’s loan portfolio is believed to be well diversified, at various times during 2010 approximately 38% of the Company’s loan balances were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, walnuts, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

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

Deposit Insurance Assessments Have Increased Substantially and May Continue to Increase, Which Will Adversely Affect Profits - FDIC deposit insurance expense for the years 2009 and 2010 averaged $2.4 million. This represents a $1.8 million increase over 2008. Additionally, the FDIC has recently changed its methodology for calculating deposit premiums, See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” Deposit insurance assessments may continue to increase in future years due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years.

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

New Legislative And Regulatory Proposals May Affect Our Operations And Growth - Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, banks and other financial institutions and companies that control such institutions are frequently raised in the U.S. Congress, the California legislature and before bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes, including EESA, ARRA, HASP and the Dodd-Frank Act, might have on us or our subsidiaries are impossible to determine. Similarly, proposals to change the accounting treatment applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other appropriate authorities. The likelihood and impact of any additional future changes in law or regulation and the impact such changes might have on us or the Bank are impossible to determine at this time. See “Item 1 Business – Supervision and Regulation – Recent Government Actions in Response to the Financial Crises.”

Risks Associated With Our Stock

Our Stock Trades Less Frequently Than Others - The Company’s common stock is not widely held or listed on any exchange. However, trades may be reported on the OTC Bulletin Board under the symbol "FMCB.OB." Management is aware that there are private transactions in the Company’s common stock. However, the limited trading market for the Company’s common stock may make it difficult for stockholders to dispose of their shares.

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

Item 2. Properties

Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in twenty-two branch locations in the Company's service area. Of the twenty-two branches, sixteen are owned and six are leased. The expiration of these leases occurs between the years 2011 and 2016. See Note 19 located in “Item 8. Financial Statements and Supplementary Data.”

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

The following table summarizes the actual high, low, and close sale prices for the Company's common stock since the first quarter of 2009. These figures are based on activity posted on the OTC Bulletin Board and on private transactions between individual stockholders that are reported to the Company.

					Cash Dividends
	Calendar Quarter	High	Low	Close	Declared (Per Share)

2010	Fourth quarter	$425	$400	$415	$6.00
	Third quarter	425	400	415	-
	Second quarter	450	355	380	5.35
	First quarter	385	355	380	-

					Cash Dividends
	Calendar Quarter	High	Low	Close	Declared (Per Share)

2009	Fourth quarter	$425	$325	$380	$5.90
	Third quarter	434	375	400	-
	Second quarter	475	325	395	5.10
	First quarter	475	310	390	-

As of January 31, 2011, there were approximately 1,478 stockholders of record of the Company’s common stock.

The Company has paid cash dividends for the past 76 consecutive years. There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank under state and federal laws. See “Item 1. Business – Supervision and Regulation.”

In 1998, the Board approved the Company’s first stock repurchase program. This program was extended and expanded in both 2004 and 2006. Most recently, on November 12, 2008, the Board of Directors approved increasing the funds available for the Company’s Common Stock Repurchase Program. The Board’s resolution authorized up to $20 million in repurchases over the four-year period ending October 31, 2012.

Repurchases under the program will continue to be made on the open market or through private transactions. The repurchase program also requires that no purchases may be made if the Bank would not remain “well-capitalized” after the repurchase.

The following table indicates the number of shares repurchased by the Company during the fourth quarter of 2010.

Period	Number of Shares	Average Price per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 2010	1,520	$400	1,520	$16,015,500
November 2010	-	-	-	16,015,500
December 2010	-	-	-	16,015,500
Total	1,520	$400	1,520	$16,015,500

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

The Rights Plan is similar to plans adopted by many other publicly traded companies. The effect of the Rights Plan is to discourage any potential acquirer from triggering the Rights without first convincing the Company’s Board of Directors that the proposed acquisition is fair to, and in the best interest of, all of the stockholders of the Company. The provisions of the Plan will substantially dilute the equity and voting interest of any potential acquirer unless the Board of Directors approves of the proposed acquisition. Each Right, if and when exercisable, will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value, at a purchase price of $1,200 for each one one-hundredth of a share, subject to adjustment. Each holder of a Right (except for the Acquiring Person, whose Rights will be null and void upon such event) shall thereafter have the right to receive, upon exercise, that number of common shares of the Company having a market value of two times the exercise price of the Right. At any time before a person becomes an Acquiring Person, the Rights can be redeemed, in whole, but not in part, by the Company’s Board of Directors at a price of $0.001 per Right. The Rights Plan will expire on August 5, 2018.

Performance Graphs

The following graph compares the Company’s cumulative total stockholder return on common stock from December 31, 2005 to December 31, 2010 to that of: (i) the Morningstar Banks Index - Regional (US) Industry Group; (ii) the Hemscott Group Index of banks and bank holding companies throughout the United States; and (iii) the cumulative total return of the American Stock Exchange market index. The Company has used the Hemscott Index as its comparative industry index in prior years. As a result of Morningstar’s acquisition of the Hemscott businesses, the Company expects to use the Morningstar Index, a comparable industry index, in future years. The graph assumes an initial investment of $100 on December 31, 2005 and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTC Bulletin Board and on private transactions between individual stockholders that are reported to the Company. This data was furnished by Morningstar, Inc.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933.

Item 6. Selected Financial Data

Farmers & Merchants Bancorp
Five Year Financial Summary of Operations
(in thousands except per share data)

Summary of Income:	2010	2009	2008	2007	2006
Total Interest Income	$84,461	$91,314	$93,208	$95,775	$88,396
Total Interest Expense	9,685	16,331	24,784	32,225	24,621
Net Interest Income	74,776	74,983	68,424	63,550	63,775
Provision for Loan Losses	14,735	15,420	7,998	1,495	275
Net Interest Income After Provision for Loan Losses	60,041	59,563	60,426	62,055	63,500
Total Non-Interest Income	17,185	18,194	16,064	15,455	12,063
Total Non-Interest Expense	43,939	46,429	40,103	41,945	43,121
Income Before Income Taxes	33,287	31,328	36,387	35,565	32,442
Provision for Income Taxes	12,169	11,315	13,597	12,870	11,813
Net Income	$21,118	$20,013	$22,790	$22,695	$20,629
Balance Sheet Data:
Total Assets	$1,841,491	$1,781,014	$1,684,437	$1,519,172	$1,411,233
Loans	1,176,002	1,212,718	1,177,364	1,140,969	1,046,912
Allowance for Loan Losses	32,261	29,813	20,034	18,483	18,099
Investment Securities	499,793	435,166	363,729	247,637	243,867
Deposits	1,566,503	1,498,124	1,432,702	1,310,790	1,198,528
Federal Home Loan Bank Advances	591	20,149	703	28,954	47,532
Shareholders' Equity	173,241	164,727	156,545	143,418	132,340

Selected Ratios:
Return on Average Assets	1.19%	1.15%	1.44%	1.56%	1.51%
Return on Average Equity	12.25%	12.33%	15.23%	16.26%	16.16%
Dividend Payout Ratio	41.93%	42.95%	36.99%	34.51%	33.77%
Average Loans to Average Deposits	79.03%	80.12%	84.16%	86.86%	90.24%
Average Equity to Average Assets	9.74%	9.34%	9.46%	9.60%	9.38%
Period-end Shareholders' Equity to Total Assets	9.41%	9.25%	9.29%	9.44%	9.38%

Per Share Data:
Net Income (1)	$27.05	$25.57	$28.69	$28.05	$25.25
Cash Dividends Per Share	$11.35	$11.00	$10.65	$9.70	$8.55

(1)	Based on the weighted average number of shares outstanding of 780,619, 782,754, 794,239, 809,057, and 817,044 for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s primary service area encompasses the mid Central Valley of California, a region that can be significantly impacted by the seasonal needs of the agricultural industry. Accordingly, discussion of the Company’s Financial Condition and Results of Operations is influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold).

The Five-Year Period: 2006 through 2010
The years 2006 through 2010 were comprised of two very distinct economic periods. From 2006 through the first half of 2007 the economy was strong, the stock market rising and individuals and businesses doing well. Then in October 2007, the financial markets started what would become a major adjustment and a prolonged economic recession began that, at least in the Central Valley of California, continues even today. This area has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels are above 15% in many areas.

Despite what can only be described as a roller coaster ride, in management’s opinion, the Company’s operating performance was exceptionally strong throughout this timeframe.

(in thousands, except per share data)
Financial Performance Indicator	2010	2009	2008	2007	2006

Net Income	$21,118	$20,013	$22,790	$22,695	$20,629

Total Assets	$1,841,491	$1,781,014	$1,684,437	$1,519,172	$1,411,233
Total Loans	$1,176,002	$1,212,718	$1,177,364	$1,140,969	$1,046,912
Total Deposits	$1,566,503	$1,498,124	$1,432,702	$1,310,790	$1,198,528
Total Shareholders’ Equity	$173,241	$164,727	$156,545	$143,418	$132,340
Total Consolidated Risk-Based Capital Ratio	13.82%	12.48%	12.59%	12.21%	12.17%

Non-Performing Loans as a % of Total Loans	0.45%	0.76%	0.45%	0.01%	0.00%
Net Charge-Offs to Average Loans	1.04%	0.48%	0.57%	0.10%	0.00%
Loan Loss Allowance as a % of Total Loans	2.74%	2.45%	1.70%	1.62%	1.72%

Return on Average Assets	1.19%	1.15%	1.44%	1.56%	1.51%
Return on Average Equity	12.25%	12.33%	15.23%	16.26%	16.16%
Earnings Per Share	$27.05	$25.57	$28.69	$28.05	$25.25
Cash Dividends Per Share	$11.35	$11.00	$10.65	$9.70	$8.55
Cash Dividends Declared	$8,855	$8,596	$8,430	$7,831	$6,966
# Shares Repurchased During Year	1,520	6,016	13,152	11,821	11,718
Average Share Price of Repurchased Shares	$400	$387	$449	$460	$507
High Stock Price – Fourth Quarter	$425	$425	$450	$460	$557
Low Stock Price – Fourth Quarter	$400	$325	$385	$381	$505
Closing Stock Price – Fourth Quarter	$415	$380	$420	$460	$515

Over the five-year period:

•	Net income totaled $107.2 million and never dropped below $20 million in any single year.

•	Return on Average Assets averaged 1.37%, and never dropped below 1.15% in any single year.

•	Total assets increased 36.1% to $1.8 billion.

•	Total loans increased 20.8% to $1.2 billion.

•	Total deposits increased 41.9% to $1.6 billion.

For many banks the three years 2008 through 2010 were a particularly difficult period when major credit quality problems surfaced that resulted in significant declines in profits or even losses. Although the Company was not entirely immune to the pressures that a struggling economy brought to bear, management believes that the Company’s performance compared very favorably to its peer banks during this three-year period ending December 31, 2010:

•
In 2010 the Company earned $21.1 million for a return on average assets of 1.19%, and our return on average assets averaged 1.26% over the three-year period. Importantly, these strong results were generated at the same time the Company strengthened its loan loss allowance by $13.8 million, to $32.3 million or 2.74% of total loans.

•
In 2010 the Company increased its cash dividend per share by 3.2% over 2009 levels, and our strong financial performance allowed us to increase dividends every year during this three-year period, even as many banks eliminated or significantly reduced their dividends.

•
The Company’s risk based capital ratio was 13.82% at December 31, 2010, and the Company achieved the highest regulatory classification of “well capitalized” in each of the three years. See “Financial Condition – Capital.”

•
The Company’s asset quality remains very strong compared to peer banks at the present time, when measured by net charge-offs of 0.70% of average loans during this three-year period and non-performing loans totaling 0.45% of total loans at December 31, 2010. See “Results of Operations – Provision and Allowance for Loan Losses” and “Financial Condition – Classified Loans and Non-Performing Assets.”

As a result of this strong earnings performance, capital position, and asset quality, stockholders have benefited well in excess of overall bank and bank holding company stock market returns over the past five years:

•	Cash dividends per share have increased 47.8% since 2005, and totaled $51.25 per share over the five-year period.

•
The total return on the Company’s stock over the past five years compares very favorably to overall stock market returns of other banks and bank holding companies. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Security - Performance Graphs.”

•
The Company did not dilute existing common stockholders by participating in the Federal Government’s 2008 TARP Capital Purchase Program. See “Item 1. Business – Supervision and Regulation - Recent Governmental Actions in Response to the Financial Crises.”

Looking Forward: 2011 and Beyond

In management’s opinion, the following key issues will influence the financial results of the Company in 2011 and future years:

•	The Company’s earnings are sensitive to changes in market interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

-
During the third quarter of 2007, the FRB began decreasing short-term market rates, resulting in pressure on the Company’s net interest margin, which declined from 4.89% in the second quarter of 2007 to 4.54% for the fourth quarter of 2010. Market rates remain low, placing continued pressure on the net interest margin.

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

•
The Company’s results can be significantly influenced by changes in the credit quality of its borrowers. Non-performing loans totaled $5.3 million or 0.45% of total loans at December 31, 2010. Management believes based on information currently available that these levels are adequately covered by the Company’s $32.3 million allowance for loan losses as of December 31, 2010. See “Results of Operations - Provision and Allowance for Loan Losses” and “Financial Condition – Classified Loans and Non-Performing Assets.” The Company’s provision for loan losses was $14.7 million in 2010, a slight decrease from $15.4 million in 2009. Given the continued recessing economy in the  Central Valley of California, many of the Company’s borrowers continue to feel the impact of the recession. See “Item 1A. Risk Factors.”

•
FDIC deposit insurance assessments have increased substantially and may continue to increase, which will adversely affect profits. FDIC deposit insurance expense for the years ended December 31, 2009 and 2010 averaged $2.4 million. This represents a $1.8 million increase over 2008. See “Results of Operations – Non-Interest Expense.” Additionally, in December 2009 the FDIC required all banks to prepay three years of estimated insurance premiums, an amount that totaled $7.26 million for the Bank. Deposit insurance assessments may continue to increase in future years due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures.

•
Congress and the Obama Administration have implemented, or are proposing, broad changes to the regulation of consumer financial products and the financial services industry as a whole. These changes could significantly affect the Company’s product offerings, pricing and profitability in areas such as debit and credit cards, home mortgages and deposit services charges, particularly fees associated with the Company’s Overdraft Privilege Service. See “Results of Operations – Non-Interest Income.”

In addition to the preceding issues, beginning in 2003 management initiated a branch expansion, relocation and renovation program. Between 2003 and 2009, six new branches were opened and several other branches underwent major renovations or relocations. In management’s opinion, these moves are integral to the long-term strategic positioning of the Company. Although no other branch expansions are currently in process, the Company is always active in identifying areas of our branch system that are candidates for expansion.

Capital expenditures associated with this multi-year branch program were approximately $15 million. In addition, the increased staffing and other operating expenses associated with these new branches places pressure on the Company’s earnings until these branches reach break-even.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ performance during each of the years in the three-year period ended December 31, 2010, and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying financial statements.

Net Interest Income/Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the years ending 2010, 2009, and 2008. Average balance amounts for assets and liabilities are the computed average of daily balances.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2010
Assets	Balance	Interest	Rate
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$37,909	$91	0.24%
Investment Securities Available-for-Sale
U.S. Agencies	179,442	2,438	1.36%
Municipals - Non-Taxable	6,801	520	7.64%
Mortgage Backed Securities	153,269	6,345	4.14%
Other	4,120	30	0.73%
Total Investment Securities Available-for-Sale	343,632	9,333	2.72%

Investment Securities Held-to-Maturity
Municipals - Non-Taxable	63,602	3,682	5.79%
Mortgage Backed Securities	2,893	111	3.84%
Other	2,022	46	2.27%
Total Investment Securities Held-to-Maturity	68,517	3,839	5.60%

Loans
Real Estate	716,558	45,438	6.34%
Home Equity	63,025	3,711	5.89%
Agricultural	214,614	12,827	5.98%
Commercial	175,991	10,184	5.79%
Consumer	8,549	469	5.49%
Other	977	14	1.43%
Total Loans	1,179,714	72,643	6.16%
Total Earning Assets	1,629,772	$85,906	5.27%

Unrealized Gain on Securities Available-for-Sale	7,572
Allowance for Loan Losses	(32,133)
Cash and Due From Banks	29,950
All Other Assets	133,582
Total Assets	$1,768,743

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$174,741	$222	0.13%
Savings	441,289	186	0.04%
Time Deposits	575,516	6,760	1.17%
Total Interest Bearing Deposits	1,191,546	7,168	0.60%
Securities Sold Under Agreement to Repurchase	60,000	2,148	3.58%
Other Borrowed Funds	1,223	36	2.94%
Subordinated Debt	10,310	333	3.23%
Total Interest Bearing Liabilities	1,263,079	$9,685	0.77%
Interest Rate Spread			4.50%
Demand Deposits	301,250
All Other Liabilities	32,082
Total Liabilities	1,596,411
Shareholders' Equity	172,332
Total Liabilities & Shareholders' Equity	$1,768,743
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.17%
Net Interest Income and Margin on Total Earning Assets		76,221	4.68%
Tax Equivalent Adjustment		(1,445)
Net Interest Income		$74,776	4.59%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.1 million for the year ended December 31, 2010. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2009
Assets	Balance	Interest	Rate
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$36,767	$96	0.26%
Investment Securities Available-for-Sale
U.S. Agencies	59,760	1,036	1.73%
Municipals - Non-Taxable	9,194	704	7.66%
Mortgage Backed Securities	243,280	12,100	4.97%
Other	8,312	42	0.51%
Total Investment Securities Available-for-Sale	320,546	13,882	4.33%

Investment Securities Held-to-Maturity
Municipals - Non-Taxable	64,121	3,717	5.80%
Mortgage Backed Securities	4,365	167	3.83%
Other	1,991	51	2.56%
Total Investment Securities Held-to-Maturity	70,477	3,935	5.58%

Loans
Real Estate	697,377	45,555	6.53%
Home Equity	65,802	3,984	6.05%
Agricultural	208,678	12,684	6.08%
Commercial	200,560	11,902	5.93%
Consumer	10,666	762	7.14%
Other	1,077	14	1.30%
Total Loans	1,184,160	74,901	6.33%
Total Earning Assets	1,611,950	$92,814	5.76%

Unrealized Gain on Securities Available-for-Sale	9,467
Allowance for Loan Losses	(23,396)
Cash and Due From Banks	31,373
All Other Assets	109,461
Total Assets	$1,738,855

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$155,000	$308	0.20%
Savings	392,770	2,569	0.65%
Time Deposits	652,787	10,869	1.67%
Total Interest Bearing Deposits	1,200,557	13,746	1.14%
Securities Sold Under Agreement to Repurchase	60,000	2,148	3.58%
Other Borrowed Funds	1,817	40	2.20%
Subordinated Debt	10,310	397	3.85%
Total Interest Bearing Liabilities	1,272,684	$16,331	1.28%
Interest Rate Spread			4.47%
Demand Deposits	277,398
All Other Liabilities	26,414
Total Liabilities	1,576,496
Shareholders' Equity	162,359
Total Liabilities & Shareholders' Equity	$1,738,855
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.27%
Net Interest Income and Margin on Total Earning Assets		76,483	4.74%
Tax Equivalent Adjustment		(1,500)
Net Interest Income		$74,983	4.65%
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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2008
Assets	Balance	Interest	Rate
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$16,642	$424	2.55%
Investment Securities Available-for-Sale
U.S. Agencies	601	23	3.83%
Municipals - Non-Taxable	9,277	703	7.57%
Mortgage Backed Securities	187,686	10,078	5.37%
Other	3,508	266	7.58%
Total Investment Securities Available-for-Sale	201,072	11,070	5.51%

Investment Securities Held-to-Maturity
U.S. Agencies	27,567	1,154	4.19%
Municipals - Non-Taxable	66,538	3,879	5.83%
Mortgage Backed Securities	5,926	229	3.86%
Other	1,997	52	2.60%
Total Investment Securities Held-to-Maturity	102,028	5,314	5.21%

Loans
Real Estate	663,336	45,781	6.90%
Home Equity	65,356	4,343	6.65%
Agricultural	183,644	12,988	7.07%
Commercial	202,001	13,574	6.72%
Consumer	12,328	958	7.77%
Credit Card	2,624	265	10.10%
Other	1,184	15	1.27%
Total Loans	1,130,473	77,924	6.89%
Total Earning Assets	1,450,215	$94,732	6.53%

Unrealized Gain (Loss) on Securities Available-for-Sale	1,565
Allowance for Loan Losses	(18,741)
Cash and Due From Banks	43,796
All Other Assets	104,646
Total Assets	$1,581,481

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$132,686	$125	0.09%
Savings	331,879	3,647	1.10%
Time Deposits	606,738	18,602	3.07%
Total Interest Bearing Deposits	1,071,303	22,374	2.09%
Securities Sold Under Agreement to Repurchase	43,607	1,528	3.50%
Other Borrowed Funds	8,329	245	2.94%
Subordinated Debt	10,310	637	6.18%
Total Interest Bearing Liabilities	1,133,549	$24,784	2.19%
Interest Rate Spread			4.35%
Demand Deposits	271,994
All Other Liabilities	26,347
Total Liabilities	1,431,890
Shareholders' Equity	149,591
Total Liabilities & Shareholders' Equity	$1,581,481
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.48%
Net Interest Income and Margin on Total Earning Assets		69,948	4.82%
Tax Equivalent Adjustment		(1,524)
Net Interest Income		$68,424	4.72%
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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	2010 versus 2009
	Amount of Increase
	(Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Federal Funds Sold	$3	$(8)	$(5)
Investment Securities Available-for-Sale
U.S. Agencies	1,670	(268)	1,402
Municipals - Non-Taxable	(183)	(1)	(184)
Mortgage-backed Securities	(3,960)	(1,795)	(5,755)
Other	(27)	15	(12)
Total Investment Securities Available-for-Sale	(2,500)	(2,049)	(4,549)

Investment Securities Held-to-Maturity
Municipals - Non-Taxable	(30)	(5)	(35)
Mortgage-backed Securities	(56)	-	(56)
Other	1	(6)	(5)
Total Investment Securities Held-to-Maturity	(85)	(11)	(96)

Loans:
Real Estate	1,235	(1,352)	(117)
Home Equity	(166)	(107)	(273)
Agricultural	357	(214)	143
Commercial	(1,428)	(290)	(1,718)
Consumer	(90)	(203)	(293)
Other	(18)	18	-
Total Loans	(110)	(2,148)	(2,258)
Total Earning Assets	(2,692)	(4,216)	(6,908)

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	35	(121)	(86)
Savings	282	(2,665)	(2,383)
Time Deposits	(1,178)	(2,931)	(4,109)
Total Interest Bearing Deposits	(861)	(5,717)	(6,578)
Securities Sold Under Agreement to Repurchase	-	-	-
Other Borrowed Funds	(15)	11	(4)
Subordinated Debt	-	(64)	(64)
Total Interest Bearing Liabilities	(876)	(5,770)	(6,646)
Total Change	$(1,816)	$1,554	$(262)
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	2009 versus 2008
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

2010 Compared to 2009
Net interest income decreased 0.3% to $74.8 million during 2010. On a fully tax equivalent basis, net interest income decreased 0.3% and totaled $76.2 million during 2010 compared to $76.5 million for 2009. As more fully discussed below, the decrease in net interest income was primarily due to a decrease in the net interest margin.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2010, the Company’s net interest margin was 4.68% compared to 4.74% in 2009. This decrease in net interest margin was due primarily to: (1) a decline in loans as a percentage of total earning assets; (2) a drop in mortgage-backed securities as a percentage of total investment securities; and (3) a decline in the average yield on U.S. Government Agency securities as maturing amounts were reinvested at rates below those rates available 12-24 months ago.

Loans, generally the Company’s highest earning assets, decreased $36.7 million as of December 31, 2010, compared to December 31, 2009. See “Financial Condition – Loans” for further discussion of this decrease. On an average balance basis, loans decreased by $4.4 million for the year ended December 31, 2010. Loans decreased from 73.5% of average earning assets during 2009 to 72.4% in 2010. As a result of the lagging impact of decreases in market interest rates from mid-September 2007 through December 2008 the year-to-date yield on the loan portfolio declined to 6.16% for the year ended December 31, 2010, compared to 6.33% for the year ended December 31, 2009. The decrease in loan balances combined with the lower yield resulted in interest revenue from loans decreasing 3.0% to $72.6 million for 2010. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. The Company invests primarily in mortgage-backed securities issued by government-sponsored entities, U.S. Government Agencies, and high-grade bank-qualified municipals. Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is generally less than that of loans. Importantly, the Company never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC,” securities that caused many banks to incur losses in recent years.

Average investment securities increased $21.1 million in 2010 compared to the average balance during 2009. As of year-end 2010 investment securities were $64.6 million greater than at year-end 2009. In order to reduce the Company’s exposure to rising market interest rates, during 2010 the mix of investment securities was shifted away from longer-term higher yielding mortgage-backed securities to shorter-term lower yielding U.S. Government Agency securities. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2010. As a result, tax equivalent interest income on securities decreased $4.6 million to $13.2 million for the year ended December 31, 2010, compared to $17.8 million for the year ended December 31, 2009. The average yield, on a tax equivalent basis, in the investment portfolio was 3.2% in 2010 compared to 4.5% in 2009. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Overnight investments in Federal Funds Sold are an additional earning asset available to the Company. Historically, in order to earn interest on excess cash balances banks had to “sell” these balances (called “Federal Funds Sold”) on an overnight basis to other banks. However, in late 2008 the FRB began paying interest on the deposits that banks maintained in their FRB accounts (which are also classified as Federal Funds Sold on the Company’s balances sheet) providing an essentially risk-free alternative for earning interest on overnight cash balances. These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008. Average Federal Funds Sold (which includes interest-earning balances at the FRB) for the year ended December 31, 2010 was $37.9 million, an increase of $1.1 million from the average balance for the year ended December 31, 2009.

Average interest-bearing liabilities decreased $9.6 million or 0.7% during the twelve months ended December 31, 2010. Of that decrease: (1) interest-bearing deposits decreased $9.0 million; (2) FHLB Advances decreased $594,000; and (3) securities sold under agreement to repurchase and subordinated debt remained unchanged.

The $9.0 million decrease in average interest-bearing deposits was primarily in time deposits, which declined $77.3 million since 2009, as lower cost interest bearing DDA and Savings increased by $68.3 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $7.2 million for 2010 as compared to $13.7 million for 2009. The average rate paid on interest-bearing deposits was 0.60% in 2010 and 1.14% in 2009. In September 2007 the FRB began lowering short-term market interest rates and has continued to keep these rates very low. Since most of the Company’s interest bearing deposits are priced off of short-term market rates, the Company is benefiting from the impact of these lower market rates. The Company anticipates that this decline in deposit rates, if any, will be much more modest in 2011. See “Overview – Looking Forward: 2011 and Beyond” for a discussion of factors impacting the Company’s future deposit rates and their impact on net interest margin.

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

Allowance for Loan Losses
The allowance for loan losses is an estimate of credit losses inherent in the Company's loan portfolio as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Loans determined to be impaired are individually evaluated for impairment. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, it may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.

A restructuring of a loan constitutes a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above.

Generally, the Company will not restructure loans for customers unless: (i) the existing loan is brought current as to principal and interest payments; and (ii) the restructured loan can be underwritten to reasonable underwriting standards. If these standards are not met other actions will be pursued (e.g., foreclosure) to collect outstanding loan amounts. After restructure a determination is made whether the loan will be kept on accrual status based upon the underwriting of the restructured credit.

The determination of the general reserve for loans that are not impaired is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company's service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include: (1) commercial real estate, (2) agricultural real estate, (3) real estate construction (including land and development loans), (4) residential 1st mortgages, (5) home equity lines and loans, (6) agricultural, (7) commercial, and (8) consumer. See “Financial Condition – Loans” for examples of loans made by the Company. The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

The Company assigns a risk rating to all loans except pools of homogeneous loans (i.e., residential 1st mortgages, home equity and consumer) and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. These risk ratings are also subject to examination by independent specialists engaged by the Company. The risk ratings can be grouped into five major categories, defined as follows:

Pass – A pass loan is a strong credit with no existing or known potential weaknesses deserving of management's close attention.

Special Mention – A special mention loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company's credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A substandard loan is not adequately protected by the current financial condition and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well-defined weaknesses include a project's lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project's failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable or improbable.

Loss – Loans classified as loss are considered uncollectible. Once a loan becomes delinquent and repayment becomes questionable, the Company will address collateral shortfalls with the borrower and attempt to obtain additional collateral. If this is not forthcoming and payment in full is unlikely, the Bank will estimate its probable loss and immediately charge-off some or all of the balance.

The general reserve component of the allowance for loan losses also consists of reserve factors that are based on management's assessment of the following for each portfolio segment: (1) inherent credit risk; (2) historical losses; and (3) other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below:

Commercial Real Estate – Commercial real estate mortgage loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

Agricultural Real Estate and Agricultural – Loans secured by crop production, livestock and related real estate are vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions.

Real Estate Construction – Real Estate Construction loans, including land loans, generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified cost and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Commercial – Commercial loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

Residential 1st Mortgages and Home Equity Lines and Loans – The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments, although this is not always true as evidenced by the period 2007 through 2010. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

Consumer & Other – A consumer installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period. Most installment loans are made for consumer purchases. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

In addition, the Company's and Bank's regulators, including the FRB, DFI and FDIC, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

Provision for Loan Losses
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

The Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels are above 15% in many areas. Accordingly, during the second quarter of 2009, management and the Board of Directors began significantly increasing the Company’s loan loss allowance and as of December 31, 2010, the balance was $32.3 million or 2.74% of total loans. This represents a $2.4 million or 8.2% increase over December 31, 2009, and a $11.7 million or 57.4% increase over March 31, 2009. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of December 31, 2010, compare very favorably to our peers at the present time, no significant recovery has yet begun in our local markets and this has resulted in continuing borrower stress.

The provision for loan losses totaled $14.7 million in 2010 compared to $15.4 million in 2009 and $8.0 million in 2008. Net charge-offs during 2010 were $12.3 million compared to $5.6 million in 2009 and $6.4 million in 2008. Net charge-offs represented 1.04% of average loans during 2010, a level that in management’s opinion compares very favorably to the Company’s peers at the present time. See “Overview – Looking Forward: 2011 and Beyond,” “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk.”

The following tables summarize the activity and the allocation of the allowance for losses for the years indicated.

(in thousands)	2010	2009	2008	2007	2006
Allowance for Loan Losses Beginning of Year	$29,813	$20,034	$18,483	$18,099	$17,860
Provision Charged to Expense	14,735	15,420	7,998	1,495	275
Charge Offs:
Commercial Real Estate	1,629	-	-	-	-
Agricultural Real Estate	559	-	-	-	-
Real Estate Construction	4,095	641	4,648	-	-
Residential 1st Mortgages	759	749	192	-	-
Home Equity Lines and Loans	310	391	-	-	-
Agricultural	916	123	209	254	333
Commercial	4,143	3,868	1,405	722	121
Consumer	112	159	98	52	41
Credit Card	-	-	124	202	284
Other	-	-	101	143	60
Total Charge Offs	12,523	5,931	6,777	1,373	839
Recoveries:
Commercial Real Estate	-	-	-	-	-
Agricultural Real Estate	2	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	7	3	-	-	-
Home Equity Lines and Loans	-	1	-	-	-
Agricultural	68	50	60	79	75
Commercial	92	104	143	30	624
Consumer	67	132	9	11	37
Credit Card	-	-	27	42	26
Other	-	-	91	100	41
Total Recoveries	236	290	330	262	803
Net Charge-Offs	(12,287)	(5,641)	(6,447)	(1,111)	(36)
Total Allowance for Loan Losses	$32,261	$29,813	$20,034	$18,483	$18,099

Ratios:
Allowance for Loan Losses to:
Total Loans at Year End	2.74%	2.45%	1.70%	1.62%	1.72%
Average Loans	2.73%	2.52%	1.77%	1.70%	1.81%
Consolidated Net Charge-Offs to:
Loans at Year End	1.04%	0.46%	0.55%	0.10%	0.00%
Average Loans	1.04%	0.48%	0.57%	0.10%	0.00%

	Allowance Allocation at December 31,
	2010		2009		2008		2007		2006
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate	$7,631	2.4%	$12,845	4.4%	$3,547	1.3%	$2,527	0.6%	$4,175	1.0%
Agricultural Real Estate*	1,539	0.6%	1,099	0.4%	1,683	0.7%
Real Estate Construction	2,160	5.8%	4,089	5.7%	1,514	2.0%	2,896	3.6%	880	0.9%
Residential 1st Mortgages	1,164	1.1%	552	0.5%	992	0.9%	1,652	1.5%	1,373	1.3%
Home Equity Lines and Loans	3,724	6.3%	1,349	2.1%	1,781	2.7%	836	1.3%	436	0.6%
Agricultural	6,733	2.9%	2,298	1.1%	4,432	2.0%	5,335	2.5%	3,564	1.9%
Commercial	9,084	5.5%	6,449	3.4%	4,933	2.4%	3,923	2.0%	6,007	3.6%
Consumer & Other	216	2.5%	325	2.9%	926	6.8%	1,161	5.8%	1,291	6.1%
Unallocated	10		807		226		153		373
Total	$32,261	2.7%	$29,813	2.5%	$20,034	1.7%	$18,483	1.6%	$18,099	1.7%
* Prior to 2008 the allowance related to Agricultural Real Estate was included with Commercial Real Estate

As of December 31, 2010, the allowance for loan losses was $32.3 million, which represented 2.74% of the total loan balance. At December 31, 2009, the allowance for loan losses was $29.8 million or 2.45% of the total loan balance. After reviewing all factors above, based upon information currently available, management concluded that the allowance for loan losses as of December 31, 2010, was adequate.

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plan investments; and (6) fees from other miscellaneous business services.

2010 Compared to 2009
Non-interest income totaled $17.2 million, a decrease of $1.0 million or 5.6% from non-interest income of $18.2 million for 2009.

Service charges on deposit accounts totaled $6.5 million, a decrease of $427,000 or 6.1% from service charges on deposit accounts of $6.9 million in 2009. This was due primarily to a decrease in fees related to the Company’s Overdraft Privilege Service.

Net gain on investment securities was $2.9 million in 2010 compared to a net gain of $3.5 million for 2009. During 2009 and 2010 the Company sold mortgage-backed securities at a gain and, in anticipation of rising rates, invested the funds primarily in shorter-term agency securities. See “Financial Condition-Investment Securities” for a discussion of the Company’s investment strategy.

Debit Card and ATM fees totaled $2.6 million, an increase of $346,000 or 15.4% over fees in 2009. These are: (1) fees earned by the Company when non-customers use our ATM’s; and (2) fees paid to the Company by VISA merchants when the Company’s VISA Money Card holders use their card to complete a purchase.

Gains on deferred compensation investments were $1.4 million in 2010 compared to gains of $1.8 million in 2009. The Company allows executives who participate in non-qualified deferred compensation plans to self-direct the investment of their vested balances. See Note 16. located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Market value gains/losses on these plan balances fluctuate depending on the type of investments held and market trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Other non-interest income totaled $2.0 million in 2010, an increase of $141,000 or 7.7% from 2009. This increase was primarily due to the gain on sale of three properties classified as other real estate.

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

Gains on deferred compensation investments were $1.8 million in 2009 compared to losses of $2.7 million in 2008. The Company allows executives who participate in non-qualified deferred compensation plans to self-direct the investment of their vested balances. Market value gains/losses on these plan balances fluctuate depending on the type of investments held and market trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

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

2010 Compared to 2009
Overall, non-interest expense totaled $43.9 million, a decrease of $2.5 million or 5.4% for the year ended December 31, 2010.

Salaries and employee benefits decreased $439,000 or 1.5% primarily related to reduced staffing costs and decreased security guard expense, partially offset by increased health insurance costs.

Gains on deferred compensation investments were $1.4 million in 2010 compared to gains of $1.8 million in 2009. The Company allows executives who participate in non-qualified deferred compensation plans to self-direct the investment of their vested balances. See Note 16. located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Market value gains/losses on these plan balances fluctuate depending on the type of investments held and market trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

Occupancy expense in 2010 totaled $2.4 million, a decrease of $293,000 or 10.8% from 2009. This decrease was due to reduced property taxes.

Equipment expense in 2010 totaled $2.6 million, an increase of $188,000 or 7.8% from 2009. This increase is due to increases in hardware and software maintenance contracts.

ORE holding costs totaled $1.2 million in 2010 as compared to $1.5 million in 2009. Due to the economic climate over the past two years the Company has acquired $8.0 million of other real estate, which includes a mix of raw land, residential finished lots and commercial buildings. See “Financial Condition – Classified Loans and Non-Performing Assets.” Included in the $1.2 million for 2010 is $716,000 related to the establishment of a reserve for ORE valuation adjustments, as compared to $1.0 million in 2009.

The Company’s total FDIC insurance costs decreased $210,000 in 2010 to $2.3 million, an 8.4% decrease from $2.5 million in 2009. The FDIC did not levy any special assessments in 2010. See “Supervision and Regulation – Deposit Insurance” for further discussion of the Company’s deposit insurance.

Other non-interest expense declined $1.0 million, or 15.6%, to $5.7 million in 2010 compared to $6.7 million in 2009. This decrease was due to: (1) reduced advertising and promotional costs; (2) reduced legal fees related to problem credits; (3) reduced cost of credit review services; and (4) reduced correspondent bank fees.

2009 Compared to 2008
Overall, non-interest expense totaled $46.4 million, an increase of $6.3 million or 15.8% for the year ended December 31, 2009.

Salaries and employee benefits increased $1.7 million or 6.4% primarily due to officer salary increases, which took place in April 2009.

Gains on deferred compensation investments were $1.8 million in 2009 compared to losses of $2.7 million in 2008. The Company allows executives who participate in non-qualified deferred compensation plans to self-direct the investment of their vested balances. Market value gains/losses on these plan balances fluctuate depending on the type of investments held and market trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

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

Income Taxes
The provision for income taxes increased $854,000 during 2010. The effective tax rate in 2010 was 36.6% compared to 36.1% in 2009 and 37.4% in 2008. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance, California enterprise zone interest income exclusion, and tax-exempt interest income on municipal securities and loans.

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

Financial Condition

Investment Securities
The investment portfolio provides the Company with an income alternative to loans. The debt securities in the Company’s investment portfolio have historically been comprised primarily of Mortgage-backed securities issued by federal government-sponsored entities, U.S. Government Agencies and high grade bank-qualified municipals and bonds. Importantly, the Company never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC,” classes of securities that resulted in losses for many banks in recent years.

The Company’s investment portfolio at the end of 2010 was $499.8 million, an increase of $64.6 million or 14.8% from 2009. During 2010 the Company’s deposit growth continued to out-strip loan growth, resulting in an increase in the investment portfolio. In addition, during 2010 the Company continued to sell some higher coupon 30 year mortgage-backed securities, which further increased the cash available for reinvestment.

The Company’s investment portfolio at the end of 2009 was $435.2 million, an increase of $71.4 million or 19.6% from 2008. Since the beginning of 2009 the Company had generated a significant amount of excess liquidity because interest rates have been low and perceived market risks high, causing customers to move funds from the stock market and other investment vehicles to FDIC insured bank deposits. Additionally, given the drop in mortgage rates during the first nine months of 2009, many of our higher coupon 30 year mortgage-backed securities were prepaying quickly, and their market value gains disappearing. As a result, during 2009 the Company sold, for a gain of $3.5 million, approximately $74.3 million of primarily mortgage-backed securities. This further increased our excess cash position.

The Company’s 2010 reinvestment strategy for the cash generated from security sales and deposit inflows was to initially purchase only short and medium term U.S. Government Agency securities to protect against future increases in market interest rates. However, by the fourth quarter of 2010 it was evident that market interest rates would not be increasing any time soon, so some purchases of 10 and 15-year mortgage-backed securities were made.

As of December 31, 2010 the Company held $66.8 million of municipal investments, of which $52.2 million were bank-qualified municipal bonds, all classified as held-to-maturity. No purchases of bank-qualified municipal bonds have been made for several years, but the increasing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers, has increased the overall risk associated with bank-qualified municipal bonds. As of December 31, 2010 eighty-seven percent of the Company’s bank-qualified municipal bonds have an underlying credit rating, and all of these ratings are “investment grade.” Of the thirteen percent ($6.9 million) of the portfolio that is not rated, the Company monitors the status of these issuers and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are overnight investments in Federal Funds Sold. In 2010 average Federal Funds Sold were $37.9 million compared to $36.7 million in 2009. Overnight investments in Federal Funds Sold are an additional earning asset available to the Company. Historically, in order to earn interest on excess cash balances banks had to “sell” these balances (called “Federal Funds Sold”) on an overnight basis to other banks. However, in late 2008 the FRB began paying interest on the deposits that banks maintained in their FRB accounts (which are also classified as Federal Funds Sold on the Company’s balance sheets) providing an essentially risk-free alternative for earning interest on overnight cash balances. These balances earn interest at the Fed Funds rate, which has been 0.25% since December, 2008.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of December 31, 2010 and 2009, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Investment Portfolio
The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

	Available	Held to	Available	Held to	Available	Held to
	for Sale	Maturity	for Sale	Maturity	for Sale	Maturity
December 31: (in thousands)	2010		2009		2008
U. S. Agency	$236,319	$-	$136,168	$-	$-	$-
Municipal	6,378	60,439	8,365	64,044	10,231	64,765
Mortgage-backed Securities	185,637	2,218	215,327	3,583	276,176	5,133
Other	6,522	2,280	5,689	1,990	5,432	1,992
Total Book Value	$434,856	$64,937	$365,549	$69,617	$291,839	$71,890
Fair Value	$434,856	$66,039	$365,549	$71,010	$291,839	$71,538

Analysis of Investment Securities Available-for-Sale
The following table is a summary of the relative maturities and yields of the Company's investment securities Available-for-Sale as of December 31, 2010. Non-taxable municipal securities have been calculated on a fully taxable equivalent basis.

	Fair	Average
December 31, 2010 (in thousands)	Value	Yield
U.S. Agency
After one year through five years	$225,438	1.09%
After five years through ten years	10,881	2.09%
Total U.S. Agency Securities	236,319	1.14%
Municipal - Non-Taxable
After ten years	6,378	5.01%
Total Non-Taxable Municipal Securities	6,378	5.01%
Mortgage-backed Securities
After five years through ten years	41,479	3.98%
After ten years	144,158	3.57%
Total Mortgage-backed Securities	185,637	3.66%
Other
One year or less	6,522	0.61%
Total Other Securities	6,522	0.61%
Total Investment Securities Available-for-Sale	$434,856	2.26%
Note:  The average yield for floating rate securities is calculated using the current stated yield.

Analysis of Investment Securities Held-to-Maturity
The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2010. Non-taxable municipal securities have been calculated on a fully taxable equivalent basis.

	Book	Average
December 31, 2010 (in thousands)	Value	Yield
Municipal - Non-Taxable
One year or less	$801	5.03%
After one year through five years	6,883	3.52%
After five years through ten years	40,823	4.05%
After ten years	11,932	4.83%
Total Non-Taxable Municipal Securities	60,439	4.16%
Mortgage-backed Securities
After one year through five years	2,218	3.85%
Total Mortgage-Backed Securities	2,218	3.85%
Other
After five years through ten years	8	4.51%
After ten years	2,272	2.27%
Total Other Securities	2,280	2.28%
Total Investment Securities Held-to-Maturity	$64,937	4.08%

Loans
Loans can be categorized by borrowing purpose and use of funds. Common examples of loans made by the Company include:

Commercial and Agricultural Real Estate - These are loans secured by farmland, commercial real estate, multifamily residential properties, and other non-farm, non-residential properties within our market area. Commercial mortgage term loans can be made if the property is either income producing or scheduled to become income producing based upon acceptable pre-leasing, and the income will be the Bank's primary source of repayment for the loan. Loans are made both on owner occupied and investor properties; generally do not exceed 15 years (and may have pricing adjustments on a shorter timeframe); have debt service coverage ratios of 1.00 or better with a target of greater than 1.20; and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk in the loan.

Real Estate Construction - These are loans for development and construction (the Company generally requires the borrower to fund the land acquisition) and are secured by commercial or residential real estate. These loans are generally made only to experienced local developers with whom the Bank has a successful track record; for projects in our service area; with LTV’s below 75%; and where the property can be developed and sold within 2 years. Commercial construction loans are made only when there is a written take-out commitment from the Bank or an acceptable financial institution or government agency. Most acquisition, development and construction loans are tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan.

Residential 1st Mortgages - These are loans primarily made on owner occupied residences; generally underwritten to income and LTV guidelines similar to those used by FNMA and FHLMC; however, we will make loans on rural residential properties up to 20 acres. Most residential loans have terms from ten to twenty years and carry fixed rates priced off of treasury rates. The Company has always underwritten mortgage loans based upon traditional underwriting criteria and does not make loans that are known in the industry as “subprime,” “no or low doc,” or “stated income.”

Home Equity Lines and Loans - These are loans made to individuals for home improvements and other personal needs. Generally, amounts do not exceed $250,000; CLTV’s do not exceed 80%; FICO scores are at or above 670; Total Debt Ratios do not exceed 45%; and in some situations the Company is in a 1st lien position.

Agricultural - These are loans and lines of credit made to farmers to finance agricultural production. Lines of credit are extended to finance the seasonal needs of farmers during peak growing periods; are usually established for periods no longer than 12 to 24 months; are often secured by general filing liens on livestock, crops, crop proceeds and equipment; and are most often tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan. Term loans are primarily made for the financing of equipment, expansion or modernization of a processing plant, or orchard/vineyard development; have maturities from five to seven years; and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk in the loan.

Commercial - These are loans and lines of credit to businesses that are sole proprietorships, partnerships, LLC’s and corporations. Lines of credit are extended to finance the seasonal working capital needs of customers during peak business periods; are usually established for periods no longer than 12 to 24 months; are often secured by general filing liens on accounts receivable, inventory and equipment; and are most often tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan. Term loans are primarily made for the financing of equipment, expansion or modernization of a plant or purchase of a business; have maturities from five to seven years; and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk in the loan.

Consumer - These are loans to individuals for personal use, and primarily include loans to purchase automobiles or recreational vehicles, and unsecured lines of credit. The Company has a very minimal consumer loan portfolio, and loans are primarily made as an accommodation to deposit customers.

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” for a discussion about the credit risks the Company assumes and its overall credit risk management practices.

Each loan type involves risks specific to the: (i) borrower; (ii) collateral; and (iii) loan structure. See “Results of Operations - Provision and Allowance for Credit Losses” for a more detailed discussion of risks by loan type. The Company’s current underwriting policies and standards are designed to mitigate the risks involved in each loan type. The Company’s policies require that loans are approved only to those borrowers exhibiting a clear source of repayment and the ability to service existing and proposed debt. The Company’s underwriting procedures for all loan types require careful consideration of the borrower, the borrower’s financial condition, the borrower’s management capability, the borrower’s industry, and the economic environment affecting the loan.

Most loans made by the Company are secured, but collateral is the secondary or tertiary source of repayment; cash flow is our primary source of repayment. The quality and liquidity of collateral are important and must be confirmed before the loan is made.

In order to be responsive to borrower needs, the Company prices loans: (i) on both a fixed rate and adjustable rate basis; (ii) over different terms; and (iii) based upon different rate indices; as long as these structures are consistent with the Company’s interest rate risk management policies and procedures (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk).

Overall, the Company's loan portfolio at December 31, 2010, decreased $36.7 million or 3.0% from December 31, 2009, a reflection of the economic conditions in our marketplace. The Company did experience some growth in the commercial real estate and agricultural loans, market segments where the Company believes that current market rates and/or credit risks are more reasonable than in other loan segments. Growth in commercial real estate was carefully focused on owner-occupied buildings or investment properties with reasonable LTV’s and borrower personal guarantees.

Beginning in late 2006 and continuing through 2010, the Company purposely reduced its exposure to real estate construction loans as the residential housing market softened. Additionally, the Company’s residential 1st mortgage portfolio is comprised primarily of 15 and 20-year mortgages to local customers. The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio.

On an average balance basis, loans have decreased $4.4 million or 0.4%. In 2009 average balances increased 4.7% or $53.7 million from the prior year. The following table sets forth the distribution of the loan portfolio by type and percent as of December 31st of the years indicated. (in thousands)

	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate	$318,341	27.0%	$290,473	23.9%	$271,856	23.0%	$245,926	21.5%	$242,033	23.1%
Agricultural Real Estate	254,575	21.6%	260,000	21.4%	227,166	19.3%	207,889	18.2%	168,425	16.1%
Real Estate Construction	37,486	3.2%	71,647	5.9%	75,472	6.4%	80,651	7.1%	95,378	9.1%
Residential 1st Mortgages	103,574	8.8%	105,850	8.7%	105,980	9.0%	109,764	9.6%	106,148	10.1%
Home Equity Lines and Loans	58,971	5.0%	65,541	5.4%	66,159	5.6%	65,953	5.8%	67,132	6.4%
Agricultural	231,150	19.6%	217,989	17.9%	216,610	18.4%	215,798	18.9%	183,589	17.5%
Commercial	165,263	14.0%	191,949	15.8%	202,636	17.2%	197,108	17.2%	165,412	15.8%
Consumer & Other	8,712	0.7%	11,400	0.8%	13,612	1.0%	20,061	1.1%	21,222	1.3%
Total Gross Loans	1,178,072	100.0%	1,214,849	100.0%	1,179,491	100.0%	1,143,150	100.0%	1,049,339	100.0%
Less: Unearned Income	2,070		2,131		2,127		2,181		2,427
Subtotal	1,176,002		1,212,718		1,177,364		1,140,969		1,046,912
Less: Allowance for Loan Losses	32,261		29,813		20,034		18,483		18,099
Loans, Net	$1,143,741		$1,182,905		$1,157,330		$1,122,486		$1,028,813

There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company on December 31, 2010.

(in thousands)	One Year or Less	Over One Year to Five Years	Over Five Years	Total
Commercial Real Estate	$8,545	$89,668	$220,128	$318,341
Agricultural Real Estate	6,001	44,052	204,521	254,574
Real Estate Construction	19,433	14,603	3,450	37,486
Residential 1st Mortgages	110	8,668	94,795	103,573
Home Equity Lines and Loans	-	1,467	57,505	58,972
Agricultural	139,079	75,578	16,494	231,151
Commercial	62,851	65,652	36,760	165,263
Consumer & Other	1,924	5,961	827	8,712
Total	$237,943	$305,649	$634,480	$1,178,072
Rate Sensitivity:
Fixed Rate	$29,888	$131,087	$247,078	$408,053
Variable Rate	208,055	174,562	387,402	770,019
Total	$237,943	$305,649	$634,480	$1,178,072
Percent	20.20%	25.94%	53.86%	100.00%

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of December 31, 2010, the Company had entered into loan commitments amounting to $316.1 million compared to $315.2 million at December 31, 2009. In addition, letters of credit issued by the Company to guarantee the performance of a customer to a third party at December 31, 2010, and December 31, 2009, were $5.6 million and $9.2 million, respectively.

Classified Loans and Non-Performing Assets
All loans are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Loan Losses” for more detail on risk grades. Loans that are judged to exhibit a higher risk profile are downgraded to at least “substandard” and referred to as “classified loans,” and these loans receive increased management attention. As of December 31, 2010, classified loans totaled $40.0 million.

Classified loans with higher levels of credit risk can be further designated as “impaired” loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. See “Results of Operations - Provision and Allowance for Loan Losses” for further details. Impaired loans are either: (1) non-accrual loans; or (2) restructured loans that are still performing (i.e., accruing interest).

Non-Accrual Loans - Accrual of interest on loans is generally discontinued when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of December 31, 2010, non-accrual loans totaled $5.3 million.

Restructured Loans - A restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan on accrual. As of December 31, 2010, restructured loans on accrual totaled $27.6 million, and included multiple loans to one borrower totaling $24.5 million, all of which were current in their payments.

Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

The following table sets forth the amount of the Company's non-performing loans and ORE as of the dates indicated. These balances are reported net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies, in the amounts of $473,000, $134,000 and $27,000 for the years 2008, 2007 and 2006, respectively:

	December 31,
(in thousands)	2010	2009	2008	2007	2006
Non-Accrual Loans
Commercial Real Estate	$2,348	$1,294	$3,635	$-	$3
Agricultural Real Estate	1,797	2,589	-	-	-
Real Estate Construction	-	1,225	400	-	-
Residential 1st Mortgages	954	-	176	-	-
Home Equity Lines and Loans	-	325	191	-	-
Agricultural	-	1,080	-	-	-
Commercial	207	2,696	55	45	9
Consumer & Other	2	-	41	7	-
Total Non-Accrual Loans	5,308	9,209	4,498	52	12
Accruing Loans Past Due 90 Days or More
Commercial Real Estate	-	-	769	-	0
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer & Other	-	-	-	17	15
Total Accruing Loans Past Due 90 Days or More	-	-	769	17	15
Total Non-Performing Loans	$5,308	$9,209	$5,267	$69	$27
Other Real Estate Owned	$8,039	$8,418	$4,817	$251	$-
Total Non-Performing Assets	$13,347	$17,627	$10,084	$320	$27
Restructured Loans (Performing)	$27,652	$556	$-	$-	$-
Non-Performing Loans as a Percent of Total Loans	0.45%	0.76%	0.45%	0.01%	0.00%
Allowance for Loan Losses as a Percent of Total Non-Performing Loans	607.78%	323.74%	380.37%	26786.96%	67033.33%

Although management believes that non-performing loans are generally well-secured and that potential losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. See Note 5 located in “Item 8. Financial Statements and Supplementary Data” for an allocation of the allowance classified to impaired loans.

The Company reported $8.0 million of ORE at December 31, 2010, and $8.4 million at December 31, 2009. The decrease in ORE during 2010 was a result of the Company selling three of its ORE properties. The December 31, 2010, carrying value of $8.0 million is net of a $3.7 million reserve for ORE valuation adjustments. ORE at December 31, 2010 includes a mix of raw land, residential finished lots and commercial buildings.

Except for those classified and non-performing loans discussed above, the Company’s management is not aware of any loans as of December 31, 2010, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. However, the Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels are above 15% in many areas. As a result of this combination of: (1) real estate values having declined significantly over the past 36 months; and (2) continuing uncertainty in general economic conditions leading to increased unemployment and business failures; borrowers who up until this time have been able to keep current in their payments may experience deterioration in their overall financial condition, increasing the potential of default. See “Part I, Item 1A. Risk Factors.”

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The following table sets forth, by time remaining to maturity, the Company’s time deposits in amounts of $100,000 or more at December 31, 2010.

(in thousands)
Time Deposits of $100,000 or More
Three Months or Less	$150,493
Over Three Months Through Six Months	132,469
Over Six Months Through Twelve Months	86,202
Over Twelve Months	28,327
Total Time Deposits of $100,000 or More	$397,491
Refer to the Year-To-Date Average Balances and Rate Schedules located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

At December 31, 2010, deposits totaled $1.6 billion. This represents an increase of 4.6% or $68.4 million from December 31, 2009. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor (unlimited for non-interest bearing transaction accounts); and (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory.

Deposit growth in 2010 occurred primarily in the following areas: (1) Demand deposits grew $19.4 million or 6.0%; (2) Interest bearing transaction deposits grew $15.0 million or 8.3%; and (3) Savings deposits grew $39.2 million or 9.5%.

Time deposits declined $5.3 million or 0.9% during 2010 after having declined 5.6% in 2009. This decline over the past two years was the result of an explicit pricing strategy adopted by the Company beginning in the second quarter of 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term agency securities or overnight Fed Funds. As a result: (1) the Company could not effectively invest funds at a profit without incurring excessive interest rate risk; and (2) significant growth in our overall balance sheet, without any resulting profit, would only place pressures on the Company’s capital ratios. In the first quarter of 2009, time deposits had increased approximately $81 million or 13% as depositors aggressively sought out the safety of banks for their funds. Beginning in April 2009 management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction and savings balances with us (i.e., depositors who were not “relationship customers”). This strategy was continued during 2010. Given the Company’s strong deposit growth in transaction and savings accounts, this time deposit decline did not present any liquidity issues and continues to significantly enhance the Company’s net interest margin and earnings.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Bank’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB advances as of December 31, 2010, were $591,000 compared to $20.1 million as of December 31, 2009. The average rate on FHLB advances during 2010 was 2.9% compared to 2.2% in 2009. There were no Federal Funds purchased or advances from the FRB at December 31, 2010.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings, and totaled $60 million at December 31, 2010 and December 31, 2009.

On March 13, 2008, the Bank entered into a $40 million medium term repurchase agreement with Citigroup as part of the Bank’s interest rate risk management strategy. The repurchase agreement pricing rate is 3.20% with an embedded 3-year cap tied to 3 month Libor with a strike price of 3.3675%. The repurchase agreement matures March 13, 2013, putable only on March 13, 2011, and is secured by investments in Agency pass through securities.

On May 30, 2008, the Company entered into a second $20 million medium term repurchase agreement with Citigroup. The repurchase agreement pricing rate is 4.19% with an embedded 3-year cap tied to 3 month Libor with a strike price of 3.17%. The repurchase agreement matures June 5, 2013, putable only on June 5, 2011, and is secured by investments in Agency pass through securities.

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities. See Note 13 located in “Item 8. Financial Statements and Supplementary Data.” Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital. See “Capital.” These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly (the next reset is March 16, 2011) and the rate was 3.2% as of December 31, 2010. The average rate paid for these securities in 2010 was 3.2% compared to 3.8% in 2009. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $173.2 million at December 31, 2010, and $164.7 million at the end of 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. For further information on the Company’s and the Bank’s risk-based capital ratios, see Note 14 located in “Item 8. Financial Statements and Supplementary Data.”

As previously discussed (see “Subordinated Debentures”), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of trust preferred securities. See Note 13 located in “Item 8. Financial Statements and Supplementary Data.” On March 1, 2005, the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of trust preferred securities (“TPS”) by bank holding companies (“BHCs”). Under the final rule BHCs may include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill. The quantitative limitation concerning goodwill was to be effective March 31, 2009. However, on March 17, 2009, the FRB adopted a rule that delayed the effective date of the new limits until March 31, 2011. Any portion of trust-preferred securities not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations. The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company’s trust preferred securities currently qualify as Tier 1 capital.

In accordance with the provisions of the “Consolidation” topic of the FASB Accounting Standards Codification (“ASC”), the Company does not consolidate the subsidiary trust, which has issued the trust-preferred securities.

In 1998, the Board approved the Company’s first stock repurchase program. This program was extended and expanded in both 2004 and 2006. Most recently, on November 12, 2008, the Board of Directors approved increasing the funds available for the Company’s Common Stock Repurchase Program. The Board’s resolution authorized up to $20 million in repurchases over the four-year period ending October 31, 2012. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

During 2010 the Company repurchased 1,520 shares at an average share price of $400. In 2009 the Company repurchased 6,016 shares at an average share price of $387. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $16.0 million.

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

Allowance for Loan Losses - As a financial institution, which assumes lending and credit risks as a principal element in its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the allowance for loan losses is maintained at a level considered adequate by management to provide for losses that are inherent in the portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management employs a systematic methodology for determining the allowance for loan losses. On a quarterly basis, management reviews the credit quality of the loan portfolio and considers problem loans, delinquencies, internal credit reviews, current economic conditions, loan loss experience, and other factors in determining the adequacy of the allowance balance.

While the Company utilizes a systematic methodology in determining its allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. The estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. For additional information, see Note 5 located in “Item 8. Financial Statements and Supplementary Data.”

Fair Value - The Company discloses the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization. For additional information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” and Notes 17 and 18 located in “Item 8. Financial Statements and Supplementary Data.”

Income Taxes - The Company uses the liability method of accounting for income taxes. This method results in the recognition of deferred tax assets and liabilities that are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The deferred provision for income taxes is the result of the net change in the deferred tax asset and deferred tax liability balances during the year. This amount combined with the current taxes payable or refundable results in the income tax expense for the current year. For additional information, see Note 1 located in “Item 8. Financial Statements and Supplementary Data.”

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

Our most significant off-balance sheet arrangements are limited to: (1) the full and unconditional payment guarantee of accrued distributions relating to $10 million of Trust Preferred Securities issued by FMCB Statutory Trust (see Note 13 located in “Item 8. Financial Statements and Supplementary Data”); (2) obligations under guarantee contracts such as financial and performance standby letters of credit for our credit customers (see Note 19 located in “Item 8. Financial Statements and Supplementary Data”); (3) unfunded commitments to lend (see Note 19 located in “Item 8. Financial Statements and Supplementary Data”); and (4) lease contracts (see Note 19 located in “Item 8. Financial Statements and Supplementary Data”). It is our belief that none of these arrangements expose us to any greater risk of loss than is already reflected on our balance sheet. We do not have any off-balance-sheet arrangements in which we have any retained or contingent interest as we do not transfer or sell our assets to entities in which we have a continuing involvement, any exposure to derivative instruments that are indexed to stock indices, nor any variable interests in any unconsolidated entity to which we may be a party.

The following table presents, as of December 31, 2010, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. For further information on the nature of each obligation type, see applicable note disclosures located in “Item 8. Financial Statements and Supplementary Data.”

Payments Due By Period
(in thousands)
Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Obligations	$1,555	$359	$569	$527	$100
Securities Sold Under Agreement to Repurchase	60,000	-	60,000	-	-
FHLB Advances	591	-	-	-	591
Long-Term Subordinated Debentures	10,310	-	-	-	10,310
Deferred Compensation (1)	20,416	302	837	713	18,564
Total	$92,872	$661	$61,406	$1,240	$29,565

(1) These amounts represent payments to participants under the Company's non-qualified deferred compensation and supplemental retirement plans. See Note 19 located in “Item 8. Financial Statements and Supplementary Data.”

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

See “Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans and Results of Operations – Provision and Allowance for Loan Losses” for further discussion regarding loan types and risks and the Company’s methodology for assessing the appropriateness of the allowance for loan losses.

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

Management believes that the allowance for loan losses at December 31, 2010, was adequate to provide for both recognized probable losses and estimated inherent losses in the portfolio. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would increase the provision for loan losses and thereby adversely affect the results of operations.

Interest Rate Risk
The mismatch between maturities and repricing of interest sensitive assets and liabilities results in uncertainty in the Company’s earnings and economic value and is referred to as interest rate risk. The Company does not attempt to predict interest rates and positions the balance sheet in a manner, which seeks to minimize, to the extent possible, the effects of changing interest rates.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At December 31, 2010, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.86% if rates increase by 200 basis points and an increase in net interest income of 0.14% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $81 million and repurchase lines of $1.4 million with major brokers. In addition, as of December 31, 2010 the Company has available borrowing capacity of $176.5 million at the Federal Home Loan Bank and $231.7 million at the Federal Reserve Bank.

At December 31, 2010, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $192.2 million, which represents 10.6% of total assets.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Farmers & Merchants Bancorp

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at Farmers & Merchants Bancorp (“the Company”). Internal control over financial reporting includes controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Part 363 of the Federal Deposit Insurance Corporation Rules and Regulations.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

/s/ Kent A. Steinwert	/s/ Stephen W. Haley

Kent A. Steinwert	Stephen W. Haley
Chairman, President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Farmers & Merchants Bancorp
Lodi, California

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010.  We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria").  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
(Continued)

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Farmers & Merchants Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

/s/ Perry-Smith LLP

Sacramento, California
March 8, 2011

Farmers & Merchants Bancorp
Consolidated Statements of Income
(in thousands except per share data)
	Year Ended December 31,
	2010	2009	2008
Interest Income
Interest and Fees on Loans	$72,643	$74,901	$77,924
Interest on Federal Funds Sold and Securities Purchased
Under Agreements to Resell	91	96	424
Interest on Investment Securities:
Taxable	8,971	13,396	11,801
Exempt from Federal Tax	2,756	2,921	3,059
Total Interest Income	84,461	91,314	93,208

Interest Expense
Deposits	7,168	13,746	22,374
Borrowed Funds	2,184	2,188	1,773
Subordinated Debentures	333	397	637
Total Interest Expense	9,685	16,331	24,784

Net Interest Income	74,776	74,983	68,424
Provision for Loan Losses	14,735	15,420	7,998
Net Interest Income After Provision for Loan Losses	60,041	59,563	60,426

Non-Interest Income
Service Charges on Deposit Accounts	6,529	6,956	7,144
Net Gain on Investment Securities	2,895	3,524	1,503
Credit Card Merchant Fees	-	-	1,109
Gain on Sale of Merchant Card Business	-	-	1,905
Gain on Sale of Credit Card Loan Portfolio	-	-	1,030
Increase in Cash Surrender Value of Bank Owned Life Insurance	1,825	1,794	1,785
Debit Card and ATM Fees	2,591	2,245	2,051
Net Gain (Loss) on Deferred Compensation Investments	1,376	1,847	(2,664)
Other	1,969	1,828	2,201
Total Non-Interest Income	17,185	18,194	16,064

Non-Interest Expense
Salaries and Employee Benefits	28,332	28,771	27,039
Net Gain (Loss) on Deferred Compensation Investments	1,376	1,847	(2,664)
Occupancy	2,422	2,715	2,651
Equipment	2,605	2,417	2,658
Credit Card Merchant Expense	-	-	828
OREO Holding Costs	1,247	1,464	2,223
FDIC Insurance	2,286	2,496	532
Other	5,671	6,719	6,836
Total Non-Interest Expense	43,939	46,429	40,103

Income Before Income Taxes	33,287	31,328	36,387
Provision for Income Taxes	12,169	11,315	13,597
Net Income	$21,118	$20,013	$22,790
Earnings Per Share	$27.05	$25.57	$28.69
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Balance Sheets
(in thousands except share data)
	December 31,
Assets	2010	2009
Cash and Cash Equivalents:
Cash and Due from Banks	$28,484	$32,660
Federal Funds Sold and Securities Purchased Under Agreements to Resell	32,176	1,972
Total Cash and Cash Equivalents	60,660	34,632

Investment Securities:
Available-for-Sale	434,856	365,549
Held-to-Maturity	64,937	69,617
Total Investment Securities	499,793	435,166

Loans:	1,176,002	1,212,718
Less: Allowance for Loan Losses	32,261	29,813
Loans, Net	1,143,741	1,182,905

Premises and Equipment, Net	24,214	24,887
Bank Owned Life Insurance	45,584	43,759
Interest Receivable and Other Assets	67,499	59,665
Total Assets	$1,841,491	$1,781,014

Liabilities
Deposits:
Demand	$343,482	$324,073
Interest-Bearing Transaction	195,576	180,570
Savings	453,531	414,285
Time	573,914	579,196
Total Deposits	1,566,503	1,498,124

Securities Sold Under Agreement to Repurchase	60,000	60,000
Federal Home Loan Bank Advances	591	20,149
Subordinated Debentures	10,310	10,310
Interest Payable and Other Liabilities	30,846	27,704
Total Liabilities	1,668,250	1,616,287

Commitments & Contingencies (See Note 19)
Shareholders' Equity
Preferred Stock: No Par Value. 1,000,000 Authorized, None Issued or Outstanding	-	-
Common Stock: Par Value $0.01, 20,000,000 Shares Authorized, 779,424 and 780,944 Issued and Outstanding at December 31, 2010 and 2009, respectively	8	8
Additional Paid-In Capital	75,590	76,198
Retained Earnings	96,030	83,767
Accumulated Other Comprehensive Gain	1,613	4,754
Total Shareholders' Equity	173,241	164,727
Total Liabilities and Shareholders' Equity	$1,841,491	$1,781,014
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders' Equity
(in thousands except share and per share data)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders' Equity
Balance, January 1, 2008	800,112	$8	$84,437	$57,990	$983	$143,418
Net Income				22,790		22,790
Cash Dividends Declared on
Common Stock ($10.65 per share)				(8,430)		(8,430)
Repurchase of Stock	(13,152)		(5,910)			(5,910)
Change in Net Unrealized Gain on
Securities Available-for-Sale					4,677	4,677
Balance, December 31, 2008	786,960	8	78,527	72,350	5,660	156,545
Net Income				20,013		20,013
Cash Dividends Declared on
Common Stock ($11.00 per share)				(8,596)		(8,596)
Repurchase of Stock	(6,016)		(2,329)			(2,329)
Change in Net Unrealized Gain on
Securities Available-for-Sale					(906)	(906)
Balance, December 31, 2009	780,944	8	76,198	83,767	4,754	164,727
Net Income				21,118		21,118
Cash Dividends Declared on
Common Stock ($11.35 per share)				(8,855)		(8,855)
Repurchase of Stock	(1,520)		(608)			(608)
Change in Net Unrealized Gain on
Securities Available-for-Sale					(3,141)	(3,141)
Balance, December 31, 2010	779,424	$8	$75,590	$96,030	$1,613	$173,241
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Net Income	$21,118	$20,013	$22,790

Other Comprehensive Income

Unrealized (Losses) Gains on Securities:
Unrealized holding (losses) gains arising during the period, net of income tax effects of $(1,062), $824 and $4,026 for the years ended December 31, 2010, 2009 and 2008, respectively.	(1,463)	1,136	5,548

Less: Reclassification adjustment for realized gains included in net income, net of related income tax effects of $(1,217), $(1,482), and $(632) for the years ended December 31,2010, 2009 and 2008, respectively.	(1,678)	(2,042)	(871)
Total Other Comprehensive (Loss) Income	(3,141)	(906)	4,677

Comprehensive Income	$17,977	$19,107	$27,467
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating Activities
Net Income	$21,118	$20,013	$22,790
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	14,735	15,420	7,998
Depreciation and Amortization	1,867	1,894	1,878
Provision for Deferred Income Taxes	(1,877)	(7,412)	(995)
Net Amortization (Accretion) of Investment Security Premium & Discounts	289	(2,719)	301
Net Gain on Investment Securities	(2,895)	(3,524)	(1,503)
Net Gain on Sale of Property & Equipment	(19)	(11)	(15)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(5,526)	(14,405)	(5,879)
Net Increase (Decrease) in Interest Payable and Other Liabilities	3,142	3,527	(1,523)
Net Cash Provided by Operating Activities	30,834	12,783	23,052
Investing Activities
Securities Available-for-Sale:
Purchased	(380,629)	(271,757)	(240,063)
Sold, Matured, Called and Paydowns	308,504	202,742	99,268
Securities Held-to-Maturity:
Purchased	(2,277)	(1,870)	(4,500)
Sold, Matured, Called and Paydowns	6,984	4,129	38,476
Net Loans Repaid, Originated or Acquired	24,193	(41,285)	(43,172)
Principal Collected on Loans Previously Charged Off	236	290	330
Net Additions to Premises and Equipment	(1,196)	(5,133)	(3,349)
Proceeds from Sale of Property & Equipment	21	16	21
Net Cash Used by Investing Activities	(44,164)	(112,868)	(152,989)
Financing Activities
Net Increase in Demand, Interest-Bearing Transaction
and Savings Deposits	73,661	99,676	71,610
Net (Decrease) Increase in Time Deposits	(5,282)	(34,254)	50,302
Securities Sold Under Agreement to Repurchase	-	-	60,000
Net (Decrease) Increase in Federal Home Loan Bank Advances	(19,558)	19,446	(28,251)
Stock Repurchases	(608)	(2,329)	(5,910)
Cash Dividends	(8,855)	(8,596)	(8,430)
Net Cash Provided by Financing Activities	39,358	73,943	139,321
Increase (Decrease) in Cash and Cash Equivalents	26,028	(26,142)	9,384
Cash and Cash Equivalents at Beginning of Year	34,632	60,774	51,390
Cash and Cash Equivalents at End of Year	$60,660	$34,632	$60,774
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$3,407	$5,571	$7,342
Cash Payments Made for Income Taxes	$16,025	$15,950	$16,100
Interest Paid	$9,829	$17,843	$26,552
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

Basis of Presentation
The accompanying consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information.

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

Certain amounts in the prior years' financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation. These reclassifications had no effect on previously reported net income or total shareholders’ equity.

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

An investment security is impaired when its carrying value is greater than its fair value. Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether such a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, and management does not intend to sell the security or it is more likely than not that the Company will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are either: (1) non-accrual loans; or (2) restructured loans that are still accruing interest. A restructuring of a loan constitutes a troubled debt restructuring if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. When a loan is impaired, the recorded amount of the loan in the Consolidated Balance Sheet is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the observable or estimated market price of the loan, or on the fair value of the collateral if the loan is collateral dependent. If the restructured loan was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, the loan can remain on accrual.

Allowance for Loan Losses
The allowance for loan losses is an estimate of credit losses inherent in the Company's loan portfolio as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Loans determined to be impaired are individually evaluated for impairment. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, it may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.

A restructuring of a loan constitutes a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above.

Generally, the Company will not restructure loans for customers unless: (i) the existing loan is brought current as to principal and interest payments; and (ii) the restructured loan can be underwritten to reasonable underwriting standards. If these standards are not met other actions will be pursued (e.g., foreclosure) to collect outstanding loan amounts. After restructure a determination is made whether the loan will be kept on accrual status based upon the underwriting of the restructured credit.

The determination of the general reserve for loans that are not impaired is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company's service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include: (1) commercial real estate; (2) agricultural real estate; (3) real estate construction (including land and development loans); (4) residential 1st mortgages; (5) home equity lines and loans; (6) agricultural; (7) commercial; and (8) consumer and other. The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

The Company assigns a risk rating to all loans except pools of homogeneous loans (i.e., residential 1st mortgages, home equity and consumer) and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. These risk ratings are also subject to examination by independent specialists engaged by the Company. The risk ratings can be grouped into five major categories, defined as follows:

Pass – A pass loan is a strong credit with no existing or known potential weaknesses deserving of management's close attention.

Special Mention – A special mention loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company's credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A substandard loan is not adequately protected by the current financial condition and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well defined weaknesses include a project's lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project's failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable or improbable.

Loss – Loans classified as loss are considered uncollectible. Once a loan becomes delinquent and repayment becomes questionable, the Company will address collateral shortfalls with the borrower and attempt to obtain additional collateral. If this is not forthcoming and payment in full is unlikely, the Bank will estimate its probable loss and immediately charge-off some or all of the balance.

The general reserve component of the allowance for loan losses also consists of reserve factors that are based on management's assessment of the following for each portfolio segment: (1) inherent credit risk; (2) historical losses; and (3) other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below:

Real Estate Construction – Real Estate Construction loans generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified cost and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Commercial Real Estate – Commercial real estate mortgage loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

Commercial – Commercial loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

Agricultural Real Estate and Agricultural – Loans secured by crop production, livestock and related real estate are vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions.

Residential 1st Mortgages and Home Equity Lines and Loans – The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments, although this is not always true as evidenced by the period 2007 through 2010. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

Consumer & Other – A consumer installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period. Most installment loans are made for consumer purchases. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's and Bank's regulators, including the FRB, DFI and FDIC, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures
The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet.

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

Dividends and Earnings Per Share
The Company’s common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. See Note 15.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of December 31, 2010 and December 31, 2009.

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

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:
(in thousands)

	Amortized	Gross Unrealized		Fair/Book
December 31, 2010	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$237,944	$305	$1,930	$236,319
Obligations of States and Political Subdivisions	6,378	-	-	6,378
Mortgage Backed Securities	181,228	6,028	1,619	185,637
Other	6,522	-	-	6,522
Total	$432,072	$6,333	$3,549	$434,856

	Amortized	Gross Unrealized		Fair/Book
December 31, 2009	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$135,958	$277	$67	$136,168
Obligations of States and Political Subdivisions	8,362	3	-	8,365
Mortgage Backed Securities	207,335	8,142	150	215,327
Other	5,689	-	-	5,689
Total	$357,344	$8,422	$217	$365,549

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows: (in thousands)

	Book	Gross Unrealized		Fair
December 31, 2010	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,439	$1,258	$241	$61,456
Mortgage Backed Securities	2,218	85	-	2,303
Other	2,280	-	-	2,280
Total	$64,937	$1,343	$241	$66,039

	Book	Gross Unrealized		Fair
December 31, 2009	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$64,044	$1,437	$109	$65,372
Mortgage Backed Securities	3,583	65	-	3,648
Other	1,990	-	-	1,990
Total	$69,617	$1,502	$109	$71,010

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The remaining principal maturities of debt securities as of December 31, 2010, and 2009 are shown in the following tables. Mortgage-Backed Securities are presented based on expected maturities. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. (in thousands)

		After 1	After 5		Total
Securities Available-for-Sale	Within	but	but	Over	Fair
December 31, 2010	1 Year	Within 5	Within 10	10 years	Value
Securities of U.S. Government Agencies	$-	$225,439	$10,880	$-	$236,319
Obligations of States and Political Subdivisions	-	-	-	6,378	6,378
Mortgage Backed Securities	-	-	41,479	144,158	185,637
Other	6,522	-	-	-	6,522
Total	$6,522	$225,439	$52,359	$150,536	$434,856

		After 1	After 5		Total
Securities Held-to-Maturity	Within	but	but	Over	Book
December 31, 2010	1 Year	Within 5	Within 10	10 years	Value
Obligations of States and Political Subdivisions	$801	$6,883	$40,823	$11,932	$60,439
Mortgage Backed Securities	-	2,218	-	-	2,218
Other	-	-	8	2,272	2,280
Total	$801	$9,101	$40,831	$14,204	$64,937

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated. (in thousands)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Loss	Value	Loss	Value	Loss
Securities of U.S. Government Agencies	$145,844	$1,930	$-	$-	$145,844	$1,930
Obligations of States and Political Subdivisions	6,165	241	-	-	6,165	241
Mortgage Backed Securities	44,479	1,619	-	-	44,479	1,619
Other	-	-	-	-	-	-
Total	$196,488	$3,790	$-	$-	$196,488	$3,790

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Loss	Value	Loss	Value	Loss
Securities of U.S. Government Agencies	$39,926	$67	$-	$-	$39,926	$67
Obligations of States and Political Subdivisions	4,681	109	-	-	4,681	109
Mortgage Backed Securities	16,158	150	-	-	16,158	150
Total	$60,765	$326	$-	$-	$60,765	$326

As of December 31, 2010, the Company held 208 investment securities of which 46 were in a loss position for less than twelve months. No securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of U.S. Government Agencies and Obligations of States and Political Subdivisions
The unrealized losses on the Company's investments in securities of U.S. government agencies and obligations of states and political subdivisions were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Mortgage Backed Securities
The unrealized losses on the Company's investment in mortgage backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Proceeds from sales of securities available-for-sale were as follows:
(in thousands)
	Gross	Gross	Gross
	Proceeds	Gains	Losses
2010	$268,490	$2,895	$-
2009	112,765	3,524	-
2008	71,255	933	216

As of December 31, 2010, securities carried at $346,258,000 were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2009, was $282,773,000.

3.  Federal Home Loan Bank of San Francisco Stock

Federal Home Loan Bank of San Francisco (“FHLB”) stock represents the Company’s required investment in the common stock of a correspondent bank and is carried at cost as of December 31, 2010 and December 31, 2009.

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

Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2010.

4. Loans

Loans as of December 31 consisted of the following:
(in thousands)	2010	2009
Commercial Real Estate	$318,341	$290,473
Agricultural Real Estate	254,575	260,000
Real Estate Construction	37,486	71,647
Residential 1st Mortgages	103,574	105,850
Home Equity Lines and Loans	58,971	65,541
Agricultural	231,150	217,989
Commercial	165,263	191,949
Consumer & Other	8,712	11,400
Total Gross Loans	1,178,072	1,214,849
Deferred Loan Origination Fees, Net	(2,070)	(2,131)
Subtotal	1,176,002	1,212,718
Allowance for Loan Losses	(32,261)	(29,813)
Net Loans	$1,143,741	$1,182,905

At December 31, 2010, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $329.5 million and $357.4 million, respectively. The borrowing capacity on these loans was $176.5 million from FHLB and $231.5 million from the FRB. There were no outstanding borrowings against these loans from the FHLB or FRB at December 31, 2010.

5. Allowance for Loan Losses

Changes in the allowance for loan losses consisted of the following:
(in thousands)	2010	2009	2008
Balance, January 1	$29,813	$20,034	$18,483
Provision Charged to Operating Expense	14,735	15,420	7,998
Recoveries of Loans Previously Charged Off	236	290	330
Loans Charged Off	(12,523)	(5,931)	(6,777)
Balance, December 31	$32,261	$29,813	$20,034

As of December 31, 2010 and 2009, the total recorded investment in impaired loans was $33.0 million and $9.2 million, respectively. The related allowance for impaired loans was $5.2 million and $1.0 million for the years ended 2010 and 2009, respectively. The average recorded investment in impaired loans was $23.4 million, $8.5 million, and $3.5 million for the years ended 2010, 2009, and 2008, respectively. Interest income recognized on impaired loans in 2010 was $789,000. There was no interest income recognized on impaired loans in 2009 and 2008. Non-accrual loans at December 31, 2010 and 2009 were $5.3 million and $9.2 million, respectively. Interest income forgone on loans placed on non-accrual status was $356,000, $618,000, and $261,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

The following table shows the allocation of the allowance for loan losses at December 31, 2010 by portfolio segment and by impairment methodology (in thousands):

	Allowance for Credit Losses			Loans
Portfolio Segments:	Ending Balance Allocated to Portfolio Segments	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial Real Estate	$7,631	$3,425	$4,206	$316,271	$22,107	$294,164
Agricultural Real Estate	1,539	365	1,174	254,575	1,797	252,778
Real Estate Construction	2,160	850	1,310	37,486	6,193	31,293
Residential 1st Mortgages	1,164	298	866	103,574	1,824	101,750
Home Equity Lines & Loans	3,724	-	3,724	58,971	13	58,958
Agricultural	6,733	150	6,583	231,150	750	230,400
Commercial	9,084	84	9,000	165,263	277	164,986
Consumer & Other	216	-	216	8,712	-	8,712
Unallocated	10	-	10	-	-	-
Total	$32,261	$5,172	$27,089	$1,176,002	$32,961	$1,143,041

The following table shows the loan portfolio allocated by management’s internal risk ratings at December 31, 2010 (in thousands):

	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$281,868	$9,846	$24,557	$316,271
Agricultural Real Estate	237,127	14,563	2,885	254,575
Real Estate Construction	27,734	3,217	6,535	37,486
Residential 1st Mortgages	100,709	1,099	1,766	103,574
Home Equity Lines & Loans	58,632	-	339	58,971
Agricultural	218,165	11,521	1,464	231,150
Commercial	160,045	2,965	2,253	165,263
Consumer & Other	8,498	-	214	8,712
Total	$1,092,778	$43,211	$40,013	$1,176,002

See Note 1. Significant Accounting Policies – Allowance for Loan Losses for a description of the internal risk ratings used by the Company. There were no loans outstanding at December 31, 2010 rated doubtful or loss.

The following table shows an aging analysis of the loan portfolio by the time past due at December 31, 2010
(in thousands):

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans

Loans:
Commercial Real Estate	$-	$-	$2,348	$2,348	$313,923	$316,271
Agricultural Real Estate	-	-	1,797	1,797	252,778	254,575
Real Estate Construction	-	-	-	-	37,486	37,486
Residential 1st Mortgages	797	-	954	1,751	101,823	103,574
Home Equity Lines & Loans	526	-	-	526	58,445	58,971
Agricultural	47	-	-	47	231,103	231,150
Commercial	275	-	207	482	164,781	165,263
Consumer & Other	44	-	2	46	8,666	8,712
Total	$1,689	$-	$5,308	$6,997	$1,169,005	$1,176,002

The following table shows information related to impaired loans at and for the year ended December 31, 2010
(in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$12,218	$12,442	$-	$9,259	$227
Agricultural Real Estate	975	974	-	867	-
Real Estate Construction	3,092	3,093	-	3,276	71
Residential 1st Mortgages	857	1,197	-	742	26
Home Equity Lines & Loans	36	42	-	359	2
Agricultural	-	-	-	430	-
Commercial	140	140	-	1,124	-
Consumer & Other	-	-	-	1	-

With an allowance recorded:
Commercial Real Estate	$9,907	$9,909	$3,425	$5,141	$360
Agricultural Real Estate	826	823	365	417	27
Real Estate Construction	3,100	3,100	850	1,308	41
Residential 1st Mortgages	952	997	298	294	8
Home Equity Lines & Loans	-	-	-	3	-
Agricultural	750	750	150	188	24
Commercial	137	136	84	34	3
Consumer & Other	-	-	-	-	-

Total:
Commercial Real Estate	$22,125	$22,351	$3,425	$14,400	$587
Agricultural Real Estate	1,801	1,797	365	1,284	27
Real Estate Construction	6,192	6,193	850	4,584	112
Residential 1st Mortgages	1,809	2,194	298	1,036	34
Home Equity Lines & Loans	36	42	-	362	2
Agricultural	750	750	150	618	24
Commercial	277	276	84	1,158	3
Consumer & Other	-	-	-	1	-
Total	$32,990	$33,603	$5,172	$23,443	$789

The Company does not have commitments to lend additional funds to borrowers with loans whose terms were modified in troubled debt restructurings.

Total recorded investment shown above will not equal the total ending balance of loans individually evaluated for impairment on the allocation of allowance table. This is because the calculation of recorded investment takes into account charge-offs, net deferred loans fees & costs, unamortized premium or discount, and accrued interest.

6. Premises and Equipment

Premises and equipment as of December 31, consisted of the following:
(in thousands)	2010	2009
Land and Buildings	$31,700	$31,691
Furniture, Fixtures, and Equipment	16,763	15,702
Leasehold Improvements	2,044	2,044
Subtotal	50,507	49,437
Less: Accumulated Depreciation and Amortization	26,293	24,550
Total	$24,214	$24,887

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $1,867,000, $1,894,000, and $1,878,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Total rental expense for premises was $372,000, $379,000, and $359,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Rental income was $157,000, $178,000, and $181,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

7. Other Real Estate

The Bank reported $8.0 million in other real estate at December 31, 2010, and $8.4 million in 2009. Other real estate includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at the lower of cost or fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred. Other real estate is reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets.

8. Time Deposits

Time Deposits of $100,000 or more as of December 31 were as follows:
(in thousands)	2010	2009
Balance	$397,491	$396,665

At December 31, 2010, the scheduled maturities of time deposits were as follows:
(in thousands)
Scheduled Maturities
2011	$525,358
2012	40,097
2013	8,008
2014	-
2015	451
Total	$573,914

9. Income Taxes

Current and deferred income tax expense (benefit) provided for the years ended December 31 consisted of the following:

(in thousands)	2010	2009	2008
Current
Federal	$10,115	$13,815	$10,591
State	3,931	4,912	4,001
Total Current	14,046	18,727	14,592
Deferred
Federal	(1,323)	(5,666)	(780)
State	(554)	(1,746)	(215)
Total Deferred	(1,877)	(7,412)	(995)
Total Provision for Taxes	$12,169	$11,315	$13,597

The total provision for income taxes differs from the federal statutory rate as follows:
 (in thousands)

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Tax Provision at Federal Statutory Rate	$11,650	35.0%	$10,965	35.0%	$12,735	35.0%
Interest on Obligations of States and Political Subdivisions Exempt from Federal Taxation	(943)	(2.8)%	(980)	(3.1)%	(994)	(2.7)%
State and Local Income Taxes,
Net of Federal Income Tax Benefit	2,195	6.6%	2,058	6.5%	2,461	6.8%
Bank Owned Life Insurance	(664)	(2.0)%	(656)	(2.1)%	(610)	(1.7)%
Other, Net	(69)	(0.2)%	(72)	(0.2)%	5	0.0%
Total Provision for Taxes	$12,169	36.6%	$11,315	36.1%	$13,597	37.4%

The components of net deferred tax assets as of December 31 are as follows:
(in thousands)	2010	2009
Deferred Tax Assets
Allowance for Loan Losses	$13,624	$12,595
Accrued Liabilities	4,468	3,856
Deferred Compensation	5,847	4,959
State Franchise Tax	1,376	1,719
Capital Loss Carry Forward	192	298
Interest on Non-Accrual Loans	150	260
ORE Writedown and Holding Costs	1,807	1,377
Total Deferred Tax Assets	$27,464	$25,064
Deferred Tax Liabilities
Premises and Equipment	$(547)	$(286)
Securities Accretion (zero coupon securities)	(760)	(644)
Unrealized Gain on Securities Available-for-Sale	(1,170)	(3,450)
Other	(739)	(593)
Total Deferred Tax Liabilities	(3,216)	(4,973)
Net Deferred Tax Assets	$24,248	$20,091
The net deferred tax assets are reported in Interest Receivable and Other Assets on the Company's Consolidated Balance Sheet.

The Company and its subsidiaries file income tax returns in the U.S. federal and California jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

10. Short Term Borrowings

As of December 31, 2010 and 2009, the Company had unused lines of credit available for short term liquidity purposes of $490.6 million and $431.7 million, respectively. Federal Funds purchased and advances are generally issued on an overnight basis. There were no advances from the FHLB at December 31, 2010. There were no Federal Funds purchased or advances from the FRB at December 31, 2010.

11.  Securities Sold Under Agreement to Repurchase

Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings, and totaled $60 million at December 31, 2010 and December 31, 2009.

On March 13, 2008, the Bank entered into a $40 million medium term repurchase agreement with Citigroup as part of the Bank’s interest rate risk management strategy. The repurchase agreement pricing rate is 3.20% with an embedded 3 year cap tied to 3 month Libor with a strike price of 3.3675%. The repurchase agreement matures March 13, 2013, putable only on March 13, 2011, and is secured by investments in Agency pass through securities.

On May 30, 2008, the Company entered into a second $20 million medium term repurchase agreement with Citigroup. The repurchase agreement pricing rate is 4.19% with an embedded 3 year cap tied to 3 month Libor with a strike price of 3.17%. The repurchase agreement matures June 5, 2013, putable only on June 5, 2011, and is secured by investments in Agency pass through securities.

12. Federal Home Loan Bank Advances

The Company’s advances from the Federal Home Loan Bank of San Francisco consist of the following as of December 31,

(in thousand	2010	2009
5.60% amortizing note, interest and principal payable monthly with final maturity of September 25, 2018.	$591	$649
No fixed rate credit advances at December 31, 2010	-	19,500
Total	$591	$20,149

In accordance with the Collateral Pledge and Security Agreement, advances are secured by all FHLB stock held by the Company and by agency and mortgage-backed securities with carrying values of $0.7 million. At December 31, 2010, $329.5 million in loans were approved for pledging as collateral on borrowing lines with the FHLB. The borrowing capacity on these loans was $176.5 million. There were no outstanding borrowings against these loans at December 31, 2010.

13.  Long-term Subordinated Debentures

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

14. Shareholders' Equity

In 1998, the Board approved the Company’s first stock repurchase program. This program was extended and expanded in both 2004 and 2006. Most recently, on November 12, 2008, the Board of Directors approved increasing the funds available for the Company’s Common Stock Repurchase Program. The Board’s resolution authorized up to $20 million in repurchases over the four-year period ending October 31, 2012.

Repurchases under the program will continue to be made on the open market or through private transactions. The repurchase program also requires that no purchases may be made if the Bank would not remain “well-capitalized” after the repurchase.

Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. Under regulations controlling California state chartered banks, the Bank is, to some extent, limited in the amount of dividends that can be paid to the Company without prior approval of the California DFI. These regulations require approval if total dividends declared by a state chartered bank in any calendar year exceed the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. As of December 31, 2010, the Bank could declare dividends of $33,742,000 without approval of the California DFI.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the following table of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

The Federal Government passed the Emergency Economic Stabilization Act of 2008, which, among other measures, established the TARP capital purchase program, pursuant to which it provides access to Tier 1 capital through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. Based upon the Company’s strong capital position and continued earnings strength, the Company elected not to participate in the capital purchase program.

(in thousands)
	Actual		Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$200,045	13.84%	$115,673	8.0%	$144,591	10.0%
Total Consolidated Capital to Risk Weighted Assets	$199,879	13.82%	$115,677	8.0%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$181,795	12.57%	$57,836	4.0%	$86,755	6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$181,628	12.56%	$57,838	4.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$181,795	10.00%	$72,728	4.0%	$90,910	5.0%
Tier 1 Consolidated Capital to Average Assets	$181,628	9.98%	$72,787	4.0%	N/A	N/A

(in thousands)
	Actual		Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$188,925	12.47%	$121,170	8.0%	$151,462	10.0%
Total Consolidated Capital to Risk Weighted Assets	$189,042	12.48%	$121,174	8.0%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$169,856	11.21%	$60,585	4.0%	$90,877	6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$169,872	11.22%	$60,587	4.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$169,856	9.60%	$70,742	4.0%	$88,427	5.0%
Tier 1 Consolidated Capital to Average Assets	$169,972	9.60%	$70,818	4.0%	N/A	N/A

15. Dividends and Earnings Per Share

Total cash dividends during 2010 were $8,855,000 or $11.35 per share of common stock, an increase of 3.2% per share from $8,596,000 or $11.00 per share in 2009. In 2008, cash dividends totaled $8,430,000 or $10.65 per share.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the earnings per share for the periods indicated.

(net income in thousands)	2010	2009	2008
Net Income	$21,118	$20,013	$22,790
Average Number of Common Shares Outstanding	780,619	782,754	794,239
Per Share Amount	$27.05	$25.57	$28.69

16. Employee Benefit Plans

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $725,000, $700,000, and $790,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $867,000, $885,000, and $800,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

Executive Retirement Plan and Life Insurance Arrangements
The Company, through the Bank, sponsors an Executive Retirement Plan for certain employees. The Executive Retirement Plan is a non-qualified defined contribution plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. The Plan is comprised of: (1) a Performance Component which makes contributions based upon long-term cumulative profitability and increase in market value of the Company, and vests 50% during the first and second years of participation; (2) a Retention Component applicable to participants employed by the Company as of January 1, 2005, which makes contributions based upon years of service, and vests 10% per year beginning in 2005 (this component was frozen as of December 31, 2010); and (3) a Salary Component which makes contributions based upon participant salary levels and cliff vests after five years of service.

The Company made contributions to the Executive Retirement Plan of $1.6 million for each of the years ended December 31, 2010, 2009 and 2008. The Company’s total accrued liability under the Executive Retirement Plan was $13.4 million and $10.9 million as of December 31, 2010, and 2009, respectively.

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

The Company earned tax exempt interest on the life insurance policies of $1.8 million for the years ended December 31, 2010, 2009, and 2008. As of December 31, 2010 and 2009, the total cash surrender value of the insurance policies was $45.6 million and $43.8 million, respectively.

17. Fair Value of Financial Instruments

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

The following table summarizes the book value and estimated fair value of financial instruments as of December 31 (in thousands):

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and Cash Equivalents	$60,660	$60,660	$34,632	$34,632
Investment Securities Held-to-Maturity	64,937	65,279	69,617	71,010
Investment Securities Available-for-Sale	434,856	434,856	365,549	365,549
Loans, Net of Deferred Loan Origination Fees	1,176,002	1,209,287	1,212,718	1,229,849
Bank Owned Life Insurance	45,584	45,584	43,759	43,759
Accrued Interest Receivable	7,104	7,104	7,216	7,216
Liabilities:
Deposits:
Non-Interest Bearing	343,482	343,482	324,073	324,073
Interest-Bearing	1,223,021	1,224,760	1,174,051	1,175,619
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,591	64,640	80,149	81,931
Subordinated Debentures	10,310	4,372	10,310	4,061
Accrued Interest Payable	1,411	1,411	1,555	1,555

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

Limitations: Fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010, and 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above.

18. Fair Value Measurements

The Company follows the “Fair Value Measurement and Disclosures” topic of the FASB ASC, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, This standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

Management monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period.

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings.

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

The Company does not record all loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value when the loan is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. Otherwise, the Company records the impaired loan as nonrecurring Level 3.

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

		Fair Value Measurements At December 31, 2010, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Securities of U.S. Government Agencies	$236,319	$-	$236,319	$-
Obligations of States and Political Subdivisions	6,378	-	6,378	-
Mortgage Backed Securities	185,637	-	185,637	-
Other	6,522	-	6,522	-
Total Assets Measured at Fair Value On a Recurring Basis	$434,856	$-	$434,856	$-

		Fair Value Measurements At December 31, 2009, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Securities of U.S. Government Agencies	$136,168	$-	$136,168	$-
Obligations of States and Political Subdivisions	8,365	-	8,365	-
Mortgage Backed Securities	215,327	-	215,327	-
Other	5,689	-	5,689	-
Total Assets Measured at Fair Value On a Recurring Basis	$365,549	$-	$365,549	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the years ended December 31, 2010 and 2009, there were no transfers in or out of Levels 1 and 2.

The following tables present information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the years indicated.

		Fair Value Measurements At December 31, 2010, Using
(in thousands)	Fair Value December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Real Estate	$7,973	$-	$7,973	$-
Agricultural Real Estate	458	-	458	-
Real Estate Construction	2,250	-	2,250	-
Residential 1st Mortgages	891	-	891	-
Agricultural	600	-	600	-
Commercial	52	-	52	-
Other Real Estate	8,038	-	8,038	-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$20,262	$-	$20,262	$-

Impaired loans with a partial charge-off or where an allowance was established were $17.4 million with an allowance for loan losses of $5.2 million. Impaired loans are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses.

ORE was $11.7 million with a valuation allowance of $3.7 million. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income.

		Fair Value Measurements At December 31, 2009, Using
(in thousands)	Fair Value December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$1,419	$-	$1,419	$-
Other Real Estate	8,418	-	8,418	-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$9,837	$-	$9,837	$-

Impaired loans and ORE are measured for impairment using the fair value of the collateral because the loans/ORE are considered to be collateral dependent. Impaired loans were $2.4 million with an allowance for loan losses of $1.0 million and ORE was $11.4 million with a valuation allowance of $3.0 million.

19. Commitments and Contingencies

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. The Company had standby letters of credit outstanding of $5,632,000 at December 31, 2010, and $9,173,000 at December 31, 2009. Outstanding standby letters of credit have maturity dates ranging from 1 to 15 months with final expiration in March 2012. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Undisbursed loan commitments totaled $316,158,000 and $315,186,000 as of December 31, 2010 and 2009, respectively. Since many of these commitments are expected to expire without fully being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company is obligated under a number of noncancellable operating leases for premises and equipment used for banking purposes. Minimum future rental commitments under noncancellable operating leases as of December 31, 2010, were $359,000, $287,000, $282,000, $299,000, and $227,000 for the years 2011 through 2015 and $100,000 thereafter.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

The Company may be required to maintain average reserves on deposit with the Federal Reserve Bank primarily based on deposits outstanding. There were no reserve requirements during 2010 or 2009.

20. Recent Accounting Developments

Transfers of Financial Assets
In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Update ("ASU") 2009-16, Accounting for Transfers of Financial Assets (Statement 166), which amends previously issued accounting guidance to enhance accounting and reporting for transfers of financial assets, including securitizations or continuing exposure to the risks related to transferred financial assets. Prior to the issuance of Statement 166, transfers under participation agreements and other partial loan sales fell under the general guidance for transfers of financial assets. Statement 166 introduces a new definition for a participating interest along with the requirement for partial loan sales to meet the definition of a participating interest for sale treatment to occur. If a participation or other partial loan sale does not meet the definition, the portion sold should remain on the books and the proceeds recorded as a secured borrowing until the definition is met. Additionally, existing provisions that require the transferred assets to be isolated from the originating institution (transferor), that the transferor does not maintain effective control through certain agreements to repurchase or redeem the transferred assets and that the purchasing institution (transferee) has the right to pledge or exchange the assets acquired were retained. The new provisions became effective on January 1, 2010 and early adoption was not permitted. The impact of adoption was not material to the consolidated financial statements.

Fair Value Measurements
In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends and clarifies existing standards to require additional disclosures regarding fair value measurements. Specifically, the standard requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. This standard clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities—previously separate fair value disclosures were required for each major category of assets and liabilities. This standard also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the year ended December 31, 2010. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Company for the year beginning on January 1, 2011. The Company adopted this new accounting standard as of January 1, 2010 and the impact of adoption was not material to the consolidated financial statements.

Disclosures about Credit Quality
In July 2010, the FASB issued FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables (loans) and allowances for loan losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance has significantly expanded disclosure requirements related to accounting policies and disclosures related to the allowance for loan losses but did not have an impact on the Company's financial position, results of operation or cash flows.

21. Parent Company Financial Information

The following financial information is presented as of December 31, 2010 and December 31, 2009.

Farmers & Merchants Bancorp
Condensed Balance Sheets

(in thousands)	2010	2009
Cash	$109	$341
Investment in Farmers & Merchants Bank of Central California	183,408	174,610
Investment Securities	310	310
Capital Leases	1	1
Other Assets	46	48
Total Assets	$183,874	$175,310

Subordinated Debentures	$10,310	$10,310
Liabilities	323	273
Shareholders' Equity	173,241	164,727
Total Liabilities and Shareholders' Equity	$183,874	$175,310

Farmers & Merchants Bancorp
Condensed Statements of Income

	Year Ended December 31,
(in thousands)	2010	2009	2008
Equity in Undistributed Earnings in Farmers & Merchants Bank of Central California	$11,938	$8,804	$13,000
Dividends from Subsidiary	10,000	12,050	10,900
Interest Income	10	12	20
Other Expenses, Net	(1,425)	(1,463)	(1,935)
Tax Benefit	595	610	805
Net Income	$21,118	$20,013	$22,790

Farmers & Merchants Bancorp
Condensed Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2010	2009	2008
Cash Flows from Operating Activities:
Net Income	$21,118	$20,013	$22,790
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Net Earnings from Subsidiary	(11,938)	(8,804)	(13,000)
Net Loss on Sale of Securities	-	-	216
Net Decrease (Increase) in Other Assets	52	-	3,644
Net Increase (Decrease) in Liabilities	(1)	-	40
Net Cash Provided by Operating Activities	9,231	11,209	13,690
Investing Activities:
Securities Purchased	-	-	-
Securities Sold or Matured	-	-	533
Change in Capital Leases	-	-	-
Net Cash Provided by Investing Activities	-	-	533
Financing Activities:
Stock Repurchased	(608)	(2,329)	(5,910)
Cash Dividends	(8,855)	(8,596)	(8,430)
Net Cash Used by Financing Activities	(9,463)	(10,925)	(14,340)
Increase (Decrease) in Cash and Cash Equivalents	(232)	284	(117)
Cash and Cash Equivalents at Beginning of Year	341	57	174
Cash and Cash Equivalents at End of Year	$109	$341	$57

Quarterly Unaudited Financial Data

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in 2010 and 2009. This information is derived from unaudited consolidated financial statements that include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

2010	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$21,474	$20,919	$20,968	$21,100	$84,461
Total Interest Expense	2,595	2,366	2,395	2,329	9,685
Net Interest Income	18,879	18,553	18,573	18,771	74,776
Provision for Loan Losses	4,115	5,120	1,315	4,185	14,735
Net Interest Income After Provision for Loan Losses	14,764	13,433	17,258	14,586	60,041
Total Non-Interest Income	6,243	2,542	4,308	4,092	17,185
Total Non-Interest Expense	11,353	9,846	11,630	11,110	43,939
Income Before Income Taxes	9,654	6,129	9,936	7,568	33,287
Provision for Income Taxes	3,604	2,122	3,727	2,716	12,169
Net Income	$6,050	$4,007	$6,209	$4,852	$21,118
Earnings Per Share	$7.75	$5.13	$7.95	$6.22	$27.05

2009	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$22,928	$22,887	$23,075	$22,424	$91,314
Total Interest Expense	4,889	4,693	3,806	2,943	16,331
Net Interest Income	18,039	18,194	19,269	19,481	74,983
Provision for Loan Losses	870	7,260	2,215	5,075	15,420
Net Interest Income After Provision for Loan Losses	17,169	10,934	17,054	14,406	59,563
Total Non-Interest Income	4,158	5,089	4,529	4,418	18,194
Total Non-Interest Expense	11,975	11,518	11,677	11,259	46,429
Income Before Income Taxes	9,352	4,505	9,906	7,565	31,328
Provision for Income Taxes	3,418	1,429	3,728	2,740	11,315
Net Income	$5,934	$3,076	$6,178	$4,825	$20,013
Earnings Per Share	$7.55	$3.93	$7.90	$6.19	$25.57

Farmers & Merchants Bancorp stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Based on information from shareholders and from Company stock transfer records, the prices paid in 2010, 2009, and 2008 ranged from $475.00 to $310.00 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company maintains controls and procedures designed to ensure that all relevant information is recorded and reported in all filings of financial reports. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2010.

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

Item 9A(T). Controls and Procedures

Not Applicable

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding the Named Executive Officers of the Company and/or Bank:

Name and Position(s)	Age	Principal Occupation during the Past Five Years

Kent A. Steinwert Chairman, President & Chief Executive Officer of the Company and Bank	58	Chairman, President & Chief Executive Officer of the Company and Bank since May 1, 2010. President & Chief Executive Officer of the Company and Bank up to April 30, 2010.

Richard S. Erichson Executive Vice President & Senior Credit Officer of the Company and Bank	63	Executive Vice President & Senior Credit Officer of the Company and Bank.

Deborah E. Hodkin Executive Vice President & Chief Administrative Officer of the Bank	48	Executive Vice President & Chief Administrative Officer of the Bank.

Stephen W. Haley Executive Vice President & Chief Financial Officer & Secretary of the Company and Bank	57	Executive Vice President & Chief Financial Officer of the Company and Bank.

Kenneth W. Smith Executive Vice President & Head of Business Markets of the Bank	51	Executive Vice President & Head of Business Markets of the Bank.

Also, see “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders which will be filed with the SEC and which is incorporated herein by reference. During 2010 there were no changes in procedures for the election of directors.

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

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A. The Company does not have any equity compensation plans, which require disclosure under Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

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

Farmers & Merchants Bancorp
(Registrant)

	By	/s/ Stephen W. Haley
Dated: March 9, 2011		Stephen W. Haley
Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2011.

/s/ Kent A. Steinwert	Chairman, President & Chief Executive Officer
Kent A. Steinwert	(Principal Executive Officer)

/s/ Stephen W. Haley	Executive Vice President & Chief Financial Officer
Stephen W. Haley	(Principal Financial and Accounting Officer)

/s/ Bruce A. Mettler	/s/ Calvin Suess
Bruce A. Mettler, Director	Calvin Suess, Director

/s/ Stewart C. Adams, Jr.	/s/ Kevin Sanguinetti
Stewart C. Adams, Jr., Director	Kevin Sanguinetti, Director

/s/ Edward Corum, Jr.	/s/ Carl Wishek, Jr.
Edward Corum, Jr., Director	Carl Wishek, Jr., Director

Index to Exhibit

Exhibit No.	Description
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

10.1
Amended and Restated Employment Agreement dated July 23, 2010, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.

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

10.15	Executive Retirement Plan – Performance Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.
10.16	Executive Retirement Plan – Retention Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.
10.17	Executive Retirement Plan – Salary Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.
10.18
Deferred Compensation Plan of Farmers & Merchants Bank of Central California, as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.

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