Form 10-Q
period 2011-03-31
FARMERS & MERCHANTS BANCORP
filed 2011-05-09
CIK 1085913

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ________ to ________

Commission File Number:  000-26099

FARMERS & MERCHANTS BANCORP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3327828 (I.R.S. Employer Identification No.)

111 W. Pine Street, Lodi, California (Address of principal Executive offices)	95240 (Zip Code)

Registrant's telephone number, including area code (209) 367-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule405 of RegulationS-T during the preceding 12months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐    Accelerated filer ☒      Non-accelerated filer ☐    Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock of the registrant:  Par value $0.01, authorized 20,000,000 shares; issued and outstanding 779,424 as of April 30, 2011.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands)
	March 31,	December 31,	March 31,
	2011	2010	2010
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due From Banks	$29,223	$28,484	$29,575
Federal Funds Sold and Securities Purchased Under Agreements to Resell	28,816	32,176	63,937
Total Cash and Cash Equivalents	58,039	60,660	93,512

Investment Securities:
Available-for-Sale	467,627	434,856	327,855
Held-to-Maturity	65,316	64,937	69,218
Total Investment Securities	532,943	499,793	397,073

Loans	1,167,617	1,176,002	1,165,998
Less: Allowance for Loan Losses	32,331	32,261	33,192
Loans, Net	1,135,286	1,143,741	1,132,806
Premises and Equipment, Net	23,989	24,214	24,697
Bank Owned Life Insurance	46,035	45,584	44,209
Interest Receivable and Other Assets	64,870	67,499	59,596
Total Assets	$1,861,162	1,841,491	$1,751,893

Liabilities
Deposits:
Demand	$317,053	$343,482	$289,012
Interest Bearing Transaction	205,679	195,576	170,555
Savings and Money Market	496,146	453,531	452,607
Time	559,370	573,914	573,880
Total Deposits	1,578,248	1,566,503	1,486,054

Securities Sold Under Agreements to Repurchase	60,000	60,000	60,000
Federal Home Loan Bank Advances	576	591	635
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	33,377	30,846	25,408
Total Liabilities	1,682,511	1,668,250	1,582,407

Shareholders' Equity
Common Stock	8	8	8
Additional Paid-In Capital	75,590	75,590	76,198
Retained Earnings	102,156	96,030	89,817
Accumulated Other Comprehensive Income	897	1,613	3,463
Total Shareholders' Equity	178,651	173,241	169,486
Total Liabilities and Shareholders' Equity	$1,861,162	$1,841,491	$1,751,893
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months Ended March 31,
	2011	2010
Interest Income
Interest and Fees on Loans	$17,507	$18,081
Interest on Federal Funds Sold and Securities Purchased
Under Agreements to Resell	34	20
Interest on Investment Securities:
Taxable	2,342	2,661
Exempt from Federal Tax	648	712
Total Interest Income	20,531	21,474
Interest Expense
Deposits	1,546	1,976
Borrowed Funds	538	539
Subordinated Debentures	81	80
Total Interest Expense	2,165	2,595

Net Interest Income	18,366	18,879
Provision for Loan Losses	525	4,115
Net Interest Income After Provision for Loan Losses	17,841	14,764

Non-Interest Income
Service Charges on Deposit Accounts	1,375	1,596
Net Gain on Investment Securities	-	2,846
Increase in Cash Surrender Value of Life Insurance	451	450
Debit Card and ATM Fees	666	599
Net Gain on Deferred Compensation Investments	405	195
Other	437	557
Total Non-Interest Income	3,334	6,243

Non-Interest Expense
Salaries and Employee Benefits	7,242	7,274
Net Gain on Deferred Compensation Investments	405	195
Occupancy	633	640
Equipment	714	601
ORE Holding Costs	525	404
FDIC Insurance	474	801
Other	1,443	1,438
Total Non-Interest Expense	11,436	11,353

Income Before Income Taxes	9,739	9,654
Provision for Income Taxes	3,613	3,604
Net Income	$6,126	$6,050
Earnings Per Share	$7.86	$7.75
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months
	Ended March 31,
	2011	2010
Net Income	$6,126	$6,050

Other Comprehensive Income -

Unrealized (Losses) Gains on Securities:
Unrealized holding (losses) gains arising during the period, net of income tax effects of $(520) and $259 for the quarters ended March 31, 2011 and 2010, respectively.	(716)	358

Less: Reclassification adjustment for realized gains included in net income, net of related income tax effects of $0 and $(1,197) for the quarters ended March 31, 2011 and 2010, respectively.	-	(1,649)

Total Other Comprehensive Loss	(716)	(1,291)

Comprehensive Income	$5,410	$4,759
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income	Equity
Balance, January 1, 2010	780,944	$8	$76,198	$83,767	$4,754	$164,727
Net Income		-	-	6,050	-	6,050
Repurchase of Stock		-	-	-	-	-
Change in Net Unrealized Gains on Securities Available-for-Sale		-	-	-	(1,291)	(1,291)
Balance, March 31, 2010	780,944	$8	$76,198	$89,817	$3,463	$169,486

Balance, January 1, 2011	779,424	$8	$75,590	$96,030	$1,613	$173,241
Net Income		-	-	6,126	-	6,126
Repurchase of Stock		-	-	-	-	-
Change in Net Unrealized Gains on Securities Available-for-Sale		-	-	-	(716)	(716)
Balance, March 31, 2011	779,424	$8	$75,590	$102,156	$897	$178,651
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,	March 31,
(in thousands)	2011	2010
Operating Activities:
Net Income	$6,126	$6,050
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Loan Losses	525	4,115
Depreciation and Amortization	439	478
Net Accretion of Investment Security Premiums & Discounts	183	(144)
Net Gain on Investment Securities	-	(2,846)
Net Gain on Sale of Property & Equipment	6	(19)
Net Change in Operating Assets & Liabilities:
Net Decrease in Interest Receivable and Other Assets	2,818	557
Net Increase (Decrease) in Interest Payable and Other Liabilities	2,531	(2,296)
Net Cash Provided by Operating Activities	12,628	5,895

Investing Activities:
Securities Available-for-Sale:
Purchased	(65,059)	(55,000)
Sold, Matured or Called	30,758	93,457
Securities Held-to-Maturity:
Purchased	(710)	-
Matured or Called	323	397
Net Loans Originated or Acquired	7,911	45,954
Principal Collected on Loans Previously Charged Off	19	30
Net Additions to Premises and Equipment	(229)	(290)
Proceeds from Disposition of Property & Equipment	8	21
Net Cash (Used) Provided by Investing Activities	(26,979)	84,569

Financing Activities:
Net Increase (Decrease) in Demand, Interest-Bearing Transaction,
Savings and Money Market Accounts	26,289	(6,754)
Net Decrease in Time Deposits	(14,544)	(5,316)
Net Decrease in Federal Home Loan Bank Advances	(15)	(19,514)
Net Cash Provided (Used) by Financing Activities	11,730	(31,584)

(Decrease) Increase in Cash and Cash Equivalents	(2,621)	58,880

Cash and Cash Equivalents at Beginning of Period	60,660	34,632
Cash and Cash Equivalents at End of Period	$58,039	$93,512
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

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and prevailing practice within the banking industry.The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation
The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information.

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q.  Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three-month period ended March 31, 2011 may not necessarily be indicative of future operating results.

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

The Company assigns a risk rating to all loans and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. These risk ratings are also subject to examination by independent specialists engaged by the Company. The risk ratings can be grouped into five major categories, defined as follows:

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

The general reserve component of the allowance for loan losses also consists of reserve factors that are based on management's assessment of the following for each portfolio segment: (1)inherent credit risk; (2)historical losses; and (3)other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below:

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

Dividends and Earnings Per Share
The Company’s common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. See Note 6.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of March 31, 2011 and March 31, 2010.

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

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

	Amortized	Gross Unrealized		Fair/Book
March 31, 2011	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$252,833	$245	$2,201	$250,877
Obligations of States and Political Subdivisions	6,358	-	-	6,358
Mortgage Backed Securities	200,365	5,415	1,911	203,869
Other	6,523	-	-	6,523
Total	$466,079	$5,660	$4,112	$467,627

	Amortized	Gross Unrealized		Fair/Book
December 31, 2010	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$237,944	$305	$1,930	$236,319
Obligations of States and Political Subdivisions	6,378	-	-	6,378
Mortgage Backed Securities	181,228	6,028	1,619	185,637
Other	6,522	-	-	6,522
Total	$432,072	$6,333	$3,549	$434,856

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows:

	Book	Gross Unrealized		Fair
March 31, 2011	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$61,094	$1,644	$95	$62,643
Mortgage Backed Securities	1,950	70	-	2,020
Other	2,272	-	-	2,272
Total	$65,316	$1,714	$95	$66,935

	Book	Gross Unrealized		Fair
December 31, 2010	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,439	$1,258	$241	$61,456
Mortgage Backed Securities	2,218	85	-	2,303
Other	2,280	-	-	2,280
Total	$64,937	$1,343	$241	$66,039

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The remaining principal maturities of debt securities as of March 31, 2011 are shown in the following tables. Mortgage-Backed Securities are presented based on expected maturities. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		After 1	After 5		Total
Securities Available-for-Sale	Within	but	but	Over	Fair
March 31, 2011	1 Year	Within 5	Within 10	10 years	Value
Securities of U.S. Government Agencies	$-	$240,030	$10,847	$-	$250,877
Obligations of States and Political Subdivisions	-	-	-	6,358	6,358
Mortgage Backed Securities	-	-	73,252	130,617	203,869
Other	6,523	-	-	-	6,523
Total	$6,523	$240,030	$84,099	$136,975	$467,627

		After 1	After 5		Total
Securities Held-to-Maturity	Within	but	but	Over	Book
March 31, 2011	1 Year	Within 5	Within 10	10 years	Value
Obligations of States and Political Subdivisions	$1,511	$6,883	$40,825	$11,875	$61,094
Mortgage Backed Securities	-	1,950	-	-	1,950
Other	-	-	7	2,265	2,272
Total	$1,511	$8,833	$40,832	$14,140	$65,316

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011	Value	Loss	Value	Loss	Value	Loss
Securities of U.S. Government Agencies	$160,473	$2,201	$-	$-	$160,473	$2,201
Obligations of States and Political Subdivisions	4,560	95	-	-	4,560	95
Mortgage Backed Securities	87,534	1,912	-	-	87,534	1,912
Other	-	-	-	-	-	-
Total	$252,567	$4,208	$-	$-	$252,567	$4,208

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Loss	Value	Loss	Value	Loss
Securities of U.S. Government Agencies	$145,844	$1,930	$-	$-	$145,844	$1,930
Obligations of States and Political Subdivisions	6,165	241	-	-	6,165	241
Mortgage Backed Securities	44,479	1,619	-	-	44,479	1,619
Total	$196,488	$3,790	$-	$-	$196,488	$3,790

As of March 31, 2011, the Company held 243 investment securities of which 47 were in a loss position for less than twelve months.  No securities were in a loss position for twelve months or more.  Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.  Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

As of March 31, 2011, securities carried at $383,848,000 were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law.  This amount at December 31, 2010, was $346,258,000.

Securities of U.S. Government Agencies and Obligations of States and Political Subdivisions
The unrealized losses on the Company's investments in securities of U.S. government agencies and obligations of states and political subdivisions were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Mortgage Backed Securities
The unrealized losses on the Company's investment in mortgage backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

3. Allowance for Loan Losses

The following table shows the allocation of the allowance for loan losses at March 31, 2011 and December 31, 2010 by portfolio segment and by impairment methodology (in thousands):

March 31, 2011	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Allowance for Credit Losses:
Beginning Balance	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Charge-Offs	-	-	-	(304)	(99)	-	(36)	(35)		(474)
Recoveries	-	-	-	-	2	-	5	12		19
Provision	(1,801)	932	547	228	18	551	(41)	(2)	93	525
Ending Balance	$5,830	$2,471	$2,707	$1,088	$3,645	$7,284	$9,012	$191	$103	$32,331
Ending Balance Individually Evaluated for Impairment	19	365	-	-	203	150	66	9	-	812
Ending Balance Collectively Evaluated for Impairment	5,811	2,106	2,707	1,088	3,442	7,134	8,946	182	103	31,519
Loans:
Ending Balance	$324,582	$255,961	$37,260	$106,612	$57,083	$210,886	$167,313	$7,920	$-	$1,167,617
Ending Balance Individually Evaluated for Impairment	302	1,797	-	823	437	778	280	59	-	4,476
Ending Balance Collectively Evaluated for Impairment	324,280	254,164	37,260	105,789	56,646	210,108	167,033	7,861	-	1,163,141

December 31, 2010	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Allowance for Credit Losses:
Ending Balance Allocated to Portfolio Segments	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Ending Balance Individually Evaluated for Impairment	3,425	365	850	298	-	150	84	-	-	5,172
Ending Balance Collectively Evaluated for Impairment	4,206	1,174	1,310	866	3,724	6,583	9,000	216	10	27,089
Loans:
Ending Balance	$316,271	$254,575	$37,486	$103,574	$58,971	$231,150	$165,263	$8,712	$-	$1,176,002
Ending Balance Individually Evaluated for Impairment	22,107	1,797	6,193	1,824	13	750	277	-	-	32,961
Ending Balance Collectively Evaluated for Impairment	294,164	252,778	31,293	101,750	58,958	230,400	164,986	8,712	-	1,143,041

The following table shows the loan portfolio allocated by management’s internal risk ratings at March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$289,300	$11,394	$23,888	$324,582
Agricultural Real Estate	230,232	16,552	9,177	255,961
Real Estate Construction	27,526	3,217	6,517	37,260
Residential 1st Mortgages	104,187	1,094	1,331	106,612
Home Equity Lines & Loans	56,235	-	848	57,083
Agricultural	181,725	19,426	9,735	210,886
Commercial	158,055	7,152	2,106	167,313
Consumer & Other	7,154	-	766	7,920
Total	$1,054,414	$58,835	$54,368	$1,167,617

December 31, 2010	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$281,868	$9,846	$24,557	$316,271
Agricultural Real Estate	237,127	14,563	2,885	254,575
Real Estate Construction	27,734	3,217	6,535	37,486
Residential 1st Mortgages	100,709	1,099	1,766	103,574
Home Equity Lines & Loans	58,632	-	339	58,971
Agricultural	218,165	11,521	1,464	231,150
Commercial	160,045	2,965	2,253	165,263
Consumer & Other	8,498	-	214	8,712
Total	$1,092,778	$43,211	$40,013	$1,176,002

See “Note 1. Significant Accounting Policies - Allowance for Loan Losses” for a description of the internal risk ratings used by the Company. There were no loans outstanding at March 31, 2011 and December 31, 2010 rated doubtful or loss.

The following table shows an aging analysis of the loan portfolio by the time past due at March 31, 2011 and December 31, 2010 (in thousands):

	30-89 Days	90 Days and		Total Past		Total
March 31, 2011	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans

Loans:
Commercial Real Estate	$2,957	$-	$302	$3,259	$321,323	$324,582
Agricultural Real Estate	444	-	1,797	2,241	253,720	255,961
Real Estate Construction		-		-	37,260	37,260
Residential 1st Mortgages	651	-	715	1,366	105,246	106,612
Home Equity Lines & Loans	381	-	414	795	56,288	57,083
Agricultural	3,995	-	47	4,042	206,844	210,886
Commercial	1,316	-	280	1,596	165,717	167,313
Consumer & Other	55	-	59	114	7,806	7,920
Total	$9,799	$-	$3,614	$13,413	$1,154,204	$1,167,617

	30-89 Days	90 Days and		Total Past		Total
December 31, 2010	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans

Loans:
Commercial Real Estate	$-	$-	$2,348	$2,348	$313,923	$316,271
Agricultural Real Estate	-	-	1,797	1,797	252,778	254,575
Real Estate Construction	-	-	-	-	37,486	37,486
Residential 1st Mortgages	797	-	954	1,751	101,823	103,574
Home Equity Lines & Loans	526	-	-	526	58,445	58,971
Agricultural	47	-	-	47	231,103	231,150
Commercial	275	-	207	482	164,781	165,263
Consumer & Other	44	-	2	46	8,666	8,712
Total	$1,689	$-	$5,308	$6,997	$1,169,005	$1,176,002

The following table shows information related to impaired loans at and for the periods ended March 31, 2011 and December 31, 2010 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$300	$300	$-	$658	$-
Agricultural Real Estate	975	974	-	975	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	804	1,117	-	1,170	1
Home Equity Lines & Loans	255	260	-	133	1
Agricultural	48	47	-	32	3
Commercial	215	215	-	225	-
Consumer & Other	21	21	-	15	-
	$2,618	$2,934	$-	$3,208	$5
With an allowance recorded:
Commercial Real Estate	$25	$212	$19	$810	$-
Agricultural Real Estate	826	822	365	826	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines & Loans	207	207	203	174	-
Agricultural	731	731	150	733	14
Commercial	67	67	66	67	-
Consumer & Other	38	38	9	26	-
	$1,894	$2,077	$812	$2,636	$14
Total	$4,512	$5,011	$812	$5,844	$19

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$12,218	$12,442	$-	$9,259	$227
Agricultural Real Estate	975	974	-	867	-
Real Estate Construction	3,092	3,093	-	3,276	71
Residential 1st Mortgages	857	1,197	-	742	26
Home Equity Lines & Loans	36	42	-	359	2
Agricultural	-	-	-	430	-
Commercial	140	140	-	1,124	-
Consumer & Other	-	-	-	1	-
	$17,318	$17,888	$-	$16,058	$326
With an allowance recorded:
Commercial Real Estate	$9,907	$9,909	$3,425	$5,141	$360
Agricultural Real Estate	826	823	365	417	27
Real Estate Construction	3,100	3,100	850	1,308	41
Residential 1st Mortgages	952	997	298	294	8
Home Equity Lines & Loans	-	-	-	3	-
Agricultural	750	750	150	188	24
Commercial	137	136	84	34	3
Consumer & Other	-	-	-	-	-
	$15,672	$15,715	$5,172	$7,385	$463
Total	$32,990	$33,603	$5,172	$23,443	$789

Total recorded investment shown in the prior table will not equal the total ending balance of loans individually evaluated for impairment on the allocation of allowance table. This is because the calculation of recorded investment takes into account charge-offs, net deferred loans fees & costs, unamortized premium or discount, and accrued interest.

The Company does not have commitments to lend additional funds to borrowers with loans whose terms were modified in troubled debt restructurings.

4. Fair Value of Financial Instruments

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

The following table summarizes the book value and estimated fair value of financial instruments as follows:

	March 31, 2011		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and Cash Equivalents	$58,039	$58,039	$60,660	$60,660
Investment Securities Available-for-Sale	467,627	467,627	434,856	434,856
Investment Securities Held-to-Maturity	65,316	66,053	64,937	65,279
Loans, Net of Deferred Loan Origination Fees and Allowance	1,135,286	1,163,597	1,143,741	1,177,026
Bank Owned Life Insurance	46,035	46,035	45,584	45,584
Accrued Interest Receivable	7,320	7,320	7,104	7,104
Liabilities:
Deposits:
Non-Interest Bearing	317,053	317,053	343,482	343,482
Interest-Bearing	1,261,195	1,262,598	1,223,021	1,224,760
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,576	64,119	60,591	64,640
Subordinated Debentures	10,310	4,288	10,310	4,372
Accrued Interest Payable	1,343	1,343	1,411	1,411

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

Deposit Liabilities: The fair value of demand deposits, interest bearing transaction, savings and money market accounts is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated by discounting expected future cash flows utilizing interest rates currently being offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

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

Limitations: Fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011, and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above.

5. Fair Value Measurements

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

The Company does not record all loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value when the loan is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, substantially all impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. Otherwise, the Company records the impaired loan as nonrecurring Level 3.

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

		Fair Value Measurements At March 31, 2011, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Securities of U.S. Government Agencies	$250,877	$-	$250,877	$-
Obligations of States and Political Subdivisions	6,358	-	6,358	-
Mortgage Backed Securities	203,869	-	203,869	-
Other	6,523	-	6,523	-
Total Assets Measured at Fair Value On a Recurring Basis	$467,627	$-	$467,627	$-

		Fair Value Measurements At December 31, 2010, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Securities of U.S. Government Agencies	$236,319	$-	$236,319	$-
Obligations of States and Political Subdivisions	6,378	-	6,378	-
Mortgage Backed Securities	185,637	-	185,637	-
Other	6,522	-	6,522	-
Total Assets Measured at Fair Value On a Recurring Basis	$434,856	$-	$434,856	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the periods ended March 31, 2011 and December 31, 2010, there were no transfers in or out of Levels 1 and 2.

The following tables present information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the years indicated.

		Fair Value Measurements At March 31, 2011, Using
(in thousands)	Fair Value March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Agricultural Real Estate	$457	-	$457	-
Residential 1st Mortgages	549	-	549	-
Home Equity Lines and Loans	2		2
Agricultural	581	-	581	-
Consumer	29		29
Other Real Estate	8,228	-	8,228	-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$9,846	$-	$9,846	$-

Impaired loans with a partial charge-off or where an allowance was established were $2.4 million with an allowance for loan losses of $812,000. Impaired loans are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses. See “Management's Discussion and Analysis- Financial Condition – Classified Loans and Non-Performing Assets – Restructured Loans” for further discussion regarding the $10.6 million decline in the fair value of impaired loans since December 31, 2010.

ORE was $12.3 million with a valuation allowance of $4.1 million. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income.

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

6. Dividends and Earnings Per Share

Farmers & Merchants Bancorp common stock is not traded on any exchange.  The shares are primarily held by local residents and are not actively traded.  No cash dividends were declared during the first quarter of 2011 or 2010.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the earnings per share for the three months ended March 31, 2011 and 2010.

(net income in thousands)	2011	2010
Net Income	$6,126	$6,050
Average Number of Common Shares Outstanding	779,424	780,944
Per Share Amount	$7.86	$7.75

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2011.  This analysis should be read in conjunction with our 2010 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include the following: (i) the current economic downturn and turmoil in financial markets and the response of federal and state regulators thereto; (ii) the effect of changing regional and national economic conditions including the housing market in the Central Valley of California; (iii) significant changes in interest rates and prepayment speeds; (iv) credit risks of lending and investment activities; (v) changes in federal and state banking laws or regulations; (vi) competitive pressure in the banking industry; (vii) changes in governmental fiscal or monetary policies; (viii) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (ix) other factors discussed in Item 1A. Risk Factors located in the Company’s 2010 Annual Report on Form 10-K.

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

For the three months ended March 31, 2011, Farmers & Merchants Bancorp reported net income of $6,126,000 earnings per share of $7.86 and return on average assets of 1.32%.  Return on average shareholders’ equity was 14.03% for the three months ended March 31, 2011.

For the three months ended March 31, 2010, Farmers & Merchants Bancorp reported net income of 6,050,000, earnings per share of $7.75 and return on average assets of 1.38%.  Return on average shareholders’ equity was 14.51% for the three months ended March 31, 2010.

The primary reason for the Company’s improved earnings performance in the first quarter of 2011 as compared to the same period last year was a $3.6 million decrease in the loan loss provision. This impact was partially offset by: (1) a $2.8 million decrease in gain on sale of investment securities; and (2) a $513,000 decrease in net interest income.

The following is a summary of the financial results for the three-month period ended March 31, 2011 compared to March 31, 2010.

•	Net income increased 1.3% to $6,126,000 from $6,050,000.

•	Earnings per share increased 1.4% to $7.86 from $7.75.

•	Total assets increased 6.2% to $1.9 billion.

•	Total loans increased 0.1% to $1.2 billion.

•	Total deposits increased 6.2% to $1.6 billion.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ended March 31, 2011 and 2010.

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

The Company’s earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change.  In order to minimize income fluctuations, the Company attempts to match asset and liability maturities.  However, some maturity mismatch is inherent in the asset and liability mix. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk.”

Net interest income decreased 2.7% to $18.4 million during the first quarter of 2011 compared to $18.9 million for the first quarter of 2010. On a fully tax equivalent basis, net interest income decreased 2.8% and totaled $18.7 million at March 31, 2011, compared to $19.2 million at March 31, 2010. As more fully discussed below, the decrease in net interest income was primarily due to a 37 basis point decrease in net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended March 31, 2011, the Company’s net interest margin was 4.43% compared to 4.80% for the quarter ended March 31, 2010. This decrease in net interest margin was due primarily to: (1) a decline in the yield on most earning assets, most particularly the yield on mortgage backed securities; and (2) a decline in average loans as a percentage of average earning assets.

Loans, generally the Company’s highest earning assets, increased $1.6 million as of March 31, 2011, compared to March 31, 2010. On an average balance basis, loans decreased by $25.7 million for the quarter ended March 31, 2011. Loans decreased from 72.7% of average earning assets at March 31, 2010 to 67.5% at March 31, 2011. As a result of the lagging impact of decreases in market interest rates from mid-September 2007 through December 2008, and the continuing low rate environment since then, the year-to-date yield on the Company’s loan portfolio declined to 6.14% for the quarter ended March 31, 2011, compared to 6.20% for the quarter ended March 31, 2010. The decrease in loan balances and yield resulted in interest revenue from loans decreasing 3.2% to $17.5 million for quarter ended March 31, 2011. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans, the yield earned on investments is generally less than that of loans.  Average investment securities totaled $503.4 million for the quarter ended March 31, 2011; an increase of $99.8 million compared to the average balance for the quarter ended March 31, 2010. Interest income on securities decreased $409,000 to $3.3 million for the quarter ended March 31, 2011, compared to $3.7 million for the quarter ended March 31, 2010. The average investment portfolio yield, on a tax equivalent (TE) basis, was 2.6% for the quarter ended March 31, 2011, compared to 3.7% for the quarter ended March 31, 2010. This decrease in yield was primarily due to the sale of higher yielding mortgage-backed securities during the first quarter of 2010 and the Company’s decision to shorten the maturities of new investment purchases to protect against future increases in market interest rates.  See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2011.  Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Overnight investments in Federal Funds Sold are an additional earning asset available to the Company.  Historically, in order to earn interest on excess cash balances banks had to “sell” these balances (called “Federal Funds Sold”) on an overnight basis to other banks.   However, in late 2008 the FRB began paying interest on the deposits that banks maintained in their FRB accounts (which are also classified as Federal Funds Sold on the Company’s balances sheet) providing an essentially risk-free alternative for earning interest on overnight cash balances. These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008. Average Federal Funds Sold (which includes interest earning balances at the FRB) for the quarter ended March 31, 2011, was $54.2 million, an increase of $14.9 million compared to the average balance for the quarter ended March 31, 2010.  Interest income on Federal Funds Sold for the quarter ended March 31, 2011, increased $14,000 to $34,000 compared to the quarter ended March 31, 2010.

Average interest-bearing sources of funds increased $56.4 million or 4.4% during the first quarter of 2011. Of that increase: (1) interest-bearing transaction deposits increased $30.9 million; (2) savings and money market deposits increased $40.8 million; (3) time deposits decreased $14.2 million; (3) securities sold under agreement to repurchase remained unchanged (see “Financial Condition - Securities Sold Under Agreement to Repurchase”); (5) Federal Home Loan Bank (“FHLB”) Advances decreased $1.1 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (4) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

During the first quarter of 2011, the Company was able to grow average interest bearing deposits by $57.5 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $1.5 million for the first quarter of 2011 as compared to $2.0 million for the first quarter of 2010. The average rate paid on interest-bearing deposits was 0.50% for the first quarter of 2011 compared to 0.67% for the first quarter of 2010. The Company anticipates that this decline in deposit rates, if any, will be much more modest through the remainder of 2011.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$54,253	$34	0.25%	$39,374	$20	0.21%
Investment Securities Available-for-Sale
U.S. Agencies	243,011	693	1.14%	141,639	579	1.64%
Municipals - Non-Taxable	6,369	119	7.47%	7,686	145	7.56%
Mortgage Backed Securities	184,526	1,621	3.51%	181,451	2,030	4.48%
Other	4,389	2	0.18%	3,418	6	0.70%
Total Investment Securities Available-for-Sale	438,295	2,435	2.22%	334,194	2,760	3.30%

Investment Securities Held-to-Maturity
Municipals - Non-Taxable	60,764	869	5.72%	64,030	932	5.82%
Mortgage Backed Securities	2,099	20	3.81%	3,412	32	3.75%
Other	2,276	5	0.88%	1,990	13	2.61%
Total Investment Securities Held-to-Maturity	65,139	894	5.49%	69,432	977	5.63%

Loans
Real Estate	711,248	11,149	6.36%	721,440	11,371	6.39%
Home Equity Line and Loans	58,080	834	5.82%	65,169	949	5.91%
Agricultural	209,762	3,045	5.89%	199,215	2,986	6.08%
Commercial	169,181	2,342	5.61%	185,988	2,624	5.72%
Consumer	7,491	135	7.31%	9,335	148	6.43%
Other	734	3	1.66%	1,030	3	1.18%
Total Loans	1,156,496	17,508	6.14%	1,182,177	18,081	6.20%
Total Earning Assets	1,714,183	$20,871	4.94%	1,625,177	$21,839	5.45%

Unrealized Gain (Loss) on Securities Available-for-Sale	1,512			8,022
Allowance for Loan Losses	(32,311)			(31,188)
Cash and Due From Banks	29,922			28,928
All Other Assets	136,461			128,064
Total Assets	$1,849,767			$1,759,003

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$208,435	$73	0.14%	$177,518	$72	0.16%
Savings and Money Market	483,557	423	0.35%	442,779	561	0.51%
Time Deposits	565,919	1,050	0.75%	580,143	1,343	0.94%
Total Interest Bearing Deposits	1,257,911	1,546	0.50%	1,200,440	1,976	0.67%
Securities Sold Under Agreement to Repurchase	60,000	530	3.58%	60,000	530	3.58%
Other Borrowed Funds	586	8	5.54%	1,681	9	2.17%
Subordinated Debentures	10,310	81	3.19%	10,310	80	3.15%
Total Interest Bearing Liabilities	1,328,807	$2,165	0.66%	1,272,431	$2,595	0.83%
Interest Rate Spread			4.28%			4.62%
Demand Deposits (Non-Interest Bearing)	315,093			291,383
All Other Liabilities	31,224			28,364
Total Liabilities	1,675,124			1,592,178

Shareholders' Equity	174,643			166,825
Total Liabilities & Shareholders' Equity	$1,849,767			$1,759,003
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.15%			0.18%
Net Interest Income and Margin on Total Earning Assets		18,706	4.43%		19,244	4.80%
Tax Equivalent Adjustment		(340)			(365)
Net Interest Income		$18,366	4.35%		$18,879	4.71%

Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount in the amount of $359,000 and $246,000 for the quarters ended March 31, 2011 and 2010, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)	Three Months Ended
	Mar. 31, 2011 compared to Mar. 31, 2010
Interest Earning Assets	Volume	Rate	Net Chg.
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$8	6	$14
Investment Securities Available-for-Sale
U.S. Agencies	197	(83)	114
Municipals - Non-Taxable	(24)	(2)	(26)
Mortgage Backed Securities	33	(442)	(409)
Other	2	(6)	(4)
Total Investment Securities Available-for-Sale	208	(533)	(325)

Investment Securities Held-to-Maturity
Municipals - Non-Taxable	(47)	(17)	(64)
Mortgage Backed Securities	(13)	1	(12)
Other	2	(10)	(8)
Total Investment Securities Held-to-Maturity	(58)	(26)	(84)

Loans
Real Estate	(160)	(62)	(222)
Home Equity	(102)	(13)	(115)
Agricultural	156	(97)	59
Commercial	(233)	(49)	(282)
Consumer	(33)	20	(13)
Total Loans	(372)	(201)	(573)
Total Earning Assets	(214)	(754)	(968)

Interest Bearing Liabilities
Interest Bearing Deposits
Transaction	12	(11)	1
Savings and Money Market	49	(187)	(138)
Time Deposits	(32)	(261)	(293)
Total Interest Bearing Deposits	29	(459)	(430)
Other Borrowed Funds	(9)	8	(1)
Subordinated Debentures	-	1	1
Total Interest Bearing Liabilities	20	(450)	(430)
Total Change	$(234)	$(304)	$(538)
Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change." The above figures have been rounded to the nearest whole number.

Provision and Allowance for Loan Losses
As a financial institution that assumes lending and credit risks as a principal element of its business, credit losses will be experienced in the normal course of business. The Company has established credit management policies and procedures that govern both the approval of new loans and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans to one borrower, and by restricting loans made primarily to its principal market area where management believes it is best able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” of the Company’s 2010 Annual Report on Form 10-K. Management reports regularly to the Board of Directors regarding trends and conditions in the loan portfolio and regularly conducts credit reviews of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight.

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

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include: (1) commercial real estate; (2) agricultural real estate; (3) real estate construction (including land and development loans); (4) residential 1st mortgages; (5) home equity lines and loans; (6) agricultural; (7) commercial; and (8) consumer & other. See “Financial Condition – Loans” for examples of loans made by the Company. The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

The Company assigns a risk rating to all loans and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. These risk ratings are also subject to examination by independent specialists engaged by the Company. The risk ratings can be grouped into five major categories, defined as follows:

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

The Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in some areas. Accordingly, during the second quarter of 2009, management and the Board of Directors began significantly increasing the Company’s loan loss allowance and as of March 31, 2011, the balance was $32.3 million or 2.77% of total loans. As of March 31, 2010, the allowance for loan losses was $33.2 million, which represented 2.85% of total loans. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of March 31, 2011, compare very favorably to our peers at the present time, no significant recovery has yet begun in our local markets and this has resulted in continuing borrower stress.

The provision for loan losses totaled $525,000 for the first quarter of 2011 compared to $4.1 million for the first quarter of 2010. Net charge-offs during the first quarter of 2011 were $455,000 compared to $736,000 in the first quarter of 2010. Net charge-offs represented 0.04% of average loans at March 31, 2011, a level that, in management’s opinion, compares very favorably to the Company’s peers at the present time. See “Overview – Looking Forward: 2011 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2010 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for loan losses as of March 31, 2011, was adequate.

	Three Months Ended March 31,
Allowance for Loan Losses (in thousands)	2011	2010
Balance at Beginning of Period	$32,261	$29,813
Provision Charged to Expense	525	4,115
Recoveries of Loans Previously Charged Off	19	30
Loans Charged Off	(474)	(766)
Balance at End of Period	$32,331	$33,192

The table below breaks out current quarter activity by portfolio segment.

March 31, 2011	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Allowance for Credit Losses:
Beginning Balance	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Charge-Offs	-	-	-	(304)	(99)	-	(36)	(35)		(474)
Recoveries	-	-	-	-	2	-	5	12		19
Provision	(1,801)	932	547	228	18	551	(41)	(2)	93	525
Ending Balance	$5,830	$2,471	$2,707	$1,088	$3,645	$7,284	$9,012	$191	$103	$32,331

Overall, the Allowance for Credit Losses as of March 31, 2011 increased a modest $70,000 over December 31, 2010.  However, the allowance allocated to the following categories of loans did change materially during the quarter:

•
Commercial Real Estate allowance balances declined $1.8 million. See “Management’s Discussion and Analysis - Financial Condition – Classified Loans and Non-Performing Assets – Restructured Loans” for further discussion regarding the $24.5 million decline in impaired loans to one borrower that occurred primarily in the commercial real estate and real estate construction categories.

•
Agricultural and Agricultural Real Estate allowance balances increased $1.5 million. See “Management’s Discussion and Analysis - Financial Condition – Classified Loans and Non-Performing Assets” for further discussion regarding the increase in special mention and substandard loans in these loan categories.

See “Note 3. Allowance for Loan Losses” for additional details regarding the provision and allowance for loan losses.

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plans; and (6) fees from other miscellaneous business services.

Overall, non-interest income decreased $2.9 million or 46.6% for the three months ended March 31, 2011, compared to the same period of 2010. This decrease was primarily due to no gain on sale of investment securities for the first quarter of 2011 compared to a gain of $2.8 million for the first quarter of 2010. Other factors impacting the change in non-interest income were: (1) a $221,000 decline in service charges on deposit accounts primarily NSF/OD fees; (2) a $210,000 increase in the net gain on deferred compensation investments; and (3) a $120,000 decline in other non-interest income.

Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Non-Interest Expense
Non-interest expense for the Company includes expenses for: (1) salaries and employee benefits; (2) occupancy; (3) equipment; (4) supplies; (5) legal fees; (6) professional services; (7) data processing; (8) marketing; (9) deposit insurance; and (10) other miscellaneous expenses.

Overall, non-interest expense increased $83,000 or 0.7% for the three months ended March 31, 2011, compared to the same period in 2010. This increase was primarily comprised of: (1) a $210,000 increase in the net gain on deferred compensation investments; (2) a $113,000 increase in equipment cost related to software and hardware maintenance contracts; and (3) a $121,000 increase in ORE holding costs due to higher ORE valuation adjustments and legal costs. These increases were partially offset by a $327,000 decrease in FDIC insurance expense.

Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Income Taxes
The provision for income taxes increased 0.2% to $3.6 million for the first quarter of 2011 compared to the first quarter of 2010. The effective tax rate for the first quarter of 2011 was 37.1% compared to 37.3% for the first quarter of 2010. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance; California enterprise zone interest income exclusion; and tax-exempt interest income on municipal securities and loans.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at March 31, 2011, as compared to December 31, 2010 and to March 31, 2010. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

Investment Securities
The investment portfolio provides the Company with an income alternative to loans. The debt securities in the Company’s investment portfolio have historically been comprised primarily of mortgage backed securities issued by federal government-sponsored entities, U.S. government agencies and high grade bank-qualified municipals and bonds.

The Company’s investment portfolio at March 31, 2011 was $532.9 million compared to $499.8 million at the end of 2010, an increase of $33.2 million or 6.6%. At March 31, 2010, the investment portfolio totaled $397.1 million. Since the beginning of 2009 the Company has generated a significant amount of excess liquidity because interest rates have been low and perceived market risks high, causing customers to move funds from the stock market and other investment vehicles to FDIC insured bank deposits. The mix of the investment portfolio has changed over the past year. To protect against anticipated increases in market interest rates, the Company has reduced the weighted average maturity on its investment portfolio by selling mortgage-backed securities and reinvesting in lower yielding, shorter term U.S. agency securities.

The Company's total investment portfolio currently represents 28.6% of the Company’s total assets as compared to 27.1% at December 31, 2010 and 22.7% at March 31, 2010.

As of March 31, 2011 the Company held $67.5 million of municipal investments, of which $52.2 million were bank-qualified municipal bonds, all classified as held-to-maturity. No purchases of bank-qualified municipal bonds have been made for several years, but the increasing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers, has increased the overall risk associated with bank-qualified municipal bonds. As of March 31, 2011 eighty-seven percent of the Company’s bank-qualified municipal bonds have an underlying credit rating, and all of these ratings are “investment grade.” Of the thirteen percent of the portfolio that is not rated, the Company monitors the status of these issuers and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are overnight investments in Federal Funds Sold. Average Federal Funds Sold (including interest earning balances at the FRB) for the quarter ended March 31, 2011, was $54.3 million compared to $39.4 million for the quarter ended March 31, 2010. Overnight investments in Federal Funds Sold are an additional earning asset available to the Company. Historically, in order to earn interest on excess cash balances banks had to “sell” these balances (called “Federal Funds Sold”) on an overnight basis to other banks. However, in late 2008 the FRB began paying interest on the deposits that banks maintained in their FRB accounts (which are also classified as Federal Funds Sold on the Company’s balance sheets) providing an essentially risk-free alternative for earning interest on overnight cash balances. These balances earn interest at the Fed Funds rate, which has been 0.25% since December, 2008.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of March 31, 2011, December 31, 2010 and March 31, 2010, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Each loan type involves risks specific to the: (i) borrower; (ii) collateral; and (iii) loan structure. See “Results of Operations - Provision and Allowance for Loan Losses” for a more detailed discussion of risks by loan type. The Company’s current underwriting policies and standards are designed to mitigate the risks involved in each loan type. The Company’s policies require that loans are approved only to those borrowers exhibiting a clear source of repayment and the ability to service existing and proposed debt. The Company’s underwriting procedures for all loan types require careful consideration of the borrower, the borrower’s financial condition, the borrower’s management capability, the borrower’s industry, and the economic environment affecting the loan.

Most loans made by the Company are secured, but collateral is the secondary or tertiary source of repayment; cash flow is our primary source of repayment. The quality and liquidity of collateral are important and must be confirmed before the loan is made.

In order to be responsive to borrower needs, the Company prices loans: (i) on both a fixed rate and adjustable rate basis; (ii) over different terms; and (iii) based upon different rate indices; as long as these structures are consistent with the Company’s interest rate risk management policies and procedures (see Item 3. Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk).

The Company's loan portfolio at March 31, 2011 increased $1.6 million or 0.1% from March 31, 2010, largely a reflection of the continuing slowdown in the overall economy which has affected commercial and consumer loan demand.

Loans at March 31, 2011 decreased $8.4 million from December 31, 2010, primarily as a result of the normal seasonal paydowns of loans made to the Company’s dairy customers in the fourth quarter of 2010 and the continuing slow down in the overall economy.

On an average balance basis, loans have decreased $25.7 million or 2.2% since the first quarter of 2010. The following table sets forth the distribution of the loan portfolio by type and percent as of the periods indicated.

Loan Portfolio	March 31, 2011		December 31, 2010		March 31, 2010
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$326,709	27.9%	$318,341	27.0%	$289,799	24.8%
Agricultural Real Estate	255,961	21.9%	254,575	21.6%	255,137	21.8%
Real Estate Construction	37,260	3.2%	37,486	3.2%	70,586	6.0%
Residential 1st Mortgages	106,612	9.1%	103,574	8.8%	104,930	9.0%
Home Equity Lines and Loans	57,083	4.9%	58,971	5.0%	64,583	5.5%
Agricultural	210,886	18.0%	231,150	19.6%	207,043	17.7%
Commercial	167,313	14.3%	165,263	14.0%	166,253	14.2%
Consumer & Other	7,920	0.7%	8,712	0.7%	9,763	0.8%
Total Gross Loans	1,169,744	100.0%	1,178,072	100.0%	1,168,094	100.0%
Less: Unearned Income	2,127		2,070		2,096
Subtotal	1,167,617		1,176,002		1,165,998
Less: Allowance for Loan Losses	32,331		32,261		33,192
Net Loans	$1,135,286		$1,143,741		$1,132,806

Classified Loans and Non-Performing Assets
All loans are assigned a credit risk grade using grading standards developed by bank regulatory agencies (see “Results of Operations - Provision and Allowance for Loan Losses” for a description of the internal risk ratings used by the Company).  Loans that are judged to exhibit a higher risk profile are rated substandard, doubtful, or loss and referred to as “classified loans.” These loans receive increased management attention. As of March 31, 2011, classified loans totaled $54.4 million, an increase of $14.4 million when compared to December 31, 2010.

The following table shows the loan portfolio allocated by management’s internal risk ratings at March 31, 2011 and December 31, 2010. There were no loans outstanding at March 31, 2011 and December 31, 2010 rated doubtful or loss.

(in thousands)

March 31, 2011	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$289,300	$11,394	$23,888	$324,582
Agricultural Real Estate	230,232	16,552	9,177	255,961
Real Estate Construction	27,526	3,217	6,517	37,260
Residential 1st Mortgages	104,187	1,094	1,331	106,612
Home Equity Lines & Loans	56,235	-	848	57,083
Agricultural	181,725	19,426	9,735	210,886
Commercial	158,055	7,152	2,106	167,313
Consumer & Other	7,154	-	766	7,920
Total	$1,054,414	$58,835	$54,368	$1,167,617

December 31, 2010	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$281,868	$9,846	$24,557	$316,271
Agricultural Real Estate	237,127	14,563	2,885	254,575
Real Estate Construction	27,734	3,217	6,535	37,486
Residential 1st Mortgages	100,709	1,099	1,766	103,574
Home Equity Lines & Loans	58,632	-	339	58,971
Agricultural	218,165	11,521	1,464	231,150
Commercial	160,045	2,965	2,253	165,263
Consumer & Other	8,498	-	214	8,712
Total	$1,092,778	$43,211	$40,013	$1,176,002

Increases of $29.9 million in special mention and substandard loans since December 31, 2010 occurred substantially in the agricultural and agricultural real estate categories. This change was primarily due to stresses in the dairy industry from the cumulative impact of a combination of: (1) low milk prices during 2009 and the first nine months of 2010 (prices have improved substantially over the past 6 months); and (2) high feed prices. This increase in special mention and substandard loans resulted in increased provisions for credit losses in these loan categories.  See “Results of Operations - Provision and Allowance for Loan Losses” for further details.

See “Note 3. Allowance for Loan Losses” for additional details regarding classified loans.

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

Non-Accrual Loans - Accrual of interest on loans is generally discontinued when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of March 31, 2011, non-accrual loans totaled $3.6 million. There were no loans past due 90 days or more that were accruing.

Restructured Loans - A restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan on accrual. As of March 31, 2011, restructured loans on accrual totaled $862,000 as compared to $27.6 million as of December 31, 2010. This decline was primarily a result of multiple commercial real estate and real estate construction loans to one borrower that totaled $24.5 million as of December 31, 2010 no longer being classified as a TDR since they were restructured at a market rate in a prior calendar year and are currently in compliance with their modified terms.

Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

The following table sets forth the amount of the Company's non-performing loans (defined as non-accrual loans plus accruing loans past due 90 days or more) and ORE as of the dates indicated.

Non-Performing Assets
(in thousands)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Non-Performing Loans	$3,614	$5,308	$5,632
Other Real Estate	8,228	8,039	8,984
Total Non-Performing Assets	$11,842	$13,347	$14,616

Non-Performing Loans as a % of Total Loans	0.31%	0.45%	0.48%
Allowance for Loan Losses as a % of Non-Performing Loans	894.6%	607.8%	589.3%
Restructured Loans (Performing)	$862	$27,652	$110

Although management believes that non-performing loans are generally well-secured and that potential losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $812,000, $614,000, and $1.1 million have been established for non-performing loans at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Foregone interest income on non-accrual loans which would have been recognized during the period, if all such loans had been current in accordance with their original terms, totaled $405,000 at March 31, 2011, $356,000 at
December 31, 2010, and $181,000 at March 31, 2010.

The Company reported $8.2 million of ORE at March 31, 2011, $8.0 million at December 31, 2010, and $9.0 million at March 31, 2010. The March 31, 2011, carrying value of $8.2 million is net of a $4.1 million reserve for ORE valuation adjustments. The December 31, 2010, carrying value of $8.0 million is net of a $3.7 million reserve for ORE valuation adjustments and the March 31, 2010 carrying value of $9.0 million is net of a $3.3 million reserve for ORE valuation adjustments.

Except for those classified and non-performing loans discussed above, the Company’s management is not aware of any loans as of March 31, 2011, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. However, the Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in some areas. As a result of these conditions, borrowers who up until this time have been able to keep current in their payments may experience continuing deterioration in their overall financial condition, significantly increasing the potential of default. See “Part I, Item 1A. Risk Factors” in the Company’s 2010 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base.  The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at March 31, 2011 have increased $92.2 million or 6.2% compared to March 31, 2010. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted deposit growth since March 31, 2010: (1) the Federal government’s decision to increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor (unlimited for non-interest bearing transaction accounts); and (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments), and this could impact future deposit growth.

Although total deposits have increased a 6.2% since March 31, 2010, the Company’s focus has been on increasing low cost transaction and savings accounts which have grown at a much faster pace:

•	Demand and Interest-Bearing transaction accounts increased $63.2 million or 13.7% since March 31, 2010.

•	Savings and money market accounts have increased $43.5 million or 9.6% since March 31, 2010.

•
Time deposit accounts have decreased $14.5 million or 2.5% since March 31, 2010. This decline was the continuing result of an explicit pricing strategy adopted by the Company beginning in the second quarter of 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term agency securities or overnight Fed Funds. Beginning in April 2009 management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction, money market, and/or savings balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s strong deposit growth in transaction, savings and money market accounts, this time deposit decline has not presented any liquidity issues and it has significantly enhanced the Company’s net interest margin and earnings.

The Company's deposit balances at March 31, 2011 have increased $11.7 million or 0.8% compared to December 31, 2010, due primarily to increased savings and money market deposits of 9.4% or $42.6 million.  This increase was partially offset by: (1) decreased demand and interest-bearing transaction accounts in the amount of $16.3 million or 3.0% since December 31, 2010, due to normal seasonal cycles for the Company’s agricultural customers; and (2) decreased time deposit accounts in the amount of $14.6 million or 2.5% since December 31, 2010.

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

FHLB Advances as of March 31, 2011 were $576,000 compared to $591,000 at December 31, 2010 and $635,000 at March 31, 2010. The average rate on FHLB advances during the first quarter of 2011 was 5.5% compared to 2.2% during the first quarter of 2010.

There were no amounts outstanding on the Company’s line of credit with the FRB as of March 31, 2011.

As of March 31, 2011 the Company has additional borrowing capacity of $184.8 million with the Federal Home Loan Bank and $224.6 million with the Federal Reserve Bank.  Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase totaled $60 million at March 31, 2011, December 31, 2010, and March 31, 2010.

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

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”).  These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%.  Interest rates reset quarterly and were 3.2% as of March 31, 2011, 3.2% at December 31, 2010 and 3.1% at March 31, 2010. The average rate paid for these securities for the first quarter of 2011 and 2010 was 3.2%. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements.  The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection.  Shareholders’ Equity totaled $178.7 million at March 31, 2011, $173.2 million at December 31, 2010, and $169.5 million at March 31, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of March 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Capital to Risk Weighted Assets	$205,944	14.26%	$115,599	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	$187,754	12.99%	$57,799	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	$187,754	10.14%	$74,080	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Capital to Risk Weighted Assets	$206,095	14.26%	$115,594	8.0%	$144,493	10.0%
Tier 1 Capital to Risk Weighted Assets	$187,856	13.00%	$57,797	4.0%	$86,696	6.0%
Tier 1 Capital to Average Assets	$187,856	10.15%	$74,057	4.0%	$92,571	5.0%

As previously discussed (see “Subordinated Debentures”), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of trust preferred securities.  On March 1, 2005, the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of trust preferred securities (“TPS”) by bank holding companies (“BHCs”).  Under the final rule BHCs may include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill.  The quantitative limitation concerning goodwill was to be effective March 31, 2009. However, on March 17, 2009, the FRB delayed the effective date of the limits until March 31, 2011. Any portion of trust-preferred securities not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations. The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company’s trust preferred securities currently qualify as Tier 1 capital.

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

During the first quarter of 2011 and 2010 the Company did not repurchase any shares. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $16.0 million.

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

For a full discussion of the Company’s critical accounting policies and estimates see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2010 Annual Report on Form 10-K.

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of March 31, 2011, the Company had entered into commitments with certain customers amounting to $337.8 million compared to $316.2 million at December 31, 2010 and $324.8 million at March 31, 2010.  Letters of credit at March 31, 2011, December 31, 2010 and March 31, 2010, were $5.5 million, $5.6 million and $9.6 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

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

Part 2: considers qualitative internal and external factors that may affect a loan’s collectibility, is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the historical and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

•	general economic and business conditions affecting the key lending areas of the Company;
•	credit quality trends (including trends in collateral values, delinquencies and non-performing loans);
•	loan volumes, growth rates and concentrations;
•	loan portfolio seasoning;
•	specific industry and crop conditions;
•	recent loss experience; and
•	duration of the current business cycle.

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

Management believes that based upon the preceding methodology, and using information currently available, the allowance for loan losses at March 31, 2011 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would require increases in the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2011, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 3.87% if rates increase by 200 basis points and a decrease in net interest income of 0.22% if rates decline 100 basis points. Comparatively, at December 31, 2010, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.86% if rates increase by 200 basis points and an increase in net interest income of 0.14% if rates decline 100 basis points. All results are within the Company’s policy limits.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits.  To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $86.0 million and repurchase lines of $100.0 million with major banks.  In addition, as of March 31, 2011 the Company has available borrowing capacity of $184.8 million at the Federal Home Loan Bank and $224.6 million at the Federal Reserve Bank.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2010 Annual Report to Shareholders on Form 10-K. In management’s opinion, there have been no material changes in risk factors since the filing of the 2010 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2011. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $16.0 million.

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

See “Index to Exhibits”

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: May 5, 2011	/s/ Kent A. Steinwert
Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2011	/s/ Stephen W. Haley
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