Form 10-Q
period 2011-06-30
FARMERS & MERCHANTS BANCORP
filed 2011-08-09
CIK 1085913

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

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
Yes ☐ No ☒

Number of shares of common stock of the registrant:  Par value $0.01, authorized 20,000,000 shares; issued and outstanding 779,424 as of July 31, 2011.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

______________________________

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands)	June 30,	December 31,	June 30,
	2011	2010	2010
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due From Banks	$48,604	$28,484	$32,525
Interest Bearing Deposits with Banks	8,100	32,176	1,781
Total Cash and Cash Equivalents	56,704	60,660	34,306

Investment Securities:
Available-for-Sale	430,950	434,856	324,423
Held-to-Maturity	63,584	64,937	68,773
Total Investment Securities	494,534	499,793	393,196

Loans	1,191,801	1,176,002	1,188,840
Less: Allowance for Loan Losses	32,942	32,261	31,403
Loans, Net	1,158,859	1,143,741	1,157,437
Premises and Equipment, Net	24,620	24,214	24,437
Bank Owned Life Insurance	46,494	45,584	44,663
Interest Receivable and Other Assets	65,493	67,499	68,659
Total Assets	$1,846,704	$1,841,491	$1,722,698

Liabilities
Deposits:
Demand	$324,371	$343,482	$293,773
Interest Bearing Transaction	196,946	195,576	169,088
Savings and Money Market	494,716	453,531	422,930
Time	548,094	573,914	564,493
Total Deposits	1,564,127	1,566,503	1,450,284

Securities Sold Under Agreement to Repurchase	60,000	60,000	60,000
Federal Home Loan Bank Advances	561	591	4,821
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	30,602	30,846	26,535
Total Liabilities	1,665,600	1,668,250	1,551,950

Shareholders' Equity
Common Stock	8	8	8
Additional Paid-In Capital	75,590	75,590	76,198
Retained Earnings	101,907	96,030	89,646
Accumulated Other Comprehensive Income	3,599	1,613	4,896
Total Shareholders' Equity	181,104	173,241	170,748
Total Liabilities & Shareholders' Equity	$1,846,704	$1,841,491	$1,722,698

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest Income
Interest and Fees on Loans	$17,490	$18,057	$34,997	$36,138
Interest on Deposits with Banks	5	16	39	36
Interest on Investment Securities:
Taxable	2,399	2,151	4,741	4,812
Tax-Exempt	641	695	1,289	1,407
Total Interest Income	20,535	20,919	41,066	42,393
Interest Expense
Deposits	1,396	1,739	2,942	3,715
Borrowed Funds	545	545	1,083	1,084
Subordinated Debentures	82	82	163	162
Total Interest Expense	2,023	2,366	4,188	4,961

Net Interest Income	18,512	18,553	36,878	37,432
Provision for Loan Losses	3,925	5,120	4,450	9,235
Net Interest Income After Provision for Loan Losses	14,587	13,433	32,428	28,197

Non-Interest Income
Service Charges on Deposit Accounts	1,365	1,688	2,740	3,284
Net Gain on Investment Securities	-	7	-	2,853
Increase in Cash Surrender Value of Life Insurance	459	454	910	904
Debit Card and ATM Fees	708	651	1,374	1,250
(Loss) Gain on Non-Qualified Deferred Compensation Plan Investments	(15)	(730)	390	(535)
Other	478	472	915	1,029
Total Non-Interest Income	2,995	2,542	6,329	8,785

Non-Interest Expense
Salaries & Employee Benefits	7,463	7,062	14,705	14,336
(Loss) Gain on Non-Qualified Deferred Compensation Plan Investments	(15)	(730)	390	(535)
Occupancy	613	660	1,246	1,300
Equipment	711	658	1,425	1,259
ORE Holding Costs	367	91	892	495
FDIC Insurance	516	507	990	1,308
Other	1,578	1,598	3,021	3,036
Total Non-Interest Expense	11,233	9,846	22,669	21,199

Income Before Income Taxes	6,349	6,129	16,088	15,783
Provision for Income Taxes	2,194	2,122	5,807	5,726
Net Income	$4,155	$4,007	$10,281	$10,057
Earnings Per Share	$5.33	$5.13	$13.19	$12.88

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net Income	$4,155	$4,007	$10,281	$10,057

Other Comprehensive Income -

Unrealized Gains on Securities:
Unrealized holding gains arising during the period, net of income tax benefit of $1,961 and $1,043 for the quarters ended June 30, 2011 and 2010, respectively, and of $1,441 and $1,302 for the six months ended June 30, 2011 and 2010, respectively.	2,702	1,437	1,986	1,795

Less: Reclassification adjustment for realized gains included in net income, net of related income tax effects of $0 and $(3) for the quarters ended June 30, 2011 and 2010, respectively, and of $0 and $(1,200) for the six months ended June 30, 2011 and 2010, respectively.	-	(4)	-	(1,653)
Total Other Comprehensive Income	2,702	1,433	1,986	142

Comprehensive Income	$6,857	$5,440	$12,267	$10,199

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)					Accumulated
	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2010	780,944	$8	$76,198	$83,767	$4,754	$164,727
Net Income		-	-	10,057	-	10,057
Cash Dividends Declared on
Common Stock ($5.35 per share)		-	-	(4,178)	-	(4,178)
Change in Net Unrealized Gain on Securities Available for Sale		-	-	-	142	142
Balance, June 30, 2010	780,944	$8	$76,198	$89,646	$4,896	$170,748

Balance, January 1, 2011	779,424	$8	$75,590	$96,030	$1,613	$173,241
Net Income		-	-	10,281	-	10,281
Cash Dividends Declared on
Common Stock ($5.65 per share)		-	-	(4,404)	-	(4,404)
Change in Net Unrealized Gain on Securities Available for Sale		-	-	-	1,986	1,986
Balance, June 30, 2011	779,424	$8	$75,590	$101,907	$3,599	$181,104

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)	Six Months Ended
(in thousands)	June 30,	June 30,
	2011	2010
Operating Activities
Net Income	$10,281	$10,057
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Loan Losses	4,450	9,235
Depreciation and Amortization	896	954
Net Accretion of Investment Security Discounts & Premium	373	(291)
Net Gain on Investment Securities	-	(2,853)
Net Gain on Sale of Property & Equipment	(5)	(19)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(341)	(10,000)
Net Decrease in Interest Payable and Other Liabilities	(244)	(1,169)
Net Cash Provided by Operating Activities	15,410	5,914

Investing Activities
Purchase of Investment Securities Available-for-Sale	(67,514)	(135,949)
Proceeds from Sold, Matured, or Called Securities Available-for-sale	74,485	180,467
Purchase of Investment Securities Held-to-Maturity	(720)	-
Proceeds from Matured or Called Securities Held-to-Maturity	2,058	840
Net Loans Paid, Originated or Acquired	(19,627)	16,113
Principal Collected on Loans Previously Charged Off	59	120
Additions to Premises and Equipment	(1,317)	(506)
Proceeds from Disposition of Property & Equipment	20	21
Net Cash (Used in ) Provided by Investing Activities	(12,556)	61,106

Financing Activities
Net Decrease in Deposits	(2,376)	(47,840)
Net Change in Other Borrowings	(30)	(15,328)
Cash Dividends	(4,404)	(4,178)
Net Cash Used in Financing Activities	(6,810)	(67,346)
Decrease in Cash and Cash Equivalents	(3,956)	(326)
Cash and Cash Equivalents at Beginning of Period	60,660	34,632
Cash and Cash Equivalents at End of Period	$56,704	$34,306

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

The Company’s other subsidiaries include F & M Bancorp, Inc. and FMCB Statutory Trust I. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank. During 2002 the Company completed a fictitious name filing in California to begin using the streamlined name “F & M Bank” as part of a larger effort to enhance the Company’s image and build brand name recognition. In December 2003 the Company formed a wholly owned subsidiary, FMCB Statutory Trust I. FMCB Statutory Trust I is a non-consolidated subsidiary per generally accepted accounting principles (“GAAP”) and was formed for the sole purpose of issuing Trust Preferred Securities.

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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the six-month period ended June 30, 2011 may not necessarily be indicative of future operating results.

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

Certain amounts in the prior years' financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation. These reclassifications had no effect on previously reported net income or total shareholders’ equity. In the opinion of management, the accompanying consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented.

Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company has defined cash and cash equivalents as those amounts included in the balance sheet captions Cash and Due from Banks, Interest Bearing Deposits with Banks, Federal Funds Sold and Securities Purchased Under Agreements to Resell. Generally, these transactions are for one-day periods. For these instruments, the carrying amount is a reasonable estimate of fair value.

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

Generally, the Company will not restructure loans for customers unless: (1) the existing loan is brought current as to principal and interest payments; and (2) the restructured loan can be underwritten to reasonable underwriting standards. If these standards are not met other actions will be pursued (e.g., foreclosure) to collect outstanding loan amounts. After restructure a determination is made whether the loan will be kept on accrual status based upon the underwriting of the restructured credit.

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

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include: (1) commercial real estate; (2) agricultural real estate; (3) real estate construction (including land and development loans); (4) residential 1st mortgages; (5) home equity; (6) agricultural; (7) commercial; and (8) consumer and other. The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

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

Commercial – Commercial loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators which are closely correlated to the credit quality of these loans.

Agricultural Real Estate and Agricultural – Loans secured by crop production, livestock and related real estate are vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions.

Residential 1st Mortgages and Home Equity – The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments, although this is not always true as evidenced by the period 2007 through 2010. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

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

The Company follows the standards set forth in the “Income Taxes” topic of the FASB Accounting Standards Codification (“ASC”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of June 30, 2011, December 31, 2010 and June 30, 2010.

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

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows (in thousands):

	Amortized	Gross Unrealized		Fair/Book
June 30, 2011	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$217,724	$496	$384	$217,836
Obligations of States and Political Subdivisions	5,620	-	-	5,620
Mortgage Backed Securities	194,051	6,782	684	200,149
Other	7,345	-	-	7,345
Total	$424,740	$7,278	$1,068	$430,950

	Amortized	Gross Unrealized		Fair/Book
December 31, 2010	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$237,944	$305	$1,930	$236,319
Obligations of States and Political Subdivisions	6,378	-	-	6,378
Mortgage Backed Securities	181,228	6,028	1,619	185,637
Other	6,522	-	-	6,522
Total	$432,072	$6,333	$3,549	$434,856

	Amortized	Gross Unrealized		Fair/Book
June 30, 2010	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$166,332	$585	$-	$166,917
Obligations of States and Political Subdivisions	6,443	-	-	6,443
Mortgage Backed Securities	136,677	7,864	-	144,541
FHLB Stock	6,212	-	-	6,212
Total	$315,974	$8,449	$-	$324,423

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
June 30, 2011	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$59,648	$1,964	$7	$61,605
Mortgage Backed Securities	1,673	72	-	1,745
Other	2,263	-	-	2,263
Total	$63,584	$2,036	$7	$65,613

	Book	Gross Unrealized		Fair
December 31, 2010	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,439	$1,258	$241	$61,456
Mortgage Backed Securities	2,218	85	-	2,303
Other	2,280	-	-	2,280
Total	$64,937	$1,343	$241	$66,039

	Book	Gross Unrealized		Fair
June 30, 2010	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$63,897	$1,525	$39	$65,383
Mortgage Backed Securities	2,887	135	-	3,022
Other	1,989	-	-	1,989
Total	$68,773	$1,660	$39	$70,394

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at June 30, 2011 by contractual maturity are shown below (in thousands).

Securities Available-for-Sale June 30, 2011	Within 1 Year	After 1 but Within 5	After 5 but Within 10	Over 10 years	Total Fair Value
Securities of U.S. Government Agencies	$10,220	$201,574	$6,042	$-	$217,836
Obligations of States and Political Subdivisions	-	-	-	5,620	5,620
Mortgage Backed Securities	-	-	74,936	125,213	200,149
Other	7,345	-	-	-	7,345
Total	$17,565	$201,574	$80,978	$130,833	$430,950

Securities Held-to-Maturity June 30, 2011	Within 1 Year	After 1 but Within 5	After 5 but Within 10	Over 10 years	Total Book Value
Obligations of States and Political Subdivisions	$50	$7,143	$42,108	$10,347	$59,648
Mortgage Backed Securities	-	1,673	-	-	1,673
Other	-	-	7	2,256	2,263
Total	$50	$8,816	$42,115	$12,603	$63,584

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

The following tables show those investments with gross unrealized losses and their market value (in thousands) aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Loss	Value	Loss	Value	Loss
Securities of U.S. Government Agencies	$86,806	$384	$-	$-	$86,806	$384
Obligations of States and Political Subdivisions	1,494	7	-	-	1,494	7
Mortgage Backed Securities	49,976	684	-	-	49,976	684
Total	$138,276	$1,075	$-	$-	$138,276	$1,075

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Loss	Value	Loss	Value	Loss
Securities of U.S. Government Agencies	$145,844	$1,930	$-	$-	$145,844	$1,930
Obligations of States and Political Subdivisions	6,165	241	-	-	6,165	241
Mortgage Backed Securities	44,479	1,619	-	-	44,479	1,619
Total	$196,488	$3,790	$-	$-	$196,488	$3,790

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Value	Loss	Value	Loss	Value	Loss
Obligations of States and Political Subdivisions	$2,542	$39	$-	$-	$2,542	$39
Total	$2,542	$39	$-	$-	$2,542	$39

As of June 30, 2011, the Company held 225 investment securities of which 25 were in a loss position for less than twelve months. No securities were in a continuous loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of U.S. Government Agencies
The unrealized losses on the Company's investments in securities of U.S. government agencies were caused by interest rate increases. Repayment of these investments is guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

Mortgage Backed Securities
The unrealized losses on the Company's investment in mortgage backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

Obligations of States and Political Subdivisions
The increasing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers, has increased the overall risk associated with bank-qualified municipal bonds. As of June 30, 2011 over eighty percent of the Company’s bank-qualified municipal bonds have an underlying credit rating, and all of these ratings are “investment grade.” For those bonds in the portfolio that are not rated, the Company monitors the status of these issuers and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Management believes that the unrealized losses on the Company's investments in obligations of states and political subdivisions were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

Pledged Securities
As of June 30, 2011, securities carried at $384.7 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2010, was $346.3 million.

3. Allowance for Loan Losses

The following table shows the allocation of the allowance for loan losses at June 30, 2011 and December 31, 2010 by portfolio segment and by impairment methodology (in thousands):

June 30, 2011	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2011	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Charge-Offs	(13)	-	-	(340)	(462)	(2,750)	(176)	(87)	-	(3,828)
Recoveries	-	-	-	4	7	15	9	24	-	59
Provision	(1,892)	1,274	202	370	181	2,286	1,877	99	53	4,450
Ending Balance- June 30, 2011	$5,726	$2,813	$2,362	$1,198	$3,450	$6,284	$10,794	$252	$63	$32,942

Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2011	$5,830	$2,471	$2,707	$1,088	$3,645	$7,284	$9,012	$191	$103	$32,331
Charge-Offs	(13)	-	-	(36)	(363)	(2,750)	(140)	(52)	-	(3,354)
Recoveries	-	-	-	4	5	15	4	12	-	40
Provision	(91)	342	(345)	142	163	1,735	1,918	101	(40)	3,925
Ending Balance- June 30, 2011	$5,726	$2,813	$2,362	$1,198	$3,450	$6,284	$10,794	$252	$63	$32,942

Ending Balance Individually Evaluated for Impairment	500	400	-	-	40	350	65	34	-	1,389

Ending Balance Collectively Evaluated for Impairment	5,226	2,413	2,362	1,198	3,410	5,934	10,729	218	63	31,553

Loans:

Ending Balance	$316,914	$275,581	$28,071	$104,647	$54,531	$225,870	$178,729	$7,458	$-	$1,191,801

Ending Balance Individually Evaluated for Impairment	3,289	3,321	-	441	320	4,077	332	37	-	11,817

Ending Balance Collectively Evaluated for Impairment	313,625	272,260	28,071	104,206	54,211	221,793	178,397	7,421	-	1,179,984

December 31, 2010	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Allowance for Credit Losses:
Ending Balance Allocated to Portfolio Segments	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261

Ending Balance Individually Evaluated for Impairment	3,425	365	850	298	-	150	84	-	-	5,172

Ending Balance Collectively Evaluated for Impairment	4,206	1,174	1,310	866	3,724	6,583	9,000	216	10	27,089

Loans:

Ending Balance	$316,271	$254,575	$37,486	$103,574	$58,971	$231,150	$165,263	$8,712	$-	$1,176,002

Ending Balance Individually Evaluated for Impairment	22,107	1,797	6,193	1,824	13	750	277	-	-	32,961

Ending Balance Collectively Evaluated for Impairment	294,164	252,778	31,293	101,750	58,958	230,400	164,986	8,712	-	1,143,041

The following table shows the loan portfolio allocated by management’s internal risk ratings at June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$276,531	$16,372	$24,011	$316,914
Agricultural Real Estate	248,063	20,188	7,330	275,581
Real Estate Construction	19,855	3,217	4,999	28,071
Residential 1st Mortgages	101,436	2,350	861	104,647
Home Equity	53,928	-	603	54,531
Agricultural	198,109	20,271	7,490	225,870
Commercial	170,421	6,427	1,881	178,729
Consumer & Other	6,872	-	586	7,458
Total	$1,075,215	$68,825	$47,761	$1,191,801

December 31, 2010	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$281,868	$9,846	$24,557	$316,271
Agricultural Real Estate	237,127	14,563	2,885	254,575
Real Estate Construction	27,734	3,217	6,535	37,486
Residential 1st Mortgages	100,709	1,099	1,766	103,574
Home Equity	58,632	-	339	58,971
Agricultural	218,165	11,521	1,464	231,150
Commercial	160,045	2,965	2,253	165,263
Consumer & Other	8,498	-	214	8,712
Total	$1,092,778	$43,211	$40,013	$1,176,002

See “Note 1. Significant Accounting Policies - Allowance for Loan Losses” for a description of the internal risk ratings used by the Company. There were no loans outstanding at June 30, 2011 and December 31, 2010 rated doubtful or loss.

The following table shows an aging analysis of the loan portfolio by the time past due at June 30, 2011 and December 31, 2010 (in thousands):

	30-89 Days	90 Days and		Total Past		Total
June 30, 2011	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$163	$-	$243	$406	$316,508	$316,914
Agricultural Real Estate	435	-	3,321	3,756	271,825	275,581
Real Estate Construction	-	-	-	-	28,071	28,071
Residential 1st Mortgages	570	-	358	928	103,720	104,648
Home Equity	358	-	246	604	53,927	54,531
Agricultural	299	-	3,437	3,736	222,134	225,870
Commercial	950	-	332	1,282	177,447	178,729
Consumer & Other	74	-	37	111	7,346	7,457
Total	$2,849	$-	$7,974	$10,823	$1,180,978	$1,191,801

	30-89 Days	90 Days and		Total Past		Total
December 31, 2010	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$-	$-	$2,348	$2,348	$313,923	$316,271
Agricultural Real Estate	-	-	1,797	1,797	252,778	254,575
Real Estate Construction	-	-	-	-	37,486	37,486
Residential 1st Mortgages	797	-	954	1,751	101,823	103,574
Home Equity	526	-	-	526	58,445	58,971
Agricultural	47	-	-	47	231,103	231,150
Commercial	275	-	207	482	164,781	165,263
Consumer & Other	44	-	2	46	8,666	8,712
Total	$1,689	$-	$5,308	$6,997	$1,169,005	$1,176,002

The following table shows information related to impaired loans at and for the periods ended June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$244	$264	$-	$272	$-
Agricultural Real Estate	2,499	2,499	-	1,737	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	443	579	-	624	1
Home Equity	246	246	-	251	-
Agricultural	146	146	-	97	-
Commercial	190	191	-	203	-
Consumer & Other	-	-	-	11	-
	$3,768	$3,925	$-	$3,195	$1
With an allowance recorded:
Commercial Real Estate	$3,048	$3,046	$500	$1,537	$2
Agricultural Real Estate	826	822	400	826	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity	74	83	40	141	1
Agricultural	3,931	6,245	350	2,331	9
Commercial	141	141	65	104	-
Consumer & Other	38	63	34	38	-
	$8,058	$10,400	$1,389	$4,977	$12
Total	$11,826	$14,325	$1,389	$8,172	$13

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$12,218	$12,442	$-	$9,259	$227
Agricultural Real Estate	975	974	-	867	-
Real Estate Construction	3,092	3,093	-	3,276	71
Residential 1st Mortgages	857	1,197	-	742	26
Home Equity	36	42	-	359	2
Agricultural	-	-	-	430	-
Commercial	140	140	-	1,124	-
Consumer & Other	-	-	-	1	-
	$17,318	$17,888	$-	$16,058	$326
With an allowance recorded:
Commercial Real Estate	$9,907	$9,909	$3,425	$5,141	$360
Agricultural Real Estate	826	823	365	417	27
Real Estate Construction	3,100	3,100	850	1,308	41
Residential 1st Mortgages	952	997	298	294	8
Home Equity	-	-	-	3	-
Agricultural	750	750	150	188	24
Commercial	137	136	84	34	3
Consumer & Other	-	-	-	-	-
	$15,672	$15,715	$5,172	$7,385	$463
Total	$32,990	$33,603	$5,172	$23,443	$789

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

The following table summarizes the book value and estimated fair value of financial instruments as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	Fair Value	Amount	Fair Value
ASSETS:
Cash and Cash Equivalents	$56,704	$56,704	$60,660	$60,660
Investment Securities Held-to-Maturity	63,584	65,311	64,937	65,279
Investment Securities Available-for-Sale	430,950	430,950	434,856	434,856
Loans, Net of Deferred Loan Fees & Allowance	1,158,859	1,190,214	1,143,741	1,177,026
Bank Owned Life Insurance	46,494	46,494	45,584	45,584
Accrued Interest Receivable	7,486	7,486	7,104	7,104
LIABILITIES:
Deposits:
Non-Interest Bearing	324,371	324,371	343,482	343,482
Interest-Bearing	1,239,756	1,241,171	1,223,021	1,224,760
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,561	64,723	60,591	64,640
Subordinated Debentures	10,310	4,373	10,310	4,372
Accrued Interest Payable	1,387	1,387	1,411	1,411

The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and due from banks, interest bearing deposits with banks, federal funds sold, and securities purchased under agreements to resell are a reasonable estimate of fair value.

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

Fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above.

5. Fair Value Measurements

The Company follows the “Fair Value Measurement and Disclosures” topic of the FASB ASC, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies whenever other standards require, or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, this standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

The Company does not record all loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value when the loan is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, substantially all impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. Otherwise, the Company records the impaired loan as nonrecurring Level 3.

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

The following tables present information about the Company’s available-for-sale securities at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the years indicated.

		Fair Value Measurements At June 30, 2011, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Securities of U.S. Government Agencies	$217,836	$-	$217,836	$-
Obligations of States and Political Subdivisions	5,620	-	5,620	-
Mortgage Backed Securities	200,149	-	200,149	-
Other	7,345	-	7,345	-
Total Assets Measured at Fair Value On a Recurring Basis	$430,950	$-	$430,950	$-

		Fair Value Measurements At December 31, 2010, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Securities of U.S. Government Agencies	$236,319	$-	$236,319	$-
Obligations of States and Political Subdivisions	6,378	-	6,378	-
Mortgage Backed Securities	185,637	-	185,637	-
Other	6,522	-	6,522	-
Total Assets Measured at Fair Value On a Recurring Basis	$434,856	$-	$434,856	$-

		Fair Value Measurements At June 30, 2010, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Securities of U.S. Government Agencies	$166,917	$-	$166,917	$-
Obligations of States and Political Subdivisions	6,443	-	6,443	-
Mortgage Backed Securities	144,541	-	144,541	-
Other	6,522	-	6,522	-
Total Assets Measured at Fair Value On a Recurring Basis	$324,423	$-	$324,423	$-

The following tables present information about the Company’s impaired loans and ORE measured at fair value on a non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the years indicated.

		Fair Value Measurements At June 30, 2011, Using
(in thousands)	Fair Value June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$2,546	$-	$2,546	$-
Agricultural Real Estate	422	-	422	-
Home Equity	33	-	33	-
Agricultural	3,581	-	3,581	-
Commercial	76	-	76	-
Consumer	4	-	4	-
Other Real Estate	3,997	-	3,997	-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$10,659	$-	$10,659	$-

Impaired loans with a partial charge-off or where an allowance was established were $8.1 million with an allowance for loan losses of $1.4 million. Impaired loans are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses.

ORE was $7.4 million with a valuation allowance of $3.4 million. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income.

		Fair Value Measurements At December 31, 2010, Using
(in thousands)	Fair Value December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
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

		Fair Value Measurements At June 30, 2010, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$1,473	$-	$1,473	$-
Other Real Estate	9,677	-	9,677	-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$11,150	$-	$11,150	$-

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

6. Dividends and Earnings Per Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. On May 16, 2011, the Board of Directors of Farmers & Merchants Bancorp announced a mid-year cash dividend of $5.65 per share, a 6.0% increase over the $5.35 per share paid on July 1, 2010. The cash dividend was paid on June 30, 2011, to shareholders of record on June 1, 2011.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the earnings per share for the three and six months ended June 30, 2011 and 2010.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(net income in thousands)	2011	2010	2011	2010
Net Income	$4,155	$4,007	$10,281	$10,057
Average Number of Common Shares Outstanding	779,424	780,944	779,424	780,944
Per Share Amount	$5.33	$5.13	$13.19	$12.88

7. Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 should be applied retrospectively. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosure.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement, and resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosure.

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB Accounting Standards Codification™ (Codification) Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosure.

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession; and (2) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosure.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2011. This analysis should be read in conjunction with our 2010 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include the following: (1) the current economic downturn and turmoil in financial markets and the response of federal and state regulators thereto; (2) the effect of changing regional and national economic conditions including the housing market in the Central Valley of California; (3) significant changes in interest rates and prepayment speeds; (4) credit risks of lending and investment activities; (5) changes in federal and state banking laws or regulations; (6) competitive pressure in the banking industry; (7) changes in governmental fiscal or monetary policies; (8) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (9) other factors discussed in Item 1A. Risk Factors located in the Company’s 2010 Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Introduction

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. The Bank serves the mid Central Valley of California through twenty-two banking offices and two stand-alone ATM’s. The service area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock, Hilmar, and Merced. Substantially all of the Company’s business activities are conducted within its market area.

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). As a California, state-chartered, non-fed member bank, the Bank is subject to regulation and examination by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

Overview

The Company’s primary service area encompasses the mid Central Valley of California, a region that can be significantly impacted by the seasonal needs of the agricultural industry. Accordingly, the Company’s Financial Condition and Results of Operations are influenced by the seasonal banking needs of our agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in fall and winter as crops are harvested and sold). As a result of these seasonal patterns, discussion of the Company’s financial condition and operating results for the current reporting period is often more meaningful when compared to the same period in the prior year, as opposed to the prior year-end or the prior period in the current year.

For the three and six months ended June 30, 2011, Farmers & Merchants Bancorp reported net income of $4,155,000 and $10,281,000, earnings per share of $5.33 and $13.19 and return on average assets of 0.90% and 1.12%, respectively. Return on average shareholders’ equity was 9.14% and 11.53% for the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2010, Farmers & Merchants Bancorp reported net income of $4,007,000 and $10,057,000, earnings per share of $5.13 and $12.88 and return on average assets of 0.93% and 1.15%, respectively. Return on average shareholders’ equity was 9.32% and 11.87% for the three and six months ended June 30, 2010.

The following is a summary of the financial results for the six month period ended June 30, 2011 compared to June 30, 2010.

•	Net income increased 2.2% to $10.3 million from $10.1 million.

•	Earnings per share increased 2.4% to $13.19 from $12.88.

•	Total assets increased 7.2% to $1.8 billion.

•	Total loans increased 0.2% to $1.19 billion.

•	Allowance for loan losses increased 4.9% to $32.9 million.

•	Total deposits increased 7.8% to $1.6 billion.

Factors impacting the Company’s improved earnings performance in the first six months of 2011 as compared to the same period last year were: (1) a $4.8 million decrease in the provision for loan losses; and (2) a $773,000 decrease in interest expense on deposits. These factors were partially offset by: (1) a $1.1 million decrease in interest and fee income on loans; (2) a $2.9 million decrease in gain on investment securities; (3) a $544,000 decrease in service charges on deposit accounts; and (4) a $369,000 increase in salaries & employee benefits.

Results of Operations

This section discusses material changes in the Company’s income statement for the three and six month periods ended June 30, 2011 as compared to the three and six month periods ended June 30, 2010.

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and six month periods ended June 30, 2011 and 2010.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended June 30,			Three Months Ended June 30,
		2011			2010
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$9,307	$5	0.22%	$25,195	$16	0.25%
Investment Securities Available-for-Sale:
U.S. Agencies	241,580	699	1.16%	163,187	626	1.53%
Municipals - Non-Taxable	6,004	113	7.51%	6,714	127	7.57%
Mortgage Backed Securities	197,072	1,674	3.40%	142,522	1,477	4.15%
Other	5,063	3	0.24%	4,237	6	0.57%
Total Investment Securities Available-for-Sale	449,719	2,489	2.21%	316,660	2,236	2.82%

Investment Securities Held-to-Maturity:
Municipals - Non-Taxable	60,184	864	5.74%	63,960	925	5.78%
Mortgage Backed Securities	1,826	18	3.94%	3,061	30	3.92%
Other	2,268	6	1.06%	1,989	13	2.61%
Total Investment Securities Held-to-Maturity	64,278	888	5.53%	69,010	968	5.61%

Loans:
Real Estate	722,934	11,171	6.20%	720,257	11,296	6.29%
Home Equity	56,407	819	5.82%	64,298	948	5.91%
Agricultural	218,883	3,028	5.55%	212,654	3,153	5.95%
Commercial	174,022	2,351	5.42%	175,346	2,518	5.76%
Consumer	7,417	117	6.33%	9,478	138	5.84%
Other	244	4	6.58%	250	4	6.42%
Total Loans	1,179,907	17,490	5.95%	1,182,283	18,057	6.13%
Total Earning Assets	1,703,211	$20,872	4.92%	1,593,148	$21,277	5.36%

Unrealized Gain on Securities Available-for-Sale	3,887			6,930
Allowance for Loan Losses	(32,379)			(33,558)
Cash and Due From Banks	29,655			28,174
All Other Assets	133,435			132,672
Total Assets	$1,837,809			$1,727,366

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$203,888	$65	0.13%	$172,127	$52	0.12%
Savings and Money Market	479,135	366	0.31%	434,828	469	0.43%
Time	554,031	965	0.70%	563,801	1,218	0.87%
Total Interest Bearing Deposits	1,237,054	1,396	0.45%	1,170,756	1,739	0.60%
Securities Sold Under Agreement to Repurchase	60,000	535	3.58%	60,000	535	3.58%
Federal Home Loan Bank Advances	5,599	10	0.72%	2,011	10	1.99%
Subordinated Debentures	10,310	82	3.19%	10,310	82	3.19%
Total Interest Bearing Liabilities	1,312,963	$2,023	0.62%	1,243,077	$2,366	0.76%
Interest Rate Spread			4.30%			4.59%
Demand Deposits (Non-Interest Bearing)	313,064			285,783
All Other Liabilities	29,893			26,510
Total Liabilities	1,655,920			1,555,370

Shareholders' Equity	181,889			171,996
Total Liabilities & Shareholders' Equity	$1,837,809			$1,727,366
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.14%			0.17%
Net Interest Income and Margin on Total Earning Assets		18,849	4.44%		18,911	4.76%
Tax Equivalent Adjustment		(337)			(358)
Net Interest Income		$18,512	4.36%		$18,553	4.67%
Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $693,000 and $398,000 for the six months ended June 30, 2011 and 2010, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Six Months Ended June 30,			Six Months Ended June 30,
		2011			2010
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$31,656	$39	0.25%	$32,245	$36	0.23%
Investment Securities Available-for-Sale:
U.S. Agencies	242,292	1,392	1.15%	152,472	1,205	1.58%
Municipals - Non-Taxable	6,185	232	7.49%	7,198	272	7.57%
Mortgage Backed Securities	190,833	3,295	3.45%	161,879	3,507	4.33%
Other	4,728	5	0.21%	3,830	12	0.63%
Total Investment Securities Available-for-Sale	444,038	4,924	2.22%	325,379	4,996	3.07%

Investment Securities Held-to-Maturity:
Municipals - Non-Taxable	60,473	1,733	5.73%	63,994	1,857	5.80%
Mortgage Backed Securities	1,962	38	3.87%	3,236	62	3.83%
Other	2,272	11	0.97%	1,989	26	2.61%
Total Investment Securities Held-to-Maturity	64,707	1,782	5.51%	69,219	1,945	5.62%

Loans:
Real Estate	717,123	22,319	6.28%	720,846	22,667	6.34%
Home Equity	57,239	1,653	5.82%	64,730	1,897	5.91%
Agricultural	214,347	6,073	5.71%	205,971	6,139	6.01%
Commercial	171,615	4,693	5.51%	180,638	5,142	5.74%
Consumer	7,697	252	6.60%	9,794	286	5.89%
Other	245	7	5.76%	251	7	5.62%
Total Loans	1,168,266	34,997	6.04%	1,182,230	36,138	6.16%
Total Earning Assets	1,708,667	$41,742	4.93%	1,609,073	$43,116	5.40%

Unrealized Gain on Securities Available-for-Sale	2,706			7,474
Allowance for Loan Losses	(32,345)			(32,380)
Cash and Due From Banks	29,787			28,549
All Other Assets	134,940			130,381
Total Assets	$1,843,755			$1,743,097

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$206,149	$138	0.13%	$174,808	$124	0.14%
Savings and Money Market	481,334	789	0.33%	438,781	1,030	0.47%
Time	559,942	2,015	0.73%	571,927	2,561	0.90%
Total Interest Bearing Deposits	1,247,425	2,942	0.48%	1,185,516	3,715	0.63%
Securities Sold Under Agreement to Repurchase	60,000	1,065	3.58%	60,000	1,065	3.58%
Federal Home Loan Bank Advances	3,106	18	1.17%	1,847	19	2.07%
Subordinated Debentures	10,310	163	3.19%	10,310	162	3.17%
Total Interest Bearing Liabilities	1,320,841	$4,188	0.64%	1,257,673	$4,961	0.80%
Interest Rate Spread			4.29%			4.61%
Demand Deposits (Non-Interest Bearing)	314,073			288,567
All Other Liabilities	30,555			27,432
Total Liabilities	1,665,469			1,573,672

Shareholders' Equity	178,286			169,425
Total Liabilities & Shareholders' Equity	$1,843,755			$1,743,097
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.15%			0.17%
Net Interest Income and Margin on Total Earning Assets		37,554	4.43%		38,155	4.78%
Tax Equivalent Adjustment		(676)			(723)
Net Interest Income		$36,878	4.35%		$37,432	4.69%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $693,000 and $398,000 for the six months ended June 30, 2011 and 2010, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended			Six Months Ended
	June 30, 2011 compared to June 30, 2010			June 30, 2011 compared to June 30, 2010
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$(9)	$(2)	$(11)	$(1)	$4	$3
Investment Securities Available for Sale
U.S. Agencies	252	(179)	73	577	(390)	187
Municipals - Non-Taxable	(13)	(1)	(14)	(38)	(3)	(41)
Mortgage Backed Securities	496	(299)	197	568	(780)	(212)
Other	1	(4)	(3)	3	(10)	(7)
Total Investment Securities Available for Sale	736	(483)	253	1,110	(1,183)	(73)

Investment Securities Held to Maturity
Municipals - Non-Taxable	(55)	(6)	(61)	(101)	(23)	(124)
Mortgage Backed Securities	(12)	-	(12)	(25)	1	(24)
Other	2	(9)	(7)	3	(18)	(15)
Total Investment Securities Held to Maturity	(65)	(15)	(80)	(123)	(40)	(163)

Loans:
Real Estate	42	(167)	(125)	(116)	(232)	(348)
Home Equity	(115)	(14)	(129)	(216)	(28)	(244)
Agricultural	91	(216)	(125)	307	(373)	(66)
Commercial	(19)	(148)	(167)	(251)	(198)	(449)
Consumer	(32)	11	(21)	(66)	32	(34)
Total Loans	(33)	(534)	(567)	(342)	(799)	(1,141)
Total Earning Assets	629	(1,034)	(405)	644	(2,018)	(1,374)

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	10	3	13	21	(7)	14
Savings and Money Market	44	(147)	(103)	93	(334)	(241)
Time	(21)	(232)	(253)	(53)	(493)	(546)
Total Interest Bearing Deposits	33	(376)	(343)	61	(834)	(773)
Other Borrowed Funds	9	(9)	-	9	(10)	(1)
Subordinated Debentures	-	-	-	-	1	1
Total Interest Bearing Liabilities	42	(385)	(343)	70	(843)	(773)
Total Change on a Tax Equivalent Basis	$587	$(649)	$(62)	$574	$(1,175)	$(601)
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

2nd Quarter 2011 vs. 2nd Quarter 2010
Net interest income for the second quarter of 2011 decreased 0.2% or $41,000 to $18.5 million. On a fully taxable equivalent basis, net interest income decreased 0.3% and totaled $18.8 million for the second quarter of 2011. As more fully discussed below, the decrease in net interest income was primarily due to a decrease in the net interest margin, offset somewhat by growth in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended June 30, 2011, the Company’s net interest margin was 4.44% compared to 4.76% for the quarter ended June 30, 2010. This decrease in the net interest margin was primarily due to a decline in average loans as a percentage of average earning assets.

Loans, generally the Company’s highest earning assets, increased $3.0 million as of June 30, 2011 compared to June 30, 2010. See “Financial Condition – Loans” for further discussion on this increase. On an average balance basis, loans decreased by $2.4 million for the quarter ended June 30, 2011. Loans decreased from 74.2% of average earning assets at June 30, 2010 to 69.3% at June 30, 2011. As a result of the impact of decreases in market interest rates from mid-September 2007 through December 2008, and the continuing low rate environment since then, the year-to-date yield on the loan portfolio declined to 5.95% for the quarter ended June 30, 2011, compared to 6.13% for the quarter ended June 30, 2010. The decrease in both average loan balances and the yield on those loan balances resulted in interest revenue from loans decreasing 0.2% to $17.5 million for quarter ended June 30, 2011. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans, the yield earned on investments is generally less than that of loans. Average investment securities totaled $514.0 million for the quarter ended June 30, 2011, an increase of $128.3 million compared to the average balance for the quarter ended June 30, 2010. Interest income on securities increased $173,000 to $3.4 million for the quarter ended June 30, 2011, compared to $3.2 million for the quarter ended June 30, 2010. The average investment portfolio yield, on a tax equivalent basis, was 2.6% for the quarter ended June 30, 2011, compared to 3.3% for the quarter ended June 30, 2010. This decrease in yield was primarily due to the sale of higher yielding mortgage-backed securities during the first quarter of 2010 and the Company’s decision to shorten the maturities of new investment purchases to protect against future increases in market interest rates. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2011. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during the second quarter of 2011. These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008. Average interest bearing deposits with banks for the quarter ended June 30, 2011, was $9.3 million, a decrease of $15.9 million compared to the average balance for the quarter ended June 30, 2010.

Average interest-bearing liabilities increased $69.9 million or 5.6% during the second quarter of 2011 as compared to the second quarter of 2010. Of that increase: (1) interest-bearing deposits increased $66.3 million; (2) securities sold under agreement to repurchase remained unchanged (see “Financial Condition - Securities Sold Under Agreement to Repurchase”); (3) Federal Home Loan Bank (“FHLB”) Advances increased $3.6 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (4) subordinated debt remained unchanged.

The $66.3 million increase in average interest-bearing deposits was primarily in interest bearing DDA and savings and money market deposits, which grew $76.1 million since the second quarter of 2010, as higher cost time deposits decreased by $9.8 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $1.4 million for the second quarter of 2011 as compared to $1.7 million for the second quarter of 2010. As a result of the impact of decreases in market interest rates from mid September 2007 through December 2008, and the continuing low rate environment since then, the average rate paid on interest-bearing deposits declined to 0.5% for the second quarter of 2011 from 0.6% for the second quarter of 2010. The Company anticipates that this decline in deposit rates, if any, will be much more modest in the second half of 2011.

Section 627 of the Dodd-Frank Act repealed Regulation Q effective July 21, 2011, thereby eliminating the prohibition on the payment of interest on demand deposits.  The impact of this change on the Company’s future cost of deposits, particularly business checking accounts, remains to be seen.

Six Months Ending June 30, 2011 vs. Six Months Ending June 30, 2010
During the first six months of 2011, net interest income decreased 1.5% to $36.9 million, compared to $37.4 million at June 30, 2010. On a fully taxable equivalent basis, net interest income decreased 1.6% and totaled $37.6 million at June 30, 2011, compared to $38.2 million at June 30, 2010. The decrease in net interest income was primarily due to a decrease in the net interest margin, offset somewhat by growth in average earning assets.

For the six months ended June 30, 2011, the Company’s net interest margin was 4.43% compared to 4.78% for the same period in 2010. The decrease in net interest margin was primarily due to a decrease in average loans as a percentage of average earning assets.

The average balance of loans decreased by $13.9 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The yield on the loan portfolio decreased 12 basis points to 6.04% for the six months ended June 30, 2011 compared to 6.16% for the six months ended June 30, 2010. This decrease in yield, along with the decrease in average balances, resulted in interest income from loans decreasing 3.2% or $1.1 million for the first six months of 2011.

Average investment securities were $508.7 million for the six months ended June 30, 2011 compared to $394.6 million for the same period in 2010. The average yield (TE) for the six months ended June 30, 2011 was 2.64% compared to 3.52% for the six months ended June 30, 2010. This decrease in yield, partially offset by an increase in balances, resulted in a decrease in interest income of $236,000 or 3.4%, for the six months ended June 30, 2011.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during the first half of 2011. These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008. Average interest bearing deposits with banks for the six months ended June 30, 2011, was $31.7 million, a decrease of $589,000 compared to the average balance for the six months ended June 30, 2010.

Average interest-bearing liabilities increased $63.2 million or 5.0% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Of that increase: (1) interest-bearing deposits increased $61.9 million; (2) FHLB Advances increased $1.3 million; and (3) securities sold under agreement to repurchase and subordinated debt remained unchanged.

The $61.9 million increase in average interest-bearing deposits was primarily in interest bearing DDA and savings and money market deposits, which grew $73.9 million since June 30, 2010, while time deposits decreased by $12.0 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $2.9 million for the first six months of 2011 as compared to $3.7 million for the first six months of 2010. The average rate paid on interest-bearing deposits was 0.48% in the first six months of 2011 and 0.63% in the first six months of 2010. In mid-September 2007 the FRB began lowering short-term market interest rates and has continued to keep these rates very low. Since most of the Company’s interest bearing deposits are priced off of short-term market rates, the Company is benefiting from the impact of these lower market rates. The Company anticipates that this decline in deposit rates, if any, will be much more modest in the second half of 2011.

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

Generally, the Company will not restructure loans for customers unless: (1) the existing loan is brought current as to principal and interest payments; and (2) the restructured loan can be underwritten to reasonable underwriting standards. If these standards are not met, other actions will be pursued (e.g., foreclosure) to collect outstanding loan amounts. After restructure, a determination is made whether the loan will be kept on accrual status based upon the underwriting of the restructured credit.

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

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include: (1) commercial real estate; (2) agricultural real estate; (3) real estate construction (including land and development loans); (4) residential 1st mortgages; (5) home equity; (6) agricultural; (7) commercial; and (8) consumer & other. See “Financial Condition – Loans” for examples of loans made by the Company. The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

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

Residential 1st Mortgages and Home Equity – The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments, although this is not always true as evidenced by the period 2007 through 2010. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

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

The Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in some areas. Accordingly, during the second quarter of 2009, management and the Board of Directors began significantly increasing the Company’s loan loss allowance and as of June 30, 2011, the balance was $32.9 million or 2.76% of total loans. As of June 30, 2010, the allowance for loan losses was $31.4 million, which represented 2.64% of total loans. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of June 30, 2011, compare very favorably to our peers at the present time, no significant recovery has yet begun in our local markets and this has resulted in continuing borrower stress.

The provision for loan losses totaled $4.5 million for the first half of 2011 compared to $9.2 million for the first half of 2010. Net charge-offs during the first half of 2011 were $3.8 million compared to $7.6 million for the first half of 2010. Net charge-offs represented 0.3% of average loans at June 30, 2011, a level that, in management’s opinion, compares very favorably to the Company’s peers at the present time. See “Overview – Looking Forward: 2011 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2010 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for loan losses as of June 30, 2011, was adequate.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Balance at Beginning of Period	$32,331	$33,192	$32,261	$29,813
Provision Charged to Expense	3,925	5,120	4,450	9,235
Recoveries of Loans Previously Charged Off	40	90	59	120
Loans Charged Off	(3,354)	(6,999)	(3,828)	(7,765)
Balance at End of Period	$32,942	$31,403	$32,942	$31,403

The table below breaks out current quarter activity by portfolio segment (in thousands).

June 30, 2011	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2011	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Charge-Offs	(13)	-	-	(340)	(462)	(2,750)	(176)	(87)	-	(3,828)
Recoveries	-	-	-	4	7	15	9	24	-	59
Provision	(1,892)	1,274	202	370	181	2,286	1,877	99	53	4,450
Ending Balance- June 30, 2011	$5,726	$2,813	$2,362	$1,198	$3,450	$6,284	$10,794	$252	$63	$32,942

Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2011	$5,830	$2,471	$2,707	$1,088	$3,645	$7,284	$9,012	$191	$103	$32,331
Charge-Offs	(13)	-	-	(36)	(363)	(2,750)	(140)	(52)	-	(3,354)
Recoveries	-	-	-	4	5	15	4	12	-	40
Provision	(91)	342	(345)	142	163	1,735	1,918	101	(40)	3,925
Ending Balance- June 30, 2011	$5,726	$2,813	$2,362	$1,198	$3,450	$6,284	$10,794	$252	$63	$32,942

Overall, the Allowance for Credit Losses as of June 30, 2011 increased $611,000 over March 31, 2011 and now totals 2.76% of total loans. Two significant issues impacting the allowance and provision in the second quarter were:

•	The Company incurred charge-offs of $2.75 million in the dairy industry.

•
The Company increased the allowance allocated to commercial loans as a result of the continuing economic malaise in the Central Valley and the stresses being placed on small and medium-sized commercial businesses.

See “Management’s Discussion and Analysis – Financial Condition – Classified Loans and Non-Performing Assets” for further discussion regarding trends in the dairy industry and the economic climate in general in the central valley of California.

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

2nd Quarter 2011 vs. 2nd Quarter 2010
Non-interest income increased $453,000 or 17.8% for the three months ended June 30, 2011, compared to the same period of 2010. This increase was due to a $715,000 decrease in loss on deferred compensation investments for the second quarter of 2011 when compared to the second quarter of 2010. This increase was partially offset by a $323,000 decrease in service charges on deposit accounts, primarily NSF/OD fees.

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

Six Months Ending June 30, 2011 vs. Six Months Ending June 30, 2010
Non-interest income decreased $2.5 million or 28.0% for the six months ended June 30, 2011 compared to the same period of 2010. This decrease was comprised of: (1) no gain on sale of investment securities during the first half of 2011 as compared to a $2.9 million gain during the same period in 2010; (2) a $544,000 decrease in service charges on deposit accounts, primarily NSF/OD fees. These decreases were partially offset by: (1) a $390,000 gain on deferred compensation investments during the first half of 2011 as compared to a $535,000 loss during the same period in 2010; and (2) a $124,000 increase in debit card and ATM fees.

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

Non-Interest Expense
Non-interest expense for the Company includes expenses for: (1) salaries and employee benefits; (2) net gains and losses on non-qualified deferred compensation plan investments; (3) occupancy; (4) equipment; (5) ORE holding costs; (6) deposit insurance; (7) supplies; (8) legal fees; (9) professional services; (10) data processing; (11) marketing; and (12) other miscellaneous expenses.

2nd Quarter 2011 vs. 2nd Quarter 2010
Non-interest expense increased $1.4 million or 14.1% for the three months ended June 30, 2011, compared to the same period of 2010. This increase was comprised of: (1) a $401,000 increase in salaries and employee benefits, primarily due to officer raises that were effective April 1, 2011; (2) a $15,000 loss on deferred compensation investments during the second quarter of 2011 as compared to a $730,000 loss during the second quarter of 2010; and (3) a $276,000 increase in ORE holding costs.

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

Six Months Ending June 30, 2011 vs. Six Months Ending June 30, 2010
Non-interest expense increased $1.5 million or 6.9% for the six months ended June 30, 2011, compared to the same period of 2010. This increase was comprised of: (1) a $369,000 increase in salaries and employee benefits, primarily due to officer raises that were effective April 1, 2011; (2) a $390,000 gain on deferred compensation investments during the second half of 2011 as compared to a $535,000 loss during the same period in 2010; and (3) a $397,000 increase in ORE holding costs. These increases were partially offset by a $318,000 decrease in FDIC insurance premiums.

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

Income Taxes
The provision for income taxes increased 3.4% to $2.2 million for the second quarter of 2011. The Company’s effective tax rate was 34.6%, the same as the second quarter of 2010.

The provision for income taxes increased 1.4% to $5.8 million for the first six months of 2011. The Company’s effective tax rate decreased for the first six months of 2011 and was 36.1% compared to 36.3% for the same period in 2010.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet for the six month period ending June 30, 2011 as compared to the year ended December 31, 2010 and to the six month period ending June 30, 2010. As previously discussed (see “Overview”) the Company’s financial condition is influenced by the seasonal banking needs of its agricultural customers.

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans. The debt securities in the Company’s investment portfolio have historically been comprised primarily of Mortgage-backed securities issued by federal government-sponsored entities, U.S. Government Agencies and high grade bank-qualified municipals.

The Company’s investment portfolio at June 30, 2011 was $494.5 million, a decrease of $5.3 million since December 31, 2010 and an increase of $101.3 million since June 30, 2010. Since the beginning 2009 the Company has generated a significant amount of excess liquidity because interest rates have been low and perceived market risks high, causing customers to move funds from the stock market and other investment vehicles to FDIC insured bank deposits. The mix of the investment portfolio has changed over the past year. To protect against anticipated increases in market interest rates, the Company has reduced the weighted average maturity on its investment portfolio by selling mortgage-backed securities and reinvesting in lower yielding, shorter term U.S. agency securities.

The Company's total investment portfolio currently represents 26.8% of the Company’s total assets as compared to 27.1% at December 31, 2010 and 22.8% at June 30, 2010.

As of June 30, 2011 the Company held $65.3 million of municipal investments, of which $51.4 million were bank-qualified municipal bonds, all classified as held-to-maturity. No purchases of bank-qualified municipal bonds have been made for several years, but the increasing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers, has increased the overall risk associated with bank-qualified municipal bonds. As of June 30, 2011 over eighty percent of the Company’s bank-qualified municipal bonds have an underlying credit rating, and all of these ratings are “investment grade.” For those bonds in the portfolio that are not rated, the Company monitors the status of these issuers and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during the first half of 2011. Average interest bearing deposits with banks (including interest earning balances at the FRB) for the six-months ended June 30, 2011, was $31.7 million compared to $32.2 million for the six-months ended June 30, 2010.

The Company classifies its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of June 30, 2011, December 31, 2010 and June 30, 2010 there were no securities in the trading portfolio. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Residential 1st Mortgages - These are 1st lien position loans primarily made on owner occupied residences; generally underwritten to income and LTV guidelines similar to those used by FNMA and FHLMC; however, we will make loans on rural residential properties: (1) up to 39 acres; and (2) that are agricultural income producing. Most residential loans have terms from ten to twenty years and carry fixed rates priced off of treasury rates. The Company has always underwritten mortgage loans based upon traditional underwriting criteria and does not make loans that are known in the industry as “subprime,” “no or low doc,” or “stated income.”

Home Equity - These are primarily junior lien position loans made to individuals for home improvements and other personal needs. Generally, amounts do not exceed $250,000; CLTV’s do not exceed 80%; FICO scores are at or above 670; and Total Debt Ratios do not exceed 45%. In some situations the Company is in a 1st lien position.

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

Each loan type involves risks specific to the: (1) borrower; (2) collateral; and (3) loan structure. See “Results of Operations - Provision and Allowance for Loan Losses” for a more detailed discussion of risks by loan type. The Company’s current underwriting policies and standards are designed to mitigate the risks involved in each loan type. The Company’s policies require that loans are approved only to those borrowers exhibiting a clear source of repayment and the ability to service existing and proposed debt. The Company’s underwriting procedures for all loan types require careful consideration of the borrower, the borrower’s financial condition, the borrower’s management capability, the borrower’s industry, and the economic environment affecting the loan.

Most loans made by the Company are secured, but collateral is the secondary or tertiary source of repayment; cash flow is our primary source of repayment. The quality and liquidity of collateral are important and must be confirmed before the loan is made.

In order to be responsive to borrower needs, the Company prices loans: (1) on both a fixed rate and adjustable rate basis; (2) over different terms; and (3) based upon different rate indices; as long as these structures are consistent with the Company’s interest rate risk management policies and procedures (see Item 3. Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk).

The Company's loan portfolio at June 30, 2011 increased $3.0 million or 0.2% from June 30, 2010 and $15.8 million or 1.3% from December 31, 2010, largely due to the borrowing needs of our agricultural customers during the first half of 2011.  The following table sets forth the distribution of the loan portfolio by type and percent as of the periods indicated.

Loan Portfolio	June 30, 2011		December 31, 2010		June 30, 2010
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$319,017	26.7%	$318,341	27.0%	$287,326	24.1%
Agricultural Real Estate	275,581	23.1%	254,575	21.6%	257,688	21.6%
Real Estate Construction	28,071	2.4%	37,486	3.2%	63,793	5.4%
Residential 1st Mortgages	104,647	8.8%	103,574	8.8%	105,322	8.8%
Home Equity	54,531	4.6%	58,971	5.0%	63,849	5.4%
Agricultural	225,870	18.9%	231,150	19.6%	226,279	19.0%
Commercial	178,729	15.0%	165,263	14.0%	177,351	14.9%
Consumer & Other	7,458	0.6%	8,712	0.7%	9,300	0.8%
Total Gross Loans	1,193,904	100.0%	1,178,072	100.0%	1,190,908	100.0%
Less: Unearned Income	2,103		2,070		2,068
Subtotal	1,191,801		1,176,002		1,188,840
Less: Allowance for Loan Losses	32,942		32,261		31,403
Net Loans	$1,158,859		$1,143,741		$1,157,437

Classified Loans and Non-Performing Assets
All loans are assigned a credit risk grade using grading standards developed by bank regulatory agencies. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans and review the credit risk grades the Company places on loans. Loans that are judged to exhibit a higher risk profile are referred to as “classified loans”, and these loans receive increased management attention. As of June 30, 2011, classified loans totaled $47.8 million compared to $40.0 million at December 31, 2010 and $48.9 million at June 30, 2010.

The following table shows the loan portfolio allocated by management’s internal risk ratings at June 30, 2011 and December 31, 2010. There were no loans outstanding at June 30, 2011 and December 31, 2010 rated doubtful or loss.

(in thousands)

June 30, 2011	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$276,531	$16,372	$24,011	$316,914
Agricultural Real Estate	248,063	20,188	7,330	275,581
Real Estate Construction	19,855	3,217	4,999	28,071
Residential 1st Mortgages	101,436	2,350	861	104,647
Home Equity	53,928	-	603	54,531
Agricultural	198,109	20,271	7,490	225,870
Commercial	170,421	6,427	1,881	178,729
Consumer & Other	6,872	-	586	7,458
Total	$1,075,215	$68,825	$47,761	$1,191,801

December 31, 2010	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$281,868	$9,846	$24,557	$316,271
Agricultural Real Estate	237,127	14,563	2,885	254,575
Real Estate Construction	27,734	3,217	6,535	37,486
Residential 1st Mortgages	100,709	1,099	1,766	103,574
Home Equity	58,632	-	339	58,971
Agricultural	218,165	11,521	1,464	231,150
Commercial	160,045	2,965	2,253	165,263
Consumer & Other	8,498	-	214	8,712
Total	$1,092,778	$43,211	$40,013	$1,176,002

Increases of $33.4 million in special mention and substandard loans since December 31, 2010 occurred substantially in the agricultural and agricultural real estate categories. This change was primarily due to stresses in the dairy industry from the cumulative impact of a combination of: (1) low milk prices during 2009 and the first nine months of 2010 (prices have improved substantially over the past 9 months); and (2) high feed prices.

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

See “Note 3. Allowance for Loan Losses” and “Results of Operations - Provision and Allowance for Loan Losses” for additional details regarding provisions, charge-offs, and allowances associated with the Company’s classified loans.

Non-Accrual Loans - Accrual of interest on loans is generally discontinued when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of June 30, 2011, non-accrual loans totaled $8.0 million, an increase of $2.7 million over December 31, 2010. This increase was primarily due to stresses in the dairy industry. There were no loans past due 90 days or more that were accruing.

Restructured Loans - A restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan on accrual. As of June 30, 2011, restructured loans on accrual totaled $3.8 million as compared to $27.6 million as of December 31, 2010. This decline was primarily a result of multiple commercial real estate and real estate construction loans to one borrower that totaled $24.5 million as of December 31, 2010 no longer being classified as a TDR since they were restructured at a market rate in a prior calendar year and are currently in compliance with their modified terms.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements. The Company reported $4.0 million of ORE at June 30, 2011, $8.0 million at December 31, 2010, and $9.7 million at June 30, 2010. The June 30, 2011 carrying value of $4.0 million is net of a $3.4 million reserve for ORE valuation adjustments. The December 31, 2010 carrying value of $8.0 million is net of a $3.7 million reserve for ORE valuation adjustments and the June 30, 2010 carrying value of $9.7 million is net of a $3.2 million reserve for ORE valuation adjustments. ORE decreased $4.0 million since December 31, 2010 due to the sale of several commercial properties.

The following table sets forth the amount of the Company's non-performing loans (defined as non-accrual loans plus accruing loans past due 90 days or more) and ORE as of the dates indicated.

Non-Performing Assets
(in thousands)	June 30, 2011	Dec. 31, 2010	June 30, 2010
Non-Performing Loans	$7,974	$5,308	$3,881
Other Real Estate	3,997	8,039	9,677
Total	$11,971	$13,347	$13,558

Non-Performing Loans as a % of Total Loans	0.67%	0.45%	0.33%
Allowance for Loan Losses as a % of Non-Performing Loans	413.1%	607.8%	809.1%
Non-Performing Assets as a % of Total Assets	0.65%	0.72%	0.79%
Restructured Loans (Performing)	$3,843	$27,652	$33,104

Although management believes that non-performing loans are generally well-secured and that potential losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $699,000, $601,000, and $1.1 million have been established for non-performing loans at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

Foregone interest income on non-accrual loans which would have been recognized, if all such loans had been current in accordance with their original terms, totaled $324,000 for the six months ended June 30, 2011, $356,000 for the twelve months ended December 31, 2010, and $136,000 for the six months ended June 30, 2010.

Except for those classified and non-performing loans discussed above, the Company’s management is not aware of any loans as of June 30, 2011, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. However, the Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in some areas. As a result of these conditions, borrowers who up until this time have been able to keep current in their payments may experience continuing deterioration in their overall financial condition, significantly increasing the potential of default. See “Part I, Item 1A. Risk Factors” in the Company’s 2010 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base.  The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at June 30, 2011 have increased $114 million or 7.8% compared to June 30, 2010. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted deposit growth since June 30, 2010: (1) the Federal government’s decision to increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor (unlimited for non-interest bearing transaction accounts); and (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments), and this could impact future deposit growth.

Although total deposits have increased 7.8% since June 30, 2010, the Company’s focus has been on increasing low cost transaction and savings accounts which have grown at a much faster pace:

•	Demand and Interest-Bearing transaction accounts increased $58.5 million or 12.6% since June 30, 2010.

•	Savings and money market accounts have increased $71.8 million or 17.0% since June 30, 2010.

•
Time deposit accounts have decreased $16.4 million or 2.9% since June 30, 2010. This decline was the continuing result of an explicit pricing strategy adopted by the Company beginning in the second quarter of 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term agency securities or overnight Fed Funds. Beginning in April 2009 management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction, money market, and/or savings balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s strong deposit growth in transaction, savings and money market accounts, this time deposit decline has not presented any liquidity issues and it has significantly enhanced the Company’s net interest margin and earnings.

The Company's deposit balances at June 30, 2011 have decreased $2.4 million or 0.2% compared to December 31, 2010, due primarily to decreased time deposits of 4.5% or $25.8 million, and demand and interest–bearing transaction accounts of 3.3% or 17.7 million.  These decreases were partially offset by increased savings and money market deposits in the amount of $41.2 million or 9.1% since December 31, 2010. A seasonal decline in deposit balances during the first half of the year is not unusual given the Company’s large agricultural customer base (see “Overview”).

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

FHLB Advances as of June 30, 2011 were $561,000 compared to $591,000 at December 31, 2010 and $4.8 million at June 30, 2010. The average rate on FHLB advances during the first half of 2011 was 1.2% compared to 2.1% during the first half of 2010.

There were no amounts outstanding on the Company’s line of credit with the FRB as of June 30, 2011.

As of June 30, 2011 the Company has additional borrowing capacity of $183.3 million with the Federal Home Loan Bank and $283.1 million with the Federal Reserve Bank.  Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase totaled $60 million at June 30, 2011, December 31, 2010, and June 30, 2010.

On March 13, 2008, the Bank entered into a $40 million term repurchase agreement with Citigroup. The repurchase agreement pricing rate is 3.20% with an embedded 3 year cap tied to 3 month Libor with a strike price of 3.3675%. The repurchase agreement matures March 13, 2013 and is secured by investments in Agency pass through securities.

On May 30, 2008, the Company entered into a $20 million term repurchase agreement with Citigroup.  The repurchase agreement pricing rate is 4.19% with an embedded 3 year cap tied to 3 month Libor with a strike price of 3.17%. The repurchase agreement matures June 5, 2013 and is secured by investments in Agency pass through securities.

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”). These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. Interest rates reset quarterly and were 3.1% as of June 30, 2011, 3.2% at December 31, 2010 and 3.4% at June 30, 2010. The average rate paid for these securities was 3.2% for both the first half of 2011 and 2010. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $181.1 million at June 30, 2011, $173.2 million at December 31, 2010, and $170.7 million at June 30, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of June 30, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total Capital to Risk Weighted Assets	$205,760	14.23%	$115,643	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	$187,505	12.97%	$57,822	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	$187,505	10.19%	$73,576	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total Capital to Risk Weighted Assets	$205,595	14.22%	$115,631	8.0%	$144,539	10.0%
Tier 1 Capital to Risk Weighted Assets	$187,342	12.96%	$57,816	4.0%	$86,723	6.0%
Tier 1 Capital to Average Assets	$187,342	10.19%	$73,532	4.0%	$91,915	5.0%

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

In accordance with the provisions of the “Consolidation” topic of the FASB ASC the Company does not consolidate the subsidiary trust, which has issued the trust-preferred securities.

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

During the second quarter of 2011 and 2010 the Company did not repurchase any shares. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $16.0 million.

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of June 30, 2011, the Company had entered into commitments with certain customers amounting to $286.3 million compared to $316.2 million at December 31, 2010 and $291.5 million at June 30, 2010.  Letters of credit at June 30, 2011, December 31, 2010 and June 30, 2010, were $5.7 million, $5.6 million and $9.4 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

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

Management believes that based upon the preceding methodology, and using information currently available, the allowance for loan losses at June 30, 2011 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would require increases in the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2011, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.47% if rates increase by 200 basis points and a decrease in net interest income of 0.23% if rates decline 100 basis points. Comparatively, at December 31, 2010, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.86% if rates increase by 200 basis points and an increase in net interest income of 0.14% if rates decline 100 basis points. All results are within the Company’s policy limits.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $86 million and repurchase lines of $100 million with major banks.  In addition, as of June 30, 2011 the Company has available borrowing capacity of $183.3 million at the Federal Home Loan Bank and $283.1 million at the Federal Reserve Bank.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2010 Annual Report on Form 10-K. In management’s opinion, there have been no material changes in risk factors since the filing of the 2010 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the second quarter of 2011. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $16.0 million.

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

FARMERS & MERCHANTS BANCORP

Date: August 2, 2011	/s/ Kent A. Steinwert
Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2011	/s/ Stephen W. Haley
Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document