Form 10-Q
period 2011-09-30
FARMERS & MERCHANTS BANCORP
filed 2011-11-04
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

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

Number of shares of common stock of the registrant:  Par value $0.01, authorized 20,000,000 shares; issued and outstanding 779,424 as of October 31, 2011.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

___________________________________

PART I. - FINANCIAL INFORMATION

Item 1 -  Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets (Unaudited)
(in thousands except per share data) Assets	Sept. 30, 2011	December 31, 2010	Sept. 30, 2010

Cash and Cash Equivalents:
Cash and Due From Banks	$37,829	$28,484	$32,453
Interest Bearing Deposits with Banks	74,782	32,176	30,280
Total Cash and Cash Equivalents	112,611	60,660	62,733

Investment Securities:
Available-for-Sale	427,844	434,856	351,029
Held-to-Maturity	63,803	64,937	67,984
Total Investment Securities	491,647	499,793	419,013

Loans	1,177,505	1,176,002	1,190,872
Less: Allowance for Loan Losses	32,963	32,261	32,006
Loans, Net	1,144,542	1,143,741	1,158,866
Premises and Equipment, Net	24,260	24,214	24,545
Bank Owned Life Insurance	46,959	45,584	45,125
Interest Receivable and Other Assets	60,204	67,499	66,604
Total Assets	$1,880,223	$1,841,491	$1,776,886

Liabilities
Deposits:
Demand	$359,649	$343,482	$336,108
Interest Bearing Transaction	210,730	195,576	166,450
Savings and Money Market	497,599	453,531	407,660
Time	521,310	573,914	590,193
Total Deposits	1,589,288	1,566,503	1,500,411

Securities Sold Under Agreement to Repurchase	60,000	60,000	60,000
Federal Home Loan Bank Advances	546	591	606
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	30,859	30,846	29,241
Total Liabilities	1,691,003	1,668,250	1,600,568

Shareholders' Equity
Common Stock	8	8	8
Additional Paid-In Capital	75,590	75,590	76,198
Retained Earnings	108,174	96,030	95,855
Accumulated Other Comprehensive Gain	5,448	1,613	4,257
Total Shareholders' Equity	189,220	173,241	176,318
Total Liabilities & Shareholders' Equity	$1,880,223	$1,841,491	$1,776,886
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Income
Interest and Fees on Loans	$17,949	$18,342	$52,946	$54,480
Interest on Deposits with Banks	28	32	67	68
Interest on Investment Securities:
Taxable	2,247	1,917	6,988	6,729
Tax-Exempt	637	677	1,926	2,084
Total Interest Income	20,861	20,968	61,927	63,361
Interest Expense
Deposits	1,337	1,757	4,279	5,472
Borrowed Funds	549	550	1,632	1,634
Subordinated Debentures	82	88	245	250
Total Interest Expense	1,968	2,395	6,156	7,356

Net Interest Income	18,893	18,573	55,771	56,005
Provision for Loan Losses	900	1,315	5,350	10,550
Net Interest Income After Provision for Loan Losses	17,993	17,258	50,421	45,455

Non-Interest Income
Service Charges on Deposit Accounts	1,356	1,680	4,096	4,964
Net Gain on Investment Securities	-	4	-	2,857
Increase in Cash Surrender Value of Life Insurance	466	462	1,376	1,366
Debit Card and ATM Fees	704	680	2,078	1,930
(Loss) Gain on Non-Qualified Deferred Compensation Plan Investments	(1,198)	998	(808)	463
Other	442	484	1,357	1,513
Total Non-Interest Income	1,770	4,308	8,099	13,093

Non-Interest Expense
Salaries & Employee Benefits	7,512	7,067	22,217	21,403
(Loss) Gain on Non-Qualified Deferred Compensation Plan Investments	(1,198)	998	(808)	463
Occupancy	674	684	1,920	1,984
Equipment	726	689	2,151	1,948
ORE Holding Costs	364	268	1,256	763
FDIC Insurance	236	496	1,226	1,804
Other	1,507	1,428	4,528	4,464
Total Non-Interest Expense	9,821	11,630	32,490	32,829

Income Before Income Taxes	9,942	9,936	26,030	25,719
Provision for Income Taxes	3,675	3,727	9,482	9,453
Net Income	$6,267	$6,209	$16,548	$16,266
Earnings Per Share	$8.04	$7.95	$21.23	$20.83
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2011	2010	2011	2010
Net Income	$6,267	$6,209	$16,548	$16,266

Other Comprehensive Income -

Unrealized Gains (Losses) on Securities:
Unrealized holding gains (losses) arising during the period, net of income tax provision of $ 1,341 and $(462) for the quarters ended September 30, 2011 and 2010, respectively, and of $2,782 and $840 for the nine months ended September 30, 2011 and 2010, respectively.	1,849	(636)	3,835	1,159

Reclassification adjustment for realized gains included in net income, net of related income tax effects of $0 and $(1)for the quarters ended September 30, 2011 and 2010, respectively, and of $0 and $ (1,201) for the nine months ended September 30, 2011 and 2010, respectively.	-	(3)	-	(1,656)

Total Other Comprehensive Income	1,849	(639)	3,835	(497)

Comprehensive Income	$8,116	$5,570	$20,383	$15,769
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2010	780,944	$8	$76,198	$83,767	$4,754	$164,727
Net Income		-	-	16,266	-	16,266
Cash Dividends Declared on Common Stock ($5.35 per share)		-	-	(4,178)	-	(4,178)
Change in Net Unrealized Gain on Securities Available for Sale		-	-	-	(497)	(497)
Balance, September 30, 2010	780,944	$8	$76,198	$95,855	$4,257	$176,318

Balance, January 1, 2011	779,424	$8	$75,590	$96,030	$1,613	$173,241
Net Income		-	-	16,548		16,548
Cash Dividends Declared on Common Stock ($5.65 per share)		-	-	(4,404)		(4,404)
Change in Net Unrealized Gain on Securities Available for Sale		-	-		3,835	3,835
Balance, September 30, 2011	779,424	$8	$75,590	$108,174	$5,448	$189,220
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)	Nine Months Ended
(in thousands)	Sept 30, 2011	Sept 30, 2010
Operating Activities:
Net Income	$16,548	$16,266
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Loan Losses	5,350	10,550
Depreciation and Amortization	1,358	1,414
Net Amortization (Accretion) of Investment Security Discounts & Premium	624	(611)
Net Gain on Investment Securities	-	(2,857)
Net Gain on Sale of Property & Equipment	(5)	(19)
Net Change in Operating Assets & Liabilities:
Net Decrease (Increase) in Interest Receivable and Other Assets	3,147	(7,943)
Net Increase in Interest Payable and Other Liabilities	13	1,537
Net Cash Provided by Operating Activities	27,035	18,337

Investing Activities:
Purchase of Investment Securities Available-for-Sale	(137,086)	(209,449)
Proceeds from Sold, Matured, or Called Securities Available-for-sale	150,104	226,582
Purchase of Investment Securities Held-to-Maturity	(1,300)	-
Proceeds from Matured or Called Securities Held-to-Maturity	2,412	1,629
Net Loans Paid, Originated or Acquired	(6,234)	13,329
Principal Collected on Loans Previously Charged Off	83	160
Additions to Premises and Equipment	(1,419)	(1,074)
Proceeds from Sale of Property and Equipment	20	21
Net Cash Provided by Investing Activities	6,580	31,198

Financing Activities:
Net Increase in Deposits	22,785	2,287
Net Change in Other Borrowings	(45)	(19,543)
Cash Dividends	(4,404)	(4,178)
Net Cash Provided (Used in) by Financing Activities	18,336	(21,434)
Increase in Cash and Cash Equivalents	51,951	28,101
Cash and Cash Equivalents at Beginning of Period	60,660	34,632
Cash and Cash Equivalents at End of Period	$112,611	$62,733
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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the nine-month period ended September 30, 2011 may not necessarily be indicative of future operating results.

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

Residential 1st Mortgages and Home Equity – The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments, although this is not always true as evidenced over the past several years. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of September 30, 2011, December 31, 2010 and September 30, 2010.

Comprehensive Income
The “Comprehensive Income” topic of the FASB ASC establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that generally accepted accounting principles recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income includes net income and changes in fair value of its available-for-sale investment securities.

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows (in thousands):

	Amortized	Gross Unrealized		Fair/Book
September 30, 2011	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$162,115	$635	$-	$162,750
Obligations of States and Political Subdivisions	5,813	-	-	5,813
Mortgage Backed Securities	243,121	8,787	22	251,886
Other	7,395	-	-	7,395
Total	$418,444	$9,422	$22	$427,844

	Amortized	Gross Unrealized		Fair/Book
December 31, 2010	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$237,944	$305	$1,930	$236,319
Obligations of States and Political Subdivisions	6,378	-	-	6,378
Mortgage Backed Securities	181,228	6,028	1,619	185,637
Other	6,522	-	-	6,522
Total	$432,072	$6,333	$3,549	$434,856

	Amortized	Gross Unrealized		Fair/Book
September 30, 2010	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$205,177	$582	$36	$205,723
Obligations of States and Political Subdivisions	6,416	-	-	6,416
Mortgage Backed Securities	125,567	6,800	-	132,367
Other	6,523	-	-	6,523
Total	$343,683	$7,382	$36	$351,029

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
September 30, 2011	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,130	$2,437	$-	$62,567
Mortgage Backed Securities	1,418	62	-	1,480
Other	2,255	-	-	2,255
Total	$63,803	$2,499	$-	$66,302

	Book	Gross Unrealized		Fair
December 31, 2010	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,439	$1,258	$241	$61,456
Mortgage Backed Securities	2,218	85	-	2,303
Other	2,280	-	-	2,280
Total	$64,937	$1,343	$241	$66,039

	Book	Gross Unrealized		Fair
September 30, 2010	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$63,471	$2,777	$-	$66,248
Mortgage Backed Securities	2,524	118	-	2,642
Other	1,989	-	-	1,989
Total	$67,984	$2,895	$-	$70,879

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at September 30, 2011 by contractual maturity are shown below (in thousands).

Securities Available-for-Sale September 30, 2011	Within 1 Year	After 1 but Within 5	After 5 but Within 10	Over 10 years	Total Fair Value
Securities of U.S. Government Agencies	$10,194	$146,385	$6,171	$-	$162,750
Obligations of States and Political Subdivisions	-	-	227	5,586	5,813
Mortgage Backed Securities	-	-	97,109	154,777	251,886
Other	7,395	-	-	-	7,395
Total	$17,589	$146,385	$103,507	$160,363	$427,844

Securities Held-to-Maturity September 30, 2011	Within 1 Year	After 1 but Within 5	After 5 but Within 10	Over 10 years	Total Book Value
Obligations of States and Political Subdivisions	$700	$7,073	$43,171	$9,186	$60,130
Mortgage Backed Securities	-	1,418	-	-	1,418
Other	-	7	2,248	-	2,255
Total	$700	$8,498	$45,419	$9,186	$63,803

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

	Less Than 12 Months		12 Months or More		Total
September 30, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities of U.S. Government Agencies	$-	$-	$-	$-	$-	$-
Obligations of States and Political Subdivisions	-	-	-	-	-	-
Mortgage Backed Securities	10,130	22	-	-	10,130	22
Total	$10,130	$22	$-	$-	$10,130	$22

	Less Than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities of U.S. Government Agencies	$145,844	$1,930	$-	$-	$145,844	$1,930
Obligations of States and Political Subdivisions	6,165	241	-	-	6,165	241
Mortgage Backed Securities	44,479	1,619	-	-	44,479	1,619
Total	$196,488	$3,790	$-	$-	$196,488	$3,790

	Less Than 12 Months		12 Months or More		Total
September 30, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of States and Political Subdivisions	$18,381	$36	$-	$-	$18,381	$36
Total	$18,381	$36	$-	$-	$18,381	$36

As of September 30, 2011, the Company held 267 investment securities of which one was in a loss position for less than twelve months. No securities were in a continuous loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of U.S. Government Agencies
The unrealized losses on the Company's investments in securities of U.S. government agencies were caused by interest rate increases. Repayment of these investments is guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

Mortgage Backed Securities
The unrealized losses on the Company's investment in mortgage backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

Obligations of States and Political Subdivisions
The continuing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers, have increased the overall risk associated with bank-qualified municipal bonds. As of September 30, 2011 over eighty percent of the Company’s bank-qualified municipal bonds have an underlying credit rating, and all of these ratings are “investment grade.” For those bonds in the portfolio that are not rated, the Company monitors the status of these issuers and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Management believes that the unrealized losses on the Company's investments in obligations of states and political subdivisions were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

Pledged Securities
As of September 30, 2011, securities carried at $382.9 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2010, was $346.3 million.

3. Allowance for Loan Losses

The following table shows the allocation of the allowance for loan losses at September 30, 2011 and December 31, 2010 by portfolio segment and by impairment methodology (in thousands):

September 30, 2011	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2011	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Charge-Offs	(25)	(384)	-	(398)	(701)	(2,750)	(324)	(149)	-	(4,731)
Recoveries	-	-	-	3	11	10	14	45	-	83
Provision	(1,790)	1,233	196	341	497	2,646	738	80	1,409	5,350
Ending Balance- September 30, 2011	$5,816	$2,388	$2,356	$1,110	$3,531	$6,639	$9,512	$192	$1,419	$32,963

Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2011	$5,726	$2,813	$2,362	$1,198	$3,450	$6,284	$10,794	$252	$63	$32,942
Charge-Offs	(12)	(384)	-	(58)	(239)	-	(148)	(62)	-	(903)
Recoveries	-	-	-	-	5	-	5	14	-	24
Provision	102	(41)	(6)	(30)	315	355	(1,139)	(12)	1,356	900
Ending Balance- September 30, 2011	$5,816	$2,388	$2,356	$1,110	$3,531	$6,639	$9,512	$192	$1,419	$32,963
Ending Balance Individually Evaluated for Impairment	702	46	-	-	40	827	103	24	-	1,742
Ending Balance Collectively Evaluated for Impairment	5,114	2,342	2,356	1,110	3,491	5,812	9,409	168	1,419	31,221
Loans:
Ending Balance	$300,918	$284,149	$28,979	$104,130	$52,451	$219,670	$180,329	$6,879	$-	$1,177,505
Ending Balance Individually Evaluated for Impairment	3,841	1,413	-	1,273	262	1,671	349	24	-	8,833
Ending Balance Collectively Evaluated for Impairment	297,077	282,736	28,979	102,857	52,189	217,999	179,980	6,855	-	1,168,672

December 31, 2010	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Allowance for Credit Losses:
Ending Balance Allocated to Portfolio Segments	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Ending Balance Individually Evaluated for Impairment	3,425	365	850	298	-	150	84	-	-	5,172
Ending Balance Collectively Evaluated for Impairment	4,206	1,174	1,310	866	3,724	6,583	9,000	216	10	27,089
Loans:
Ending Balance	$316,271	$254,575	$37,486	$103,574	$58,971	$231,150	$165,263	$8,712	$-	$1,176,002
Ending Balance Individually Evaluated for Impairment	22,107	1,797	6,193	1,824	13	750	277	-	-	32,961
Ending Balance Collectively Evaluated for Impairment	294,164	252,778	31,293	101,750	58,958	230,400	164,986	8,712	-	1,143,041

The following table shows the loan portfolio allocated by management’s internal risk ratings at September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$260,662	$15,482	$24,774	$300,918
Agricultural Real Estate	259,428	19,315	5,406	284,149
Real Estate Construction	20,781	3,217	4,981	28,979
Residential 1st Mortgages	101,230	1,503	1,397	104,130
Home Equity	51,559	-	892	52,451
Agricultural	202,323	12,285	5,062	219,670
Commercial	172,702	5,971	1,656	180,329
Consumer & Other	6,479	-	400	6,879
Total	$1,075,164	$57,773	$44,568	$1,177,505

December 31, 2010	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$281,868	$9,846	$24,557	$316,271
Agricultural Real Estate	237,127	14,563	2,885	254,575
Real Estate Construction	27,734	3,217	6,535	37,486
Residential 1st Mortgages	100,709	1,099	1,766	103,574
Home Equity	58,632	-	339	58,971
Agricultural	218,165	11,521	1,464	231,150
Commercial	160,045	2,965	2,253	165,263
Consumer & Other	8,498	-	214	8,712
Total	$1,092,778	$43,211	$40,013	$1,176,002

See “Note 1. Significant Accounting Policies - Allowance for Loan Losses” for a description of the internal risk ratings used by the Company. There were no loans outstanding at September 30, 2011 and December 31, 2010 rated doubtful or loss.

The following table shows an aging analysis of the loan portfolio by the time past due at September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Loans:
Commercial Real Estate	$-	$-	$811	$811	$300,107	$300,918
Agricultural Real Estate	-	-	1,413	1,413	282,736	284,149
Real Estate Construction	-	-	-	-	28,979	28,979
Residential 1st Mortgages	-	-	347	347	103,783	104,130
Home Equity	359	-	190	549	51,902	52,451
Agricultural	3,854	-	1,531	5,385	214,285	219,670
Commercial	-	-	348	348	179,981	180,329
Consumer & Other	15	-	24	39	6,840	6,879
Total	$4,228	$-	$4,664	$8,892	$1,168,613	$1,177,505

December 31, 2010	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Loans:
Commercial Real Estate	$-	$-	$2,348	$2,348	$313,923	$316,271
Agricultural Real Estate	-	-	1,797	1,797	252,778	254,575
Real Estate Construction	-	-	-	-	37,486	37,486
Residential 1st Mortgages	797	-	954	1,751	101,823	103,574
Home Equity	526	-	-	526	58,445	58,971
Agricultural	47	-	-	47	231,103	231,150
Commercial	275	-	207	482	164,781	165,263
Consumer & Other	44	-	2	46	8,666	8,712
Total	$1,689	$-	$5,308	$6,997	$1,169,005	$1,176,002

The following table shows information related to impaired loans at and for the three and nine month periods ended September 30, 2011 and December 31, 2010 (in thousands):

				Three Months Ended Sept. 30, 2011		Nine Months Ended Sept. 30, 2011
September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$816	$811	$-	$530	$-	$453	$-
Agricultural Real Estate	935	974	-	1,717	-	1,470	-
Real Estate Construction	-	-	-	-	-	-	-
Residential 1st Mortgages	1,278	1,469	-	861	1	842	3
Home Equity	190	191	-	218	-	230	1
Agricultural	140	140	-	143	3	111	6
Commercial	186	182	-	188	-	197	-
Consumer & Other	-	-	-	-	-	7	-
	$3,545	$3,767	$-	$3,657	$4	$3,310	$10
With an allowance recorded:
Commercial Real Estate	$3,033	$3,030	$702	$3,041	$44	$2,035	$46
Agricultural Real Estate	463	823	46	645	-	705	-
Real Estate Construction	-	-	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-	-	-
Home Equity	73	82	40	74	1	118	2
Agricultural	1,533	1,548	827	2,732	2	2,065	25
Commercial	168	206	103	155	-	125	-
Consumer & Other	24	24	24	31	-	33	-
	$5,294	$5,713	$1,742	$6,678	$47	$5,081	$73
Total	$8,839	$9,480	$1,742	$10,335	$51	$8,391	$83

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$12,218	$12,442	$-	$9,259	$227
Agricultural Real Estate	975	974	-	867	-
Real Estate Construction	3,092	3,093	-	3,276	71
Residential 1st Mortgages	857	1,197	-	742	26
Home Equity	36	42	-	359	2
Agricultural	-	-	-	430	-
Commercial	140	140	-	1,124	-
Consumer & Other	-	-	-	1	-
	$17,318	$17,888	$-	$16,058	$326
With an allowance recorded:
Commercial Real Estate	$9,907	$9,909	$3,425	$5,141	$360
Agricultural Real Estate	826	823	365	417	27
Real Estate Construction	3,100	3,100	850	1,308	41
Residential 1st Mortgages	952	997	298	294	8
Home Equity	-	-	-	3	-
Agricultural	750	750	150	188	24
Commercial	137	136	84	34	3
Consumer & Other	-	-	-	-	-
	$15,672	$15,715	$5,172	$7,385	$463
Total	$32,990	$33,603	$5,172	$23,443	$789

Total recorded investment shown in the prior table will not equal the total ending balance of loans individually evaluated for impairment on the allocation of allowance table. This is because the calculation of recorded investment takes into account charge-offs, net deferred loans fees & costs, unamortized premium or discount, and accrued interest.

The Company has allocated $904,000 and $4.6 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010.  The Company had no commitments at September 30, 2011 and December 31, 2010 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 2 years to 8 years. Modifications involving an extension of the maturity date were for periods ranging from 3 years to 10 years.

The following table presents loans by class modified as troubled debt restructured loans for the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate	-	$-	$-	2	$3,032	$3,032
Agricultural Real Estate	-	-	-	-	-	-
Real Estate Construction	-	-	-	-	-	-
Residential 1st Mortgages	4	897	847	4	897	847
Home Equity Lines & Loans	-	-	-	2	55	51
Agricultural	-	-	-	1	140	140
Commercial	-	-	-	2	82	82
Consumer & Other	-	-	-	1	24	24
Total	4	$897	$847	12	$4,230	$4,176

The troubled debt restructurings described above increased the allowance for loan losses by $0 and $126,000 and resulted in charge-offs of $50,000 and $54,000 during the three and nine month periods ending September 30, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial Real Estate	-	$-	-	$-
Agricultural Real Estate	-	-	-	-
Real Estate Construction	-	-	-	-
Residential 1st Mortgages	-	-	-	-
Home Equity Lines & Loans	-	-	1	12
Agricultural	-	-	-	-
Commercial	-	-	-	-
Consumer & Other	-	-	-	-
Total	-	$-	1	$12

A loan is considered to be in payment default once it is greater than 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted did not increase the allowance for loan losses but did result in charge offs of $0 and $12,000 during the three and nine month periods ending September 30, 2011.

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

The following table summarizes the book value and estimated fair value of financial instruments as follows:

	September 30, 2011		December 31,2010
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS:
Cash and Cash Equivalents	$112,611	$112,611	$60,660	$60,660
Investment Securities Held-to-Maturity	63,803	66,659	64,937	65,279
Investment Securities Available-for-Sale	427,844	427,844	434,856	434,856
Loans, Net of Deferred Loan Fees & Allowance	1,144,542	1,183,033	1,143,741	1,177,026
Bank Owned Life Insurance	46,959	46,959	45,584	45,584
Accrued Interest Receivable	7,454	7,454	7,104	7,104
LIABILITIES:
Deposits:
Non-Interest Bearing	359,649	359,649	343,482	343,482
Interest-Bearing	1,229,639	1,231,089	1,223,021	1,224,760
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,546	63,626	60,591	64,640
Subordinated Debentures	10,310	5,751	10,310	4,372
Accrued Interest Payable	907	907	1,411	1,411

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

Fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

The Company does not record all loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value when the loan is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011, substantially all impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. Otherwise, the Company records the impaired loan as nonrecurring Level 3.

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

		Fair Value Measurements At September 30, 2011, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Securities of U.S. Government Agencies	$162,750	$-	$162,750	$-
Obligations of States and Political Subdivisions	5,813	-	5,813	-
Mortgage Backed Securities	251,886	-	251,886	-
Other	7,395	-	7,395	-
Total Assets Measured at Fair Value On a Recurring Basis	$427,844	$-	$427,844	$-

		Fair Value Measurements At December 31, 2010, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Securities of U.S. Government Agencies	$236,319	$-	$236,319	$-
Obligations of States and Political Subdivisions	6,378	-	6,378	-
Mortgage Backed Securities	185,637	-	185,637	-
Other	6,522	-	6,522	-
Total Assets Measured at Fair Value On a Recurring Basis	$434,856	$-	$434,856	$-

		Fair Value Measurements At September 30, 2010, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Securities of U.S. Government Agencies	$205,723	$-	$205,723	$-
Obligations of States and Political Subdivisions	6,416	-	6,416	-
Mortgage Backed Securities	132,367	-	132,367	-
Other	6,523	-	6,523	-
Total Assets Measured at Fair Value On a Recurring Basis	$351,029	$-	$351,029	$-

The following tables present information about the Company’s impaired loans and ORE measured at fair value on a non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the years indicated.

		Fair Value Measurements At September 30, 2011, Using

(in thousands)	Fair Value September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$2,329	$-	$2,329	$-
Agricultural Real Estate	1,367	-	1,367	-
Residential 1st Mortgage	926	-	926	-
Home Equity	33	-	33	-
Agricultural	704	-	-	704
Commercial	64	-	-	64
Other Real Estate	3,513	-	3,513	-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$8,936	$-	$8,168	$768

Impaired loans with a partial charge-off or where an allowance was established were $7.1 million with an allowance for loan losses of $1.7 million. Impaired loans are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses.

ORE was $7.1 million with a valuation allowance of $3.6 million. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income.

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

		Fair Value Measurements At September 30, 2010, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$3,068	$-	$3,068	$-
Other Real Estate	9,510	-	9,510	-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$12,578	$-	$12,578	$-

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

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the earnings per share for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(net income in thousands)	2011	2010	2011	2010
Net Income	$6,267	$6,209	$16,548	$16,266
Average Number of Common Shares Outstanding	779,424	780,944	779,424	780,944
Per Share Amount	$8.04	$7.95	$21.23	$20.83

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

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession; and (2) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operation, cash flows, or disclosure.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2011. This analysis should be read in conjunction with our 2010 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

For the three and nine months ended September 30, 2011, Farmers & Merchants Bancorp reported net income of $6,267,000 and $16,548,000, earnings per share of $8.04 and $21.23 and return on average assets of 1.35% and 1.20%, respectively.  Return on average shareholders’ equity was 13.62% and 12.24% for the three and nine months ended September 30, 2011.

For the three and nine months ended September 30, 2010, Farmers & Merchants Bancorp reported net income of $6,209,000 and $16,266,000, earnings per share of $7.95 and $20.83 and return on average assets of 1.40% and 1.24%, respectively.  Return on average shareholders’ equity was 14.38% and 12.72% for the three and nine months ended September 30, 2010.

The following is a summary of the financial results for the nine month period ended September 30, 2011 compared to September 30, 2010.

•	Net income increased 1.7% to $16.5 million from $16.3 million.

•	Earnings per share increased 1.9% to $21.23 from $20.83.

•	Total assets increased 5.8% to $1.88 billion.

•	Total loans decreased 1.1% to $1.18 billion.

•	Allowance for loan losses increased 3.0% to $33.0 million.

•	Total deposits increased 5.9% to $1.6 billion.

Factors impacting the Company’s improved earnings performance in the first nine months of 2011 as compared to the same period last year were: (1) a $5.2 million decrease in the provision for loan losses; and (2) a $1.2 million decrease in interest expense on deposits. These factors were partially offset by: (1) a $1.5 million decrease in interest and fee income on loans; (2) a $2.9 million decrease in gain on investment securities; (3) an $868,000 decrease in service charges on deposit accounts; and (4) an $814,000 increase in salaries & employee benefits.

Results of Operations

This section discusses material changes in the Company’s income statement for the three and nine month periods ended September 30, 2011 as compared to the three and nine month periods ended September 30, 2010.

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and nine month periods ended September 30, 2011 and 2010.

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

The Company’s earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix (see Item 3. “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk”).

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended Sept 30, 2011			Three Months Ended Sept 30, 2010
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$44,158	$28	0.25%	$50,713	$32	0.25%
Investment Securities Available-for-Sale:
U.S. Agencies	201,893	562	1.11%	182,381	557	1.22%
Municipals - Non-Taxable	5,759	108	7.52%	6,425	123	7.63%
Mortgage Backed Securities	208,586	1,663	3.19%	130,993	1,312	4.01%
Other	5,154	3	0.22%	4,425	9	0.67%
Total Investment Securities Available-for-sale	421,392	2,336	2.22%	324,224	2,001	2.47%
Investment Securities Held-to-Maturity:
Municipals - Non-Taxable	59,906	863	5.76%	63,501	904	5.69%
Mortgage Backed Securities	1,571	14	3.56%	2,731	26	3.81%
Other	2,260	5	0.88%	1,989	12	2.41%
Total Investment Securities Held-to-Maturity	63,737	882	5.53%	68,221	942	5.52%

Loans:
Real Estate	724,776	11,610	6.36%	711,403	11,314	6.31%
Home Equity	53,538	780	5.78%	62,578	917	5.81%
Agricultural	224,454	3,078	5.44%	229,041	3,458	5.99%
Commercial	175,116	2,374	5.38%	172,754	2,518	5.78%
Consumer	7,137	104	5.78%	8,856	132	5.91%
Other	242	3	4.92%	248	3	4.80%
Total Loans	1,185,263	17,949	6.01%	1,184,880	18,342	6.14%
Total Earning Assets	1,714,550	$21,195	4.90%	1,628,038	$21,316	5.19%

Unrealized Loss on Securities Available-for-Sale	7,572			8,281
Allowance for Loan Losses	(32,971)			(31,857)
Cash and Due From Banks	30,724			31,131
All Other Assets	134,459			136,821
Total Assets	$1,854,334			$1,772,414

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$199,767	$57	0.11%	$169,961	$47	0.11%
Savings and Money Market	491,899	411	0.33%	442,100	488	0.44%
Time Deposits	534,048	869	0.65%	575,010	1,222	0.84%
Total Interest Bearing Deposits	1,225,714	1,337	0.43%	1,187,071	1,757	0.59%
Securities Sold Under Agreement to Repurchase	60,000	541	3.58%	60,000	541	3.58%
Other Borrowed Funds	555	8	5.72%	615	9	5.81%
Subordinated Debentures	10,310	82	3.16%	10,310	88	3.39%
Total Interest Bearing Liabilities	1,296,579	$1,968	0.60%	1,257,996	$2,395	0.76%
Interest Rate Spread			4.30%			4.44%
Demand Deposits (Non-Interest Bearing)	339,927			303,363
All Other Liabilities	33,790			38,340
Total Liabilities	1,670,296			1,599,699

Shareholders' Equity	184,038			172,715
Total Liabilities & Shareholders' Equity	$1,854,334			$1,772,414
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.15%			0.17%
Net Interest Income and Margin on Total Earning Assets		19,227	4.45%		18,921	4.61%
Tax Equivalent Adjustment		(334)			(348)
Net Interest Income		$18,893	4.37%		$18,573	4.53%
Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount in the amount of $813,000 and $269,000 for the quarters ended September 30, 2011 and 2010, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Nine Months Ended Sept. 30, 2011			Nine Months Ended Sept. 30, 2010
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$35,869	$67	0.25%	$38,469	$68	0.24%
Investment Securities Available-for-Sale:
U.S. Agencies	228,677	1,954	1.14%	162,551	1,762	1.45%
Municipals - Non-Taxable	6,042	340	7.50%	6,937	395	7.59%
Mortgage Backed Securities	196,816	4,959	3.36%	151,470	4,819	4.24%
Other	4,872	8	0.22%	4,046	21	0.69%
Total Investment Securities Available-for-Sale	436,407	7,261	2.22%	325,004	6,997	2.87%

Investment Securities Held-to-Maturity:
Municipals - Non-Taxable	60,282	2,596	5.74%	63,828	2,761	5.77%
Mortgage Backed Securities	1,830	52	3.79%	3,065	88	3.83%
Other	2,268	16	0.94%	1,989	38	2.55%
Total Investment Securities Held-to-Maturity	64,380	2,664	5.52%	68,882	2,887	5.59%

Loans:
Real Estate	719,701	33,929	6.30%	717,662	33,981	6.33%
Home Equity	55,992	2,433	5.81%	64,006	2,814	5.88%
Agricultural	217,753	9,151	5.62%	213,746	9,597	6.00%
Commercial	172,795	7,067	5.47%	177,981	7,660	5.75%
Consumer	7,509	356	6.34%	9,478	418	5.90%
Credit Card			0.00%			0.00%
Other	244	10	5.48%	250	10	5.35%
Total Loans	1,173,994	52,946	6.03%	1,183,123	54,480	6.16%
Total Earning Assets	1,710,650	$62,937	4.92%	1,615,478	$64,432	5.33%

Unrealized Gain (Loss) on Securities Available-for-Sale	4,346			7,746
Allowance for Loan Losses	(32,556)			(32,205)
Cash and Due From Banks	30,103			29,419
All Other Assets	134,777			132,547
Total Assets	$1,847,320			$1,752,985

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$203,998	$195	0.13%	$173,174	$171	0.13%
Savings and Money Market	484,894	1,200	0.33%	439,899	1,518	0.46%
Time Deposits	551,216	2,884	0.70%	572,966	3,783	0.88%
Total Interest Bearing Deposits	1,240,108	4,279	0.46%	1,186,039	5,472	0.62%
Securities Sold Under Agreement to Repurchase	60,000	1,606	3.58%	60,000	1,606	3.58%
Other Borrowed Funds	2,246	26	1.55%	1,432	28	2.61%
Subordinated Debentures	10,310	245	3.18%	10,310	250	3.24%
Total Interest Bearing Liabilities	1,312,664	$6,156	0.63%	1,257,781	$7,356	0.78%
Interest Rate Spread			4.29%			4.55%
Demand Deposits (Non-Interest Bearing)	322,785			293,554
All Other Liabilities	31,646			31,108
Total Liabilities	1,667,095			1,582,443

Shareholders' Equity	180,225			170,542
Total Liabilities & Shareholders' Equity	$1,847,320			$1,752,985
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.15%			0.17%
Net Interest Income and Margin on Total Earning Assets		56,781	4.44%		57,076	4.72%
Tax Equivalent Adjustment		(1,010)			(1,071)
Net Interest Income		$55,771	4.36%		$56,005	4.64%
Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount in the amount of $1,506,000 and $714,000 for the nine months ended September 30, 2011 and 2010, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended Sept. 30, 2011 compared to Sept. 30, 2010			Nine Months Ended Sept. 30, 2011 compared to Sept. 30, 2010
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$(4)	$-	$(4)	$(5)	$4	$(1)
Investment Securities Available for Sale
U.S. Agencies	56	(51)	5	617	(425)	192
Municipals - Non-Taxable	(13)	(1)	(14)	(50)	(5)	(55)
Mortgage Backed Securities	659	(308)	351	1,266	(1,126)	140
Other	1	(7)	(6)	3	(16)	(13)
Total Investment Securities Available for Sale	703	(367)	336	1,836	(1,572)	264

Investment Securities Held to Maturity
Municipals - Non-Taxable	(52)	11	(41)	(152)	(13)	(165)
Mortgage Backed Securities	(10)	(2)	(12)	(35)	(1)	(36)
Other	2	(9)	(7)	5	(27)	(22)
Total Investment Securities Held to Maturity	(60)	-	(60)	(182)	(41)	(223)

Loans:
Real Estate	214	82	296	97	(149)	(52)
Home Equity	(131)	(6)	(137)	(348)	(33)	(381)
Agricultural	45	(425)	(380)	178	(624)	(446)
Commercial	(24)	(120)	(144)	(219)	(374)	(593)
Consumer	(25)	(3)	(28)	(91)	29	(63)
Total Loans	79	(472)	(393)	(384)	(1,151)	(1,535)
Total Earning Assets	718	(839)	(121)	1,265	(2,760)	(1,495)

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	8	2	10	29	(5)	24
Savings and Money Market	50	(127)	(77)	145	(463)	(318)
Time Deposits	(82)	(271)	(353)	(139)	(760)	(899)
Total Interest Bearing Deposits	(24)	(396)	(420)	35	(1,228)	(1,193)
Securities Sold Under Agreement to Repurchase	-	-	-	-	-	-
Other Borrowed Funds	(1)	-	(1)	12	(14)	(2)
Subordinated Debentures	-	(6)	(6)	-	(5)	(5)
Total Interest Bearing Liabilities	(25)	(402)	(427)	47	(1,247)	(1,200)
Total Change	$743	$(437)	$306	$1,218	$(1,513)	$(295)
Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change". The above figures have been rounded to the nearest whole number.

3rd Quarter 2011 vs. 3rd Quarter 2010
Net interest income for the third quarter of 2011 increased 1.7% or $320,000 to $18.9 million.  On a fully taxable equivalent basis, net interest income increased 1.6% and totaled $19.2 million for the third quarter of 2011.  As more fully discussed below, the increase in net interest income was primarily due to growth in average earning assets, offset somewhat by a decrease in the net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended September 30, 2011, the Company’s net interest margin was 4.45% compared to 4.61% for the quarter ended September 30, 2010.  This decrease in the net interest margin was primarily due to a decline in average loans as a percentage of average earning assets.

Loans, generally the Company’s highest earning assets, decreased $13.4 million as of September 30, 2011 compared to September 30, 2010. See “Financial Condition – Loans” for further discussion on this decrease. On an average balance basis, loans increased by $383,000 for the quarter ended September 30, 2011. Loans decreased from 72.8% of average earning assets at September 30, 2010 to 69.1% at September 30, 2011. As a result of the impact of decreases in market interest rates from mid-September 2007 through December 2008, and the continuing low rate environment since then, the year-to-date yield on the loan portfolio declined to 6.01% for the quarter ended September 30, 2011, compared to 6.14% for the quarter ended September 30, 2010. The decrease in the yield on those loan balances resulted in interest revenue from loans decreasing 2.14% to $17.9 million for quarter ended September 30, 2011. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans, the yield earned on investments is generally less than that of loans.  Average investment securities totaled $485.1 million for the quarter ended September 30, 2011; an increase of $92.7 million compared to the average balance for the quarter ended September 30, 2010. Interest income on securities increased $276,000 to $3.2 million for the quarter ended September 30, 2011, compared to $2.9 million for the quarter ended September 30, 2010. The average investment portfolio yield, on a tax equivalent (TE) basis, was 2.7% for the quarter ended September 30, 2011, compared to 3.0% for the quarter ended September 30, 2010. This decrease in yield was due to: (1) the sale of higher yielding mortgage-backed securities during the first quarter of 2010; (2) the Company’s decision to shorten the maturities of new investment purchases to protect against future increases in market interest rates; and (3) a decline in market interest rates. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2011.  Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. The FRB currently pays interest on the deposits that banks maintain in their FRB account, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during the third quarter of 2011. These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008. Average interest bearing deposits with banks for the quarter ended September 30, 2011, was $44.2 million, a decrease of $6.6 million compared to the average balance for the quarter ended September 30, 2010.

Average interest-bearing liabilities increased $38.6 million or 3.1% during the third quarter of 2011 as compared to the third quarter of 2010. Of that increase: (1) interest-bearing deposits increased $38.6 million; (2) securities sold under agreement to repurchase remained unchanged (see “Financial Condition - Securities Sold Under Agreement to Repurchase”); (3) Federal Home Loan Bank (“FHLB”) Advances decreased $60,000 (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (4) subordinated debt remained unchanged.

The $38.6 million increase in average interest-bearing deposits was primarily in interest bearing DDA and savings and money market, which grew $79.6 million since the third quarter of 2010, as higher cost time deposits decreased by $41.0 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $1.3 million for the third quarter of 2011 as compared to $1.8 million for the third quarter of 2010. As a result of the impact of decreases in market interest rates from mid September 2007 through December 2008, and the continuing low rate environment since then, the average rate paid on interest-bearing deposits declined to 0.43% for the third quarter of 2011 from 0.59% for the third quarter of 2010. The Company anticipates that this decline in deposit rates, if any, will be much more modest in future quarters.

Section 627 of the Dodd-Frank Act repealed Regulation Q effective July 21, 2011, thereby eliminating the prohibition on the payment of interest on demand deposits.  The impact of this change on the Company’s future cost of deposits, particularly business checking accounts, remains to be seen.

Nine Months Ending September 30, 2011 vs. Nine Months Ending September 30, 2010
During the first nine months of 2011, net interest income decreased 0.4% to $55.8 million, compared to $56.0 million at September 30, 2010.  On a fully taxable equivalent basis, net interest income decreased 0.5% and totaled $56.8 million at September 30, 2011, compared to $57.1 million at September 30, 2010. The decrease in net interest income was primarily due to a decrease in the net interest margin, offset somewhat by growth in average earning assets.

For the nine months ended September 30, 2011, the Company’s net interest margin was 4.44% compared to 4.72% for the same period in 2010. The decrease in net interest margin was primarily due to a decrease in average loans as a percentage of average earning assets.

The average balance of loans decreased by $9.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The yield on the loan portfolio decreased 13 basis points to 6.03% for the nine months ended September 30, 2011 compared to 6.16% for the nine months ended September 30, 2010. This decrease in yield, along with the decrease in average balances, resulted in interest income from loans decreasing 2.8% or $1.5 million for the first nine months of 2011.

Average investment securities were $500.8 million for the nine months ended September 30, 2011 compared to $393.9 million for the same period in 2010.  The average yield (TE) for the nine months ended September 30, 2011 was 2.64% compared to 3.35% for the nine months ended September 30, 2010. The increase in volume was partially offset by the decrease in yield, resulting in an increase in interest income of $41,000 or 0.4%, for the nine months ended September 30, 2011.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. The FRB currently pays interest on the deposits that banks maintain in their FRB account, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during the third quarter of 2011. These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008. Average interest bearing deposits with banks for the nine months ended September 30, 2011, was $35.9 million, a decrease of $2.6 million compared to the average balance for the nine months ended September 30, 2010.

Average interest-bearing liabilities increased $54.9 million or 4.4% since September 30, 2010. Of that increase: (1) interest-bearing deposits increased $54.1 million; (2) FHLB Advances increased $814,000; (3) securities sold under agreement to repurchase and subordinated debt remained unchanged.

The $54.1 million increase in average interest-bearing deposits was primarily in interest bearing DDA and savings and money market, which grew $75.8 million since the third quarter of 2010, as higher cost time deposits decreased by $21.8 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $4.3 million for the first nine months of 2011 as compared to $5.5 million for the first nine months of 2010. The average rate paid on interest-bearing deposits was 0.46% in the first nine months of 2011 and 0.62% in the first nine months of 2010. In September 2007 the FRB began lowering short-term market interest rates and has continued to keep these rates very low. Since most of the Company’s interest bearing deposits are priced off of short-term market rates, the Company is benefiting from the impact of these lower market rates. The Company anticipates that this decline in deposit rates, if any, will be much more modest in future quarters.

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

Residential 1st Mortgages and Home Equity – The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments, although this is not always true as evidenced over the past several years. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

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

The Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in some areas. Accordingly, during the second quarter of 2009, management and the Board of Directors began significantly increasing the Company’s loan loss allowance and as of September 30, 2011, the balance was $33.0 million or 2.79% of total loans. As of September 30, 2010, the allowance for loan losses was $32.0 million, which represented 2.68% of total loans. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of September 30, 2011, compare favorably to most of our peers at the present time, no significant recovery has yet begun in our local markets and this has resulted in continuing borrower stress.

The provision for loan losses totaled $5.3 million for the first nine months of 2011 compared to $10.5 million for the first nine months of 2010. Net charge-offs through September 30, 2011 were $4.6 million compared to $8.4 million in the first nine months of 2010. Net charge-offs represented 0.4% of average loans at September 30, 2011, a level that, in management’s opinion, compares favorably to most of the Company’s peers at the present time. See “Overview – Looking Forward: 2010 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2010 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for loan losses as of September 30, 2011, was adequate.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Balance at Beginning of Period	$32,942	$31,403	$32,261	$29,813
Provision Charged to Expense	900	1,315	5,350	10,550
Recoveries of Loans Previously Charged Off	24	39	83	160
Loans Charged Off	(903)	(751)	(4,731)	(8,517)
Balance at End of Period	$32,963	$32,006	$32,963	$32,006

The table below breaks out current quarter and year-to-date activity by portfolio segment (in thousands).

September 30, 2011	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2011	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Charge-Offs	(25)	(384)	-	(398)	(701)	(2,750)	(324)	(149)	-	(4,731)
Recoveries	-	-	-	3	11	10	14	45	-	83
Provision	(1,790)	1,233	196	341	497	2,646	738	80	1,409	5,350
Ending Balance- September 30, 2011	$5,816	$2,388	$2,356	$1,110	$3,531	$6,639	$9,512	$192	$1,419	$32,963

Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2011	$5,726	$2,813	$2,362	$1,198	$3,450	$6,284	$10,794	$252	$63	$32,942
Charge-Offs	(12)	(384)	-	(58)	(239)	-	(148)	(62)	-	(903)
Recoveries	-	-	-	-	5	-	5	14	-	24
Provision	102	(41)	(6)	(30)	315	355	(1,139)	(12)	1,356	900
Ending Balance- September 30, 2011	$5,816	$2,388	$2,356	$1,110	$3,531	$6,639	$9,512	$192	$1,419	$32,963

Overall, the Allowance for Credit Losses as of September 30, 2011 increased $21,000 over June 30, 2011 and now totals 2.79% of total loans. Although the total allowance for credit losses remained relatively the same between quarters, the Company’s loan loss analysis process can result in changes in allowance allocations between portfolio segments as the risk profiles and balance levels change for those segments. See “Management’s Discussion and Analysis – Financial Condition – Classified Loans and Non-Performing Assets” for further discussion regarding the economic climate in general in the central valley of California.

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

3rd Quarter 2011 vs. 3rd Quarter 2010
Non-interest income decreased $2.5 million or 58.9% for the three months ended September 30, 2011, compared to the same period of 2010. This decrease was due to: (1) a loss of $1.2 million on deferred compensation investments for the third quarter of 2011 when compared to a gain of $998,000 for the third quarter of 2010, and (2) a $324,000 decrease in service charges on deposit accounts, primarily NSF/OD fees.

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

Nine Months Ending September 30, 2011 vs. Nine Months Ending September 30, 2010
Non-interest income decreased $5.0 million or 38.1% for the nine months ended September 30, 2011 compared to the same period of 2010. This decrease was comprised of: (1) no gain on sale of investment securities during the first nine months of 2011 as compared to a $2.9 million gain during the same period in 2010; (2) a loss of $808,000 on deferred compensation investments for the first nine months of 2011 when compared to a gain of $463,000 for the same period of 2010; and (3) a $868,000 decrease in service charges on deposit accounts, primarily NSF/OD fees. These decreases were partially offset by a $148,000 increase in debit card and ATM fees.

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

3rd Quarter 2011 vs. 3rd Quarter 2010
Non-interest expense decreased $1.8 million or 15.6% for the three months ended September 30, 2011, compared to the same period of 2010.  This decrease was primarily comprised of: (1) a $1.2 million loss on deferred compensation investments for the third quarter of 2011 when compared to a gain of $998,000 for the third quarter of 2010; and (2) a $260,000 decrease in FDIC insurance premiums. These decreases were partially offset by a $445,000 increase in salaries & employee benefits, primarily due to officer raises that were effective April 1, 2011.

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

Nine Months Ending September 30, 2011 vs. Nine Months Ending September 30, 20010
Non-interest expense decreased $339,000 or 1.0% for the nine months ended September 30, 2011, compared to the same period of 2010.  This decrease was primarily comprised of: (1) a $808,000 loss on deferred compensation investment during the first nine months of 2011 as compared to a gain of $463,000 during the same period in 2010;  and (2) a $578,000 decrease in FDIC insurance premiums.  These decreases were partially offset by: (1) a $814,000 increase in salaries & employee benefits, primary due to officer raises that were effective April 1, 2011; and (2) a $493,000 increase in ORE holding costs.

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

Income Taxes
The provision for income taxes decreased to $3.7 million for the third quarter of 2011.  The Company’s effective tax rate decreased for the third quarter of 2011 and was 37.0% compared to 37.5% for the same period in 2010.

The provision for income taxes increased 0.3% to $9.5 million for the first nine months of 2011.  The Company’s effective tax rate decreased for the first nine months of 2011 and was 36.4% compared to 36.8% for the same period in 2010.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet for the nine-month period ending September 30, 2011 as compared to the year ended December 31, 2010 and to the nine-month period ending September 30, 2010. As previously discussed (see “Overview”) the Company’s financial condition is influenced by the seasonal banking needs of its agricultural customers.

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans. The debt securities in the Company’s investment portfolio have historically been comprised primarily of Mortgage-backed securities issued by federal government-sponsored entities, U.S. Government Agencies and high grade bank-qualified municipals.

The Company’s investment portfolio at September 30, 2011 was $491.6 million, a decrease of $8.1 million since December 31, 2010 and an increase of $72.6 million since September 30, 2010. The investment portfolio has increased over the past year as deposit growth has exceeded loan growth. The mix of the investment portfolio has changed over the past two years. To protect against future increases in market interest rates, the Company has reduced the weighted average maturity on its investment portfolio by selling primarily longer term (30 year) mortgage-backed securities and reinvesting in lower yielding, shorter term U.S. agency securities and shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company's total investment portfolio currently represents 26.1% of the Company’s total assets as compared to 27.1% at December 31, 2010 and 23.6% at September 30, 2010.

As of September 30, 2011 the Company held $65.9 million of municipal investments, of which $51.4 million were bank-qualified municipal bonds, all classified as held-to-maturity. No purchases of bank-qualified municipal bonds have been made for several years, but the continuing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers, have increased the overall risk associated with bank-qualified municipal bonds. As of September 30, 2011 over eighty percent of the Company’s bank-qualified municipal bonds have an underlying credit rating, and all of these ratings are “investment grade.” For those bonds in the portfolio that are not rated, the Company monitors the status of these issuers and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during the first nine months of 2011. Average interest bearing deposits with banks for the nine-months ended September 30, 2011, was $35.9 million compared to $38.5 million for the nine-months ended September 30, 2010.

The Company classifies its investments as held-to-maturity, trading or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, 2011, December 31, 2010 and September 30, 2010 there were no securities in the trading portfolio. Securities classified as available-for-sale include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

The Company's loan portfolio at September 30, 2011 decreased $13.4 million or 1.1% from September 30, 2010 and increased $1.5 million or 0.1% from December 31, 2010, largely a reflection of the continue slowdown in the overall economy which has affected commercial real estate and real estate construction loan demand. The following table sets forth the distribution of the loan portfolio by type and percent as of the periods indicated.

Loan Portfolio	September 30, 2011		December 31, 2010		September 30, 2010
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$302,980	25.7%	$318,341	27.0%	$317,811	26.7%
Agricultural Real Estate	284,149	24.1%	254,575	21.6%	253,059	21.2%
Real Estate Construction	28,979	2.5%	37,486	3.2%	40,510	3.4%
Residential 1st Mortgages	104,130	8.8%	103,574	8.8%	104,874	8.8%
Home Equity	52,451	4.4%	58,971	5.0%	61,333	5.1%
Agricultural	219,670	18.6%	231,150	19.6%	229,330	19.2%
Commercial	180,329	15.3%	165,263	14.0%	177,382	14.9%
Consumer & Other	6,879	0.6%	8,712	0.8%	8,631	0.7%
Total Gross Loans	1,179,567	100.0%	1,178,072	100.0%	1,192,930	100.0%
Less: Unearned Income	2,062		2,070		2,058
Subtotal	1,177,505		1,176,002		1,190,872
Less: Allowance for Loan Losses	32,963		32,261		32,006
Net Loans	$1,144,542		$1,143,741		$1,158,866

Classified Loans and Non-Performing Assets
All loans are assigned a credit risk grade using grading standards developed by bank regulatory agencies. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans and review the credit risk grades the Company places on loans. Loans that are judged to exhibit a higher risk profile are referred to as “classified loans”, and these loans receive increased management attention. As of September 30, 2011, classified loans totaled $44.6 million compared to $40.0 million at December 31, 2010 and $48.7 million at September 30, 2010.

The following table shows the loan portfolio allocated by management’s internal risk ratings at September 30, 2011 and December 31, 2010. There were no loans outstanding at September 30, 2011 and December 31, 2010 rated doubtful or loss. (in thousands)

September 30, 2011	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$260,662	$15,482	$24,774	$300,918
Agricultural Real Estate	259,428	19,315	5,406	284,149
Real Estate Construction	20,781	3,217	4,981	28,979
Residential 1st Mortgages	101,230	1,503	1,397	104,130
Home Equity	51,559	-	892	52,451
Agricultural	202,323	12,285	5,062	219,670
Commercial	172,702	5,971	1,656	180,329
Consumer & Other	6,479	-	400	6,879
Total	$1,075,164	$57,773	$44,568	$1,177,505

December 31, 2010	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$281,868	$9,846	$24,557	$316,271
Agricultural Real Estate	237,127	14,563	2,885	254,575
Real Estate Construction	27,734	3,217	6,535	37,486
Residential 1st Mortgages	100,709	1,099	1,766	103,574
Home Equity	58,632	-	339	58,971
Agricultural	218,165	11,521	1,464	231,150
Commercial	160,045	2,965	2,253	165,263
Consumer & Other	8,498	-	214	8,712
Total	$1,092,778	$43,211	$40,013	$1,176,002

Increases of $19.1 million in special mention and substandard loans since December 31, 2010 occurred substantially in the agricultural, and agricultural real estate categories. This change was primarily due to stresses in the dairy industry from the cumulative impact of a combination of: (1) low milk prices during 2009 and the first nine months of 2010 (prices have improved substantially over the past 12 months); and (2) high feed prices.

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

Non-Accrual Loans - Accrual of interest on loans is generally discontinued when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of September 30, 2011, non-accrual loans totaled $4.7 million, a decrease of $644,000 over December 31, 2010. There were no loans past due 90 days or more that were accruing.

Restructured Loans - A restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan on accrual. As of September 30, 2011, restructured loans on accrual totaled $4.2 million as compared to $27.6 million as of December 31, 2010. This decline was primarily a result of multiple commercial real estate and real estate construction loans to one borrower that totaled $24.5 million as of December 31, 2010 no longer being classified as a TDR since they were restructured at a market rate in a prior calendar year and are currently in compliance with their modified terms.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements. The Company reported $3.5 million of ORE at September 30, 2011, $8.0 million at December 31, 2010, and $9.5 million at September 30, 2010. The September 30, 2011 carrying value of $3.5 million is net of a $3.6 million reserve for ORE valuation adjustments. The December 31, 2010 carrying value of $8.0 million is net of a $3.7 million reserve for ORE valuation adjustments and the September 30, 2010 carrying value of $9.5 million is net of a $3.4 million reserve for ORE valuation adjustments. ORE decreased $4.5 million since December 31, 2010 due to the sale of several commercial properties.

The following table sets forth the amount of the Company's non-performing loans (defined as non-accrual loans plus accruing loans past due 90 days or more) and ORE as of the dates indicated.

Non-Performing Assets (in thousands)	September 30, 2011	Dec. 31, 2010	September 30, 2010
Non-Performing Loans	$4,664	$5,308	$7,469
Other Real Estate	3,513	8,039	9,510
Total	$8,177	$13,347	$16,979

Non-Performing Loans as a % of Total Loans	0.40%	0.45%	0.63%
Non-Performing Assets as a % of Total Assets	0.43%	0.72%	0.96%
Restructured Loans (Performing)	$4,169	$27,652	$29,196

Although management believes that non-performing loans are generally well-secured and that potential losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $1.7 million, $601,000, and $2.4 million have been established for non-performing loans at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Foregone interest income on non-accrual loans which would have been recognized, if all such loans had been current in accordance with their original terms, totaled $403,000 for the nine months ended September 30, 2011, $356,000 for the twelve months ended December 31, 2010, and $307,000 for the nine months ended September 30, 2010.

Except for those classified and non-performing loans discussed above, the Company’s management is not aware of any loans as of September 30, 2011, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. However, the Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in some areas. As a result of these conditions, borrowers who up until this time have been able to keep current in their payments may experience continuing deterioration in their overall financial condition, increasing the potential of default. See “Part I, Item 1A. Risk Factors” in the Company’s 2010 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base.  The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at September 30, 2011 have increased $88.9 million or 5.9% compared to September 30, 2010. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted deposit growth since September 30, 2010: (1) the Federal government’s decision to increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor (unlimited for non-interest bearing transaction accounts); and (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments), and this could impact future deposit growth.

Although total deposits have increased 5.9% since September 30, 2010, the Company’s focus has been on increasing low cost transaction and savings accounts which have grown at a much faster pace:

•	Demand and Interest-Bearing transaction accounts increased $67.8 million or 13.5% since September 30, 2010.

•	Savings and money market accounts have increased $89.9 million or 22.1% since September 30, 2010.

•
Time deposit accounts have decreased $68.9 million or 11.7% since September 30, 2010. This decline was the continuing result of an explicit pricing strategy adopted by the Company beginning in the second quarter of 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term agency securities or overnight Fed Funds. Beginning in April 2009 management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction, money market, and/or savings balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s strong deposit growth in transaction, savings and money market accounts, this time deposit decline has not presented any liquidity issues and it has significantly enhanced the Company’s net interest margin and earnings.

The Company's deposit balances at September 30, 2011 have increased $22.8 million or 1.5% compared to December 31, 2010, due primarily to increased savings and money market deposits of 9.7% or $44.1 million, and demand and interest–bearing transaction accounts of 5.8% or $31.3 million.  These increases were partially offset by decreased time deposits in the amount of $52.6 million or 9.2% since December 31, 2010.

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

FHLB Advances as of September 30, 2011 were $546,000 compared to $591,000 at December 31, 2010 and $606,000 at September 30, 2010. The average rate on FHLB advances during the first nine months of 2011 was 1.6% compared to 2.6% during the first nine months of 2010.

There were no amounts outstanding on the Company’s line of credit with the FRB as of September 30, 2011.

As of September 30, 2011 the Company has additional borrowing capacity of $196.3 million with the Federal Home Loan Bank and $276.0 million with the Federal Reserve Bank.  Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase totaled $60 million at September 30, 2011, December 31, 2010, and September 30, 2010.

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

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”). These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. Interest rates reset quarterly and were 3.20% as of September 30, 2011, 3.15% at December 31, 2010 and 3.14% at September 30, 2010. The average rate paid for these securities for the first nine months of 2011 was 3.18% compared to 3.24% for the first nine months of 2010. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $189.2 million at September 30, 2011, $173.2 million at December 31, 2010, and $176.3 million at September 30, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of September 30, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Total Capital to Risk Weighted Assets	$211,759	14.87%	$113,901	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	$193,773	13.61%	$56,951	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	$193,773	10.45%	$74,143	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Total Capital to Risk Weighted Assets	$211,577	14.86%	$113,874	8.0%	$142,343	10.0%
Tier 1 Capital to Risk Weighted Assets	$193,595	13.60%	$56,937	4.0%	$85,406	6.0%
Tier 1 Capital to Average Assets	$193,595	10.45%	$74,114	4.0%	$92,642	5.0%

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

During the third quarter of 2011 and 2010 the Company did not repurchase any shares. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $16.0 million.

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of September 30, 2011, the Company had entered into commitments with certain customers amounting to $282.7 million compared to $316.2 million at December 31, 2010 and $279.6 million at September 30, 2010.  Letters of credit at September 30, 2011, December 31, 2010 and September 30, 2010, were $5.4 million, $5.6 million and $6.4 million, respectively. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

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

Management believes that based upon the preceding methodology, and using information currently available, the allowance for loan losses at September 30, 2011 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would require increases in the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2011, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 1.06% if rates increase by 200 basis points and a decrease in net interest income of 0.35% if rates decline 100 basis points. Comparatively, at December 31, 2010, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 2.86% if rates increase by 200 basis points and an increase in net interest income of 0.14% if rates decline 100 basis points. All results are within the Company’s policy limits.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $86.0 million and repurchase lines of $100.0 million with major banks.  In addition, as of September 30, 2011 the Company has available borrowing capacity of $196.3 million at the Federal Home Loan Bank and $276.0 million at the Federal Reserve Bank.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the third quarter of 2011. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $16.0 million.

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

FARMERS & MERCHANTS BANCORP

Date: November 1, 2011	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2011	/s/ Stephen W. Haley

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