Form 10-K
period 2011-12-31
FARMERS & MERCHANTS BANCORP
filed 2012-03-15
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes  ☐ No  ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2011 (based on the last reported trade on June 30, 2011) was $311,769,600.

The number of shares of Common Stock outstanding as of February 29, 2012: 779,424

Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

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

PART I

Item 1. Business

General Development of the Business

August 1, 1916, marked the first day of business for Farmers & Merchants Bank of Lodi. The Bank incorporated under the laws of the State of California and was licensed by the California Department of Financial Institutions as a state-chartered bank. Farmers & Merchants’ first venture out of Lodi occurred when the Galt office opened in 1948. Shortly thereafter branches were opened in Linden, Modesto and South Sacramento. In 1957, the Bank’s name was changed to Farmers & Merchants Bank of Central California.

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

On March 10, 1999, the Company, pursuant to a reorganization, acquired all of the voting stock of Farmers & Merchants Bank of Central California (the “Bank”). The Company is a bank holding company incorporated in the State of Delaware and registered under the Bank Holding Company Act of 1956, as amended. The Company’s outstanding securities as of December 31, 2011, consisted of 779,424 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company’s principal asset.

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

Service Area

The Company services the mid Central Valley of California, including Sacramento, San Joaquin, Stanislaus and Merced counties, with 22 banking offices and two stand-alone ATM’s. This area encompasses:

•
Sacramento Metropolitan Statistical Area (MSA), with branches in Sacramento, Elk Grove and Galt. This MSA has a Population of 2.2 million and a Per Capita Income of approximately $41,000. The MSA includes significant employment in the following sectors: state and local government; agriculture; and trade, transportation and utilities. Unemployment currently stands at 12.0% and has increased 7.3% since 2006.

•
Stockton MSA, with branches in Lodi, Linden and Stockton. This MSA has a Population of 0.7 million and a Per Capita Income of approximately $32,000. The MSA includes significant employment in the following sectors: state and local government; agriculture; trade, transportation, and utilities; and education and health services. Unemployment currently stands at 17.1% and has increased 9.7% since 2006.

•
Modesto MSA, with branches in Modesto and Turlock. This MSA has a Population of 0.5 million and a Per Capita Income of approximately $33,000. The MSA includes significant employment in the following sectors: agriculture; trade, transportation and utilities; state and local government; and education and health services. Unemployment currently stands at 17.3% and has increased 9.4% since 2006.

•
Merced MSA with branches in Hilmar and Merced. This MSA has a Population of 0.3 million and a Per Capita Income of approximately $29,000. The MSA includes significant employment in the following sectors: agriculture; state and local government; and trade, transportation and utilities. Unemployment currently stands at 19.3% and has increased 9.9% since 2006.

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

Employees

At December 31, 2011, the Company employed a total of 312 full time equivalent employees. The Company believes that its employee relations are satisfactory.

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

The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company, subject to the prior notice and/or approval of the FRB, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

The Company is also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $33.5 million at December 31, 2011.

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

The current risk-based capital guidelines which apply to the Bank are based upon the 1988 capital accord of international Basel Committee referred to as “Basel I.” A new international accord, referred to as Basel II evolved from 2004 to 2006 out of the efforts to revise capital adequacy standards for internationally active banks.  In January 2009, the Basel Committee proposed to reconsider regulatory-capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to recent worldwide economic developments.

The Basel III standards, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. Federal banking regulators have recently issued proposed rules relating to the Basel III requirements.  In the proposed rule it is anticipated that the Basel III requirements will be applicable to all U.S. bank holding companies with consolidated assets of $50 billion or more and any nonbank financial firms that may be designated as systemically important companies.  The Company is uncertain as to what eventual effect this will have on a companies such as ourselves, with less than $50 billion in consolidated assets.  There is always the possibility that some of the Basel III requirements may be implemented by bank regulators for banks with less than $50 billion in consolidated assets as a “best practice.”

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

Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” institution must develop a capital restoration plan. At December 31, 2011, the Bank exceeded all of the required ratios for classification as “well capitalized.” It should be noted; however, that the Bank’s capital category is determined solely for the purpose of applying the federal banking agencies’ prompt corrective action regulations and the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

Through the later part of 2008 and into 2009 the number of bank failures began to rise significantly. This placed considerable strain on the DIF. As a result, on September 29, 2009 the FDIC adopted an Amended Restoration Plan to allow the DIF to return to a ratio of 1.15% within eight years. The FDIC also adopted  risk-based assessment rates beginning in January of 2011. On November 12, 2009 the FDIC also adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009, except for those institutions where the FDIC grants an exemption. The prepaid assessment was collected December 30, 2009, and resulted in a prepayment by the Bank of $7,258,000.

Under the Dodd-Frank Act, the minimum designated reserve ratio of the DIF increased from 1.15% to 1.35% of estimated insured deposits. Additionally, the Dodd-Frank Act revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. The new rule took effect for the quarter beginning April 1, 2011.

The Bank’s FDIC premiums were $1.5 million in 2011 compared to $2.3 million in 2010. Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

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

The Sarbanes-Oxley Act of 2002
This legislation addresses certain accounting oversight and corporate governance matters, including but not limited to:

•	required executive certification of financial presentations;

•	increased requirements for board audit committees and their members;

•	enhanced disclosure of controls and procedures and internal control over financial reporting;

•	enhanced controls over, and reporting of, insider trading; and

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

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

Consumer Protection Regulations
The Company’s lending activities are subject to a variety of statutes and regulations designed to protect consumers, including the Fair Credit Reporting Act, Equal Credit Opportunity Act, the Fair Housing Act, and the Truth-in-Lending Act.  Deposit operations are also subject to laws and regulations that protect consumer rights including Funds Availability, Truth in Savings, and Electronic Funds Transfers. Additional rules govern check writing ability on certain interest earning accounts and prescribe procedures for complying with administrative subpoenas of financial records. Additionally, a provision of the Federal Reserve Regulation E has been changed effective July 1, 2010 that puts restrictions on institutions assessing overdraft fees on consumer’s accounts relating to debit card usage or other forms of transfers.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform, Dodd-Frank Act, that implements significant changes to the regulation of the financial services industry, including provisions that, among other things:

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

Risks Associated With Our Business

Difficult Economic And Market Conditions Have Adversely Affected The Banking Industry - since the fourth quarter of 2007, the United States economy and the economy of the Central Valley of California, the Company’s primary market area, has experienced difficult economic and market conditions. This has been reflected in: (1) public sector financial stress, both at the local and statewide level (See “Item 1. Business – Service Area” - the State of California, a large employer in one of the Company’s market territories is experiencing a budget crisis that has yet to be solved); and (2) significant private sector business failures and job losses. In addition, over the past four years, the domestic and foreign financial markets, securities trading markets and economies generally have experienced significant turmoil including, without limitation, government takeovers of troubled institutions, government brokered mergers of such firms to avoid bankruptcy or failures, bankruptcies of securities trading firms and insurance companies, failures of financial institutions and securities brokerage firms, declines in real property values, and wide fluctuations in energy prices, all of which have contributed to reduced availability of credit for businesses and consumers, elevated foreclosures on residential and commercial properties, falling home prices, reduced liquidity and a lack of stability across the entire financial sector.

Despite the stability of our earnings over the last several years and the improvement in our asset quality during 2011, these recent events and the corresponding uncertainty in the economy and the financial markets may continue for the foreseeable future. The full extent of the repercussions to our nation’s, our state’s and our local economies in general and our business in particular; therefore, are not fully known at this time. Such events may have a negative effect on: (i) our ability to service our existing customers and attract new customers; (ii) the ability of our borrowers to operate their business as successfully as in the past; (iii) the financial security and net worth of our customers; and (iv) the ability of our customers to repay their loans with us in accordance with the terms thereof.

Recently Enacted Legislation And Other Measures Undertaken By The Treasury, The FRB And Other Governmental Agencies May Not Help Stabilize The U.S. Financial System Or Improve The Housing Market – Since 2008 the Federal Government has enacted many pieces of legislation designed to stabilize the economy and regulate the financial services industry. See “Item 1. Business – Supervision and Regulation – Recent Government Actions in Response to the Financial Crises.”

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

Nonperforming Assets Take Significant Time To Resolve And Adversely Affect Our Company’s Results Of Operations And Financial Condition - Nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. While we have tried to reduce our problem assets through workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which can be detrimental to the performance of other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future.

Our Allowance For Loan Losses May Not Be Adequate To Cover Actual Losses - A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence, or control.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision and Allowance for Credit Losses.” The allowance is funded from a provision for loan losses, which is a charge to our income statement. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for loan losses reflects our estimate of the probable losses in our loan portfolio at the relevant balance sheet date. Our allowance for loan losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and other economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates.

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

We Are Dependent On Real Estate And Further Downturns In The Real Estate Market Could Hurt Our Business - Although our regulators have determined that we do not have significant CRE concentration risk, a significant portion of our loan portfolio is dependent on real estate. See “Item 1. Business – Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms.” At December 31, 2011, real estate served as the principal source of collateral with respect to approximately 71% of our loan outstandings and 22% of loans outstanding were secured by production agricultural properties. A continuing decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

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

Sustained low levels of market interest rates could adversely affect our earnings. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine, in large part, the cost of funds for lending and investing and the yield earned on those loans and investments, both of which impact the Company’s net interest margin. Beginning in September 2007 the FRB implemented a series of rate reductions in response to the current state of the national economy and housing market as well as the volatility of financial markets. Rates have remained low ever since, and show no signs of significantly increasing in the near future. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, and prepaying their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our CRE and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan demand available in our market. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2012 and Beyond.”

Failure To Successfully Execute Our Strategy Could Adversely Affect Our Performance - Our financial performance and profitability depends on our ability to execute our corporate growth strategy. Continued growth however, may present operating and other problems that could adversely affect our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced. Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as the:

•	inability to maintain or increase net interest margin;

•	inability to control non-interest expense, including, but not limited to, rising employee and healthcare costs and the costs of regulatory compliance;

•	inability to maintain or increase non-interest income; and

•	continuing ability to expand through de novo branching or otherwise.

Economic Conditions In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses - Our retail and commercial banking operations are concentrated primarily in Sacramento, San Joaquin, Stanislaus and Merced Counties. See “Item 1. Business – Service Area.” As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area and this area has experienced a significant deterioration in real estate values. A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. This risk increases when the economy is weak as it is presently. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures; however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2012 and Beyond.”

This Company’s service areas can be significantly impacted by the seasonal and cyclical operations of the agricultural industry. As a result, the Company’s financial results can be influenced by the banking needs of its agricultural customers (e.g., generally speaking during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and the planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold). Additionally, although the Company’s loan portfolio is believed to be well diversified, at various times during 2011 approximately 37% of the Company’s loan balances were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, walnuts, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

Our Ability To Access Markets For Funding And Acquire And Retain Customers Could Be Adversely Affected By The Deterioration Of Other Financial Institutions Or The Financial Service Industry’s Reputation - Reputation risk is the risk to liquidity, earnings and capital arising from negative publicity regarding the financial services industry. The financial services industry continues to be featured in negative headlines about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government. These reports can be damaging to the industry’s image and potentially erode consumer confidence in insured financial institutions. Recent bank failures in California and throughout the United States have also had a negative impact. In addition, our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

Our Interest Expense May Increase Following The Repeal Of The Federal Prohibition On Payment Of Interest On Demand Deposits - The federal prohibition on the ability of financial institutions to pay interest on demand deposit accounts has been repealed. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if the Company begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our financial condition, net income and results of operations.

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

Deposit Insurance Assessments Could Increase At Any Time, Which Will Adversely Affect Profits - FDIC deposit insurance expense for the years 2011, 2010, and 2009 was $1.5 million, $2.3 million, and $2.5 million, respectively. The FDIC has recently changed its methodology for calculating deposit premiums, See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” While FDIC deposit insurance assessments decreased in 2011, they remain well above the pre-recession level of $144,000 the Company paid in 2007, and additional increases could take place at any time due to continuing strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures. Any increases could have adverse effects on the operating expenses and results of operations of the Company.

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

New Legislative And Regulatory Proposals May Affect Our Operations And Growth - Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, banks and other financial institutions and companies that control such institutions are frequently raised in the U.S. Congress, the California legislature and before bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes, including EESA, ARRA, HASP and the Dodd-Frank Act, might have on us or our subsidiaries are impossible to determine. Similarly, proposals to change the accounting treatment applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other appropriate authorities. The likelihood and impact of any additional future changes in law or regulation and the impact such changes might have on us or the Bank are impossible to determine at this time. See “Item 1. Business – Supervision and Regulation – Recent Government Actions in Response to the Financial Crises.”

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

Item 2. Properties

Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in twenty-two branch locations in the Company's service area. Of the twenty-two branches, sixteen are owned and six are leased. The expiration of these leases occurs between the years 2012 and 2016. See Note 19 located in “Item 8. Financial Statements and Supplementary Data.”

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

Item 4. Mine Safety Disclosures

Not Applicable

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

The following table summarizes the actual high, low, and close sale prices for the Company's common stock since the first quarter of 2010. These figures are based on activity posted on the OTC Bulletin Board and on private transactions between individual stockholders that are reported to the Company.

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2011	Fourth quarter	$400	$345	$400	$6.10
	Third quarter	425	360	375	-
	Second quarter	410	383	410	5.65
	First quarter	425	400	400	-

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2010	Fourth quarter	$425	$400	$415	$6.00
	Third quarter	425	400	415	-
	Second quarter	450	355	380	5.35
	First quarter	385	355	380	-

As of January 31, 2012, there were approximately 1,483 stockholders of record of the Company’s common stock.

The Company and, before the Company was formed, the Bank, have paid cash dividends for the past 77 consecutive years. There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank under state and federal laws. See “Item 1. Business – Supervision and Regulation.”

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

The following table indicates the number of shares repurchased by the Company during the fourth quarter of 2011.

Period	Number of Shares	Average Price per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 2011	-	-	-	$16,015,500
November 2011	1,725	$374	-	16,015,500
December 2011	-	-	-	16,015,500
Total	1,725	$374	-	$16,015,500

The above shares were not repurchased under the Stock Repurchase Program. They were purchased on the open market for the purpose of investing contributions previously made to the Equity Component of the Executive Retirement Plan. See Note 16 located in “Item 8. Financial Statements and Supplementary Data” for further information on the Executive Retirement Plan.

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

Performance Graphs

The following graph compares the Company’s cumulative total stockholder return on common stock from December 31, 2006 to December 31, 2011 to that of: (i) the Morningstar Banks Index - Regional (US) Industry Group; and (ii) the cumulative total return of the New York Stock Exchange market index. The graph assumes an initial investment of $100 on December 31, 2006 and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTC Bulletin Board and on private transactions between individual stockholders that are reported to the Company. This data was furnished by Morningstar, Inc.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933.

Item 6. Selected Financial Data

Farmers & Merchants Bancorp
Five Year Financial Summary of Operations
(in thousands except per share data)

Summary of Income:	2011	2010	2009	2008	2007
Total Interest Income	$82,354	$84,461	$91,314	$93,208	$95,775
Total Interest Expense	7,974	9,685	16,331	24,784	32,225
Net Interest Income	74,380	74,776	74,983	68,424	63,550
Provision for Loan Losses	6,775	14,735	15,420	7,998	1,495
Net Interest Income After Provision for Loan Losses	67,605	60,041	59,563	60,426	62,055
Total Non-Interest Income	12,274	17,185	18,194	16,064	15,455
Total Non-Interest Expense	45,028	43,939	46,429	40,103	41,945
Income Before Income Taxes	34,851	33,287	31,328	36,387	35,565
Provision for Income Taxes	12,642	12,169	11,315	13,597	12,870
Net Income	$22,209	$21,118	$20,013	$22,790	$22,695
Balance Sheet Data:
Total Assets	$1,919,684	$1,841,491	$1,781,014	$1,684,437	$1,519,172
Loans	1,163,078	1,176,002	1,212,718	1,177,364	1,140,969
Allowance for Loan Losses	33,017	32,261	29,813	20,034	18,483
Investment Securities	542,912	493,581	435,166	363,729	247,637
Deposits	1,626,197	1,566,503	1,498,124	1,432,702	1,310,790
Federal Home Loan Bank Advances	530	591	20,149	703	28,954
Shareholders' Equity	189,346	173,241	164,727	156,545	143,418

Selected Ratios:
Return on Average Assets	1.19%	1.19%	1.15%	1.44%	1.56%
Return on Average Equity	12.10%	12.25%	12.33%	15.23%	16.26%
Dividend Payout Ratio	41.24%	41.93%	42.95%	36.99%	34.51%
Average Loans to Average Deposits	74.48%	79.03%	80.12%	84.16%	86.86%
Average Equity to Average Assets	9.85%	9.74%	9.34%	9.46%	9.60%
Period-end Shareholders' Equity to Total Assets	9.86%	9.41%	9.25%	9.29%	9.44%

Per Share Data:
Net Income (1)	$28.49	$27.05	$25.57	$28.69	$28.05
Cash Dividends Per Share	$11.75	$11.35	$11.00	$10.65	$9.70

(1)	Based on the weighted average number of shares outstanding of 779,424, 780,619, 782,754, 794,239, and 809,057 for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

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

The Five-Year Period: 2007 through 2011
For much of 2007 the economy was strong, the stock market rising and individuals and businesses doing well. Then in October 2007 the financial markets started what would become a major adjustment and an economic recession began that continues even today in the Central Valley of California. The Central Valley has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in many areas.

Despite this difficult economic environment, in management’s opinion, the Company’s operating performance was exceptionally strong throughout this timeframe.

(in thousands, except per share data)
Financial Performance Indicator	2011	2010	2009	2008	2007

Net Income	$22,209	$21,118	$20,013	$22,790	$22,695

Total Assets	$1,919,684	$1,841,491	$1,781,014	$1,684,437	$1,519,172
Total Loans	$1,163,078	$1,176,002	$1,212,718	$1,177,364	$1,140,969
Total Deposits	$1,626,197	$1,566,503	$1,498,124	$1,432,702	$1,310,790
Total Shareholders’ Equity	$189,346	$173,241	$164,727	$156,545	$143,418
Total Consolidated Risk-Based Capital Ratio	14.86%	13.82%	12.48%	12.59%	12.21%

Non-Performing Loans as a % of Total Loans	0.35%	0.45%	0.76%	0.45%	0.01%
Net Charge-Offs to Average Loans	0.51%	1.04%	0.48%	0.57%	0.10%
Loan Loss Allowance as a % of Total Loans	2.83%	2.74%	2.45%	1.70%	1.62%

Return on Average Assets	1.19%	1.19%	1.15%	1.44%	1.56%
Return on Average Equity	12.10%	12.25%	12.33%	15.23%	16.26%
Earnings Per Share	$28.49	$27.05	$25.57	$28.69	$28.05
Cash Dividends Per Share	$11.75	$11.35	$11.00	$10.65	$9.70
Cash Dividends Declared	$9,158	$8,855	$8,596	$8,430	$7,831
# Shares Repurchased During Year	-	1,520	6,016	13,152	11,821
Average Share Price of Repurchased Shares	-	$400	$387	$449	$460
High Stock Price – Fourth Quarter	$400	$425	$425	$450	$460
Low Stock Price – Fourth Quarter	$345	$400	$325	$385	$381
Closing Stock Price – Fourth Quarter	$400	$415	$380	$420	$460

Although the Company was not entirely immune to the pressures that a struggling economy brought to bear, management believes that the Company’s performance compared very favorably to its peer banks during the five-year period ending December 31, 2011:

•	Net income totaled $108.8 million and never dropped below $20 million in any single year.

•	Return on Average Assets never dropped below 1.15% in any single year.

•	Total assets increased 36.0% to $1.9 billion.

•	Total loans increased 11.1% to $1.2 billion.

•	Total deposits increased 35.7% to $1.6 billion.

More recently:

•
In 2011, the Company earned $22.2 million for a return on average assets of 1.19%, and our return on average assets averaged 1.31% over the five-year period. Importantly, these strong results were generated at the same time the Company strengthened its loan loss allowance by $14.9 million, to $33.0 million or 2.84% of total loans.

•
In 2011, the Company increased its cash dividend per share by 3.5% over 2010 levels, and our strong financial performance allowed us to increase dividends every year during this five-year period, even as many banks eliminated or significantly reduced their dividends.

•
The Company’s risk based capital ratio was 14.86% at December 31, 2011, and the Company achieved the highest regulatory classification of “well capitalized” in each of the five years. See “Financial Condition – Capital.”

•
Despite economic conditions in the Company’s local markets, the Company’s asset quality remains very strong compared to peer banks at the present time, when measured by: (1) net charge-offs of 0.54% of average loans during this five-year period; and (2) non-performing loans totaling 0.35% of total loans at December 31, 2011. See “Results of Operations – Provision and Allowance for Loan Losses” and “Financial Condition – Classified Loans and Non-Performing Assets.”

As a result of this strong earnings performance, capital position, and asset quality, stockholders have benefited well in excess of overall bank and bank holding company stock market returns over the past five years:

•	Cash dividends per share have increased 37.4% since 2006, and totaled $54.45 per share over the five-year period.

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

Looking Forward: 2012 and Beyond

In management’s opinion, the following key issues will influence the financial results of the Company in 2012 and future years:

•
The Company’s earnings are heavily dependent on its net interest margin, which is sensitive to both changes in market interest rates and competitor pricing strategies. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

-
During the third quarter of 2007, the FRB began decreasing short-term market rates, resulting in pressure on the Company’s net interest margin, which declined from 4.89% in the second quarter of 2007 to 4.26% for the fourth quarter of 2011. Market rates remain low, and the FRB has recently stated that they expect them to remain that way well into 2014, placing continued downward pressure on the Company’s net interest margin.

-
The Company’s net interest margin has come under pressure from aggressive competitor pricing strategies for both loans and deposits to which the Company needs to respond in order to retain key customers.

-	The Company expects both of these factors to push net interest margin lower in 2012.

•
The Company’s results can be significantly influenced by changes in the credit quality of its borrowers. Non-performing loans totaled $4.1 million or 0.35% of total loans at December 31, 2011. Management believes based on information currently available that these levels are adequately covered by the Company’s $33.0 million allowance for loan losses as of December 31, 2011. See “Results of Operations - Provision and Allowance for Loan Losses” and “Financial Condition – Classified Loans and Non-Performing Assets.” The Company’s provision for loan losses was $6.8 million in 2011, a significant decrease from $14.7 million in 2010 and $15.4 million in 2009, but still remains above the pre-recession levels of $1.5 million in 2007. Given the continued recessing economy in the Central Valley of California, many of the Company’s borrowers continue to feel the impact of the recession. See “Item 1A. Risk Factors.”

•
FDIC deposit insurance expense for the years 2011, 2010, and 2009 was $1.5 million, $2.3 million, and $2.5 million, respectively. The FDIC has recently changed its methodology for calculating deposit premiums. See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” While FDIC deposit insurance assessments decreased in 2011, they remain well above the pre-recession level of $144,000 the Company paid in 2007, and additional increases could take place at any time due to continuing strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures. Any increases could have adverse effects on the operating expenses and results of operations of the Company.

•
Congress and the Obama Administration have implemented, or are preparing to implement, broad changes to the regulation of consumer financial products and the financial services industry as a whole. These changes could significantly affect the Company’s product offerings, pricing and profitability in areas such as debit and credit cards, home mortgages and deposit service charges, particularly fees associated with the Company’s Overdraft Privilege Service. See “Results of Operations – Non-Interest Income.”

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ performance during each of the years in the three-year period ended December 31, 2011, and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying financial statements.

Net Interest Income/Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the years ending 2011, 2010, and 2009. Average balance amounts for assets and liabilities are the computed average of daily balances.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2011
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$46,694	$117	0.25%
Investment Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	201,666	2,292	1.14%
Municipals - Non-Taxable	5,981	451	7.53%
Mortgage Backed Securities	229,292	7,102	3.10%
Other	329	10	3.04%
Total Investment Securities Available-for-Sale	437,268	9,855	2.25%

Investment Securities Held-to-Maturity
Municipals - Non-Taxable	60,161	3,470	5.77%
Mortgage Backed Securities	1,701	65	3.82%
Other	2,264	21	0.93%
Total Investment Securities Held-to-Maturity	64,126	3,556	5.55%

Loans
Real Estate	720,402	45,146	6.27%
Home Equity	54,964	3,198	5.82%
Agricultural	215,001	12,013	5.59%
Commercial	173,837	9,345	5.38%
Consumer	7,338	465	6.34%
Other	243	13	5.35%
Total Loans	1,171,785	70,180	5.99%
Total Earning Assets	1,719,873	$83,707	4.87%

Unrealized Gain on Securities Available-for-Sale	5,172
Allowance for Loan Losses	(32,651)
Cash and Due From Banks	30,808
All Other Assets	140,902
Total Assets	$1,864,104

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$206,572	$249	0.12%
Savings and Money Market	488,540	1,586	0.32%
Time Deposits	543,547	3,627	0.67%
Total Interest Bearing Deposits	1,238,659	5,462	0.44%
Securities Sold Under Agreement to Repurchase	60,000	2,148	3.58%
Other Borrowed Funds	1,816	33	1.82%
Subordinated Debt	10,310	330	3.20%
Total Interest Bearing Liabilities	1,310,785	$7,973	0.61%
Interest Rate Spread			4.26%
Demand Deposits	334,698
All Other Liabilities	35,085
Total Liabilities	1,680,568
Shareholders' Equity	183,536
Total Liabilities & Shareholders' Equity	$1,864,104
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.14%
Net Interest Income and Margin on Total Earning Assets		75,734	4.40%
Tax Equivalent Adjustment		(1,354)
Net Interest Income		$74,380	4.32%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $2.3 million for the year ended December 31, 2011. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2010
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$37,909	$91	0.24%
Investment Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	179,442	2,438	1.36%
Municipals - Non-Taxable	6,801	520	7.64%
Mortgage Backed Securities	153,269	6,345	4.14%
Other	4,120	30	0.73%
Total Investment Securities Available-for-Sale	343,632	9,333	2.72%

Investment Securities Held-to-Maturity
Municipals - Non-Taxable	63,602	3,682	5.79%
Mortgage Backed Securities	2,893	111	3.84%
Other	2,022	46	2.27%
Total Investment Securities Held-to-Maturity	68,517	3,839	5.60%

Loans
Real Estate	716,558	45,438	6.34%
Home Equity	63,025	3,711	5.89%
Agricultural	214,614	12,827	5.98%
Commercial	175,991	10,184	5.79%
Consumer	9,277	469	5.06%
Other	249	14	5.62%
Total Loans	1,179,714	72,643	6.16%
Total Earning Assets	1,629,772	$85,906	5.27%

Unrealized Gain on Securities Available-for-Sale	7,572
Allowance for Loan Losses	(32,133)
Cash and Due From Banks	29,950
All Other Assets	133,582
Total Assets	$1,768,743

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$174,741	$222	0.13%
Savings and Money Market	441,289	1,954	0.44%
Time Deposits	575,516	4,992	0.87%
Total Interest Bearing Deposits	1,191,546	7,168	0.60%
Securities Sold Under Agreement to Repurchase	60,000	2,148	3.58%
Other Borrowed Funds	1,223	36	2.94%
Subordinated Debt	10,310	333	3.23%
Total Interest Bearing Liabilities	1,263,079	$9,685	0.77%
Interest Rate Spread			4.50%
Demand Deposits	301,250
All Other Liabilities	32,082
Total Liabilities	1,596,411
Shareholders' Equity	172,332
Total Liabilities & Shareholders' Equity	$1,768,743
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.17%
Net Interest Income and Margin on Total Earning Assets		76,221	4.68%
Tax Equivalent Adjustment		(1,445)
Net Interest Income		$74,776	4.59%
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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2009
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$36,767	$96	0.26%
Investment Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	59,760	1,036	1.73%
Municipals - Non-Taxable	9,194	704	7.66%
Mortgage Backed Securities	243,280	12,100	4.97%
Other	8,312	42	0.51%
Total Investment Securities Available-for-Sale	320,546	13,882	4.33%

Investment Securities Held-to-Maturity
Municipals - Non-Taxable	64,121	3,717	5.80%
Mortgage Backed Securities	4,365	167	3.83%
Other	1,991	51	2.56%
Total Investment Securities Held-to-Maturity	70,477	3,935	5.58%

Loans
Real Estate	697,377	45,555	6.53%
Home Equity	65,802	3,984	6.05%
Agricultural	208,678	12,684	6.08%
Commercial	200,560	11,902	5.93%
Consumer	10,666	762	7.14%
Other	1,077	14	1.30%
Total Loans	1,184,160	74,901	6.33%
Total Earning Assets	1,611,950	$92,814	5.76%

Unrealized Gain on Securities Available-for-Sale	9,467
Allowance for Loan Losses	(23,396)
Cash and Due From Banks	31,373
All Other Assets	109,461
Total Assets	$1,738,855

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$155,000	$308	0.20%
Savings and Money Market	392,770	2,569	0.65%
Time Deposits	652,787	10,869	1.67%
Total Interest Bearing Deposits	1,200,557	13,746	1.14%
Securities Sold Under Agreement to Repurchase	60,000	2,148	3.58%
Other Borrowed Funds	1,817	40	2.20%
Subordinated Debt	10,310	397	3.85%
Total Interest Bearing Liabilities	1,272,684	$16,331	1.28%
Interest Rate Spread			4.47%
Demand Deposits	277,398
All Other Liabilities	26,414
Total Liabilities	1,576,496
Shareholders' Equity	162,359
Total Liabilities & Shareholders' Equity	$1,738,855
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.27%
Net Interest Income and Margin on Total Earning Assets		76,483	4.74%
Tax Equivalent Adjustment		(1,500)
Net Interest Income		$74,983	4.65%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.5 million for the year ended December 31, 2009. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Interest and Rates on a Taxable Equivalent Basis)	2011 versus 2010
(in thousands)	Amount of Increase
	(Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$22	$4	$26

Investment Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	281	(427)	(146)
Municipals - Non-Taxable	(62)	(7)	(69)
Mortgage Backed Securities	2,622	(1,865)	757
Other	(47)	27	(20)
Total Investment Securities Available-for-Sale	2,794	(2,272)	522

Investment Securities Held-to-Maturity
Municipals - Non-Taxable	(199)	(14)	(213)
Mortgage Backed Securities	(46)	-	(46)
Other	5	(30)	(25)
Total Investment Securities Held-to-Maturity	(240)	(44)	(284)

Loans:
Real Estate	243	(535)	(292)
Home Equity	(469)	(44)	(513)
Agricultural	23	(837)	(814)
Commercial	(124)	(715)	(839)
Consumer	(109)	105	(4)
Other	-	(1)	(1)
Total Loans	(436)	(2,027)	(2,463)
Total Earning Assets	2,140	(4,339)	(2,199)

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	38	(11)	27
Savings and Money Market	193	(561)	(368)
Time Deposits	(265)	(1,100)	(1,365)
Total Interest Bearing Deposits	(34)	(1,672)	(1,706)
Other Borrowed Funds	14	(17)	(3)
Subordinated Debt	-	(3)	(3)
Total Interest Bearing Liabilities	(20)	(1,692)	(1,712)
Total Change	$2,160	$(2,647)	$(487)
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Interest and Rates on a Taxable Equivalent Basis)	2010 versus 2009
(in thousands)	Amount of Increase
	(Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$3	$(8)	$(5)
Investment Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	1,670	(268)	1,402
Municipals - Non-Taxable	(183)	(1)	(184)
Mortgage Backed Securities	(3,960)	(1,795)	(5,755)
Other	(27)	15	(12)
Total Investment Securities Available-for-Sale	(2,500)	(2,049)	(4,549)

Investment Securities Held-to-Maturity
Municipals - Non-Taxable	(30)	(5)	(35)
Mortgage Backed Securities	(56)	-	(56)
Other	1	(6)	(5)
Total Investment Securities Held-to-Maturity	(85)	(11)	(96)

Loans:
Real Estate	1,235	(1,352)	(117)
Home Equity	(166)	(107)	(273)
Agricultural	357	(214)	143
Commercial	(1,428)	(290)	(1,718)
Consumer	(90)	(203)	(293)
Other	(18)	18	-
Total Loans	(110)	(2,148)	(2,258)
Total Earning Assets	(2,692)	(4,216)	(6,908)

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	35	(121)	(86)
Savings and Money Market	289	(904)	(615)
Time Deposits	(1,164)	(4,713)	(5,877)
Total Interest Bearing Deposits	(840)	(5,738)	(6,578)
Other Borrowed Funds	(15)	11	(4)
Subordinated Debt	-	(64)	(64)
Total Interest Bearing Liabilities	(855)	(5,791)	(6,646)
Total Change	$(1,837)	$1,575	$(262)
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

2011 Compared to 2010
Net interest income decreased 0.53% to $74.4 million during 2011. On a fully tax equivalent basis, net interest income decreased 0.64% and totaled $75.7 million during 2011 compared to $76.2 million for 2010. As more fully discussed below, the decrease in net interest income was primarily due to a decrease in the net interest margin, offset somewhat by growth in average earning assets.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2011, the Company’s net interest margin was 4.40% compared to 4.68% in 2010. This decrease in net interest margin was due primarily to a decrease in loans as a percentage of total earning assets combined with lower yields on all earning assets.

Loans, generally the Company’s highest earning assets, decreased $12.9 million as of December 31, 2011, compared to December 31, 2010. See “Financial Condition – Loans” for further discussion of this decrease. On an average balance basis, loans decreased by $7.9 million for the year ended December 31, 2011. Loans decreased from 72.4% of average earning assets during 2010 to 68.1% in 2011. As a result of the impact of decreases in market interest rates from mid-September 2007 through December 2008, and the continuing low rate environment since then, the year-to-date yield on the loan portfolio declined to 5.99% for the year ended December 31, 2011, compared to 6.16% for the year ended December 31, 2010. The decrease in loan balances combined with the lower yield resulted in interest revenue from loans decreasing 3.4% to $70.2 million for 2011. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. The Company invests primarily in: (1) mortgage-backed securities issued by government-sponsored entities; (2) debt securities issued by government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is generally less than that of loans. Importantly, the Company never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC,” securities that caused many banks to incur losses in recent years.

Average investment securities increased $89.2 million in 2011 compared to the average balance during 2010. As of year-end 2011 investment securities were $49.3 million greater than at year-end 2010. As a result, tax equivalent interest income on securities increased $238,000 to $13.4 million for the year ended December 31, 2011, compared to $13.2 million for the year ended December 31, 2010. The average yield, on a tax equivalent basis, in the investment portfolio was 2.7% in 2011 compared to 3.2% in 2010. This decrease in yield was primarily due to: (1) the sale of higher yielding mortgage-backed securities in early 2010; and (2) a decline in market interest rates.  See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2011.  Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. The FRB currently pays interest on the deposits that banks maintain in their FRB account, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during 2011 and 2010. These balances earn interest at the Fed Funds rate, which has been 0.25% since December, 2008.  Average interest bearing deposits with banks for the year ended December 31, 2011 was $46.7 million, an increase of $8.8 million from the average balance for the year ended December 31, 2010.

Average interest-bearing liabilities increased $47.7 million or 3.8% during the twelve months ended December 31, 2011. Of that increase: (1) interest-bearing deposits increased $47.1 million; (2) FHLB Advances increased $593,000; and (3) securities sold under agreement to repurchase and subordinated debt remained unchanged.

The $47.1 million increase in average interest-bearing deposits was primarily in lower cost interest bearing DDA, and savings and money market deposits, which increased $79.1 million since 2010, as higher cost time deposits decreased by $32.0 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $5.5 million for 2011 as compared to $7.2 million for 2010. As a result of the impact of decreases in market interest rates from mid September 2007 through December 2008, and the continuing low rate environment since then. The average rate paid on interest-bearing deposits was 0.44% in 2011 and 0.60% in 2010. Since most of the Company’s interest bearing deposits are priced off of short-term market rates, the Company is benefiting from the impact of these lower market rates. The Company anticipates that this decline in deposit rates, if any, will be much more modest in 2012. See “Overview – Looking Forward: 2012 and Beyond” for a discussion of factors impacting the Company’s future deposit rates and their impact on net interest margin.

Section 627 of the Dodd-Frank Act repealed Regulation Q effective July 21, 2011, thereby eliminating the prohibition on the payment of interest on demand deposits.  The impact of this change on the Company’s future cost of deposits, particularly business checking accounts, cannot yet be determined.

2010 Compared to 2009
Net interest income decreased 0.3% to $74.8 million during 2010. On a fully tax equivalent basis, net interest income decreased 0.3% and totaled $76.2 million during 2010 compared to $76.5 million for 2009. As more fully discussed below, the decrease in net interest income was primarily due to a decrease in the net interest margin.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2010, the Company’s net interest margin was 4.68% compared to 4.74% in 2009. This decrease in net interest margin was due primarily to: (1) a decline in loans as a percentage of total earning assets; (2) a drop in mortgage backed securities as a percentage of total investment securities; and (3) a decline in the average yield on government agency & government-sponsored entity securities as maturing amounts were reinvested at rates below those rates available 12-24 months ago.

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

The investment portfolio is the other main component of the Company’s earning assets. The Company invests primarily in: (1) mortgage-backed securities issued by government-sponsored entities; (2) debt securities issued by government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. Since the risk factor for these types of investments is significantly lower than that of loans, the yield earned on investments is generally less than that of loans. Importantly, the Company never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC,” securities that caused many banks to incur losses in recent years.

Average investment securities increased $21.1 million in 2010 compared to the average balance during 2009. As of year-end 2010 investment securities were $58.4 million greater than at year-end 2009. In order to reduce the Company’s exposure to rising market interest rates, during 2010 the mix of investment securities was shifted away from longer-term higher yielding mortgage backed securities to shorter-term lower yielding government agency and government-sponsored entity securities. As a result, tax equivalent interest income on securities decreased $4.6 million to $13.2 million for the year ended December 31, 2010, compared to $17.8 million for the year ended December 31, 2009. The average yield, on a tax equivalent basis, in the investment portfolio was 3.2% in 2010 compared to 4.5% in 2009. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. The FRB currently pays interest on the deposits that banks maintain in their FRB account, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during 2010 and 2009. These balances earn interest at the Fed Funds rate, which has been 0.25% since December, 2008. Average interest bearing deposits with banks for the year ended December 31, 2010 was $37.9 million, an increase of $1.1 million from the average balance for the year ended December 31, 2009.

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

Allowance for Loan Losses
The allowance for loan losses is an estimate of probable incurred credit losses inherent in the Company's loan portfolio as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans collectively evaluated for impairment.

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

Generally, the Company will not restructure loans for customers unless: (i) the existing loan is brought current as to principal and interest payments; and (ii) the restructured loan can be underwritten to reasonable underwriting standards. If these standards are not met other actions will be pursued (e.g., foreclosure) to collect outstanding loan amounts. After restructure a determination is made whether the loan will be kept on accrual status based upon the underwriting and historical performance of the restructured credit.

The determination of the general reserve for loans that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company's service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include: (1) commercial real estate, (2) agricultural real estate, (3) real estate construction (including land and development loans), (4) residential 1st mortgages, (5) home equity lines and loans, (6) agricultural, (7) commercial, and (8) consumer & other. See “Financial Condition – Loans” for examples of loans made by the Company. The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

The Company assigns a risk rating to all loans and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. A credit grade is established at inception for smaller balance loans, such as consumer and residential real estate, and then updated only when the loan becomes contractually delinquent or when the borrower requests a modification. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. These risk ratings are also subject to examination by independent specialists engaged by the Company. The risk ratings can be grouped into five major categories, defined as follows:

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

Residential 1st Mortgages and Home Equity Lines and Loans – The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments, although this is not always true as evidenced by the period 2007 through 2011. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

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

The Central Valley of California continues to be one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in many areas. Accordingly, during 2009, management and the Board of Directors began significantly increasing the Company’s loan loss allowance and as of December 31, 2011, the balance was $33.0 million or 2.83% of total loans. This represents a $756,000 or 2.3% increase over December 31, 2010. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of December 31, 2011, compare very favorably to our peers at the present time, no significant recovery has yet begun in our local markets and this has resulted in continuing borrower stress.

The provision for loan losses totaled $6.8 million in 2011 compared to $14.7 million in 2010 and $15.4 million in 2009. Net charge-offs during 2011 were $6.0 million compared to $12.3 million in 2010 and $5.6 million in 2009. Net charge-offs represented 0.51% of average loans during 2011, a level that in management’s opinion compares very favorably to the Company’s peers at the present time. See “Overview – Looking Forward: 2012 and Beyond.” “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk.” The following tables summarize the activity and the allocation of the allowance for losses for the years indicated. (in thousands)

	2011	2010	2009	2008	2007
Allowance for Loan Losses Beginning of Year	$32,261	$29,813	$20,034	$18,483	$18,099
Provision Charged to Expense	6,775	14,735	15,420	7,998	1,495
Charge Offs:
Commercial Real Estate	25	1,629	-	-	-
Agricultural Real Estate	384	559	-	-	-
Real Estate Construction	-	4,095	641	4,648	-
Residential 1st Mortgages	449	759	749	192	-
Home Equity Lines and Loans	751	310	391	-	-
Agricultural	3,559	916	123	209	254
Commercial	788	4,143	3,868	1,405	722
Consumer & Other	190	112	159	323	397
Total Charge Offs	6,146	12,523	5,931	6,777	1,373
Recoveries:
Commercial Real Estate	-	-	-	-	-
Agricultural Real Estate	18	2	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	4	7	3	-	-
Home Equity Lines and Loans	13	-	1	-	-
Agricultural	10	68	50	60	79
Commercial	21	92	104	143	30
Consumer & Other	61	67	132	127	153
Total Recoveries	127	236	290	330	262
Net Charge-Offs	(6,019)	(12,287)	(5,641)	(6,447)	(1,111)
Total Allowance for Loan Losses	$33,017	$32,261	$29,813	$20,034	$18,483
Ratios:
Allowance for Loan Losses to:
Total Loans at Year End	2.83%	2.74%	2.45%	1.70%	1.62%
Average Loans	2.82%	2.73%	2.52%	1.77%	1.70%
Consolidated Net Charge-Offs to:
Loans at Year End	0.52%	1.04%	0.46%	0.55%	0.10%
Average Loans	0.51%	1.04%	0.48%	0.57%	0.10%

December 31, 2011	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2011	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Charge-Offs	(25)	(384)	-	(449)	(751)	(3,559)	(788)	(190)	-	(6,146)
Recoveries	-	18	-	4	13	10	21	61	-	127
Provision	(1,783)	1,410	(227)	532	760	4,943	416	120	604	6,775
Ending Balance- December 31, 2011	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$614	$33,017
Ending Balance Individually Evaluated for Impairment	686	-	-	-	80	793	54	23	-	1,636
Ending Balance Collectively Evaluated for Impairment	5,137	2,583	1,933	1,251	3,666	7,334	8,679	184	614	31,381
Loans:
Ending Balance	$305,704	$280,139	$29,607	$107,421	$50,956	$217,227	$165,089	$6,935	$-	$1,163,078

The negative provision of $1.78 million in Commercial Real Estate Loans is primarily due to the year-over-year decline of $17.5 million in impaired loans in this category. See “Item 8. Financial Statements and Supplementary Data - Note 5 – Allowance for Loan Losses. ”

	Allowance Allocation at December 31,
(in thousands)	2011 Amount	Percent of Loans in Each Category to Total Loans	2010 Amount	Percent of Loans in Each Category to Total Loans	2009 Amount	Percent of Loans in Each Category to Total Loans	2008 Amount	Percent of Loans in Each Category to Total Loans	2007 Amount	Percent of Loans in Each Category to Total Loans
Commercial Real Estate	$5,823	26.4%	$7,631	27.0%	$12,845	23.9%	$3,547	23.0%	$2,527	39.7%
Agricultural Real Estate*	2,583	24.0%	1,539	21.6%	1,099	21.4%	1,683	19.3%
Real Estate Construction	1,933	2.5%	2,160	3.2%	4,089	5.9%	1,514	6.4%	2,896	7.1%
Residential 1st Mortgages	1,251	9.2%	1,164	8.8%	552	8.7%	992	9.0%	1,652	9.6%
Home Equity Lines and Loans	3,746	4.4%	3,724	5.0%	1,349	5.4%	1,781	5.6%	836	5.8%
Agricultural	8,127	18.6%	6,733	19.6%	2,298	17.9%	4,432	18.4%	5,335	18.9%
Commercial	8,733	14.2%	9,084	14.0%	6,449	15.8%	4,933	17.2%	3,923	17.2%
Consumer & Other	207	0.6%	216	0.7%	325	0.9%	926	1.2%	1,161	1.8%
Unallocated	614		10		807		226		153
Total	$33,017	100.0%	$32,261	100.0%	$29,813	100.0%	$20,034	100.0%	$18,483	100.0%
* Prior to 2008 the allowance related to Agricultural Real Estate was included with Commercial Real Estate

As of December 31, 2011, the allowance for loan losses was $33.0 million, which represented 2.83% of the total loan balance. At December 31, 2010, the allowance for loan losses was $32.3 million or 2.74% of the total loan balance. After reviewing all factors above, based upon information currently available, management concluded that the allowance for loan losses as of December 31, 2011, was adequate.

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plan investments; and (6) fees from other miscellaneous business services. See “Overview – Looking Forward: 2012 and Beyond.”

2011 Compared to 2010
Non-interest income totaled $12.3 million, a decrease of $4.9 million or 28.6% from non-interest income of $17.2 million for 2010.

Service charges on deposit accounts totaled $5.4 million, a decrease of $1.1 million or 17.4% from service charges on deposit accounts of $6.5 million in 2010. This was due primarily to a decrease in fees related to the Company’s Overdraft Privilege Service.

Net gain on investment securities was $95,000 in 2011 compared to a net gain of $2.9 million for 2010. See “Financial Condition-Investment Securities” for a discussion of the Company’s investment strategy.

Debit Card and ATM fees totaled $2.8 million, an increase of $169,000 or 6.5% over fees in 2010. These are: (1) fees earned by the Company when non-customers use our ATM’s; and (2) fees paid to the Company by VISA merchants when the Company’s VISA Money Card holders use their card to complete a purchase.

Gains on deferred compensation investments were $199,000 in 2011 compared to gains of $1.4 million in 2010. See Note 16. located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

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

Net gain on investment securities was $2.9 million in 2010 compared to a net gain of $3.5 million for 2009. During 2009 and 2010 the Company sold mortgage-backed securities at a gain and, in anticipation of rising rates, invested the funds primarily in shorter-term government agency & government-sponsored entity securities.

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

2011 Compared to 2010
Overall, non-interest expense totaled $45.0 million, an increase of $1.1 million or 2.5% for the year ended December 31, 2011.

Salaries and employee benefits increased $1.3 million or 4.7% primarily related to salary increases for officers that took place in April, 2011.

Gains on deferred compensation investments were $199,000 in 2011 compared to gains of $1.4 million in 2010. See Note 16. located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

Occupancy expense in 2011 totaled $2.6 million, an increase of $157,000 or 6.5% from 2010. This increase was due to adjustments to the property tax accruals.

Equipment expense in 2011 totaled $2.8 million, an increase of $239,000 or 9.2% from 2010. This increase is due to increases in software maintenance contracts.

ORE holding costs in 2011 totaled $1.8 million, an increase of $538,000 or 43.1% as compared to $1.2 million in 2010. This increase is primarily due to an increase in the required reserve for ORE valuation adjustments.

The Company’s total FDIC insurance costs decreased $825,000 in 2011 to $1.5 million, a 36.1% decrease from $2.3 million in 2010. The FDIC changed to a new methodology for determining assessment rates in second quarter 2011. See “Supervision and Regulation – Deposit Insurance” for further discussion of the Company’s deposit insurance.

Other non-interest expense increased $819,000, or 14.4%, to $6.5 million in 2011 compared to $5.7 million in 2010. This increase was primarily due to: (1) increase legal fees in the amount of $476,000; (2) losses on sale of ORE properties that amount to $471,000. These increases were partially offset by decreased ORE property tax expense due to the sale of some ORE properties.

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

Income Taxes
The provision for income taxes increased $473,000 during 2011. The effective tax rate in 2011 was 36.3% compared to 36.6% in 2010 and 36.1% in 2009. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance, California enterprise zone interest income exclusion, and tax-exempt interest income on municipal securities and loans.

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

Financial Condition

Investment Securities
The investment portfolio provides the Company with an income alternative to loans. The debt securities in the Company’s investment portfolio have historically been comprised primarily of: (1) mortgage-backed securities issued by federal government-sponsored entities; (2) debt securities issued by government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. Importantly, the Company never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC,” classes of securities that resulted in losses for many banks in recent years.

The Company’s investment portfolio at the end of 2011 was $542.9 million, an increase of $49.3 million or 10.0% from 2010 and $107.7 million or 24.7% from 2009.  The investment portfolio has increased over the past three years as deposit growth has exceeded loan growth. Additionally, the mix of the investment portfolio has changed over the past three years. To protect against future increases in market interest rates, the Company has reduced the weighted average maturity on its investment portfolio by selling primarily longer term (30 year) mortgage-backed securities and reinvesting in lower yielding, shorter term government agency & government-sponsored entity securities and shorter term (10, 15, and 20 year) mortgage-backed securities.

As of December 31, 2011, the Company held $65.4 million of municipal investments, of which $50.7 million were bank-qualified municipal bonds, all classified as held-to-maturity. No purchases of bank-qualified municipal bonds have been made for several years, but the continuing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers, has increased the overall risk associated with bank-qualified municipal bonds. As of December 31, 2011 ninety-two percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the eight percent ($3.8 million) of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. In 2011 average interest bearing deposits with banks were $46.7 million compared to $37.9 million in 2010. These balances earn interest at the Fed Funds rate, which has been 0.25% since December, 2008.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of December 31, 2011 and 2010, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Investment Portfolio
The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

	Available	Held to	Available	Held to	Available	Held to
	for Sale	Maturity	for Sale	Maturity	for Sale	Maturity
December 31: (in thousands)	2011		2010		2009
Government Agency & Government Sponsored Entities	$82,595	$-	$236,319	$-	$136,168	$-
Municipal	5,782	59,640	6,378	60,439	8,365	64,044
Mortgage-backed Securities	391,033	1,205	185,637	2,218	215,327	3,583
Other	410	2,247	310	2,280	5,689	1,990
Total Book Value	$479,820	$63,092	$428,644	$64,937	$365,549	$69,617
Fair Value	$479,820	$65,890	$428,644	$66,039	$365,549	$71,010

Analysis of Investment Securities Available-for-Sale
The following table is a summary of the relative maturities and yields of the Company's investment securities Available-for-Sale as of December 31, 2011. Non-taxable municipal securities have been calculated on a fully taxable equivalent basis.

	Fair	Average
December 31, 2011 (in thousands)	Value	Yield
Government Agency & Government Sponsored Entities
One year or less	$20,252	1.08%
After one year through five years	61,165	1.02%
After five years through ten years	1,178	2.75%
Total Government Agency & Government Sponsored Entities	82,595	1.06%
Municipal - Non-Taxable
After five years through ten years	225	1.92%
After ten years	5,557	7.83%
Total Non-Taxable Municipal Securities	5,782	7.60%
Mortgage-backed Securities
After five years through ten years	130,102	2.54%
After ten years	260,931	2.82%
Total Mortgage-backed Securities	391,033	2.73%
Other
One year or less	410	3.03%
Total Other Securities	410	3.03%
Total Investment Securities Available-for-Sale	$479,820	2.50%
Note:  The average yield for floating rate securities is calculated using the current stated yield.

Analysis of Investment Securities Held-to-Maturity
The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2011. Non-taxable municipal securities have been calculated on a fully taxable equivalent basis.

	Book	Average
December 31, 2011 (in thousands)	Value	Yield
Municipal - Non-Taxable
One year or less	$1,820	2.15%
After one year through five years	7,399	5.53%
After five years through ten years	42,667	6.19%
After ten years	7,754	4.25%
Total Non-Taxable Municipal Securities	59,640	5.73%
Mortgage-backed Securities
After one year through five years	1,205	3.82%
Total Mortgage-Backed Securities	1,205	3.82%
Other
After one year through five years	6	3.82%
After five years through ten years	2,241	0.93%
Total Other Securities	2,247	0.94%
Total Investment Securities Held-to-Maturity	$63,092	5.53%

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

In order to be responsive to borrower needs, the Company prices loans: (i) on both a fixed rate and adjustable rate basis; (ii) over different terms; and (iii) based upon different rate indices; as long as these structures are consistent with the Company’s interest rate risk management policies and procedures. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk.”

Overall, the Company's loan portfolio at December 31, 2011, decreased $12.9 million or 1.1% from December 31, 2010, a reflection of the economic conditions in our marketplace. The Company did experience some growth in the agricultural real estate loans market segment where the Company believes that current market rates and/or credit risks are more reasonable than in other loan segments

Beginning in late 2006 and continuing through 2011, the Company purposely reduced its exposure to real estate construction loans as the residential housing market softened. Additionally, the Company’s residential 1st mortgage portfolio is comprised primarily of 15 and 20-year mortgages to local customers. The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio.

On an average balance basis, loans have decreased $7.9 million or 0.7%. In 2010 average balances decreased 0.4% or $4.4 million from the prior year. The following table sets forth the distribution of the loan portfolio by type and percent as of December 31st of the years indicated. (in thousands)

	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate	$307,670	26.4%	$318,341	27.0%	$290,473	23.9%	$271,856	23.0%	$245,926	21.5%
Agricultural Real Estate	280,139	24.0%	254,575	21.6%	260,000	21.4%	227,166	19.3%	207,889	18.2%
Real Estate Construction	29,607	2.5%	37,486	3.2%	71,647	5.9%	75,472	6.4%	80,651	7.1%
Residential 1st Mortgages	107,421	9.2%	103,574	8.8%	105,850	8.7%	105,980	9.0%	109,764	9.6%
Home Equity Lines and Loans	50,956	4.4%	58,971	5.0%	65,541	5.4%	66,159	5.6%	65,953	5.8%
Agricultural	217,227	18.6%	231,150	19.6%	217,989	17.9%	216,610	18.4%	215,798	18.9%
Commercial	165,089	14.2%	165,263	14.0%	191,949	15.8%	202,636	17.2%	197,108	17.2%
Consumer & Other	6,935	0.6%	8,712	0.7%	11,400	0.8%	13,612	1.0%	20,061	1.1%
Total Gross Loans	1,165,044	100.0%	1,178,072	100.0%	1,214,849	100.0%	1,179,491	100.0%	1,143,150	100.0%
Less: Unearned Income	1,966		2,070		2,131		2,127		2,181
Subtotal	1,163,078		1,176,002		1,212,718		1,177,364		1,140,969
Less: Allowance for Loan Losses	33,017		32,261		29,813		20,034		18,483
Loans, Net	$1,130,061		$1,143,741		$1,182,905		$1,157,330		$1,122,486
There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company on December 31, 2011.

(in thousands)	One Year or Less	Over One Year to Five Years	Over Five Years	Total
Commercial Real Estate	$30,904	$73,589	$201,211	$305,704
Agricultural Real Estate	9,208	91,335	179,596	280,139
Real Estate Construction	12,548	15,204	1,855	29,607
Residential 1st Mortgages	402	9,185	97,834	107,421
Home Equity Lines and Loans	12	2,124	48,820	50,956
Agricultural	127,221	78,412	11,594	217,227
Commercial	67,047	66,174	31,868	165,089
Consumer & Other	2,082	4,217	636	6,935
Total	$249,424	$340,240	$573,414	$1,163,078
Rate Sensitivity:
Fixed Rate	$44,592	$138,706	$198,549	$381,847
Variable Rate	204,831	201,535	374,865	781,231
Total	$249,423	$340,241	$573,414	$1,163,078
Percent	21.45%	29.25%	49.30%	100.00%

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of December 31, 2011, the Company had entered into loan commitments amounting to $300.6 million compared to $316.1 million at December 31, 2010. In addition, letters of credit issued by the Company to guarantee the performance of a customer to a third party at December 31, 2011, and December 31, 2010, were $5.1 million and $5.6 million, respectively.

Classified Loans and Non-Performing Assets
All loans are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Loan Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans and review the credit risk grades the Company places on loans. Loans that are judged to exhibit a higher risk profile are referred to as “classified loans,” and these loans receive increased management attention. As of December 31, 2011, classified loans totaled $42.8 million compared to $40.0 million at December 31, 2010.

Classified loans with higher levels of credit risk can be further designated as “impaired” loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. See “Results of Operations - Provision and Allowance for Loan Losses” for further details. Impaired loans consist of: (1) non-accrual loans; and/or (2) restructured loans that are still performing (i.e., accruing interest).

Non-Accrual Loans - Accrual of interest on loans is generally discontinued when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of December 31, 2011 and 2010, non-accrual loans totaled $4.1 million and $5.3 million, net of guarantees of the U.S. government, including its agencies and its government-sponsored entities, respectively.

Restructured Loans - A restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan on accrual. As of December 31, 2011, restructured loans on accrual totaled $4.7 million as compared to $27.7 million as of December 31, 2010. This decline was primarily a result of multiple commercial real estate and real estate construction loans to one borrower that totaled $24.5 million as of December 31, 2010 no longer being classified as a TDR since they were restructured at a market rate in a prior calendar year and are currently in compliance with their modified terms.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

The following table sets forth the amount of the Company's non-performing loans and ORE as of the dates indicated. These balances are reported net of guarantees of the U.S. government, including its agencies and its government-sponsored entities, in the amounts of $113,000, $0, $0, $473,000 and $134,000 for the years 2011 through 2007, respectively:

	December 31,
(in thousands)	2011	2010	2009	2008	2007
Non-Accrual Loans
Commercial Real Estate	$1,354	$2,348	$1,294	$3,635	$-
Agricultural Real Estate	954	1,797	2,589	-	-
Real Estate Construction	-	-	1,225	400	-
Residential 1st Mortgages	284	954	-	176	-
Home Equity Lines and Loans	194	-	325	191	-
Agricultural	1,202	-	1,080	-	-
Commercial	104	207	2,696	55	45
Consumer & Other	23	2	-	41	7
Total Non-Accrual Loans	4,115	5,308	9,209	4,498	52
Accruing Loans Past Due 90 Days or More
Commercial Real Estate	-	-	-	769	-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer & Other	-	-	-	-	17
Total Accruing Loans Past Due 90 Days or More	-	-	-	769	17
Total Non-Performing Loans	$4,115	$5,308	$9,209	$5,267	$69
Other Real Estate Owned	$2,924	$8,039	$8,418	$4,817	$251
Total Non-Performing Assets	$7,039	$13,347	$17,627	$10,084	$320
Restructured Loans (Performing)	$4,710	$27,652	$556	$-	$-
Non-Performing Loans as a Percent of Total Loans	0.35%	0.45%	0.76%	0.45%	0.01%

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

The Company reported $2.9 million of ORE at December 31, 2011, and $8.0 million at December 31, 2010. The decrease in ORE during 2011 was a result of the Company selling three of its ORE properties. The December 31, 2011, carrying value of $2.9 million is net of a $4.1 million reserve for ORE valuation adjustments. ORE at December 31, 2011 includes a mix of raw land, residential finished lots and single-family residences.

Except for those classified and non-performing loans discussed above, the Company’s management is not aware of any loans as of December 31, 2011, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. However, the Central Valley of California continues to be one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in many areas. As a result of this combination of: (1) significant declines in real estate values over the past 48 months; and (2) continuing uncertainty in general economic conditions leading to increased unemployment and business failures; borrowers who up until this time have been able to keep current in their payments may experience deterioration in their overall financial condition, increasing the potential of default. See “Part I, Item 1A. Risk Factors.”

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The following table sets forth, by time remaining to maturity, the Company’s time deposits in amounts of $100,000 or more at December 31, 2011.

(in thousands)
Time Deposits of $100,000 or More
Three Months or Less	$201,217
Over Three Months Through Six Months	44,439
Over Six Months Through Twelve Months	85,337
Over Twelve Months	35,965
Total Time Deposits of $100,000 or More	$366,958
Refer to the Year-To-Date Average Balances and Rate Schedules located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

At December 31, 2011, deposits totaled $1.6 billion. This represents an increase of 3.8% or $59.7 million from December 31, 2010. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor (unlimited for non-interest bearing transaction accounts); and (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory.  The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 3.8% since December 31, 2010, the Company’s focus has been on increasing low cost transaction and savings accounts, which have grown at a much faster pace:

•	Demand and interest-bearing transaction accounts increased $71.3 million or 13.2% since December 31, 2010.

•	Savings and money market accounts have increased $44.5 million or 9.8% since December 31, 2010.

•
Time deposit accounts have decreased $56.1 million or 9.8% since December 31, 2010. This decline was the continuing result of an explicit pricing strategy adopted by the Company beginning in the second quarter of 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term government agency & government-sponsored entity securities or overnight Fed Funds. Beginning in April 2009, management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction, money market, and/or savings balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s strong deposit growth in transaction, savings and money market accounts, this time deposit decline has not presented any liquidity issues and it has significantly enhanced the Company’s net interest margin and earnings.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Bank’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB advances as of December 31, 2011, were $530,000 compared to $591,000 as of December 31, 2010. The average rate on FHLB advances during 2011 was 1.8% compared to 2.9% in 2010. There were no Federal Funds purchased or advances from the FRB at December 31, 2011.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings, and totaled $60 million at December 31, 2011 and December 31, 2010.

On March 13, 2008, the Bank entered into a $40 million medium term repurchase agreement with Citigroup as part of the Bank’s interest rate risk management strategy. The repurchase agreement pricing rate is 3.20% with an embedded 3-year cap tied to 3 month Libor with a strike price of 3.3675%. The repurchase agreement matures March 13, 2013, and is secured by investments in agency pass through securities.

On May 30, 2008, the Company entered into a second $20 million medium term repurchase agreement with Citigroup. The repurchase agreement pricing rate is 4.19% with an embedded 3-year cap tied to 3 month Libor with a strike price of 3.17%. The repurchase agreement matures June 5, 2013, and is secured by investments in agency pass through securities.

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities. See Note 13 located in “Item 8. Financial Statements and Supplementary Data.” Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital. See “Capital.” These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly (the next reset is March 18, 2012) and the rate was 3.4% as of December 31, 2011. The average rate paid for these securities was 3.2% in 2011 and 2010. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $189.3 million at December 31, 2011, and $173.2 million at the end of 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject. In addition, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. For further information on the Company’s and the Bank’s risk-based capital ratios, see Note 14 located in “Item 8. Financial Statements and Supplementary Data.”

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

During 2011, the Company did not repurchase any shares under the Stock Repurchase Program. In 2010, the Company repurchased 1,520 shares at an average share price of $400. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Program is approximately $16.0 million.

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

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the Company’s financial statements management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes that the most significant subjective judgments that it makes include the following:

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

Our most significant off-balance sheet arrangements are limited to: (1) the full and unconditional payment guarantee of accrued distributions relating to $10 million of Trust Preferred Securities issued by FMCB Statutory Trust, but only to the extent that FMCB Statutory has funds available therefore (see Note 13 located in “Item 8. Financial Statements and Supplementary Data”); (2) obligations under guarantee contracts such as financial and performance standby letters of credit for our credit customers (see Note 19 located in “Item 8. Financial Statements and Supplementary Data”); (3) unfunded commitments to lend (see Note 19 located in “Item 8. Financial Statements and Supplementary Data”); and (4) lease contracts (see Note 19 located in “Item 8. Financial Statements and Supplementary Data”). It is our belief that none of these arrangements expose us to any greater risk of loss than is already reflected on our balance sheet. We do not have any off-balance-sheet arrangements in which we have any retained or contingent interest as we do not transfer or sell our assets to entities in which we have a continuing involvement, any exposure to derivative instruments that are indexed to stock indices, nor any variable interests in any unconsolidated entity to which we may be a party.

Aggregate Contractual Obligations and Commitments

The following table presents, as of December 31, 2011, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. For further information on the nature of each obligation type, see applicable note disclosures located in “Item 8. Financial Statements and Supplementary Data.”

Payments Due By Period
(in thousands)

Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Obligations	$1,277	$369	$536	$372	$-
Securities Sold Under Agreement to Repurchase	60,000	-	60,000	-	-
FHLB Advances	530	-	-	-	530
Long-Term Subordinated Debentures	10,310	-	-	-	10,310
Deferred Compensation (1)	23,016	386	598	445	21,587
Total	$95,133	$755	$61,134	$817	$32,427

(1) These amounts represent payments to participants under the Company's non-qualified Deferred Compensation and Executive Retirement Plans. See Notes 16 located in “Item 8. Financial Statements and Supplementary Data.”

Quarterly Unaudited Financial Data

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in 2011 and 2010. This information is derived from unaudited consolidated financial statements that include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

2011	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$20,531	$20,535	$20,861	$20,427	$82,354
Total Interest Expense	2,165	2,023	1,968	1,818	7,974
Net Interest Income	18,366	18,512	18,893	18,609	74,380
Provision for Loan Losses	525	3,925	900	1,425	6,775
Net Interest Income After
Provision for Loan Losses	17,841	14,587	17,993	17,184	67,605
Total Non-Interest Income	3,334	2,995	1,770	4,175	12,274
Total Non-Interest Expense	11,436	11,233	9,821	12,538	45,028
Income Before Income Taxes	9,739	6,349	9,942	8,821	34,851
Provision for Income Taxes	3,613	2,194	3,675	3,160	12,642
Net Income	$6,126	$4,155	$6,267	$5,661	$22,209
Earnings Per Share	$7.86	$5.33	$8.04	$7.26	$28.49

2010	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$21,474	$20,919	$20,968	$21,100	$84,461
Total Interest Expense	2,595	2,366	2,395	2,329	9,685
Net Interest Income	18,879	18,553	18,573	18,771	74,776
Provision for Loan Losses	4,115	5,120	1,315	4,185	14,735
Net Interest Income After
Provision for Loan Losses	14,764	13,433	17,258	14,586	60,041
Total Non-Interest Income	6,243	2,542	4,308	4,092	17,185
Total Non-Interest Expense	11,353	9,846	11,630	11,110	43,939
Income Before Income Taxes	9,654	6,129	9,936	7,568	33,287
Provision for Income Taxes	3,604	2,122	3,727	2,716	12,169
Net Income	$6,050	$4,007	$6,209	$4,852	$21,118
Earnings Per Share	$7.75	$5.13	$7.95	$6.22	$27.05

Farmers & Merchants Bancorp stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Based on information from shareholders and from Company stock transfer records, the prices paid in 2011, 2010, and 2009 ranged from $475.00 to $310.00 per share.

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

Management believes that based upon the preceding methodology, and using information currently available, the allowance for loan losses at December 31, 2011 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would require increases in the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At December 31, 2011, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 0.44% if rates increase by 200 basis points and a decrease in net interest income of 0.17% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $66.0 million and repurchase lines of $100.3 million with major banks.  In addition, as of December 31, 2011 the Company has available borrowing capacity of $218.6 million at the Federal Home Loan Bank and $293.8 million at the Federal Reserve Bank.

At December 31, 2011, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $252.9 million, which represents 13.3% of total assets.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Crowe Horwath LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, was engaged to express an opinion as to the fairness of presentation of such financial statements. Crowe Horwath LLP was also engaged to assess the effectiveness of the Company’s internal control over financial reporting. The report of Crowe Horwath LLP follows this report.

/s/ Kent A. Steinwert	/s/ Stephen W. Haley

Kent A. Steinwert	Stephen W. Haley
Chairman, President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Farmers & Merchants Bancorp
Lodi, California

We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp and subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for the year then ended.  We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria").  The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Farmers & Merchants Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

/s/ Crowe Horwath LLP

Sacramento, California
March 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Farmers & Merchants Bancorp
Lodi, California

We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp and subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the two years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ Perry Smith LLP

Sacramento, California
March 8, 2011

Farmers & Merchants Bancorp
Consolidated Statements of Income
(in thousands except per share data)

	Year Ended December 31,
	2011	2010	2009
Interest Income
Interest and Fees on Loans	$70,180	$72,643	$74,901
Interest on Deposits with Banks	117	91	96
Interest on Investment Securities:
Taxable	9,490	8,971	13,396
Exempt from Federal Tax	2,567	2,756	2,921
Total Interest Income	82,354	84,461	91,314

Interest Expense
Deposits	5,463	7,168	13,746
Borrowed Funds	2,181	2,184	2,188
Subordinated Debentures	330	333	397
Total Interest Expense	7,974	9,685	16,331

Net Interest Income	74,380	74,776	74,983
Provision for Loan Losses	6,775	14,735	15,420
Net Interest Income After Provision for Loan Losses	67,605	60,041	59,563

Non-Interest Income
Service Charges on Deposit Accounts	5,395	6,529	6,956
Net Gain on Investment Securities	95	2,895	3,524
Increase in Cash Surrender Value of Life Insurance	1,834	1,825	1,794
Debit Card and ATM Fees	2,760	2,591	2,245
Net Gain on Deferred Compensation Investments	199	1,376	1,847
Other	1,991	1,969	1,828
Total Non-Interest Income	12,274	17,185	18,194

Non-Interest Expense
Salaries and Employee Benefits	29,670	28,332	28,771
Net Gain on Deferred Compensation Investments	199	1,376	1,847
Occupancy	2,579	2,422	2,715
Equipment	2,844	2,605	2,417
ORE Holding Costs	1,785	1,247	1,464
FDIC Insurance	1,461	2,286	2,496
Other	6,490	5,671	6,719
Total Non-Interest Expense	45,028	43,939	46,429

Income Before Income Taxes	34,851	33,287	31,328
Provision for Income Taxes	12,642	12,169	11,315
Net Income	$22,209	$21,118	$20,013
Earnings Per Share	$28.49	$27.05	$25.57
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Balance Sheets
(in thousands except share data)

	December 31,
Assets	2011	2010
Cash and Cash Equivalents:
Cash and Due from Banks	$45,112	$28,484
Interest Bearing Deposits with Banks	56,548	32,176
Total Cash and Cash Equivalents	101,660	60,660

Investment Securities:
Available-for-Sale	479,820	428,644
Held-to-Maturity	63,092	64,937
Total Investment Securities	542,912	493,581

Loans:	1,163,078	1,176,002
Less: Allowance for Loan Losses	33,017	32,261
Loans, Net	1,130,061	1,143,741

Premises and Equipment, Net	24,058	24,214
Bank Owned Life Insurance	47,418	45,584
Interest Receivable and Other Assets	73,575	73,711
Total Assets	$1,919,684	$1,841,491

Liabilities
Deposits:
Demand	$389,639	$343,482
Interest-Bearing Transaction	220,736	195,576
Savings and Money Market	498,011	453,531
Time	517,811	573,914
Total Deposits	1,626,197	1,566,503

Securities Sold Under Agreement to Repurchase	60,000	60,000
Federal Home Loan Bank Advances	530	591
Subordinated Debentures	10,310	10,310
Interest Payable and Other Liabilities	33,301	30,846
Total Liabilities	1,730,338	1,668,250

Commitments & Contingencies (See Note 19)
Shareholders' Equity
Preferred Stock: No Par Value. 1,000,000 Authorized, None Issued or Outstanding	-	-
Common Stock: Par Value $0.01, 20,000,000 Shares Authorized, 779,424 Issued and Outstanding for both December 31, 2011 and 2010.	8	8
Additional Paid-In Capital	75,590	75,590
Retained Earnings	109,081	96,030
Accumulated Other Comprehensive Gain	4,667	1,613
Total Shareholders' Equity	189,346	173,241
Total Liabilities and Shareholders' Equity	$1,919,684	$1,841,491
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders' Equity
(in thousands except share and per share data)

					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Gain	Equity
Balance, January 1, 2009	786,960	$8	$78,527	$72,350	$5,660	$156,545
Net Income				20,013		20,013
Cash Dividends Declared on Common Stock ($11.00 per share)				(8,596)		(8,596)
Repurchase of Stock	(6,016)		(2,329)			(2,329)
Change in Net Unrealized Gain on Securities Available-for-Sale					(906)	(906)
Balance, December 31, 2009	780,944	8	76,198	83,767	4,754	164,727
Net Income				21,118		21,118
Cash Dividends Declared on Common Stock ($11.35 per share)				(8,855)		(8,855)
Repurchase of Stock	(1,520)		(608)			(608)
Change in Net Unrealized Gain on Securities Available-for-Sale					(3,141)	(3,141)
Balance, December 31, 2010	779,424	8	75,590	96,030	1,613	173,241
Net Income				22,209		22,209
Cash Dividends Declared on Common Stock ($11.75 per share)				(9,158)		(9,158)
Repurchase of Stock						-
Change in Net Unrealized Gain on Securities Available-for-Sale					3,054	3,054
Balance, December 31, 2011	779,424	$8	$75,590	$109,081	$4,667	$189,346
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Comprehensive Income
(in thousands)
	Year Ended December 31,
	2011	2010	2009
Net Income	$22,209	$21,118	$20,013

Other Comprehensive Income (Loss)

Unrealized Gains (Losses) on Securities:
Unrealized holding gains (losses) arising during the period, net of income tax effects of $2,255, $(1,062) and $824 for the years ended December 31, 2011, 2010 and 2009, respectively.	3,109	(1,463)	1,136

Less: Reclassification adjustment for realized gains included in net income, net of related income tax effects of $(40), $(1,217), and $(1,482) for the years ended December 31, 2011, 2010 and 2009, respectively.	(55)	(1,678)	(2,042)
Total Other Comprehensive Income (Loss)	3,054	(3,141)	(906)

Comprehensive Income	$25,263	$17,977	$19,107
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net Income	$22,209	$21,118	$20,013
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	6,775	14,735	15,420
Depreciation and Amortization	1,801	1,867	1,894
Provision for Deferred Income Taxes	(1,260)	(1,877)	(7,412)
Net Amortization (Accretion) of Investment Security Premium & Discounts	1,230	289	(2,719)
Net Gain on Investment Securities	(95)	(2,895)	(3,524)
Net Gain on Sale of Property & Equipment	(5)	(19)	(11)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(2,750)	(6,360)	(14,405)
Net Increase in Interest Payable and Other Liabilities	2,455	3,142	3,527
Net Cash Provided by Operating Activities	30,360	30,000	12,783
Investing Activities
Purchase of Investment Securities Available-for-Sale	(296,852)	(379,795)	(271,757)
Proceeds from Sold, Matured, or Called Securities Available-for-Sale	249,930	308,504	202,742
Purchase of Investment Securities Held-to-Maturity	(1,580)	(2,277)	(1,870)
Proceeds from Matured, or Called Securities Held-to-Maturity	3,402	6,984	4,129
Net Loans Paid, Originated or Acquired	6,778	24,193	(41,285)
Principal Collected on Loans Previously Charged Off	127	236	290
Additions to Premises and Equipment	(1,660)	(1,196)	(5,133)
Proceeds from Sale of Property & Equipment	20	21	16
Net Cash Used by Investing Activities	(39,835)	(43,330)	(112,868)
Financing Activities
Net Increase in Deposits	59,694	68,379	65,422
Net Change in Other Borrowings	(61)	(19,558)	19,446
Stock Repurchases	-	(608)	(2,329)
Cash Dividends	(9,158)	(8,855)	(8,596)
Net Cash Provided by Financing Activities	50,475	39,358	73,943
Increase (Decrease) in Cash and Cash Equivalents	41,000	26,028	(26,142)
Cash and Cash Equivalents at Beginning of Year	60,660	34,632	60,774
Cash and Cash Equivalents at End of Year	$101,660	$60,660	$34,632
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$1,092	$3,407	$5,571
Cash Payments Made for Income Taxes	$12,070	$16,025	$15,950
Interest Paid	$8,474	$9,829	$17,843
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

Certain amounts in the prior years' financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation. These reclassifications had no effect on previously reported net income or total shareholders’ equity. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the periods presented.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

Allowance for Loan Losses
The allowance for loan losses is an estimate of probable incurred credit losses inherent in the Company's loan portfolio as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.

The determination of the general reserve for loans that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company's service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

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

The Company assigns a risk rating to all loans and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. A credit grade is established at inception for smaller balance loans, such as consumer and residential real estate, and then updated only when the loan becomes contractually delinquent or when the borrower requests a modification. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. These risk ratings are also subject to examination by independent specialists engaged by the Company. The risk ratings can be grouped into five major categories, defined as follows:

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

Real Estate Construction – Real Estate Construction loans including land loans generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified cost and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

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

Residential 1st Mortgages and Home Equity Lines and Loans – The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments, although this is not always true as evidenced by the period 2007 through 2011. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

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

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures
The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for off-balance-sheet commitments is included in Interest Payable and Other Liabilities on the Company’s Consolidated Balance Sheet.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are included in the provision for income taxes in the Consolidated Statements of Income.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of December 31, 2011 and December 31, 2010.

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

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

	Amortized	Gross Unrealized		Fair/Book
December 31, 2011	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$82,195	$413	$13	$82,595
Obligations of States and Political Subdivisions	5,782	-	-	5,782
Mortgage Backed Securities (1)	383,380	7,792	139	391,033
Other	410	-	-	410
Total	$471,767	$8,205	$152	$479,820

	Amortized	Gross Unrealized		Fair/Book
December 31, 2010	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$237,944	$305	$1,930	$236,319
Obligations of States and Political Subdivisions	6,378	-	-	6,378
Mortgage Backed Securities	181,228	6,028	1,619	185,637
Other	310	-	-	310
Total	$425,860	$6,333	$3,549	$428,644

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
December 31, 2011	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$59,640	$2,736	$-	$62,376
Mortgage Backed Securities	1,205	46	-	1,251
Other	2,247	-	-	2,247
Total	$63,092	$2,782	$-	$65,874

	Book	Gross Unrealized		Fair
December 31, 2010	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,439	$1,258	$241	$61,456
Mortgage Backed Securities	2,218	85	-	2,303
Other	2,280	-	-	2,280
Total	$64,937	$1,343	$241	$66,039

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

(1)  All Mortgage Backed Securities were issued by an agency or government sponsored entity of the U.S. government.

The amortized cost and estimated fair values of investment securities at December 31, 2011 by contractual maturity are shown in the following tables (in thousands)

		After 1	After 5		Total
Securities Available-for-Sale	Within	but	but	Over	Fair
December 31, 2011	1 Year	Within 5	Within 10	10 years	Value
Government Agency & Government-Sponsored Entities	$20,252	$61,165	$1,178	$-	$82,595
Obligations of States and Political Subdivisions	-	-	225	5,557	5,782
Mortgage Backed Securities	-	-	130,102	260,931	391,033
Other	410	-	-	-	410
Total	$20,662	$61,165	$131,505	$266,488	$479,820

		After 1	After 5		Total
Securities Held-to-Maturity	Within	but	but	Over	Book
December 31, 2011	1 Year	Within 5	Within 10	10 years	Value
Obligations of States and Political Subdivisions	$1,820	$7,399	$42,667	$7,754	$59,640
Mortgage Backed Securities	-	1,205	-	-	1,205
Other	-	6	2,241	-	2,247
Total	$1,820	$8,610	$44,908	$7,754	$63,092

Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated. (in thousands)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Loss	Value	Loss	Value	Loss
Government Agency & Government-Sponsored Entities	$4,987	$13	$-	$-	$4,987	$13
Mortgage Backed Securities	85,090	139	-	-	85,090	139
Total	$90,077	$152	$-	$-	$90,077	$152

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Loss	Value	Loss	Value	Loss
Government Agency & Government-Sponsored Entities	$145,844	$1,930	$-	$-	$145,844	$1,930
Obligations of States and Political Subdivisions	6,165	241	-	-	6,165	241
Mortgage Backed Securities	44,479	1,619	-	-	44,479	1,619
Total	$196,488	$3,790	$-	$-	$196,488	$3,790

As of December 31, 2011, the Company held 317 investment securities of which 10 were in a loss position for less than twelve months.  No securities were in a loss position for twelve months or more.  Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.  Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities
The unrealized losses on the Company's investments in securities of government agency and government sponsored entities were caused by interest rate increases. Repayment of these investments is guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Mortgage Backed Securities
The unrealized losses on the Company's investment in mortgage backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Obligations of States and Political Subdivisions
The continuing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers have increased the overall risk associated with bank-qualified municipal bonds. As of December 31, 2011, over ninety-two percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the eight percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligation of states and political subdivision were $0 at December 31, 2011 and $241,000 at December 31, 2010. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company did not intend to sell the securities and it was more likely than not that the Company would  not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Proceeds from sales of securities available-for-sale were as follows:
(in thousands)
	Gross Proceeds	Gross Gains	Gross Losses
2011	$201,135	$95	$-
2010	268,490	2,895	-
2009	112,765	3,524	-

As of December 31, 2011, securities carried at $373.2 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2010, was $346.3 million.

3.  Federal Home Loan Bank of San Francisco Stock

The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income. FHLB stock is reported in Other Assets and Interest Receivable on the Company’s Consolidated Balance Sheets and totaled $7.0 million at December 31, 2011 and $6.2 million at December 31, 2010.

4. Loans

Loans as of December 31 consisted of the following:
(in thousands)	2011	2010
Commercial Real Estate	$307,670	$318,341
Agricultural Real Estate	280,139	254,575
Real Estate Construction	29,607	37,486
Residential 1st Mortgages	107,421	103,574
Home Equity Lines and Loans	50,956	58,971
Agricultural	217,227	231,150
Commercial	165,089	165,263
Consumer & Other	6,935	8,712
Total Gross Loans	1,165,044	1,178,072
Deferred Loan Origination Fees, Net	(1,966)	(2,070)
Subtotal	1,163,078	1,176,002
Allowance for Loan Losses	(33,017)	(32,261)
Net Loans	$1,130,061	$1,143,741

At December 31, 2011, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $338.1 million and $403.3 million, respectively. The borrowing capacity on these loans was $218.7 million from FHLB and $293.8 million from the FRB. There was an outstanding borrowing of $43,000 against the FHLB collateral and no outstanding borrowings against the FRB collateral these loans at December 31, 2011.

5. Allowance for Loan Losses

The following table shows the allocation of the allowance for loan losses at December 31, 2011 and December 31, 2010 by portfolio segment and by impairment methodology (in thousands):

December 31, 2011	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2011	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Charge-Offs	(25)	(384)	-	(449)	(751)	(3,559)	(788)	(190)	-	(6,146)
Recoveries	-	18	-	4	13	10	21	61	-	127
Provision	(1,783)	1,410	(227)	532	760	4,943	416	120	604	6,775
Ending Balance- December 31, 2011	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$614	$33,017
Ending Balance Individually Evaluated for Impairment	686	-	-	-	80	793	54	23	-	1,636
Ending Balance Collectively Evaluated for Impairment	5,137	2,583	1,933	1,251	3,666	7,334	8,679	184	614	31,381
Loans:
Ending Balance	$305,704	$280,139	$29,607	$107,421	$50,956	$217,227	$165,089	$6,935	$-	$1,163,078
Ending Balance Individually Evaluated for Impairment	4,562	954	-	1,194	576	1,337	292	23	-	8,938
Ending Balance Collectively Evaluated for Impairment	301,142	279,185	29,607	106,227	50,380	215,890	164,797	6,912	-	1,154,140

December 31, 2010	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2010	$12,845	$1,099	$4,089	$552	$1,349	$2,298	$6,449	$325	$807	$29,813
Charge-Offs	(1,629)	(559)	(4,095)	(759)	(310)	(916)	(4,143)	(112)	-	(12,523)
Recoveries	-	2	-	7	-	68	92	67	-	236
Provision	(3,585)	997	2,166	1,364	2,685	5,283	6,686	(64)	(797)	14,735
Ending Balance- December 31, 2010	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Ending Balance Individually Evaluated for Impairment	3,425	365	850	298	-	150	84	-	-	5,172
Ending Balance Collectively Evaluated for Impairment	4,206	1,174	1,310	866	3,724	6,583	9,000	216	10	27,089
Loans:
Ending Balance	$316,271	$254,575	$37,486	$103,574	$58,971	$231,150	$165,263	$8,712	$-	$1,176,002
Ending Balance Individually Evaluated for Impairment	22,107	1,797	6,193	1,824	13	750	277	-	-	32,961
Ending Balance Collectively Evaluated for Impairment	294,164	252,778	31,293	101,750	58,958	230,400	164,986	8,712	-	1,143,041

The following table shows the loan portfolio allocated by management’s internal risk ratings at December 31, 2011 and December 31, 2010 (in thousands):

December 31, 2011	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$265,201	$15,186	$25,317	$305,704
Agricultural Real Estate	254,181	21,657	4,301	280,139
Real Estate Construction	21,428	3,217	4,962	29,607
Residential 1st Mortgages	104,609	1,483	1,329	107,421
Home Equity	49,631	-	1,325	50,956
Agricultural	209,555	4,083	3,589	217,227
Commercial	158,273	5,240	1,576	165,089
Consumer & Other	6,528	-	407	6,935
Total	$1,069,406	$50,866	$42,806	$1,163,078

December 31, 2010	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$281,868	$9,846	$24,557	$316,271
Agricultural Real Estate	237,127	14,563	2,885	254,575
Real Estate Construction	27,734	3,217	6,535	37,486
Residential 1st Mortgages	100,709	1,099	1,766	103,574
Home Equity	58,632	-	339	58,971
Agricultural	218,165	11,521	1,464	231,150
Commercial	160,045	2,965	2,253	165,263
Consumer & Other	8,498	-	214	8,712
Total	$1,092,778	$43,211	$40,013	$1,176,002

See Note 1. Significant Accounting Policies – Allowance for Loan Losses for a description of the internal risk ratings used by the Company. There were no loans outstanding at December 31, 2011 and 2010 rated doubtful or loss.

The following table shows an aging analysis of the loan portfolio by the time past due at December 31, 2011 and December 31, 2010 (in thousands):

December 31, 2011	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Loans:
Commercial Real Estate	$-	$-	$1,354	$1,354	$304,350	$305,704
Agricultural Real Estate	-	-	954	954	279,185	280,139
Real Estate Construction	-	-	-	-	29,607	29,607
Residential 1st Mortgages	108	-	284	392	107,029	107,421
Home Equity	566	-	194	760	50,196	50,956
Agricultural	284	-	1,202	1,486	215,741	217,227
Commercial	179	-	217	396	164,693	165,089
Consumer & Other	101	-	23	124	6,811	6,935
Total	$1,238	$-	$4,228	$5,466	$1,157,612	$1,163,078

December 31, 2010	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Loans:
Commercial Real Estate	$-	$-	$2,348	$2,348	$313,923	$316,271
Agricultural Real Estate	-	-	1,797	1,797	252,778	254,575
Real Estate Construction	-	-	-	-	37,486	37,486
Residential 1st Mortgages	797	-	954	1,751	101,823	103,574
Home Equity	526	-	-	526	58,445	58,971
Agricultural	47	-	-	47	231,103	231,150
Commercial	275	-	207	482	164,781	165,263
Consumer & Other	44	-	2	46	8,666	8,712
Total	$1,689	$-	$5,308	$6,997	$1,169,005	$1,176,002

Non-accrual loans at December 31, 2011 and 2010 were $4.2 million and $5.3 million, respectively. Interest income forgone on loans placed on non-accrual status was $385,000, $356,000, and $618,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

The following table shows information related to impaired loans at and for the year ended December 31, 2011 and December 31, 2010 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$1,555	$1,547	$-	$729	$-
Agricultural Real Estate	955	974	-	1,341	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	1,219	1,272	-	936	13
Home Equity	469	484	-	290	2
Agricultural	262	372	-	149	9
Commercial	188	264	-	195	1
Consumer & Other	-	-	-	5	-
	$4,648	$4,913	$-	$3,645	$25
With an allowance recorded:
Commercial Real Estate	$3,017	$3,015	$686	$2,281	$89
Agricultural Real Estate	-	-	-	529	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity	113	119	80	117	2
Agricultural	1,076	1,791	793	1,818	25
Commercial	104	107	54	120	-
Consumer & Other	24	24	23	31	-
	$4,334	$5,056	$1,636	$4,896	$116
Total	$8,982	$9,969	$1,636	$8,541	$141

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$12,218	$12,442	$-	$9,259	$227
Agricultural Real Estate	975	974	-	867	-
Real Estate Construction	3,092	3,093	-	3,276	71
Residential 1st Mortgages	857	1,197	-	742	26
Home Equity	36	42	-	359	2
Agricultural	-	-	-	430	-
Commercial	140	140	-	1,124	-
Consumer & Other	-	-	-	1	-
	$17,318	$17,888	$-	$16,058	$326
With an allowance recorded:
Commercial Real Estate	$9,907	$9,909	$3,425	$5,141	$360
Agricultural Real Estate	826	823	365	417	27
Real Estate Construction	3,100	3,100	850	1,308	41
Residential 1st Mortgages	952	997	298	294	8
Home Equity	-	-	-	3	-
Agricultural	750	750	150	188	24
Commercial	137	136	84	34	3
Consumer & Other	-	-	-	-	-
	$15,672	$15,715	$5,172	$7,385	$463
Total	$32,990	$33,603	$5,172	$23,443	$789

Total recorded investment shown in the prior table will not equal the total ending balance of loans individually evaluated for impairment on the allocation of allowance table. This is because the calculation of recorded investment takes into account charge-offs, net unamortized loans fees & costs, unamortized premium or discount, and accrued interest.

At December 31, 2011, the Company allocated $759,000 of specific reserves to $4.9 million of troubled debt restructured loans, of which $4.7 million were performing. At December 31, 2010, the Company allocated $4.6 million of specific reserves to $28.2 million of troubled debt restructured loans, of which $27.7 million were performing.  The Company had no commitments at December 31, 2011 and December 31, 2010 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 2 years to 8 years. Modifications involving an extension of the maturity date were for periods ranging from 3 years to 10 years.

The following table presents loans by class modified as troubled debt restructured loans for period ended December 31, 2011 (in thousands):

	December 31, 2011
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate	3	$3,224	$3,224
Agricultural Real Estate	-	-	-
Real Estate Construction	-	-	-
Residential 1st Mortgages	5	995	940
Home Equity Lines & Loans	7	381	362
Agricultural	1	140	140
Commercial	2	82	82
Consumer & Other	1	24	24
Total	19	$4,846	$4,772

The troubled debt restructurings described above increased the allowance for loan losses by $78,000 and resulted in charge-offs of $74,000 during the year ended December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2011 (in thousands):

December 31, 2011
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment
Commercial Real Estate	-	$-
Agricultural Real Estate	-	-
Real Estate Construction	-	-
Residential 1st Mortgages	-	-
Home Equity Lines & Loans	1	12
Agricultural	-	-
Commercial	-	-
Consumer & Other	-	-
Total	1	$12

A loan is considered to be in payment default once it is greater than 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted did not increase the allowance for loan losses but did result in charge offs of $12,000 during the twelve month period ending December 31, 2011.

6. Premises and Equipment

Premises and equipment as of December 31, consisted of the following:
(in thousands)	2011	2010
Land and Buildings	$32,832	$31,700
Furniture, Fixtures, and Equipment	16,710	16,763
Leasehold Improvements	2,054	2,044
Subtotal	51,596	50,507
Less: Accumulated Depreciation and Amortization	27,538	26,293
Total	$24,058	$24,214

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $1,801,000, $1,867,000, and $1,894,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Total rental expense for premises was $386,000, $372,000, and $379,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Rental income was $130,000, $157,000, and $178,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

7. Other Real Estate

The Bank reported $2.9 million, net of $4.1 million reserve, in other real estate at December 31, 2011, and $8.0 million, net of $3.7 million reserve, in 2010. Other real estate includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at the lower of cost or fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred. Other real estate is reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets.

8. Time Deposits

Time Deposits of $100,000 or more as of December 31 were as follows:

(in thousands)	2011	2010
Balance	$366,958	$397,491

At December 31, 2011, the scheduled maturities of time deposits were as follows:

Scheduled
(in thousands)	Maturities
2012	$466,631
2013	27,376
2014	17,099
2015	442
2016	6,263
Total	$517,811

9. Income Taxes

Current and deferred income tax expense (benefit) provided for the years ended December 31 consisted of the following:

(in thousands)	2011	2010	2009
Current
Federal	$10,168	$10,115	$13,815
State	3,734	3,931	4,912
Total Current	13,902	14,046	18,727
Deferred
Federal	(685)	(1,323)	(5,666)
State	(575)	(554)	(1,746)
Total Deferred	(1,260)	(1,877)	(7,412)
Total Provision for Taxes	$12,642	$12,169	$11,315

The total provision for income taxes differs from the federal statutory rate as follows:
 (in thousands)

	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Tax Provision at Federal Statutory Rate	$12,198	35.0%	$11,650	35.0%	$10,965	35.0%
Interest on Obligations of States and Political Subdivisions Exempt from Federal Taxation	(884)	(2.5)%	(943)	(2.8)%	(980)	(3.1)%
State and Local Income Taxes,
Net of Federal Income Tax Benefit	2,053	5.9%	2,195	6.6%	2,058	6.5%
Bank Owned Life Insurance	(663)	(1.9)%	(664)	(2.0)%	(656)	(2.1)%
Other, Net	(62)	(0.2)%	(69)	(0.2)%	(72)	(0.2)%
Total Provision for Taxes	$12,642	36.3%	$12,169	36.6%	$11,315	36.1%

The components of net deferred tax assets as of December 31 are as follows:
(in thousands)	2011	2010
Deferred Tax Assets
Allowance for Loan Losses	$13,942	$13,624
Accrued Liabilities	5,766	4,468
Deferred Compensation	5,712	5,847
State Franchise Tax	1,307	1,376
Capital Loss Carry Forward	210	192
Interest on Non-Accrual Loans	162	150
ORE Writedown and Holding Costs	1,841	1,807
Total Deferred Tax Assets	$28,940	$27,464
Deferred Tax Liabilities
Premises and Equipment	$(639)	$(547)
Securities Accretion	(875)	(760)
Unrealized Gain on Securities Available-for-Sale	(3,386)	(1,170)
Other	(748)	(739)
Total Deferred Tax Liabilities	(5,648)	(3,216)
Net Deferred Tax Assets	$23,292	$24,248

The net deferred tax assets are reported in Interest Receivable and Other Assets on the Company's Consolidated Balance Sheet.

The Company and its subsidiaries file income tax returns in the U.S. federal and California jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

10. Short Term Borrowings

As of December 31, 2011 and 2010, the Company had unused lines of credit available for short term liquidity purposes of $678.7 million and $490.6 million, respectively. Federal Funds purchased and advances are generally issued on an overnight basis. There were no advances from the FHLB at December 31, 2011. There were no Federal Funds purchased or advances from the FRB at December 31, 2011.

11. Securities Sold Under Agreement to Repurchase

Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings, and totaled $60 million at December 31, 2011 and December 31, 2010.

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

12. Federal Home Loan Bank Advances

The Company’s advances from the Federal Home Loan Bank of San Francisco consist of the following as of December 31,

(in thousands)	2011	2010
5.60% amortizing note, interest and principal payable monthly with final maturity of September 25, 2018.	$530	$591
No fixed rate credit advances at December 31, 2011	-	-
Total	$530	$591

In accordance with the Collateral Pledge and Security Agreement, advances are secured by all FHLB stock held by the Company and by government agency & government-sponsored entity securities and mortgage-backed securities with carrying values of $511,000.  At December 31, 2011, $338.1 million in loans were approved for pledging as collateral on borrowing lines with the FHLB.  The borrowing capacity on these loans was $218.7 million.  There was an outstanding borrowing against these loans of $43,000 at December 31, 2011.

13.  Long-term Subordinated Debentures

In December 2003, the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I (“Statutory Trust I”), which issued $10,000,000 of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”). The Company is not considered the primary beneficiary of the trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Statutory Trust I are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by FMCB Statutory Trust to purchase $10,310,000 of junior subordinated debentures of the Company, which carry a floating rate based on three-month LIBOR plus 2.85%. The debentures represent the sole asset of Statutory Trust I. The Trust Preferred Securities accrue and pay distributions at a floating rate of three-month LIBOR plus 2.85% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment to the extent that Statutory Trust I has funds available therefore of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust I; and (iii) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of Statutory Trust I. The Trust Preferred Securities are mandatorily redeemable upon maturity of the subordinated debentures on December 17, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the subordinated debentures purchased by Statutory Trust I, in whole or in part, on or after December 17, 2008. As specified in the indenture, if the subordinated debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

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

Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. Under regulations controlling California state chartered banks, the Bank is, to some extent, limited in the amount of dividends that can be paid to the Company without prior approval of the California DFI. These regulations require approval if total dividends declared by a state chartered bank in any calendar year exceed the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. As of December 31, 2011, the Bank could declare dividends of $33,457,000 without approval of the California DFI.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the following table of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

					Well Capitalized
			Regulatory Capital		Under Prompt
(in thousands)	Actual		Requirements		Corrective Action
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$212,590	14.85%	$114,508	8.0%	$143,135	10.0%
Total Consolidated Capital to Risk Weighted Assets	$212,761	14.86%	$114,520	8.0%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$194,509	13.59%	$57,254	4.0%	$85,881	6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$194,679	13.60%	$57,260	4.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$194,509	10.22%	$76,146	4.0%	$95,182	5.0%
Tier 1 Consolidated Capital to Average Assets	$194,679	10.22%	$76,204	4.0%	N/A	N/A

					Well Capitalized
			Regulatory Capital		Under Prompt
(in thousands)	Actual		Requirements		Corrective Action
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$200,045	13.84%	$115,673	8.0%	$144,591	10.0%
Total Consolidated Capital to Risk Weighted Assets	$199,879	13.82%	$115,677	8.0%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$181,795	12.57%	$57,836	4.0%	$86,755	6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$181,628	12.56%	$57,838	4.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$181,795	10.00%	$72,728	4.0%	$90,910	5.0%
Tier 1 Consolidated Capital to Average Assets	$181,628	9.98%	$72,787	4.0%	N/A	N/A

15. Dividends and Earnings Per Share

Total cash dividends during 2011 were $9,158,000 or $11.75 per share of common stock, an increase of 3.5% per share from $8,855,000 or $11.35 per share in 2010. In 2009, cash dividends totaled $8,596,000 or $11.00 per share.

Earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the earnings per share for the periods indicated.

(net income in thousands)	2011	2010	2009
Net Income	$22,209	$21,118	$20,013
Average Number of Common Shares Outstanding	779,424	780,619	782,754
Per Share Amount	$28.49	$27.05	$25.57

16. Employee Benefit Plans

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $775,000, $725,000, and $700,000 for the years ended December 31, 2011, 2010, and 2009, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $868,000, $867,000, and $885,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

Executive Retirement Plan and Life Insurance Arrangements
The Company, through the Bank, sponsors an Executive Retirement Plan for certain employees. The Executive Retirement Plan is a non-qualified defined contribution plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. The Plan is comprised of: (1) a Performance Component which makes contributions based upon long-term cumulative profitability and increase in market value of the Company, and vests 50% during the first and second years of participation; (2) a Retention Component applicable to participants employed by the Company as of January 1, 2005 (contributions to this component were frozen effective December 31, 2010); (3) a Salary Component which makes contributions based upon participant salary levels and cliff vests after five years of service; and (4) an Equity Component for which contributions are discretionary and subject to Board of Directors approval and vests 50% during the first and second year of participation. Executive Retirement Plan contributions are invested in a mix of financial instruments; however Equity Component contributions are invested primarily in stock of the Company.

The Company made contributions to the Executive Retirement Plan of $2.3 million for the year ended December 31, 2011 and $1.6 million for each of the years ended December 31, 2010 and 2009. The Company’s total accrued liability under the Executive Retirement Plan was $15.6 million and $13.4 million as of December 31, 2011, and 2010, respectively.

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

The Company earned tax-exempt interest on the life insurance policies of $1.8 million for the years ended December 31, 2011, 2010, and 2009. As of December 31, 2011 and 2010, the total cash surrender value of the insurance policies was $47.4 million and $45.6 million, respectively.

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

The following table summarizes the book value and estimated fair value of financial instruments as of December 31 (in thousands):

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and Cash Equivalents	$101,660	$101,660	$60,660	$60,660
Investment Securities Available-for-Sale	479,820	479,820	428,644	428,644
Investment Securities Held-to-Maturity	63,092	65,148	64,937	65,279
Loans, Net of Deferred Loan Fees & Allowance	1,130,061	1,162,261	1,143,741	1,177,026
Bank Owned Life Insurance	47,418	47,418	45,584	45,584
Accrued Interest Receivable	6,368	6,368	7,104	7,104
Liabilities:
Deposits:
Non-Interest Bearing	389,639	389,639	343,482	343,482
Interest-Bearing	1,236,558	1,237,849	1,223,021	1,224,760
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,530	63,000	60,591	64,640
Subordinated Debentures	10,310	5,953	10,310	4,372
Accrued Interest Payable	911	911	1,411	1,411

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

Limitations: Fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011, and 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

Securities classified as available-for-sale are reported at fair value on a recurring basis utilizing Level 2 and 3 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

The Company does not record all loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value when the loan is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011, substantially all impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. Otherwise, the Company records the impaired loan as nonrecurring Level 3.

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

		Fair Value Measurements At December 31, 2011, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$82,595	$21,109	$61,486	$-
Obligations of States and Political Subdivisions	5,782	-	-	5,782
Mortgage Backed Securities	391,033	-	391,033	-
Other	410	-	410	-
Total Assets Measured at Fair Value On a Recurring Basis	$479,820	$21,109	$452,929	$5,782

		Fair Value Measurements At December 31, 2010, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$236,319	$-	$236,319	$-
Obligations of States and Political Subdivisions	6,378	-	6,378	-
Mortgage Backed Securities	185,637	-	185,637	-
Other	6,522	-	6,522	-
Total Assets Measured at Fair Value On a Recurring Basis	$434,856	$-	$434,856	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the year ended December 31, 2011, there were transfers out of level 2 to level 3, and no transfers  out of Levels 1 and 2 during year 2010. The following table presents information about the transfers.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
(in thousands)	2011	2010
Balance at beginning of year	$-	$-
Total realized and unrealized gains/(losses) included in income	-	-
Total unrealized gains/(losses) included in other comprehensive income	-	-
Purchase of Securities	-	-
Sales, maturies, and calls of securities	-	-
Net transfers in/(out) of Level 3	5,782	-
Balance at December 31 of each year	$5,782	$-

All transfers in the table above were obligations of states and political subdivisions. These bonds were issued by local housing authorities and have no active market.

The following tables present information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the years indicated.  During 2011 management observed that the appraised values of impaired loans and ORE were increasingly relying upon discounted cash flow analysis, not observable comparable market sales. This resulted in the shift from Level 2 inputs to Level 3 inputs.

		Fair Value Measurements At December 31, 2011, Using
(in thousands)	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$2,328	$-	$-	$2,328
Residential 1st Mortgages	89	-	-	89
Home Equity Lines and Loans	166	-	-	166
Agricultural	409	-	-	409
Commercial	50	-	-	50
Other Real Estate	2,924	-	-	2,924
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,966	$-	$-	$5,966

Impaired loans with a partial charge-off or where an allowance was established were $4.7 million with an allowance for loan losses of $1.6 million. Impaired loans are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses.

ORE was $2.9 million, net of $4.1 million reserve. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income.

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

ORE was $8.0 million, net of $3.7 million reserve. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. The Company had standby letters of credit outstanding of $5,087,000 at December 31, 2011, and $5,632,000 at December 31, 2010. Outstanding standby letters of credit have maturity dates ranging from 1 to 15 months with final expiration in March 2013. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Undisbursed loan commitments totaled $300,572,000 and $316,158,000 as of December 31, 2011 and 2010, respectively. Since many of these commitments are expected to expire without fully being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company is obligated under a number of noncancellable operating leases for premises and equipment used for banking purposes. Minimum future rental commitments under noncancellable operating leases as of December 31, 2011, were $369,000, $248,000, $288,000, $274,000, and $98,000 for the years 2012 through 2016.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

The Company may be required to maintain average reserves on deposit with the Federal Reserve Bank primarily based on deposits outstanding. There were no reserve requirements during 2011 or 2010.

20. Recent Accounting Developments

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

21. Parent Company Financial Information

The following financial information is presented as of December 31, 2011 and December 31, 2010.

Farmers & Merchants Bancorp
Condensed Balance Sheets

(in thousands)	2011	2010
Cash	$398	$109
Investment in Farmers & Merchants Bank of Central California	199,177	183,408
Investment Securities	410	310
Capital Leases	1	1
Other Assets	49	46
Total Assets	$200,035	$183,874

Subordinated Debentures	$10,310	$10,310
Liabilities	379	323
Shareholders' Equity	189,346	173,241
Total Liabilities and Shareholders' Equity	$200,035	$183,874

Farmers & Merchants Bancorp
Condensed Statements of Income

	Year Ended December 31,
(in thousands)	2011	2010	2009
Equity in Undistributed Earnings in Farmers & Merchants Bank of Central California	$12,715	$11,938	$8,804
Dividends from Subsidiary	10,325	10,000	12,050
Interest Income	10	10	12
Other Expenses, Net	(1,443)	(1,425)	(1,463)
Tax Benefit	602	595	610
Net Income	$22,209	$21,118	$20,013

Farmers & Merchants Bancorp
Condensed Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2011	2010	2009
Cash Flows from Operating Activities:
Net Income	$22,209	$21,118	$20,013
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Net Earnings from Subsidiary	(12,715)	(11,938)	(8,804)
Net (Increase) Decrease in Other Assets	(3)	52	-
Net Increase (Decrease) in Liabilities	56	(1)	-
Net Cash Provided by Operating Activities	9,547	9,231	11,209
Investing Activities:
Securities Purchased	(1,296)	-	-
Securities Sold or Matured	1,196	-	-
Net Cash Used by Investing Activities	(100)	-	-
Financing Activities:
Stock Repurchased	-	(608)	(2,329)
Cash Dividends	(9,158)	(8,855)	(8,596)
Net Cash Used by Financing Activities	(9,158)	(9,463)	(10,925)
Increase (Decrease) in Cash and Cash Equivalents	289	(232)	284
Cash and Cash Equivalents at Beginning of Year	109	341	57
Cash and Cash Equivalents at End of Year	$398	$109	$341

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company maintains controls and procedures designed to ensure that all relevant information is recorded and reported in all filings of financial reports. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2011.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Management’s report on internal control over financial reporting is set forth in “Item 8. Financial Statements and Supplementary Data,” and is incorporated herein by reference. Crowe Horwath LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, was engaged to assess the effectiveness of the Company’s internal control over financial reporting. The report of Crowe Horwath LLP, which is set forth in “Item 8. Financial Statements and Supplementary Data,” is incorporated herein by reference.

Item 9A(T). Controls and Procedures

Not Applicable

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding the Named Executive Officers of the Company and/or Bank:
Name and Position(s)	Age	Principal Occupation during the Past Five Years

Kent A. Steinwert Chairman, President & Chief Executive Officer of the Company and Bank	59	Chairman, President & Chief Executive Officer of the Company and Bank since May 1, 2010. President & Chief Executive Officer of the Company and Bank up to April 30, 2010.

Richard S. Erichson Executive Vice President & Enterprise Risk Manager of the Company and Bank	64	Executive Vice President & Enterprise Risk Manager of the Company and Bank since May 17, 2011. Executive Vice President & Senior Credit Officer of the Company and Bank up to May 16, 2011.

Deborah E. Hodkin Executive Vice President & Chief Administrative Officer of the Bank	49	Executive Vice President & Chief Administrative Officer of the Bank.

Stephen W. Haley Executive Vice President & Chief Financial Officer & Secretary of the Company and Bank	58	Executive Vice President & Chief Financial Officer of the Company and Bank.

Kenneth W. Smith Executive Vice President & Senior Credit Officer of the Company and Bank	52	Executive Vice President & Senior Credit Officer of the Company and Bank since August 9, 2011. Executive Vice President & Head of Business Markets of the Bank up to August 8, 2011.

Also, see “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders which will be filed with the SEC and which is incorporated herein by reference. During 2011 there were no changes in procedures for the election of directors.

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

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A. The Company does not have any equity compensation plans, which require disclosure under Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

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

Farmers & Merchants Bancorp
(Registrant)

	By	/s/ Stephen W. Haley
Dated: March 9, 2012		Stephen W. Haley
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2012.

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

10.1
Amended and Restated Employment Agreement dated February 14, 2012, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed on Registrant’s Form 10-K for the year ended December 31, 2011.

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

10.19	Executive Retirement Plan – Equity Component filed on December 19, 2011 on Registrant’s Form 8-K, is incorporated herein by reference.
14	Code of Conduct of Farmers & Merchants Bancorp, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
21	Subsidiaries of the Registrant, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PREXBRL	Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document