Form 10-Q
period 2012-03-31
FARMERS & MERCHANTS BANCORP
filed 2012-05-10
CIK 1085913

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares of common stock of the registrant:  Par value $0.01, authorized 20,000,000 shares; issued and outstanding 778,939 as of April 30, 2012.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

Index to Exhibits	55

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARMERS & MERCHANTS BANCORP Consolidated Balance Sheets
(in thousands)
	March 31,	December 31,	March 31,
	2012	2011	2011
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$33,489	$45,112	$29,223
Interest Bearing Deposits with Banks	52,216	56,548	28,816
Total Cash and Cash Equivalents	85,705	101,660	58,039

Investment Securities:
Available-for-Sale	531,817	479,820	461,415
Held-to-Maturity	66,416	63,092	65,316
Total Investment Securities	598,233	542,912	526,731

Loans	1,158,283	1,163,078	1,167,617
Less: Allowance for Loan Losses	32,942	33,017	32,331
Loans, Net	1,125,341	1,130,061	1,135,286

Premises and Equipment, Net	23,751	24,058	23,989
Bank Owned Life Insurance	47,874	47,418	46,035
Interest Receivable and Other Assets	64,813	73,575	71,082
Total Assets	$1,945,717	$1,919,684	$1,861,162

Liabilities
Deposits:
Demand	$371,760	$389,639	$317,053
Interest Bearing Transaction	230,323	220,736	205,679
Savings and Money Market	528,527	498,011	496,146
Time	513,432	517,811	559,370
Total Deposits	1,644,042	1,626,197	1,578,248

Securities Sold Under Agreements to Repurchase	60,000	60,000	60,000
Federal Home Loan Bank Advances	514	530	576
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	34,693	33,301	33,377
Total Liabilities	1,749,559	1,730,338	1,682,511

Shareholders' Equity
Preferred Stock	-	-	-
Common Stock	8	8	8
Additional Paid-In Capital	75,410	75,590	75,590
Retained Earnings	115,271	109,081	102,156
Accumulated Other Comprehensive Income	5,469	4,667	897
Total Shareholders' Equity	196,158	189,346	178,651
Total Liabilities and Shareholders' Equity	$1,945,717	$1,919,684	$1,861,162
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months
	Ended March 31,
	2012	2011
Interest Income
Interest and Fees on Loans	$16,475	$17,507
Interest on Deposits with Banks	53	34
Interest on Investment Securities:
Taxable	2,808	2,342
Exempt from Federal Tax	630	648
Total Interest Income	19,966	20,531

Interest Expense
Deposits	1,057	1,546
Borrowed Funds	543	538
Subordinated Debentures	88	81
Total Interest Expense	1,688	2,165

Net Interest Income	18,278	18,366
Provision for Loan Losses	220	525
Net Interest Income After Provision for Loan Losses	18,058	17,841

Non-Interest Income
Service Charges on Deposit Accounts	1,213	1,375
Increase in Cash Surrender Value of Life Insurance	456	451
Debit Card and ATM Fees	723	666
Net Gain on Deferred Compensation Investments	931	405
Other	600	437
Total Non-Interest Income	3,923	3,334

Non-Interest Expense
Salaries and Employee Benefits	7,921	7,242
Net Gain on Deferred Compensation Investments	931	405
Occupancy	641	633
Equipment	718	714
ORE Holding Costs	15	525
FDIC Insurance	242	474
Other	1,654	1,443
Total Non-Interest Expense	12,122	11,436

Income Before Income Taxes	9,859	9,739
Provision for Income Taxes	3,669	3,613
Net Income	$6,190	$6,126
Basic Earnings Per Common Share	$7.94	$7.86
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months
	Ended March 31,
	2012	2011
Net Income	$6,190	$6,126

Other Comprehensive Income (Loss)

Unrealized Gains (Losses) on Securities:
Unrealized holding gains (losses) arising during the period, net of income tax effects of $581 and $(520) for the quarters ended March 31, 2012 and 2011, respectively.	802	(716)

Less: Reclassification adjustment for realized gains included in net income, net of related income tax effects of $0 for the quarters ended March 31, 2012 and 2011, respectively.	-	-

Total Other Comprehensive Income (Loss)	802	(716)

Comprehensive Income	$6,992	$5,410
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income, net	Equity
Balance, January 1, 2011	779,424	$8	$75,590	$96,030	$1,613	$173,241
Net Income		-	-	6,126	-	6,126
Change in Net Unrealized Gains on Securities Available-for-Sale		-	-	-	(716)	(716)
Balance, March 31, 2011	779,424	$8	$75,590	$102,156	$897	$178,651

Balance, January 1, 2012	779,424	$8	$75,590	$109,081	$4,667	$189,346
Net Income		-	-	6,190	-	6,190
Repurchase of Common Stock	(485)	-	(180)	-	-	(180)
Change in Net Unrealized Gains on Securities Available-for-Sale		-	-	-	802	802
Balance, March 31, 2012	778,939	$8	$75,410	$115,271	$5,469	$196,158
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,	March 31,
(in thousands)	2012	2011
Operating Activities:
Net Income	$6,190	$6,126
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	220	525
Depreciation and Amortization	441	439
Net Amortization (Accretion) of Investment Security Premiums & Discounts	825	183
Net Loss on Sale of Property & Equipment	-	6
Net Change in Operating Assets & Liabilities:
Net Decrease in Interest Receivable and Other Assets	7,733	2,818
Net Increase in Interest Payable and Other Liabilities	1,392	2,531
Net Cash Provided by Operating Activities	16,801	12,628
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(98,147)	(65,059)
Proceeds from Sold, Matured, or Called Securities Available-for-Sale	46,706	30,758
Purchase of Investment Securities Held-to-Maturity	(4,144)	(710)
Proceeds from Matured, or Called Securities Held-to-Maturity	814	323
Net Loans Paid, Originated or Acquired	4,464	7,911
Principal Collected on Loans Previously Charged Off	36	19
Additions to Premises and Equipment	(134)	(229)
Proceeds from Sale of Property & Equipment	-	8
Net Cash Used by Investing Activities	(50,405)	(26,979)
Financing Activities:
Net Increase in Deposits	17,845	11,745
Net Changes in Other Borrowings	(16)	(15)
Common Stock Repurchases	(180)	-
Net Cash Provided by Financing Activities	17,649	11,730
Decrease in Cash and Cash Equivalents	(15,955)	(2,621)
Cash and Cash Equivalents at Beginning of Period	101,660	60,660
Cash and Cash Equivalents at End of Period	$85,705	$58,039
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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three-month period ended March 31, 2012 may not necessarily be indicative of future operating results.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement; and (2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Allowance for Loan Losses
The allowance for loan losses is an estimate of probable incurred credit losses inherent in the Company's loan portfolio as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are collectively evaluated for impairment.

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

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include: (1) commercial real estate; (2) agricultural real estate; (3) real estate construction (including land and development loans); (4) residential 1st mortgages; (5) home equity lines and loans; (6) agricultural; (7) commercial; and (8) consumer and other. The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are collectively evaluated for impairment is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

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

At least quarterly, the Board of Directors and management review the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's and Bank's regulators, including the FRB, DFI and FDIC, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

Dividends and Basic Earnings Per Common Share
The Company’s common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore, there is no presentation of diluted basic earnings per common share. See Note 6.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of or for the period ended March 31, 2012, December 31, 2011 or March 31, 2011.

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

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows (in thousands):

	Amortized	Gross Unrealized		Fair/Book
March 31, 2012	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$66,995	$347	$-	$67,342
Obligations of States and Political Subdivisions	5,753	-	-	5,753
Mortgage Backed Securities (1)	439,222	9,347	258	448,311
Corporate Bonds	344	-	-	344
Other	10,067	-	-	10,067
Total	$522,381	$9,694	$258	$531,817

	Amortized	Gross Unrealized		Fair/Book
December 31, 2011	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$82,195	$413	$13	$82,595
Obligations of States and Political Subdivisions	5,782	-	-	5,782
Mortgage Backed Securities (1)	383,380	7,792	139	391,033
Other	410	-	-	410
Total	$471,767	$8,205	$152	$479,820

	Amortized	Gross Unrealized		Fair/Book
March 31, 2011	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$252,834	$245	$2,201	$250,878
Obligations of States and Political Subdivisions	6,358	-	-	6,358
Mortgage Backed Securities (1)	200,365	5,415	1,911	203,869
Other	310	-	-	310
Total	$459,867	$5,660	$4,112	$461,415

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
March 31, 2012	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$63,174	$2,565	$-	$65,739
Mortgage Backed Securities (1)	1,003	37	-	1,040
Other	2,239	-	-	2,239
Total	$66,416	$2,602	$-	$69,018

	Book	Gross Unrealized		Fair
December 31, 2011	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$59,640	$2,736	$-	$62,376
Mortgage Backed Securities (1)	1,205	46	-	1,251
Other	2,247	-	-	2,247
Total	$63,092	$2,782	$-	$65,874

	Book	Gross Unrealized		Fair
March 31, 2011	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$61,094	$1,644	$95	$62,643
Mortgage Backed Securities (1)	1,950	70	-	2,020
Other	2,272	-	-	2,272
Total	$65,316	$1,714	$95	$66,935

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at March 31, 2012 by contractual maturity are shown in the following tables (in thousands):

		After 1	After 5		Total
Securities Available-for-Sale	Within	but	but	Over	Fair
March 31, 2012	1 Year	Within 5	Within 10	10 years	Value
Government Agency & Government-Sponsored Entities	$20,192	$45,972	$1,178	$-	$67,342
Obligations of States and Political Subdivisions	-	-	223	5,530	5,753
Mortgage Backed Securities	-	-	131,703	316,608	448,311
Corporate Bonds	-	344	-	-	344
Other	10,067	-	-	-	10,067
Total	$30,259	$46,316	$133,104	$322,138	$531,817

		After 1	After 5		Total
Securities Held-to-Maturity	Within	but	but	Over	Book
March 31, 2012	1 Year	Within 5	Within 10	10 years	Value
Obligations of States and Political Subdivisions	$1,370	$7,379	$42,670	$11,755	$63,174
Mortgage Backed Securities	-	1,003	-	-	1,003
Other	-	6	2,233	-	2,239
Total	$1,370	$8,388	$44,903	$11,755	$66,416

Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2012	Value	Loss	Value	Loss	Value	Loss
Mortgage Backed Securities	$56,721	$258	$-	$-	$56,721	$258
Total	$56,721	$258	$-	$-	$56,721	$258

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Loss	Value	Loss	Value	Loss
Government Agency & Government-Sponsored Entities	$4,987	$13	$-	$-	$4,987	$13
Mortgage Backed Securities	85,090	139	-	-	85,090	139
Total	$90,077	$152	$-	$-	$90,077	$152

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011	Value	Loss	Value	Loss	Value	Loss
Government Agency & Government-Sponsored Entities	$160,473	$2,201	$-	$-	$160,473	$2,201
Obligations of States and Political Subdivisions	4,560	95	-	-	4,560	95
Mortgage Backed Securities	87,534	1,911	-	-	87,534	1,911
Total	$252,567	$4,207	$-	$-	$252,567	$4,207

As of March 31, 2012, the Company held 333 investment securities of which 9 were in a loss position for less than twelve months.  No securities were in a loss position for twelve months or more.  Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.  Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of U.S. Government Agency and Government Sponsored Entities
The unrealized losses on the Company's investments in securities of government agency and government sponsored entities were $0, $13,000, and $2.2 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. Management believes that any unrealized losses were caused by interest rate increases. Repayment of these investments is guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company did not intend to sell the securities and it was more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011 and March 31, 2011.

Mortgage Backed Securities
The unrealized losses on the Company's investments in securities of government agency and government sponsored entities were $258,000, $139,000, and $1.9 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. The unrealized losses on the Company's investment in mortgage backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company did not intend to sell the securities and it was more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

Obligations of States and Political Subdivisions
The continuing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers have increased the overall risk associated with bank-qualified municipal bonds. As of March 31, 2012, over ninety-three percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the seven percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company's investments in obligations of states and political subdivisions were $0 at March 31, 2012 and December 31, 2011 and $95,000 at March 31, 2011. Management believed that any unrealized losses on the Company’s investment in obligations of states and political subdivisions were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company did not intend to sell the securities and it was more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Pledged Securities
As of March 31, 2012, securities carried at $379.3 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2011, was $373.2 million.

3. Allowance for Loan Losses

The following tables show the allocation of the allowance for loan losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

March 31, 2012	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance - January 1, 2012	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$614	$33,017
Charge-Offs	-	-	-	-	(69)	-	(198)	(64)		(331)
Recoveries	-	-	-	-	8	2	8	18		36
Provision	(1,380)	192	268	44	(133)	628	94	1	506	220
Ending Balance - March 31, 2012	$4,443	$2,775	$2,201	$1,295	$3,552	$8,757	$8,637	$162	$1,120	$32,942
Ending Balance Individually Evaluated for Impairment	-	-	-	48	114	846	51	22	-	1,081
Ending Balance Collectively Evaluated for Impairment	4,443	2,775	2,201	1,247	3,438	7,911	8,586	140	1,120	31,861
Loans:
Ending Balance	$321,161	$277,631	$32,036	$111,660	$49,094	$200,034	$160,066	$6,601	$-	$1,158,283
Ending Balance Individually Evaluated for Impairment	1,137	933	-	406	1,007	1,155	339	22	-	4,999
Ending Balance Collectively Evaluated for Impairment	320,024	276,698	32,036	111,254	48,087	198,879	159,727	6,579	-	1,153,284

December 31, 2011	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2011	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Charge-Offs	(25)	(384)	-	(449)	(751)	(3,559)	(788)	(190)	-	(6,146)
Recoveries	-	18	-	4	13	10	21	61	-	127
Provision	(1,783)	1,410	(227)	532	760	4,943	416	120	604	6,775
Ending Balance- December 31, 2011	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$614	$33,017
Ending Balance Individually Evaluated for Impairment	686	-	-	-	80	793	54	23	-	1,636
Ending Balance Collectively Evaluated for Impairment	5,137	2,583	1,933	1,251	3,666	7,334	8,679	184	614	31,381
Loans:
Ending Balance	$305,704	$280,139	$29,607	$107,421	$50,956	$217,227	$165,089	$6,935	$-	$1,163,078
Ending Balance Individually Evaluated for Impairment	4,562	954	-	1,194	576	1,337	292	23	-	8,938
Ending Balance Collectively Evaluated for Impairment	301,142	279,185	29,607	106,227	50,380	215,890	164,797	6,912	-	1,154,140

March 31, 2011	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance - January 1, 2011	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Charge-Offs	-	-	-	(304)	(99)	-	(36)	(35)		(474)
Recoveries	-	-	-	-	2	-	5	12		19
Provision	(1,801)	932	547	228	18	551	(41)	(2)	93	525
Ending Balance - March 31, 2011	$5,830	$2,471	$2,707	$1,088	$3,645	$7,284	$9,012	$191	$103	$32,331
Ending Balance Individually Evaluated for Impairment	19	365	-	-	203	150	66	9	-	812
Ending Balance Collectively Evaluated for Impairment	5,811	2,106	2,707	1,088	3,442	7,134	8,946	182	103	31,519
Loans:
Ending Balance	$324,582	$255,961	$37,260	$106,612	$57,083	$210,886	$167,313	$7,920	$-	$1,167,617
Ending Balance Individually Evaluated for Impairment	302	1,797	-	823	437	778	280	59	-	4,476
Ending Balance Collectively Evaluated for Impairment	324,280	254,164	37,260	105,789	56,646	210,108	167,033	7,861	-	1,163,141

The following tables show the loan portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

March 31, 2012	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$283,721	$29,510	$7,930	$321,161
Agricultural Real Estate	250,827	22,541	4,263	277,631
Real Estate Construction	23,876	3,217	4,943	32,036
Residential 1st Mortgages	109,453	1,454	753	111,660
Home Equity Lines & Loans	47,468	-	1,626	49,094
Agricultural	193,600	3,295	3,139	200,034
Commercial	157,953	1,614	499	160,066
Consumer & Other	6,348	-	253	6,601
Total	$1,073,246	$61,631	$23,406	$1,158,283

December 31, 2011	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$265,201	$15,186	$25,317	$305,704
Agricultural Real Estate	254,181	21,657	4,301	280,139
Real Estate Construction	21,428	3,217	4,962	29,607
Residential 1st Mortgages	104,609	1,483	1,329	107,421
Home Equity Lines & Loans	49,631	-	1,325	50,956
Agricultural	209,555	4,083	3,589	217,227
Commercial	158,273	5,240	1,576	165,089
Consumer & Other	6,528	-	407	6,935
Total	$1,069,406	$50,866	$42,806	$1,163,078

March 31, 2011	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$289,300	$11,394	$23,888	$324,582
Agricultural Real Estate	230,232	16,552	9,177	255,961
Real Estate Construction	27,526	3,217	6,517	37,260
Residential 1st Mortgages	104,187	1,094	1,331	106,612
Home Equity Lines & Loans	56,235	-	848	57,083
Agricultural	181,725	19,426	9,735	210,886
Commercial	158,055	7,152	2,106	167,313
Consumer & Other	7,154	-	766	7,920
Total	$1,054,414	$58,835	$54,368	$1,167,617

See “Note 1. Significant Accounting Policies - Allowance for Loan Losses” for a description of the internal risk ratings used by the Company. There were no loans outstanding at March 31, 2012, December 31, 2011, and March 31, 2011 rated doubtful or loss.

The following tables show an aging analysis of the loan portfolio by the time past due at the dates indicated (in thousands):

	30-89 Days	90 Days or More		Total Past		Total
March 31, 2012	Past Due	and Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$-	$-	$831	$831	$320,330	$321,161
Agricultural Real Estate	594	-	934	1,528	276,103	277,631
Real Estate Construction	-	-	-	-	32,036	32,036
Residential 1st Mortgages	-	-	391	391	111,269	111,660
Home Equity Lines & Loans	221	-	523	744	48,350	49,094
Agricultural	-	-	846	846	199,188	200,034
Commercial	-	-	213	213	159,853	160,066
Consumer & Other	57	-	22	79	6,522	6,601
Total	$872	$-	$3,760	$4,632	$1,153,651	$1,158,283

	30-89 Days	90 Days or More		Total Past		Total
December 31, 2011	Past Due	and Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$-	$-	$1,354	$1,354	$304,350	$305,704
Agricultural Real Estate	-	-	954	954	279,185	280,139
Real Estate Construction	-	-	-	-	29,607	29,607
Residential 1st Mortgages	108	-	284	392	107,029	107,421
Home Equity Lines & Loans	566	-	194	760	50,196	50,956
Agricultural	284	-	1,202	1,486	215,741	217,227
Commercial	179	-	217	396	164,693	165,089
Consumer & Other	101	-	23	124	6,811	6,935
Total	$1,238	$-	$4,228	$5,466	$1,157,612	$1,163,078

	30-89 Days	90 Days or More		Total Past		Total
March 31, 2011	Past Due	and Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$2,957	$-	$302	$3,259	$321,323	$324,582
Agricultural Real Estate	444	-	1,797	2,241	253,720	255,961
Real Estate Construction	-	-	-	-	37,260	37,260
Residential 1st Mortgages	651	-	715	1,366	105,246	106,612
Home Equity Lines & Loans	381	-	414	795	56,288	57,083
Agricultural	3,995	-	47	4,042	206,844	210,886
Commercial	1,316	-	280	1,596	165,717	167,313
Consumer & Other	55	-	59	114	7,806	7,920
Total	$9,799	$-	$3,614	$13,413	$1,154,204	$1,167,617

The following tables show information related to impaired loans for the periods indicated (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2012	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$1,142	$1,136	$-	$1,349	$3
Agricultural Real Estate	934	1,183	-	945	-
Residential 1st Mortgages	297	309	-	758	-
Home Equity Lines & Loans	822	850	-	646	4
Agricultural	309	309	-	286	4
Commercial	239	315	-	214	-
	$3,743	$4,102	$-	$4,196	$11
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$1,509	$-
Residential 1st Mortgages	108	109	48	54	-
Home Equity Lines & Loans	187	190	114	150	1
Agricultural	847	1,577	846	962	-
Commercial	100	106	51	102	-
Consumer & Other	22	23	22	23	-
	$1,264	$2,005	$1,081	$2,799	$1
Total	$5,007	$6,107	$1,081	$6,995	$12

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$1,555	$1,547	$-	$729	$-
Agricultural Real Estate	955	974	-	1,341	-
Residential 1st Mortgages	1,219	1,272	-	936	13
Home Equity Lines & Loans	469	484	-	290	2
Agricultural	262	372	-	149	9
Commercial	188	264	-	195	1
Consumer & Other	-	-	-	5	-
	$4,648	$4,913	$-	$3,645	$25
With an allowance recorded:
Commercial Real Estate	$3,017	$3,015	$686	$2,281	$89
Agricultural Real Estate	-	-	-	529	-
Home Equity Lines & Loans	113	119	80	117	2
Agricultural	1,076	1,791	793	1,818	25
Commercial	104	107	54	120	-
Consumer & Other	24	24	23	31	-
	$4,334	$5,056	$1,636	$4,896	$116
Total	$8,982	$9,969	$1,636	$8,541	$141

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$300	$300	$-	$658	$-
Agricultural Real Estate	975	974	-	975	-
Residential 1st Mortgages	804	1,117	-	1,170	1
Home Equity Lines & Loans	255	260	-	133	1
Agricultural	48	47	-	32	3
Commercial	215	215	-	225	-
Consumer & Other	21	21	-	15	-
	$2,618	$2,934	$-	$3,208	$5
With an allowance recorded:
Commercial Real Estate	$25	$212	$19	$810	$-
Agricultural Real Estate	826	822	365	826	-
Home Equity Lines & Loans	207	207	203	174	-
Agricultural	731	731	150	733	14
Commercial	67	67	66	67	-
Consumer & Other	38	38	9	26	-
	$1,894	$2,077	$812	$2,636	$14
Total	$4,512	$5,011	$812	$5,844	$19

Total recorded investment shown in the prior table will not equal the total ending balance of loans individually evaluated for impairment on the allocation of allowance table. This is because the calculation of recorded investment for purposes of this table only takes into account charge-offs, net deferred loans fees & costs, unamortized premium or discount, and accrued interest.

At March 31, 2012, the Company allocated $44,000 of specific reserves to $1.3 million of troubled debt restructured loans, of which $1.2 million were performing. At December 31, 2011, the Company allocated $759,000 of specific reserves to $4.9 million of troubled debt restructured loans, of which $4.7 million were performing.  The Company had no commitments at March 31, 2012 and December 31, 2011 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ending March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods of 5 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to15 years.

The following table presents loans by class modified as troubled debt restructured loans for the three month period ended March 31, 2012 (in thousands):

	March 31, 2012
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate	1	$116	$116
Residential 1st Mortgages	3	116	110
Home Equity Lines & Loans	1	74	68
Agricultural	1	180	180
Commercial	2	126	126
Total	8	$612	$600

Prior to classifying these loans as TDR’s general loss reserves of $55,000 were allocated to them under the Company’s loan loss allowance methodology.  At the time they were classified as TDR’s charge-offs of $12,000 were recorded. Based upon individual evaluation of the loans no specific loss reserves were required at March 31, 2012.

During the twelve months ended March 31, 2012, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification. The Company considers a loan to be in payment default once it is greater than 90 days contractually past due under the modified terms.

At December 31, 2011, the Company allocated $759,000 of specific reserves to $4.9 million of troubled debt restructured loans, of which $4.7 million were performing. The Company had no commitments at December 31, 2011 and March 31, 2011 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

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

Prior to classifying these loans as TDR’s general loss reserves of $680,000 were allocated to them under the Company’s loan loss allowance methodology.  At the time they were classified as TDR’s charge-offs of $74,000 were recorded. Based upon individual evaluation of the loans, specific loss reserves of $758,000 were required at December 31, 2011.

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
March 31, 2012 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$85,705	$85,705	$-	$-	$85,705

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	67,342	20,970	46,372	-	67,342
Obligations of States and Political Subdivisions	5,753	-	-	5,753	5,753
Mortgage Backed Securities	448,311	-	448,311	-	448,311
Corporate Bonds	344	-	344	-	344
Other	10,067	9,657	410	-	10,067
Total Investment Securities Available-for-Sale	531,817	30,627	495,437	5,753	531,817

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	63,174	-	57,327	8,412	65,739
Mortgage Backed Securities	1,003	-	1,040	-	1,040
Other	2,239	-	2,239	-	2,239
Total Investment Securities Held-to-Maturity	66,416	-	60,606	8,412	69,018

FHLB Stock	7,035	N/A	N/A	N/A	N/A
Loans, Net of Deferred Loan Fees & Allowance:
Commercial Real Estate	316,718	-	-	326,892	326,892
Agricultural Real Estate	274,856	-	-	283,685	283,685
Real Estate Construction	29,835	-	-	30,029	30,029
Residential 1st Mortgages	110,365	-	-	114,402	114,402
Home Equity Lines and Loans	45,542	-	-	48,863	48,863
Agricultural	191,277	-	-	192,031	192,031
Commercial	151,429	-	-	151,175	151,175
Consumer & Other	6,439	-	-	6,560	6,560
Unallocated Allowance	(1,120)	-	-	(1,120)	(1,120)
Total Loans, Net of Deferred Loan Fees & Allowance	1,125,341	-	-	1,152,516	1,152,516
Accrued Interest Receivable	6,463	-	6,463	-	6,463

Liabilities:
Deposits:
Demand	371,760	371,760	-	-	371,760
Interest Bearing Transaction	230,323	230,323	-	-	230,323
Savings and Money Market	528,527	528,527	-	-	528,527
Time	513,432	-	514,503	-	514,503
Total Deposits	1,644,042	1,130,610	514,503	-	1,645,113
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,514	-	62,643	-	62,643
Subordinated Debentures	10,310	-	5,895	-	5,895
Accrued Interest Payable	842	-	842	-	842

December 31, 2011	Carrying	Estimated
(in thousands)	Amount	Fair Value
Assets:
Cash and Cash Equivalents	$101,660	$101,660
Investment Securities Available-for-Sale	479,820	479,820
Investment Securities Held-to-Maturity	63,092	65,874
FHLB Stock	7,035	N/A
Loans, Net of Deferred Loan Fees & Allowance	1,130,061	1,162,261
Accrued Interest Receivable	6,368	6,368
Liabilities:
Deposits:
Non-Interest Bearing	389,639	389,639
Interest-Bearing	1,236,558	1,237,849
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,530	63,000
Subordinated Debentures	10,310	5,953
Accrued Interest Payable	911	911

March 31, 2011	Carrying	Estimated
(in thousands)	Amount	Fair Value
Assets:
Cash and Cash Equivalents	$58,039	$58,039
Investment Securities Available-for-Sale	461,415	461,415
Investment Securities Held-to-Maturity	65,316	66,935
FHLB Stock	6,212	N/A
Loans, Net of Deferred Loan Fees & Allowance	1,135,286	1,163,597
Accrued Interest Receivable	7,320	7,320
Liabilities:
Deposits:
Non-Interest Bearing	317,053	317,053
Interest-Bearing	1,261,195	1,262,598
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,576	64,119
Subordinated Debentures	10,310	4,288
Accrued Interest Payable	1,343	1,343

Fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012, December 31, 2011, and March 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and due from banks, interest bearing deposits with banks, federal funds sold, and securities purchased under agreements to resell are a reasonable estimate of fair value. All cash and cash equivalents are classified as Level 1.

Investment Securities: Fair values for investment securities are based on quoted market prices or dealer quotes, where available. If quoted market prices or dealer quotes are not available, fair values are based on quoted market prices of comparable instruments. Based on the available market information the classification level could be 1, 2, or 3.

Federal Home Loan Bank Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Loans, Net of Deferred Loan Fees & Allowance: Fair values of loans are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Deposit Liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for fixed-maturity certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

FHLB Advances & Securities Sold Under Agreement to Repurchase: The fair value of federal funds purchased and other short-term borrowings is approximated by the book value resulting in a Level 2 classification. The fair value for Federal Home Loan Bank advances is determined using discounted future cash flows resulting in a Level 2 classification.

Subordinated Debentures: The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Accrued Interest Receivable and Payable: The carrying amount of accrued interest receivable and payable approximates their fair value resulting in a Level 2 classification.

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

Securities classified as available-for-sale are reported at fair value on a recurring basis utilizing Level 1, 2 and 3 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

The Company does not record all loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value when the loan is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012, substantially all impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. Otherwise, the Company records the impaired loan as nonrecurring Level 3.

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

		Fair Value Measurements At March 31, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$67,342	$20,970	$46,372	$-
Obligations of States and Political Subdivisions	5,753	-	-	5,753
Mortgage Backed Securities	448,311	-	448,311	-
Corporate Bonds	344	-	344	-
Other	10,067	9,657	410	-
Total Assets Measured at Fair Value On a Recurring Basis	$531,817	$30,627	$495,437	$5,753

		Fair Value Measurements At December 31, 2011, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$82,595	$21,109	$61,486	$-
Obligations of States and Political Subdivisions	5,782	-	-	5,782
Mortgage Backed Securities	391,033	-	391,033	-
Other	410	-	410	-
Total Assets Measured at Fair Value On a Recurring Basis	$479,820	$21,109	$452,929	$5,782

		Fair Value Measurements At March 31, 2011, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$250,878	$-	$250,878	$-
Obligations of States and Political Subdivisions	6,358	-	6,358	-
Mortgage Backed Securities	203,869	-	203,869	-
Other	310	-	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$461,415	$-	$461,415	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the quarters ended March 31, 2012 and 2011, there were no transfers in or out of level 1, 2, or 3. The following table presents changes in level 3 assets measured at fair value on a recurring basis.

	Three Months Ended March 31,
(in thousands)	2012	2011
Balance at Beginning of Period	$5,782	$-
Total Realized and Unrealized Gains/(Losses) Included in Income	-	-
Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	-	-
Purchase of Securities	-	-
Sales, Maturities, and Calls of Securities	(29)	-
Net Transfers In/(Out) of Level 3	-	-
Balance at End of Period	$5,753	$-

Available for sale investments securities categorized as Level 3 assets primarily consist of obligations of states and political subdivisions. These bonds were issued by local housing authorities and have no active market. These bonds are carried at historical cost, which approximates fair value, unless economic conditions for the municipality changes to a degree requiring a valuation adjustment.

The following tables present information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the years indicated.  During the fourth quarter of 2011 management observed that the appraised values of impaired loans and ORE were increasingly relying upon discounted cash flow analysis, not observable comparable market sales. This resulted in the shift from Level 2 inputs to Level 3 inputs beginning with the December 31, 2011, reporting period.

		Fair Value Measurements At March 31, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Residential 1st Mortgage	$61	$-	$-	$61
Home Equity Lines and Loans	225	-	-	225
Commercial	49	-	-	49
Total Impaired Loans	335	-	-	335
Other Real Estate
Real Estate Construction	2,553	-	-	2,553
Residential 1st Mortgage	371	-	-	371
Total Other Real Estate	2,924	-	-	2,924
Total Assets Measured at Fair Value On a Non-Recurring Basis	$3,259	$-	$-	$3,259

Impaired loans with a partial charge-off or where an allowance was established were $335,000, net of an allowance for loan losses of $1.1 million. Impaired loans are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses.

ORE was $2.9 million, net of a $4.1 million valuation allowance. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income.

		Fair Value Measurements At December 31, 2011, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Commercial Real Estate	$2,328	$-	$-	$2,328
Residential 1st Mortgage	89	-	-	89
Home Equity Lines and Loans	166	-	-	166
Agricultural	409	-	-	409
Commercial	50	-	-	50
Total Impaired Loans	3,042	-	-	3,042
Other Real Estate				-
Real Estate Construction	2,553	-	-	2,553
Residential 1st Mortgage	371	-	-	371
Total Other Real Estate	2,924	-	-	2,924
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,966	$-	$-	$5,966

Impaired loans with a partial charge-off or where an allowance was established were $3.0 million, net of an allowance for loan losses of $1.6 million. Impaired loans are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses.

ORE was $2.9 million, net of a $4.1 million valuation allowance. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income.

		Fair Value Measurements At March 31, 2011, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Agricultural Real Estate	$457	$-	$457	$-
Residential 1st Mortgage	549	-	549	-
Home Equity Lines and Loans	2	-	2	-
Agricultural	581	-	581	-
Consumer	29	-	29	-
Total Impaired Loans	1,618	-	1,618	-
Other Real Estate				-
Commercial Real Estate	4,275	-	3,295	-
Agricultural Real Estate	424	-	424	-
Real Estate Construction	3,295	-	234	-
Residential 1st Mortgage	234	-	4,275	-
Total Other Real Estate	8,228	-	8,228	-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$9,846	$-	$9,846	$-

Impaired loans with a partial charge-off or where an allowance was established were $1.6 million, net of an allowance for loan losses of $812,000. Impaired loans are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses. See “Management's Discussion and Analysis- Financial Condition – Classified Loans and Non-Performing Assets – Restructured Loans” for further discussion regarding the $10.6 million decline in the fair value of impaired loans since December 31, 2010.

ORE was $8.2 million, net of a $4.1 million valuation allowance. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income.

6. Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange.  The shares are primarily held by local residents and are not actively traded.  No cash dividends were declared during the first quarter of 2012 or 2011.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per common share for the three months ended March 31, 2012 and 2011.

(net income in thousands)	2012	2011
Net Income	$6,190	$6,126
Average Number of Common Shares Outstanding	779,296	779,424
Basic Earnings Per Common Share Amount	$7.94	$7.86

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2012.  This analysis should be read in conjunction with our 2011 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include the following: (1) the current economic downturn and turmoil in financial markets and the response of federal and state regulators thereto; (2) the effect of changing regional and national economic conditions including the housing market in the Central Valley of California; (3) significant changes in interest rates and prepayment speeds; (4) credit risks of lending and investment activities; (5) changes in federal and state banking laws or regulations; (6) competitive pressure in the banking industry; (7) changes in governmental fiscal or monetary policies; (8) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (9) other factors discussed in Item 1A. Risk Factors located in the Company’s 2011 Annual Report on Form 10-K.

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

For the three months ended March 31, 2012, Farmers & Merchants Bancorp reported net income of $6,190,000 earnings per share of $7.94 and return on average assets of 1.29%.  Return on average shareholders’ equity was 12.80% for the three months ended March 31, 2012.

For the three months ended March 31, 2011, Farmers & Merchants Bancorp reported net income of $6,126,000 earnings per share of $7.86 and return on average assets of 1.32%.  Return on average shareholders’ equity was 14.03% for the three months ended March 31, 2011.

The primary reasons for the Company’s improved earnings performance in the first quarter of 2012 as compared to the same period last year were: (1) a $305,000 decrease in the loan loss provision; (2) a $510,000 decrease in ORE holding costs; and (3) a $232,000 decrease in FDIC insurance costs. These positive impacts were partially offset by: (1) a $162,000 decrease in service charges on deposit accounts; (2) a $679,000 increase in salaries and employee benefits; and (3) an $88,000 decrease in net interest income.

The following is a summary of the financial results for the three-month period ended March 31, 2012 compared to March 31, 2011.

•	Net income increased 1.0% to $6,190,000 from $6,126,000.

•	Earnings per share increased 1.0% to $7.94 from $7.86.

•	Total assets increased 4.5% to $1,946,000.

•	Total loans decreased 0.8% to $1,158,000.

•	Total deposits increased 4.2% to $1,644,000.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ended March 31, 2012 and 2011.

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

Net interest income decreased $88,000 or 0.5% to $18.3 million during the first quarter of 2012 compared to $18.4 million for the first quarter of 2011. On a fully tax equivalent basis, net interest income decreased 0.5% and totaled $18.6 million at March 31, 2012, compared to $18.7 million at March 31, 2011. As more fully discussed below, the decrease in net interest income was primarily due to a 22 basis point decrease in net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended March 31, 2012, the Company’s net interest margin was 4.21% compared to 4.43% for the quarter ended March 31, 2011. This decrease in net interest margin was due primarily to: (1)  a decline in the mix of  loans as a percentage of average earning assets; combined with (2) a decline in loan yields that exceeded a corresponding drop in funding costs.

Loans, generally the Company’s highest earning assets, decreased $9.3 million as of March 31, 2012, compared to March 31, 2011. On an average balance basis, loans decreased by $11.7 million for the quarter ended March 31, 2012. Loans decreased from 67.5% of average earning assets at March 31, 2011 to 64.3% at March 31, 2012. Additionally, as a result of the sustained low rate environment since late 2008, the year-to-date yield on the Company’s loan portfolio declined to 5.79% for the quarter ended March 31, 2012, compared to 6.14% for the quarter ended March 31, 2011. The decrease in loan balances and yield resulted in interest revenue from loans decreasing 5.9% to $16.5 million for quarter ended March 31, 2012. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans, the yield earned on investments is generally less than that of loans.  Average investment securities totaled $550.8 million for the quarter ended March 31, 2012; an increase of $47.4 million compared to the average balance for the quarter ended March 31, 2011. Tax equivalent interest income on securities increased $441,000 to $3.8 million for the quarter ended March 31, 2012, compared to $3.3 million for the quarter ended March 31, 2011. The average investment portfolio yield, on a tax equivalent (TE) basis, was 2.7% for the quarter ended March 31, 2012, compared to 2.6% for the quarter ended March 31, 2011. This increase in yield was caused by a change in the mix of the investment portfolio since the first quarter of 2011 due to the purchase of higher yielding mortgage-backed securities combined with a runoff in lower yielding U.S. agencies securities. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2012.  Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. The FRB currently pays interest on the deposits that banks maintain in their FRB account, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during the first quarter of 2012 and 2011. These balances earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest bearing deposits with banks for the quarter ended March 31, 2012, was $83.9 million, an increase of $29.6 million compared to the average balance for the quarter ended March 31, 2011. Interest income on interest bearing deposits with banks for the quarter ended March 31, 2012, increased $19,000 to $53,000 compared to the quarter ended March 31, 2011.

Average interest-bearing sources of funds increased $4.4 million or 0.3% during the first quarter of 2012. Of that increase: (1) interest-bearing transaction deposits increased $17.5 million; (2) savings and money market deposits increased $40.8 million; (3) time deposits decreased $53.9 million; (4) securities sold under agreement to repurchase remained unchanged (see “Financial Condition - Securities Sold Under Agreement to Repurchase”); (5) Federal Home Loan Bank (“FHLB”) Advances decreased $62,000 (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (6) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

During the first quarter of 2012, the Company was able to grow average interest bearing deposits by $4.4 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $1.1 million for the first quarter of 2012 as compared to $1.5 million for the first quarter of 2011. The average rate paid on interest-bearing deposits was 0.34% for the first quarter of 2012 compared to 0.50% for the first quarter of 2011. The Company anticipates that this decline in deposit rates, if any, will be much more modest through the remainder of 2012.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended March 31,			Three Months Ended March 31,
		2012			2011
Assets	Balance	Interest	Annualized Yield/Rate	Balance	Interest	Annualized Yield/Rate
Interest Bearing Deposits With Banks	$83,877	$53	0.25%	$54,253	$34	0.25%
Investment Securities Available-for-Sale
U.S. Agencies	75,489	202	1.07%	243,011	693	1.14%
Municipals - Non-Taxable	5,772	107	7.41%	6,369	119	7.47%
Mortgage Backed Securities	405,754	2,587	2.55%	184,526	1,621	3.51%
Other	850	3	1.41%	4,389	2	0.18%
Total Investment Securities Available-for-Sale	487,865	2,899	2.38%	438,295	2,435	2.22%

Investment Securities Held-to-Maturity
Municipals - Non-Taxable	59,607	855	5.74%	60,764	869	5.72%
Mortgage Backed Securities	1,115	11	3.95%	2,099	20	3.81%
Other	2,244	5	0.89%	2,276	5	0.88%
Total Investment Securities Held-to-Maturity	62,966	871	5.53%	65,139	894	5.49%

Loans
Real Estate	729,282	10,992	6.06%	711,248	11,149	6.36%
Home Equity Line and Loans	49,947	707	5.69%	58,080	834	5.82%
Agricultural	201,036	2,614	5.23%	209,762	3,045	5.89%
Commercial	157,631	2,041	5.21%	169,181	2,342	5.61%
Consumer	6,647	118	7.14%	7,980	135	6.86%
Other	239	3	5.05%	245	3	4.97%
Total Loans	1,144,782	16,475	5.79%	1,156,496	17,508	6.14%
Total Earning Assets	1,779,490	$20,298	4.59%	1,714,183	$20,871	4.94%

Unrealized Gain (Loss) on Securities Available-for-Sale	9,095			1,512
Allowance for Loan Losses	(32,859)			(32,311)
Cash and Due From Banks	32,733			29,922
All Other Assets	138,124			136,461
Total Assets	$1,926,583			$1,849,767

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$225,974	$46	0.08%	$208,435	$73	0.14%
Savings and Money Market	524,375	351	0.27%	483,557	423	0.35%
Time Deposits	511,980	660	0.52%	565,919	1,050	0.75%
Total Interest Bearing Deposits	1,262,329	1,057	0.34%	1,257,911	1,546	0.50%
Securities Sold Under Agreement to Repurchase	60,000	536	3.59%	60,000	530	3.58%
Other Borrowed Funds	524	7	5.37%	586	8	5.54%
Subordinated Debentures	10,310	88	3.43%	10,310	81	3.19%
Total Interest Bearing Liabilities	1,333,163	$1,688	0.51%	1,328,807	$2,165	0.66%
Interest Rate Spread			4.08%			4.28%
Demand Deposits (Non-Interest Bearing)	368,286			315,093
All Other Liabilities	31,712			31,224
Total Liabilities	1,733,161			1,675,124

Shareholders' Equity	193,422			174,643
Total Liabilities & Shareholders' Equity	$1,926,583			$1,849,767
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.13%			0.15%
Net Interest Income and Margin on Total Earning Assets		18,610	4.21%		18,706	4.43%
Tax Equivalent Adjustment		(332)			(340)
Net Interest Income		$18,278	4.13%		$18,366	4.35%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $684,000 and $359,000 for the quarters ended March 31, 2012 and 2011, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)	Three Months Ended
	Mar. 31, 2012 compared to Mar. 31, 2011
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits With Banks	$19	$-	$19
Investment Securities Available-for-Sale
U.S. Agencies	(451)	(40)	(491)
Municipals - Non-Taxable	(11)	(1)	(12)
Mortgage Backed Securities	1,509	(543)	966
Other	(3)	4	1
Total Investment Securities Available-for-Sale	1,044	(580)	464

Investment Securities Held-to-Maturity
Municipals - Non-Taxable	(17)	3	(14)
Mortgage Backed Securities	(9)	-	(9)
Other	-	-	-
Total Investment Securities Held-to-Maturity	(26)	3	(23)

Loans
Real Estate	283	(440)	(157)
Home Equity	(115)	(12)	(127)
Agricultural	(122)	(309)	(431)
Commercial	(154)	(147)	(301)
Consumer	(23)	6	(17)
Total Loans	(131)	(902)	(1,033)
Total Earning Assets	906	(1,479)	(573)

Interest Bearing Liabilities
Interest Bearing Deposits
Transaction	6	(33)	(27)
Savings and Money Market	34	(106)	(72)
Time Deposits	(92)	(298)	(390)
Total Interest Bearing Deposits	(52)	(437)	(489)
Securities Sold Under Agreement to Repurchase	-	5	5
Other Borrowed Funds	(1)	-	(1)
Subordinated Debentures	-	7	7
Total Interest Bearing Liabilities	(53)	(424)	(478)
Total Change	$959	$(1,055)	$(95)
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Provision and Allowance for Loan Losses
As a financial institution that assumes lending and credit risks as a principal element of its business, credit losses will be experienced in the normal course of business. The Company has established credit management policies and procedures that govern both the approval of new loans and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans to one borrower, and by restricting loans made primarily to its principal market area where management believes it is best able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” of the Company’s 2011 Annual Report on Form 10-K. Management reports regularly to the Board of Directors regarding trends and conditions in the loan portfolio and regularly conducts credit reviews of individual loans. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight.

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

The Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in some areas. Accordingly, management and the Board of Directors began significantly increasing the Company’s loan loss allowance and as of March 31, 2012, the balance was $32.9 million or 2.84% of total loans. As of March 31, 2011, the allowance for loan losses was $32.3 million, which represented 2.77% of total loans. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of March 31, 2012, compare very favorably to our peers at the present time, no significant recovery has yet begun in our local markets and this has resulted in continuing borrower stress.

The provision for loan losses decreased $305,000 to $220,000 for the first quarter of 2012 compared to $525,000 for the first quarter of 2011. Net charge-offs during the first quarter of 2012 were $295,000 compared to $455,000 in the first quarter of 2011. Net charge-offs represented 0.03% of average loans at March 31, 2012, a level that, in management’s opinion, compares very favorably to the Company’s peers at the present time. See “Overview – Looking Forward: 2012 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2011 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for loan losses as of March 31, 2012, was adequate.

	Three Months Ended March 31,
Allowance for Loan Losses (in thousands)	2012	2011
Balance at Beginning of Period	$33,017	$32,261
Loans Charged Off	(331)	(474)
Recoveries of Loans Previously Charged Off	36	19
Provision Charged to Expense	220	525
Balance at End of Period	$32,942	$32,331

The table below breaks out current quarter activity by portfolio segment (in thousands):

March 31, 2012	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance - January 1, 2012	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$614	$33,017
Charge-Offs	-	-	-	-	(69)	-	(198)	(64)		(331)
Recoveries	-	-	-	-	8	2	8	18		36
Provision	(1,380)	192	268	44	(133)	628	94	1	506	220
Ending Balance - March 31, 2012	$4,443	$2,775	$2,201	$1,295	$3,552	$8,757	$8,637	$162	$1,120	$32,942

Overall, the Allowance for Credit Losses as of March 31, 2012 decreased a modest $75,000 from December 31, 2011.  However, the allowance allocated to the following categories of loans did change materially during the quarter:

•	Commercial Real Estate allowance balances declined $1.4 million primarily as a result of a $17.4 million decline in classified loans.

•
Agricultural and Agricultural Real Estate allowance balances increased $822,000, primarily as a result of profitability pressures in the dairy industry due to volatile milk prices and increasing feed costs.

See “Management’s Discussion and Analysis - Financial Condition – Classified Loans and Non-Performing Assets” for further discussion regarding these loan categories.

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

Overall, non-interest income increased $589,000 or 17.7% for the three months ended March 31, 2012, compared to the same period of 2011. This increase was primarily due a $526,000 increase in the net gain on deferred compensation investments. Other factors impacting the change in non-interest income were: (1) a $163,000 increase in other non-interest income; and (2) a $162,000 decline in service charges on deposit accounts primarily NSF/OD fees.

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

Non-Interest Expense
Non-interest expense for the Company includes expenses for: (1) salaries and employee benefits; (2) net gain on deferred compensation investment; (3) occupancy; (4) equipment; (5) ORE holding costs; (6) supplies; (7) legal fees; (8) professional services; (9) data processing; (10) marketing; (11) deposit insurance; and (12) other miscellaneous expenses.

Overall, non-interest expense increased $686,000 or 6.0% for the three months ended March 31, 2012, compared to the same period in 2011. This increase was primarily comprised of: (1) a $679,000 increase in salaries and employee benefits, primarily due to officer raises that were effective April 1, 2011; (2) a $526,000 increase in the net gain on deferred compensation investments; and (3) a $211,000 increase in other non-interest expenses. These increases were partially offset by: (1) a $510,000 decrease in ORE holding cost, primarily due to a drop in required valuation adjustments; and (2) a $232,000 decrease in FDIC insurance expense as a result of the FDIC’s new assessment methodology adopted in the second quarter of 2011.

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

Income Taxes
The provision for income taxes increased 1.5% to $3.7 million for the first quarter of 2012 compared to the first quarter of 2011. The effective tax rate for the first quarter of 2012 was 37.2% compared to 37.1% for the first quarter of 2011. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance; California enterprise zone interest income exclusion; and tax-exempt interest income on municipal securities and loans.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at March 31, 2012, as compared to December 31, 2011 and to March 31, 2011. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at March 31, 2012 was $598.2 million compared to $542.9 million at the end of 2011, an increase of $71.5 million or 13.6%. At March 31, 2011, the investment portfolio totaled $526.7 million. The investment portfolio has increased over the past three years as deposit growth has exceeded loan growth. Additionally, the mix of the investment portfolio has changed over the past three years. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company has invested most of its available funds over the past three years in shorter term government agency & government-sponsored entity securities and shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company's total investment portfolio currently represents 30.7% of the Company’s total assets as compared to 28.3% at December 31, 2011 and March 31, 2011.

As of March 31, 2012 the Company held $68.9 million of municipal investments, of which $54.8 million were bank-qualified municipal bonds, all classified as held-to-maturity. The continuing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers, has increased the overall risk associated with bank-qualified municipal bonds. This situation caused the Company not to purchase any municipal bonds between late 2006 and year-end 2011. However, during the first quarter of 2012 the Company began investing in bank-qualified municipals that were rated AA or better. As of March 31, 2012 ninety-three percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the seven percent ($3.8 million) of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Average interest bearing deposits with banks for the quarter ended March 31, 2012, was $83.9 million compared to $54.3 million for the quarter ended March 31, 2011. These balances earn interest at the Fed Funds rate, which has been 0.25% since December, 2008.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of March 31, 2012, December 31, 2011 and March 31, 2011, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

The Company's loan portfolio at March 31, 2012 decreased $9.3 million or 0.8% from March 31, 2011, largely a reflection of the continuing slowdown in the overall economy which has affected commercial and consumer loan demand.

Loans at March 31, 2012 decreased $4.8 million from December 31, 2011, primarily as a result of the normal seasonal paydowns of loans made to the Company’s dairy customers in the fourth quarter of 2011 and the continuing slow down in the overall economy.

On an average balance basis, loans have decreased $11.7 million or 1.0% since the first quarter of 2011. The following table sets forth the distribution of the loan portfolio by type and percent as of the periods indicated.

Loan Portfolio	March 31, 2012		December 31, 2011		March 31, 2011
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$323,274	27.9%	$307,670	26.4%	$326,709	27.9%
Agricultural Real Estate	277,631	23.9%	280,139	24.0%	255,961	21.9%
Real Estate Construction	32,036	2.8%	29,607	2.5%	37,260	3.2%
Residential 1st Mortgages	111,660	9.6%	107,421	9.2%	106,612	9.1%
Home Equity Lines and Loans	49,094	4.2%	50,956	4.4%	57,083	4.9%
Agricultural	200,034	17.2%	217,227	18.6%	210,886	18.0%
Commercial	160,066	13.8%	165,089	14.2%	167,313	14.3%
Consumer & Other	6,601	0.6%	6,935	0.6%	7,920	0.7%
Total Gross Loans	1,160,396	100.0%	1,165,044	100.0%	1,169,744	100.0%
Less: Unearned Income	2,113		1,966		2,127
Subtotal	1,158,283		1,163,078		1,167,617
Less: Allowance for Loan Losses	32,942		33,017		32,331
Net Loans	$1,125,341		$1,130,061		$1,135,286

Classified Loans and Non-Performing Assets
All loans are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Loan Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans and review the credit risk grades the Company places on loans. Loans that are judged to exhibit a higher risk profile are referred to as “classified loans,” and these loans receive increased management attention. As of March 31, 2012, classified loans totaled $23.4 million compared to $42.8 million at December 31, 2011 and $54.4 million at March 31, 2011. This decline was primarily a result of $17.4 million of CRE loans being upgraded from classified to special mention during the first quarter of 2012.

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

Non-Accrual Loans - Accrual of interest on loans is generally discontinued when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of March 31, 2012 and December 31, 2011, non-accrual loans totaled $3.8 million and $4.2 million, respectively.

Restructured Loans - A restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan on accrual. As of March 31, 2012, restructured loans on accrual totaled $1.2 million as compared to $4.7 million at December 31, 2011. This decline was primarily a result of two commercial real estate loans that totaled $3.0 million as of December 31, 2011 no longer being classified as a TDR since they were restructured at a market rate in a prior calendar year and are currently in compliance with their modified terms.

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

Non-Performing Assets
(in thousands)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Non-Performing Loans	$3,760	$4,228	$3,614
Other Real Estate	2,924	2,924	8,228
Total Non-Performing Assets	$6,684	$7,152	$11,842

Non-Performing Loans as a % of Total Loans	0.32%	0.36%	0.31%
Restructured Loans (Performing)	$1,239	$4,710	$862

Although management believes that non-performing loans are generally well-secured and that potential losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $1.1 million, $1.6 million, and $812,000 have been established for non-performing loans at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Foregone interest income on non-accrual loans which would have been recognized during the period, if all such loans had been current in accordance with their original terms, totaled $180,000 for the three months ended March 31, 2012, $385,000 for the year ended December 31, 2011, and $405,000 for the three months ended March 31, 2011.

The Company reported $2.9 million of ORE at March 31, 2012 and December 31, 2011, and $8.2 million at March 31, 2011. The March 31, 2012 and December 31, 2011, carrying value of $2.9 million is net of a $4.1 million reserve for ORE valuation allowance. The March 31, 2011 carrying value of $8.2 million is net of a $4.1 million reserve for ORE valuation allowance.

Except for those classified and non-performing loans discussed above, the Company’s management is not aware of any loans as of March 31, 2012, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. However, the Central Valley of California continues to be one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in many areas. As a result of this combination of: (1) significant declines in real estate values over the past several years; and (2) continuing uncertainty in general economic conditions leading to increased unemployment and business failures; borrowers who up until this time have been able to keep current in their payments may experience deterioration in their overall financial condition, increasing the potential of default. See “Part I, Item 1A. Risk Factors” in the Company’s 2011 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base.  The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at March 31, 2012 have increased $65.8 million or 4.2% compared to March 31, 2011. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor (unlimited for non-interest bearing transaction accounts); and (2) the Company’s strong financial results and position which has built F&M Bank’s reputation as one of the most safe and sound banks in its market territory.  The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 4.2% since March 31, 2011, the Company’s focus has been on increasing low cost transaction and savings accounts, which have grown at a much faster pace:

•	Demand and interest-bearing transaction accounts increased $79.4 million or 15.2% since March 31, 2011.

•	Savings and money market accounts have increased $32.4 million or 6.5% since March 31, 2011.

•
Time deposit accounts have decreased $45.9 million or 8.2% since March 31, 2011. This decline was the continuing result of an explicit pricing strategy adopted by the Company beginning in 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term government agency & government-sponsored entity securities or overnight Fed Funds. Beginning in 2009, management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction, money market, and/or savings balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s strong deposit growth in transaction, savings and money market accounts, this time deposit decline has not presented any liquidity issues and it has significantly enhanced the Company’s net interest margin and earnings.

The Company's deposit balances at March 31, 2012 have increased $17.8 million or 1.1% compared to December 31, 2011, due primarily to an increase in savings and money market deposits of 6.1% or $30.5 million.  This increase was partially offset by: (1) decreased demand and interest-bearing transaction accounts in the amount of $8.3 million or 1.4%; and (2) decreased time deposit accounts in the amount of $4.4 million or 0.8%.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets See “Item 3. Quantitative and Qualitative Disclosures About Market Risk and Liquidity Risk.” These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio.

FHLB Advances as of March 31, 2012 were $514,000 compared to $530,000 at December 31, 2011 and $576,000 at March 31, 2011. The average rate on FHLB advances during the first quarter of 2012 was 5.4% compared to 5.5% during the first quarter of 2011.

There were no amounts outstanding on the Company’s line of credit with the FRB as of March 31, 2012.

As of March 31, 2012 the Company has additional borrowing capacity of $233.4 million with the Federal Home Loan Bank and $289.0 million with the Federal Reserve Bank.  Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings and totaled $60 million at March 31, 2012, December 31, 2011, and March 31, 2011.

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

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”).  These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%.  Interest rates reset quarterly and were 3.3% as of March 31, 2012, 3.4% at December 31, 2011 and 3.2% at March 31, 2011. The average rate paid for these securities for the first quarter of 2012 was 3.4% compared to 3.2% for the first quarter of 2011. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements.  The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection.  Shareholders’ Equity totaled $196.2 million at March 31, 2012, $189.3 million at December 31, 2011, and $178.7 million at March 31, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of March 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total Capital to Risk Weighted Assets	$218,829	15.24%	$114,895	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	$200,689	13.97%	$57,448	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	$200,689	10.44%	$76,902	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total Capital to Risk Weighted Assets	$218,660	15.23%	$114,883	8.0%	$143,604	10.0%
Tier 1 Capital to Risk Weighted Assets	$200,523	13.96%	$57,441	4.0%	$86,162	6.0%
Tier 1 Capital to Average Assets	$200,523	10.43%	$76,870	4.0%	$96,087	5.0%

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

The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

In 1998, the Board approved the Company’s first common stock repurchase program. This program was extended and expanded in both 2004 and 2006. Most recently, on November 12, 2008, the Board of Directors approved increasing the funds available for the Company’s common stock repurchase program. The Board’s resolution authorized up to $20 million in repurchases over the four-year period ending October 31, 2012.

During the first quarter of 2012 the Company repurchased 485 shares at an average share price of $370. During the first quarter of 2011 the Company did not repurchase any shares. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $15.8 million.

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

For a full discussion of the Company’s critical accounting policies and estimates see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report on Form 10-K.

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

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. As of March 31, 2012, the Company had entered into commitments with certain customers amounting to $337.3 million compared to $300.6 million at December 31, 2011 and $337.8 million at March 31, 2011.  Letters of credit at March 31, 2012 and December 31, 2011 were $5.1 million and $5.5 million at March 31, 2011. These commitments are not reflected in the accompanying consolidated financial statements and do not significantly impact operating results.

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

Management believes that based upon the preceding methodology, and using information currently available, the allowance for loan losses at March 31, 2012 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would require increases in the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2012, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 1.34% if rates increase by 200 basis points and a decrease in net interest income of 0.01% if rates decline 100 basis points. Comparatively, at December 31, 2011, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 0.44% if rates increase by 200 basis points and a decrease in net interest income of 0.17% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $66.0 million and repurchase lines of $100.0 million with major banks.  In addition, as of March 31, 2012 the Company has available borrowing capacity of $233.4 million at the Federal Home Loan Bank and $289.0 million at the Federal Reserve Bank.

At March 31, 2012, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $276.9 million, which represents 14.2% of total assets.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2011 Annual Report to Shareholders on Form 10-K. In management’s opinion, there have been no material changes in risk factors since the filing of the 2011 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table indicates the number of shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2012.

Period	Number of Shares	Average Price per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 2012	-	$-	-	$16,015,500
February 2012	-	-	-	16,015,500
March 2012	485	370	-	15,836,050
Total	485	$370	-	$15,836,050

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

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

See “Index to Exhibits”

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: May 7, 2012	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2012	/s/ Stephen W. Haley

Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)

Index to Exhibits

Exhibit No.	Description

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document