Form 10-Q
period 2012-06-30
FARMERS & MERCHANTS BANCORP
filed 2012-08-08
CIK 1085913

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares of common stock of the registrant:  Par value $0.01, authorized 7,500,000 shares; issued and outstanding 778,939 as of July 31, 2012.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

Index to Exhibits	59

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands)	June 30,	December 31,	June 30,
	2012	2011	2011
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due From Banks	$39,673	$45,112	$48,604
Interest Bearing Deposits with Banks	1,096	56,548	8,100
Total Cash and Cash Equivalents	40,769	101,660	56,704

Investment Securities:
Available-for-Sale	501,892	479,820	423,915
Held-to-Maturity	70,195	63,092	63,584
Total Investment Securities	572,087	542,912	487,499

Loans	1,203,994	1,163,078	1,191,801
Less: Allowance for Loan Losses	33,098	33,017	32,942
Loans, Net	1,170,896	1,130,061	1,158,859

Premises and Equipment, Net	23,361	24,058	24,620
Bank Owned Life Insurance	48,330	47,418	46,494
Interest Receivable and Other Assets	71,844	73,575	72,528
Total Assets	$1,927,287	$1,919,684	$1,846,704

Liabilities
Deposits:
Demand	$360,290	$389,639	$324,371
Interest Bearing Transaction	223,343	220,736	196,946
Savings and Money Market	542,922	498,011	494,716
Time	505,670	517,811	548,094
Total Deposits	1,632,225	1,626,197	1,564,127

Securities Sold Under Agreement to Repurchase	-	60,000	60,000
Federal Home Loan Bank Advances	50,998	530	561
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	34,979	33,301	30,602
Total Liabilities	1,728,512	1,730,338	1,665,600

Shareholders' Equity
Preferred Stock	-	-	-
Common Stock	8	8	8
Additional Paid-In Capital	75,410	75,590	75,590
Retained Earnings	115,838	109,081	101,907
Accumulated Other Comprehensive Income, Net	7,519	4,667	3,599
Total Shareholders' Equity	198,775	189,346	181,104
Total Liabilities & Shareholders' Equity	$1,927,287	$1,919,684	$1,846,704
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)
(in thousands except per share data)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Interest Income
Interest and Fees on Loans	$16,303	$17,490	$32,778	$34,997
Interest on Deposits with Banks	15	5	68	39
Interest on Investment Securities:
Taxable	2,835	2,399	5,643	4,741
Exempt from Federal Tax	660	641	1,290	1,289
Total Interest Income	19,813	20,535	39,779	41,066

Interest Expense
Deposits	975	1,396	2,032	2,942
Borrowed Funds	493	545	1,036	1,083
Subordinated Debentures	87	82	175	163
Total Interest Expense	1,555	2,023	3,243	4,188

Net Interest Income	18,258	18,512	36,536	36,878
Provision for Loan Losses	280	3,925	500	4,450
Net Interest Income After Provision for Loan Losses	17,978	14,587	36,036	32,428

Non-Interest Income
Service Charges on Deposit Accounts	1,201	1,365	2,414	2,740
Increase in Cash Surrender Value of Life Insurance	456	459	912	910
Debit Card and ATM Fees	742	708	1,465	1,374
Net (Loss) Gain on Deferred Compensation Investments	(312)	(15)	619	390
Other	724	478	1,324	915
Total Non-Interest Income	2,811	2,995	6,734	6,329

Non-Interest Expense
Salaries and Employee Benefits	8,021	7,463	15,942	14,705
Net (Loss) Gain on Deferred Compensation Investments	(312)	(15)	619	390
Occupancy	628	613	1,269	1,246
Equipment	878	711	1,596	1,425
ORE Holding Costs	78	367	93	892
FDIC Insurance	243	516	485	990
Other	3,135	1,578	4,789	3,021
Total Non-Interest Expense	12,671	11,233	24,793	22,669

Income Before Income Taxes	8,118	6,349	17,977	16,088
Provision for Income Taxes	2,956	2,194	6,625	5,807
Net Income	$5,162	$4,155	$11,352	$10,281
Basic Earnings Per Common Share	$6.63	$5.33	$14.57	$13.19
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Net Income	$5,162	$4,155	$11,352	$10,281

Other Comprehensive Income
Increase in Net Unrealized Gains on Available-for-Sale Securities	3,538	4,663	4,921	3,427
Deferred Tax Expense	(1,488)	(1,961)	(2,069)	(1,441)
Change in Net Unrealized Gains on Available-for-Sale Securities, Net of Tax	2,050	2,702	2,852	1,986

Total Other Comprehensive Income	2,050	2,702	2,852	1,986

Comprehensive Income	$7,212	$6,857	$14,204	$12,267
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
(in thousands except share data)					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income, Net	Equity
Balance, January 1, 2011	779,424	$8	$75,590	$96,030	$1,613	$173,241
Net Income		-	-	10,281	-	10,281
Cash Dividends Declared on Common Stock ($5.65 per share)		-	-	(4,404)	-	(4,404)
Change in Net Unrealized Gain on Securities Available for Sale, Net of Tax	-	-	-	-	1,986	1,986
Balance, June 30, 2011	779,424	$8	$75,590	$101,907	$3,599	$181,104

Balance, January 1, 2012	779,424	$8	$75,590	$109,081	$4,667	$189,346
Net Income		-	-	11,352	-	11,352
Cash Dividends Declared on Common Stock ($5.90 per share)		-	-	(4,595)	-	(4,595)
Repurchase of Stock	(485)	-	(180)	-	-	(180)
Change in Net Unrealized Gain on Securities Available for Sale, Net of Tax	-	-	-	-	2,852	2,852
Balance, June 30, 2012	778,939	$8	$75,410	$115,838	$7,519	$198,775
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)	Six Months Ended
	June 30,	June 30,
	2012	2011
Operating Activities:
Net Income	$11,352	$10,281
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	500	4,450
Depreciation and Amortization	876	896
Net Amortization of Investment Security Discounts & Premium	1,721	373
Net Gain on Sale of Property & Equipment	-	(5)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(1,221)	(341)
Net Increase (Decrease) in Interest Payable and Other Liabilities	1,678	(244)
Net Cash Provided by Operating Activities	14,906	15,410
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(106,797)	(67,514)
Proceeds from Sold, Matured, or Called Securities Available-for-sale	87,911	74,485
Purchase of Investment Securities Held-to-Maturity	(10,359)	(720)
Proceeds from Matured or Called Securities Held-to-Maturity	3,241	2,058
Net Loans Paid, Originated or Acquired	(41,559)	(19,627)
Principal Collected on Loans Previously Charged Off	224	59
Additions to Premises and Equipment	(179)	(1,317)
Proceeds from Disposition of Property & Equipment	-	20
Net Cash Used by Investing Activities	(67,518)	(12,556)
Financing Activities:
Net Increase (Decrease) in Deposits	6,028	(2,376)
Net Decrease in Securities Sold Under Agreement to Repurchase	(60,000)	-
Net Change in Other Borrowings	50,468	(30)
Stock Repurchases	(180)	-
Cash Dividends	(4,595)	(4,404)
Net Cash Used in Financing Activities	(8,279)	(6,810)
Decrease in Cash and Cash Equivalents	(60,891)	(3,956)
Cash and Cash Equivalents at Beginning of Period	101,660	60,660
Cash and Cash Equivalents at End of Period	$40,769	$56,704
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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the six-month period ended June 30, 2012 may not necessarily be indicative of future operating results.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement; and (2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Allowance for Loan Losses
The allowance for loan losses is an estimate of probable incurred credit losses inherent in the Company's loan portfolio as of the balance sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are collectively evaluated for impairment.

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

Substandard – A substandard loan is not adequately protected by the current financial condition and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. Well defined weaknesses include a project's lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project's failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable or improbable.

Loss – Loans classified as loss are considered uncollectible. Once a loan becomes delinquent and repayment becomes questionable, the Company will address collateral shortfalls with the borrower and attempt to obtain additional collateral. If this is not forthcoming and payment in full is unlikely, the Company will estimate its probable loss and immediately charge-off some or all of the balance.

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

Allowance for Credit Losses on Off Balance Sheet Credit Exposures
The Company also maintains a separate allowance for off balance sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for off balance sheet commitments is included in Interest Payable and Other Liabilities on the Company’s Consolidated Balance Sheet.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of or for the period ended June 30, 2012, December 31, 2011 or June 30, 2011.

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

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows (in thousands):
	Amortized	Gross Unrealized		Fair/Book
June 30, 2012	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$56,764	$314	$-	$57,078
Obligations of States and Political Subdivisions	5,724	-	-	$5,724
Mortgage Backed Securities (1)	414,990	12,647	-	427,637
Corporate Bonds	8,983	29	17	8,995
Other	2,458	-	-	2,458
Total	$488,919	$12,990	$17	$501,892

	Amortized	Gross Unrealized		Fair/Book
December 31, 2011	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$82,195	$413	$13	$82,595
Obligations of States and Political Subdivisions	5,782	-	-	5,782
Mortgage Backed Securities (1)	383,380	7,792	139	391,033
Other	410	-	-	410
Total	$471,767	$8,205	$152	$479,820

	Amortized	Gross Unrealized		Fair/Book
June 30, 2011	Cost	Gains	Losses	Value
Securities of U.S. Government Agencies	$217,724	$496	$384	$217,836
Obligations of States and Political Subdivisions	5,620	-	-	5,620
Mortgage Backed Securities (1)	194,051	6,782	684	200,149
Other	310	-	-	310
Total	$417,705	$7,278	$1,068	$423,915

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
June 30, 2012	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$67,159	$2,498	$51	$69,606
Mortgage Backed Securities (1)	806	25	-	831
Other	2,230	-	-	2,230
Total	$70,195	$2,523	$51	$72,667

	Book	Gross Unrealized		Fair
December 31, 2011	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$59,640	$2,736	$-	$62,376
Mortgage Backed Securities (1)	1,205	46	-	1,251
Other	2,247	-	-	2,247
Total	$63,092	$2,782	$-	$65,874

	Book	Gross Unrealized		Fair
June 30, 2011	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$59,648	$1,964	$7	$61,605
Mortgage Backed Securities (1)	1,673	72	-	1,745
Other	2,263	-	-	2,263
Total	$63,584	$2,036	$7	$65,613

(1)	All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized carrying amount of investment securities at June 30, 2012 by contractual maturity are shown in the following tables (in thousands):

		After 1	After 5		Total
Securities Available-for-Sale	Within	but	but	Over	Fair
June 30, 2012	1 Year	Within 5	Within 10	10 years	Value
Government Agency & Government-Sponsored Entities	$10,031	$45,845	$1,202	$-	$57,078
Obligations of States and Political Subdivisions	-	-	221	5,503	5,724
Mortgage Backed Securities	-	-	128,831	298,806	427,637
Corporate Bonds	596	8,399	-	-	8,995
Other	2,458	-	-	-	2,458
Total	$13,085	$54,244	$130,254	$304,309	$501,892

		After 1	After 5		Total
Securities Held-to-Maturity	Within	but	but	Over	Book
June 30, 2012	1 Year	Within 5	Within 10	10 years	Value
Obligations of States and Political Subdivisions	$1,025	$9,928	$40,648	$15,558	$67,159
Mortgage Backed Securities	-	806	-	-	806
Other	-	5	2,225	-	2,230
Total	$1,025	$10,739	$42,873	$15,558	$70,195

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012	Value	Loss	Value	Loss	Value	Loss
Obligations of States and Political Subdivisions	$4,774	$51	$-	$-	$4,774	$51
Corporate Bonds	3,405	17	-	-	3,405	17
Total	$8,179	$68	$-	$-	$8,179	$68

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Loss	Value	Loss	Value	Loss
Government Agency & Government-Sponsored Entities	$4,987	$13	$-	$-	$4,987	$13
Mortgage Backed Securities	85,090	139	-	-	85,090	139
Total	$90,077	$152	$-	$-	$90,077	$152

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Loss	Value	Loss	Value	Loss
Government Agency & Government-Sponsored Entities	$86,806	$384	$-	$-	$86,806	$384
Obligations of States and Political Subdivisions	1,494	7	-	-	1,494	7
Mortgage Backed Securities	49,976	684	-	-	49,976	684
Total	$138,276	$1,075	$-	$-	$138,276	$1,075

As of June 30, 2012, the Company held 329 investment securities of which 27 were in a loss position for less than twelve months.  No securities were in a loss position for twelve months or more.  Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of U.S. Government Agency and Government Sponsored Entities
The unrealized losses on the Company's investments in securities of government agency and government sponsored entities were $0, $13,000, and $384,000 at June 30, 2012, December 31, 2011, and June 30, 2011, respectively. Management believes that any unrealized losses were caused by interest rate fluctuations. Repayment of these investments is guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company did not intend to sell the securities and it was more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011 and June 30, 2011.

Mortgage Backed Securities
The unrealized losses on the Company's investments in mortgage backed securities were $0, $139,000, and $684,000 at June 30, 2012, December 31, 2011, and June 30, 2011, respectively. The unrealized losses on the Company's investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company did not intend to sell the securities and it was more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011 and June 30, 2011.

Obligations of States and Political Subdivisions
The continuing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers have increased the overall risk associated with bank-qualified municipal bonds. As of June 30, 2012, over ninety-three percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the approximately seven percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company's investments in obligations of states and political subdivisions were $51,000, $0, and $7,000 at June 30, 2012, December 31, 2011, and June 30, 2011, respectively. Management believed that any unrealized losses on the Company’s investment in obligations of states and political subdivisions were caused by interest rate fluctuations. Because the Company did not intend to sell the securities and it was more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2012 and June 30, 2011.

Corporate Bonds
The unrealized losses on the Company's investments in corporate bonds were $17,000 at June 30, 2012. The unrealized losses on the Company's investment in corporate bonds were caused by interest rate fluctuations. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company did not intend to sell the securities and it was more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2012.

Proceeds from calls of securities for the periods shown were as follows:

(in thousands)	Proceeds	Gains	Losses
June 30, 2012	$26,530	$-	$-
December 31, 2011	201,135	94	-
June 30, 2011	55,000	-	-

Pledged Securities
As of June 30, 2012, securities carried at $314.9 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2011, was $373.2 million.

3. Allowance for Loan Losses

The following tables show the allocation of the allowance for loan losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

June 30, 2012	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Loan Losses:
Beginning Balance- January 1, 2012	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$614	$33,017
Charge-Offs	-	-	-	(1)	(116)	(240)	(198)	(88)	-	(643)
Recoveries	-	89	-	-	10	61	32	32	-	224
Provision	(1,446)	(39)	(33)	201	(126)	(114)	971	(11)	1,097	500
Ending Balance- June 30, 2012	$4,377	$2,633	$1,900	$1,451	$3,514	$7,834	$9,538	$140	$1,711	$33,098

Second Quarter Allowance for Loan Losses:
Beginning Balance- April 1, 2012	$4,443	$2,775	$2,201	$1,295	$3,552	$8,757	$8,637	$162	$1,120	$32,942
Charge-Offs	-	-	-	(1)	(47)	(240)	-	(24)	-	(312)
Recoveries	-	89	-	-	2	59	24	14	-	188
Provision	(66)	(231)	(301)	157	7	(742)	877	(12)	591	280
Ending Balance- June 30, 2012	$4,377	$2,633	$1,900	$1,451	$3,514	$7,834	$9,538	$140	$1,711	$33,098
Ending Balance Individually Evaluated for Impairment	-	-	-	51	60	586	197	21	-	915
Ending Balance Collectively Evaluated for Impairment	4,377	2,633	1,900	1,400	3,454	7,248	9,341	119	1,711	32,183
Loans:
Ending Balance	$324,795	$285,630	$36,033	$123,053	$46,284	$210,780	$171,621	$5,798	$-	$1,203,994
Ending Balance Individually Evaluated for Impairment	299	1,512	-	495	826	874	363	21	-	4,390
Ending Balance Collectively Evaluated for Impairment	324,496	284,118	36,033	122,558	45,458	209,906	171,258	5,777	-	1,199,604

December 31, 2011	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Loan Losses:
Beginning Balance- January 1, 2011	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Charge-Offs	(25)	(384)	-	(449)	(751)	(3,559)	(788)	(190)	-	(6,146)
Recoveries	-	18	-	4	13	10	21	61	-	127
Provision	(1,783)	1,410	(227)	532	760	4,943	416	120	604	6,775
Ending Balance- December 31, 2011	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$614	$33,017
Ending Balance Individually Evaluated for Impairment	686	-	-	-	80	793	54	23	-	1,636
Ending Balance Collectively Evaluated for Impairment	5,137	2,583	1,933	1,251	3,666	7,334	8,679	184	614	31,381
Loans:
Ending Balance	$305,704	$280,139	$29,607	$107,421	$50,956	$217,227	$165,089	$6,935	$-	$1,163,078
Ending Balance Individually Evaluated for Impairment	4,562	954	-	1,194	576	1,337	292	23	-	8,938
Ending Balance Collectively Evaluated for Impairment	301,142	279,185	29,607	106,227	50,380	215,890	164,797	6,912	-	1,154,140

June 30, 2011	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Loan Losses:
Beginning Balance- January 1, 2011	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Charge-Offs	(13)	-	-	(340)	(462)	(2,750)	(176)	(87)	-	(3,828)
Recoveries	-	-	-	4	7	15	9	24	-	59
Provision	(1,892)	1,274	202	370	181	2,286	1,877	99	53	4,450
Ending Balance- June 30, 2011	$5,726	$2,813	$2,362	$1,198	$3,450	$6,284	$10,794	$252	$63	$32,942

Second Quarter Allowance for Loan Losses:
Beginning Balance- April 1, 2011	$5,830	$2,471	$2,707	$1,088	$3,645	$7,284	$9,012	$191	$103	$32,331
Charge-Offs	(13)	-	-	(36)	(363)	(2,750)	(140)	(52)	-	(3,354)
Recoveries	-	-	-	4	5	15	4	12	-	40
Provision	(91)	342	(345)	142	163	1,735	1,918	101	(40)	3,925
Ending Balance- June 30, 2011	$5,726	$2,813	$2,362	$1,198	$3,450	$6,284	$10,794	$252	$63	$32,942
Ending Balance Individually Evaluated for Impairment	500	400	-	-	40	350	65	34	-	1,389
Ending Balance Collectively Evaluated for Impairment	5,226	2,413	2,362	1,198	3,410	5,934	10,729	218	63	31,553
Loans:
Ending Balance	$316,914	$275,581	$28,071	$104,647	$54,531	$225,870	$178,729	$7,458	$-	$1,191,801
Ending Balance Individually Evaluated for Impairment	3,289	3,321	-	441	320	4,077	332	37	-	11,817
Ending Balance Collectively Evaluated for Impairment	313,625	272,260	28,071	104,206	54,211	221,793	178,397	7,421	-	1,179,984

The following tables show the loan portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

June 30, 2012	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$287,439	$30,475	$6,881	$324,795
Agricultural Real Estate	261,347	20,362	3,921	285,630
Real Estate Construction	28,169	3,217	4,647	36,033
Residential 1st Mortgages	120,787	1,235	1,031	123,053
Home Equity Lines & Loans	43,895	-	2,389	46,284
Agricultural	202,469	5,515	2,796	210,780
Commercial	165,113	5,906	602	171,621
Consumer & Other	5,565	-	233	5,798
Total	$1,114,784	$66,710	$22,500	$1,203,994

December 31, 2011	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$265,201	$15,186	$25,317	$305,704
Agricultural Real Estate	254,181	21,657	4,301	280,139
Real Estate Construction	21,428	3,217	4,962	29,607
Residential 1st Mortgages	104,609	1,483	1,329	107,421
Home Equity Lines & Loans	49,631	-	1,325	50,956
Agricultural	209,555	4,083	3,589	217,227
Commercial	158,273	5,240	1,576	165,089
Consumer & Other	6,528	-	407	6,935
Total	$1,069,406	$50,866	$42,806	$1,163,078

June 30, 2011	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$276,531	$16,372	$24,011	$316,914
Agricultural Real Estate	248,063	20,188	7,330	275,581
Real Estate Construction	19,855	3,217	4,999	28,071
Residential 1st Mortgages	101,436	2,350	861	104,647
Home Equity Lines & Loans	53,928	-	603	54,531
Agricultural	198,109	20,271	7,490	225,870
Commercial	170,421	6,427	1,881	178,729
Consumer & Other	6,872	-	586	7,458
Total	$1,075,215	$68,825	$47,761	$1,191,801

See “Note 1. Significant Accounting Policies - Allowance for Loan Losses” for a description of the internal risk ratings used by the Company. There were no loans outstanding at June 30, 2012, December 31, 2011, and June 30, 2011 rated doubtful or loss.

The following tables show an aging analysis of the loan portfolio by the time past due at the dates indicated (in thousands):

	30-89 Days	90 Days or More		Total Past		Total
June 30, 2012	Past Due	and Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$105	$-	$-	$105	$324,690	$324,795
Agricultural Real Estate	-	-	1,512	1,512	284,118	285,630
Real Estate Construction	-	-	-	-	36,033	36,033
Residential 1st Mortgages	11	-	452	463	122,590	123,053
Home Equity Lines & Loans	132	-	346	478	45,806	46,284
Agricultural	2,384	-	587	2,971	207,809	210,780
Commercial	327	-	97	424	171,197	171,621
Consumer & Other	44	-	21	65	5,733	5,798
Total	$3,003	$-	$3,015	$6,018	$1,197,976	$1,203,994

	30-89 Days	90 Days or More		Total Past		Total
December 31, 2011	Past Due	and Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$-	$-	$1,354	$1,354	$304,350	$305,704
Agricultural Real Estate	-	-	954	954	279,185	280,139
Real Estate Construction	-	-	-	-	29,607	29,607
Residential 1st Mortgages	108	-	284	392	107,029	107,421
Home Equity Lines & Loans	566	-	194	760	50,196	50,956
Agricultural	284	-	1,202	1,486	215,741	217,227
Commercial	179	-	217	396	164,693	165,089
Consumer & Other	101	-	23	124	6,811	6,935
Total	$1,238	$-	$4,228	$5,466	$1,157,612	$1,163,078

	30-89 Days	90 Days and		Total Past		Total
June 30, 2011	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$163	$-	$243	$406	$316,508	$316,914
Agricultural Real Estate	435	-	3,321	3,756	271,825	275,581
Real Estate Construction	-	-	-	-	28,071	28,071
Residential 1st Mortgages	570	-	358	928	103,719	104,647
Home Equity Lines & Loans	358	-	246	604	53,927	54,531
Agricultural	299	-	3,437	3,736	222,134	225,870
Commercial	950	-	332	1,282	177,447	178,729
Consumer & Other	74	-	37	111	7,347	7,458
Total	$2,849	$-	$7,974	$10,823	$1,180,978	$1,191,801

The following tables show information related to impaired loans for the periods indicated (in thousands):

				Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2012	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$298	$299	$-	$720	$6	$1,035	$9
Agricultural Real Estate	1,514	1,777	-	1,224	-	1,085	-
Residential 1st Mortgages	387	416	-	340	-	549	-
Home Equity Lines & Loans	750	821	-	762	7	704	11
Agricultural	288	288	-	299	6	293	10
Commercial	118	118	-	179	2	197	2
	$3,355	$3,719	$-	$3,524	$21	$3,863	$32
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$-	$-	$755	$-
Residential 1st Mortgages	108	109	51	108	-	81	-
Home Equity Lines & Loans	78	82	60	133	1	142	2
Agricultural	587	1,566	586	717	-	840	-
Commercial	245	252	197	173	-	138	-
Consumer & Other	21	22	21	22	-	23	-
	$1,039	$2,031	$915	$1,153	$1	$1,979	$2
Total	$4,394	$5,750	$915	$4,677	$22	$5,842	$34

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$1,555	$1,547	$-	$729	$-
Agricultural Real Estate	955	974	-	1,341	-
Residential 1st Mortgages	1,219	1,272	-	936	13
Home Equity Lines & Loans	469	484	-	290	2
Agricultural	262	372	-	149	9
Commercial	188	264	-	195	1
Consumer & Other	-	-	-	5	-
	$4,648	$4,913	$-	$3,645	$25
With an allowance recorded:
Commercial Real Estate	$3,017	$3,015	$686	$2,281	$89
Agricultural Real Estate	-	-	-	529	-
Home Equity Lines & Loans	113	119	80	117	2
Agricultural	1,076	1,791	793	1,818	25
Commercial	104	107	54	120	-
Consumer & Other	24	24	23	31	-
	$4,334	$5,056	$1,636	$4,896	$116
Total	$8,982	$9,969	$1,636	$8,541	$141

				Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2011	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$244	$264	$-	$272	$-	$465	$-
Agricultural Real Estate	2,499	2,499	-	1,737	-	1,356	-
Residential 1st Mortgages	443	579	-	624	1	897	1
Home Equity Lines & Loans	246	246	-	251	-	192	-
Agricultural	146	146	-	97	-	65	-
Commercial	190	191	-	203	-	214	-
Consumer & Other	-	-	-	11	-	13	-
	$3,768	$3,925	$-	$3,195	$1	$3,202	$1
With an allowance recorded:
Commercial Real Estate	$3,048	$3,046	$500	$1,537	$2	$1,174	$2
Agricultural Real Estate	826	822	400	826	-	826	-
Home Equity Lines & Loans	74	83	40	141	1	158	1
Agricultural	3,931	6,245	350	2,331	9	1,532	9
Commercial	141	141	65	104	-	86	-
Consumer & Other	38	63	34	38	-	32	-
	$8,058	$10,400	$1,389	$4,977	$12	$3,808	$12
Total	$11,826	$14,325	$1,389	$8,172	$13	$7,010	$13

Total recorded investment shown in the prior table will not equal the total ending balance of loans individually evaluated for impairment on the allocation of allowance table. This is because the calculation of recorded investment for purposes of this table takes into account charge-offs, net deferred loans fees & costs, unamortized premium or discount, and accrued interest.

At June 30, 2012, the Company allocated $190,000 of specific reserves to $1.7 million of troubled debt restructured loans, of which $1.4 million were performing. The Company had no commitments at June 30, 2012 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and six month periods ending June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods of 5 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 15 years.

The following table presents loans by class modified as troubled debt restructured loans for the three and six-month periods ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate	-	$-	$-	1	$116	$116
Residential 1st Mortgages	1	30	29	4	146	139
Home Equity Lines & Loans	2	294	258	3	368	326
Agricultural	-	-	-	1	180	180
Commercial	1	147	147	3	273	273
Total	4	$471	$434	12	$1,083	$1,034

Prior to classifying these loans as TDRs, general loss reserves of $124,000 were allocated to them under the Company’s loan loss allowance methodology.  At the time they were classified as TDRs, charge-offs of $49,000 were recorded. Based upon individual evaluation of the loans $147,000 of specific loss reserves were required at June 30, 2012. The Company had no commitments at June 30, 2012, December 31, 2011 or June 30, 2011 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the twelve months ended June 30, 2012, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification. The Company considers a loan to be in payment default once it is greater than 90 days contractually past due under the modified terms.

At December 31, 2011, the Company allocated $759,000 of specific reserves to $4.9 million of troubled debt restructured loans, of which $4.7 million were performing. The Company had no commitments at December 31, 2011 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

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

Prior to classifying these loans as TDRs, general loss reserves of $680,000 were allocated to them under the Company’s loan loss allowance methodology.  At the time they were classified as TDRs, charge-offs of $74,000 were recorded. Based upon individual evaluation of the loans, specific loss reserves of $759,000 were required at December 31, 2011.

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
June 30, 2012 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$40,769	$40,769	$-	$-	$40,769

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	57,078	10,724	46,354	-	57,078
Obligations of States and Political Subdivisions	5,724	-	-	5,724	5,724
Mortgage Backed Securities	427,637	-	427,637	-	427,637
Corporate Bonds	8,995	-	8,995	-	8,995
Other	2,458	2,148	310	-	2,458
Total Investment Securities Available-for-Sale	501,892	12,872	483,296	5,724	501,892

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	67,159	-	61,820	7,786	69,606
Mortgage Backed Securities	806	-	831	-	831
Other	2,230	-	2,230	-	2,230
Total Investment Securities Held-to-Maturity	70,195	-	64,881	7,786	72,667

FHLB Stock	7,368	N/A	N/A	N/A	N/A
Loans, Net of Deferred Loan Fees & Allowance:
Commercial Real Estate	320,418	-	-	330,783	330,783
Agricultural Real Estate	282,997	-	-	292,152	292,152
Real Estate Construction	34,133	-	-	34,423	34,423
Residential 1st Mortgages	121,602	-	-	125,110	125,110
Home Equity Lines and Loans	42,770	-	-	45,809	45,809
Agricultural	202,946	-	-	202,991	202,991
Commercial	162,083	-	-	161,242	161,242
Consumer & Other	5,658	-	-	5,731	5,731
Unallocated Allowance	(1,711)	-	-	(1,711)	(1,711)
Total Loans, Net of Deferred Loan Fees & Allowance	1,170,896	-	-	1,196,530	1,196,530
Accrued Interest Receivable	7,223	-	7,223	-	7,223

Liabilities:
Deposits:
Demand	360,290	360,290	-	-	360,290
Interest Bearing Transaction	223,343	223,343	-	-	223,343
Savings and Money Market	542,922	542,922	-	-	542,922
Time	505,670	-	506,638	-	506,638
Total Deposits	1,632,225	1,126,555	506,638	-	1,633,193
FHLB Advances & Securities Sold Under Agreement to Repurchase	50,998	-	51,065	-	51,065
Subordinated Debentures	10,310	-	5,841	-	5,841
Accrued Interest Payable	796	-	796	-	796

December 31, 2011	Carrying	Estimated
(in thousands)	Amount	Fair Value
Assets:
Cash and Cash Equivalents	$101,660	$101,660
Investment Securities Available-for-Sale	479,820	479,820
Investment Securities Held-to-Maturity	63,092	65,874
FHLB Stock	7,035	N/A
Loans, Net of Deferred Loan Fees & Allowance	1,130,061	1,162,261
Accrued Interest Receivable	6,368	6,368
Liabilities:
Deposits:
Demand	389,639	389,639
Interest-Bearing	1,236,558	1,237,849
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,530	63,000
Subordinated Debentures	10,310	5,953
Accrued Interest Payable	911	911

June 30, 2011	Carrying	Estimated
(in thousands)	Amount	Fair Value
Assets:
Cash and Cash Equivalents	$56,704	$56,704
Investment Securities Available-for-Sale	423,915	423,915
Investment Securities Held-to-Maturity	63,584	65,613
FHLB Stock	7,035	N/A
Loans, Net of Deferred Loan Fees & Allowance	1,158,859	1,190,214
Accrued Interest Receivable	7,486	7,486
Liabilities:
Deposits:
Demand	324,371	324,371
Interest-Bearing	1,239,756	1,241,171
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,561	64,723
Subordinated Debentures	10,310	4,373
Accrued Interest Payable	1,387	1,387

Fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012, December 31, 2011, and June 30, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

The Company does not record all loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value when the loan is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012, substantially all impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. Otherwise, the Company records the impaired loan as nonrecurring Level 3.

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

		Fair Value Measurements
		At June 30, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$57,078	$10,724	$46,354	$-
Obligations of States and Political Subdivisions	5,724	-	-	5,724
Mortgage Backed Securities	427,637	-	427,637	-
Corporate Bonds	8,995	-	8,995	-
Other	2,458	2,148	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$501,892	$12,872	$483,296	$5,724

		Fair Value Measurements
		At December 31, 2011, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$82,595	$21,109	$61,486	$-
Obligations of States and Political Subdivisions	5,782	-	-	5,782
Mortgage Backed Securities	391,033	-	391,033	-
Other	410	-	410	-
Total Assets Measured at Fair Value On a Recurring Basis	$479,820	$21,109	$452,929	$5,782

		Fair Value Measurements
		At June 30, 2011, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$217,836	$-	$217,836	$-
Obligations of States and Political Subdivisions	5,620	-	5,620	-
Mortgage Backed Securities	200,149	-	200,149	-
Other	310	-	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$423,915	$-	$423,915	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the quarters ended June 30, 2012 and 2011, there were no transfers in or out of level 1, 2, or 3.

The following table presents changes in level 3 assets measured at fair value on a recurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Balance at Beginning of Period	$5,753	$-	$5,782	$-
Total Realized and Unrealized Gains/(Losses) Included in Income	-	-	-	-
Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	-	-	-	-
Purchase of Securities	-	-	-	-
Sales, Maturities, and Calls of Securities	(29)	-	(58)	-
Net Transfers In/(Out) of Level 3	-	-	-	-
Balance at End of Period	$5,724	$-	$5,724	$-

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

		Fair Value Measurements At June 30, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Residential 1st Mortgage	$86	$-	$-	$86
Home Equity Lines and Loans	428	-	-	428
Commercial	48	-	-	48
Total Impaired Loans	562	-	-	562
Other Real Estate
Real Estate Construction	2,553	-	-	2,553
Total Other Real Estate	2,553	-	-	2,553
Total Assets Measured at Fair Value On a Non-Recurring Basis	$3,115	$-	$-	$3,115

Impaired loans with a partial charge-off or where an allowance was established were $562,000, net of an allowance for loan losses of $915,000. Impaired loans are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses.

ORE was $2.6 million, net of a $4.1 million valuation allowance. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments have occurred, the impairment is recorded in non-interest expense on the Consolidated Statements of Income.

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

ORE was $2.9 million, net of a $4.1 million valuation allowance. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments have occurred, the impairment is recorded in non-interest expense on the Consolidated Statements of Income.

		Fair Value Measurements
		At June 30, 2011, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Commercial Real Estate	$2,546	$-	$2,546	$-
Agricultural Real Estate	422	-	422	-
Home Equity Lines and Loans	33	-	33	-
Agricultural	3,581	-	3,581	-
Commercial	76	-	76	-
Consumer	4	-	4	-
Total Impaired Loans	6,662	-	6,662	-
Other Real Estate				-
Commercial Real Estate	137	-	137	-
Real Estate Construction	3,295	-	3,295	-
Residential 1st Mortgage	565	-	565	-
Total Other Real Estate	3,997	-	3,997	-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$10,659	$-	$10,659	$-

Impaired loans with a partial charge-off or where an allowance was established were $6.7 million, net of an allowance for loan losses of $1.4 million. Impaired loans are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Company determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses.

ORE was $4.0 million, net of a valuation allowance of $3.4 million. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments have occurred, the impairment is recorded in non-interest expense on the Consolidated Statements of Income.

6. Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. On May 21, 2012, the Board of Directors of Farmers & Merchants Bancorp announced a mid-year cash dividend of $5.90 per share, a 4.4% increase over the $5.65 per share paid on June 30, 2011. The cash dividend was paid on July 2, 2012, to shareholders of record on June 20, 2012.

Basic earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per share for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30
(net income in thousands)	2012	2011	2012	2011
Net Income	$5,162	$4,155	$11,352	$10,281
Average Number of Common Shares Outstanding	778,939	779,424	779,118	779,424
Basic Earnings Per Common Share	$6.63	$5.33	$14.57	$13.19

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2012.  This analysis should be read in conjunction with our 2011 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

For the three and six months ended June 30, 2012, Farmers & Merchants Bancorp reported net income of $5,162,000 and $11,352,000, earnings per share of $6.63 and $14.57 and return on average assets of 1.07% and 1.18%, respectively. Return on average shareholders’ equity was 10.46% and 11.62% for the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2011, Farmers & Merchants Bancorp reported net income of $4,155,000 and $10,281,000, earnings per share of $5.33 and $13.19 and return on average assets of 0.90% and 1.12%, respectively. Return on average shareholders’ equity was 9.14% and 11.53% for the three and six months ended June 30, 2011.

The primary reasons for the Company’s improved earnings performance in the first six months of 2012 as compared to the same period last year were: (1) a $3.9 million decrease in the loan loss provision; (2) a $799,000 decrease in ORE holding costs; and (3) a $505,000 decrease in FDIC insurance costs. These positive impacts were partially offset by: (1) a $342,000 decrease in net interest income; (2) a $1.2 million increase in salaries and employee benefits; and (3) a $1.8 million increase in other non-interest expense, primarily comprised of a $1.7 million termination fee upon early payoff of the Company’s securities sold under agreement to repurchase.

The following is a summary of the financial results for the six-month period ended June 30, 2012 compared to June 30, 2011.

•	Net income increased 10.4% to $11.4 million from $10.3 million.

•	Earnings per share increased 10.5% to $14.57 from $13.19.

•	Total assets increased 4.4% to $1.9 billion.

•	Total loans increased 1.0% to $1.2 billion.

•	Total deposits increased 4.4% to $1.6 billion.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and six-month periods ended June 30, 2012 and 2011.

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

2nd Quarter 2012 vs. 2nd Quarter 2011
Net interest income for the second quarter of 2012 decreased 1.4% or $254,000 to $18.3 million. On a fully taxable equivalent basis, net interest income decreased 1.3% and totaled $18.6 million for the second quarter of 2012. As more fully discussed below, the decrease in net interest income was primarily due to a decrease in the net interest margin, offset somewhat by growth in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended June 30, 2012, the Company’s net interest margin was 4.22% compared to 4.44% for the quarter ended June 30, 2011. This decrease in net interest margin was due primarily to: (1)  a decline in the mix of  loans as a percentage of average earning assets; combined with (2) a decline in loan yields that exceeded a corresponding drop in funding costs.

Average loans totaled $1.2 billion for the quarter ended June 30, 2012; a decrease of $9.7 million compared to the average balance for the quarter ended June 30, 2011. Loans decreased from 69.3% of average earning assets at June 30, 2011 to 65.9% at June 30, 2012. Additionally, as a result of the sustained low rate environment since late 2008, the annualized yield on the Company’s loan portfolio declined to 5.60% for the quarter ended June 30, 2012, compared to 5.95% for the quarter ended June 30, 2011. The decrease in average loan balances and yield resulted in interest revenue from loans decreasing 6.8% to $16.3 million for quarter ended June 30, 2012. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans, the yield earned on investments is generally less than that of loans. Average investment securities totaled $579.1 million for the quarter ended June 30, 2012; an increase of $65.1 million compared to the average balance for the quarter ended June 30, 2011. Interest income on securities increased $466,000 to $3.8 million for the quarter ended June 30, 2012, compared to $3.4 million for the quarter ended June 30, 2011. The average investment portfolio yield, on a tax equivalent basis, was 2.65% for the quarter ended June 30, 2012, compared to 2.63% for the quarter ended June 30, 2011. This increase in yield was caused by a change in the mix of the investment portfolio since the first quarter of 2011 due to the purchase of higher yielding mortgage-backed securities combined with a runoff in lower yielding U.S. agencies securities. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2012.  Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during the second quarter of 2012. These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008. Average interest bearing deposits with banks for the quarter ended June 30, 2012, was $25.4 million, an increase of $16.1 million compared to the average balance for the quarter ended June 30, 2011.

Average interest-bearing liabilities increased $21.1 million or 1.6% during the second quarter of 2012. Of that increase: (1) interest-bearing transaction deposits increased $26.5 million; (2) savings and money market deposits increased $44.6 million; (3) time deposits decreased $44.6 million; (4) securities sold under agreement to repurchase decreased $6.6 million (see “Financial Condition - Securities Sold Under Agreement to Repurchase”); (5) Federal Home Loan Bank (“FHLB”) Advances increased $1.2 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (6) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

During the second quarter of 2012, the Company was able to grow average interest bearing deposits by $26.5 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base.

Total interest expense on deposits was $975,000 for the second quarter of 2012 as compared to $1.4 million for the second quarter of 2011. The average rate paid on interest-bearing deposits was 0.31% for the second quarter of 2012 compared to 0.50% for the second quarter of 2011. The Company anticipates that future declines in deposit rates, if any, will be much more modest.

Six Months Ending June 30, 2012 vs. Six Months Ending June 30, 2011
During the first six months of 2012, net interest income decreased 0.9% to $36.5 million, compared to $36.9 million at June 30, 2011. On a fully taxable equivalent basis, net interest income decreased 0.9% and totaled $37.2 million at June 30, 2012, compared to $37.6 million at June 30, 2011. The decrease in net interest income was primarily due to a decrease in the net interest margin, offset somewhat by growth in average earning assets.

For the six months ended June 30, 2012, the Company’s net interest margin was 4.21% compared to 4.43% for the same period in 2011. This decrease in net interest margin was due primarily to: (1)  a decline in the mix of  loans as a percentage of average earning assets; combined with (2) a decline in loan yields that exceeded a corresponding drop in funding costs.

The average balance of loans decreased by $10.8 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The yield on the loan portfolio decreased 35 basis points to 5.69% for the six months ended June 30, 2012 compared to 6.04% for the six months ended June 30, 2011. This decrease in yield, along with the decrease in average balances, resulted in interest income from loans decreasing 6.3% or $2.2 million for the first six months of 2012.

Average investment securities were $564.9 million for the six months ended June 30, 2012 compared to $508.7 million for the same period in 2011. The average yield (TE) for the six months ended June 30, 2012 was 2.70% compared to 2.64% for the six months ended June 30, 2011. This increase in yield, along with an increase in balances, resulted in an increase in interest income of $908,000 or 13.5%, for the six months ended June 30, 2012.

 Average interest bearing deposits with banks for the six months ended June 30, 2012, were $54.7 million, an increase of $23.0 million compared to the average balance for the six months ended June 30, 2011. These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008.

Average interest-bearing liabilities increased $12.8 million or 1.0% during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Of that increase: (1) interest-bearing deposits increased $15.5 million; (2) securities sold under agreement to repurchase decreased $3.3 million; (3) FHLB advances increased $553,000; and (4) subordinated debentures remained unchanged.

The $15.5 million increase in average interest-bearing deposits was primarily in interest bearing transaction and savings and money market deposits, which grew $64.7 million since June 30, 2011, while time deposits decreased by $49.2 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $2.0 million for the first six months of 2012 as compared to $2.9 million for the first six months of 2011. The average rate paid on interest-bearing deposits was 0.32% in the first six months of 2012 and 0.48% in the first six months of 2011.

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended June 30,			Three Months Ended June 30,
	2012			2011
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$25,434	$15	0.24%	$9,307	$5	0.22%
Investment Securities Available-for-Sale:
U.S. Agencies	64,392	164	1.02%	241,580	699	1.16%
Municipals - Non-Taxable	5,743	108	7.55%	6,004	113	7.51%
Mortgage Backed Securities	428,655	2,633	2.46%	197,072	1,674	3.40%
Other	10,440	24	0.92%	5,063	3	0.24%
Total Investment Securities Available-for-Sale	509,230	2,929	2.30%	449,719	2,489	2.21%

Investment Securities Held-to-Maturity:
Municipals - Non-Taxable	66,691	900	5.40%	60,184	864	5.74%
Mortgage Backed Securities	913	8	3.50%	1,826	18	3.94%
Other	2,235	6	1.07%	2,268	6	1.06%
Total Investment Securities Held-to-Maturity	69,839	914	5.23%	64,278	888	5.53%

Loans:
Real Estate	751,503	10,806	5.78%	722,934	11,171	6.20%
Home Equity Lines & Loans	47,640	691	5.83%	56,407	819	5.82%
Agricultural	201,039	2,614	5.23%	218,883	3,028	5.55%
Commercial	163,742	2,092	5.14%	174,022	2,351	5.42%
Consumer	6,046	96	6.39%	7,417	117	6.33%
Other	238	4	6.76%	244	4	6.58%
Total Loans	1,170,208	16,303	5.60%	1,179,907	17,490	5.95%
Total Earning Assets	1,774,711	$20,161	4.57%	1,703,211	$20,872	4.92%

Unrealized Gain on Securities Available-for-Sale	11,282			3,887
Allowance for Loan Losses	(33,074)			(32,379)
Cash and Due From Banks	33,580			29,655
All Other Assets	139,306			133,435
Total Assets	$1,925,805			$1,837,809

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing Transaction	$230,398	$50	0.09%	$203,888	$65	0.13%
Savings and Money Market	523,714	304	0.23%	479,135	366	0.31%
Time	509,464	621	0.49%	554,031	965	0.70%
Total Interest Bearing Deposits	1,263,576	975	0.31%	1,237,054	1,396	0.45%
Securities Sold Under Agreement to Repurchase	53,406	482	3.63%	60,000	535	3.58%
Federal Home Loan Bank Advances	6,795	11	0.65%	5,599	10	0.72%
Subordinated Debentures	10,310	87	3.39%	10,310	82	3.19%
Total Interest Bearing Liabilities	1,334,087	$1,555	0.47%	1,312,963	$2,023	0.62%
Interest Rate Spread			4.10%			4.30%
Demand Deposits (Non-Interest Bearing)	355,917			313,064
All Other Liabilities	38,386			29,893
Total Liabilities	1,728,390			1,655,920

Shareholders' Equity	197,415			181,889
Total Liabilities & Shareholders' Equity	$1,925,805			$1,837,809
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.12%			0.14%
Net Interest Income and Margin on Total Earning Assets		18,607	4.22%		18,849	4.44%
Tax Equivalent Adjustment		(349)			(337)
Net Interest Income		$18,258	4.14%		$18,512	4.36%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $586,000 and $334,000 for the quarters ended June 30, 2012 and 2011, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Six Months Ended June 30,			Six Months Ended June 30,
	2012			2011
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$54,655	$68	0.25%	$31,656	$39	0.25%
Investment Securities Available-for-Sale:
U.S. Agencies	69,940	366	1.05%	242,292	1,392	1.15%
Municipals - Non-Taxable	5,757	215	7.48%	6,185	232	7.49%
Mortgage Backed Securities	417,204	5,220	2.50%	190,833	3,295	3.45%
Other	5,646	27	0.96%	4,728	5	0.21%
Total Investment Securities Available-for-Sale	498,547	5,828	2.34%	444,038	4,924	2.22%

Investment Securities Held-to-Maturity:
Municipals - Non-Taxable	63,149	1,755	5.56%	60,473	1,733	5.73%
Mortgage Backed Securities	1,014	19	3.75%	1,962	38	3.87%
Other	2,239	11	0.98%	2,272	11	0.97%
Total Investment Securities Held-to-Maturity	66,402	1,785	5.38%	64,707	1,782	5.51%

Loans:
Real Estate	740,392	21,798	5.92%	717,123	22,319	6.28%
Home Equity Lines & Loans	48,794	1,398	5.76%	57,239	1,653	5.82%
Agricultural	201,037	5,228	5.23%	214,347	6,073	5.71%
Commercial	160,687	4,133	5.17%	171,615	4,693	5.51%
Consumer	6,347	214	6.78%	7,697	252	6.60%
Other	238	7	5.91%	245	7	5.76%
Total Loans	1,157,495	32,778	5.69%	1,168,266	34,997	6.04%
Total Earning Assets	1,777,099	$40,459	4.58%	1,708,667	$41,742	4.93%

Unrealized Gain on Securities Available-for-Sale	10,189			2,706
Allowance for Loan Losses	(32,966)			(32,345)
Cash and Due From Banks	33,156			29,787
All Other Assets	138,704			134,940
Total Assets	$1,926,182			$1,843,755

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing Transaction	$228,186	$96	0.08%	$206,149	$138	0.13%
Savings and Money Market	524,045	655	0.25%	481,334	789	0.33%
Time	510,722	1,281	0.50%	559,942	2,015	0.73%
Total Interest Bearing Deposits	1,262,953	2,032	0.32%	1,247,425	2,942	0.48%
Securities Sold Under Agreement to Repurchase	56,703	1,018	3.61%	60,000	1,065	3.58%
Federal Home Loan Bank Advances	3,659	18	0.99%	3,106	18	1.17%
Subordinated Debentures	10,310	175	3.41%	10,310	163	3.19%
Total Interest Bearing Liabilities	1,333,625	$3,243	0.49%	1,320,841	$4,188	0.64%
Interest Rate Spread			4.09%			4.29%
Demand Deposits (Non-Interest Bearing)	362,102			314,073
All Other Liabilities	35,037			30,555
Total Liabilities	1,730,764			1,665,469

Shareholders' Equity	195,418			178,286
Total Liabilities & Shareholders' Equity	$1,926,182			$1,843,755
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.12%			0.15%
Net Interest Income and Margin on Total Earning Assets		37,216	4.21%		37,554	4.43%
Tax Equivalent Adjustment		(680)			(676)
Net Interest Income		$36,536	4.13%		$36,878	4.35%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.3 million and $693,000 for the six months ended June 30, 2012 and 2011, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)

(in thousands)	Three Months Ended			Six Months Ended
	June 30, 2012 compared to June 30, 2011			June 30, 2012 compared to June 30, 2011
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$9	$1	$10	$29	$-	$29
Investment Securities Available for Sale
U.S. Agencies	(460)	(75)	(535)	(912)	(114)	(1,026)
Municipals - Non-Taxable	(5)	1	(4)	(16)	0	(16)
Mortgage Backed Securities	1,526	(567)	959	3,035	(1,110)	1,925
Other	7	14	21	1	21	22
Total Investment Securities Available for Sale	1,068	(627)	441	2,108	(1,203)	905

Investment Securities Held to Maturity
Municipals - Non-Taxable	89	(54)	35	76	(54)	22
Mortgage Backed Securities	(8)	(2)	(10)	(18)	(1)	(19)
Total Investment Securities Held to Maturity	81	(56)	25	58	(55)	3

Loans:
Real Estate	421	(786)	(365)	739	(1,260)	(521)
Home Equity Lines & Loans	(129)	1	(128)	(238)	(17)	(255)
Agricultural	(242)	(172)	(414)	(357)	(488)	(845)
Commercial	(138)	(121)	(259)	(283)	(277)	(560)
Consumer	(22)	1	(21)	(45)	7	(38)
Total Loans	(110)	(1,077)	(1,187)	(184)	(2,035)	(2,219)
Total Earning Assets	1,048	(1,759)	(711)	2,011	(3,293)	(1,282)

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	8	(23)	(15)	14	(56)	(42)
Savings and Money Market	31	(93)	(62)	67	(201)	(134)
Time	(73)	(271)	(344)	(164)	(570)	(734)
Total Interest Bearing Deposits	(34)	(387)	(421)	(83)	(827)	(910)
Securities Sold Under Agreement to Repurchase	(61)	8	(53)	(56)	9	(47)
Other Borrowed Funds	2	(1)	1	3	(3)	-
Subordinated Debentures	-	5	5	-	12	12
Total Interest Bearing Liabilities	(93)	(375)	(468)	(136)	(809)	(945)
Total Change on a Tax Equivalent Basis	$1,141	$(1,384)	$(243)	$2,147	$(2,484)	$(337)
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

Allowance for Loan Losses
The allowance for loan losses is an estimate of probable incurred credit losses inherent in the Company's loan portfolio as of the balance sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans collectively evaluated for impairment.

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

Substandard – A substandard loan is not adequately protected by the current financial condition and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. Well defined weaknesses include a project's lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project's failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable or improbable.

Loss – Loans classified as loss are considered uncollectible. Once a loan becomes delinquent and repayment becomes questionable, the Company will address collateral shortfalls with the borrower and attempt to obtain additional collateral. If this is not forthcoming and payment in full is unlikely, the Company will estimate its probable loss and immediately charge-off some or all of the balance.

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

The Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in some areas. Accordingly, management and the Board of Directors began significantly increasing the Company’s loan loss allowance and as of June 30, 2012, the balance was $33.1 million or 2.74% of total loans. As of June 30, 2011, the allowance for loan losses was $32.9 million, which represented 2.76% of total loans. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of June 30, 2012, compare very favorably to our peers at the present time, no significant recovery has yet begun in our local markets and this has resulted in continuing borrower stress.

The provision for loan losses decreased $4.0 million to $500,000 for the first half of 2012 compared to $4.5 million for the first half of 2011. Net charge-offs during the first half of 2012 were $419,000 compared to $3.8 million in the first half of 2011. Net charge-offs represented 0.04% of average loans at June 30, 2012, a level that, in management’s opinion, compares very favorably to the Company’s peers at the present time. See “Overview – Looking Forward: 2012 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2011 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for loan losses as of June 30, 2012, was adequate.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Balance at Beginning of Period	$32,942	$32,331	$33,017	$32,261
Loans Charged Off	(312)	(3,354)	(643)	(3,828)
Recoveries of Loans Previously Charged Off	188	40	224	59
Provision Charged to Expense	280	3,925	500	4,450
Balance at End of Period	$33,098	$32,942	$33,098	$32,942

The table below breaks out year-to-date and current quarter activity by portfolio segment (in thousands):

June 30, 2012	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Loan Losses:
Beginning Balance- January 1, 2012	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$614	$33,017
Charge-Offs	-	-	-	(1)	(116)	(240)	(198)	(88)	-	(643)
Recoveries	-	89	-	-	10	61	32	32	-	224
Provision	(1,446)	(39)	(33)	201	(126)	(114)	971	(11)	1,097	500
Ending Balance- June 30, 2012	$4,377	$2,633	$1,900	$1,451	$3,514	$7,834	$9,538	$140	$1,711	$33,098

Second Quarter Allowance for Loan Losses:
Beginning Balance- April 1, 2012	$4,443	$2,775	$2,201	$1,295	$3,552	$8,757	$8,637	$162	$1,120	$32,942
Charge-Offs	-	-	-	(1)	(47)	(240)	-	(24)	-	(312)
Recoveries	-	89	-	-	2	59	24	14	-	188
Provision	(66)	(231)	(301)	157	7	(742)	877	(12)	591	280
Ending Balance- June 30, 2012	$4,377	$2,633	$1,900	$1,451	$3,514	$7,834	$9,538	$140	$1,711	$33,098

Overall, the Allowance for Loan Losses as of June 30, 2012 increased a modest $81,000 from December 31, 2011.  However, the allowance allocated to Commercial Real Estate balances declined $1.4 million primarily as a result of an $18.4 million decline in classified loans. See “Management’s Discussion and Analysis - Financial Condition – Classified Loans and Non-Performing Assets.”

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

2nd Quarter 2012 vs. 2nd Quarter 2011
Non-interest income decreased $184,000 or 6.1% for the three months ended June 30, 2012, compared to the same period of 2011. This decrease was primarily due a $297,000 decrease in the net gain on deferred compensation investments and a $164,000 decline in service charges on deposit accounts, primarily NSF/OD fees. These decreases were partially offset by a $246,000 increase in other non-interest income primarily related to swap referral fee income.

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

Six Months Ending June 30, 2012 vs. Six Months Ending June 30, 2011
Non-interest income increased $405,000 or 6.4% for the six months ended June 30, 2012 compared to the same period of 2011. This increase was comprised of: (1) a $229,000 increase in the net gain on deferred compensation investments; and (2) a $409,000 increase in other non-interest income primarily related to swap referral fee income. These increases were partially offset by a $326,000 decline in service charges on deposit accounts, primarily NSF/OD fees.

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

2nd Quarter 2012 vs. 2nd Quarter 2011
Overall, non-interest expense increased $1.4 million or 12.8% for the three months ended June 30, 2012, compared to the same period in 2011. This increase was primarily comprised of: (1) a $558,000 increase in salaries and employee benefits due to salary increases; and (2) a $1.6 million increase in other non-interest expense primarily comprised of a one-time fee paid for early termination of the Company’s Securities Sold Under Agreement to Repurchase. See “Financial Condition – Securities Sold Under Agreement to Repurchase.” These increases were partially offset by: (1) a $297,000 decrease in the net gain on deferred compensation investments; (2) a $289,000 decrease in ORE holding cost, primarily due to a drop in required valuation adjustments; and (3) a $273,000 decrease in FDIC insurance expense as a result of the FDIC’s new assessment methodology adopted in the second quarter of 2011.

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

Six Months Ending June 30, 2012 vs. Six Months Ending June 30, 2011
Non-interest expense increased $2.1 million or 9.4% for the six months ended June 30, 2012, compared to the same period of 2011. This increase was comprised of: (1) a $1.2 million increase in salaries and employee benefits, primarily due to salary increases; (2) a $229,000 increase in the net gain on deferred compensation investments; and (3) a $1.8 million increase in other non-interest expense primarily consisting of a one-time fee paid to terminate Repurchase Agreements. These increases were partially offset by: (1) a $799,000 decrease in ORE holding costs; and (2) a $505,000 decrease in FDIC insurance premiums.

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

Income Taxes
The provision for income taxes increased 34.7% to $3.0 million for the second quarter of 2012. The Company’s effective tax rate was 36.4% compared to 36.9% for the second quarter of 2011.

The provision for income taxes increased 14.1% to $6.6 million for the first six months of 2012. The Company’s effective tax rate for the first six months of 2012 was 36.9% compared to 36.1% for the same period in 2011.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at June 30, 2012, as compared to December 31, 2011 and to June 30, 2011. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans. The debt securities in the Company’s investment portfolio have historically been comprised primarily of: (1) mortgage-backed securities issued by federal government-sponsored entities; (2) debt securities issued by government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. When market conditions are advantageous, the Company will supplement this primary mix with select investments in investment grade corporate bonds. Importantly, the Company never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC,” classes of securities that resulted in losses for many banks in recent years.

The Company’s investment portfolio at June 30, 2012 was $572.1 million compared to $542.9 million at the end of 2011, an increase of $29.2 million or 5.4%. At June 30, 2011, the investment portfolio totaled $487.5 million. The investment portfolio has increased over the past three years as deposit growth has exceeded loan growth. Additionally, the mix of the investment portfolio has changed over the past three years. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company has invested most of its available funds over the past three years in shorter term government agency & government-sponsored entity securities and shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company's total investment portfolio currently represents 29.7% of the Company’s total assets as compared to 28.3% at December 31, 2011 and 26.4% at June 30, 2011.

As of June 30, 2012 the Company held $72.9 million of municipal investments, of which $59.3 million were bank-qualified municipal bonds, all classified as held-to-maturity. The continuing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers, have increased the overall risk associated with bank-qualified municipal bonds. This situation caused the Company not to purchase any municipal bonds between late 2006 and year-end 2011. However, during the first quarter of 2012 the Company began investing in bank-qualified municipals that were rated AA or better. As of June 30, 2012 ninety-three percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the approximately seven percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Average interest bearing deposits with banks for the six months ended June 30, 2012, was $54.6 million compared to $46.7 million for the year ended December 31, 2011, and $31.7 million for the six months ended June 30, 2011. These balances earn interest at the Fed Funds rate, which has been 0.25% since December, 2008.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of June 30, 2012, December 31, 2011 and June 30, 2011, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Loans
Loans can be categorized by borrowing purpose and use of funds. Common examples of loans made by the Company include:

Commercial and Agricultural Real Estate - These are loans secured by farmland, commercial real estate, multifamily residential properties, and other non-farm, non-residential properties within our market area. Commercial mortgage term loans can be made if the property is either income producing or scheduled to become income producing based upon acceptable pre-leasing and the income will be the Bank's primary source of repayment for the loan. Loans are made both on owner occupied and investor properties; generally do not exceed 15 years (and may have pricing adjustments on a shorter timeframe); have debt service coverage ratios of 1.00 or better with a target of greater than 1.20; and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk in the loan.

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

The Company's loan portfolio at June 30, 2012 totaled $1.2 billion, an increase of $12.2 million or 1.0% over June 30, 2011 and $40.9 million or 3.5% over December 31, 2011. These increases have occurred despite what has been a difficult economic environment combined with a very competitive pricing environment, and are a result of the Company’s intensified business development efforts directed toward credit-qualified borrowers. No assurances can be made that this growth in the loan portfolio will continue until the economy in the Central Valley of California improves.

The following table sets forth the distribution of the loan portfolio by type and percent as of the periods indicated.

Loan Portfolio	June 30, 2012		December 31, 2011		June 30, 2011
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$326,996	27.1%	$307,670	26.4%	$319,017	26.7%
Agricultural Real Estate	285,630	23.7%	280,139	24.0%	275,581	23.1%
Real Estate Construction	36,033	3.0%	29,607	2.5%	28,071	2.4%
Residential 1st Mortgages	123,053	10.2%	107,421	9.2%	104,647	8.8%
Home Equity Lines & Loans	46,284	3.8%	50,956	4.4%	54,531	4.6%
Agricultural	210,780	17.5%	217,227	18.6%	225,870	18.9%
Commercial	171,621	14.2%	165,089	14.2%	178,729	15.0%
Consumer & Other	5,798	0.5%	6,935	0.6%	7,458	0.6%
Total Gross Loans	1,206,195	100.0%	1,165,044	100.0%	1,193,904	100.0%
Less: Unearned Income	2,201		1,966		2,103
Subtotal	1,203,994		1,163,078		1,191,801
Less: Allowance for Loan Losses	33,098		33,017		32,942
Net Loans	$1,170,896		$1,130,061		$1,158,859

Classified Loans and Non-Performing Assets
All loans are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Loan Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans and review the credit risk grades the Company places on loans. Loans that are judged to exhibit a higher risk profile are referred to as “classified loans,” and these loans receive increased management attention. As of June 30, 2012, classified loans totaled $22.5 million compared to $42.8 million at December 31, 2011 and $47.8 million at June 30, 2011. This decline was primarily a result of $18.4 million of CRE loans being upgraded from classified to special mention during the first half of 2012.

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

Non-Accrual Loans - Accrual of interest on loans is generally discontinued when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Non-accrual loans totaled $3.0 million as of June 30, 2012. At December 31, 2011 and June 30, 2011, non-accrual loans totaled $4.2 million and $8.0 million, respectively.

Restructured Loans - A restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan on accrual. As of June 30, 2012, restructured loans on accrual totaled $1.4 million as compared to $4.7 million at December 31, 2011. This decline was primarily a result of two commercial real estate loans that totaled $3.0 million as of December 31, 2011 no longer being classified as a TDR since they were restructured at a market rate in a prior calendar year and are currently in compliance with their modified terms. Restructured loans on accrual at June 30, 2011, were $3.8 million.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the property is classified as other assets on the Company's financial statements. The Company reported $2.5 million of ORE at June 30, 2012, $2.9 million at December 31, 2011, and $4.0 million at June 30, 2011. The June 30, 2012 carrying value of $2.5 million is net of a $4.1 million reserve for ORE valuation allowance. The December 31, 2011, carrying value of $2.9 million is net of a $4.1 million reserve for ORE valuation allowance. The June 30, 2011 carrying value of $4.0 million is net of a $3.4 million reserve for ORE valuation allowance.

The following table sets forth the amount of the Company's non-performing loans (defined as non-accrual loans plus accruing loans past due 90 days or more) and ORE as of the dates indicated.

Non-Performing Assets
(in thousands)	June 30, 2012	Dec. 31, 2011	June 30, 2011
Non-Performing Loans	$3,015	$4,228	$7,974
Other Real Estate	2,553	2,924	3,997
Total Non-Performing Assets	$5,568	$7,152	$11,971

Non-Performing Loansas a % of Total Loans	0.25%	0.36%	0.67%
Restructured Loans (Performing)	$1,375	$4,710	$3,843

Although management believes that non-performing loans are generally well-secured and that potential losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $915,000, $1.6 million, and $1.4 million have been established for non-performing loans at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

Foregone interest income on non-accrual loans which would have been recognized during the period, if all such loans had been current in accordance with their original terms, totaled $177,000 for the six months ended June 30, 2012, $385,000 for the year ended December 31, 2011, and $324,000 for the six months ended June 30, 2011.

Except for those classified and non-performing loans discussed above, the Company’s management is not aware of any loans as of June 30, 2012, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. However, the Central Valley of California continues to be one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in many areas. As a result of this combination of: (1) significant declines in real estate values over the past several years; and (2) continuing uncertainty in general economic conditions leading to increased unemployment and business failures; borrowers who up until this time have been able to keep current in their payments may experience deterioration in their overall financial condition, increasing the potential of default. See “Part I, Item 1A. Risk Factors” in the Company’s 2011 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base.  The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at June 30, 2012 have increased $68.1 million or 4.4% compared to June 30, 2011. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor (unlimited for non-interest bearing transaction accounts); and (2) the Company’s strong financial results and position which has built F&M Bank’s reputation as one of the most safe and sound banks in its market territory.  The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 4.4% since June 30, 2011, the Company’s focus has been on increasing low cost transaction and savings accounts, which have grown at a much faster pace:

•	Demand and interest-bearing transaction accounts have increased $62.3 million or 12.0% since June 30, 2011.

•	Savings and money market accounts have increased $48.2 million or 9.7% since June 30, 2011.

•
Time deposit accounts have decreased $42.4 million or 7.7% since June 30, 2011. This decline was the continuing result of an explicit pricing strategy adopted by the Company beginning in 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term government agency & government-sponsored entity securities or overnight Fed Funds. Beginning in 2009, management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction, money market, and/or savings balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s strong deposit growth in transaction, savings and money market accounts, this time deposit decline has not presented any liquidity issues and it has significantly enhanced the Company’s net interest margin and earnings.

The Company's deposit balances at June 30, 2012 have increased $6.0 million or 0.4% compared to December 31, 2011, due primarily to an increase in savings and money market deposits of 9.0% or $44.9 million.  This increase was partially offset by: (1) decreased demand and interest-bearing transaction accounts in the amount of $26.7 million or 4.4%; and (2) decreased time deposit accounts in the amount of $12.1 million or 2.3%.

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

FHLB Advances as of June 30, 2012 were $51.0 million compared to $530,000 at December 31, 2011 and $561,000 at June 30, 2011. The large increase was due to the termination of the repurchase agreements. The $60.0 million in repurchase agreements was replaced with FHLB advances. The average rate on FHLB advances during the first half of 2012 was 1.0% compared to 1.2% during the first half of 2011.

There were no amounts outstanding on the Company’s line of credit with the FRB as of June 30, 2012.

As of June 30, 2012 the Company has additional borrowing capacity of $189.7 million with the Federal Home Loan Bank and $285.0 million with the Federal Reserve Bank.  Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings. The Company had no securities sold under agreement to repurchase at June 30, 2012 and $60 million at December 31, 2011, and June 30, 2011.

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

On June 21, 2012, the Company terminated both repurchase agreements with Citigroup resulting in an early termination fee totaling $1.7 million. The Company determined that the time was appropriate to replace these relatively “high-cost” borrowings with short-term FHLB advances at substantially lower rates. This rate differential will positively impact the Company’s net interest margin over the next 9-12 months, the period during which the repurchase agreements were scheduled to mature.

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”). These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. Interest rates reset quarterly and were 3.3% as of June 30, 2012, 3.4% at December 31, 2011 and 3.1% at June 30, 2011. The average rate paid for these securities for the first half of 2012 was 3.4% compared to 3.2% for the first half 2011. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $198.8 million at June 30, 2012, $189.3 million at December 31, 2011, and $181.1 million at June 30, 2011.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of June 30, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total Capital to Risk Weighted Assets	$219,852	14.93%	$117,843	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	$201,256	13.66%	$58,921	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	$201,256	10.48%	$76,847	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total Capital to Risk Weighted Assets	$219,482	14.90%	$117,818	8.0%	$147,273	10.0%
Tier 1 Capital to Risk Weighted Assets	$200,890	13.64%	$58,909	4.0%	$88,364	6.0%
Tier 1 Capital to Average Assets	$200,890	10.46%	$76,787	4.0%	$95,984	5.0%

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

During the second quarters of 2012 and 2011, the Company did not repurchase any shares. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $15.8 million.

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

Off Balance Sheet Commitments
In the normal course of business the Company enters into financial instruments with off balance sheet risks in order to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit, letters of credit and other types of financial guarantees. The Company had the following off balance sheet commitments as of the dates indicated.

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Commitments to Extend Credit	$314,117	$300,572	$286,319
Letters of Credit	5,817	5,087	5,703
Performance Guarantees Under Interest Rate Swap Contracts Entered
Into Between Our Borrowing Customers and Third Parties	1,549	416	-

These instruments involve varying degrees of credit risk, but the Company applies the same credit policies to these instruments as it does for loans included on the balance sheet. Additionally, the Company maintains an allowance for off balance sheet commitments which totaled $142,000 at June 30, 2012, December 31, 2011, and June 30, 2011. We do not anticipate any material losses as a result of these transactions.

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

In order to control credit risk in the loan portfolio, the Company has established credit management policies and procedures that govern both the approval of new loans and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans to one borrower, and by restricting loans made primarily to its principal market area where management believes it is best able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. However, as a financial institution that assumes lending and credit risks as a principal element of its business, credit losses will be experienced in the normal course of business. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for risks inherent in the loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.

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

Management believes that based upon the preceding methodology, and using information currently available, the allowance for loan losses at June 30, 2012 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would require increases in the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2012, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 1.79% if rates increase by 200 basis points and an increase in net interest income of 0.04% if rates decline 100 basis points. Comparatively, at December 31, 2011, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 0.44% if rates increase by 200 basis points and a decrease in net interest income of 0.17% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $66.0 million and repurchase lines of $100.0 million with major banks.  In addition, as of June 30, 2012 the Company has available borrowing capacity of $435.0 million at the Federal Home Loan Bank and $285.0 million at the Federal Reserve Bank.

At June 30, 2012, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $275.1 million, which represents 14.2% of total assets.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table indicates the number of shares repurchased by the Company during the second quarter of 2012.

Period	Number of Shares	Average Price per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 2012	-	$-	-	$15,836,050
May 2012	-	-	-	15,836,050
June 2012	539	390	-	15,836,050
Total	539	$390	-	$15,836,050

The above shares were not repurchased under the Stock Repurchase Program. They were purchased on the open market for the purpose of investing contributions previously made to the Equity Component of the Executive Retirement Plan. See Note 16 located in “Item 8. Financial Statements and Supplementary Data” in the Company’s 2011 Annual Report on Form 10-K for further information on the Executive Retirement Plan.

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

FARMERS & MERCHANTS BANCORP

Date: August 6, 2012	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer0

Date: August 6, 2012	/s/ Stephen W. Haley

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