Form 10-Q
period 2012-09-30
FARMERS & MERCHANTS BANCORP
filed 2012-11-08
CIK 1085913

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares of common stock of the registrant:  Par value $0.01, authorized 7,500,000 shares; issued and outstanding 777,882 as of October 31, 2012.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands)	Sept. 30,	December 31,	Sept. 30,
	2012	2011	2011
Assets	(Unadited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due From Banks	$29,863	$45,112	$37,829
Interest Bearing Deposits with Banks	3,601	56,548	74,782
Total Cash and Cash Equivalents	33,464	101,660	112,611

Investment Securities:
Available-for-Sale	463,177	479,820	420,809
Held-to-Maturity	68,960	63,092	63,803
Total Investment Securities	532,137	542,912	484,612

Loans	1,210,027	1,163,078	1,177,505
Less: Allowance for Loan Losses	33,604	33,017	32,963
Loans, Net	1,176,423	1,130,061	1,144,542

Premises and Equipment, Net	22,945	24,058	24,260
Bank Owned Life Insurance	48,799	47,418	46,959
Interest Receivable and Other Assets	70,633	73,575	67,239
Total Assets	$1,884,401	$1,919,684	$1,880,223

Liabilities
Deposits:
Demand	$369,635	$389,639	$359,649
Interest Bearing Transaction	238,223	220,736	210,730
Savings and Money Market	540,690	498,011	497,599
Time	482,957	517,811	521,310
Total Deposits	1,631,505	1,626,197	1,589,288

Securities Sold Under Agreement to Repurchase	-	60,000	60,000
Federal Home Loan Bank Advances	482	530	546
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	35,773	33,301	30,859
Total Liabilities	1,678,070	1,730,338	1,691,003

Shareholders' Equity
Preferred Stock	-	-	-
Common Stock	8	8	8
Additional Paid-In Capital	75,014	75,590	75,590
Retained Earnings	122,170	109,081	108,174
Accumulated Other Comprehensive Income, Net	9,139	4,667	5,448
Total Shareholders' Equity	206,331	189,346	189,220
Total Liabilities & Shareholders' Equity	$1,884,401	$1,919,684	$1,880,223

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)
(in thousands except per share data)	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Interest Income
Interest and Fees on Loans	$16,505	$17,949	$49,283	$52,946
Interest on Deposits with Banks	8	28	76	67
Interest on Investment Securities:
Taxable	2,315	2,247	7,958	6,988
Tax-Exempt	671	637	1,961	1,926
Total Interest Income	19,499	20,861	59,278	61,927

Interest Expense
Deposits	935	1,337	2,967	4,279
Borrowed Funds	11	549	1,047	1,632
Subordinated Debentures	87	82	262	245
Total Interest Expense	1,033	1,968	4,276	6,156

Net Interest Income	18,466	18,893	55,002	55,771
Provision for Loan Losses	600	900	1,100	5,350
Net Interest Income After Provision for Loan Losses	17,866	17,993	53,902	50,421

Non-Interest Income
Service Charges on Deposit Accounts	1,248	1,356	3,662	4,096
Net Gain on Investment Securities	149	-	149	-
Increase in Cash Surrender Value of Life Insurance	500	466	1,412	1,376
Debit Card and ATM Fees	732	704	2,197	2,078
Gain (Loss) on Non-Qualified Deferred Compensation Plan Investments	762	(1,198)	1,381	(808)
Other	662	442	1,986	1,357
Total Non-Interest Income	4,053	1,770	10,787	8,099

Non-Interest Expense
Salaries & Employee Benefits	7,850	7,512	23,792	22,217
Gain (Loss) on Non-Qualified Deferred Compensation Plan Investments	762	(1,198)	1,381	(808)
Occupancy	656	674	1,925	1,920
Equipment	686	726	2,282	2,151
ORE Holding Costs	15	364	108	1,256
FDIC Insurance	243	236	728	1,226
Other	1,548	1,507	6,337	4,528
Total Non-Interest Expense	11,760	9,821	36,553	32,490

Income Before Income Taxes	10,159	9,942	28,136	26,030
Provision for Income Taxes	3,827	3,675	10,452	9,482
Net Income	$6,332	$6,267	$17,684	$16,548
Basic Earnings Per Common Share	$8.13	$8.04	$22.70	$21.23

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months		Nine Months
	Ended Sept 30,		Ended Sept 30,
	2012	2011	2012	2011
Net Income	$6,332	$6,267	$17,684	$16,548

Other Comprehensive Income
Increase in Net Unrealized Gains on Available-for-Sale Securities	2,944	3,190	7,865	6,617
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	(149)	-	(149)	-
Deferred Tax Expense	(1,175)	(1,340)	(3,244)	(2,782)
Change in Net Unrealized Gains on Available-for-Sale Securities, Net of Tax	1,620	1,850	4,472	3,835

Total Other Comprehensive Income	1,620	1,850	4,472	3,835

Comprehensive Income	$7,952	$8,117	$22,156	$20,383

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
(in thousands except share data)					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income, Net	Equity
Balance, January 1, 2011	779,424	$8	$75,590	$96,030	$1,613	$173,241
Net Income		-	-	16,548	-	16,548
Cash Dividends Declared on						-
Common Stock ($5.65 per share)		-	-	(4,404)	-	(4,404)
Change in Net Unrealized Gain on Securities Available for Sale		-	-	-	3,835	3,835
Balance, September 30, 2011	779,424	$8	$75,590	$108,174	$5,448	$189,220

Balance, January 1, 2012	779,424	$8	$75,590	$109,081	$4,667	$189,346
Net Income		-	-	17,684	-	17,684
Cash Dividends Declared on						-
Common Stock ($5.90 per share)		-	-	(4,595)	-	(4,595)
Repurchase of Stock	(1,542)	-	(576)	-	-	(576)
Change in Net Unrealized Gain on Securities Available for Sale		-	-	-	4,472	4,472
Balance, September 30, 2012	777,882	$8	$75,014	$122,170	$9,139	$206,331

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)	Nine Months Ended
(in thousands)	Sept 30,	Sept 30,
	2012	2011
Operating Activities:
Net Income	$17,684	$16,548
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	1,100	5,350
Depreciation and Amortization	1,293	1,358
Net Amortization of Investment Security Discounts & Premiums	2,852	624
Net Gain on Investment Securities	(149)	-
Net Gain on Sale of Property & Equipment	-	(5)
Net Change in Operating Assets & Liabilities:
Net (Increase) Decrease in Interest Receivable and Other Assets	(1,418)	2,325
Net Increase in Interest Payable and Other Liabilities	2,472	13
Net Cash Provided by Operating Activities	23,834	26,213

Investing Activities:
Purchase of Investment Securities Available-for-Sale	(122,966)	(136,264)
Proceeds from Sold, Matured, or Called Securities Available-for-Sale	144,383	150,104
Purchase of Investment Securities Held-to-Maturity	(10,569)	(1,300)
Proceeds from Matured or Called Securities Held-to-Maturity	4,675	2,412
Net Loans Paid, Originated or Acquired	(47,728)	(6,234)
Principal Collected on Loans Previously Charged Off	266	83
Additions to Premises and Equipment	(180)	(1,419)
Proceeds from Disposition of Property and Equipment	-	20
Net Cash (Used) Provided by Investing Activities	(32,119)	7,402

Financing Activities:
Net Increase in Deposits	5,308	22,785
Net Decrease in Securities Sold Under Agreement to Repurchase	(60,000)	-
Net Change in Other Borrowings	(48)	(45)
Stock Repurchases	(576)	-
Cash Dividends	(4,595)	(4,404)
Net Cash (Used) Provided by Financing Activities	(59,911)	18,336
(Decrease) Increase in Cash and Cash Equivalents	(68,196)	51,951
Cash and Cash Equivalents at Beginning of Period	101,660	60,660
Cash and Cash Equivalents at End of Period	$33,464	$112,611

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

The Company’s other subsidiaries include F & M Bancorp, Inc. and FMCB Statutory Trust I. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank. During 2002 the Company completed a fictitious name filing in California to begin using the streamlined name “F & M Bank” as part of a larger effort to enhance the Company’s image and build brand name recognition. In December 2003 the Company formed a wholly owned subsidiary, FMCB Statutory Trust I. FMCB Statutory Trust I is a non-consolidated subsidiary per Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) and was formed for the sole purpose of issuing Trust Preferred Securities.

The accounting and reporting policies of the Company conform to U.S. GAAP and prevailing practice within the banking industry. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Basis of Presentation
The accompanying consolidated financial statements and notes thereto have been prepared in accordance with U.S. GAAP for financial information.

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine-month periods ended September 30, 2012 may not necessarily be indicative of future operating results.

The accompanying consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank’s wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant inter-company transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include: (1) commercial real estate; (2) agricultural real estate; (3) real estate construction (including land and development loans); (4) residential 1st mortgages; (5) home equity lines and loans; (6) agricultural; (7) commercial; and (8) consumer and other. The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are collectively evaluated for impairment, is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

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

Dividends and Basic Earnings Per Common Share
The Company’s common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore, there is no presentation of diluted earnings per common share. See Note 6.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of or for the period ended September 30, 2012, December 31, 2011 or September 30, 2011.

Comprehensive Income
The “Comprehensive Income” topic of the FASB ASC establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that U.S. GAAP recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income includes net income and changes in fair value of its available-for-sale investment securities.

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

2. Investment Securities

Carrying Values, Fair Values and Unrealized Gains and Losses

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows
(in thousands):
	Amortized	Gross Unrealized		Fair/Book
September 30, 2012	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$46,655	$316	$-	$46,971
Obligations of States and Political Subdivisions	5,704	-	-	5,704
Mortgage Backed Securities (1)	374,582	15,230	-	389,812
Corporate Bonds	14,641	223	-	14,864
Other	5,826	-	-	5,826
Total	$447,408	$15,769	$-	$463,177

	Amortized	Gross Unrealized		Fair/Book
December 31, 2011	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$82,195	$413	$13	$82,595
Obligations of States and Political Subdivisions	5,782	-	-	5,782
Mortgage Backed Securities (1)	383,380	7,792	139	391,033
Other	410	-	-	410
Total	$471,767	$8,205	$152	$479,820

	Amortized	Gross Unrealized		Fair/Book
September 30, 2011	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$162,115	$635	$-	$162,750
Obligations of States and Political Subdivisions	5,813	-	-	5,813
Mortgage Backed Securities (1)	243,121	8,787	22	251,886
Other	360	-	-	360
Total	$411,409	$9,422	$22	$420,809

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
September 30, 2012	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$66,098	$2,623	$-	$68,721
Mortgage Backed Securities (1)	640	20	-	660
Other	2,222	-	-	2,222
Total	$68,960	$2,643	$-	$71,603

	Book	Gross Unrealized		Fair
December 31, 2011	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$59,640	$2,736	$-	$62,376
Mortgage Backed Securities (1)	1,205	46	-	1,251
Other	2,247	-	-	2,247
Total	$63,092	$2,782	$-	$65,874

	Book	Gross Unrealized		Fair
September 30, 2011	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,130	$2,437	$-	$62,567
Mortgage Backed Securities (1)	1,418	62	-	1,480
Other	2,255	-	-	2,255
Total	$63,803	$2,499	$-	$66,302

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized carrying amount of investment securities at September 30, 2012 by contractual maturity are shown in the following tables (in thousands):

		After 1	After 5		Total
Securities Available-for-Sale	Within	but	but	Over	Fair
September 30, 2012	1 Year	Within 5	Within 10	10 years	Value
Government Agency & Government-Sponsored Entities	$10,006	$35,751	$1,214	$-	$46,971
Obligations of States and Political Subdivisions	-	-	219	5,485	5,704
Mortgage Backed Securities	-	-	119,019	270,793	389,812
Corporate Bonds	608	13,411	845	-	14,864
Other	5,826	-	-	-	5,826
Total	$16,440	$49,162	$121,297	$276,278	$463,177

		After 1	After 5		Total
Securities Held-to-Maturity	Within	but	but	Over	Book
September 30, 2012	1 Year	Within 5	Within 10	10 years	Value
Obligations of States and Political Subdivisions	$1,540	$9,842	$39,352	$15,364	$66,098
Mortgage Backed Securities	-	640	-	-	640
Other	-	5	2,217	-	2,222
Total	$1,540	$10,487	$41,569	$15,364	$68,960

Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following tables show those investments with gross unrealized losses and their fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Loss	Value	Loss	Value	Loss
Government Agency & Government-Sponsored Entities	$4,987	$13	$-	$-	$4,987	$13
Mortgage Backed Securities	85,090	139	-	-	85,090	139
Total	$90,077	$152	$-	$-	$90,077	$152

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	Loss	Value	Loss	Value	Loss
Mortgage Backed Securities	$10,130	$22	$-	$-	$10,130	$22
Total	$10,130	$22	$-	$-	$10,130	$22

As of September 30, 2012, the Company held 360 investment securities and no securities were in an unrealized loss position. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

The following information describes the Company’s assumptions and conclusions regarding other-than-temporary impairment status:

Securities of U.S. Government Agency and Government Sponsored Entities - The unrealized losses on the Company's investments in securities of government agency and government sponsored entities were $0, $13,000, and $0 at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. Management believes that any unrealized losses were caused by interest rate fluctuations. Repayment of these investments is guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company did not intend to sell the securities and it was more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Mortgage Backed Securities - The unrealized losses on the Company's investments in mortgage backed securities were $0, $139,000, and $22,000 at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. The unrealized losses on the Company's investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company did not intend to sell the securities and it was more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011 and September 30, 2011.

Obligations of States and Political Subdivisions - The continuing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers have increased the overall risk associated with bank-qualified municipal bonds. As of September 30, 2012, over ninety-three percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of that portion of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

There was no unrealized loss on the Company’s investment in obligations of states and political subdivisions at September 30, 2012, December 31, 2011, and September 30, 2011, respectively.

Corporate Bonds - There was no unrealized loss on the Company's investments in corporate bonds at September 30, 2012.

Sales/Calls of Securities
Proceeds from sales /calls of securities for the periods shown were as follows:

(in thousands)	Proceeds	Gains	Losses
Nine Months Ended September 30, 2012	$44,296	$149	$-
Nine Months Ended September 30, 2011	55,000	-	-

Pledged Securities
As of September 30, 2012, securities carried at $307.2 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2011 and September 30, 2011, was $373.2 million and $382.9 million, respectively.

3. Allowance for Loan Losses

The following tables show the allocation of the allowance for loan losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

September 30, 2012	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Loan Losses:
Beginning Balance- January 1, 2012	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$614	$33,017
Charge-Offs	-	-	-	(81)	(138)	(240)	(198)	(122)	-	(779)
Recoveries	-	89	-	16	12	61	41	47	-	266
Provision	(1,490)	990	(72)	356	(105)	311	1,084	12	14	1,100
Ending Balance- September 30, 2012	$4,333	$3,662	$1,861	$1,542	$3,515	$8,259	$9,660	$144	$628	$33,604

Third Quarter Allowance for Loan Losses:
Beginning Balance- July 1, 2012	$4,377	$2,633	$1,900	$1,451	$3,514	$7,834	$9,538	$140	$1,711	$33,098
Charge-Offs	-	-	-	(80)	(22)	-	-	(34)	-	(136)
Recoveries	-	-	-	16	2	-	9	15	-	42
Provision	(44)	1,029	(39)	155	21	425	113	23	(1,083)	600
Ending Balance- September 30, 2012	$4,333	$3,662	$1,861	$1,542	$3,515	$8,259	$9,660	$144	$628	$33,604
Ending Balance Individually Evaluated for Impairment	-	-	-	-	248	548	146	20	-	962
Ending Balance Collectively Evaluated for Impairment	4,333	3,662	1,861	1,542	3,267	7,711	9,514	124	628	32,642
Loans:
Ending Balance	$335,664	$293,864	$32,701	$137,464	$43,990	$193,053	$167,777	$5,514	$-	$1,210,027
Ending Balance Individually Evaluated for Impairment	295	2,551	-	493	1,048	2,652	257	20	-	7,316
Ending Balance Collectively Evaluated for Impairment	335,369	291,313	32,701	136,971	42,942	190,401	167,520	5,494	-	1,202,711

December 31, 2011	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Loan Losses:
Beginning Balance- January 1, 2011	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Charge-Offs	(25)	(384)	-	(449)	(751)	(3,559)	(788)	(190)	-	(6,146)
Recoveries	-	18	-	4	13	10	21	61	-	127
Provision	(1,783)	1,410	(227)	532	760	4,943	416	120	604	6,775
Ending Balance- December 31, 2011	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$614	$33,017
Ending Balance Individually Evaluated for Impairment	686	-	-	-	80	793	54	23	-	1,636
Ending Balance Collectively Evaluated for Impairment	5,137	2,583	1,933	1,251	3,666	7,334	8,679	184	614	31,381
Loans:
Ending Balance	$305,704	$280,139	$29,607	$107,421	$50,956	$217,227	$165,089	$6,935	$-	$1,163,078
Ending Balance Individually Evaluated for Impairment	4,562	954	-	1,194	576	1,337	292	23	-	8,938
Ending Balance Collectively Evaluated for Impairment	301,142	279,185	29,607	106,227	50,380	215,890	164,797	6,912	-	1,154,140

September 30, 2011	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Loan Losses:
Beginning Balance- January 1, 2011	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Charge-Offs	(25)	(384)	-	(398)	(701)	(2,750)	(324)	(149)	-	(4,731)
Recoveries	-	-	-	3	11	10	14	45	-	83
Provision	(1,790)	1,233	196	341	497	2,646	738	80	1,409	5,350
Ending Balance- September 30, 2011	$5,816	$2,388	$2,356	$1,110	$3,531	$6,639	$9,512	$192	$1,419	$32,963

Third Quarter Allowance for Loan Losses:
Beginning Balance- July 1, 2011	$5,726	$2,813	$2,362	$1,198	$3,450	$6,284	$10,794	$252	$63	$32,942
Charge-Offs	(12)	(384)	-	(58)	(239)	-	(148)	(62)	-	(903)
Recoveries	-	-	-	-	5	-	5	14	-	24
Provision	102	(41)	(6)	(30)	315	355	(1,139)	(12)	1,356	900
Ending Balance- September 30, 2011	$5,816	$2,388	$2,356	$1,110	$3,531	$6,639	$9,512	$192	$1,419	$32,963
Ending Balance Individually Evaluated for Impairment	702	46	-	-	40	827	103	24	-	1,742
Ending Balance Collectively Evaluated for Impairment	5,114	2,342	2,356	1,110	3,491	5,812	9,409	168	1,419	31,221
Loans:
Ending Balance	$300,918	$284,149	$28,979	$104,130	$52,451	$219,670	$180,329	$6,879	$-	$1,177,505
Ending Balance Individually Evaluated for Impairment	3,841	1,413	-	1,273	262	1,671	349	24	-	8,833
Ending Balance Collectively Evaluated for Impairment	297,077	282,736	28,979	102,857	52,189	217,999	179,980	6,855	-	1,168,672

The following tables show the loan portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

September 30, 2012	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$313,441	$15,910	$6,313	$335,664
Agricultural Real Estate	273,823	9,887	10,154	293,864
Real Estate Construction	24,856	3,217	4,628	32,701
Residential 1st Mortgages	135,473	1,211	780	137,464
Home Equity Lines & Loans	41,975	-	2,015	43,990
Agricultural	186,398	2,300	4,355	193,053
Commercial	161,685	5,634	458	167,777
Consumer & Other	5,195	-	319	5,514
Total	$1,142,846	$38,159	$29,022	$1,210,027

December 31, 2011	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$265,201	$15,186	$25,317	$305,704
Agricultural Real Estate	254,181	21,657	4,301	280,139
Real Estate Construction	21,428	3,217	4,962	29,607
Residential 1st Mortgages	104,609	1,483	1,329	107,421
Home Equity Lines & Loans	49,631	-	1,325	50,956
Agricultural	209,555	4,083	3,589	217,227
Commercial	158,273	5,240	1,576	165,089
Consumer & Other	6,528	-	407	6,935
Total	$1,069,406	$50,866	$42,806	$1,163,078

September 30, 2011	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$260,662	$15,482	$24,774	$300,918
Agricultural Real Estate	259,428	19,315	5,406	284,149
Real Estate Construction	20,781	3,217	4,981	28,979
Residential 1st Mortgages	101,230	1,503	1,397	104,130
Home Equity Lines & Loans	51,559	-	892	52,451
Agricultural	202,323	12,285	5,062	219,670
Commercial	172,702	5,971	1,656	180,329
Consumer & Other	6,479	-	400	6,879
Total	$1,075,164	$57,773	$44,568	$1,177,505

See “Note 1. Significant Accounting Policies - Allowance for Loan Losses” for a description of the internal risk ratings used by the Company. There were no loans outstanding at September 30, 2012, December 31, 2011, and September 30, 2011 rated doubtful or loss.

The following tables show an aging analysis of the loan portfolio by the time past due at the dates indicated
(in thousands):

	30-89 Days	90 Days or More		Total Past		Total
September 30, 2012	Past Due	and Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$-	$-	$-	$-	$335,664	$335,664
Agricultural Real Estate	-	-	2,551	2,551	291,313	293,864
Real Estate Construction	-	-	-	-	32,701	32,701
Residential 1st Mortgages	-	-	279	279	137,185	137,464
Home Equity Lines & Loans	101	-	528	629	43,361	43,990
Agricultural	-	-	2,374	2,374	190,679	193,053
Commercial	-	-	-	-	167,777	167,777
Consumer & Other	56	-	20	76	5,438	5,514
Total	$157	$-	$5,752	$5,909	$1,204,118	$1,210,027

	30-89 Days	90 Days or More		Total Past		Total
December 31, 2011	Past Due	and Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$-	$-	$1,354	$1,354	$304,350	$305,704
Agricultural Real Estate	-	-	954	954	279,185	280,139
Real Estate Construction	-	-	-	-	29,607	29,607
Residential 1st Mortgages	108	-	284	392	107,029	107,421
Home Equity Lines & Loans	566	-	194	760	50,196	50,956
Agricultural	284	-	1,202	1,486	215,741	217,227
Commercial	179	-	217	396	164,693	165,089
Consumer & Other	101	-	23	124	6,811	6,935
Total	$1,238	$-	$4,228	$5,466	$1,157,612	$1,163,078

	30-89 Days	90 Days or More		Total Past		Total
September 30, 2011	Past Due	and Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$-	$-	$811	$811	$300,107	$300,918
Agricultural Real Estate	-	-	1,413	1,413	282,736	284,149
Real Estate Construction	-	-	-	-	28,979	28,979
Residential 1st Mortgages	-	-	347	347	103,783	104,130
Home Equity Lines & Loans	359	-	190	549	51,902	52,451
Agricultural	3,854	-	1,531	5,385	214,285	219,670
Commercial	-	-	348	348	179,981	180,329
Consumer & Other	15	-	24	39	6,840	6,879
Total	$4,228	$-	$4,664	$8,892	$1,168,613	$1,177,505

The following tables show information related to impaired loans for the periods indicated (in thousands):

				Three Months Ended Sept. 30, 2012		Nine Months Ended Sept. 30, 2012
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2012	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$295	$295	$-	$297	$6	$789	$15
Agricultural Real Estate	2,558	2,551	-	2,036	-	1,402	-
Residential 1st Mortgages	494	521	-	438	-	512	-
Home Equity Lines & Loans	785	862	-	743	6	717	17
Agricultural	2,106	2,111	-	1,197	5	594	15
Commercial	111	111	-	115	2	169	4
	$6,349	$6,451	$-	$4,826	$19	$4,183	$51
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$-	$-	$503	$-
Residential 1st Mortgages	-	-	-	54	-	72	-
Home Equity Lines & Loans	269	314	248	174	1	152	3
Agricultural	547	1,551	548	567	-	749	-
Commercial	146	146	146	196	2	157	2
Consumer & Other	20	22	20	21	-	22	-
	$982	$2,033	$962	$1,012	$3	$1,655	$5
Total	$7,331	$8,484	$962	$5,838	$22	$5,838	$56

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$1,555	$1,547	$-	$729	$-
Agricultural Real Estate	955	974	-	1,341	-
Residential 1st Mortgages	1,219	1,272	-	936	13
Home Equity Lines & Loans	469	484	-	290	2
Agricultural	262	372	-	149	9
Commercial	188	264	-	195	1
Consumer & Other	-	-	-	5	-
	$4,648	$4,913	$-	$3,645	$25
With an allowance recorded:
Commercial Real Estate	$3,017	$3,015	$686	$2,281	$89
Agricultural Real Estate	-	-	-	529	-
Home Equity Lines & Loans	113	119	80	117	2
Agricultural	1,076	1,791	793	1,818	25
Commercial	104	107	54	120	-
Consumer & Other	24	24	23	31	-
	$4,334	$5,056	$1,636	$4,896	$116
Total	$8,982	$9,969	$1,636	$8,541	$141

				Three Months Ended Sept. 30, 2011		Nine Months Ended Sept. 30, 2011
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2011	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$816	$811	$-	$530	$-	$453	$-
Agricultural Real Estate	935	974	-	1,717	-	1,470	-
Residential 1st Mortgages	1,278	1,469	-	861	1	842	3
Home Equity Lines & Loans	190	191	-	218	-	230	1
Agricultural	140	140	-	143	3	111	6
Commercial	186	182	-	188	-	197	-
Consumer & Other	-	-	-	-	-	7	-
	$3,545	$3,767	$-	$3,657	$4	$3,310	$10
With an allowance recorded:
Commercial Real Estate	$3,033	$3,030	$702	$3,041	$44	$2,035	$46
Agricultural Real Estate	463	823	46	645	-	705	-
Home Equity Lines & Loans	73	82	40	74	1	118	2
Agricultural	1,533	1,548	827	2,732	2	2,065	25
Commercial	168	206	103	155	-	125	-
Consumer & Other	24	24	24	31	-	33	-
	$5,294	$5,713	$1,742	$6,678	$47	$5,081	$73
Total	$8,839	$9,480	$1,742	$10,335	$51	$8,391	$83

Total recorded investment shown in the prior table will not equal the total ending balance of loans individually evaluated for impairment on the allocation of allowance table. This is because the calculation of recorded investment for purposes of this table takes into account charge-offs, net deferred loans fees & costs, unamortized premium or discount, and accrued interest.

At September 30, 2012, the Company allocated $187,000 of specific reserves to $2.1 million of troubled debt restructured loans, of which $1.6 million were performing. The Company had no commitments at September 30, 2012 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and nine month periods ending September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods of 5 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 15 years.

The following table presents loans by class modified as troubled debt restructured loans for the three and nine month periods ended September 30, 2012 (in thousands):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate	-	$-	$-	1	$116	$116
Residential 1st Mortgages	1	185	173	5	331	312
Home Equity Lines & Loans	1	46	43	4	414	369
Agricultural	2	175	175	3	355	355
Commercial	-	-	-	3	273	273
Total	4	$406	$391	16	$1,489	$1,425

The TDRs described above increased the allowance for loan losses by $0 and $19,000 and resulted in charge-offs of $15,000 and $64,000 for the three and nine months ended September 30, 2012.

During the three and nine months ended September 30, 2012, there were no payment defaults on loans modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

The Company allocated $904,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011. The Company had no commitments at September 30, 2011 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

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

4. Fair Value Measurements

The Company follows the “Fair Value Measurement and Disclosures” topic of the FASB ASC, which establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, this standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

		Fair Value Measurements At September 30, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$46,971	$10,627	$36,344	$-
Obligations of States and Political Subdivisions	5,704	-	-	5,704
Mortgage Backed Securities	389,812	-	389,812	-
Corporate Bonds	14,864	-	14,864	-
Other	5,826	5,516	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$463,177	$16,143	$441,330	$5,704

		Fair Value Measurements At December 31, 2011, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$82,595	$21,109	$61,486	$-
Obligations of States and Political Subdivisions	5,782	-	-	5,782
Mortgage Backed Securities	391,033	-	391,033	-
Other	410	-	410	-
Total Assets Measured at Fair Value On a Recurring Basis	$479,820	$21,109	$452,929	$5,782

		Fair Value Measurements At September 30, 2011, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$162,750	$-	$162,750	$-
Obligations of States and Political Subdivisions	5,813	-	5,813	-
Mortgage Backed Securities	251,886	-	251,886	-
Other	360	-	360	-
Total Assets Measured at Fair Value On a Recurring Basis	$420,809	$-	$420,809	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the three and nine month periods ended September 30, 2012 and 2011, there were no transfers in or out of level 1, 2, or 3.

The following table presents changes in level 3 assets measured at fair value on a recurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Balance at Beginning of Period	$5,724	$-	$5,782	$-
Total Realized and Unrealized Gains/(Losses) Included in Income	-	-	-	-
Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	-	-	-	-
Purchase of Securities	-	-	-	-
Sales, Maturities, and Calls of Securities	(20)	-	(78)	-
Net Transfers In/(Out) of Level 3	-	-	-	-
Balance at End of Period	$5,704	$-	$5,704	$-

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

The following tables present information about the Company’s other real estate and impaired loans, classes of assets or liabilities that the Company carries at fair value on a non-recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated. Not all impaired loans are carried at fair value. Impaired loans are only included in the following tables when their fair value is based upon a current appraisal of the collateral, and if that appraisal results in a partial charge-off or the establishment of a specific reserve.

		Fair Value Measurements At Sept 30, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Residential 1st Mortgage	$200	$-	$-	$200
Home Equity Lines and Loans	466	-	-	466
Total Impaired Loans	666	-	-	666
Other Real Estate
Real Estate Construction	2,553	-	-	2,553
Total Other Real Estate	2,553	-	-	2,553
Total Assets Measured at Fair Value On a Non-Recurring Basis	$3,219	$-	$-	$3,219

The fair value of impaired loans with a specific reserve or a partial charge-off was $666,000, net of an allowance for loan losses of $962,000.

The fair value of ORE was $2.6 million, net of a $4.1 million valuation allowance. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments have occurred, the impairment is recorded in non-interest expense on the Consolidated Statements of Income.

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

The fair value of impaired loans with a specific reserve or a partial charge-off was $3.0 million, net of an allowance for loan losses of $1.6 million. The fair value of ORE was $2.9 million, net of a $4.1 million valuation allowance.

		Fair Value Measurements At Sept 30, 2011, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Commercial Real Estate	$2,329	$-	$2,329	$-
Agricultural Real Estate	1,367	-	1,367	-
Residential 1st Mortgage	926	-	926	-
Home Equity Lines and Loans	33	-	33	-
Agricultural	704	-	-	704
Commercial	64	-	-	64
Total Impaired Loans	5,423	-	4,655	768
Other Real Estate				-
Commercial Real Estate	137	-	137	-
Real Estate Construction	3,045	-	3,045	-
Residential 1st Mortgage	331	-	331	-
Total Other Real Estate	3,513	-	3,513	-
Total Assets Measured at Fair Value On a Non-Recurring Basis	$8,936	$-	$8,168	$768

The fair value of impaired loans with a specific reserve or a partial charge-off was $5.4 million, net of an allowance for loan losses of $1.7 million. The fair value of ORE was $3.5 million, net of a valuation allowance of $3.6 million.

5. Fair Value of Financial Instruments

U.S. GAAP require disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization.

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
September 30, 2012 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$33,464	$33,464	$-	$-	$33,464

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	46,971	10,627	36,344	-	46,971
Obligations of States and Political Subdivisions	5,704	-	-	5,704	5,704
Mortgage Backed Securities	389,812	-	389,812	-	389,812
Corporate Bonds	14,864	-	14,864	-	14,864
Other	5,826	5,516	310	-	5,826
Total Investment Securities Available-for-Sale	463,177	16,143	441,330	5,704	463,177

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	66,098	-	60,983	7,738	68,721
Mortgage Backed Securities	640	-	660	-	660
Other	2,222	-	2,222	-	2,222
Total Investment Securities Held-to-Maturity	68,960	-	63,865	7,738	71,603

FHLB Stock	7,368	N/A	N/A	N/A	N/A
Loans, Net of Deferred Loan Fees & Allowance:
Commercial Real Estate	331,331	-	-	340,570	340,570
Agricultural Real Estate	290,202	-	-	298,168	298,168
Real Estate Construction	30,840	-	-	31,236	31,236
Residential 1st Mortgages	135,922	-	-	141,334	141,334
Home Equity Lines and Loans	40,475	-	-	43,243	43,243
Agricultural	184,794	-	-	184,647	184,647
Commercial	158,117	-	-	157,440	157,440
Consumer & Other	5,370	-	-	5,454	5,454
Unallocated Allowance	(628)	-	-	(628)	(628)
Total Loans, Net of Deferred Loan Fees & Allowance	1,176,423	-	-	1,201,464	1,201,464
Accrued Interest Receivable	8,037	-	-	8,037	8,037

Liabilities:
Deposits:
Demand	369,635	369,635	-	-	369,635
Interest Bearing Transaction	238,223	238,223	-	-	238,223
Savings and Money Market	540,690	540,690	-	-	540,690
Time	482,957	-	483,950	-	483,950
Total Deposits	1,631,505	1,148,548	483,950	-	1,632,498
FHLB Advances	482	-	547	-	547
Subordinated Debentures	10,310	-	5,478	-	5,478
Accrued Interest Payable	526	-	526	-	526

December 31, 2011	Carrying	Estimated
(in thousands)	Amount	Fair Value
Assets:
Cash and Cash Equivalents	$101,660	$101,660
Investment Securities Available-for-Sale	479,820	479,820
Investment Securities Held-to-Maturity	63,092	65,874
FHLB Stock	7,035	N/A
Loans, Net of Deferred Loan Fees & Allowance	1,130,061	1,162,261
Accrued Interest Receivable	6,368	6,368
Liabilities:
Deposits:
Demand	389,639	389,639
Interest-Bearing	1,236,558	1,237,849
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,530	63,000
Subordinated Debentures	10,310	5,953
Accrued Interest Payable	911	911

September 30, 2011	Carrying	Estimated
(in thousands)	Amount	Fair Value
Assets:
Cash and Cash Equivalents	$112,611	$112,611
Investment Securities Available-for-Sale	420,809	420,809
Investment Securities Held-to-Maturity	63,803	66,302
FHLB Stock	7,035	N/A
Loans, Net of Deferred Loan Fees & Allowance	1,144,542	1,183,033
Accrued Interest Receivable	7,454	7,454
Liabilities:
Deposits:
Demand	359,649	359,649
Interest-Bearing	1,229,639	1,231,089
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,546	63,626
Subordinated Debentures	10,310	5,751
Accrued Interest Payable	907	907

Fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012, December 31, 2011, and September 30, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

Cash and Cash Equivalents - The carrying amounts reported in the balance sheet for cash and due from banks, interest bearing deposits with banks, federal funds sold, and securities purchased under agreements to resell are a reasonable estimate of fair value. All cash and cash equivalents are classified as Level 1.

Investment Securities - Fair values for investment securities consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Based on the available market information the classification level could be 1, 2, or 3.

Federal Home Loan Bank Stock - It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Loans, Net of Deferred Loan Fees & Allowance - Fair values of loans are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Deposit Liabilities - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for fixed-maturity certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

FHLB Advances & Securities Sold Under Agreement to Repurchase - The fair value of federal funds purchased and other short-term borrowings is approximated by the book value resulting in a Level 2 classification. The fair value for Federal Home Loan Bank advances is determined using discounted future cash flows resulting in a Level 2 classification.

Subordinated Debentures - The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Accrued Interest Receivable and Payable - The carrying amount of accrued interest receivable and payable approximates their fair value resulting in a Level 2 classification.

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

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per common share for the three and nine months ended September 30, 2012 and 2011.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(net income in thousands)	2012	2011	2012	2011
Net Income	$6,332	$6,267	$17,684	$16,548
Average Number of Common Shares Outstanding	778,487	779,424	779,906	779,424
Basic Earnings Per Common Share	$8.13	$8.04	$22.70	$21.23

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2012.  This analysis should be read in conjunction with our 2011 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

For the three and nine months ended September 30, 2012, Farmers & Merchants Bancorp reported net income of $6,332,000 and $17,684,000, basic earnings per common share of $8.13 and $22.70 and return on average assets of 1.32% and 1.23%, respectively. Return on average shareholders’ equity was 12.51% and 11.87% for the three and nine months ended September 30, 2012.

For the three and nine months ended September 30, 2011, Farmers & Merchants Bancorp reported net income of $6,267,000 and $16,548,000, basic earnings per common share of $8.04 and $21.23 and return on average assets of 1.35% and 1.20%, respectively. Return on average shareholders’ equity was 13.62% and 12.24% for the three and nine months ended September 30, 2011.

The primary reasons for the Company’s improved earnings performance in the first nine months of 2012 as compared to the same period last year were: (1) a $4.3 million decrease in the loan loss provision; (2) a $1.1 million decrease in ORE holding costs; and (3) a $498,000 decrease in FDIC insurance costs. These positive impacts were partially offset by: (1) a $769,000 decrease in net interest income; (2) a $1.6 million increase in salaries and employee benefits; and (3) a $1.8 million increase in other non-interest expense, primarily comprised of a $1.7 million termination fee upon early payoff of the Company’s securities sold under agreement to repurchase.

The following is a summary of the financial results for the nine-month period ended September 30, 2012 compared to September 30, 2011.

•	Net income increased 6.9% to $17.7 million from $16.5 million.

•	Basic earnings per common share increased 6.9% to $22.70 from $21.23.

•	Total assets increased 0.2% to $1.9 billion.

•	Total loans increased 2.8% to $1.2 billion.

•	Total deposits increased 2.7% to $1.6 billion.

Results of Operations

This section discusses material changes in the Company’s income statement for the three and nine month periods ended September 30, 2012 as compared to the three and nine month periods ended September 30, 2011.

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and nine-month periods ended September 30, 2012 and 2011.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Three Months Ended Sept 30,			Three Months Ended Sept 30,
	2012			2011
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$11,488	$8	0.28%	$44,158	$28	0.25%
Investment Securities:
U.S. Agencies	54,059	139	1.03%	201,893	562	1.11%
Municipals - Non-Taxable	72,235	1,025	5.67%	65,665	971	5.91%
Mortgage Backed Securities	398,865	2,114	2.12%	210,157	1,677	3.19%
Other	19,702	62	1.26%	7,414	8	0.43%
Total Investment Securities	544,861	3,340	2.45%	485,129	3,218	2.65%

Loans:
Real Estate	777,438	11,148	5.70%	724,776	11,610	6.36%
Home Equity Lines & Loans	45,050	643	5.68%	53,538	780	5.78%
Agricultural	203,403	2,450	4.79%	224,454	3,078	5.44%
Commercial	167,377	2,168	5.15%	175,116	2,374	5.38%
Consumer	5,519	93	6.70%	7,137	104	5.78%
Other	236	3	5.06%	242	3	4.92%
Total Loans	1,199,023	16,505	5.48%	1,185,263	17,949	6.01%
Total Earning Assets	1,755,372	$19,853	4.50%	1,714,550	$21,195	4.90%

Unrealized Loss on Securities Available-for-Sale	14,104			7,572
Allowance for Loan Losses	(33,356)			(32,971)
Cash and Due From Banks	33,752			30,724
All Other Assets	142,385			134,459
Total Assets	$1,912,257			$1,854,334

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing Transaction	$227,410	$35	0.06%	$199,767	$57	0.11%
Savings and Money Market	559,007	342	0.24%	491,899	411	0.33%
Time	496,859	558	0.45%	534,048	869	0.65%
Total Interest Bearing Deposits	1,283,276	935	0.29%	1,225,714	1,337	0.43%
Securities Sold Under Agreement to Repurchase	0	0	0.00%	60,000	541	3.58%
Federal Home Loan Bank Advances	6,228	11	0.70%	555	8	5.72%
Subordinated Debentures	10,310	87	3.36%	10,310	82	3.16%
Total Interest Bearing Liabilities	1,299,814	$1,033	0.32%	1,296,579	$1,968	0.60%
Interest Rate Spread			4.18%			4.30%
Demand Deposits (Non-Interest Bearing)	374,391			339,927
All Other Liabilities	35,617			33,790
Total Liabilities	1,709,822			1,670,296

Shareholders' Equity	202,435			184,038
Total Liabilities & Shareholders' Equity	$1,912,257			$1,854,334
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.08%			0.15%
Net Interest Income and Margin on Total Earning Assets		18,820	4.27%		19,227	4.45%
Tax Equivalent Adjustment		(354)			(334)
Net Interest Income		$18,466	4.18%		$18,893	4.37%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $750,000 and $813,000 for the quarters ended September 30, 2012 and 2011, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Nine Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2012			2011
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$40,161	$76	0.25%	$35,869	$67	0.25%
Investment Securities:
U.S. Agencies	64,608	505	1.04%	228,677	1,954	1.14%
Municipals - Non-Taxable	70,024	2,995	5.70%	66,324	2,935	5.90%
Mortgage Backed Securities	411,721	7,353	2.38%	198,646	5,011	3.36%
Other	11,853	100	1.12%	7,140	24	0.45%
Total Investment Securities	558,206	10,953	2.62%	500,787	9,924	2.64%

Loans:
Real Estate	752,832	32,946	5.85%	719,701	33,929	6.30%
Home Equity Lines & Loans	47,537	2,041	5.74%	55,992	2,433	5.81%
Agricultural	201,832	7,678	5.08%	217,753	9,151	5.62%
Commercial	162,933	6,301	5.17%	172,795	7,067	5.47%
Consumer	6,068	307	6.76%	7,509	356	6.34%
Other	237	10	5.64%	244	10	5.48%
Total Loans	1,171,439	49,283	5.62%	1,173,994	52,946	6.03%
Total Earning Assets	1,769,806	$60,312	4.55%	1,710,650	$62,937	4.92%

Unrealized Gain (Loss) on Securities Available-for-Sale	11,502			4,346
Allowance for Loan Losses	(33,098)			(32,556)
Cash and Due From Banks	33,356			30,103
All Other Assets	139,926			134,777
Total Assets	$1,921,492			$1,847,320

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing Transaction	$227,925	$131	0.08%	$203,998	$195	0.13%
Savings and Money Market	535,784	997	0.25%	484,894	1,200	0.33%
Time	506,067	1,839	0.49%	551,216	2,884	0.70%
Total Interest Bearing Deposits	1,269,776	2,967	0.31%	1,240,108	4,279	0.46%
Securities Sold Under Agreement to Repurchase	37,664	1,018	3.61%	60,000	1,606	3.58%
Federal Home Loan Bank Advances	4,522	29	0.86%	2,246	26	1.55%
Subordinated Debentures	10,310	262	3.39%	10,310	245	3.18%
Total Interest Bearing Liabilities	1,322,272	$4,276	0.43%	1,312,664	$6,156	0.63%
Interest Rate Spread			4.12%			4.29%
Demand Deposits (Non-Interest Bearing)	366,228			322,785
All Other Liabilities	34,399			31,646
Total Liabilities	1,722,899			1,667,095

Shareholders' Equity	198,593			180,225
Total Liabilities & Shareholders' Equity	$1,921,492			$1,847,320
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.11%			0.15%
Net Interest Income and Margin on Total Earning Assets		56,036	4.23%		56,781	4.44%
Tax Equivalent Adjustment		(1,034)			(1,010)
Net Interest Income		$55,002	4.15%		$55,771	4.36%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $2,020,000 and $1,506,000 for the nine months ended September 30, 2012 and 2011, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)	Three Months Ended			Nine Months Ended
	Sept. 30, 2012 compared to Sept. 30, 2011			Sept. 30, 2012 compared to Sept. 30, 2011
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$(23)	$3	$(20)	$8	$1	$9
Investment Securities:
U.S. Agencies	(383)	(40)	(423)	(1,295)	(154)	(1,449)
Municipals - Non-Taxable	94	(40)	54	160	(100)	60
Mortgage Backed Securities	1,136	(699)	437	4,141	(1,799)	2,342
Other	11	43	54	23	53	76
Total Investment Securities	858	(736)	122	3,029	(2,000)	1,029

Loans:
Real Estate	787	(1,249)	(462)	1,535	(2,518)	(983)
Home Equity Lines & Loans	(123)	(14)	(137)	(362)	(30)	(392)
Agricultural	(277)	(351)	(628)	(639)	(834)	(1,473)
Commercial	(105)	(101)	(206)	(389)	(377)	(766)
Consumer	(25)	14	(11)	(72)	23	(49)
Total Loans	257	(1,701)	(1,444)	73	(3,736)	(3,663)
Total Earning Assets	1,092	(2,434)	(1,342)	3,110	(5,735)	(2,625)

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	6	(28)	(22)	21	(85)	(64)
Savings and Money Market	50	(119)	(69)	117	(320)	(203)
Time	(58)	(253)	(311)	(221)	(824)	(1,045)
Total Interest Bearing Deposits	(2)	(400)	(402)	(83)	(1,229)	(1,312)
Securities Sold Under Agreement to Repurchase	(541)	-	(541)	(602)	14	(588)
Other Borrowed Funds	16	(13)	3	19	(16)	3
Subordinated Debentures	-	5	5	-	17	17
Total Interest Bearing Liabilities	(527)	(408)	(935)	(666)	(1,214)	(1,880)
Total Change	$1,619	$(2,026)	$(407)	$3,776	$(4,521)	$(745)

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change".  The above figures have been rounded to the nearest whole number.

3rd Quarter 2012 vs. 3rd Quarter 2011
Net interest income for the third quarter of 2012 decreased 2.3% or $427,000 to $18.5 million compared to the third quarter of 2011. On a fully taxable equivalent basis, net interest income decreased 2.1% and totaled $18.8 million for the third quarter of 2012. As more fully discussed below, the decrease in net interest income was primarily due to a decrease in the net interest margin, offset somewhat by growth in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended September 30, 2012, the Company’s net interest margin was 4.27% compared to 4.45% for the quarter ended September 30, 2011. This decrease in net interest margin was due primarily to: (1) a decline in the mix of loans as a percentage of average earning assets; combined with (2) a decline in loan and securities yields that exceeded a corresponding drop in funding costs.

Average loans totaled $1.2 billion for the quarter ended September 30, 2012; an increase of $13.8 million compared to the average balance for the quarter ended September 30, 2011. Loans decreased from 69.1% of average earning assets at September 30, 2011 to 68.3% at September 30, 2012. Additionally, as a result of the sustained low rate environment since late 2008, the annualized yield on the Company’s loan portfolio declined to 5.48% for the quarter ended September 30, 2012, compared to 6.01% for the quarter ended September 30, 2011. The decrease in yield resulted in interest revenue from loans decreasing 8.1% to $16.5 million for quarter ended September 30, 2012. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans, the yield earned on investments is generally less than that of loans. Average investment securities totaled $544.9 million for the quarter ended September 30, 2012; an increase of $59.7 million compared to the average balance for the quarter ended September 30, 2011. Tax equivalent interest income on securities increased $122,000 to $3.3 million for the quarter ended September 30, 2012, compared to $3.2 million for the quarter ended September 30, 2011. The average investment portfolio yield, on a tax equivalent basis, was 2.45% for the quarter ended September 30, 2012, compared to 2.65% for the quarter ended September 30, 2011. This decrease in yield was caused by a significant decline in the yield on the Company’s mortgage-backed securities portfolio due to: (1) a shift in mix from 30 year MBS to 10, 15 and 20 year MBS; (2) a decline in overall mortgage rates; and (3) increased prepayment speeds on MBS purchased at a premium requiring those premium to be amortized over a shorter period. This decline was partially offset by a shift in mix from short-term government agencies securities into mortgage-back securities. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2012.  Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during the third quarter of 2012. These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008. Average interest bearing deposits with banks for the quarter ended September 30, 2012, was $11.5 million, a decrease of $32.7 million compared to the average balance for the quarter ended September 30, 2011.

Average interest-bearing liabilities increased $3.2 million or 0.3% during the third quarter of 2012. Of that increase: (1) interest-bearing transaction deposits increased $27.6 million; (2) savings and money market deposits increased $67.1 million; (3) time deposits decreased $37.2 million; (4) securities sold under agreement to repurchase decreased $60.0 million (see “Financial Condition - Securities Sold Under Agreement to Repurchase”); (5) Federal Home Loan Bank (“FHLB”) Advances increased $5.7 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (6) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

During the third quarter of 2012, the Company was able to grow average interest bearing deposits by $57.6 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base.

Total interest expense on deposits was $935,000 for the third quarter of 2012 as compared to $1.3 million for the third quarter of 2011. The average rate paid on interest-bearing deposits was 0.29% for the third quarter of 2012 compared to 0.43% for the third quarter of 2011. The Company anticipates that future declines in deposit rates, if any, will be much more modest.

Nine Months Ending September 30, 2012 vs. Nine Months Ending September 30, 2011
During the first nine months of 2012, net interest income decreased 1.4% to $55.0 million, compared to $55.8 million for the first nine months of 2011. On a fully taxable equivalent basis, net interest income decreased 1.3% and totaled $56.0 million for the first nine months of 2012, compared to $56.8 million for the same period in 2011. The decrease in net interest income was primarily due to a decrease in the net interest margin, offset somewhat by growth in average earning assets.

For the nine months ended September 30, 2012, the Company’s net interest margin was 4.23% compared to 4.44% for the same period in 2011. This decrease in net interest margin was due primarily to: (1) a decline in the mix of loans as a percentage of average earning assets; combined with (2) a decline in loan yields that exceeded a corresponding drop in funding costs.

The average balance of loans decreased by $2.6 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The yield on the loan portfolio decreased 41 basis points to 5.62% for the nine months ended September 30, 2012 compared to 6.03% for the nine months ended September 30, 2011. This decrease in volume and yield resulted in interest income from loans decreasing 6.9% or $3.7 million for the first nine months of 2012.

Average investment securities were $558.2 million for the nine months ended September 30, 2012 compared to $500.8 million for the same period in 2011. The average yield (TE) for the nine months ended September 30, 2012 was 2.62% compared to 2.64% for the nine months ended September 30, 2011. This increase in balances resulted in an increase in interest income of $1.0 million or10.4%, for the nine months ended September 30, 2012.

 Average interest bearing deposits with banks for the nine months ended September 30, 2012, were $40.2 million, an increase of $4.3 million compared to the average balance for the nine months ended September 30, 2011. These balances earn interest at the Fed Funds rate which has been 0.25% since December, 2008.

Average interest-bearing liabilities increased $9.6 million or 0.7% during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Of that increase: (1) interest-bearing deposits increased $29.7 million; (2) securities sold under agreement to repurchase decreased $22.3 million; (3) FHLB advances increased $2.3 million; and (4) subordinated debentures remained unchanged.

The $29.7 million increase in average interest-bearing deposits was primarily in interest bearing transaction and savings and money market deposits, which grew $74.8 million for the nine months ended September 30, 2012, while time deposits decreased by $45.1 million during this same period. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $3.0 million for the first nine months of 2012 as compared to $4.3 million for the first nine months of 2011. The average rate on interest-bearing deposits was 0.31% in the first nine months of 2012 and 0.46% in the first nine months of 2011.

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

Agricultural Real Estate and Agricultural – Loans secured by crop production, livestock and related real estate are vulnerable to two risk factors that are largely outside the control of the Company and its borrowers: commodity prices and weather conditions.

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

The Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments. Unemployment levels remain above 15% in some areas. Accordingly, over the past several years, management and the Board of Directors have increased the Company’s loan loss allowance and as of September 30, 2012, the balance was $33.6 million or 2.78% of total loans. As of September 30, 2011, the allowance for loan losses was $33.0 million, which represented 2.80% of total loans. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of September 30, 2012, compare very favorably to our peers at the present time, no significant recovery has yet begun in our local markets and this has resulted in continuing borrower stress.

The provision for loan losses decreased $4.2 million to $1.1 million for the first nine months of 2012 compared to $5.3 million for the first nine months of 2011. Year-to-date net charge-offs through September 30, 2012 were $513,000 compared to $4.6 million in the first nine months of 2011. Year-to-date net charge-offs represented 0.04% of average loans through September 30, 2012, a level that, in management’s opinion, compares very favorably to the Company’s peers at the present time. See “Overview – Looking Forward: 2012 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2011 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for loan losses as of September 30, 2012, was adequate.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Balance at Beginning of Period	$33,098	$32,942	$33,017	$32,261
Loans Charged Off	(136)	(903)	(779)	(4,731)
Recoveries of Loans Previously Charged Off	42	24	266	83
Provision Charged to Expense	600	900	1,100	5,350
Balance at End of Period	$33,604	$32,963	$33,604	$32,963

The table below breaks out year-to-date and current quarter activity by portfolio segment (in thousands):

September 30, 2012	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Loan Losses:
Beginning Balance- January 1, 2012	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$614	$33,017
Charge-Offs	-	-	-	(81)	(138)	(240)	(198)	(122)	-	(779)
Recoveries	-	89	-	16	12	61	41	47	-	266
Provision	(1,490)	990	(72)	356	(105)	311	1,084	12	14	1,100
Ending Balance- September 30, 2012	$4,333	$3,662	$1,861	$1,542	$3,515	$8,259	$9,660	$144	$628	$33,604

Third Quarter Allowance for Loan Losses:
Beginning Balance- July 1, 2012	$4,377	$2,633	$1,900	$1,451	$3,514	$7,834	$9,538	$140	$1,711	$33,098
Charge-Offs	-	-	-	(80)	(22)	-	-	(34)	-	(136)
Recoveries	-	-	-	16	2	-	9	15	-	42
Provision	(44)	1,029	(39)	155	21	425	113	23	(1,083)	600
Ending Balance- September 30, 2012	$4,333	$3,662	$1,861	$1,542	$3,515	$8,259	$9,660	$144	$628	$33,604

Overall, the Allowance for Loan Losses as of September 30, 2012 increased $587,000 from December 31, 2011. However, the allowance allocated to Commercial Real Estate balances declined $1.5 million primarily as a result of a $19.0 million decline in classified loans. The “Unallocated” portion of the allowance declined from $1.7 million at June 30, 2012 to $628,000 at September 30, 2012, primarily as a result of Management adopting specific reserve factors to account for the impact that drought conditions in many areas of the country are having on the feed prices of our dairy customers.  See “Management’s Discussion and Analysis - Financial Condition – Classified Loans and Non-Performing Assets.”

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

3rd Quarter 2012 vs.3rd Quarter 2011
Non-interest income increased $2.3 million or 129.0% for the three months ended September 30, 2012, compared to the same period of 2011. This increase was primarily due to: (1) a $762,000 gain on deferred compensation investments for the third quarter of 2012 when compared to a loss of $1.2 million for the same period in 2011; (2) a $220,000 increase in other non-interest income primarily related to swap referral fee income; and (3) a $149,000 gain on sale of investment securities. These increases were partially offset by a $108,000 decline in service charges on deposit accounts, primarily NSF/OD fees.

Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although U.S. GAAP require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Nine Months Ending September 30, 2012 vs. Nine Months Ending September 30, 2011
Non-interest income increased $2.7 million or 33.2% for the nine months ended September 30, 2012 compared to the same period of 2011. This increase was comprised of: (1) a $1.4 million gain on deferred compensation investments during the first nine months of 2012 as compared to a loss of $808,000 during the same period in 2011; (2) a $629,000 increase in other non-interest income primarily related to swap referral fee income; and (3) a $149,000 gain on sale of investment securities. These increases were partially offset by a $434,000 decline in service charges on deposit accounts, primarily NSF/OD fees.

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

3rd Quarter 2012 vs. 3rd Quarter 2011
Overall, non-interest expense increased $1.9 million or 19.7% for the three months ended September 30, 2012, compared to the same period in 2011. This increase was primarily comprised of: (1) a $338,000 increase in salaries and employee benefits due to salary increases; (2) a $762,000 gain on deferred compensation investments for the third quarter of 2012 when compared to a loss of $1.2 million for the same period in 2011. These increases were partially offset by a $349,000 decrease in ORE holding cost, primarily due to a drop in required valuation adjustments.

Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although U.S. GAAP require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Nine Months Ending September 30, 2012 vs. Nine Months Ending September 30, 2011
Non-interest expense increased $4.1 million or 12.5% for the nine months ended September 30, 2012, compared to the same period of 2011. This increase was comprised of: (1) a $1.6 million increase in salaries and employee benefits, primarily due to salary increases; (2) a $1.4 million gain on deferred compensation investments during the first nine months of 2012 as compared to a loss of $808,000 during the same period in 2011; and (3) a $1.8 million increase in other non-interest expense primarily consisting of a one-time fee paid to terminate Securities Sold Under Repurchase Agreements. These increases were partially offset by: (1) a $1.1 million decrease in ORE holding costs; and (2) a $498,000 decrease in FDIC insurance premiums.

Income Taxes
The provision for income taxes increased 4.1% to $3.8 million for the third quarter of 2012. The Company’s effective tax rate was 37.7% for the third quarter of 2012 compared to 37.0% for the third quarter of 2011.

The provision for income taxes increased 10.2% to $10.5 million for the first nine months of 2012. The Company’s effective tax rate for the first nine months of 2012 was 37.2% compared to 36.4% for the same period in 2011.

The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the statutory rate of approximately 42% due primarily to benefits regarding the cash surrender value of life insurance; California enterprise zone interest income exclusion; and tax-exempt interest income on municipal securities and loans.

Current tax law causes the Company’s current taxes payable to approximate or exceed the current provision for taxes on the income statement. Three provisions have had a significant effect on the Company’s current income tax liability: (1) the restrictions on the current year deductibility of loan losses; (2) deductibility of retirement and other long-term employee benefits only when paid; and (3) the statutory deferral of deductibility of California franchise taxes on the Company’s federal return.

Financial Condition

This section discusses material changes in the Company’s balance sheet at September 30, 2012, as compared to December 31, 2011 and to September 30, 2011. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at September 30, 2012 was $532.1 million compared to $542.9 million at the end of 2011, a decrease of $10.8 million or 2.0%. At September 30, 2011, the investment portfolio totaled $484.6 million. The investment portfolio has generally increased over the past three years as deposit growth has exceeded loan growth. Additionally, the mix of the investment portfolio has changed over the past three years. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company has invested most of its available funds over the past three years in shorter term government agency & government-sponsored entity securities and shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company's total investment portfolio currently represents 28.2% of the Company’s total assets as compared to 28.3% at December 31, 2011 and 25.8% at September 30, 2011.

As of September 30, 2012 the Company held $71.8 million of municipal investments, of which $58.4 million were bank-qualified municipal bonds, all classified as held-to-maturity. The continuing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers, have increased the overall risk associated with bank-qualified municipal bonds. This situation caused the Company not to purchase any municipal bonds between late 2006 and year-end 2011. However, during the first quarter of 2012 the Company began investing in bank-qualified municipals that were rated AA or better. As of September 30, 2012 ninety-three percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the approximately seven percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Average interest bearing deposits with banks for the nine months ended September 30, 2012, was $40.2 million compared to $46.7 million for the year ended December 31, 2011, and $35.9 million for the nine months ended September 30, 2011. These balances earn interest at the Fed Funds rate, which has been 0.25% since December, 2008.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, 2012, December 31, 2011 and September 30, 2011, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

The Company's loan portfolio at September 30, 2012 totaled $1.2 billion, an increase of $32.5 million or 2.8% over September 30, 2011 and $46.9 million or 4.0% over December 31, 2011. These increases have occurred despite what has been a difficult economic environment combined with a very competitive pricing environment, and are a result of the Company’s intensified business development efforts directed toward credit-qualified borrowers. No assurances can be made that this growth in the loan portfolio will continue until the economy in the Central Valley of California improves.

The following table sets forth the distribution of the loan portfolio by type and percent as of the periods indicated.

Loan Portfolio	September 30, 2012		December 31, 2011		September 30, 2011
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$337,957	27.9%	$307,670	26.4%	$302,980	25.7%
Agricultural Real Estate	293,864	24.2%	280,139	24.0%	284,149	24.1%
Real Estate Construction	32,701	2.7%	29,607	2.5%	28,979	2.5%
Residential 1st Mortgages	137,464	11.3%	107,421	9.2%	104,130	8.8%
Home Equity Lines & Loans	43,990	3.6%	50,956	4.4%	52,451	4.4%
Agricultural	193,053	15.9%	217,227	18.6%	219,670	18.6%
Commercial	167,777	13.9%	165,089	14.2%	180,329	15.3%
Consumer & Other	5,514	0.5%	6,935	0.7%	6,879	0.6%
Total Gross Loans	1,212,320	100.0%	1,165,044	100.0%	1,179,567	100.0%
Less: Unearned Income	2,293		1,966		2,062
Subtotal	1,210,027		1,163,078		1,177,505
Less: Allowance for Loan Losses	33,604		33,017		32,963
Net Loans	$1,176,423		$1,130,061		$1,144,542

Classified Loans and Non-Performing Assets
All loans are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Loan Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans and review the credit risk grades the Company places on loans. Loans that are judged to exhibit a higher risk profile are referred to as “classified loans,” and these loans receive increased management attention. As of September 30, 2012, classified loans totaled $29.0 million compared to $42.8 million at December 31, 2011 and $44.6 million at September 30, 2011. This decline was primarily a result of $7.6 million of CRE loans being upgraded from classified to special mention and $9.7 million of CRE loans being upgraded from classified to pass during the first nine months of 2012.

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

Non-Accrual Loans - Accrual of interest on loans is generally discontinued when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Non-accrual loans totaled $5.8 million as of September 30, 2012. At December 31, 2011 and September 30, 2011, non-accrual loans totaled $4.2 million and $4.7 million, respectively. Although in Management’s opinion overall levels of non-accrual loans compare very favorably to our peers at the current time, the Company has experienced a small increase in non-accruals related to Agricultural and Agricultural Real Estate Loans. This is primarily due to profit pressures experienced by the Company’s dairy customers as feed prices increase as a result of drought conditions in many areas of the country.

Restructured Loans - A restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan on accrual. As of September 30, 2012, restructured loans on accrual totaled $1.6 million as compared to $4.7 million at December 31, 2011. This decline was primarily a result of two commercial real estate loans that totaled $3.0 million as of December 31, 2011 no longer being classified as a TDR since they were restructured at a market rate in a prior calendar year and are currently in compliance with their modified terms. Restructured loans on accrual at September 30, 2011, were $4.2 million.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the property is classified as other assets on the Company's financial statements. The Company reported $2.6 million of ORE at September 30, 2012, $2.9 million at December 31, 2011, and $3.5 million at September 30, 2011. The September 30, 2012 carrying value of $2.6 million is net of a $4.1 million reserve for ORE valuation allowance. The December 31, 2011 carrying value of $2.9 million is net of a $4.1 million reserve for ORE valuation allowance. The September 30, 2011 carrying value of $3.5 million is net of a $3.6 million reserve for ORE valuation allowance.

The following table sets forth the amount of the Company's non-performing loans (defined as non-accrual loans plus accruing loans past due 90 days or more) and ORE as of the dates indicated.

Non-Performing Assets
(in thousands)	September 30, 2012	Dec. 31, 2011	September 30, 2011
Non-Performing Loans	$5,752	$4,228	$4,664
Other Real Estate	2,553	2,924	3,513
Total Non-Performing Assets	$8,305	$7,152	$8,177
Non-Performing Loans as a % of Total Loans	0.47%	0.36%	0.40%
Restructured Loans (Performing)	$1,564	$4,710	$4,169

Although management believes that non-performing loans are generally well-secured and that potential losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $962,000, $1.6 million, and $1.7 million have been established for non-performing loans at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

Foregone interest income on non-accrual loans which would have been recognized during the period, if all such loans had been current in accordance with their original terms, totaled $167,000 for the nine months ended September 30, 2012, $385,000 for the year ended December 31, 2011, and $403,000 for the nine months ended September 30, 2011.

Except for those classified and non-performing loans discussed above, the Company’s management is not aware of any loans as of September 30, 2012, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. However, the Central Valley of California continues to be one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments. Unemployment levels remain above 15% in many areas. As a result of this combination of: (1) significant declines in real estate values over the past several years; and (2) continuing uncertainty in general economic conditions leading to increased unemployment and business failures; borrowers who up until this time have been able to keep current in their payments may experience deterioration in their overall financial condition, increasing the potential of default. See “Part I, Item 1A. Risk Factors” in the Company’s 2011 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets (loans and investments) is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at September 30, 2012 have increased $42.2 million or 2.7% compared to September 30, 2011. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor (unlimited for non-interest bearing transaction accounts); and (2) the Company’s strong financial results and position which has built F&M Bank’s reputation as one of the most safe and sound banks in its market territory.  The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 2.7% since September 30, 2011, the Company’s focus has been on increasing low cost transaction and savings accounts, which have grown at a much faster pace:

•	Demand and interest-bearing transaction accounts have increased $37.5 million or 6.6% since September 30, 2011.

•	Savings and money market accounts have increased $43.1 million or 8.7% since September 30, 2011.

•
Time deposit accounts have decreased $38.4 million or 7.4% since September 30, 2011. This decline was the continuing result of an explicit pricing strategy adopted by the Company beginning in 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term government agency & government-sponsored entity securities or overnight Fed Funds. Beginning in 2009, management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction, money market, and/or savings balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s strong deposit growth in transaction, savings and money market accounts, this time deposit decline has not presented any liquidity issues and it has enhanced the Company’s net interest margin and earnings.

The Company's deposit balances at September 30, 2012 have increased $5.3 million or 0.3% compared to December 31, 2011, due primarily to an increase interest bearing transaction deposits of 7.9%, or $17.5 million, and in savings and money market deposits of 8.6%, or $42.7 million. These increases were partially offset by: (1) decreased demand deposits in the amount of $20.0 million, or 5.1%; and (2) decreased time deposit accounts in the amount of $34.9 million or 6.7%.

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

FHLB Advances as of September 30, 2012 were $482,000 compared to $530,000 at December 31, 2011 and $546,000 at September 30, 2011. The average rate on FHLB advances during the first nine month of 2012 was 0.9% compared to 1.6% during the first nine months of 2011.

There were no amounts outstanding on the Company’s line of credit with the FRB as of September 30, 2012.

As of September 30, 2012 the Company has additional borrowing capacity of $261.3 million with the Federal Home Loan Bank and $290.2 million with the Federal Reserve Bank.  Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings. The Company had no securities sold under agreement to repurchase at September 30, 2012 and $60 million at December 31, 2011, and September 30, 2011.

On March 13, 2008, the Bank entered into a $40 million medium term repurchase agreement with Citigroup as part of the Bank’s interest rate risk management strategy. The repurchase agreement pricing rate was 3.20% with an embedded 3-year cap tied to 3 month Libor with a strike price of 3.3675%. The repurchase agreement was to mature March 13, 2013, and was secured by investments in agency pass through securities.

On May 30, 2008, the Company entered into a second $20 million medium term repurchase agreement with Citigroup. The repurchase agreement pricing rate was 4.19% with an embedded 3-year cap tied to 3 month Libor with a strike price of 3.17%. The repurchase agreement was to mature June 5, 2013, and was secured by investments in agency pass through securities.

On June 21, 2012, the Company terminated both repurchase agreements with Citigroup resulting in an early termination fee totaling $1.7 million, included in other non-interest expense. The Company determined that the time was appropriate to replace these relatively “high-cost” borrowings with short-term FHLB advances at substantially lower rates. This rate differential will positively impact the Company’s net interest margin over the next 6-9 months, the period during which the repurchase agreements were scheduled to mature.

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”). These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. Interest rates reset quarterly and were 3.24% as of September 30, 2012, 3.40% at December 31, 2011 and 3.20% at September 30, 2011. The average rate for these securities for the first nine months of 2012 was 3.39% compared to 3.18% for the first nine months of 2011.If the Company decides to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $206.3 million at September 30, 2012, $189.3 million at December 31, 2011, and $189.2 million at September 30, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of September 30, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Total Capital to Risk Weighted Assets	$225,764	15.35%	$117,649	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	$207,192	14.09%	$58,825	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	$207,192	10.87%	$76,220	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Total Capital to Risk Weighted Assets	$225,470	15.33%	$117,631	8.0%	$147,038	10.0%
Tier 1 Capital to Risk Weighted Assets	$206,900	14.07%	$58,815	4.0%	$88,223	6.0%
Tier 1 Capital to Average Assets	$206,900	10.86%	$76,182	4.0%	$95,228	5.0%

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

In 1998, the Board approved the Company’s first common stock repurchase program. This program has been extended and expanded several times since then, and most recently, on September 11, 2012, the Board of Directors approved increasing the funds available for the Company’s common stock repurchase program to $20 million over the three-year period ending September 30, 2015.

During the third quarter of 2012 the Company repurchased 1,057 shares at an average per share price of $375. The Company did not repurchase any shares in the third quarter of 2011. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20.0 million.

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

Proposed Capital Rules
On June 7, 2012, U.S. banking regulators released several draft notices of proposed rulemaking addressing industry-wide capital requirements (more commonly known as “Basel III”) and the calculation of risk weighted assets.  As currently proposed these rules would: (1) be phased in over time; and (2) be applied to all banks and bank holding companies with more than $500 million in assets.  The proposed rules which would most affect the regulatory capital requirements of the Company and the Bank include:

•	Redefining the type of capital which qualifies as regulatory capital in a more restrictive manner than current rules, including the proposed phase-out of TPS as qualifying regulatory capital,

•	Introducing a new “Common Equity Tier 1” capital measurement,

•	Establishing higher minimum levels of capital,

•	Introducing a “capital conservation buffer”,

•
Increasing the risk-weighting of certain assets and commitments, in particular construction loans, loans on nonaccrual status, loans 90 days or more past due, short-term credit commitments, and deferred tax assets, and

•	Altering the risk-weightings on residential real estate loans based on loan quality and the loan-to-value ratio determined at time of origination or subsequent restructuring or modification.

Under the proposed rules, any bank which is unable to maintain its “capital conservation buffer” will be restricted in its ability to declare dividends, repurchase shares and pay discretionary executive compensation.

Industry comments on the draft notices are required by October 22, 2012. Additionally, a bi-partisan letter has been sent to U.S. banking regulators signed by a majority of members of the U.S. Senate urging regulators to consider the impact that the proposed rules would have on “community banks” and the differences between community banks and large, complex financial institutions. We continue to monitor the development of the proposed rules and their potential impact.

Critical Accounting Policies and Estimates
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the Company’s financial statements management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These judgments govern areas such as the allowance for loan losses, the fair value of financial instruments and accounting for income taxes.

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

Off Balance Sheet Arrangements

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Commitments to Extend Credit	$335,255	$300,572	$282,737
Letters of Credit	5,600	5,087	5,424
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	1,949	416	-

These instruments involve varying degrees of credit risk, but the Company applies the same credit policies to these instruments as it does for loans included on the balance sheet. Additionally, the Company maintains an allowance for off balance sheet commitments which totaled $142,000 at September 30, 2012, December 31, 2011, and September 30, 2011. We do not anticipate any material losses as a result of these transactions.

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

Part 1 - includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with the “Receivables” topic of the FASB ASC. Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan, if one exists. Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

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

Part 2 - considers qualitative internal and external factors that may affect a loan’s collectability, is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the historical and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

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

Management believes that based upon the preceding methodology, and using information currently available, the allowance for loan losses at September 30, 2012 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would require increases in the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2012, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.03% if rates increase by 200 basis points and a decrease in net interest income of 0.57% if rates decline 100 basis points. Comparatively, at December 31, 2011, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 0.44% if rates increase by 200 basis points and a decrease in net interest income of 0.17% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2011 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $66 million and repurchase lines of $100 million with major banks.  As of September 30, 2012 the Company has additional borrowing capacity of $261.3 million with the Federal Home Loan Bank and $290.2 million with the Federal Reserve Bank.  Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At September 30, 2012, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities available-for-sale of approximately $231.0 million, which represents 12.3% of total assets.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2011 Annual Report on Form 10-K. In management’s opinion, there have been no material changes in risk factors since the filing of the 2011 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table indicates the number of shares repurchased by the Company during the third quarter of 2012.

Period	Number of Shares	Average Price per Share	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 2012	1,005	$376	-	$15,836,050
August 2012	1,057	375	1,057	15,439,675
September 2012(1)	-	-	-	20,000,000
Total	2,062	$375	1,057	$20,000,000

(1) On September 11, 2012, the Board of Directors approved increasing the funds available for the Company’s common stock repurchase program to $20 million over the three-year period ending September 30, 2015.

The above shares that were repurchased in July 2012 were not repurchased under the Stock Repurchase Program. They were purchased on the open market for the purpose of investing contributions previously made to the Equity Component of the Executive Retirement Plan. See Note 16 located in “Item 8. Financial Statements and Supplementary Data” in the Company’s 2011 Annual Report on Form 10-K for further information on the Executive Retirement Plan.

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

FARMERS & MERCHANTS BANCORP

Date: November 8, 2012	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2012	/s/ Stephen W. Haley

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