Form 10-K
period 2012-12-31
FARMERS & MERCHANTS BANCORP
filed 2013-03-13
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes  ☐ No  ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2012 (based on the last reported trade on June 29, 2012) was $292,102,000.

The number of shares of Common Stock outstanding as of February 28, 2013: 777,882

Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

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

Such factors include the following: (1) the response of federal and state regulators to changes in regional and national economic conditions; (2) the effect of the continuing recessionary-like conditions in our local markets,  including the housing market in the Central Valley of California; (3) significant changes in interest rates and prepayment speeds; (4) credit risks of lending and investment activities; (5) changes in federal and state banking laws or regulations; (6) competitive pressure in the banking industry; (7) changes in governmental fiscal or monetary policies; (8) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (9) other factors discussed in Item 1A. Risk Factors.

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

The Bank continued expansion in the Lodi market area and acquired three offices in Turlock and Hilmar in 1985. The service area was next expanded by opening a branch in Elk Grove and a third office in Modesto. The year 2002 saw the opening of the Company’s first branch in the city of Stockton. In 2003, the Bank opened its fourth office in Modesto.

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

On March 10, 1999, the Company, pursuant to a reorganization, acquired all of the voting stock of Farmers & Merchants Bank of Central California (the “Bank”). The Company is a bank holding company incorporated in the State of Delaware and registered under the Bank Holding Company Act of 1956, as amended. The Company’s outstanding securities as of December 31, 2012, consisted of 777,882 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company’s principal asset.

The Bank’s two wholly owned subsidiaries are Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Farmers & Merchants Investment Corporation is currently dormant and Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank.

F & M Bancorp, Inc. was created in March 2002 to protect the name “F & M Bank.” During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name, “F & M Bank” as part of a larger effort to enhance the Company’s image and build brand name recognition. Since 2002, the Company has converted all of its daily operating and image advertising to the “F & M Bank” name and the Company’s logo, slogan and signage were redesigned to incorporate the trade name, “F & M Bank.”

During 2003, the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I, for the sole purpose of issuing trust-preferred securities. See Note 13 located in “Item 8. Financial Statements and Supplementary Data.”

The Company’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. See “Supervision and Regulation - Dividends and Other Transfer of Funds.”

The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. See “Supervision and Regulation – Deposit Insurance.”

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is a California state-chartered non-FRB member bank subject to the regulation and examination of the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

Service Area

The Company services the mid Central Valley of California, including Sacramento, San Joaquin, Stanislaus and Merced counties, with 22 banking offices and two stand-alone ATM’s. This area encompasses:

●
Sacramento Metropolitan Statistical Area (“MSA”), with branches in Sacramento, Elk Grove and Galt. This MSA has a Population of 2.2 million and a Per Capita Income of approximately $42,000. The MSA includes significant employment in the following sectors: state and local government; agriculture; and trade, transportation and utilities. Unemployment currently stands at 10.6% and has increased 5.3% since 2007.

●
Stockton MSA, with branches in Lodi, Linden and Stockton. This MSA has a Population of 0.7 million and a Per Capita Income of approximately $33,000. The MSA includes significant employment in the following sectors: state and local government; agriculture; trade, transportation, and utilities; and education and health services. Unemployment currently stands at 15.2% and has increased 7.1% since 2007.

●
Modesto MSA, with branches in Modesto and Turlock. This MSA has a Population of 0.5 million and a Per Capita Income of approximately $33,000. The MSA includes significant employment in the following sectors: agriculture; trade, transportation and utilities; state and local government; and education and health services. Unemployment currently stands at 15.6% and has increased 6.9% since 2007.

●
Merced MSA with branches in Hilmar and Merced. This MSA has a Population of 0.3 million and a Per Capita Income of approximately $29,000. The MSA includes significant employment in the following sectors: agriculture; state and local government; and trade, transportation and utilities. Unemployment currently stands at 17.6% and has increased 7.5% since 2007.

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

The Company provides a full complement of lending products, including commercial, real estate construction, agribusiness, consumer, credit card, and real estate loans. Commercial products include term loans, lines of credit and other working capital financing and letters of credit. Financing products for individuals include automobile financing, lines of credit, residential real estate, home improvement and home equity lines of credit.

The Company also offers a wide range of specialized services designed for the needs of its commercial accounts. These services include a credit card program for merchants, collection services, account reconciliation, investment sweep, on-line account access, and electronic funds transfers by way of domestic and international wire and automated clearinghouse.

The Company makes investment products available to customers, including mutual funds and annuities. These investment products are offered through a third party, which employs investment advisors to meet with and provide investment advice to the Company’s customers.

Employees

At December 31, 2012, the Company employed 299 full time equivalent employees. The Company believes that its employee relations are satisfactory.

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

The Bank
The Bank, as a California chartered non-FRB member bank, is subject to primary supervision, periodic examination and regulation by the DFI and the FDIC. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory, or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the Bank’s charter. The DFI has many of the same remedial powers.

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $37.9 million at December 31, 2012.

The FDIC and the DFI also have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC or the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the FRB and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The DFI may impose similar limitations on the Bank. See “Prompt Corrective Regulatory Action and Other Enforcement Mechanisms” and “Capital Standards” for a discussion of these additional restrictions on capital distributions.

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

The current risk-based capital guidelines which apply to the Bank are based upon the 1988 capital accord of international Basel Committee referred to as “Basel I.” A new international accord, referred to as Basel II evolved from 2004 to 2006 out of the efforts to revise capital adequacy standards for internationally active banks.  In January 2009, the Basel Committee proposed to reconsider regulatory-capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to recent worldwide economic developments referred to as “Basel III.”

On June 7, 2012, the FRB and FDIC issued proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act (as hereinafter defined). The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, any final rule would be delayed past January 1, 2013.

Unlike previous proposed rules, the current proposed rule is applicable to all banking organizations that are currently subject to minimum capital requirements (including national banks, state member banks, state nonmember banks, state and federal savings associations, and top-tier bank holding companies domiciled in the United States not subject to the Board’s Small Bank Holding Company Policy Statement), as well as top-tier savings and loan holding companies domiciled in the United States.  Previous proposed rules were applicable to all U.S. bank holding companies with consolidated assets of $50 billion or more and any nonbank financial firms that may be designated as systemically important companies.

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes "capital" for purposes of calculating those ratios, including the proposed phase-out of trust preferred securities as qualifying regulatory capital. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a "capital conservation buffer" of 2.5% above each of the new regulatory minimum capital ratios which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. These proposed rules would also adjust the prompt corrective action categories accordingly.

The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” institution must develop a capital restoration plan. At December 31, 2012, the Bank exceeded all of the required ratios for classification as “well capitalized.” It should be noted; however, that the Bank’s capital category is determined solely for the purpose of applying the federal banking agencies’ prompt corrective action regulations and the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

Deposit Insurance
After the passage of the Dodd-Frank act, the deposits of the Bank are now insured by the FDIC up to $250,000 per insured depositor.

The Federal Deposit Insurance Reform Act of 2005 provided the FDIC Board of Directors the authority to set the designated reserve ratio for the Deposit Insurance Fund (“DIF”) between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%.

Through the later part of 2008 and into 2009 the number of bank failures began to rise significantly. This placed considerable strain on the DIF. As a result, on September 29, 2009 the FDIC adopted an Amended Restoration Plan to allow the DIF to return to a ratio of 1.15% within eight years. The FDIC also adopted  risk-based assessment rates beginning in January of 2011. On November 12, 2009 the FDIC also adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009, except for those institutions where the FDIC grants an exemption. The prepaid assessment was collected December 30, 2009, and resulted in a prepayment by the Bank of $7,258,000. Since December 2009, the Company has expensed $3,931,000 of this prepaid assessment. The remaining balance of the prepaid assessment was $3,327,000 at December 31, 2012.

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

The Bank’s FDIC premiums were $968,000 in 2012 compared to $1.5 million in 2011. Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

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

The Sarbanes-Oxley Act of 2002(Sarbanes-Oxley Act)
This legislation addresses certain accounting oversight and corporate governance matters, including but not limited to:

●	required executive certification of financial presentations;

●	increased requirements for board audit committees and their members;

●	enhanced disclosure of controls and procedures and internal control over financial reporting;

●	enhanced controls over, and reporting of, insider trading; and

●	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

As a public reporting company, the Company is subject to the requirements of this legislation and related rules and regulations issued by the Securities and Exchange Commission (the “SEC”). Compliance with the Sarbanes-Oxley Act did not have a material impact upon its business. However, other non-interest expense items, including professional expenses and other costs related to compliance with the reporting requirements of the securities laws have significantly increased and can be expected to continue to increase.

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

Emergency Economic Stabilization Act
In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act (“EESA”) was signed into law on October 3, 2008, which among other things: (1) temporarily increased FDIC insurance coverage from $100,000 to $250,000 through December 31, 2009 (subsequently made permanent with the passage of the Dodd-Frank Act); and (2) established the Troubled Asset Relief Program (“TARP”). As part of TARP, the United States Department of the Treasury (“Treasury”) established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the FRB, Congress, and the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA.

The Company decided not to participate in the TARP CPP.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act)
On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform, Dodd-Frank Act, that implements significant changes to the regulation of the financial services industry, including provisions that, among other things:

●
Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts.

●	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies.

●
Require the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.

●	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.

●	Implement corporate governance revisions, including executive compensation and proxy access by stockholders.

●
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

●
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

An investment in our common stock is subject to risks inherent in our business. The material risks and uncertainties that management believes may affect our business are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this 10-K Report. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This 10-K Report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Associated With Our Business

Continuing Difficult Economic Conditions In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses - While the national economy and the economy of other portions of California have experienced recent improvements, the Central Valley of California, the Company’s primary market area, continues to experience difficult economic and market conditions. This has been reflected in: (1) public sector financial stress, both at the local and statewide level (See “Item 1. Business – Service Area” - the State of California, a large employer in one of the Company’s market territories is experiencing a budget crisis that has yet to be fully solved); and (2) significant private sector business failures and job losses.

Our retail and commercial banking operations are concentrated primarily in Sacramento, San Joaquin, Stanislaus and Merced Counties. See “Item 1. Business – Service Area.” As a result of this geographic concentration, our results of operations depend largely upon economic conditions in these areas and these areas continue to experience a significant deterioration in real estate values, foreclosures, and high unemployment and under-employment.   A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. This risk increases when the economy is weak as it is presently in our local areas. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures; however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2013 and Beyond.”

Additionally, despite the stability of our earnings over the last several years, economic uncertainties may continue for the foreseeable future and the full extent of the repercussions on our local economies in general and our business in particular are not fully known at this time. Such events may have a negative effect on: (i) our ability to service our existing customers and attract new customers; (ii) the ability of our borrowers to operate their business as successfully as in the past; (iii) the financial security and net worth of our customers; and (iv) the ability of our customers to repay their loans with us in accordance with the terms thereof.

Nonperforming Assets Take Significant Time To Resolve And Adversely Affect Our Company’s Results Of Operations And Financial Condition - Nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve in our local markets, we expect to continue to incur losses relating to non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. While we have reduced our problem assets through workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which can be detrimental to the performance of other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future.

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

We Are Dependent On Real Estate And Further Downturns In The Real Estate Market Could Hurt Our Business - Although our regulators have determined that we do not have significant CRE concentration risk, a significant portion of our loan portfolio is dependent on real estate. See “Item 1. Business – Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms.” At December 31, 2012, real estate served as the principal source of collateral with respect to approximately 73% of our loan outstandings and 22% of loans outstanding were secured by production agricultural properties. Continuing stresses in current economic conditions in our local markets or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

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

Our Business Is Subject To Interest Rate Risk And Changes In Interest Rates May Adversely Affect Our Performance And Financial Condition - Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as the net interest  margin.  Like many financial institutions, our net interest margin has been declining.  We expect that continued low interest rates and aggressive competitor pricing strategies will continue to push net interest margin lower in 2013.

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

Continuing low levels of market interest rates could adversely affect our earnings. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine, in large part, the cost of funds for lending and investing and the yield earned on those loans and investments, both of which impact the Company’s net interest margin. Beginning in September 2007 the FRB implemented a series of rate reductions in response to the current state of the national economy and housing market as well as the volatility of financial markets. Rates have remained low ever since, and show no signs of significantly increasing in the near future. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, and prepaying their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our CRE and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan demand available in our market. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2013 and Beyond.”

Failure To Successfully Execute Our Strategy Could Adversely Affect Our Performance - Our financial performance and profitability depends on our ability to execute our corporate growth strategy. Continued growth however, may present operating and other problems that could adversely affect our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced. Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as the:

●	inability to maintain or increase net interest margin;

●	inability to control non-interest expense, including, but not limited to, rising employee and healthcare costs and the costs of regulatory compliance;

●	inability to maintain or increase non-interest income; and

●	continuing ability to expand through de novo branching or otherwise.

Our Financial Results Can Be Impacted By The Seasonality Of Our Agricultural Business And The Risks Related Thereto - The Company’s service areas can be significantly impacted by the seasonal and cyclical operations of the agricultural industry. As a result, the Company’s financial results can be influenced by the banking needs of its agricultural customers (e.g., generally speaking during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and the planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold). Additionally, although the Company’s loan portfolio is believed to be well diversified, at various times during 2012 approximately 37% of the Company’s loan balances were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, walnuts, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

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

Many of our competitors offer products and services that we do not offer, and many have substantially greater resources, such as greater capital resources and more access to longer term, lower cost funding sources. Many also have greater name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our larger competitors generally have easier access to capital, and often on better terms. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured state-chartered banks, national banks and federal savings institutions. As a result, these non bank competitors have certain advantages over us in accessing funding and in providing various services.   Other competitors are subject to similar regulation but have the advantages of larger established customer bases, higher lending limits, extensive branch networks, numerous automated teller machines, greater advertising and marketing budgets or other factors. Some of our competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and specialty finance companies.

Deposit Insurance Assessments Could Increase At Any Time, Which Will Adversely Affect Profits - FDIC deposit insurance expense for the years 2012, 2011, and 2010 was $968,000, $1.5 million, and $2.3 million, respectively. The FDIC has recently changed its methodology for calculating deposit premiums, See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” While FDIC deposit insurance assessments decreased in 2012, they remain well above the pre-recession level of $144,000 the Company paid in 2007, and additional increases could take place at any time due to continuing strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures. Any increases could have adverse effects on the operating expenses and results of operations of the Company.

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

Risks Associated With Our Industry

We Are Subject To Government Regulation That Could Limit Or Restrict Our Activities, Which In Turn Could Adversely Impact Our Financial Performance - The financial services industry is regulated extensively and we are subject to examination, supervision and comprehensive regulations by various regulatory agencies.  Federal and state regulations are designed primarily to protect the deposit insurance funds and consumers, and not to benefit our stockholders. These regulations can sometimes impose significant limitations on our operations and increase our cost of doing business.

Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects economic conditions for us.

Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, banks and other financial institutions and companies that control such institutions are frequently raised in the U.S. Congress, the California legislature and before bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes, including  the Dodd-Frank Act, might have on us or the Bank are impossible to determine. Similarly, proposals to change the accounting treatment applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other appropriate authorities. The likelihood and impact of any additional future changes in law or regulation and the impact such changes might have on us or the Bank are impossible to determine at this time.

Risks Associated With Our Stock

Our Stock Trades Less Frequently Than Others - The Company’s common stock is not widely held or listed on any exchange. However, trades may be reported on the OTC Bulletin Board under the symbol "FMCB." Management is aware that there are private transactions in the Company’s common stock. However, the limited trading market for the Company’s common stock may make it difficult for stockholders to dispose of their shares.

Our Stock Price Is Affected By A Variety Of Factors - Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things:

●	actual or anticipated variations in quarterly results of operations;

●	operating and stock price performance of other companies that investors deem comparable to our Company;

●	news reports relating to trends, concerns and other issues in the financial services industry;

●	available investment liquidity in our market area since our stock is not listed on any exchange; and

●	Perceptions in the marketplace regarding our Company and/or its competitors.

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

Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in twenty-two branch locations in the Company's service area. Of the twenty-two branches, sixteen are owned and six are leased. The expiration of these leases occurs between the years 2013 and 2017. See Note 19 located in “Item 8. Financial Statements and Supplementary Data.”

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

The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades may be reported on the OTC Bulletin Board under the symbol “FMCB.” Additionally, management is aware that there are private transactions in the Company’s common stock.

The following table summarizes the actual high, low, and close sale prices for the Company's common stock since the first quarter of 2011. These figures are based on activity posted on the OTC Bulletin Board and on private transactions between individual stockholders that are reported to the Company.

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2012	Fourth quarter	$405	$355	$405	$6.20
	Third quarter	375	355	375	-
	Second quarter	400	350	375	5.90
	First quarter	400	342	350	-

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2011	Fourth quarter	$400	$345	$400	$6.10
	Third quarter	425	360	375	-
	Second quarter	410	383	410	5.65
	First quarter	425	400	400	-

As of January 31, 2013, there were approximately 1,480 stockholders of record of the Company’s common stock.

The Company and, before the Company was formed, the Bank, have paid cash dividends for the past 78 consecutive years. There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank under state and federal laws. See “Item 1. Business – Supervision and Regulation.”

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

There were no shares repurchased by the Company during the fourth quarter of 2012. The approximate dollar value of shares that may yet be purchased under the program is $20 million.

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

Performance Graphs

The following graph compares the Company’s cumulative total stockholder return on common stock from December 31, 2007 to December 31, 2012 to that of: (i) the Morningstar Banks Index - Regional (US) Industry Group; and (ii) the cumulative total return of the New York Stock Exchange market index. The graph assumes an initial investment of $100 on December 31, 2007 and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTC Bulletin Board and on private transactions between individual stockholders that are reported to the Company. This data was furnished by Zacks SEC Compliance Services Group.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933.

Item 6.	Selected Financial Data

Farmers & Merchants Bancorp
Five Year Financial Summary of Operations
(in thousands except per share data)

Summary of Income:	2012	2011	2010	2009	2008
Total Interest Income	$78,491	$82,354	$84,461	$91,314	$93,208
Total Interest Expense	5,140	7,974	9,685	16,331	24,784
Net Interest Income	73,351	74,380	74,776	74,983	68,424
Provision for Loan Losses	1,850	6,775	14,735	15,420	7,998
Net Interest Income After Provision for Loan Losses	71,501	67,605	60,041	59,563	60,426
Total Non-Interest Income	14,110	12,274	17,185	18,194	16,064
Total Non-Interest Expense	48,277	45,028	43,939	46,429	40,103
Income Before Income Taxes	37,334	34,851	33,287	31,328	36,387
Provision for Income Taxes	13,985	12,642	12,169	11,315	13,597
Net Income	$23,349	$22,209	$21,118	$20,013	$22,790
Balance Sheet Data:
Total Assets	$1,974,686	$1,919,684	$1,841,491	$1,781,014	$1,684,437
Loans	1,246,902	1,163,078	1,176,002	1,212,718	1,177,364
Allowance for Loan Losses	34,217	33,017	32,261	29,813	20,034
Investment Securities	486,383	542,912	493,581	435,166	363,729
Deposits	1,722,026	1,626,197	1,566,503	1,498,124	1,432,702
Federal Home Loan Bank Advances	-	530	591	20,149	703
Shareholders' Equity	205,033	189,346	173,241	164,727	156,545

Selected Ratios:
Return on Average Assets	1.22%	1.19%	1.19%	1.15%	1.44%
Return on Average Equity	11.62%	12.10%	12.25%	12.33%	15.23%
Dividend Payout Ratio	40.34%	41.24%	41.93%	42.95%	36.99%
Average Loans to Average Deposits	72.02%	74.48%	79.03%	80.12%	84.16%
Average Equity to Average Assets	10.45%	9.85%	9.74%	9.34%	9.46%
Period-end Shareholders' Equity to Total Assets	10.38%	9.86%	9.41%	9.25%	9.29%

Per Share Data:
Net Income (1)	$29.99	$28.49	$27.05	$25.57	$28.69
Cash Dividends Per Share	$12.10	$11.75	$11.35	$11.00	$10.65

(1)	Based on the weighted average number of shares outstanding of 778,648, 779,424, 780,619, 782,754, and 794,239 for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Five-Year Period: 2008 through 2012
Through much of 2007 the economy in our primary service area was strong, the stock market rising and individuals and businesses doing well. Then in October 2007 the financial markets started what would become a major adjustment and an economic recession began that continues even today in the Central Valley of California. The Central Valley has been one of the hardest hit areas in the country during this recession. Housing prices in many areas declined as much as 60% and the economic stress eventually spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in many areas.

Despite this difficult economic environment, in management’s opinion, the Company’s operating performance over the past five years has been exceptionally strong.

(in thousands, except per share data)
Financial Performance Indicator	2012	2011	2010	2009	2008

Net Income	$23,349	$22,209	$21,118	$20,013	$22,790

Total Assets	$1,974,686	$1,919,684	$1,841,491	$1,781,014	$1,684,437
Total Loans	$1,246,902	$1,163,078	$1,176,002	$1,212,718	$1,177,364
Total Deposits	$1,722,026	$1,626,197	$1,566,503	$1,498,124	$1,432,702
Total Shareholders’ Equity	$205,033	$189,346	$173,241	$164,727	$156,545
Total Consolidated Risk-Based Capital Ratio	14.96%	14.86%	13.82%	12.48%	12.59%

Non-Performing Loans as a % of Total Loans	0.74%	0.36%	0.45%	0.76%	0.45%
Substandard Loans as a % of Total Loans	1.72%	3.67%	3.40%	5.17%	3.01%
Net Charge-Offs to Average Loans	0.05%	0.51%	1.04%	0.48%	0.57%
Loan Loss Allowance as a % of Total Loans	2.74%	2.83%	2.74%	2.45%	1.70%

Return on Average Assets	1.22%	1.19%	1.19%	1.15%	1.44%
Return on Average Equity	11.62%	12.10%	12.25%	12.33%	15.23%
Basic Earnings Per Common Share	$29.99	$28.49	$27.05	$25.57	$28.69
Cash Dividends Per Share	$12.10	$11.75	$11.35	$11.00	$10.65
Cash Dividends Declared	$9,418	$9,158	$8,855	$8,596	$8,430
# Shares Repurchased During Year	1,542	-	1,520	6,016	13,152
Average Share Price of Repurchased Shares	$373	$-	$400	$387	$449
High Stock Price – Fourth Quarter	$405	$400	$425	$425	$450
Low Stock Price – Fourth Quarter	$355	$345	$400	$325	$385
Closing Stock Price – Fourth Quarter	$405	$400	$415	$380	$420

Although the Company was not entirely immune to the pressures that a struggling economy brought to bear, management believes that the Company’s performance compared very favorably to its peer banks during the five-year period ending December 31, 2012:

●	Net income totaled $109.5 million and never dropped below $20.0 million in any single year.

●	Return on Average Assets never dropped below 1.15% in any single year.

●	Total assets increased 29.9% to $1.97 billion.

●	Total loans increased 9.3% to $1.25 billion.

●	Total deposits increased 31.4% to $1.72 billion.

More recently:

●
In 2012, the Company earned $23.3 million for a return on average assets of 1.22%, and our return on average assets averaged 1.24% over the five-year period. Importantly, these strong results were generated at the same time the Company increased its loan loss allowance by $15.7 million, to $34.2 million or 2.74% of total loans.

●
In 2012, the Company increased its cash dividend per share by 3.0% over 2011 levels, and our strong financial performance allowed us to increase dividends every year during this five-year period, even as many banks eliminated or significantly reduced their dividends.

●
The Company’s total risk based capital ratio was 14.96% at December 31, 2012, and the Bank achieved the highest regulatory classification of “well capitalized” in each of the five years. See “Financial Condition – Capital.”

●
Despite economic conditions in the Company’s local markets, the Company’s asset quality remains very strong compared to peer banks at the present time, when measured by: (1) net charge-offs of 0.52% of average loans during this five-year period; and (2) substandard loans totaling 1.72% of total loans at December 31, 2012. See “Results of Operations – Provision and Allowance for Loan Losses” and “Financial Condition – Classified Loans and Non-Performing Assets.”

As a result of this strong earnings performance, capital position, and asset quality, stockholders have benefited well in excess of overall bank and bank holding company stock market returns over the past five years:

●	Cash dividends per share have increased 24.7% since 2007, and totaled $56.85 per share over the five-year period.

●
The total return on the Company’s stock over the past five years compares very favorably to overall stock market returns of other banks and bank holding companies. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Security - Performance Graphs.”

●	The Company did not dilute existing common stockholders by participating in the Federal Government’s 2008 TARP Capital Purchase Program.

Looking Forward: 2013 and Beyond

In management’s opinion, the following key issues will influence the financial results of the Company in 2013 and future years:

●
The Company’s earnings are heavily dependent on its net interest margin, which is sensitive to such factors as: (1) market interest rates; (2) the mix of our earning assets and interest bearing liabilities; and (3) competitor pricing strategies.

-	During the third quarter of 2007, the FRB began dropping short-term market rates. Market rates remain low, and the FRB continues to imply that they expect them to remain that way well into 2014.
-
Deposit growth continues to outstrip loan growth, and the Company’s loan-to-deposit ratio has dropped every year since 2008. This results in an increasing percentage of our earning assets being placed into lower yielding investment securities, interest bearing deposits with banks, and Federal Funds Sold.

-	Aggressive competitor pricing for both loans and deposits has often required the Company to respond in order to retain key customers.

The combination of these factors has caused the Company’s net interest margin to decline from 4.89% in the second quarter of 2007 to 4.23% in the fourth quarter of 2012.  The Company expects all of these factors to continue to push the net interest margin lower in 2013.  See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

●
The Company’s results can be significantly influenced by changes in the credit quality of its borrowers. Substandard loans totaled $21.5 million or 1.72% of total loans at December 31, 2012 vs. $42.8 million or 3.67% of total loans at December 31, 2011, and a peak of $62.8 million or 5.17% of total loans at December 31, 2009. Management believes, based on information currently available, that these levels are adequately covered by the Company’s $34.2 million allowance for loan losses as of December 31, 2012. See “Results of Operations - Provision and Allowance for Loan Losses” and “Financial Condition – Classified Loans and Non-Performing Assets.” The Company’s provision for loan losses was $1.9 million in 2012, a significant decrease from $6.8 million in 2011 and $14.7 million in 2010, but still remains above the pre-recession levels of $1.5 million in 2007. Given the continued recessing economy in the Central Valley of California, many of the Company’s borrowers continue to feel the impact of the recession. See “Item 1A. Risk Factors.”

●
FDIC deposit insurance expense for the years 2012, 2011, and 2010 was $968,000, $1.5 million, and $2.3 million, respectively. The FDIC has recently changed its methodology for calculating deposit premiums. See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” While FDIC deposit insurance assessments decreased in 2012, they remain well above the pre-recession level of $144,000 the Company paid in 2007, and additional increases could take place at any time due to continuing strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures. Any increases could have adverse effects on the operating expenses and results of operations of the Company.

●
Congress and the Obama Administration are continuing to implement broad changes to the regulation of consumer financial products and the financial services industry as a whole. These changes could significantly affect the Company’s product offerings, pricing and profitability in areas such as debit and credit cards, home mortgages and deposit service charges.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ performance during each of the years in the three-year period ended December 31, 2012, and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying financial statements.

Net Interest Income/Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the years ending 2012, 2011, and 2010. Average balance amounts for assets and liabilities are the computed average of daily balances.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2012
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$43,351	$110	0.25%
Investment Securities:
Government Agency & Government-Sponsored Entities	56,396	577	1.02%
Municipals - Non-Taxable	70,432	4,047	5.75%
Mortgage Backed Securities	399,121	9,182	2.30%
Other	15,358	182	1.19%
Total Investment Securities	541,307	13,988	2.58%

Loans
Real Estate	767,555	44,329	5.78%
Home Equity	46,405	2,656	5.72%
Agricultural	200,040	9,888	4.94%
Commercial	163,089	8,455	5.18%
Consumer	5,820	456	7.84%
Other	237	13	5.49%
Total Loans	1,183,146	65,797	5.56%
Total Earning Assets	1,767,804	$79,895	4.52%

Unrealized Gain on Securities Available-for-Sale	12,116
Allowance for Loan Losses	(33,248)
Cash and Due From Banks	33,941
All Other Assets	140,998
Total Assets	$1,921,611

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$231,813	$167	0.07%
Savings and Money Market	540,063	1,281	0.24%
Time Deposits	496,327	2,291	0.46%
Total Interest Bearing Deposits	1,268,203	3,739	0.29%
Securities Sold Under Agreement to Repurchase	28,197	1,018	3.61%
Other Borrowed Funds	3,698	36	0.97%
Subordinated Debt	10,310	347	3.37%
Total Interest Bearing Liabilities	1,310,408	$5,140	0.39%
Interest Rate Spread			4.13%
Demand Deposits	374,677
All Other Liabilities	35,631
Total Liabilities	1,720,716
Shareholders' Equity	200,895
Total Liabilities & Shareholders' Equity	$1,921,611
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.10%
Net Interest Income and Margin on Total Earning Assets		74,755	4.23%
Tax Equivalent Adjustment		(1,404)
Net Interest Income		$73,351	4.15%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $3.1 million for the year ended December 31, 2012. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2011
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$46,694	$117	0.25%
Investment Securities:
Government Agency & Government-Sponsored Entities	201,666	2,292	1.14%
Municipals - Non-Taxable	66,142	3,920	5.93%
Mortgage Backed Securities	230,993	7,167	3.10%
Other	2,593	31	1.20%
Total Investment Securities	501,394	13,410	2.67%

Loans
Real Estate	720,402	45,146	6.27%
Home Equity	54,964	3,198	5.82%
Agricultural	215,001	12,013	5.59%
Commercial	173,837	9,345	5.38%
Consumer	7,338	465	6.34%
Other	243	13	5.35%
Total Loans	1,171,785	70,180	5.99%
Total Earning Assets	1,719,873	$83,707	4.87%

Unrealized Gain on Securities Available-for-Sale	5,172
Allowance for Loan Losses	(32,651)
Cash and Due From Banks	30,808
All Other Assets	140,902
Total Assets	$1,864,104

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$206,572	$249	0.12%
Savings and Money Market	488,540	1,586	0.32%
Time Deposits	543,547	3,627	0.67%
Total Interest Bearing Deposits	1,238,659	5,462	0.44%
Securities Sold Under Agreement to Repurchase	60,000	2,148	3.58%
Other Borrowed Funds	1,816	33	1.82%
Subordinated Debt	10,310	330	3.20%
Total Interest Bearing Liabilities	1,310,785	$7,973	0.61%
Interest Rate Spread			4.26%
Demand Deposits	334,698
All Other Liabilities	35,085
Total Liabilities	1,680,568
Shareholders' Equity	183,536
Total Liabilities & Shareholders' Equity	$1,864,104
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.14%
Net Interest Income and Margin on Total Earning Assets		75,734	4.40%
Tax Equivalent Adjustment		(1,354)
Net Interest Income		$74,380	4.32%
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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2010
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$37,909	$91	0.24%
Investment Securities:
Government Agency & Government-Sponsored Entities	179,442	2,438	1.36%
Municipals - Non-Taxable	70,403	4,202	5.97%
Mortgage Backed Securities	156,162	6,456	4.13%
Other	6,142	76	1.24%
Total Investment Securities	412,149	13,172	3.20%

Real Estate	716,558	45,438	6.34%
Home Equity	63,025	3,711	5.89%
Agricultural	214,614	12,827	5.98%
Commercial	175,991	10,184	5.79%
Consumer	9,277	469	5.06%
Other	249	14	5.62%
Total Loans	1,179,714	72,643	6.16%
Total Earning Assets	1,629,772	$85,906	5.27%

Unrealized Gain on Securities Available-for-Sale	7,572
Allowance for Loan Losses	(32,133)
Cash and Due From Banks	29,950
All Other Assets	133,582
Total Assets	$1,768,743

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$174,741	$222	0.13%
Savings and Money Market	441,289	1,954	0.44%
Time Deposits	575,516	4,992	0.87%
Total Interest Bearing Deposits	1,191,546	7,168	0.60%
Securities Sold Under Agreement to Repurchase	60,000	2,148	3.58%
Other Borrowed Funds	1,223	36	2.94%
Subordinated Debt	10,310	333	3.23%
Total Interest Bearing Liabilities	1,263,079	$9,685	0.77%
Interest Rate Spread			4.50%
Demand Deposits	301,250
All Other Liabilities	32,082
Total Liabilities	1,596,411
Shareholders' Equity	172,332
Total Liabilities & Shareholders' Equity	$1,768,743
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.17%
Net Interest Income and Margin on Total Earning Assets		76,221	4.68%
Tax Equivalent Adjustment		(1,445)
Net Interest Income		$74,776	4.59%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.1 million for the year ended December 31, 2010. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Interest and Rates on a Taxable Equivalent Basis)	2012 versus 2011
(in thousands)	Amount of Increase
	(Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$(8)	$1	$(7)

Investment Securities:
Government Agency & Government-Sponsored Entities	(1,506)	(208)	(1,714)
Municipals - Non-Taxable	249	(123)	126
Mortgage Backed Securities	4,221	(2,206)	2,015
Other	151	-	151
Total Investment Securities	3,115	(2,537)	578

Loans:
Real Estate	2,849	(3,666)	(817)
Home Equity	(491)	(51)	(542)
Agricultural	(800)	(1,325)	(2,125)
Commercial	(565)	(325)	(890)
Consumer	(107)	98	(9)
Total Loans	886	(5,269)	(4,383)
Total Earning Assets	3,993	(7,805)	(3,812)

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	27	(109)	(82)
Savings and Money Market	154	(459)	(305)
Time Deposits	(294)	(1,042)	(1,336)
Total Interest Bearing Deposits	(113)	(1,610)	(1,723)
Securities Sold Under Agreement to Repurchase	(1,148)	18	(1,130)
Other Borrowed Funds	23	(20)	3
Subordinated Debt	-	17	17
Total Interest Bearing Liabilities	(1,238)	(1,595)	(2,833)
Total Change	$5,231	$(6,210)	$(979)
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Interest and Rates on a Taxable Equivalent Basis)	2011 versus 2010
(in thousands)	Amount of Increase
	(Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$22	$4	$26

Investment Securities:
Government Agency & Government-Sponsored Entities	281	(427)	(146)
Municipals - Non-Taxable	(253)	(29)	(282)
Mortgage Backed Securities	2,586	(1,875)	711
Other	(42)	(3)	(45)
Total Investment Securities	2,572	(2,334)	238

Loans:
Real Estate	243	(535)	(292)
Home Equity	(469)	(44)	(513)
Agricultural	23	(837)	(814)
Commercial	(124)	(715)	(839)
Consumer	(109)	105	(4)
Other	-	(1)	(1)
Total Loans	(436)	(2,027)	(2,463)
Total Earning Assets	2,158	(4,357)	(2,199)

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	38	(11)	27
Savings and Money Market	193	(561)	(368)
Time Deposits	(265)	(1,100)	(1,365)
Total Interest Bearing Deposits	(34)	(1,672)	(1,706)
Other Borrowed Funds	14	(17)	(3)
Subordinated Debt	-	(3)	(3)
Total Interest Bearing Liabilities	(20)	(1,692)	(1,712)
Total Change	$2,178	$(2,665)	$(487)
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

2012 Compared to 2011
Net interest income decreased 1.4% to $73.4 million during 2012. On a fully tax equivalent basis, net interest income decreased 1.3% and totaled $74.8 million during 2012 compared to $75.7 million for 2011. As more fully discussed below, the decrease in net interest income was primarily due to a decrease in the net interest margin, offset somewhat by growth in average earning assets.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2012, the Company’s net interest margin was 4.23% compared to 4.40% in 2011. This decrease in net interest margin was due primarily to: (1) a decline in the mix of loans as a percentage of total earning assets; and (2) declining yields on earning assets that exceeded a corresponding drop in funding costs.

Average loans totaled $1.2 billion for the year ended December 31, 2012, an increase of  $11.4 million compared to the year ended December 31, 2011. Loans decreased from 68.1% of average earning assets during 2011 to 66.9% in 2012. As a result of the impact of decreases in market interest rates from mid-September 2007 through December 2008, and the continuing low rate environment since then, the year-to-date yield on the loan portfolio declined to 5.56% for the year ended December 31, 2012, compared to 5.99% for the year ended December 31, 2011. This lower yield offset the impact of an increase in average loan balances resulting in interest revenue from loans decreasing 6.3% to $65.8 million for 2012. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Historically, the Company invested primarily in: (1) mortgage-backed securities issued by government-sponsored entities; (2) debt securities issued by government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, during 2012, the Company began to selectively add corporate securities to the portfolio. Since the risk factor for these types of investments is generally lower than that of loans, the yield earned on investments is generally less than that of loans. Importantly, the Company never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC,” securities that caused many banks to incur losses in recent years.

Average investment securities increased $39.9 million in 2012 compared to the average balance during 2011. As a result, tax equivalent interest income on securities increased $578,000 to $14.0 million for the year ended December 31, 2012, compared to $13.4 million for the year ended December 31, 2011. The average yield, on a tax equivalent basis, in the investment portfolio was 2.6% in 2012 compared to 2.7% in 2011. This decrease in yield was caused by a significant decline in the yield on the Company’s mortgage-backed securities portfolio due to: (1) a shift in mix from 30 year MBS to 10, 15 and 20 year MBS; (2) a decline in overall mortgage rates; and (3) increased prepayment speeds on MBS purchased at a premium requiring those premiums to be amortized over a shorter period. This decline was partially offset by a shift in mix from short-term government agencies securities into mortgage-back securities and corporate securities See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2012.  Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest bearing deposits with banks consisted of: (1) $149,000 in Community Reinvestment Act (‘CRA’) qualified CD’s with various banks; and (2) $43.2 million in FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB account, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during 2012 and 2011. These balances earn interest at the Fed Funds rate, which has been 0.25% since December, 2008.  Total average interest bearing deposits with banks for the year ended December 31, 2012 was $43.4 million, a decrease of $3.3 million from the average balance for the year ended December 31, 2011. The Company had no Federal Funds Sold during 2012 or 2011.

Average interest-bearing liabilities decreased $377,000 or 0.03% during the twelve months ended December 31, 2012. Of that decrease: (1) interest-bearing deposits increased $29.5 million; (2) FHLB Advances increased $1.9 million; and (3) securities sold under agreement to repurchase and subordinated debt decreased $31.8 million.

The $29.5 million increase in average interest-bearing deposits was primarily in lower cost interest bearing DDA, and savings and money market deposits, which increased $76.7 million since 2011, as higher cost time deposits decreased by $47.2 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $3.7 million for 2012 as compared to $5.5 million for 2011. The average rate paid on interest-bearing deposits was 0.29% in 2012 and 0.44% in 2011. Since most of the Company’s interest bearing deposits are priced off of short-term market rates, the Company is benefiting from the impact of these lower market rates. The Company anticipates that future declines in deposit rates, if any, will be much more modest. See “Overview – Looking Forward: 2013 and Beyond” for a discussion of factors impacting the Company’s future deposit rates and their impact on net interest margin.

Section 627 of the Dodd-Frank Act repealed Regulation Q effective July 21, 2011, thereby eliminating the prohibition on the payment of interest on demand deposits.  Given the historically low rate environment since then, this change has not had any material impact on the Company; however, when rates begin to rise, the impact on the Company’s future cost of deposits, particularly business checking accounts, cannot yet be determined.

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

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2011, the Company’s net interest margin was 4.40% compared to 4.68% in 2010. This decrease in net interest margin was due primarily to a decrease in loans as a percentage of total earning assets combined with lower yields on earning assets.

Average loans totaled $1.2 billion for the year ended December 31, 2011, an increase of  $7.9 million compared to the year ended December 31, 2010. Loans decreased from 72.4% of average earning assets during 2010 to 68.1% in 2011. As a result of the impact of decreases in market interest rates from mid-September 2007 through December 2008, and the continuing low rate environment since then, the year-to-date yield on the loan portfolio declined to 5.99% for the year ended December 31, 2011, compared to 6.16% for the year ended December 31, 2010. The decrease in loan balances combined with the lower yield resulted in interest revenue from loans decreasing 3.4% to $70.2 million for 2011. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan yields and net interest margin.

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

Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently known facts, conditions and values, highly questionable or improbable.

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

The Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas declined as much as 60% and the economic stress eventually spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in many areas. Accordingly, over the past several years, management and the Board of Directors have increased the Company’s loan loss allowance and as of December 31, 2012, the balance was $34.2 million or 2.74% of total loans. This represents a $1.2 million or 3.6% increase over December 31, 2011. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of December 31, 2012, compare very favorably to our peers at the present time, no significant recovery has yet begun in our local markets and this has resulted in continuing borrower stress.

The provision for loan losses totaled $1.9 million in 2012 compared to $6.8 million in 2011 and $14.7 million in 2010. Net charge-offs during 2012 were $650,000 compared to $6.0 million in 2011 and $12.3 million in 2010. Net charge-offs represented 0.05% of average loans during 2012, a level that in management’s opinion compares very favorably to the Company’s peers at the present time. The reduction in the provision over the prior two years reflects management’s assessment of the overall adequacy of the allowance as well as the reduction in net charge offs in 2012 compared to 2011 and 2010. See “Overview – Looking Forward: 2013 and Beyond,” “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk.” The following tables summarize the activity and the allocation of the allowance for losses for the years indicated. (in thousands)

	2012	2011	2010	2009	2008
Allowance for Loan Losses Beginning of Year	$33,017	$32,261	$29,813	$20,034	$18,483
Provision Charged to Expense	1,850	6,775	14,735	15,420	7,998
Charge Offs:
Commercial Real Estate	-	25	1,629	-	-
Agricultural Real Estate	-	384	559	-	-
Real Estate Construction	-	-	4,095	641	4,648
Residential 1st Mortgages	152	449	759	749	192
Home Equity Lines and Loans	259	751	310	391	-
Agricultural	294	3,559	916	123	209
Commercial	198	788	4,143	3,868	1,405
Consumer & Other	145	190	112	159	323
Total Charge Offs	1,048	6,146	12,523	5,931	6,777
Recoveries:
Commercial Real Estate	-	-	-	-	-
Agricultural Real Estate	90	18	2	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	53	4	7	3	-
Home Equity Lines and Loans	14	13	-	1	-
Agricultural	61	10	68	50	60
Commercial	117	21	92	104	143
Consumer & Other	63	61	67	132	127
Total Recoveries	398	127	236	290	330
Net Charge-Offs	(650)	(6,019)	(12,287)	(5,641)	(6,447)
Total Allowance for Loan Losses	$34,217	$33,017	$32,261	$29,813	$20,034
Ratios:
Allowance for Loan Losses to:
Total Loans at Year End	2.74%	2.83%	2.74%	2.45%	1.70%
Average Loans	2.89%	2.82%	2.73%	2.52%	1.77%
Consolidated Net Charge-Offs to:
Loans at Year End	0.05%	0.52%	1.04%	0.46%	0.55%
Average Loans	0.05%	0.51%	1.04%	0.48%	0.57%

December 31, 2012	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2012	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$614	$33,017
Charge-Offs	-	-	-	(152)	(259)	(294)	(198)	(145)	-	(1,048)
Recoveries	-	90	-	53	14	61	117	63	-	398
Provision	641	204	(947)	67	(266)	2,543	(689)	57	240	1,850
Ending Balance- December 31, 2012	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$854	$34,217

The provision of $2.5 million in Agricultural loans was primarily a result of the impact that drought conditions in many areas of the country are having on the feed prices of our dairy customers. See “Management’s Discussion and Analysis - Financial Conditions – Classified Loans and Non-Performing Assets.”

	Allowance Allocation at December 31,
(in thousands)	2012 Amount	Percent of Loans in Each Category to Total Loans	2011 Amount	Percent of Loans in Each Category to Total Loans	2010 Amount	Percent of Loans in Each Category to Total Loans	2009 Amount	Percent of Loans in Each Category to Total Loans	2008 Amount	Percent of Loans in Each Category to Total Loans
Commercial Real Estate	$6,464	28.2%	$5,823	26.4%	$7,631	27.0%	$12,845	23.9%	$3,547	23.0%
Agricultural Real Estate	2,877	25.0%	2,583	24.0%	1,539	21.6%	1,099	21.4%	1,683	19.3%
Real Estate Construction	986	2.6%	1,933	2.5%	2,160	3.2%	4,089	5.9%	1,514	6.4%
Residential 1st Mortgages	1,219	11.2%	1,251	9.2%	1,164	8.8%	552	8.7%	992	9.0%
Home Equity Lines and Loans	3,235	3.4%	3,746	4.4%	3,724	5.0%	1,349	5.4%	1,781	5.6%
Agricultural	10,437	17.7%	8,127	18.6%	6,733	19.6%	2,298	17.9%	4,432	18.4%
Commercial	7,963	11.5%	8,733	14.2%	9,084	14.0%	6,449	15.8%	4,933	17.2%
Consumer & Other	182	0.4%	207	0.7%	216	0.8%	325	1.0%	926	1.1%
Unallocated	854		614		10		807		226
Total	$34,217	100.0%	$33,017	100.0%	$32,261	100.0%	$29,813	100.0%	$20,034	100.0%

As of December 31, 2012, the allowance for loan losses was $34.2 million, which represented 2.74% of the total loan balance. At December 31, 2011, the allowance for loan losses was $33.0 million or 2.83% of the total loan balance. After reviewing all factors above, based upon information currently available, management concluded that the allowance for loan losses as of December 31, 2012, was adequate.

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plan investments; and (6) fees from other miscellaneous business services. See “Overview – Looking Forward: 2013 and Beyond.”

2012 Compared to 2011
Non-interest income totaled $14.1 million, an increase of $1.8 million or 15.0% from non-interest income of $12.3 million for 2011.

Service charges on deposit accounts totaled $4.9 million, a decrease of $504,000 or 9.3% from service charges on deposit accounts of $5.4 million in 2011. This was due primarily to a decrease in fees related to the Company’s Overdraft Privilege Service.

Net gain on investment securities was $158,000 in 2012 compared to a net gain of $95,000 for 2011. See “Financial Condition-Investment Securities” for a discussion of the Company’s investment strategy.

Debit Card and ATM fees totaled $2.9 million, an increase of $178,000 or 6.5% over fees in 2011. These are: (1) fees earned by the Company when non-customers use our ATM’s; and (2) fees paid to the Company by VISA merchants when the Company’s VISA Money Card holders use their cards to complete purchases.

Net Gains on deferred compensation investments were $1.7 million in 2012 compared to net gains of $199,000 in 2011. See Note 16. located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Other non-interest income was $2.6 million, an increase of $609,000 or 30.6% over 2011. This was primarily due to SWAP referral fees paid to F&M Bank. Swap fee income results from the Bank arranging for a borrower to enter into a swap directly with a counterparty.  These transactions result in both the Bank and the borrower achieving their interest rate risk management objectives without requiring the Bank to assume the hedge accounting or mark-to-market risk exposure of a swap.  Whereas the Bank may still need to provide certain credit guarantees to the counterparty, if the loan is appropriately “over-collateralized,” that credit risk can be mitigated or eliminated. This service began in the fourth quarter of 2011.

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

Net Gains on deferred compensation investments were $199,000 in 2011 compared to net gains of $1.4 million in 2010.

Non-Interest Expense
Non-interest expense for the Company includes expenses for: (1) salaries and employee benefits; (2) net gains and losses on non-qualified deferred compensation plan investments; (3) occupancy; (4) equipment; (5) supplies; (6) legal fees; (7) professional services; (8) data processing; (9) marketing; (10) deposit insurance; and (11) other miscellaneous expenses.

2012 Compared to 2011
Overall, non-interest expense totaled $48.3 million, an increase of $3.2 million or 7.2% for the year ended December 31, 2012.

Salaries and employee benefits increased $2.0 million or 6.6% primarily related to increases in salary and medical insurance premiums.

Net Gains on deferred compensation investments were $1.7 million in 2012 compared to net gains of $199,000 in 2011. See Note 16. located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

Equipment expense in 2012 totaled $3.1 million, an increase of $284,000 or 10.0% from 2011. This increase is due to increases in software maintenance contracts and Americans with Disabilities Act (‘ADA’) upgrades to all of our ATM machines.

ORE holding costs in 2012 totaled $122,000, a decrease of $1.7 million or 93.2% as compared to $1.8 million in 2011. This decrease is primarily due to a decrease in the number of ORE properties the Company owns and stabilization of real estate values.

The Company’s total FDIC insurance costs decreased $493,000 in 2012 to $968,000, a 33.7% decrease from $1.5 million in 2011. The FDIC changed to a new methodology for determining assessment rates in second quarter 2011. See “Supervision and Regulation – Deposit Insurance” for further discussion of the Company’s deposit insurance.

Legal fee expense increased $163,000 or 18.6% from 2011. This increase is primarily related to the management and collection of our problem loans.

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

Other non-interest expense decreased $138,000, or 2.5%, to $5.5 million in 2012 compared to $5.6 million in 2011. This decrease was primarily due to the write-off of other repossessed assets in the amount of $271,000, which took place in 2011. Only $20,000 was written-off in 2012.

2011 Compared to 2010
Overall, non-interest expense totaled $45.0 million, an increase of $1.1 million or 2.5% for the year ended December 31, 2011.

Salaries and employee benefits increased $1.3 million or 4.7% primarily related to salary increases for officers that took place in April, 2011.

Net Gains on deferred compensation investments were $199,000 in 2011 compared to net gains of $1.4 million in 2010. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

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

Legal fee expense increased $476,000 or 119.0% from 2010. This increase is primarily related to the management and collection of our problem loans.

Other non-interest expense increased $343,000, or 6.5%, to $5.6 million in 2011 compared to $5.3 million in 2010. This increase was primarily due to losses on sale of ORE properties that amounted to $471,000. This increase was partially offset by decreased ORE property tax expense due to the sale of some ORE properties.

Income Taxes
The provision for income taxes increased $1.3 million during 2012. The effective tax rate in 2012 was 37.5% compared to 36.3% in 2011 and 36.6% in 2010. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance, California enterprise zone interest income exclusion, and tax-exempt interest income on municipal securities and loans.

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

Financial Condition

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans. The debt securities in the Company’s investment portfolio have historically been comprised primarily of: (1) mortgage-backed securities issued by federal government-sponsored entities; (2) debt securities issued by government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, during 2012, the Company began to selectively add investment grade corporate securities (floating rate and fixed rate with maturities less than 5 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity without subjecting the Company to the interest rate risk associated with mortgage-backed securities. Importantly, the Company never invested in the preferred stock or subordinated debt of Fannie Mae “FNMA” or Freddie Mac “FHLMC,” classes of securities that resulted in losses for many banks in recent years.

The Company’s investment portfolio at the end of 2012 was $486.4 million, a decrease of $56.5 million or 10.4% from 2011. The mix of the investment portfolio has changed over the past three years. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company invested most of its available funds of the past three years in shorter term government agency & government-sponsored entity securities and shorter term (10, 15, and 20 year) mortgage-backed securities. Beginning in mid-2012 the Company began to reduce its investment in mortgage-backed securities in order to reduce the risk associated with fixed rate term assets purchased at a premium. Excess cash was placed into corporate securities or left on deposit with the FRB.

As of December 31, 2012, the Company held $71.4 million of municipal investments, of which $57.9 million were bank-qualified municipal bonds, all classified as held-to-maturity. The continuing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers, have increased the overall risk associated with bank-qualified municipal bonds. This situation caused the Company not to purchase any municipal bonds between late 2006 and year-end 2011. However, during 2012 the Company began investing in bank-qualified investment grade municipals. As of December 31, 2012 ninety-three percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” Additionally, in order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds and corporate securities. The Company monitors the status of the approximately seven percent ($3.8 million) of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Average interest bearing deposits with banks consisted of: (1) $149,000 in Community Reinvestment Act (‘CRA’) qualified CD’s with various banks; and (2) $43.2 million in FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB account, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during 2012 and 2011. These balances earn interest at the Fed Funds rate, which has been 0.25% since December, 2008.  Total average interest bearing deposits with banks for the year ended December 31, 2012 was $43.4 million, a decrease of $3.3 million from the average balance of $46.7 million for the year ended December 31, 2011. The Company had no Federal Funds Sold during 2012 or 2011.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of December 31, 2012 and 2011, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Investment Portfolio
The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

	Available	Held to	Available	Held to	Available	Held to
	for Sale	Maturity	for Sale	Maturity	for Sale	Maturity
December 31: (in thousands)	2012		2011		2010
Government Agency & Government Sponsored Entities	$26,823	$-	$82,595	$-	$236,319	$-
Municipal	5,665	65,694	5,782	59,640	6,378	60,439
Mortgage Backed Securities	352,772	484	391,033	1,205	185,637	2,218
Corporate Securities	22,558	-	-	-	-	-
Other	10,173	2,214	410	2,247	310	2,280
Total Book Value	$417,991	$68,392	$479,820	$63,092	$428,644	$64,937
Fair Value	$417,991	$70,697	$479,820	$65,874	$428,644	$66,039

Analysis of Investment Securities Available-for-Sale
The following table is a summary of the relative maturities and yields of the Company's investment securities Available-for-Sale as of December 31, 2012. Non-taxable municipal securities have been calculated on a fully taxable equivalent basis.

	Fair	Average
December 31, 2012 (in thousands)	Value	Yield
Government Agency & Government Sponsored Entities
After one year through five years	$25,617	0.73%
After five years through ten years	1,206	2.78%
Total Government Agency & Government Sponsored Entities	26,823	0.82%
Municipal - Non-Taxable
After five years through ten years	217	5.47%
After ten years	5,448	7.61%
Total Non-Taxable Municipal Securities	5,665	7.53%
Mortgage Backed Securities
After one year through five years	339	4.61%
After five years through ten years	107,227	2.10%
After ten years	245,206	2.24%
Total Mortgage Backed Securities	352,772	2.20%
Corporate Securities - Taxable
One year or less	1,001	2.30%
After one year through five years	20,303	1.74%
After five years through ten years	1,254	1.80%
Total Taxable Corporate Securities	22,558	1.77%
Other
One year or less	10,173	0.38%
Total Other Securities	10,173	0.38%
Total Investment Securities Available-for-Sale	$417,991	2.11%

Note:  The average yield for floating rate securities is calculated using the current stated yield.

Analysis of Investment Securities Held-to-Maturity
The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2012. Non-taxable municipal securities have been calculated on a fully taxable equivalent basis.

	Book	Average
December 31, 2012 (in thousands)	Value	Yield
Municipal - Non-Taxable
One year or less	$1,805	5.31%
After one year through five years	11,200	5.88%
After five years through ten years	37,373	6.00%
After ten years	15,316	4.13%
Total Non-Taxable Municipal Securities	65,694	5.52%
Mortgage Backed Securities
After one year through five years	484	3.68%
Total Mortgage-Backed Securities	484	3.68%
Other
After one year through five years	5	4.23%
After five years through ten years	2,209	0.95%
Total Other Securities	2,214	0.96%
Total Investment Securities Held-to-Maturity	$68,392	5.36%

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

Real Estate Construction - These are loans for development and construction (the Company generally requires the borrower to fund the land acquisition) and are secured by commercial or residential real estate. These loans are generally made only to experienced local developers with whom the Bank has a successful track record; for projects in our service area; with Loan To Value (LTV) below 75%; and where the property can be developed and sold within 2 years. Commercial construction loans are made only when there is a written take-out commitment from the Bank or an acceptable financial institution or government agency. Most acquisition, development and construction loans are tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan.

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

Home Equity Lines and Loans - These are loans made to individuals for home improvements and other personal needs. Generally, amounts do not exceed $250,000; Combined Loan To Value (CLTV) does not exceed 80%; FICO scores are at or above 670; Total Debt Ratios do not exceed 45%; and in some situations the Company is in a 1st lien position.

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

Overall, the Company's loan portfolio at December 31, 2012, increased $83.8 million or 7.2% from December 31, 2011. These increases have occurred despite what has been a difficult economic environment combined with a very competitive pricing environment, and are a result of the Company’s intensified business development efforts directed toward credit-qualified borrowers. No assurances can be made that this growth in the loan portfolio will continue until the economy in the Central Valley of California improves.

Beginning in late 2006, the Company purposely reduced its exposure to real estate construction loans as the residential housing market softened. Additionally, the Company’s residential 1st mortgage portfolio is comprised primarily of 15 and 20-year mortgages to local customers. The Company does not originate sub-prime residential mortgage loans, nor does it hold any in its loan portfolio.

The following table sets forth the distribution of the loan portfolio by type and percent as of December 31st of the years indicated.

	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate	$353,109	28.2%	$307,670	26.4%	$318,341	27.0%	$290,473	23.9%	$271,856	23.0%
Agricultural Real Estate	311,992	25.0%	280,139	24.0%	254,575	21.6%	260,000	21.4%	227,166	19.3%
Real Estate Construction	32,680	2.6%	29,607	2.5%	37,486	3.2%	71,647	5.9%	75,472	6.4%
Residential 1st Mortgages	140,257	11.2%	107,421	9.2%	103,574	8.8%	105,850	8.7%	105,980	9.0%
Home Equity Lines and Loans	42,042	3.4%	50,956	4.4%	58,971	5.0%	65,541	5.4%	66,159	5.6%
Agricultural	221,032	17.7%	217,227	18.6%	231,150	19.6%	217,989	17.9%	216,610	18.4%
Commercial	143,293	11.5%	165,089	14.2%	165,263	14.0%	191,949	15.8%	202,636	17.2%
Consumer & Other	5,058	0.4%	6,935	0.7%	8,712	0.8%	11,400	1.0%	13,612	1.1%
Total Gross Loans	1,249,463	100.0%	1,165,044	100.0%	1,178,072	100.0%	1,214,849	100.0%	1,179,491	100.0%
Less: Unearned Income	2,561		1,966		2,070		2,131		2,127
Subtotal	1,246,902		1,163,078		1,176,002		1,212,718		1,177,364
Less: Allowance for Loan Losses	34,217		33,017		32,261		29,813		20,034
Loans, Net	$1,212,685		$1,130,061		$1,143,741		$1,182,905		$1,157,330
There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company on December 31, 2012.

		Over One
		Year to	Over
	One Year	Five	Five
(in thousands)	or Less	Years	Years	Total
Commercial Real Estate	$11,383	$95,103	$244,062	$350,548
Agricultural Real Estate	13,782	104,449	193,761	311,992
Real Estate Construction	12,980	14,271	5,429	32,680
Residential 1st Mortgages	2,047	8,575	129,635	140,257
Home Equity Lines and Loans	19	2,223	39,800	42,042
Agricultural	128,798	70,753	21,481	221,032
Commercial	46,677	65,402	31,214	143,293
Consumer & Other	1,307	3,200	551	5,058
Total	$216,993	$363,976	$665,933	$1,246,902
Rate Sensitivity:
Fixed Rate	$33,679	$143,778	$259,186	$436,643
Variable Rate	183,314	220,198	406,747	810,259
Total	$216,993	$363,976	$665,933	$1,246,902
Percent	17.40%	29.19%	53.41%	100.00%

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying consolidated financial statements. As of December 31, 2012, the Company had entered into loan commitments amounting to $334.8 million compared to $300.6 million at December 31, 2011. In addition, letters of credit issued by the Company to guarantee the performance of a customer to a third party at December 31, 2012, and December 31, 2011, were $5.3 million and $5.1 million, respectively.

Classified Loans and Non-Performing Assets
All loans are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Loan Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans and review the credit risk grades the Company places on loans. Loans that are judged to exhibit a higher risk profile are referred to as “classified loans,” and these loans receive increased management attention. As of December 31, 2012, classified loans totaled $21.5 million compared to $42.8 million at December 31, 2011. This decline was primarily a result of $17.3 million of CRE loans being upgraded to special mention or pass during 2012.

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

Non-Accrual Loans - Accrual of interest on loans is generally discontinued when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of December 31, 2012 and 2011, non-accrual loans totaled $9.3 million and $4.2 million. The increase in non-accrual loans was primarily a result of the stresses being felt by the Company’s dairy customers because of rising feed prices.

Restructured Loans - A restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan on accrual. As of December 31, 2012, restructured loans on accrual totaled $2.3 million as compared to $4.7 million as of December 31, 2011. This decline was primarily a result of multiple commercial real estate and real estate construction loans to one borrower no longer being classified as a TDR since they were restructured at a market rate in a prior calendar year and are currently in compliance with their modified terms.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

The following table sets forth the amount of the Company's non-performing loans and ORE as of the dates indicated.

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Non-Accrual Loans
Commercial Real Estate	$-	$1,354	$2,348	$1,294	$3,635
Agricultural Real Estate	5,423	954	1,797	2,589	-
Real Estate Construction	-	-	-	1,225	400
Residential 1st Mortgages	445	284	954	-	176
Home Equity Lines and Loans	213	194	-	325	191
Agricultural	3,198	1,202	-	1,080	-
Commercial	-	217	207	2,696	55
Consumer & Other	19	23	2	-	41
Total Non-Accrual Loans	9,298	4,228	5,308	9,209	4,498
Accruing Loans Past Due 90 Days or More
Commercial Real Estate	-	-	-	-	769
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer & Other	-	-	-	-	-
Total Accruing Loans Past Due 90 Days or More	-	-	-	-	769
Total Non-Performing Loans	$9,298	$4,228	$5,308	$9,209	$5,267
Other Real Estate Owned	$2,553	$2,924	$8,039	$8,418	$4,817
Total Non-Performing Assets	$11,851	$7,152	$13,347	$17,627	$10,084
Restructured Loans (Performing)	$2,300	$4,710	$27,652	$556.00	$-
Non-Performing Loans as a Percent of Total Loans	0.74%	0.36%	0.45%	0.76%	0.45%

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

The Company reported $2.6 million of ORE at December 31, 2012, and $2.9 million at December 31, 2011. The decrease in ORE during 2012 was a result of the Company selling three of its ORE properties. The December 31, 2012, carrying value of $2.6 million is net of a $4.1 million reserve for ORE valuation adjustments. ORE at December 31, 2012 includes a mix of raw land and residential finished lots.

Except for those classified and non-performing loans discussed above, the Company’s management is not aware of any loans as of December 31, 2012, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. However, the Central Valley of California continues to be one of the hardest hit areas in the country during this recession. Housing prices in many areas declined as much as 60% and the economic stress eventually spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in many areas. As a result of this combination of: (1) significant declines in real estate values over the past 60 months; and (2) continuing uncertainty in general economic conditions leading to increased unemployment and business failures; borrowers who up until this time have been able to keep current in their payments may experience deterioration in their overall financial condition, increasing the potential of default. See “Part I, Item 1A. Risk Factors.”

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The following table sets forth, by time remaining to maturity, the Company’s time deposits in amounts of $100,000 or more at December 31, 2012.

(in thousands)
Time Deposits of $100,000 or More
Three Months or Less	$193,891
Over Three Months Through Six Months	37,397
Over Six Months Through Twelve Months	55,337
Over Twelve Months	41,389
Total Time Deposits of $100,000 or More	$328,014
Refer to the Year-To-Date Average Balances and Rate Schedules located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

At December 31, 2012, deposits totaled $1.7 billion. This represents an increase of 5.9% or $95.8 million from December 31, 2011. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; and (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory.  The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 5.9% since December 31, 2011, the Company’s focus has been on increasing low cost transaction and savings accounts, which have grown at a much faster pace:

●	Demand and interest-bearing transaction accounts increased $111.0 million or 18.2% since December 31, 2011.

●	Savings and money market accounts have increased $43.5 million or 8.7% since December 31, 2011.

●
Time deposit accounts have decreased $58.7 million or 11.3% since December 31, 2011. This decline was the continuing result of an explicit pricing strategy adopted by the Company beginning in 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term government agency & government-sponsored entity securities or overnight Fed Funds. Beginning in April 2009, management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction, money market, and/or savings balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s strong deposit growth in transaction, savings and money market accounts, this time deposit decline has not presented any liquidity issues and it has significantly enhanced the Company’s net interest margin and earnings.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Bank’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances as of December 31, 2012 compared to $530,000 as of December 31, 2011. There were no Federal Funds purchased or advances from the FRB at December 31, 2012.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings. The Company had no securities sold under agreement to repurchase at December 31, 2012 and $60 million at December 31, 2011.

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

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities. See Note 13 located in “Item 8. Financial Statements and Supplementary Data.” Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, trust preferred securities qualify as regulatory capital (See “Proposed Capital Rules” for a discussion of the potential impact of proposed regulatory guidelines on this qualification). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly (the next reset is March 18, 2013) and the rate was 3.2% as of December 31, 2012. The average rate paid for these securities was 3.4% in 2012 and 3.2% in 2011. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $205.0 million at December 31, 2012, and $189.3 million at the end of 2011.

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

As previously discussed (see “Subordinated Debentures”), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of trust preferred securities. See Note 13 located in “Item 8. Financial Statements and Supplementary Data.” On March 1, 2005, the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of trust preferred securities (“TPS”) by bank holding companies (“BHCs”). Under the final rule BHCs may include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill. Any portion of trust-preferred securities not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations. The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company’s trust preferred securities currently qualify as Tier 1 capital. However, the capital status of the TPS may be phased out over time under proposed Basel III reforms. See “Proposed Capital Rules.”

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

During 2012, the Company repurchased 1,542 shares under the Stock Repurchase Program at an average per share price of $373. In 2011, the Company did not repurchase any shares under the Stock Repurchase Program. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Program is approximately $20 million.

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

Proposed Capital Rules
On June 7, 2012, the FRB and FDIC issued proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, any final rules would be delayed past January 1, 2013.

Unlike previous proposed rules, the current proposed rules are applicable to all banking organizations that are currently subject to minimum capital requirements (including national banks, state member banks, state nonmember banks, state and federal savings associations, and top-tier bank holding companies domiciled in the United States not subject to the Board’s Small Bank Holding Company Policy Statement), as well as top-tier savings and loan holding companies domiciled in the United States.  Previous proposed rules were applicable to all U.S. bank holding companies with consolidated assets of $50 billion or more and any nonbank financial firms that may be designated as systemically important companies.

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes "capital" for purposes of calculating those ratios, including the proposed phase-out of trust preferred securities as qualifying regulatory capital. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a "capital conservation buffer" of 2.5% above each of the new regulatory minimum capital ratios which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. These proposed rules would also adjust the prompt corrective action categories accordingly.

The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that certain instruments, such as TPS,  that will no longer qualify as capital would be phased out over time.

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

Off Balance Sheet Arrangements

(in thousands)	December 31, 2012	December 31, 2011
Commitments to Extend Credit	$334,772	$300,572
Letters of Credit	5,281	5,087
Performance Guarantees Under Interest Rate Swap Contracts Entered
Into Between Our Borrowing Customers and Third Parties	1,796	416

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

Aggregate Contractual Obligations and Commitments
The following table presents, as of December 31, 2012, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. For further information on the nature of each obligation type, see applicable note disclosures located in “Item 8. Financial Statements and Supplementary Data.”

Contractual Obligations and Commitments

(in thousands)	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Obligations	$994	$279	$579	$136	$-
Long-Term Subordinated Debentures	10,310	-	-	-	10,310
Deferred Compensation (1)	27,520	373	717	376	26,054
Total	$38,824	$652	$1,296	$512	$36,364

(1)	These amounts represent obligations to participants under the Company's various non-qualified deferred compensation plans. See Note 16 located in “Item 8. Financial Statements and Supplementary Data.”

Quarterly Unaudited Financial Data

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in 2012 and 2011. This information is derived from unaudited consolidated financial statements that include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

2012	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$19,966	$19,813	$19,499	$19,213	$78,491
Total Interest Expense	1,688	1,555	1,033	864	5,140
Net Interest Income	18,278	18,258	18,466	18,349	73,351
Provision for Loan Losses	220	280	600	750	1,850
Net Interest Income After Provision for Loan Losses	18,058	17,978	17,866	17,599	71,501
Total Non-Interest Income	3,923	2,811	4,053	3,323	14,110
Total Non-Interest Expense	12,122	12,671	11,760	11,724	48,277
Income Before Income Taxes	9,859	8,118	10,159	9,198	37,334
Provision for Income Taxes	3,669	2,956	3,827	3,533	13,985
Net Income	$6,190	$5,162	$6,332	$5,665	$23,349
Earnings Per Share	$7.94	$6.63	$8.13	$7.29	$29.99

2011	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$20,531	$20,535	$20,861	$20,427	$82,354
Total Interest Expense	2,165	2,023	1,968	1,818	7,974
Net Interest Income	18,366	18,512	18,893	18,609	74,380
Provision for Loan Losses	525	3,925	900	1,425	6,775
Net Interest Income After Provision for Loan Losses	17,841	14,587	17,993	17,184	67,605
Total Non-Interest Income	3,334	2,995	1,770	4,175	12,274
Total Non-Interest Expense	11,436	11,233	9,821	12,538	45,028
Income Before Income Taxes	9,739	6,349	9,942	8,821	34,851
Provision for Income Taxes	3,613	2,194	3,675	3,160	12,642
Net Income	$6,126	$4,155	$6,267	$5,661	$22,209
Earnings Per Share	$7.86	$5.33	$8.04	$7.26	$28.49

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Part 1- includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with the “Receivables” topic of the FASB ASC. Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent, or an observable market price of the loan, if one exists. Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

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

Management believes that based upon the preceding methodology, and using information currently available, the allowance for loan losses at December 31, 2012 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would require increases in the provision for loan losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At December 31, 2012, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.62% if rates increase by 200 basis points and a decrease in net interest income of 0.55% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $61 million and repurchase lines of $100 million with major banks.  In addition, as of December 31, 2012 the Company has available borrowing capacity of $301.6 million at the Federal Home Loan Bank and $298.3 million at the Federal Reserve Bank.

At December 31, 2012, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $287 million, which represents 14.7% of total assets.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Crowe Horwath LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, was engaged to express an opinion as to the fairness of presentation of such financial statements. Crowe Horwath LLP was also engaged to audit the effectiveness of the Company’s internal control over financial reporting. The report of Crowe Horwath LLP follows this report.

/s/ Kent A. Steinwert	/s/ Stephen W. Haley

Kent A. Steinwert	Stephen W. Haley
Chairman, President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

Crowe Horwath LLP
Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Farmers & Merchants Bancorp
Lodi, California

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Farmers & Merchants Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

San Francisco, California
March 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Farmers & Merchants Bancorp
Lodi, California

We have audited the accompanying consolidated statement of income of Farmers & Merchants Bancorp and subsidiaries (the "Company") and the related consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows for the year ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Farmers & Merchants Bancorp and subsidiaries for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Perry-Smith LLP

Sacramento, California
March 8, 2011

Farmers & Merchants Bancorp
Consolidated Balance Sheets

(in thousands except share and per share data)

	December 31,
Assets	2012	2011
Cash and Cash Equivalents:
Cash and Due from Banks	$47,366	$45,112
Interest Bearing Deposits with Banks	82,060	56,548
Total Cash and Cash Equivalents	129,426	101,660

Investment Securities:
Available-for-Sale	417,991	479,820
Held-to-Maturity	68,392	63,092
Total Investment Securities	486,383	542,912

Loans:	1,246,902	1,163,078
Less: Allowance for Loan Losses	34,217	33,017
Loans, Net	1,212,685	1,130,061

Premises and Equipment, Net	22,901	24,058
Bank Owned Life Insurance	50,253	47,418
Interest Receivable and Other Assets	73,038	73,575
Total Assets	$1,974,686	$1,919,684

Liabilities
Deposits:
Demand	$462,251	$389,639
Interest-Bearing Transaction	259,141	220,736
Savings and Money Market	541,526	498,011
Time	459,108	517,811
Total Deposits	1,722,026	1,626,197

Securities Sold Under Agreement to Repurchase	-	60,000
Federal Home Loan Bank Advances	-	530
Subordinated Debentures	10,310	10,310
Interest Payable and Other Liabilities	37,317	33,301
Total Liabilities	1,769,653	1,730,338

Commitments & Contingencies (See Note 19)
Shareholders' Equity
Preferred Stock: No Par Value. 1,000,000 Shares Authorized, None Issued or Outstanding	-	-
Common Stock: Par Value $0.01, 7,500,000 and 20,000,000 Shares Authorized, 777,882 and 779,424 Shares Issued and Outstanding at December 31, 2012 and 2011, respectively	8	8
Additional Paid-In Capital	75,014	75,590
Retained Earnings	123,012	109,081
Accumulated Other Comprehensive Gain	6,999	4,667
Total Shareholders' Equity	205,033	189,346
Total Liabilities and Shareholders' Equity	$1,974,686	$1,919,684

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Income

(in thousands except per share data)

	Year Ended December 31,
	2012	2011	2010
Interest Income
Interest and Fees on Loans	$65,798	$70,180	$72,643
Interest on Deposits with Banks	110	117	91
Interest on Investment Securities:
Taxable	9,940	9,490	8,971
Exempt from Federal Tax	2,643	2,567	2,756
Total Interest Income	78,491	82,354	84,461

Interest Expense
Deposits	3,739	5,463	7,168
Borrowed Funds	1,054	2,181	2,184
Subordinated Debentures	347	330	333
Total Interest Expense	5,140	7,974	9,685

Net Interest Income	73,351	74,380	74,776
Provision for Loan Losses	1,850	6,775	14,735
Net Interest Income After Provision for Loan Losses	71,501	67,605	60,041

Non-Interest Income
Service Charges on Deposit Accounts	4,891	5,395	6,529
Net Gain on Investment Securities	158	95	2,895
Increase in Cash Surrender Value of Life Insurance	1,836	1,834	1,825
Debit Card and ATM Fees	2,938	2,760	2,591
Net Gain on Deferred Compensation Investments	1,687	199	1,376
Other	2,600	1,991	1,969
Total Non-Interest Income	14,110	12,274	17,185

Non-Interest Expense
Salaries and Employee Benefits	31,635	29,670	28,332
Net Gain on Deferred Compensation Investments	1,687	199	1,376
Occupancy	2,565	2,579	2,422
Equipment	3,128	2,844	2,605
ORE Holding Costs	122	1,785	1,247
FDIC Insurance	968	1,461	2,286
Legal Fees	1,039	876	400
Termination Fee Related to Repurchase Agreement	1,657	-	-
Other	5,476	5,614	5,271
Total Non-Interest Expense	48,277	45,028	43,939

Income Before Income Taxes	37,334	34,851	33,287
Provision for Income Taxes	13,985	12,642	12,169
Net Income	$23,349	$22,209	$21,118
Basic Earnings Per Common Share	$29.99	$28.49	$27.05

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net Income	$23,349	$22,209	$21,118

Other Comprehensive Income (Loss)
Increase (Decrease) in Net Unrealized Gains on Available-for-Sale Securities	4,182	5,364	(2,525)
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	(158)	(95)	(2,895)
Deferred Tax (Expense) Benefit	(1,692)	(2,215)	2,279
Change in Net Unrealized Gains on Available-for-Sale Securities, Net of Tax	2,332	3,054	(3,141)

Total Other Comprehensive Income (Loss)	2,332	3,054	(3,141)

Comprehensive Income	$25,681	$25,263	$17,977

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders' Equity

(in thousands except share and per share data)

					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Gain	Equity
Balance, January 1, 2010	780,944	$8	$76,198	$83,767	$4,754	$164,727
Net Income				21,118		21,118
Cash Dividends Declared on
Common Stock ($11.35 per share)				(8,855)		(8,855)
Repurchase of Common Stock	(1,520)		(608)			(608)
Change in Net Unrealized Gain on Securities Available-for-Sale					(3,141)	(3,141)
Balance, December 31, 2010	779,424	$8	$75,590	$96,030	$1,613	$173,241
Net Income				22,209		22,209
Cash Dividends Declared on Common Stock ($11.75 per share)				(9,158)		(9,158)
Repurchase of Common Stock						-
Change in Net Unrealized Gain on Securities Available-for-Sale					3,054	3,054
Balance, December 31, 2011	779,424	$8	$75,590	$109,081	$4,667	$189,346
Net Income				23,349		23,349
Cash Dividends Declared on Common Stock ($12.10 per share)				(9,418)		(9,418)
Repurchase of Common Stock	(1,542)		(576)			(576)
Change in Net Unrealized Gain on Securities Available-for-Sale					2,332	2,332
Balance, December 31, 2012	777,882	$8	$75,014	$123,012	$6,999	$205,033

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net Income	$23,349	$22,209	$21,118
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	1,850	6,775	14,735
Depreciation and Amortization	1,704	1,801	1,867
Provision for Deferred Income Taxes	(2,548)	(1,260)	(1,877)
Net Amortization of Investment Security Premium & Discounts	3,944	1,230	289
Net Gain on Investment Securities	(158)	(95)	(2,895)
Net Gain on Sale of Property & Equipment	-	(5)	(19)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(434)	(2,750)	(6,360)
Net Increase in Interest Payable and Other Liabilities	4,016	2,455	3,142
Net Cash Provided by Operating Activities	31,723	30,360	30,000
Investing Activities
Purchase of Investment Securities Available-for-Sale	(143,295)	(296,852)	(379,795)
Proceeds from Sold, Matured, or Called Securities Available-for-Sale	205,374	249,930	308,504
Purchase of Investment Securities Held-to-Maturity	(10,739)	(1,580)	(2,277)
Proceeds from Matured, or Called Securities Held-to-Maturity	5,419	3,402	6,984
Purchase of Life Insurance Contracts	(1,000)	-	-
Net Loans Paid, Originated or Acquired	(84,872)	6,778	24,193
Principal Collected on Loans Previously Charged Off	398	127	236
Additions to Premises and Equipment	(547)	(1,660)	(1,196)
Proceeds from Sale of Property & Equipment	-	20	21
Net Cash Used by Investing Activities	(29,262)	(39,835)	(43,330)
Financing Activities
Net Increase in Deposits	95,829	59,694	68,379
Net Change in Other Borrowings	(530)	(61)	(19,558)
Net Decrease in Securities Sold Under Agreement to Repurchase	(60,000)	-	-
Stock Repurchases	(576)	-	(608)
Cash Dividends	(9,418)	(9,158)	(8,855)
Net Cash Provided by Financing Activities	25,305	50,475	39,358
Increase in Cash and Cash Equivalents	27,766	41,000	26,028
Cash and Cash Equivalents at Beginning of Year	101,660	60,660	34,632
Cash and Cash Equivalents at End of Year	$129,426	$101,660	$60,660
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$58	$1,092	$3,407
Cash Payments Made for Income Taxes	$17,472	$12,070	$16,025
Interest Paid	$5,553	$8,474	$9,829

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

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include: (1) commercial real estate; (2) agricultural real estate; (3) real estate construction (including land and development loans); (4) residential 1st mortgages; (5) home equity lines and loans; (6) agricultural; (7) commercial; and (8) consumer and other. The allowance for loan losses attributable to each portfolio segment, which includes both individually evaluated  impaired loans and loans that are collectively evaluated for impairment, is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

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

Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently known facts, conditions and values, highly questionable or improbable.

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

Residential 1st Mortgages and Home Equity Lines and Loans – The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments, although this is not always true as evidenced by the period 2007 through 2012. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest expense and penalties associated with unrecognized tax benefits, if any, are included in the provision for income taxes in the Consolidated Statements of Income.

Dividends and Basic Earnings Per Share
The Company’s common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Basic earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares therefore there is no presentation of diluted earnings per common share. See Note 15.

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

Derivative Instruments and Hedging Activities
The “Derivatives and Hedging” topic of the FASB ASC establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheet at fair value. Changes in the fair value of those derivatives are accounted for depending on the intended use of the derivative and the resulting designation under specified criteria. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, designed to minimize interest rate risk, the effective portions of the change in the fair value of the derivative are recorded in other comprehensive income (loss), net of related income taxes. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of or for the years ended December 31, 2012, 2011 and 2010.

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

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:
(in thousands)

	Amortized	Gross Unrealized		Fair/Book
December 31, 2012	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$26,546	$277	$-	$26,823
Obligations of States and Political Subdivisions	5,665	-	-	5,665
Mortgage Backed Securities (1)	341,212	11,570	10	352,772
Corporate Securities	22,318	252	12	22,558
Other	10,173	-	-	10,173
Total	$405,914	$12,099	$22	$417,991

	Amortized	Gross Unrealized		Fair/Book
December 31, 2011	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$82,195	$413	$13	$82,595
Obligations of States and Political Subdivisions	5,782	-	-	5,782
Mortgage Backed Securities (1)	383,380	7,792	139	391,033
Other	410	-	-	410
Total	$471,767	$8,205	$152	$479,820

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows: (in thousands)

	Book	Gross Unrealized		Fair
December 31, 2012	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$65,694	$2,296	$3	$67,987
Mortgage Backed Securities (1)	484	12	-	496
Other	2,214	-	-	2,214
Total	$68,392	$2,308	$3	$70,697

	Book	Gross Unrealized		Fair
December 31, 2011	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$59,640	$2,736	$-	$62,376
Mortgage Backed Securities (1)	1,205	46	-	1,251
Other	2,247	-	-	2,247
Total	$63,092	$2,782	$-	$65,874

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

(1)	All Mortgage Backed Securities were issued by an agency or government sponsored entity of the U.S. government.

The amortized cost and estimated fair values of investment securities at December 31, 2012 by contractual maturity are shown in the following tables. (in thousands)

		After 1	After 5		Total
Securities Available-for-Sale	Within	but	but	Over	Fair
December 31, 2012	1 Year	Within 5	Within 10	10 years	Value
Government Agency & Government-Sponsored Entities	$-	$25,617	$1,206	$-	$26,823
Obligations of States and Political Subdivisions	-	-	217	5,448	5,665
Mortgage Backed Securities	-	339	107,227	245,206	352,772
Corporate Securities	1,001	20,303	1,254	-	22,558
Other	10,173	-	-	-	10,173
Total	$11,174	$46,259	$109,904	$250,654	$417,991

		After 1	After 5		Total
Securities Held-to-Maturity	Within	but	but	Over	Book
December 31, 2012	1 Year	Within 5	Within 10	10 years	Value
Obligations of States and Political Subdivisions	$1,805	$11,200	$37,373	$15,316	$65,694
Mortgage Backed Securities	-	484	-	-	484
Other	-	5	2,209	-	2,214
Total	$1,805	$11,689	$39,582	$15,316	$68,392

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

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Loss	Value	Loss	Value	Loss

Securities Available-for-Sale
Mortgage Backed Securities	$4,542	$10	$-	$-	$4,542	$10
Corporate Securities	3,442	12	-	-	3,442	12
Total	$7,984	$22	$-	$-	$7,984	$22

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$528	$3	$-	$-	$528	$3
Total	$528	$3	$-	$-	$528	$3

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Loss	Value	Loss	Value	Loss

Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	$4,987	$13	$-	$-	$4,987	$13
Mortgage Backed Securities	85,090	139	-	-	85,090	139
Total	$90,077	$152	$-	$-	$90,077	$152

As of December 31, 2012, the Company held 387 investment securities of which 12 were in an unrealized loss position for less than twelve months.  No securities were in an unrealized loss position for twelve months or more.  Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.  Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities - The unrealized losses on the Company's investments in securities of government agency and government sponsored entities were $0 at December 31, 2012 and $13,000 at December 31, 2011. Management believes that any unrealized losses were caused by interest rate fluctuations. Repayment of these investments is guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company did not intend to sell the securities and it was more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Mortgage Backed Securities - The unrealized losses on the Company's investment in mortgage backed securities were $10,000 at December 31, 2012 and $139,000 at December 31, 2011, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012 or 2011.

Obligations of States and Political Subdivisions - The continuing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers have increased the overall risk associated with bank-qualified municipal bonds. As of December 31, 2012, over ninety-three percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the seven percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligation of states and political subdivision were $3,000 at December 31, 2012 and $0 at December 31, 2011. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Corporate Securities - The unrealized losses on the Company’s investment in corporate securities were $12,000 at December 31, 2012 and $0 at December 31, 2011. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity.Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Proceeds from sales and calls of securities available-for-sale were as follows:
(in thousands)
	Gross	Gross	Gross
	Proceeds	Gains	Losses
2012	$55,986	$158	$-
2011	201,135	95	-
2010	268,490	2,895	-

As of December 31, 2012, securities carried at $296.9 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2011, was $373.2 million.

3. Federal Home Loan Bank of San Francisco Stock

The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income. FHLB stock is reported in Other Assets and Interest Receivable on the Company’s Consolidated Balance Sheets and totaled $7.4 million at December 31, 2012 and $7.0 million at December 31, 2011.

4. Loans

Loans as of December 31 consisted of the following:

(in thousands)	2012	2011
Commercial Real Estate	$353,109	$307,670
Agricultural Real Estate	311,992	280,139
Real Estate Construction	32,680	29,607
Residential 1st Mortgages	140,257	107,421
Home Equity Lines and Loans	42,042	50,956
Agricultural	221,032	217,227
Commercial	143,293	165,089
Consumer & Other	5,058	6,935
Total Gross Loans	1,249,463	1,165,044
Less: Unearned Income	2,561	1,966
Subtotal	1,246,902	1,163,078
Less: Allowance for Loan Losses	34,217	33,017
Loans, Net	$1,212,685	$1,130,061

At December 31, 2012, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $403.2 million and $401.3 million, respectively. The borrowing capacity on these loans was $300.5 million from FHLB and $298.1 million from the FRB.

5. Allowance for Loan Losses

The following table shows the allocation of the allowance for loan losses at December 31, 2012 and December 31, 2011 by portfolio segment and by impairment methodology (in thousands):

December 31, 2012	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2012	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$614	$33,017
Charge-Offs	-	-	-	(152)	(259)	(294)	(198)	(145)	-	(1,048)
Recoveries	-	90	-	53	14	61	117	63	-	398
Provision	641	204	(947)	67	(266)	2,543	(689)	57	240	1,850
Ending Balance- December 31, 2012	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$854	$34,217
Ending Balance Individually Evaluated for Impairment	-	-	-	-	173	996	144	61	-	1,374
Ending Balance Collectively Evaluated for Impairment	6,464	2,877	986	1,219	3,062	9,441	7,819	121	854	32,843
Loans:
Ending Balance	$350,548	$311,992	$32,680	$140,257	$42,042	$221,032	$143,293	$5,058	$-	$1,246,902
Ending Balance Individually Evaluated for Impairment	289	5,423	-	657	980	3,937	250	61	-	11,597
Ending Balance Collectively Evaluated for Impairment	350,259	306,569	32,680	139,600	41,062	217,095	143,043	4,997	-	1,235,305

December 31, 2011	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2011	$7,631	$1,539	$2,160	$1,164	$3,724	$6,733	$9,084	$216	$10	$32,261
Charge-Offs	(25)	(384)	-	(449)	(751)	(3,559)	(788)	(190)	-	(6,146)
Recoveries	-	18	-	4	13	10	21	61	-	127
Provision	(1,783)	1,410	(227)	532	760	4,943	416	120	604	6,775
Ending Balance- December 31, 2011	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$614	$33,017
Ending Balance Individually Evaluated for Impairment	686	-	-	-	80	793	54	23	-	1,636
Ending Balance Collectively Evaluated for Impairment	5,137	2,583	1,933	1,251	3,666	7,334	8,679	184	614	31,381
Loans:
Ending Balance	$305,704	$280,139	$29,607	$107,421	$50,956	$217,227	$165,089	$6,935	$-	$1,163,078
Ending Balance Individually Evaluated for Impairment	4,562	954	-	1,194	576	1,337	292	23	-	8,938
Ending Balance Collectively Evaluated for Impairment	301,142	279,185	29,607	106,227	50,380	215,890	164,797	6,912	-	1,154,140

The following table shows the loan portfolio allocated by management’s internal risk ratings at December 31, 2012 and December 31, 2011 (in thousands):

December 31, 2012	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$326,037	$15,528	$8,983	$350,548
Agricultural Real Estate	299,642	6,605	5,745	311,992
Real Estate Construction	26,445	6,235	-	32,680
Residential 1st Mortgages	137,998	1,192	1,067	140,257
Home Equity	40,866	-	1,176	42,042
Agricultural	216,164	1,168	3,700	221,032
Commercial	137,217	5,586	490	143,293
Consumer & Other	4,737	-	321	5,058
Total	$1,189,106	$36,314	$21,482	$1,246,902

December 31, 2011	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$265,201	$15,186	$25,317	$305,704
Agricultural Real Estate	254,181	21,657	4,301	280,139
Real Estate Construction	21,428	3,217	4,962	29,607
Residential 1st Mortgages	104,609	1,483	1,329	107,421
Home Equity	49,631	-	1,325	50,956
Agricultural	209,555	4,083	3,589	217,227
Commercial	158,273	5,240	1,576	165,089
Consumer & Other	6,528	-	407	6,935
Total	$1,069,406	$50,866	$42,806	$1,163,078

See Note 1. Significant Accounting Policies – Allowance for Loan Losses for a description of the internal risk ratings used by the Company. There were no loans outstanding at December 31, 2012 and 2011 rated doubtful or loss.

The following table shows an aging analysis of the loan portfolio by the time past due at December 31, 2012 and December 31, 2011 (in thousands):

	30-89 Days	90 Days and		Total Past		Total
December 31, 2012	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$150	$-	$-	$150	$350,398	$350,548
Agricultural Real Estate	-	-	5,423	5,423	306,569	311,992
Real Estate Construction	-	-	-	-	32,680	32,680
Residential 1st Mortgages	23	-	445	468	139,789	140,257
Home Equity	70	-	213	283	41,759	42,042
Agricultural	-	-	3,198	3,198	217,834	221,032
Commercial	293	-	-	293	143,000	143,293
Consumer & Other	11	-	19	30	5,028	5,058
Total	$547	$-	$9,298	$9,845	$1,237,057	$1,246,902

	30-89 Days	90 Days and		Total Past		Total
December 31, 2011	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$-	$-	$1,354	$1,354	$304,350	$305,704
Agricultural Real Estate	-	-	954	954	279,185	280,139
Real Estate Construction	-	-	-	-	29,607	29,607
Residential 1st Mortgages	108	-	284	392	107,029	107,421
Home Equity	566	-	194	760	50,196	50,956
Agricultural	284	-	1,202	1,486	215,741	217,227
Commercial	179	-	217	396	164,693	165,089
Consumer & Other	101	-	23	124	6,811	6,935
Total	$1,238	$-	$4,228	$5,466	$1,157,612	$1,163,078

Non-accrual loans at December 31, 2012 and 2011 were $9.3 million and $4.2 million, respectively. Interest income forgone on loans placed on non-accrual status was $209,000, $385,000, and $356,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

The following table shows information related to impaired loans at and for the year ended December 31, 2012 and December 31, 2011 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2012	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$289	$289	$-	$506	$20
Agricultural Real Estate	5,437	5,454	-	2,611	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	658	761	-	458	3
Home Equity	792	871	-	775	23
Agricultural	1,932	1,954	-	1,159	19
Commercial	106	106	-	144	6
Consumer & Other	-	-	-	-	-
	9,214	9,435	-	5,653	71
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$-	$-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	54	-
Home Equity	194	237	173	182	4
Agricultural	2,006	2,019	996	997	1
Commercial	144	144	144	159	4
Consumer & Other	61	63	61	31	-
	$2,405	$2,463	$1,374	$1,423	$9
Total	$11,619	$11,898	$1,374	$7,076	$80

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$1,555	$1,547	$-	$729	$-
Agricultural Real Estate	955	974	-	1,341	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	1,219	1,272	-	936	13
Home Equity	469	484	-	290	2
Agricultural	262	372	-	149	9
Commercial	188	264	-	195	1
Consumer & Other	-	-	-	5	-
	$4,648	$4,913	$-	$3,645	$25
With an allowance recorded:
Commercial Real Estate	$3,017	$3,015	$686	$2,281	$89
Agricultural Real Estate	-	-	-	529	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity	113	119	80	117	2
Agricultural	1,076	1,791	793	1,818	25
Commercial	104	107	54	120	-
Consumer & Other	24	24	23	31	-
	$4,334	$5,056	$1,636	$4,896	$116
Total	$8,982	$9,969	$1,636	$8,541	$141

Total recorded investment shown in the prior table will not equal the total ending balance of loans individually evaluated for impairment on the allocation of allowance table. This is because the calculation of recorded investment takes into account charge-offs, net unamortized loans fees & costs, unamortized premium or discount, and accrued interest.

At December 31, 2012, the Company allocated $401,000 of specific reserves to $2.6 million of troubled debt restructured loans, of which $2.3 million were performing. At December 31, 2011, the Company allocated $759,000 of specific reserves to $4.9 million of troubled debt restructured loans, of which $4.7 million were performing.  The Company had no commitments at December 31, 2012 and December 31, 2011 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ending December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 2 years to 5 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 10 years.

The following table presents loans by class modified as troubled debt restructured loans for the period ended December 31, 2012 (in thousands):

	December 31, 2012
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate	1	$116	$116
Agricultural Real Estate	-	-	-
Real Estate Construction	-	-	-
Residential 1st Mortgages	2	216	201
Home Equity Lines & Loans	7	529	480
Agricultural	4	858	858
Commercial	3	273	273
Consumer & Other	1	41	41
Total	18	$2,033	$1,969

The troubled debt restructurings described above increased the allowance for loan losses by $53,000 and resulted in charge-offs of $64,000 during the year ended December 31, 2012.

During the period ended December 31, 2012, there were no payment defaults on loans modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan to be in payment default once it is greater than 90 days contractually past due under the modified terms.

The following table presents loans by class modified as troubled debt restructured loans for the period ended December 31, 2011 (in thousands):

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

6. Premises and Equipment

Premises and equipment as of December 31, consisted of the following:
(in thousands)	2012	2011
Land and Buildings	$32,843	$32,832
Furniture, Fixtures, and Equipment	17,024	16,710
Leasehold Improvements	2,054	2,054
Subtotal	51,921	51,596
Less: Accumulated Depreciation and Amortization	29,020	27,538
Total	$22,901	$24,058

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $1,704,000, $1,801,000, and $1,867,000 for the years ended December 31, 2012, 2011, and 2010, respectively. Total rental expense for premises was $391,000, $386,000, and $372,000 for the years ended December 31, 2012, 2011, and 2010, respectively. Rental income was $148,000, $130,000, and $157,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

7. Other Real Estate

The Bank reported $2.6 million, net of $4.1 million reserve, in other real estate at December 31, 2012, and $2.9 million, net of $4.1 million reserve, in 2011. Other real estate includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred. Other real estate is reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets.

8. Time Deposits

Time Deposits of $100,000 or more as of December 31 were as follows:
(in thousands)	2012	2011
Balance	$328,014	$366,958

At December 31, 2012, the scheduled maturities of time deposits were as follows:

Scheduled
(in thousands)	Maturities
2013	$398,346
2014	40,252
2015	5,190
2016	6,459
2017	8,861
Total	$459,108

9. Income Taxes

Current and deferred income tax expense (benefit) provided for the years ended December 31 consisted of the following:

(in thousands)	2012	2011	2010
Current
Federal	$12,252	$10,168	$10,115
State	4,281	3,734	3,931
Total Current	16,533	13,902	14,046
Deferred
Federal	(2,041)	(685)	(1,323)
State	(507)	(575)	(554)
Total Deferred	(2,548)	(1,260)	(1,877)
Total Provision for Taxes	$13,985	$12,642	$12,169

The total provision for income taxes differs from the federal statutory rate as follows:

	2012		2011		2010
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax Provision at Federal Statutory Rate	$13,067	35.0%	$12,198	35.0%	$11,650	35.0%
Interest on Obligations of States and Political Subdivisions exempt from Federal Taxation	(917)	(2.5%)	(884)	(2.5%)	(943)	(2.8%)
State and Local Income Taxes, Net of Federal Income
Tax Benefit	2,453	6.6%	2,053	5.9%	2,195	6.60%
Bank Owned Life Insurance	(675)	(1.8%)	(663)	(1.9%)	(664)	(2.0%)
Other, Net	57	0.2%	(62)	(0.2%)	(69)	(0.2%)
Total Provision for Taxes	$13,985	37.5%	$12,642	36.3%	$12,169	36.6%

The components of net deferred tax assets as of December 31 are as follows:

(in thousands)	2012	2011
Deferred Tax Assets
Allowance for Loan Losses	$14,446	$13,942
Accrued Liabilities	6,283	5,766
Deferred Compensation	7,015	5,712
State Franchise Tax	1,498	1,307
Capital Loss Carry Forward	210	210
Interest on Non-Accrual Loans	96	162
ORE Writedown and Holding Costs	1,852	1,841
Total Deferred Tax Assets	$31,400	$28,940
Deferred Tax Liabilities
Premises and Equipment	(415)	(639)
Securities Accretion	(996)	(875)
Unrealized Gain on Securities Available-for-Sale	(5,078)	(3,386)
Other	(763)	(748)
Total Deferred Tax Liabilities	(7,252)	(5,648)
Net Deferred Tax Assets	$24,148	$23,292

The net deferred tax assets are reported in Interest Receivable and Other Assets on the Company's Consolidated Balance Sheet.

The Company and its subsidiaries file income tax returns in the U.S. federal and California jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

10. Short Term Borrowings

As of December 31, 2012 and 2011, the Company had unused lines of credit available for short term liquidity purposes of $760.9 million and $678.7 million, respectively. Federal Funds purchased and advances are generally issued on an overnight basis. There were no advances from the FHLB at December 31, 2012 or 2011. There were no Federal Funds purchased or advances from the FRB at December 31, 2012 or 2011.

11.  Securities Sold Under Agreement to Repurchase

Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings. The Company had no securities sold under agreement to repurchase at December 31, 2012 and $60 million at December 31, 2011.

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

12. Federal Home Loan Bank Advances

The Company had no short-term or long-term advances from the Federal Home Loan Bank of San Francisco at December 31, 2012. At December 31, 2011, the Company had a $530,000, 5.60% amortizing note, interest and principal payable monthly with final maturity of September 25, 2018. On December 31, 2012 the Company paid off the long-term advance from the FHLB resulting in a prepayment fee of $70,000.  The Company determined that the time was appropriate to eliminate this relatively “high cost” advance given the Company’s liquidity position.

In accordance with the Collateral Pledge and Security Agreement, advances are secured by all FHLB stock held by the Company and by government agency & government-sponsored entity securities and mortgage-backed securities with carrying values of $1.2 million.  At December 31, 2012, $403.2 million in loans were approved for pledging as collateral on borrowing lines with the FHLB.  The borrowing capacity on these loans was $300.5 million.

13.  Long-term Subordinated Debentures

In December 2003, the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I (“Statutory Trust I”), which issued $10,000,000 of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”). The Company is not considered the primary beneficiary of the trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. These debentures qualify as Tier 1 capital under current regulatory guidelines (See Note 14 for a discussion of the potential impact of proposed regulatory guidelines on this qualification). All of the common securities of Statutory Trust I are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by FMCB Statutory Trust to purchase $10,310,000 of junior subordinated debentures of the Company, which carry a floating rate based on three-month LIBOR plus 2.85%. The debentures represent the sole asset of Statutory Trust I. The Trust Preferred Securities accrue and pay distributions at a floating rate of three-month LIBOR plus 2.85% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment to the extent that Statutory Trust I has funds available therefore of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust I; and (iii) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of Statutory Trust I. The Trust Preferred Securities are mandatorily redeemable upon maturity of the subordinated debentures on December 17, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the subordinated debentures purchased by Statutory Trust I, in whole or in part, on or after December 17, 2008. As specified in the indenture, if the subordinated debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

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

Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. Under regulations controlling California state chartered banks, the Bank is, to some extent, limited in the amount of dividends that can be paid to the Company without prior approval of the California DFI. These regulations require approval if total dividends declared by a state chartered bank in any calendar year exceed the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. As of December 31, 2012, the Bank could declare dividends of $37,900,000 without approval of the California DFI.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the following table of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

					Well Capitalized
			Regulatory Capital		Under Prompt
(in thousands)	Actual		Requirements		Corrective Action
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$226,931	14.94%	$121,506	8.0%	$151,883	10.0%
Total Consolidated Capital to Risk Weighted Assets	$227,214	14.96%	$121,536	8.0%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$207,756	13.68%	$60,753	4.0%	$91,130	6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$208,034	13.69%	$60,768	4.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$207,756	10.86%	$76,493	4.0%	$95,616	5.0%
Tier 1 Consolidated Capital to Average Assets	$208,034	10.86%	$76,605	4.0%	N/A	N/A

					Well Capitalized
			Regulatory Capital		Under Prompt
(in thousands)	Actual		Requirements		Corrective Action
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$212,590	14.85%	$114,508	8.0%	$143,135	10.0%
Total Consolidated Capital to Risk Weighted Assets	$212,761	14.86%	$114,520	8.0%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$194,509	13.59%	$57,254	4.0%	$85,881	6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$194,679	13.60%	$57,260	4.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$194,509	10.22%	$76,146	4.0%	$95,182	5.0%
Tier 1 Consolidated Capital to Average Assets	$194,679	10.22%	$76,204	4.0%	N/A	N/A

15. Dividends and Basic Earnings Per Common Share

Total cash dividends during 2012 were $9,418,000 or $12.10 per share of common stock, an increase of 2.8% per share from $9,158,000 or $11.75 per share in 2011. In 2010, cash dividends totaled $8,855,000 or $11.35 per share.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per common share for the periods indicated.

(net income in thousands)	2012	2011	2010
Net Income	$23,349	$22,209	$21,118
Average Number of Common Shares Outstanding	778,648	779,424	780,619
Basic Earnings Per Common Share	$29.99	$28.49	$27.05

16. Employee Benefit Plans

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $800,000, $775,000, and $725,000 for the years ended December 31, 2012, 2011, and 2010, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $941,000, $868,000, and $867,000 for the years ended December 31, 2012, 2011, and 2010, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

Executive Retirement Plan and Life Insurance Arrangements
The Company, through the Bank, sponsors an Executive Retirement Plan for certain executive level employees. The Executive Retirement Plan is a non-qualified defined contribution plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. The Plan is comprised of: (1) a Performance Component which makes contributions based upon long-term cumulative profitability and increase in market value of the Company, and vests 50% during the first and second years of participation; (2) a Retention Component applicable to participants employed by the Company as of January 1, 2005 (contributions to this component were frozen effective December 31, 2010); (3) a Salary Component which makes contributions based upon participant salary levels and cliff vests after five years of service; and (4) an Equity Component for which contributions are discretionary and subject to Board of Directors approval and vests 50% during the first and second year of participation. Executive Retirement Plan contributions are invested in a mix of financial instruments; however Equity Component contributions are invested primarily in stock of the Company.

The Company made contributions to the Executive Retirement Plan of $2.6 million for the year ended December 31, 2012, $2.3 million for the year ended December 31, 2011 and $1.6 million for the year ended December 31, 2010. The Company’s total accrued liability under the Executive Retirement Plan was $19.3 million and $15.6 million as of December 31, 2012, and 2011, respectively.

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

The Company earned tax-exempt interest on the life insurance policies of $1.8 million for the years ended December 31, 2012, 2011, and 2010. As of December 31, 2012 and 2011, the total cash surrender value of the insurance policies was $50.3 million and $47.4 million, respectively.

Senior Management Retention Plan
The Company, through the Bank, sponsors a Senior Management Retention Plan for certain senior level employees. The Senior Management Retention Plan is a non-qualified defined contribution plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. All contributions are discretionary and subject to the Board of Directors approval and cliff vest after 5 years. Contributions are invested primarily in stock of the Company.  The Company made a contribution of $206,000 to the Senior Management Retention Plan in 2012, the first year the plan was in place.

17. Fair Value Measurements

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

		Fair Value Measurements
		At December 31, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$26,823	$21,731	$5,092	$-
Obligations of States and Political Subdivisions	5,665	-	-	5,665
Mortgage Backed Securities	352,772	-	352,772	-
Corporate Securities	22,558	4,020	18,538	-
Other	10,173	9,863	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$417,991	$35,614	$376,712	$5,665

		Fair Value Measurements
		At December 31, 2011, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$82,595	$21,109	$61,486	$-
Obligations of States and Political Subdivisions	5,782	-	-	5,782
Mortgage Backed Securities	391,033	-	391,033	-
Other	410	-	410	-
Total Assets Measured at Fair Value On a Recurring Basis	$479,820	$21,109	$452,929	$5,782

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the year ended December 31, 2012, there were no transfers out of level 2 to level 3. During the year ended December 31, 2011, there were transfers out of level 2 to level 3. The following table presents information about the activity of level 3 assets.

Activity in Level 3 Assets Measured at Fair Value on a Recurring Basis

(in thousands)	2012	2011
Balance at Beginning of Period	$5,782	$-
Total Realized and Unrealized Gains/(Losses) Included in Income	-	-
Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	-	-
Purchase of Securities	-	-
Sales, Maturities, and Calls of Securities	(117)	-
Net Transfers In/(Out) of Level 3	-	5,782
Balance at End of Period	$5,665	$5,782

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

		Fair Value Measurements
		At December 31, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Residential 1st Mortgage	$235	$-	$-	$235
Home Equity Lines and Loans	462	-	-	462
Agricultural	1,010	-	-	1,010
Total Impaired Loans	1,707	-	-	1,707
Other Real Estate
Real Estate Construction	2,553	-	-	2,553
Total Other Real Estate	2,553	-	-	2,553
Total Assets Measured at Fair Value On a Non-Recurring Basis	$4,260	$-	$-	$4,260

The fair value of impaired loans with a specific reserve or a partial charge-off was $1.7 million, net of an allowance for loan losses of $1.4 million.

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

18. Fair Value of Financial Instruments

U.S. GAAP requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization.

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
December 31, 2012 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$129,426	$129,426	$-	$-	$129,426

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	26,823	21,731	5,092	-	26,823
Obligations of States and Political Subdivisions	5,665	-	-	5,665	5,665
Mortgage Backed Securities	352,772	-	352,772	-	352,772
Corporate Securities	22,558	4,020	18,538	-	22,558
Other	10,173	9,863	310	-	10,173
Total Investment Securities Available-for-Sale	417,991	35,614	376,712	5,665	417,991

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	65,694	-	60,177	7,810	67,987
Mortgage Backed Securities	484	-	496	-	496
Other	2,214	-	2,214	-	2,214
Total Investment Securities Held-to-Maturity	68,392	-	62,887	7,810	70,697

FHLB Stock	7,368	N/A	N/A	N/A	N/A
Loans, Net of Deferred Loan Fees & Allowance:
Commercial Real Estate	344,084	-	-	349,524	349,524
Agricultural Real Estate	309,115	-	-	316,302	316,302
Real Estate Construction	31,694	-	-	32,024	32,024
Residential 1st Mortgages	139,038	-	-	144,203	144,203
Home Equity Lines and Loans	38,807	-	-	41,419	41,419
Agricultural	210,595	-	-	209,578	209,578
Commercial	135,330	-	-	134,647	134,647
Consumer & Other	4,876	-	-	4,847	4,847
Unallocated Allowance	(854)	-	-	(854)	(854)
Total Loans, Net of Deferred Loan Fees & Allowance	1,212,685	-	-	1,231,690	1,231,690
Accrued Interest Receivable	6,389	-	-	6,389	6,389

Liabilities:
Deposits:
Demand	462,251	462,251	-	-	462,251
Interest Bearing Transaction	259,141	259,141	-	-	259,141
Savings and Money Market	541,526	541,526	-	-	541,526
Time	459,108	-	459,993	-	459,993
Total Deposits	1,722,026	1,262,918	459,993	-	1,722,911
Subordinated Debentures	10,310	-	5,750	-	5,750
Accrued Interest Payable	498	-	498	-	498

December 31, 2011	Carrying	Estimated
(in thousands)	Amount	Fair Value
Assets:
Cash and Cash Equivalents	$101,660	$101,660
Investment Securities Available-for-Sale	479,820	479,820
Investment Securities Held-to-Maturity	63,092	65,874
FHLB Stock	7,035	N/A
Loans, Net of Deferred Loan Fees & Allowance	1,130,061	1,162,261
Accrued Interest Receivable	6,368	6,368
Liabilities:
Deposits:
Demand	389,639	389,639
Interest-Bearing	1,236,558	1,237,849
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,530	63,000
Subordinated Debentures	10,310	5,953
Accrued Interest Payable	911	911

Fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

19. Commitments and Contingencies

In the normal course of business, the Company enters in to financial instruments with off balance sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These instruments include commitments to extend credit, letters of credit, and other types of financial guarantees. The Company had the following off balance sheet commitments as of the dates indicated.

Off Balance Sheet Arrangements

(in thousands)	December 31, 2012	December 31, 2011
Commitments to Extend Credit	$334,772	$300,572
Letters of Credit	5,281	5,087
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	1,796	416

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Outstanding standby letters of credit have maturity dates ranging from 1 to 48 months with final expiration in January 2017. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company is obligated under a number of noncancellable operating leases for premises and equipment used for banking purposes. Minimum future rental commitments under noncancellable operating leases as of December 31, 2012, were $279,000, $292,000, $287,000, $122,000, and $14,000 for the years 2013 through 2017.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

The Company may be required to maintain average reserves on deposit with the Federal Reserve Bank primarily based on deposits outstanding. There were no reserve requirements during 2012 or 2011.

20. Recent Accounting Developments

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented either in a single continuous statement or in two separate consecutive statements. The adoption of this amendment had no impact on the consolidated financial statements as the current presentation of comprehensive income complied with this amendment.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

21. Parent Company Financial Information

The following financial information is presented as of December 31st for the periods indicated.

Farmers & Merchants Bancorp
Condensed Balance Sheets

(in thousands)	2012	2011
Cash	$212	$398
Investment in Farmers & Merchants Bank of Central California	214,755	199,177
Investment Securities	410	410
Capital Leases	-	1
Other Assets	267	49
Total Assets	$215,644	$200,035

Subordinated Debentures	$10,310	$10,310
Liabilities	301	379
Shareholders' Equity	205,033	189,346
Total Liabilities and Shareholders' Equity	$215,644	$200,035

Farmers & Merchants Bancorp
Condensed Statements of Income

	Year Ended December 31,
(in thousands)	2012	2011	2010
Equity in Undistributed Earnings in Farmers & Merchants Bank of Central California	$13,247	$12,715	$11,938
Dividends from Subsidiary	10,900	10,325	10,000
Interest Income	10	10	10
Other Expenses, Net	(1,386)	(1,443)	(1,425)
Tax Benefit	578	602	595
Net Income	$23,349	$22,209	$21,118

Farmers & Merchants Bancorp
Condensed Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cash Flows from Operating Activities:
Net Income	$23,349	$22,209	$21,118
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Net Earnings from Subsidiary	(13,247)	(12,715)	(11,938)
Net (Increase) Decrease in Other Assets	(216)	(3)	52
Net (Decrease) Increase in Liabilities	(78)	56	(1)
Net Cash Provided by Operating Activities	9,808	9,547	9,231
Investing Activities:
Securities Purchased	-	(1,296)	-
Securities Sold or Matured	-	1,196	-
Net Cash Used by Investing Activities	-	(100)	-
Financing Activities:
Stock Repurchased	(576)	-	(608)
Cash Dividends	(9,418)	(9,158)	(8,855)
Net Cash Used by Financing Activities	(9,994)	(9,158)	(9,463)
(Decrease) Increase in Cash and Cash Equivalents	(186)	289	(232)
Cash and Cash Equivalents at Beginning of Year	398	109	341
Cash and Cash Equivalents at End of Year	$212	$398	$109

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

The Company maintains controls and procedures designed to ensure that all relevant information is recorded and reported in all filings of financial reports. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2012.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Management’s report on internal control over financial reporting is set forth in “Item 8. Financial Statements and Supplementary Data,” and is incorporated herein by reference. Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report, was engaged to audit the effectiveness of the Company’s internal control over financial reporting. The report of Crowe Horwath LLP, which is set forth in “Item 8. Financial Statements and Supplementary Data,” is incorporated herein by reference.

Item 9A(T).	Controls and Procedures

Not Applicable

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding the Named Executive Officers of the Company and/or Bank:

Name and Position(s)	Age	Principal Occupation during the Past Five Years
Kent A. Steinwert Chairman, President & Chief Executive Officer of the Company and Bank	60	Chairman, President & Chief Executive Officer of the Company and Bank since May 1, 2010. President & Chief Executive Officer of the Company and Bank up to April 30, 2010.

Deborah E. Hodkin Executive Vice President & Chief Administrative Officer of the Bank	50	Executive Vice President & Chief Administrative Officer of the Bank.

Stephen W. Haley Executive Vice President & Chief Financial Officer & Secretary of the Company and Bank	59	Executive Vice President & Chief Financial Officer of the Company and Bank.

Kenneth W. Smith Executive Vice President & Senior Credit Officer of the Company and Bank	53	Executive Vice President & Senior Credit Officer of the Company and Bank since August 9, 2011. Executive Vice President & Head of Business Markets of the Bank up to August 8, 2011.

Christa L. Steele Executive Vice President & Wholesale Banking Manager of the Bank	38	Executive Vice President & Wholesale Banking Manager of the Bank since August 1, 2011. Senior Vice President of the Bank up to July 31, 2011.

Also, see “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders which will be filed with the SEC and which is incorporated herein by reference. During 2012 there were no changes in procedures for the election of directors.

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

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A. The Company does not have any equity compensation plans, which require disclosure under Item 201(d) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

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

Farmers & Merchants Bancorp
(Registrant)

	By	/s/ Stephen W. Haley
Dated: March 13, 2013		Stephen W. Haley
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2013.

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

10.1
Amended and Restated Employment Agreement dated February 14, 2012, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed on Registrant’s Form 10-K for the year ended December 31, 2011, is incorporated herein by reference.

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

10.7	Employment Agreement dated August 1, 2011, between Farmers & Merchants Bank of Central California and Christa L. Steele, filed on Registrant’s Form 10-K for the year ended December 31, 2012.
10.15	Executive Retirement Plan – Performance Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.
10.16	Executive Retirement Plan – Retention Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.
10.17	Executive Retirement Plan – Salary Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.
10.18
Deferred Compensation Plan of Farmers & Merchants Bank of Central California, as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.

10.19	Executive Retirement Plan – Equity Component, amended and restated on December 3, 2012, filed on Registrant’s Form 10-K for the year ended December 31, 2012.
10.20	Senior Management Retention Plan, filed on Registrant’s Form 10-K for the year ended December 31, 2012.

14	Code of Conduct of Farmers & Merchants Bancorp, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
21	Subsidiaries of the Registrant, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document