Form 10-Q
period 2013-03-31
FARMERS & MERCHANTS BANCORP
filed 2013-05-09
CIK 1085913

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares of common stock of the registrant:  Par value $0.01, authorized 7,500,000 shares; issued and outstanding 777,882 as of April 30, 2013.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets

(in thousands)
	March 31,	December 31,	March 31,
	2013	2012	2012
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$30,753	$47,366	$33,489
Interest Bearing Deposits with Banks	12,780	82,060	52,216
Total Cash and Cash Equivalents	43,533	129,426	85,705

Investment Securities:
Available-for-Sale	515,573	417,991	531,817
Held-to-Maturity	67,708	68,392	66,416
Total Investment Securities	583,281	486,383	598,233

Loans	1,226,695	1,246,902	1,158,283
Less: Allowance for Credit Losses	34,255	34,217	32,942
Loans, Net	1,192,440	1,212,685	1,125,341

Premises and Equipment, Net	22,551	22,901	23,751
Bank Owned Life Insurance	50,711	50,253	47,874
Interest Receivable and Other Assets	79,045	73,038	64,813
Total Assets	$1,971,561	$1,974,686	$1,945,717

Liabilities
Deposits:
Demand	$417,341	$462,251	$371,760
Interest Bearing Transaction	257,171	259,141	230,323
Savings and Money Market	590,323	541,526	528,527
Time	450,331	459,108	513,432
Total Deposits	1,715,166	1,722,026	1,644,042

Securities Sold Under Agreements to Repurchase	-	-	60,000
Federal Home Loan Bank Advances	-	-	514
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	36,280	37,317	34,693
Total Liabilities	1,761,756	1,769,653	1,749,559

Shareholders' Equity
Preferred Stock	-	-	-
Common Stock	8	8	8
Additional Paid-In Capital	75,014	75,014	75,410
Retained Earnings	129,263	123,012	115,271
Accumulated Other Comprehensive Income	5,520	6,999	5,469
Total Shareholders' Equity	209,805	205,033	196,158
Total Liabilities and Shareholders' Equity	$1,971,561	$1,974,686	$1,945,717
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)

(in thousands except per share data)	Three Months
	Ended March 31,
	2013	2012
Interest Income
Interest and Fees on Loans	$15,445	$16,475
Interest on Deposits with Banks	44	53
Interest on Investment Securities:
Taxable	2,106	2,808
Exempt from Federal Tax	660	630
Total Interest Income	18,255	19,966

Interest Expense
Deposits	683	1,057
Borrowed Funds	-	543
Subordinated Debentures	81	88
Total Interest Expense	764	1,688

Net Interest Income	17,491	18,278
Provision for Credit Losses	-	220
Net Interest Income After Provision for Credit Losses	17,491	18,058

Non-Interest Income
Service Charges on Deposit Accounts	1,104	1,213
Net Gain on Sale of Investment Securities	735	-
Increase in Cash Surrender Value of Life Insurance	457	456
Debit Card and ATM Fees	727	723
Net Gain on Deferred Compensation Investments	1,690	931
Other	784	600
Total Non-Interest Income	5,497	3,923

Non-Interest Expense
Salaries and Employee Benefits	8,045	7,921
Net Gain on Deferred Compensation Investments	1,690	931
Occupancy	621	641
Equipment	695	718
Legal Fees	197	395
FDIC Insurance	240	242
Other	1,471	1,274
Total Non-Interest Expense	12,959	12,122

Income Before Income Taxes	10,029	9,859
Provision for Income Taxes	3,778	3,669
Net Income	$6,251	$6,190
Basic Earnings Per Common Share	$8.04	$7.94
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months
	Ended March 31,
	2013	2012
Net Income	$6,251	$6,190

Other Comprehensive Income
(Decrease) Increase in Net Unrealized Gains on Available-for-Sale Securities	(1,817)	1,383
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	(735)	-
Deferred Tax Benefit (Expense)	1,073	(581)
Change in Net Unrealized Gains on Available-for-Sale Securities, Net of Tax	(1,479)	802

Total Other Comprehensive Income	(1,479)	802

Comprehensive Income	$4,772	$6,992
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)

(in thousands except share data)					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income, net	Equity
Balance, January 1, 2012	779,424	$8	$75,590	$109,081	$4,667	$189,346
Net Income		-	-	6,190	-	6,190
Repurchase of Common Stock	(485)	-	(180)	-	-	(180)
Change in Net Unrealized Gains on Securities Available-for-Sale		-	-	-	802	802
Balance, March 31, 2012	778,939	$8	$75,410	$115,271	$5,469	$196,158

Balance, January 1, 2013	777,882	$8	$75,014	$123,012	$6,999	$205,033
Net Income		-	-	6,251	-	6,251
Repurchase of Common Stock	-	-	-	-	-	-
Change in Net Unrealized Gains on Securities Available-for-Sale		-	-	-	(1,479)	(1,479)
Balance, March 31, 2013	777,882	$8	$75,014	$129,263	$5,520	$209,805
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
(in thousands)	2013	2012
Operating Activities:
Net Income	$6,251	$6,190
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	-	220
Depreciation and Amortization	395	441
Net Amortization of Investment Security Premiums & Discounts	957	825
Net Gain on Sale of Investment Securities	(735)	-
Net Change in Operating Assets & Liabilities:
Net (Increase) Decrease in Interest Receivable and Other Assets	(5,322)	7,733
Net (Decrease) Increase in Interest Payable and Other Liabilities	(1,037)	1,392
Net Cash Provided by Operating Activities	509	16,801
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(219,545)	(98,147)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	119,128	46,706
Purchase of Investment Securities Held-to-Maturity	(115)	(4,144)
Proceeds from Matured or Called Securities Held-to-Maturity	790	814
Net Loans Paid, Originated or Acquired	20,172	4,464
Principal Collected on Loans Previously Charged Off	73	36
Additions to Premises and Equipment	(45)	(134)
Net Cash Used by Investing Activities	(79,542)	(50,405)
Financing Activities:
Net (Decrease) Increase in Deposits	(6,860)	17,845
Net Changes in Other Borrowings	-	(16)
Common Stock Repurchases	-	(180)
Net Cash (Used) Provided by Financing Activities	(6,860)	17,649
Decrease in Cash and Cash Equivalents	(85,893)	(15,955)
Cash and Cash Equivalents at Beginning of Period	129,426	101,660
Cash and Cash Equivalents at End of Period	$43,533	$85,705
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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three-month period ended March 31, 2013 may not necessarily be indicative of future operating results.

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

Allowance for Credit Losses
The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company's loan portfolio as of the balance-sheet date. The allowance is established through a provision for credit losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.

The determination of the general reserve for loans that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, qualitative factors to include economic trends in the Company's service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include: (1) commercial real estate; (2) agricultural real estate; (3) real estate construction (including land and development loans); (4) residential 1st mortgages; (5) home equity lines and loans; (6) agricultural; (7) commercial; and (8) consumer and other. The allowance for credit losses attributable to each portfolio segment, which includes both individually evaluated impaired loans and loans that are collectively evaluated for impairment, is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

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

The general reserve component of the allowance for credit losses also consists of reserve factors that are based on management's assessment of the following for each portfolio segment: (1) inherent credit risk; (2) historical losses; and (3) other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below:

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

Residential 1st Mortgages and Home Equity Lines and Loans – The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments, although this is not always true as evidenced by the weakness in residential real estate values over the past five years. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

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

Other Real Estate
Other real estate, which is included in other assets, is expected to be sold and is comprised of properties no longer utilized for business operations and property acquired through foreclosure in satisfaction of indebtedness. These properties are recorded at fair value less estimated selling costs upon acquisition. Revised estimates to the fair value less cost to sell are reported as adjustments to the carrying amount of the asset, provided that such adjusted value is not in excess of the carrying amount at acquisition. Initial losses on properties acquired through full or partial satisfaction of debt are treated as credit losses and charged to the allowance for credit losses at the time of acquisition. Subsequent declines in value from the recorded amounts, routine holding costs, and gains or losses upon disposition, if any, are included in non-interest income or expense as incurred.

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

The Company follows the standards set forth in the “Income Taxes” topic of the FASB Accounting Standard Codification (“ASC”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of or for the period ended March 31, 2013, December 31, 2012 or March 31, 2012.

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

	Amortized	Gross Unrealized		Fair/Book
March 31, 2013	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$26,436	$256	$-	$26,692
Obligations of States and Political Subdivisions	5,643	-	-	5,643
Mortgage Backed Securities (1)	423,298	10,273	1,286	432,285
Corporate Securities	49,846	321	39	50,128
Other	825	-	-	825
Total	$506,048	$10,850	$1,325	$515,573

	Amortized	Gross Unrealized		Fair/Book
December 31, 2012	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$26,546	$277	$-	$26,823
Obligations of States and Political Subdivisions	5,665	-	-	5,665
Mortgage Backed Securities (1)	341,212	11,570	10	352,772
Corporate Securities	22,318	252	12	22,558
Other	10,173	-	-	10,173
Total	$405,914	$12,099	$22	$417,991

	Amortized	Gross Unrealized		Fair/Book
March 31, 2012	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$66,995	$347	$-	$67,342
Obligations of States and Political Subdivisions	5,753	-	-	5,753
Mortgage Backed Securities (1)	439,222	9,347	258	448,311
Corporate Securities	344	-	-	344
Other	10,067	-	-	10,067
Total	$522,381	$9,694	$258	$531,817

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
March 31, 2013	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$65,165	$1,896	$22	$67,039
Mortgage Backed Securities (1)	341	8	-	349
Other	2,202	-	-	2,202
Total	$67,708	$1,904	$22	$69,590

	Book	Gross Unrealized		Fair
December 31, 2012	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$65,694	$2,296	$3	$67,987
Mortgage Backed Securities (1)	484	12	-	496
Other	2,214	-	-	2,214
Total	$68,392	$2,308	$3	$70,697

	Book	Gross Unrealized		Fair
March 31, 2012	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$63,174	$2,565	$-	$65,739
Mortgage Backed Securities (1)	1,003	37	-	1,040
Other	2,239	-	-	2,239
Total	$66,416	$2,602	$-	$69,018

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at March 31, 2013 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair/Book	Book	Fair
March 31, 2013	Cost	Value	Value	Value
Within one year	$11,424	$11,475	$1,775	$1,788
After one year through five years	64,583	64,968	12,144	12,527
After five years through ten years	1,315	1,417	38,182	39,602
After ten years	5,428	5,428	15,266	15,324
	82,750	83,288	67,367	69,241

Investment securities not due at a single maturity date:
Mortgage-backed securities	423,298	432,285	341	349

Total	$506,048	$515,573	$67,708	$69,590

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2013	Value	Loss	Value	Loss	Value	Loss

Securities Available-for-Sale
Mortgage Backed Securities	$115,238	$1,286	$-	$-	$115,238	$1,286
Corporate Securities	18,691	39	-	-	18,691	39
Total	$133,929	$1,325	$-	$-	$133,929	$1,325

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$2,841	$22	$-	$-	$2,841	$22
Total	$2,841	$22	$-	$-	$2,841	$22

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Loss	Value	Loss	Value	Loss

Securities Available-for-Sale
Mortgage Backed Securities	$4,542	$10	$-	$-	$4,542	$10
Corporate Securities	3,442	12	-	-	3,442	12
Total	$7,984	$22	$-	$-	$7,984	$22

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$528	$3	$-	$-	$528	$3
Total	$528	$3	$-	$-	$528	$3

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2012	Value	Loss	Value	Loss	Value	Loss

Securities Available-for-Sale
Mortgage Backed Securities	$56,721	$258	$-	$-	$56,721	$258
Total	$56,721	$258	$-	$-	$56,721	$258

As of March 31, 2013, the Company held 355 investment securities of which 27 were in a loss position for less than twelve months.  No securities were in a loss position for twelve months or more.  Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – There were no unrealized losses on the Company's investments in securities of government agency and government sponsored entities at March 31, 2013, December 31, 2012 and March 31, 2012.

Mortgage Backed Securities - The unrealized losses on the Company's investment in mortgage backed securities were $1.3 million, $10,000, and $258,000 at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

Obligations of States and Political Subdivisions - The financial problems experienced by certain municipalities over the past five years, along with the financial stresses exhibited by some of the large monoline bond insurers have increased the overall risk associated with bank-qualified municipal bonds. As of March 31, 2013, over ninety-three percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the seven percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligation of states and political subdivision were $22,000, $3,000, and $0 at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013 and December 31, 2012.

Corporate Securities - The unrealized losses on the Company’s investment in corporate securities were $39,000. $12,000, and $0 at March 31, 2013, December 31, 2012, and March 31, 2012. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013 and December 31, 2012.

Proceeds from sales and calls of securities available-for-sale were as follows:

(in thousands)	Proceeds	Gains	Losses
Three Months Ended March 31, 2013	$45,259	$749	$14
Three Months Ended March 31, 2012	25,000	-	-

Pledged Securities
As of March 31, 2013, securities carried at $300.2 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2012, was $296.9 million.

3. Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

March 31, 2013	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2013	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$854	$34,217
Charge-Offs	-	-	-	(16)	(1)	-	-	(18)	-	(35)
Recoveries	-	-	-	-	2	13	47	11	-	73
Provision	207	918	(17)	57	(27)	(1,038)	(44)	(12)	(44)	-
Ending Balance- March 31, 2013	$6,671	$3,795	$969	$1,260	$3,209	$9,412	$7,966	$163	$810	$34,255
Ending Balance Individually Evaluated for Impairment	-	263	-	-	153	1,022	210	58	-	1,706
Ending Balance Collectively Evaluated for Impairment	6,671	3,532	969	1,260	3,056	8,390	7,756	105	810	32,549
Loans:
Ending Balance	$360,893	$318,823	$32,681	$145,419	$40,141	$181,725	$142,115	$4,898	$-	$1,226,695
Ending Balance Individually Evaluated for Impairment	107	5,335	-	735	398	3,740	533	58	-	10,906
Ending Balance Collectively Evaluated for Impairment	360,786	313,488	32,681	144,684	39,743	177,985	141,582	4,840	-	1,215,789

December 31, 2012	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2012	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$614	$33,017
Charge-Offs	-	-	-	(152)	(259)	(294)	(198)	(145)	-	(1,048)
Recoveries	-	90	-	53	14	61	117	63	-	398
Provision	641	204	(947)	67	(266)	2,543	(689)	57	240	1,850
Ending Balance- December 31, 2012	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$854	$34,217
Ending Balance Individually Evaluated for Impairment	-	-	-	-	173	996	144	61	-	1,374
Ending Balance Collectively Evaluated for Impairment	6,464	2,877	986	1,219	3,062	9,441	7,819	121	854	32,843
Loans:
Ending Balance	$350,548	$311,992	$32,680	$140,257	$42,042	$221,032	$143,293	$5,058	$-	$1,246,902
Ending Balance Individually Evaluated for Impairment	289	5,423	-	657	980	3,937	250	61	-	11,597
Ending Balance Collectively Evaluated for Impairment	350,259	306,569	32,680	139,600	41,062	217,095	143,043	4,997	-	1,235,305

March 31, 2012	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance - January 1, 2012	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$614	$33,017
Charge-Offs	-	-	-	-	(69)	-	(198)	(64)	-	(331)
Recoveries	-	-	-	-	8	2	8	18	-	36
Provision	(1,380)	192	268	44	(133)	628	94	1	506	220
Ending Balance - March 31, 2012	$4,443	$2,775	$2,201	$1,295	$3,552	$8,757	$8,637	$162	$1,120	$32,942
Ending Balance Individually Evaluated for Impairment	-	-	-	48	114	846	51	22	-	1,081
Ending Balance Collectively Evaluated for Impairment	4,443	2,775	2,201	1,247	3,438	7,911	8,586	140	1,120	31,861
Loans:
Ending Balance	$321,161	$277,631	$32,036	$111,660	$49,094	$200,034	$160,066	$6,601	$-	$1,158,283
Ending Balance Individually Evaluated for Impairment	1,137	933	-	406	1,007	1,155	339	22	-	4,999
Ending Balance Collectively Evaluated for Impairment	320,024	276,698	32,036	111,254	48,087	198,879	159,727	6,579	-	1,153,284

The following tables show the loan portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

March 31, 2013	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$336,525	$15,273	$9,095	$360,893
Agricultural Real Estate	308,475	3,799	6,549	318,823
Real Estate Construction	26,472	6,209	-	32,681
Residential 1st Mortgages	142,951	1,376	1,092	145,419
Home Equity Lines & Loans	38,870	-	1,271	40,141
Agricultural	177,245	980	3,500	181,725
Commercial	135,375	6,289	451	142,115
Consumer & Other	4,644	-	254	4,898
Total	$1,170,557	$33,926	$22,212	$1,226,695

December 31, 2012	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$326,037	$15,528	$8,983	$350,548
Agricultural Real Estate	299,642	6,605	5,745	311,992
Real Estate Construction	26,445	6,235	-	32,680
Residential 1st Mortgages	137,998	1,192	1,067	140,257
Home Equity Lines & Loans	40,866	-	1,176	42,042
Agricultural	216,164	1,168	3,700	221,032
Commercial	137,217	5,586	490	143,293
Consumer & Other	4,737	-	321	5,058
Total	$1,189,106	$36,314	$21,482	$1,246,902

March 31, 2012	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$283,721	$29,510	$7,930	$321,161
Agricultural Real Estate	250,827	22,541	4,263	277,631
Real Estate Construction	23,876	3,217	4,943	32,036
Residential 1st Mortgages	109,453	1,454	753	111,660
Home Equity Lines & Loans	47,468	-	1,626	49,094
Agricultural	193,600	3,295	3,139	200,034
Commercial	157,953	1,614	499	160,066
Consumer & Other	6,348	-	253	6,601
Total	$1,073,246	$61,631	$23,406	$1,158,283

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans outstanding at March 31, 2013, December 31, 2012, and March 31, 2012, rated doubtful or loss.

The following tables show an aging analysis of the loan portfolio by the time past due at the dates indicated
(in thousands):

	30-89 Days	90 Days and		Total Past		Total
March 31, 2013	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$364	$-	$-	$364	$360,529	$360,893
Agricultural Real Estate	893	-	5,335	6,228	312,595	318,823
Real Estate Construction	-	-	-	-	32,681	32,681
Residential 1st Mortgages	-	-	405	405	145,014	145,419
Home Equity Lines & Loans	275	-	195	470	39,671	40,141
Agricultural	-	-	3,237	3,237	178,488	181,725
Commercial	-	-	287	287	141,828	142,115
Consumer & Other	178	-	19	197	4,701	4,898
Total	$1,710	$-	$9,478	$11,188	$1,215,507	$1,226,695

	30-89 Days	90 Days and		Total Past		Total
December 31, 2012	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$150	$-	$-	$150	$350,398	$350,548
Agricultural Real Estate	-	-	5,423	5,423	306,569	311,992
Real Estate Construction	-	-	-	-	32,680	32,680
Residential 1st Mortgages	23	-	445	468	139,789	140,257
Home Equity Lines & Loans	70	-	213	283	41,759	42,042
Agricultural	-	-	3,198	3,198	217,834	221,032
Commercial	293	-	-	293	143,000	143,293
Consumer & Other	11	-	19	30	5,028	5,058
Total	$547	$-	$9,298	$9,845	$1,237,057	$1,246,902

	30-89 Days	90 Days and		Total Past		Total
March 31, 2012	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$-	$-	$831	$831	$320,330	$321,161
Agricultural Real Estate	594	-	934	1,528	276,103	277,631
Real Estate Construction	-	-	-	-	32,036	32,036
Residential 1st Mortgages	-	-	391	391	111,269	111,660
Home Equity Lines & Loans	221	-	523	744	48,350	49,094
Agricultural	-	-	846	846	199,188	200,034
Commercial	-	-	213	213	159,853	160,066
Consumer & Other	57	-	22	79	6,522	6,601
Total	$872	$-	$3,760	$4,632	$1,153,651	$1,158,283

The following tables show information related to impaired loans for the periods indicated (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2013	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$107	$110	$-	$198	$2
Agricultural Real Estate	3,508	3,500	-	4,473	-
Residential 1st Mortgages	736	782	-	697	3
Home Equity Lines & Loans	249	268	-	521	1
Agricultural	1,753	1,783	-	1,843	-
Commercial	103	110	-	105	2
	$6,456	$6,553	$-	$7,837	$8
With an allowance recorded:
Agricultural Real Estate	$1,841	$1,834	$263	$921	$-
Home Equity Lines & Loans	153	196	153	174	-
Agricultural	1,988	2,004	1,022	1,997	8
Commercial	143	144	210	144	2
Consumer & Other	345	354	58	203	1
	$4,470	$4,532	$1,706	$3,439	$11
Total	$10,926	$11,085	$1,706	$11,276	$19

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2012	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$289	$289	$-	$506	$20
Agricultural Real Estate	5,437	5,454	-	2,611	-
Residential 1st Mortgages	658	761	-	458	3
Home Equity Lines & Loans	792	871	-	775	23
Agricultural	1,932	1,954	-	1,159	19
Commercial	106	106	-	144	6
	9,214	9,435	-	5,653	71
With an allowance recorded:
Residential 1st Mortgages	$-	$-	$-	$54	$-
Home Equity Lines & Loans	194	237	173	182	4
Agricultural	2,006	2,019	996	997	1
Commercial	144	144	144	159	4
Consumer & Other	61	63	61	31	-
	$2,405	$2,463	$1,374	$1,423	$9
Total	$11,619	$11,898	$1,374	$7,076	$80

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2012	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$1,142	$1,136	$-	$1,349	$3
Agricultural Real Estate	934	1,183	-	945	-
Residential 1st Mortgages	297	309	-	758	-
Home Equity Lines & Loans	822	850	-	646	4
Agricultural	309	309	-	286	4
Commercial	239	315	-	214	-
	$3,743	$4,102	$-	$4,196	$11
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$1,509	$-
Residential 1st Mortgages	108	109	48	54	-
Home Equity Lines & Loans	187	190	114	150	1
Agricultural	847	1,577	846	962	-
Commercial	100	106	51	102	-
Consumer & Other	22	23	22	23	-
	$1,264	$2,005	$1,081	$2,799	$1
Total	$5,007	$6,107	$1,081	$6,995	$12

Total recorded investment shown in the prior table will not equal the total ending balance of loans individually evaluated for impairment on the allocation of allowance table. This is because the calculation of recorded investment for purposes of this table only takes into account charge-offs, net deferred loans fees & costs, unamortized premium or discount, and accrued interest.

At March 31, 2013, the Company allocated $444,000 of specific reserves to $2.1 million of troubled debt restructured loans, of which $1.4 million were performing. The Company had no commitments at March 31, 2013 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three-month period ending March 31, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods of 5 years. Modifications involving an extension of the maturity date were for periods ranging from 16 months to 10 years.

The following table presents loans by class modified as troubled debt restructured loans during the three-month period ended March 31, 2013 (in thousands):

	March 31, 2013
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	4	$306	$290
Home Equity Lines & Loans	1	16	15
Commercial	2	292	292
Total	7	$614	$597

The TDRs described above increased the allowance for credit losses by $61,000 and resulted in charge-offs of $17,000 for the three-month period ending March 31, 2013.

During the three-months ended March 31, 2013, there were no payment defaults on loans modified as troubled debt restructurings within twelve months following the modification The Company considers a loan to be in payment default once it is greater than 90 days contractually past due under the modified terms.

At December 31, 2012, the Company allocated $401,000 of specific reserves to $2.6 million of troubled debt restructured loans, of which $2.3 million were performing. The Company had no commitments at December 31, 2012, to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the twelve-month period ending December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 2 years to 5 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 10 years.

The following table presents loans by class modified as troubled debt restructured loans during the twelve-month period ended December 31, 2012 (in thousands):

	December 31, 2012
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate	1	$116	$116
Residential 1st Mortgages	2	216	201
Home Equity Lines & Loans	7	529	480
Agricultural	4	858	858
Commercial	3	273	273
Consumer & Other	1	41	41
Total	18	$2,033	$1,969

The TDRs described above increased the allowance for credit losses by $53,000 and resulted in charge-offs of $64,000 during the year ended December 31, 2012.

During the twelve-month period ended December 31, 2012, there were no payment defaults on loans modified as troubled debt restructurings within twelve months following the modification.

At March 31, 2012, the Company allocated $44,000 of specific reserves to $1.3 million of troubled debt restructured loans, of which $1.2 million were performing. The Company had no commitments at March 31, 2012, to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three-month period ending March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods of 5 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to15 years.

The following table presents loans by class modified as troubled debt restructured loans during the three-month period ended March 31, 2012 (in thousands):

	March 31, 2012
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate	1	$116	$116
Residential 1st Mortgages	3	116	110
Home Equity Lines & Loans	1	74	68
Agricultural	1	180	180
Commercial	2	126	126
Total	8	$612	$600

The TDRs described above resulted in charge-offs of $12,000 but did not increase the allowance for credit losses for the three-month period ending March 31, 2012.

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

The Company does not record all loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for credit losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value when the loan is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan as nonrecurring Level 2. Otherwise, the Company records the impaired loan as nonrecurring Level 3.

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

		Fair Value Measurements At March 31, 2013, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$26,692	$21,612	$5,080	$-
Obligations of States and Political Subdivisions	5,643	-	-	5,643
Mortgage Backed Securities	432,285	-	432,285	-
Corporate Securities	50,128	9,373	40,755	-
Other	825	515	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$515,573	$31,500	$478,430	$5,643

		Fair Value Measurements At December 31, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$26,823	$21,731	$5,092	$-
Obligations of States and Political Subdivisions	5,665	-	-	5,665
Mortgage Backed Securities	352,772	-	352,772	-
Corporate Securities	22,558	4,020	18,538	-
Other	10,173	9,863	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$417,991	$35,614	$376,712	$5,665

		Fair Value Measurements At March 31, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$67,342	$20,970	$46,372	$-
Obligations of States and Political Subdivisions	5,753	-	-	5,753
Mortgage Backed Securities	448,311	-	448,311	-
Corporate Securities	344	-	344	-
Other	10,067	9,657	410	-
Total Assets Measured at Fair Value On a Recurring Basis	$531,817	$30,627	$495,437	$5,753

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the quarters ended March 31, 2013 and 2012, there were no transfers in or out of level 1, 2, or 3. The following table presents changes in level 3 assets measured at fair value on a recurring basis.

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Balance at Beginning of Period	$5,665	$5,782
Total Realized and Unrealized Gains/(Losses) Included in Income	-	-
Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	-	-
Purchase of Securities	-	-
Sales, Maturities, and Calls of Securities	(22)	(29)
Net Transfers In/(Out) of Level 3	-	-
Balance at End of Period	$5,643	$5,753

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

		Fair Value Measurements At March 31, 2013, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Agricultural Real Estate	$1,572	$-	$-	$1,572
Residential 1st Mortgage	289	-	-	289
Home Equity Lines and Loans	15	-	-	15
Agricultural	965	-	-	965
Commercial	220	-	-	220
Total Impaired Loans	3,061	-	-	3,061
Other Real Estate
Real Estate Construction	2,553	-	-	2,553
Agricultural Real Estate	1,910	-	-	1,910
Agricultural	280	-	-	280
Total Other Real Estate	4,743	-	-	4,743
Total Assets Measured at Fair Value On a Non-Recurring Basis	$7,804	$-	$-	$7,804

The fair value of impaired loans with a specific reserve or a partial charge-off was $3.0 million, net of an allowance for credit losses of $1.7 million.

ORE was $4.7 million, net of a $4.1 million valuation allowance. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income.

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

The fair value of impaired loans with a specific reserve or a partial charge-off or was $1.7 million, net of an allowance for credit losses of $1.4 million. The fair value of ORE was $2.6 million, net of a $4.1 million valuation allowance.

		Fair Value Measurements At March 31, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Commercial Real Estate	$61	$-	$-	$61
Home Equity Lines and Loans	225	-	-	225
Commercial	49	-	-	49
Total Impaired Loans	335	-	-	335
Other Real Estate
Real Estate Construction	2,553	-	-	2,553
Residential 1st Mortgage	371	-	-	371
Total Other Real Estate	2,924	-	-	2,924
Total Assets Measured at Fair Value On a Non-Recurring Basis	$3,259	$-	$-	$3,259

The fair value of impaired loans with a specific reserve or a partial charge-off or was $335,000, net of an allowance for credit losses of $1.1 million. The fair value of ORE was $2.9 million, net of a $4.1 million valuation allowance.

5. Fair Value of Financial Instruments

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
March 31, 2013 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$43,533	$43,533	$-	$-	$43,533

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	26,692	21,612	5,080	-	26,692
Obligations of States and Political Subdivisions	5,643	-	-	5,643	5,643
Mortgage Backed Securities	432,285		432,285	-	432,285
Corporate Securities	50,128	9,373	40,755	-	50,128
Other	825	515	310	-	825
Total Investment Securities Available-for-Sale	515,573	31,500	478,430	5,643	515,573

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	65,165	-	59,757	7,282	67,039
Mortgage Backed Securities	341	-	349	-	349
Other	2,202	-	2,202	-	2,202
Total Investment Securities Held-to-Maturity	67,708	-	62,308	7,282	69,590

FHLB Stock	7,368	N/A	N/A	N/A	N/A
Loans, Net of Deferred Loan Fees & Allowance:
Commercial Real Estate	354,222	-	-	358,684	358,684
Agricultural Real Estate	315,028	-	-	321,212	321,212
Real Estate Construction	31,712	-	-	32,070	32,070
Residential 1st Mortgages	144,159	-	-	149,062	149,062
Home Equity Lines and Loans	36,932	-	-	39,477	39,477
Agricultural	172,313	-	-	171,562	171,562
Commercial	134,149	-	-	133,299	133,299
Consumer & Other	4,735	-	-	4,769	4,769
Unallocated Allowance	(810)	-	-	(810)	(810)
Total Loans, Net of Deferred Loan Fees & Allowance	1,192,440	-	-	1,209,325	1,209,325
Accrued Interest Receivable	6,661	-	6,661	-	6,661

Liabilities:
Deposits:
Demand	417,341	417,341	-	-	417,341
Interest Bearing Transaction	257,171	257,171	-	-	257,171
Savings and Money Market	590,323	590,323	-	-	590,323
Time	450,331	-	451,084	-	451,084
Total Deposits	1,715,166	1,264,835	451,084	-	1,715,919
FHLB Advances & Securities Sold Under Agreement to Repurchase	-	-	-	-	-
Subordinated Debentures	10,310	-	5,758	-	5,758
Accrued Interest Payable	427	-	427	-	427

		Fair Value of Financial Instruments Using
December 31, 2012 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$129,426	$129,426	$-	$-	$129,426

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	26,823	21,731	5,092	-	26,823
Obligations of States and Political Subdivisions	5,665	-	-	5,665	5,665
Mortgage Backed Securities	352,772	-	352,772	-	352,772
Corporate Securities	22,558	4,020	18,538	-	22,558
Other	10,173	9,863	310	-	10,173
Total Investment Securities Available-for-Sale	417,991	35,614	376,712	5,665	417,991

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	65,694	-	60,177	7,810	67,987
Mortgage Backed Securities	484	-	496	-	496
Other	2,214	-	2,214	-	2,214
Total Investment Securities Held-to-Maturity	68,392	-	62,887	7,810	70,697

FHLB Stock	7,368	N/A	N/A	N/A	N/A
Loans, Net of Deferred Loan Fees & Allowance:
Commercial Real Estate	344,084	-	-	349,524	349,524
Agricultural Real Estate	309,115	-	-	316,302	316,302
Real Estate Construction	31,694	-	-	32,024	32,024
Residential 1st Mortgages	139,038	-	-	144,203	144,203
Home Equity Lines and Loans	38,807	-	-	41,419	41,419
Agricultural	210,595	-	-	209,578	209,578
Commercial	135,330	-	-	134,647	134,647
Consumer & Other	4,876	-	-	4,847	4,847
Unallocated Allowance	(854)	-	-	(854)	(854)
Total Loans, Net of Deferred Loan Fees & Allowance	1,212,685	-	-	1,231,690	1,231,690
Accrued Interest Receivable	6,389	-	-	6,389	6,389

Liabilities:
Deposits:
Demand	462,251	462,251	-	-	462,251
Interest Bearing Transaction	259,141	259,141	-	-	259,141
Savings and Money Market	541,526	541,526	-	-	541,526
Time	459,108	-	459,993	-	459,993
Total Deposits	1,722,026	1,262,918	459,993	-	1,722,911
Subordinated Debentures	10,310	-	5,750	-	5,750
Accrued Interest Payable	498	-	498	-	498

		Fair Value of Financial Instruments Using
March 31, 2012 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$85,705	$85,705	$-	$-	$85,705

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	67,342	20,970	46,372	-	67,342
Obligations of States and Political Subdivisions	5,753	-	-	5,753	5,753
Mortgage Backed Securities	448,311	-	448,311	-	448,311
Corporate Securities	344	-	344	-	344
Other	10,067	9,657	410	-	10,067
Total Investment Securities Available-for-Sale	531,817	30,627	495,437	5,753	531,817

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	63,174	-	57,327	8,412	65,739
Mortgage Backed Securities	1,003	-	1,040	-	1,040
Other	2,239	-	2,239	-	2,239
Total Investment Securities Held-to-Maturity	66,416	-	60,606	8,412	69,018

FHLB Stock	7,035	N/A	N/A	N/A	N/A
Loans, Net of Deferred Loan Fees & Allowance:
Commercial Real Estate	316,718	-	-	326,891	326,891
Agricultural Real Estate	274,856	-	-	283,685	283,685
Real Estate Construction	29,835	-	-	30,029	30,029
Residential 1st Mortgages	110,365	-	-	114,402	114,402
Home Equity Lines and Loans	45,542	-	-	48,863	48,863
Agricultural	191,277	-	-	192,031	192,031
Commercial	151,429	-	-	151,175	151,175
Consumer & Other	6,439	-	-	6,560	6,560
Unallocated Allowance	(1,120)	-	-	(1,120)	(1,120)
Total Loans, Net of Deferred Loan Fees & Allowance	1,125,341	-	-	1,152,516	1,152,516
Accrued Interest Receivable	6,463	-	6,463	-	6,463

Liabilities:
Deposits:
Demand	371,760	371,760	-	-	371,760
Interest Bearing Transaction	230,323	230,323	-	-	230,323
Savings and Money Market	528,527	528,527	-	-	528,527
Time	513,432	-	514,503	-	514,503
Total Deposits	1,644,042	1,130,610	514,503	-	1,645,113
FHLB Advances & Securities Sold Under Agreement to Repurchase	60,514	-	62,643	-	62,643
Subordinated Debentures	10,310	-	5,895	-	5,895
Accrued Interest Payable	842	-	842	-	842

Fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013, December 31, 2012, and March 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

6. Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. No cash dividends were declared during the first quarter of 2013 or 2012.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per common share for the three months ended March 31, 2013 and 2012.

(net income in thousands)	2013	2012
Net Income	$6,251	$6,190
Average Number of Common Shares Outstanding	777,882	779,296
Basic Earnings Per Common Share Amount	$8.04	$7.94

7. Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new guidance is effective for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operation, cash flows, or disclosure.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2013. This analysis should be read in conjunction with our 2012 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include the following: (1) the current economic downturn and turmoil in financial markets and the response of federal and state regulators thereto; (2) the effect of changing regional and national economic conditions including the housing market in the Central Valley of California; (3) significant changes in interest rates and prepayment speeds; (4) credit risks of lending and investment activities; (5) changes in federal and state banking laws or regulations; (6) competitive pressure in the banking industry; (7) changes in governmental fiscal or monetary policies; (8) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (9) other factors discussed in Item 1A. Risk Factors located in the Company’s 2012 Annual Report on Form 10-K.

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

For the three months ended March 31, 2013, Farmers & Merchants Bancorp reported net income of $6,251,000, earnings per share of $8.04 and return on average assets of 1.28%. Return on average shareholders’ equity was 12.04% for the three months ended March 31, 2013.

For the three months ended March 31, 2012, Farmers & Merchants Bancorp reported net income of $6,190,000, earnings per share of $7.94 and return on average assets of 1.29%. Return on average shareholders’ equity was 12.80% for the three months ended March 31, 2012.

The primary reasons for the Company’s improved earnings performance in the first quarter of 2013 as compared to the same period last year were: (1) a $220,000 decrease in the loan loss provision; (2) a $198,000 decrease in legal fee expenses; and (3) a $735,000 increase in net gain on investment securities. These positive impacts were partially offset by: (1) a $109,000 decrease in service charges on deposit accounts; (2) a $124,000 increase in salaries and employee benefits; and (3) a $787,000 decrease in net interest income.

The following is a summary of the financial results for the three-month period ended March 31, 2013 compared to March 31, 2012.

•	Net income increased 1.0% to $6,251,000 from $6,190,000.

•	Earnings per share increased 1.3% to $8.04 from $7.94.

•	Total assets increased 1.3% to $1.97 billion.

•	Total loans increased 5.9% to $1.23 billion.

•	Total deposits increased 4.3% to $1.72 billion.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ended March 31, 2013 and 2012.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended March 31,			Three Months Ended March 31,
	2013			2012
Assets	Balance	Interest	Annualized Yield/Rate	Balance	Interest	Annualized Yield/Rate
Interest Bearing Deposits With Banks	$70,206	$44	0.25%	$83,877	$53	0.25%
Investment Securities
U.S. Agencies	29,835	71	0.95%	75,489	202	1.07%
Municipals - Non-Taxable	71,114	1,011	5.69%	65,379	962	5.89%
Mortgage Backed Securities	366,810	1,891	2.06%	406,869	2,598	2.55%
Other	48,637	144	1.18%	3,094	8	1.03%
Total Investment Securities	516,396	3,117	2.41%	550,831	3,770	2.74%

Loans
Real Estate	840,253	11,154	5.38%	729,282	10,992	6.06%
Home Equity Line and Loans	40,556	455	4.55%	49,947	707	5.69%
Agricultural	187,871	1,969	4.25%	201,036	2,614	5.23%
Commercial	144,532	1,777	4.99%	157,631	2,041	5.21%
Consumer	4,733	87	7.45%	6,647	118	7.14%
Other	232	3	5.24%	239	3	5.05%
Total Loans	1,218,177	15,445	5.14%	1,144,782	16,475	5.79%
Total Earning Assets	1,804,779	$18,606	4.18%	1,779,490	$20,298	4.59%

Unrealized Gain (Loss) on Securities Available-for-Sale	10,623			9,095
Allowance for Loan Losses	(34,253)			(32,859)
Cash and Due From Banks	33,086			32,733
All Other Assets	146,547			138,124
Total Assets	$1,960,782			$1,926,583

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$253,157	$29	0.05%	$225,974	$46	0.08%
Savings and Money Market	577,270	244	0.17%	524,375	351	0.27%
Time Deposits	455,171	410	0.37%	511,980	660	0.52%
Total Interest Bearing Deposits	1,285,598	683	0.22%	1,262,329	1,057	0.34%
Securities Sold Under Agreement to Repurchase	-	-	0.00%	60,000	536	3.59%
Other Borrowed Funds	87	-	0.00%	524	7	5.37%
Subordinated Debentures	10,310	81	3.19%	10,310	88	3.43%
Total Interest Bearing Liabilities	1,295,995	$764	0.24%	1,333,163	$1,688	0.51%
Interest Rate Spread			3.94%			4.08%
Demand Deposits (Non-Interest Bearing)	421,845			368,286
All Other Liabilities	35,220			31,712
Total Liabilities	1,753,060			1,733,161

Shareholders' Equity	207,722			193,422
Total Liabilities & Shareholders' Equity	$1,960,782			$1,926,583
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.07%			0.13%
Net Interest Income and Margin on Total Earning Assets		17,842	4.01%		18,610	4.21%
Tax Equivalent Adjustment		(351)			(332)
Net Interest Income		$17,491	3.93%		$18,278	4.13%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $774,000 and $684,000 for the quarters ended March 31, 2013 and 2012, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)

(in thousands)	Three Months Ended
	Mar. 31, 2013 compared to Mar. 31, 2012
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits With Banks	$(9)	$-	$(9)
Investment Securities
U.S. Agencies	(111)	(20)	(131)
Municipals - Non-Taxable	82	(33)	49
Mortgage Backed Securities	(240)	(467)	(707)
Other	135	1	136
Total Investment Securities	(134)	(519)	(653)

Loans
Real Estate	1,520	(1,358)	162
Home Equity	(122)	(130)	(252)
Agricultural	(167)	(478)	(645)
Commercial	(175)	(89)	(264)
Consumer	(35)	4	(31)
Total Loans	1,021	(2,051)	(1,030)
Total Earning Assets	878	(2,570)	(1,692)

Interest Bearing Liabilities
Interest Bearing Deposits
Transaction	5	(22)	(17)
Savings and Money Market	32	(139)	(107)
Time Deposits	(68)	(182)	(250)
Total Interest Bearing Deposits	(31)	(343)	(374)
Securities Sold Under Agreement to Repurchase	(268)	(268)	(536)
Other Borrowed Funds	(3)	(4)	(7)
Subordinated Debentures	-	(7)	(7)
Total Interest Bearing Liabilities	(302)	(622)	(924)
Total Change	$1,180	$(1,948)	$(768)

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Net interest income decreased $787,000 or 4.3% to $17.5 million during the first quarter of 2013 compared to $18.3 million for the first quarter of 2012. On a fully tax equivalent basis, net interest income decreased 4.1% and totaled $17.8 million at March 31, 2013, compared to $18.6 million at March 31, 2012. As more fully discussed below, the decrease in net interest income was primarily due to a 20 basis point decrease in net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended March 31, 2013, the Company’s net interest margin was 4.01% compared to 4.21% for the quarter ended March 31, 2012. This decrease in net interest margin was due primarily to a decline in loan and investment securities yields that exceeded a corresponding drop in funding costs.

Average loans totaled $1.2 billion for the quarter ended March 31, 2013; an increase of $73.4 million compared to the average balance for the quarter ended March 31, 2012. Loans increased from 64.3% of average earning assets at March 31, 2012 to 67.5% at March 31, 2013. As a result of the continuing impact of the sustained low rate environment since late 2008, the annualized yield on the Company’s loan portfolio declined to 5.14% for the quarter ended March 31, 2013, compared to 5.79% for the quarter ended March 31, 2012. Overall, the positive impact on interest revenue from the increase in loan balances was offset by the negative impact of a decline in yields resulting in interest revenue from loans decreasing 6.3% to $15.4 million for quarter ended March 31, 2013. The Company has been experiencing aggressive competitor pricing for loans to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans, the yield earned on investments is generally less than that of loans. Average investment securities totaled $516.4 million for the quarter ended March 31, 2013; a decrease of $34.4 million compared to the average balance for the quarter ended March 31, 2012. Tax equivalent interest income on securities decreased $653,000 to $3.1 million for the quarter ended March 31, 2013, compared to $3.8 million for the quarter ended March 31, 2012. The average investment portfolio yield, on a tax equivalent (TE) basis, was 2.4% for the quarter ended March 31, 2013, compared to 2.7% for the quarter ended March 31, 2012. This decrease in yield was caused by a significant decline in the yield on the Company’s mortgage-backed securities portfolio due to: (1) a shift in mix from 30 year MBS to 10, 15 and 20 year MBS; (2) a decline in overall mortgage rates; and (3) increased prepayment speeds on MBS purchased at a premium requiring those premiums to be amortized over a shorter period. This decline was partially offset by a shift in mix from short-term government agencies securities into mortgage-back securities and corporate securities. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2013. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest bearing deposits with banks consisted of: (1) $750,000 in Community Reinvestment Act (‘CRA’) qualified CD’s with various banks; and (2) $69.5 million in FRB deposits. The average rate paid on CRA qualified CD’s for the first quarter of 2013 was 0.38% and balances with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest bearing deposits with banks for the quarter ended March 31, 2013, was $70.2 million, a decrease of $13.7 million compared to the average balance for the quarter ended March 31, 2012. Interest income on interest bearing deposits with banks for the quarter ended March 31, 2013, decreased $9,000 to $44,000 compared to the quarter ended March 31, 2012.

Average interest-bearing sources of funds decreased $37.2 million or 2.8% during the first quarter of 2013. Of that decrease: (1) interest-bearing transaction deposits increased $27.2 million; (2) savings and money market deposits increased $52.9 million; (3) time deposits decreased $56.8 million; (4) securities sold under agreement to repurchase decreased $60 million (see “Financial Condition - Securities Sold Under Agreement to Repurchase”); (5) Federal Home Loan Bank (“FHLB”) Advances decreased $437,000 (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (6) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

During the first quarter of 2013, the Company was able to grow average interest bearing deposits by $23.3 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $683,000 for the first quarter of 2013 as compared to $1.1 million for the first quarter of 2012. The average rate paid on interest-bearing deposits was 0.22% for the first quarter of 2013 compared to 0.34% for the first quarter of 2012. The Company anticipates that this decline in deposit rates, if any, will be much more modest through the remainder of 2013.

Provision and Allowance for Credit Losses
As a financial institution that assumes lending and credit risks as a principal element of its business, credit losses will be experienced in the normal course of business. The Company has established credit management policies and procedures that govern both the approval of new loans and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans to one borrower, and by restricting loans made primarily to its principal market area where management believes it is best able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk.” Management reports regularly to the Board of Directors regarding trends and conditions in the loan portfolio and regularly conducts credit reviews of individual loans. Loans that are performing but have shown some signs of weakness are subject to more stringent reporting and oversight.

Allowance for Credit Losses
The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company's loan portfolio as of the balance-sheet date. The allowance is established through a provision for credit losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans collectively evaluated for impairment.

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

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include: (1) commercial real estate; (2) agricultural real estate; (3) real estate construction (including land and development loans); (4) residential 1st mortgages; (5) home equity lines and loans; (6) agricultural; (7) commercial; and (8) consumer & other. See “Financial Condition – Loans” for examples of loans made by the Company. The allowance for credit losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

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

The general reserve component of the allowance for credit losses also consists of reserve factors that are based on management's assessment of the following for each portfolio segment: (1) inherent credit risk; (2) historical losses; and (3) other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below:

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

Residential 1st Mortgages and Home Equity Lines and Loans – The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments, although this is not always true as evidenced by the weakness in residential real estate values over the past five years. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

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

Provision for Credit Losses
Changes in the provision for credit losses between years are the result of management’s evaluation, based upon information currently available, of the adequacy of the allowance for credit losses relative to factors such as the credit quality of the loan portfolio, loan growth, current credit losses, and the prevailing economic climate and its effect on borrowers’ ability to repay loans in accordance with the terms of the notes.

The Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas declined as much as 60% and the economic stress eventually spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in some areas. Accordingly, over the past several years, management and the Board of Directors have increased the Company’s loan loss allowance and as of March 31, 2013, the balance was $34.3 million or 2.79% of total loans. As of March 31, 2012, the allowance for credit losses was $32.9 million, which represented 2.84% of total loans. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of March 31, 2013, compare very favorably to our peers at the present time, no significant recovery has yet begun in our local markets and this has resulted in continuing borrower stress.

The Company made no provision for credit losses during the first quarter of 2013 compared to $220,000 for the first quarter of 2012. Net recoveries during the first quarter of 2013 were $38,000 compared to net charge-offs of $295,000 in the first quarter of 2012. See “Overview – Looking Forward: 2013 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2012 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of March 31, 2013, was adequate.

	Three Months Ended
	March 31
Allowance for Credit Losses (in thousands)	2013	2012
Balance at Beginning of Period	$34,217	$33,017
Loans Charged Off	(35)	(331)
Recoveries of Loans Previously Charged Off	73	36
Provision Charged to Expense	-	220
Balance at End of Period	$34,255	$32,942

The table below breaks out current quarter activity by portfolio segment (in thousands):

March 31, 2013	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2013	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$854	$34,217
Charge-Offs	-	-	-	(16)	(1)	-	-	(18)	-	(35)
Recoveries	-	-	-	-	2	13	47	11	-	73
Provision	207	918	(17)	57	(27)	(1,038)	(44)	(12)	(44)	-
Ending Balance- March 31, 2013	$6,671	$3,795	$969	$1,260	$3,209	$9,412	$7,966	$163	$810	$34,255

Overall, the Allowance for Credit Losses as of March 31, 2013 increased a modest $38,000 from December 31, 2012. However, the allowance allocated to the following categories of loans did change materially during the quarter:

•
Agricultural Real Estate allowance balances increased $918,000, primarily as a result of increased loan balances along with increased loss factors associated with continued stress in the dairy industry.

•	Agricultural allowance balances decreased $1.0 million, primarily as a result of decreased loan balances.

See “Management’s Discussion and Analysis - Financial Condition – Classified Loans and Non-Performing Assets” for further discussion regarding these loan categories.

See “Note 3. Allowance for Credit Losses” for additional details regarding the provision and allowance for credit losses.

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plans; and (6) fees from other miscellaneous business services.

Overall, non-interest income increased $1.6 million or 40.1% for the three months ended March 31, 2013, compared to the same period of 2012. This increase was primarily due to: (1) a $735,000 increase in net gain on sale of investment securities; (2) a $759,000 increase in the net gain on deferred compensation investments; and (3) a $123,000 increase in swap referral fee income. These increases were partially offset by a $100,000 decrease in fees related to the Company’s overdraft priviledge service.

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

Overall, non-interest expense increased $837,000 or 6.9% for the three months ended March 31, 2013, compared to the same period in 2012. This increase was primarily comprised of: (1) a $124,000 increase in salaries and employee benefits; (2) a $759,000 increase in the net gain on deferred compensation investments; and (3) a $197,000 increase in other non-interest expenses. These increases were partially offset by a $198,000 decrease in legal expenses.

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

Income Taxes
The provision for income taxes increased 3.0% to $3.8 million for the first quarter of 2013 compared to the first quarter of 2012. The effective tax rate for the first quarter of 2013 was 37.7% compared to 37.2% for the first quarter of 2012. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance; California enterprise zone interest income exclusion; California enterprise zone hiring tax credit; and tax-exempt interest income on municipal securities and loans.

Current tax law causes the Company’s current taxes payable to approximate or exceed the current provision for taxes on the income statement. Three provisions have had a significant effect on the Company’s current income tax liability: (1) the restrictions on the deductibility of credit losses; (2) deductibility of retirement and other long-term employee benefits only when paid; and (3) the statutory deferral of deductibility of California franchise taxes on the Company’s federal return.

Financial Condition

This section discusses material changes in the Company’s balance sheet at March 31, 2013, as compared to December 31, 2012 and to March 31, 2012. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at March 31, 2013 was $583.3 million compared to $486.4 million at the end of 2012, an increase of $96.9 million or 20.0%. At March 31, 2012, the investment portfolio totaled $598.2 million. The mix of the investment portfolio has changed over the past three years. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company has invested most of its available funds over the past three years in shorter term government agency & government-sponsored entity securities and shorter term (10, 15, and 20 year) mortgage-backed securities. Beginning in mid-2012 the Company began to reduce its investment in mortgage-backed securities in order to reduce the risk associated with fixed rate term assets purchased at a premium. Excess cash was placed into corporate securities or left on deposit with the FRB. During the first quarter of 2013, as lower coupon 20 year mortgage-backed securities were issued at lower premiums, the Company reinvested excess cash into these securities.

The Company's total investment portfolio currently represents 29.6% of the Company’s total assets as compared to 24.6% at December 31, 2012, and 30.7% at March 31, 2012.

As of March 31, 2013 the Company held $70.8 million of municipal investments, of which $57.9 million were bank-qualified municipal bonds, all classified as held-to-maturity. The financial problems experienced by certain municipalities over the past five years, along with the financial stresses exhibited by some of the large monoline bond insurers, has increased the overall risk associated with bank-qualified municipal bonds. This situation caused the Company not to purchase any municipal bonds between late 2006 and year-end 2011. However, during the first quarter of 2012 the Company began investing in bank-qualified municipals that were rated AA or better. As of March 31, 2013 ninety-three percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” Additionally, in order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds and corporate securities. The Company monitors the status of the approximately seven percent ($3.8 million) of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consist of: (1) Community Reinvestment Act (‘CRA’) qualified CD’s with various banks; and (2) FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $12.8 million at March 31, 2013, $82.1 million at December 31, 2012 and $52.2 million at March 31, 2012.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of March 31, 2013, December 31, 2012 and March 31, 2012, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Home Equity Lines and Loans - These are loans made to individuals for home improvements and other personal needs. Generally, amounts do not exceed $250,000; Combined Loan To Value (CLTV) does not exceed 80%; FICO scores are at or above 670; Total Debt Ratios do not exceed 43%; and in some situations the Company is in a 1st lien position.

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

The Company's loan portfolio at March 31, 2013 totaled $1.2 billion, an increase of $68.4 million or 5.9% over March 31, 2012. This increase has occurred despite what has been a difficult economic environment combined with a very competitive pricing environment, and is a result of the Company’s intensified business development efforts directed toward credit-qualified borrowers. No assurances can be made that this growth in the loan portfolio will continue until the economy in the Central Valley of California improves.

Loans at March 31, 2013 decreased $20.2 million from December 31, 2012, primarily as a result of the normal seasonal paydowns of loans made to the Company’s dairy customers.

The following table sets forth the distribution of the loan portfolio by type and percent as of the periods indicated.

Loan Portfolio	March 31, 2013		December 31, 2012		March 31, 2012
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$363,384	29.6%	$353,109	28.3%	$323,274	27.9%
Agricultural Real Estate	318,823	25.9%	311,992	25.0%	277,631	23.9%
Real Estate Construction	32,681	2.7%	32,680	2.6%	32,036	2.8%
Residential 1st Mortgages	145,419	11.8%	140,257	11.2%	111,660	9.6%
Home Equity Lines and Loans	40,141	3.3%	42,042	3.4%	49,094	4.2%
Agricultural	181,725	14.8%	221,032	17.7%	200,034	17.2%
Commercial	142,115	11.6%	143,293	11.5%	160,066	13.8%
Consumer & Other	4,898	0.4%	5,058	0.4%	6,601	0.6%
Total Gross Loans	1,229,186	100.0%	1,249,463	100.0%	1,160,396	100.0%
Less: Unearned Income	2,491		2,561		2,113
Subtotal	1,226,695		1,246,902		1,158,283
Less: Allowance for Credit Losses	34,255		34,217		32,942
Net Loans	$1,192,440		$1,212,685		$1,125,341

Classified Loans and Non-Performing Assets
All loans are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans and review the credit risk grades the Company places on loans. Loans that are judged to exhibit a higher risk profile are referred to as “classified loans,” and these loans receive increased management attention. As of March 31, 2013, classified loans totaled $22.2 million compared to $21.5 million at December 31, 2012 and $23.4 million at March 31, 2012.

Classified loans with higher levels of credit risk can be further designated as “impaired” loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. See “Results of Operations - Provision and Allowance for Credit Losses” for further details. Impaired loans consist of: (1) non-accrual loans; and/or (2) restructured loans that are still performing (i.e., accruing interest).

Non-Accrual Loans - Accrual of interest on loans is generally discontinued when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of March 31, 2013 non-accrual loans totaled $9.5 million. At December 31, 2012 and March 31, 2012, non-accrual loans totaled $9.3 million and $3.8 million, respectively.

Restructured Loans - A restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan on accrual. As of March 31, 2013, restructured loans on accrual totaled $1.4 million as compared to $2.3 million at December 31, 2012. This decline was primarily a result of 14 commercial, agricultural, and residential loans that totaled $1.0 million as of December 31, 2012 no longer being classified as a TDR since they were restructured at a market rate in a prior calendar year and are currently in compliance with their modified terms. Restructured loans on accrual at March 31, 2012 were $1.2 million.

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

Non-Performing Assets

(in thousands)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Non-Performing Loans	$9,478	$9,298	$3,760
Other Real Estate	4,743	2,553	2,924
Total Non-Performing Assets	$14,221	$11,851	$6,684

Non-Performing Loans as a % of Total Loans	0.77%	0.74%	0.32%
Restructured Loans (Performing)	$1,427	$2,300	$1,239

Although management believes that non-performing loans are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $1.3 million, $993,000, and $1.1 million have been established for non-performing loans at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

Foregone interest income on non-accrual loans which would have been recognized during the period, if all such loans had been current in accordance with their original terms, totaled $219,000 for the three months ended March 31, 2013, $209,000 for the year ended December 31, 2012, and $180,000 for the three months ended March 31, 2012.

The Company reported $4.7 million of ORE at March 31, 2013, $2.6 million at December 31, 2012, and $2.9 million at March 31, 2012. These values are each net of a $4.1 million reserve for ORE valuation allowance. The increase of $2.1 million from December 31, 2012 was the result of a dairy foreclosure that occurred in the first quarter of 2013.

Except for those classified and non-performing loans discussed above, the Company’s management is not aware of any loans as of March 31, 2013, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. However, the Central Valley of California continues to be one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in many areas. As a result of this combination of: (1) significant declines in real estate values over the past several years; and (2) continuing uncertainty in general economic conditions leading to increased unemployment and business failures; borrowers who up until this time have been able to keep current in their payments may experience deterioration in their overall financial condition, increasing the potential of default. See “Part I, Item 1A. Risk Factors” in the Company’s 2012 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at March 31, 2013 have increased $71.1 million or 4.3% compared to March 31, 2012. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; and (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 4.3% since March 31, 2012, the Company’s focus has been on increasing low cost transaction and savings accounts, which have grown at a much faster pace:

•	Demand and interest-bearing transaction accounts increased $72.4 million or 12.0% since March 31, 2012.

•	Savings and money market accounts have increased $61.8 million or 11.7% since March 31, 2012.

•
Time deposit accounts have decreased $63.1 million or 12.3% since March 31, 2012. This decline was the continuing result of an explicit pricing strategy adopted by the Company beginning in 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term government agency & government-sponsored entity securities or overnight Fed Funds. Beginning in 2009, management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction, money market, and/or savings balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s strong deposit growth in transaction, savings and money market accounts, this time deposit decline has not presented any liquidity issues and it has significantly enhanced the Company’s net interest margin and earnings.

The Company's deposit balances at March 31, 2013 have decreased $6.9 million or 0.4% compared to December 31, 2012. Savings and money market deposits increased 9.0% or $48.8 million while demand and interest-bearing transaction accounts decreased by $46.9 million or 6.5% and time deposit accounts decreased by $8.8 million or 1.9%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

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

There were no FHLB Advances at March 31, 2013 and December 31, 2012, and $514,000 at March 31, 2012. The average rate on FHLB advances during the first quarter of 2013 was 0% compared to 5.4% during the first quarter of 2012.

There were no amounts outstanding on the Company’s line of credit with the FRB as of March 31, 2013.

As of March 31, 2012 the Company has additional borrowing capacity of $312.1 million with the Federal Home Loan Bank and $306.5 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings. The Company had no securities sold under agreement to repurchase at March 31, 2013 and December 31, 2012, and $60 million at March 31, 2012.

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

On June 21, 2012, the Company terminated both repurchase agreements with Citigroup.

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital. See “Proposed Capital Rules” for a discussion of the potential impact of proposed regulatory guidelines on this qualification. These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. Interest rates reset quarterly and were 3.1% as of March 31, 2013, 3.2% at December 31, 2012 and 3.3% at March 31, 2012. The average rate paid for these securities for the first quarter of 2013 was 3.2% compared to 3.4% for the first quarter of 2012. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $209.8 million at March 31, 2013, $205.0 million at December 31, 2012, and $196.2 million at March 31, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of March 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

In its most recent notification from the FDIC the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Total Capital to Risk Weighted Assets	$233,793	15.12%	$123,659	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	$214,285	13.86%	$61,830	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	$214,285	10.96%	$78.227	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Total Capital to Risk Weighted Assets	$233,705	15.12%	$123,644	8.0%	$154,555	10.0%
Tier 1 Capital to Risk Weighted Assets	$214,200	13.86%	$61,822	4.0%	$92,733	6.0%
Tier 1 Capital to Average Assets	$214,200	10.96%	$78,193	4.0%	$97,742	5.0%

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

There were no stock repurchases during the first quarter of 2013. During the first quarter of 2012 the Company repurchased 485 shares at an average share price of $370. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes "capital" for purposes of calculating those ratios, including the proposed phase-out of trust preferred securities as qualifying regulatory capital. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a "capital conservation buffer" of 2.5% above each of the new regulatory minimum capital ratios which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. These proposed rules would also adjust the prompt corrective action categories accordingly.

The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that certain instruments, such as TPS, that will no longer qualify as capital would be phased out over time.

Critical Accounting Policies and Estimates
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the Company’s financial statements management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These judgments govern areas such as the allowance for credit losses, the fair value of financial instruments and accounting for income taxes.

For a full discussion of the Company’s critical accounting policies and estimates see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2012 Annual Report on Form 10-K.

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

Off Balance Sheet Arrangements

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Commitments to Extend Credit	$348,165	$334,772	$337,301
Letters of Credit	6,932	5,281	5,072
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	1,833	1,796	749

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 18 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $142,000 at March 31, 2013, December 31, 2012, and March 31, 2012. We do not anticipate any material losses as a result of these transactions.

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

In order to control credit risk in the loan portfolio, the Company has established credit management policies and procedures that govern both the approval of new loans and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans to one borrower, and by restricting loans made primarily to its principal market area where management believes it is best able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. However, as a financial institution that assumes lending and credit risks as a principal element of its business, credit losses will be experienced in the normal course of business. The allowance for credit losses is maintained at a level considered by management to be adequate to provide for risks inherent in the loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.

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

Management believes that based upon the preceding methodology, and using information currently available, the allowance for credit losses at March 31, 2013 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans, or net loan charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2013, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 0.48% if rates increase by 200 basis points and a decrease in net interest income of 0.42% if rates decline 100 basis points. Comparatively, at December 31, 2012, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.62% if rates increase by 200 basis points and a decrease in net interest income of 0.55% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2012 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $61.0 million and repurchase lines of $100.0 million with major banks. As of March 31, 2013 the Company has additional borrowing capacity of $313.1 million with the Federal Home Loan Bank and $306.8 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At March 31, 2013, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities available-for-sale of approximately $311 million, which represents 15.99% of total assets.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2012 Annual Report to Shareholders on Form 10-K. In management’s opinion, there have been no material changes in risk factors since the filing of the 2012 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2013. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

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

FARMERS & MERCHANTS BANCORP

Date: May 9, 2013	/s/ Kent A. Steinwert
Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013	/s/ Stephen W. Haley
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