Form 10-Q
period 2013-06-30
FARMERS & MERCHANTS BANCORP
filed 2013-08-08
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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
Yes ☐    No ☒

Number of shares of common stock of the registrant:  Par value $0.01, authorized 7,500,000 shares; issued and outstanding 777,882 as of July 31, 2013.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands)	June 30,	December 31,	June 30,
	2013	2012	2012
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due From Banks	$43,917	$47,366	$39,673
Interest Bearing Deposits with Banks	1,389	82,060	1,096
Total Cash and Cash Equivalents	45,306	129,426	40,769

Investment Securities:
Available-for-Sale	475,414	417,991	501,892
Held-to-Maturity	67,059	68,392	70,195
Total Investment Securities	542,473	486,383	572,087

Loans & Leases	1,295,056	1,246,902	1,203,994
Less: Allowance for Credit Losses	34,235	34,217	33,098
Loans & Leases, Net	1,260,821	1,212,685	1,170,896

Premises and Equipment, Net	22,306	22,901	23,361
Bank Owned Life Insurance	51,180	50,253	48,330
Interest Receivable and Other Assets	84,008	73,038	71,844
Total Assets	$2,006,094	$1,974,686	$1,927,287

Liabilities
Deposits:
Demand	$429,526	$462,251	$360,290
Interest Bearing Transaction	248,447	259,141	223,343
Savings and Money Market	588,009	541,526	542,922
Time	444,175	459,108	505,670
Total Deposits	1,710,157	1,722,026	1,632,225

Federal Home Loan Bank Advances	43,300	-	50,998
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	39,271	37,317	34,979
Total Liabilities	1,803,038	1,769,653	1,728,512

Shareholders' Equity
Preferred Stock: No Par Value. 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 777,882, 777,882 and 778,939 Shares Issued and Outstanding at June 30, 2013, December 31, 2012 and June 30, 2012, respectively	8	8	8
Additional Paid-In Capital	75,014	75,014	75,410
Retained Earnings	130,005	123,012	115,838
Accumulated Other Comprehensive (Loss) Income, Net	(1,971)	6,999	7,519
Total Shareholders' Equity	203,056	205,033	198,775
Total Liabilities & Shareholders' Equity	$2,006,094	$1,974,686	$1,927,287
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Interest Income
Interest and Fees on Loans & Leases	$15,906	$16,303	$31,351	$32,778
Interest on Deposits with Banks	3	15	47	68
Interest on Investment Securities:
Taxable	2,382	2,835	4,488	5,643
Exempt from Federal Tax	654	660	1,314	1,290
Total Interest Income	18,945	19,813	37,200	39,779

Interest Expense
Deposits	628	975	1,311	2,032
Borrowed Funds	9	493	9	1,036
Subordinated Debentures	82	87	163	175
Total Interest Expense	719	1,555	1,483	3,243

Net Interest Income	18,226	18,258	35,717	36,536
Provision for Credit Losses	250	280	250	500
Net Interest Income After Provision for Credit Losses	17,976	17,978	35,467	36,036

Non-Interest Income
Service Charges on Deposit Accounts	1,069	1,201	2,173	2,414
Net Gain on Sale of Investment Securities	154	-	889	-
Increase in Cash Surrender Value of Life Insurance	469	456	926	912
Debit Card and ATM Fees	794	742	1,521	1,465
Net (Loss) Gain on Deferred Compensation Investments	(286)	(312)	1,404	619
Other	764	724	1,548	1,324
Total Non-Interest Income	2,964	2,811	8,461	6,734

Non-Interest Expense
Salaries and Employee Benefits	8,895	8,021	16,940	15,942
Net (Loss) Gain on Deferred Compensation Investments	(286)	(312)	1,404	619
Occupancy	629	628	1,250	1,269
Equipment	678	878	1,373	1,596
Legal Fees	263	30	460	425
FDIC Insurance	246	243	486	485
Other	1,677	3,183	3,148	4,457
Total Non-Interest Expense	12,102	12,671	25,061	24,793

Income Before Income Taxes	8,838	8,118	18,867	17,977
Provision for Income Taxes	3,273	2,956	7,051	6,625
Net Income	$5,565	$5,162	$11,816	$11,352
Basic Earnings Per Common Share	$7.15	$6.63	$15.19	$14.57
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in thousands)	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net Income	$5,565	$5,162	$11,816	$11,352

Other Comprehensive (Loss) Income
(Decrease) Increase in Net Unrealized (Losses) Gains on Available-for-Sale Securities	(12,771)	3,538	(14,588)	4,921
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	(154)	-	(889)	-
Deferred Tax Benefit (Expense)	5,434	(1,488)	6,507	(2,069)
Change in Net Unrealized (Losses) Gains on Available-for-Sale Securities, Net of Tax	(7,491)	2,050	(8,970)	2,852

Total Other Comprehensive (Loss) Income	(7,491)	2,050	(8,970)	2,852

Comprehensive (Loss) Income	$(1,926)	$7,212	$2,846	$14,204
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income (Loss), Net	Equity
Balance, January 1, 2012	779,424	$8	$75,590	$109,081	$4,667	$189,346
Net Income		-	-	11,352	-	11,352
Cash Dividends Declared on
Common Stock ($5.90 per share)		-	-	(4,595)	-	(4,595)
Repurchase of Stock	(485)	-	(180)	-	-	(180)
Change in Net Unrealized Gain on Securities Available for Sale, Net of Tax		-	-	-	2,852	2,852
Balance, June 30, 2012	778,939	$8	$75,410	$115,838	$7,519	$198,775

Balance, January 1, 2013	777,882	$8	$75,014	$123,012	$6,999	$205,033
Net Income		-	-	11,816	-	11,816
Cash Dividends Declared on
Common Stock ($6.20 per share)		-	-	(4,823)	-	(4,823)
Change in Net Unrealized Loss on Securities Available for Sale, Net of Tax		-	-	-	(8,970)	(8,970)
Balance, June 30, 2013	777,882	$8	$75,014	$130,005	$(1,971)	$203,056
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)	Six Months Ended
(in thousands)	June 30,	June 30,
	2013	2012
Operating Activities:
Net Income	$11,816	$11,352
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Credit Losses	250	500
Depreciation and Amortization	782	876
Net Amortization of Investment Security Discounts & Premium	1,806	1,721
Net Gain on Sale of Investment Securities	(889)	-
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(5,297)	(1,221)
Net Increase in Interest Payable and Other Liabilities	1,954	1,678
Net Cash Provided by Operating Activities	10,422	14,906
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(220,941)	(106,797)
Proceeds from Sold, Matured, or Called Securities Available-for-sale	147,050	87,911
Purchase of Investment Securities Held-to-Maturity	(305)	(10,359)
Proceeds from Matured or Called Securities Held-to-Maturity	1,619	3,241
Net Loans & Leases Paid, Originated or Acquired	(48,683)	(41,559)
Principal Collected on Loans & Leases Previously Charged Off	297	224
Additions to Premises and Equipment	(187)	(179)
Net Cash Used by Investing Activities	(121,150)	(67,518)
Financing Activities:
Net (Decrease) Increase in Deposits	(11,869)	6,028
Net Decrease in Securities Sold Under Agreement to Repurchase	-	(60,000)
Net Change in Other Borrowings	43,300	50,468
Common Stock Repurchases	-	(180)
Cash Dividends	(4,823)	(4,595)
Net Cash Provided (Used) By Financing Activities	26,608	(8,279)
Decrease in Cash and Cash Equivalents	(84,120)	(60,891)
Cash and Cash Equivalents at Beginning of Period	129,426	101,660
Cash and Cash Equivalents at End of Period	$45,306	$40,769
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$2,190	$-
Cash Payments Made for Income Taxes	$11,706	$10,586
Interest Paid	$3,601	$4,779
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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three-month and six-month periods ended June 30, 2013 may not necessarily be indicative of future operating results.

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

Loans & Leases
Loans & leases are reported at the principal amount outstanding net of unearned discounts and deferred loan & lease fees and costs. Interest income on loans & leases is accrued daily on the outstanding balances using the simple interest method. Loan & lease origination fees are deferred and recognized over the contractual life of the loan or lease as an adjustment to the yield. Loans & leases are placed on non-accrual status when the collection of principal or interest is in doubt or when they become past due for 90 days or more unless they are both well-secured and in the process of collection. For this purpose a loan or lease is considered well-secured if it is collateralized by property having a net realizable value in excess of the amount of the loan or lease or is guaranteed by a financially capable party. When a loan or lease is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and charged against current income; thereafter, interest income is recognized only as it is collected in cash. Additionally, cash would be applied to principal if all principal was not expected to be collected. Loans & leases placed on non-accrual status are returned to accrual status when the loans or leases are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan or lease.

A loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Impaired loans & leases are either: (1) non-accrual loans & leases; or (2) restructured loans & leases that are still accruing interest. Loans or leases determined to be impaired are individually evaluated for impairment. When a loan or lease is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan or lease's effective interest rate, except that as a practical expedient, it may measure impairment based on a loan or lease's observable market price, or the fair value of the collateral if the loan or lease is collateral dependent. A loan or lease is collateral dependent if the repayment of the loan or lease is expected to be provided solely by the underlying collateral.

A restructuring of a loan or lease constitutes a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans & leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans & leases that are reported as TDRs are considered impaired and measured for impairment as described above.

Generally, the Company will not restructure loans or leases for customers unless: (i) the existing loan or lease is brought current as to principal and interest payments; and (ii) the restructured loan or lease can be underwritten to reasonable underwriting standards. If these standards are not met other actions will be pursued (e.g., foreclosure) to collect outstanding loan or lease amounts. After restructure a determination is made whether the loan or lease will be kept on accrual status based upon the underwriting and historical performance of the restructured credit.

Allowance for Credit Losses
The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company's loan & lease portfolio as of the balance-sheet date. The allowance is established through a provision for credit losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan & lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans & leases and general reserves for inherent losses related to loans & leases that are not impaired.

The determination of the general reserve for loans & leases that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, qualitative factors to include economic trends in the Company's service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan & lease portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan & lease type). These portfolio segments include: (1) commercial real estate; (2) agricultural real estate; (3) real estate construction (including land and development loans); (4) residential 1st mortgages; (5) home equity lines and loans; (6) agricultural; (7) commercial; (8) consumer and other; and (9) leases. The allowance for credit losses attributable to each portfolio segment, which includes both individually evaluated impaired loans & leases and loans & leases that are collectively evaluated for impairment, is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

The Company assigns a risk rating to all loans & leases and periodically performs detailed reviews of all such loans & leases over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. A credit grade is established at inception for smaller balance loans, such as consumer and residential real estate, and then updated only when the loan becomes contractually delinquent or when the borrower requests a modification. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans & leases. These credit quality indicators are used to assign a risk rating to each individual loan or lease. These risk ratings are also subject to examination by independent specialists engaged by the Company. The risk ratings can be grouped into five major categories, defined as follows:

Pass – A pass loan or lease is a strong credit with no existing or known potential weaknesses deserving of management's close attention.

Special Mention – A special mention loan or lease has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease or in the Company's credit position at some future date. Special Mention loans & leases are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A substandard loan or lease is not adequately protected by the current financial condition and paying capacity of the borrower or the value of the collateral pledged, if any. Loans or leases classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well defined weaknesses include a project's lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project's failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans or leases classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently known facts, conditions and values, highly questionable or improbable.

Loss – Loans or leases classified as loss are considered uncollectible. Once a loan or lease becomes delinquent and repayment becomes questionable, the Company will address collateral shortfalls with the borrower and attempt to obtain additional collateral. If this is not forthcoming and payment in full is unlikely, the Company will estimate its probable loss and immediately charge-off some or all of the balance.

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

Leases – Equipment leases subject the Company, as Lessor, to both the credit risk of the Lessee and the residual value risk of the equipment.  Credit risks are underwritten using the same credit criteria the Company would make an equipment term loan under.  Residual value risk is managed through the use of qualified, independent appraisers that establish the residual values the Company uses in structuring a lease.

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

Other Real Estate
Other real estate, which is included in other assets, is expected to be sold and is comprised of properties no longer utilized for business operations and property acquired through foreclosure in satisfaction of indebtedness. Upon acquisition, these properties are recorded at fair value less estimated selling costs. Revised estimates to the fair value less cost to sell are reported as adjustments to the carrying amount of the asset, provided that such adjusted value is not in excess of the carrying amount at acquisition. Initial losses on properties acquired through full or partial satisfaction of debt are treated as credit losses and charged to the allowance for credit losses at the time of acquisition. Subsequent declines in value from the recorded amounts, routine holding costs, and gains or losses upon disposition, if any, are included in non-interest expense as incurred.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of or for the period ended June 30, 2013, December 31, 2012 or June 30, 2012.

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

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows (in thousands):

	Amortized	Gross Unrealized		Fair/Book
June 30, 2013	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$26,327	$155	$-	$26,482
Obligations of States and Political Subdivisions	5,612	-	-	5,612
Mortgage Backed Securities (1)	396,041	4,373	7,840	392,574
Corporate Securities	49,647	180	267	49,560
Other	1,186	-	-	1,186
Total	$478,813	$4,708	$8,107	$475,414

	Amortized	Gross Unrealized		Fair/Book
December 31, 2012	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$26,546	$277	$-	$26,823
Obligations of States and Political Subdivisions	5,665	-	-	5,665
Mortgage Backed Securities (1)	341,212	11,570	10	352,772
Corporate Securities	22,318	252	12	22,558
Other	10,173	-	-	10,173
Total	$405,914	$12,099	$22	$417,991

	Amortized	Gross Unrealized		Fair/Book
June 30, 2012	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$56,764	$314	$-	$57,078
Obligations of States and Political Subdivisions	5,724	-	-	5,724
Mortgage Backed Securities (1)	414,990	12,647	-	427,637
Corporate Securities	8,983	29	17	8,995
Other	2,458	-	-	2,458
Total	$488,919	$12,990	$17	$501,892

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
June 30, 2013	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$64,648	$1,252	$531	$65,369
Mortgage Backed Securities (1)	217	3	-	220
Other	2,194	-	-	2,194
Total	$67,059	$1,255	$531	$67,783

	Book	Gross Unrealized		Fair
December 31, 2012	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$65,694	$2,296	$3	$67,987
Mortgage Backed Securities (1)	484	12	-	496
Other	2,214	-	-	2,214
Total	$68,392	$2,308	$3	$70,697

	Book	Gross Unrealized		Fair
June 30, 2012	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$67,159	$2,498	$51	$69,606
Mortgage Backed Securities (1)	806	25	-	831
Other	2,230	-	-	2,230
Total	$70,195	$2,523	$51	$72,667

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at June 30, 2013 by contractual maturity are shown in the following tables (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair/Book	Book	Fair
June 30, 2013	Cost	Value	Value	Value
Within One Year	$11,680	$11,718	$2,075	$2,084
After One Year Through Five Years	64,383	64,378	13,317	13,627
After Five Years Through Ten Years	1,310	1,345	36,228	37,161
After Ten Years	5,399	5,399	15,222	14,691
	82,772	82,840	66,842	67,563

Investment Securities Not Due at a Single Maturity Date:
Mortgage Backed Securities	396,041	392,574	217	220

Total	$478,813	$475,414	$67,059	$67,783

Expected maturities of mortgage backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2013	Value	Loss	Value	Loss	Value	Loss

Securities Available-for-Sale
Mortgage Backed Securities	$205,363	$7,840	$-	$-	$205,363	$7,840
Corporate Securities	30,597	267	-	-	30,597	267
Total	$235,960	$8,107	$-	$-	$235,960	$8,107

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$9,626	$531	$-	$-	$9,626	$531
Total	$9,626	$531	$-	$-	$9,626	$531

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Loss	Value	Loss	Value	Loss

Securities Available-for-Sale
Mortgage Backed Securities	$4,542	$10	$-	$-	$4,542	$10
Corporate Securities	3,442	12	-	-	3,442	12
Total	$7,984	$22	$-	$-	$7,984	$22

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$528	$3	$-	$-	$528	$3
Total	$528	$3	$-	$-	$528	$3

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012	Value	Loss	Value	Loss	Value	Loss

Securities Available-for-Sale
Corporate Securities	$3,405	$17	$-	$-	$3,405	$17
Total	$3,405	$17	$-	$-	$3,405	$17

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$4,774	$51	$-	$-	$4,774	$51
Total	$4,774	$51	$-	$-	$4,774	$51

As of June 30, 2013, the Company held 363 investment securities of which 82 were in a loss position for less than twelve months. No securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – There were no unrealized losses on the Company’s investments in securities of government agency and government sponsored entities at June 30, 2013, December 31, 2012 and June 30, 2012.

Mortgage Backed Securities - The unrealized losses on the Company's investment in mortgage backed securities were $7.8 million, $10,000, and $0 at June 30, 2013, December 31, 2012, and June 30, 2012, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013 and December 31, 2012, respectively.

Obligations of States and Political Subdivisions - The financial problems experienced by certain municipalities over the past five years, along with the financial stresses exhibited by some of the large monoline bond insurers have increased the overall risk associated with bank-qualified municipal bonds. As of June 30, 2013, over ninety-four percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the six percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligation of states and political subdivision were $531,000, $3,000, and $51,000 at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013, December 31, 2012 and June 30, 2012.

Corporate Securities - The unrealized losses on the Company’s investment in corporate securities were $267,000. $12,000, and $17,000 at June 30, 2013, December 31, 2012, and June 30, 2012. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013, December 31, 2012 and June 30, 2012.

Proceeds from sales and calls of securities available-for-sale were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2013	2012	2013	2012
Proceeds	$4,356	$1,530	$49,615	$26,530
Gains	154	-	903	-
Losses	-	-	14	-

Pledged Securities
As of June 30, 2013, securities carried at $290.6 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2012, was $296.9 million.

3. Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

June 30, 2013	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2013	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$-	$854	$34,217
Charge-Offs	-	(400)	-	(16)	(22)	(23)	(4)	(64)	-	-	(529)
Recoveries	-	-	-	-	20	20	236	21	-	-	297
Provision	(732)	1,004	(9)	(166)	(249)	123	880	29	-	(630)	250
Ending Balance- June 30, 2013	$5,732	$3,481	$977	$1,037	$2,984	$10,557	$9,075	$168	$-	$224	$34,235
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2013	$6,671	$3,795	$969	$1,260	$3,209	$9,412	$7,966	$163	$-	$810	$34,255
Charge-Offs	-	(400)	-	-	(21)	(23)	(4)	(46)	-	-	(494)
Recoveries	-	-	-	-	18	7	189	10	-	-	224
Provision	(939)	86	8	(223)	(222)	1,161	924	41	-	(586)	250
Ending Balance- June 30, 2013	$5,732	$3,481	$977	$1,037	$2,984	$10,557	$9,075	$168	$-	$224	$34,235
Ending Balance Individually Evaluated for Impairment	6	300	-	-	243	596	202	55	-	-	1,402
Ending Balance Collectively Evaluated for Impairment	5,726	3,181	977	1,037	2,741	9,961	8,873	113	-	224	32,833
Loans:
Ending Balance	$393,159	$312,588	$32,718	$136,473	$37,498	$214,760	$159,647	$5,546	$2,667	$-	$1,295,056
Ending Balance Individually Evaluated for Impairment	2,979	5,817	-	528	612	1,500	510	56	-	-	12,002
Ending Balance Collectively Evaluated for Impairment	390,180	306,771	32,718	135,945	36,886	213,260	159,137	5,490	2,667	-	1,283,054

December 31, 2012	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2012	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$-	$614	$33,017
Charge-Offs	-	-	-	(152)	(259)	(294)	(198)	(145)	-	-	(1,048)
Recoveries	-	90	-	53	14	61	117	63	-	-	398
Provision	641	204	(947)	67	(266)	2,543	(689)	57	-	240	1,850
Ending Balance- December 31, 2012	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$-	$854	$34,217
Ending Balance Individually Evaluated for Impairment	-	-	-	-	173	996	144	61	-	-	1,374
Ending Balance Collectively Evaluated for Impairment	6,464	2,877	986	1,219	3,062	9,441	7,819	121	-	854	32,843
Loans:
Ending Balance	$350,548	$311,992	$32,680	$140,257	$42,042	$221,032	$143,293	$5,058	$-	$-	$1,246,902
Ending Balance Individually Evaluated for Impairment	289	5,423	-	657	980	3,937	250	61	-	-	11,597
Ending Balance Collectively Evaluated for Impairment	350,259	306,569	32,680	139,600	41,062	217,095	143,043	4,997	-	-	1,235,305

June 30, 2012	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2012	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$-	$614	$33,017
Charge-Offs	-	-	-	(1)	(116)	(240)	(198)	(88)	-	-	(643)
Recoveries	-	89	-	-	10	61	32	32	-	-	224
Provision	(1,446)	(39)	(33)	201	(126)	(114)	971	(11)	-	1,097	500
Ending Balance- June 30, 2012	$4,377	$2,633	$1,900	$1,451	$3,514	$7,834	$9,538	$140		$1,711	$33,098

Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2012	$4,443	$2,775	$2,201	$1,295	$3,552	$8,757	$8,637	$162	$-	$1,120	$32,942
Charge-Offs	-	-	-	(1)	(47)	(240)	-	(24)	-	-	(312)
Recoveries	-	89	-	-	2	59	24	14	-	-	188
Provision	(66)	(231)	(301)	157	7	(742)	877	(12)	-	591	280
Ending Balance- June 30, 2012	$4,377	$2,633	$1,900	$1,451	$3,514	$7,834	$9,538	$140	$-	$1,711	$33,098
Ending Balance Individually Evaluated for Impairment	-	-	-	51	60	586	197	21	-	-	915
Ending Balance Collectively Evaluated for Impairment	4,377	2,633	1,900	1,400	3,454	7,248	9,341	119	-	1,711	32,183
Loans:
Ending Balance	$324,795	$285,630	$36,033	$123,053	$46,284	$210,780	$171,621	$5,798	$-	$-	$1,203,994
Ending Balance Individually Evaluated for Impairment	299	1,512	-	495	826	874	363	21	-	-	4,390
Ending Balance Collectively Evaluated for Impairment	324,496	284,118	36,033	122,558	45,458	209,906	171,258	5,777	-	-	1,199,604

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

June 30, 2013	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$378,570	$7,817	$6,772	$393,159
Agricultural Real Estate	304,516	1,936	6,136	312,588
Real Estate Construction	26,534	6,184	-	32,718
Residential 1st Mortgages	134,766	786	921	136,473
Home Equity Lines & Loans	36,407	-	1,091	37,498
Agricultural	212,923	526	1,311	214,760
Commercial	153,445	5,861	341	159,647
Consumer & Other	5,260	-	286	5,546
Leases	2,667	-	-	2,667
Total	$1,255,088	$23,110	$16,858	$1,295,056

December 31, 2012	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$326,037	$15,528	$8,983	$350,548
Agricultural Real Estate	299,642	6,605	5,745	311,992
Real Estate Construction	26,445	6,235	-	32,680
Residential 1st Mortgages	137,998	1,192	1,067	140,257
Home Equity Lines & Loans	40,866	-	1,176	42,042
Agricultural	216,164	1,168	3,700	221,032
Commercial	137,217	5,586	490	143,293
Consumer & Other	4,737	-	321	5,058
Total	$1,189,106	$36,314	$21,482	$1,246,902

June 30, 2012	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$287,439	$30,475	$6,881	$324,795
Agricultural Real Estate	261,347	20,362	3,921	285,630
Real Estate Construction	28,169	3,217	4,647	36,033
Residential 1st Mortgages	120,787	1,235	1,031	123,053
Home Equity Lines & Loans	43,895	-	2,389	46,284
Agricultural	202,469	5,515	2,796	210,780
Commercial	165,113	5,906	602	171,621
Consumer & Other	5,565	-	233	5,798
Total	$1,114,784	$66,710	$22,500	$1,203,994

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at June 30, 2013, December 31, 2012, and June 30, 2012 rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated
(in thousands):

	30-89 Days	90 Days and		Total Past		Total
June 30, 2013	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$-	$-	$2,873	$2,873	$390,286	$393,159
Agricultural Real Estate	-	-	5,817	5,817	306,771	312,588
Real Estate Construction	-	-	-	-	32,718	32,718
Residential 1st Mortgages	-	-	202	202	136,271	136,473
Home Equity Lines & Loans	152	-	243	395	37,103	37,498
Agricultural	-	-	997	997	213,763	214,760
Commercial	1	-	277	278	159,369	159,647
Consumer & Other	16	-	18	34	5,512	5,546
Leases	-	-	-	-	2,667	2,667
Total	$169	$-	$10,427	$10,596	$1,284,460	$1,295,056

	30-89 Days	90 Days and		Total Past		Total
December 31, 2012	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$150	$-	$-	$150	$350,398	$350,548
Agricultural Real Estate	-	-	5,423	5,423	306,569	311,992
Real Estate Construction	-	-	-	-	32,680	32,680
Residential 1st Mortgages	23	-	445	468	139,789	140,257
Home Equity Lines & Loans	70	-	213	283	41,759	42,042
Agricultural	-	-	3,198	3,198	217,834	221,032
Commercial	293	-	-	293	143,000	143,293
Consumer & Other	11	-	19	30	5,028	5,058
Total	$547	$-	$9,298	$9,845	$1,237,057	$1,246,902

	30-89 Days	90 Days or More		Total Past		Total
June 30, 2012	Past Due	and Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$105	$-	$-	$105	$324,690	$324,795
Agricultural Real Estate	-	-	1,512	1,512	284,118	285,630
Real Estate Construction	-	-	-	-	36,033	36,033
Residential 1st Mortgages	11	-	452	463	122,590	123,053
Home Equity Lines & Loans	132	-	346	478	45,806	46,284
Agricultural	2,384	-	587	2,971	207,809	210,780
Commercial	327	-	97	424	171,197	171,621
Consumer & Other	44	-	21	65	5,733	5,798
Total	$3,003	$-	$3,015	$6,018	$1,197,976	$1,203,994

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

				Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2013	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$2,973	$2,993	$-	$1,540	$2	$869	$4
Agricultural Real Estate	4,382	4,673	-	3,945	-	4,209	-
Residential 1st Mortgages	530	580	-	633	4	665	7
Home Equity Lines & Loans	374	397	-	312	1	417	2
Agricultural	457	503	-	1,105	-	1,474	-
Commercial	92	92	-	98	2	102	4
	$8,808	$9,238	$-	$7,633	$9	$7,736	$17
With an allowance recorded:
Commercial Real Estate	$7	$6	$6	$4	$-	$2	$-
Agricultural Real Estate	1,449	1,843	300	1,645	-	1,283	-
Home Equity Lines & Loans	243	289	243	198	-	186	-
Agricultural	1,043	1,068	596	1,516	8	1,757	16
Commercial	418	430	202	281	2	213	4
Consumer & Other	56	58	55	201	1	202	2
	$3,216	$3,694	$1,402	$3,845	$11	$3,643	$22
Total	$12,024	$12,932	$1,402	$11,478	$20	$11,379	$39

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2012	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$289	$289	$-	$506	$20
Agricultural Real Estate	5,437	5,454	-	2,611	-
Residential 1st Mortgages	658	761	-	458	3
Home Equity Lines & Loans	792	871	-	775	23
Agricultural	1,932	1,954	-	1,159	19
Commercial	106	106	-	144	6
	$9,214	$9,435	$-	$5,653	$71
With an allowance recorded:
Residential 1st Mortgages	$-	$-	$-	$54	$-
Home Equity Lines & Loans	194	237	173	182	4
Agricultural	2,006	2,019	996	997	1
Commercial	144	144	144	159	4
Consumer & Other	61	63	61	31	-
	$2,405	$2,463	$1,374	$1,423	$9
Total	$11,619	$11,898	$1,374	$7,076	$80

				Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2012	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$298	$299	$-	$720	$6	$1,035	$9
Agricultural Real Estate	1,514	1,777	-	1,224	-	1,085	-
Residential 1st Mortgages	387	416	-	340	-	549	-
Home Equity Lines & Loans	750	821	-	762	7	704	11
Agricultural	288	288	-	299	6	293	10
Commercial	118	118	-	179	2	197	2
	$3,355	$3,719	$-	$3,524	$21	$3,863	$32
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$-	$-	$755	$-
Residential 1st Mortgages	108	109	51	108	-	81	-
Home Equity Lines & Loans	78	82	60	133	1	142	2
Agricultural	587	1,566	586	717	-	840	-
Commercial	245	252	197	173	-	138	-
Consumer & Other	21	22	21	22	-	23	-
	$1,039	$2,031	$915	$1,153	$1	$1,979	$2
Total	$4,394	$5,750	$915	$4,677	$22	$5,842	$34

Total recorded investment shown in the prior table will not equal the total ending balance of loans & leases individually evaluated for impairment on the allocation of allowance table. This is because the calculation of recorded investment for purposes of this table takes into account charge-offs, net deferred loan & lease fees & costs, unamortized premium or discount, and accrued interest.

At June 30, 2013, the Company allocated $433,000 of specific reserves to $2.1 million of troubled debt restructured loans, of which $1.6 million were performing. The Company had no commitments at June 30, 2013 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and six month periods ending June 30, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods of 5 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 10 years.

The following table presents loans by class, modified as troubled debt restructured loans & leases for the three and six-month periods ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	-	$-	$-	4	$306	$290
Home Equity Lines & Loans	1	180	169	2	195	184
Commercial	-	-	-	2	292	292
Total	1	$180	$169	8	$793	$766

The TDRs described above increased the allowance for credit losses by $0 and $4,000 and resulted in charge-offs of $11,000 and $27,000 for the three and six-month period ending June 30, 2013.

During the three and six-months ended June 30, 2013, there were no payment defaults on loans modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

The following table presents loans by class modified as troubled debt restructured loans for the three and six-month periods ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate	-	$-	$-	$1	$116	$116
Residential 1st Mortgages	1	30	29	4	146	139
Home Equity Lines & Loans	2	294	258	3	368	326
Agricultural	-	-	-	1	180	180
Commercial	1	147	147	3	273	273
Total	4	$471	$434	$12	$1,083	$1,034

The TDR’s described above increased the allowance for credit losses by $85,000 and $29,000 and resulted in charge-offs of $37,000 and $49,000 for the three and six months ended June 30, 2012.

During the three and six-months ended June 30, 2012, there were no payment defaults on loans modified as troubled debt restructurings within twelve months following the modification.

4. Fair Value Measurements

The Company follows the “Fair Value Measurement and Disclosures” topic, which establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, this standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

The Company does not record all loans & leases at fair value on a recurring basis. However, from time to time, a loan or lease is considered impaired and an allowance for credit losses is established. Once a loan or lease is identified as individually impaired, management measures impairment in accordance with the “Receivables” topic. The fair value of impaired loans & leases is estimated using one of several methods, including collateral value when the loan & lease is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans & leases not requiring an allowance represent loans & leases for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans & leases. Impaired loans & leases where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan or lease as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or the appraised value contains a significant unobservable assumption, and there is no observable market price, the Company records the impaired loan or lease as nonrecurring Level 3.

Other Real Estate (“ORE”) is reported at fair value on a non-recurring basis. When the fair value of the ORE is based on an observable market price or a current appraised value which uses observable data, the Company records the ORE as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or the appraised value contains a significant unobservable assumption, and there is no observable market price, the Company records the ORE as nonrecurring Level 3. Other real estate is reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At June 30, 2013, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$26,482	$21,416	$5,066	$-
Obligations of States and Political Subdivisions	5,612	-	-	5,612
Mortgage Backed Securities	392,574	-	392,574	-
Corporate Securities	49,560	8,122	41,438	-
Other	1,186	876	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$475,414	$30,414	$439,388	$5,612

		Fair Value Measurements At December 31, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$26,823	$21,731	$5,092	$-
Obligations of States and Political Subdivisions	5,665	-	-	5,665
Mortgage Backed Securities	352,772	-	352,772	-
Corporate Securities	22,558	4,020	18,538	-
Other	10,173	9,863	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$417,991	$35,614	$376,712	$5,665

		Fair Value Measurements At June 30, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$57,078	$10,724	$46,354	$-
Obligations of States and Political Subdivisions	5,724	-	-	5,724
Mortgage Backed Securities	427,637	-	427,637	-
Corporate Securities	8,995	-	8,995	-
Other	2,458	2,148	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$501,892	$12,872	$483,296	$5,724

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the three and six-months ended June 30, 2013 and 2012, there were no transfers in or out of level 1, 2, or 3. The following table presents changes in level 3 assets measured at fair value on a recurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Balance at Beginning of Period	$5,643	$5,753	$5,665	$5,782
Total Realized and Unrealized Gains/(Losses) Included in Income	-	-	-	-
Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	-	-	-	-
Purchase of Securities	-	-	-	-
Sales, Maturities, and Calls of Securities	(31)	(29)	(53)	(58)
Net Transfers In/(Out) of Level 3	-	-	-	-
Balance at End of Period	$5,612	$5,724	$5,612	$5,724

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

The following tables present information about the Company’s impaired loans & leases and other real estate, classes of assets or liabilities that the Company carries at fair value on a non-recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated. Not all impaired loans & leases are carried at fair value. Impaired loans & leases are only included in the following tables when their fair value is based upon an appraisal of the collateral, and if that appraisal results in a partial charge-off or the establishment of a specific reserve.

		Fair Value Measurements At June 30, 2013, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Agricultural Real Estate	$1,143	$-	$-	$1,143
Residential 1st Mortgage	283	-	-	283
Home Equity Lines and Loans	184	-	-	184
Agricultural	672	-	-	672
Commercial	216	-	-	216
Total Impaired Loans	2,498	-	-	2,498
Other Real Estate
Real Estate Construction	2,399	-	-	2,399
Total Other Real Estate	2,399	-	-	2,399
Total Assets Measured at Fair Value On a Non-Recurring Basis	$4,897	$-	$-	$4,897

The fair value of impaired loans & leases with a specific reserve or a partial charge-off was $2.5 million, net of an allowance for credit losses of $1.3 million.

ORE was $2.4 million, net of a $3.7 million valuation allowance. ORE has been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in non-interest expense on the Consolidated Statements of Income.

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

The fair value of impaired loans & leases with a specific reserve or a partial charge-off was $1.7 million, net of an allowance for credit losses of $1.4 million. The fair value of ORE was $2.6 million, net of a $4.1 million valuation allowance.

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

The fair value of impaired loans & leases with a specific reserve or a partial charge-off was $562,000, net of an allowance for credit losses of $915,000. The fair value of ORE was $2.6 million, net of a $4.1 million valuation allowance.

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
June 30, 2013 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$45,306	$45,306		$-		$-		$45,306

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	26,482	21,416		5,066		-		26,482
Obligations of States and Political Subdivisions	5,612	-		-		5,612		5,612
Mortgage Backed Securities	392,574			392,574		-		392,574
Corporate Securities	49,560	8,122		41,438		-		49,560
Other	1,186	876		310		-		1,186
Total Investment Securities Available-for-Sale	475,414	30,414		439,388		5,612		475,414

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	64,648	-		58,009		7,360		65,369
Mortgage Backed Securities	217	-		220		-		220
Other	2,194	-		2,194		-		2,194
Total Investment Securities Held-to-Maturity	67,059	-		60,423		7,360		67,783

FHLB Stock	7,187	N/	A	N/	A	N/	A	N/	A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	387,427	-		-		387,017		387,017
Agricultural Real Estate	309,107	-		-		310,902		310,902
Real Estate Construction	31,741	-		-		31,901		31,901
Residential 1st Mortgages	135,436	-		-		137,951		137,951
Home Equity Lines and Loans	34,514	-		-		37,225		37,225
Agricultural	204,203	-		-		201,957		201,957
Commercial	150,572	-		-		149,593		149,593
Consumer & Other	5,378	-		-		5,400		5,400
Leases	2,667	-		-		2,667		2,667
Unallocated Allowance	(224)	-		-		(224)		(224)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,260,821	-		-		1,264,389		1,264,389
Accrued Interest Receivable	7,609	-		7,609		-		7,609

Liabilities:
Deposits:
Demand	429,526	429,526		-		-		429,526
Interest Bearing Transaction	248,447	248,447		-		-		248,447
Savings and Money Market	588,009	588,009		-		-		588,009
Time	444,175	-		444,579		-		444,579
Total Deposits	1,710,157	1,265,982		444,579		-		1,710,561
FHLB Advances & Securities Sold Under Agreement to Repurchase	43,300	-		43,300		-		43,300
Subordinated Debentures	10,310	-		5,665		-		5,665
Accrued Interest Payable	438	-		438		-		438

		Fair Value of Financial Instruments Using
December 31, 2012 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$129,426	$129,426		$-		$-		$129,426

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	26,823	21,731		5,092		-		26,823
Obligations of States and Political Subdivisions	5,665	-		-		5,665		5,665
Mortgage Backed Securities	352,772	-		352,772		-		352,772
Corporate Securities	22,558	4,020		18,538		-		22,558
Other	10,173	9,863		310		-		10,173
Total Investment Securities Available-for-Sale	417,991	35,614		376,712		5,665		417,991

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	65,694	-		60,177		7,810		67,987
Mortgage Backed Securities	484	-		496		-		496
Other	2,214	-		2,214		-		2,214
Total Investment Securities Held-to-Maturity	68,392	-		62,887		7,810		70,697

FHLB Stock	7,368	N/	A	N/	A	N/	A	N/	A
Loans, Net of Deferred Loan Fees & Allowance:
Commercial Real Estate	344,084	-		-		349,524		349,524
Agricultural Real Estate	309,115	-		-		316,302		316,302
Real Estate Construction	31,694	-		-		32,024		32,024
Residential 1st Mortgages	139,038	-		-		144,203		144,203
Home Equity Lines and Loans	38,807	-		-		41,419		41,419
Agricultural	210,595	-		-		209,578		209,578
Commercial	135,330	-		-		134,647		134,647
Consumer & Other	4,876	-		-		4,847		4,847
Unallocated Allowance	(854)	-		-		(854)		(854)
Total Loans, Net of Deferred Loan Fees & Allowance	1,212,685	-		-		1,231,690		1,231,690
Accrued Interest Receivable	6,389	-		-		6,389		6,389

Liabilities:
Deposits:
Demand	462,251	462,251		-		-		462,251
Interest Bearing Transaction	259,141	259,141		-		-		259,141
Savings and Money Market	541,526	541,526		-		-		541,526
Time	459,108	-		459,993		-		459,993
Total Deposits	1,722,026	1,262,918		459,993		-		1,722,911
Subordinated Debentures	10,310	-		5,750		-		5,750
Accrued Interest Payable	498	-		498		-		498

		Fair Value of Financial Instruments Using
June 30, 2012 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$40,769	$40,769		$-		$-		$40,769

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	57,078	10,724		46,354		-		57,078
Obligations of States and Political Subdivisions	5,724	-		-		5,724		5,724
Mortgage Backed Securities	427,637	-		427,637		-		427,637
Corporate Securities	8,995	-		8,995		-		8,995
Other	2,458	2,148		310		-		2,458
Total Investment Securities Available-for-Sale	501,892	12,872		483,296		5,724		501,892

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	67,159	-		61,820		7,786		69,606
Mortgage Backed Securities	806	-		831		-		831
Other	2,230	-		2,230		-		2,230
Total Investment Securities Held-to-Maturity	70,195	-		64,881		7,786		72,667

FHLB Stock	7,368	N/	A	N/	A	N/	A	N/	A
Loans, Net of Deferred Loan Fees & Allowance:
Commercial Real Estate	320,418	-		-		330,783		330,783
Agricultural Real Estate	282,997	-		-		292,152		292,152
Real Estate Construction	34,133	-		-		34,423		34,423
Residential 1st Mortgages	121,602	-		-		125,110		125,110
Home Equity Lines and Loans	42,770	-		-		45,809		45,809
Agricultural	202,946	-		-		202,991		202,991
Commercial	162,083	-		-		161,242		161,242
Consumer & Other	5,658	-		-		5,731		5,731
Unallocated Allowance	(1,711)	-		-		(1,711)		(1,711)
Total Loans, Net of Deferred Loan Fees & Allowance	1,170,896	-		-		1,196,530		1,196,530
Accrued Interest Receivable	7,223	-		7,223		-		7,223

Liabilities:
Deposits:
Demand	360,290	360,290		-		-		360,290
Interest Bearing Transaction	223,343	223,343		-		-		223,343
Savings and Money Market	542,922	542,922		-		-		542,922
Time	505,670	-		506,638		-		506,638
Total Deposits	1,632,225	1,126,555		506,638		-		1,633,193
FHLB Advances & Securities Sold Under Agreement to Repurchase	50,998	-		51,065		-		51,065
Subordinated Debentures	10,310	-		5,841		-		5,841
Accrued Interest Payable	796	-		796		-		796

Fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013, December 31, 2012, and June 30, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

Loans & Leases, Net of Deferred Loan & Lease Fees & Allowance - Fair values of loans & leases are estimated as follows: For variable rate loans & leases that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans & leases are estimated using discounted cash flow analyses, using interest rates currently being offered for loans & leases with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans & leases are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans & leases do not necessarily represent an exit price.

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

6. Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. On May 17, 2013, the Board of Directors of Farmers & Merchants Bancorp announced a mid-year cash dividend of $6.20 per share, a 5.1% increase over the $5.90 per share paid on July 2, 2012. The cash dividend was paid on July 1, 2013, to shareholders of record on June 10, 2013.

Basic earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per share for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(net income in thousands)	2013	2012	2013	2012
Net Income	$5,565	$5,162	$11,816	$11,352
Average Number of Common Shares Outstanding	777,882	778,939	777,882	779,118
Basic Earnings Per Common Share	$7.15	$6.63	$15.19	$14.57

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2013.  This analysis should be read in conjunction with our 2012 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

During the 2nd quarter of 2013 the Company entered the equipment leasing business.  Equipment leasing is a form of asset-backed financing which typically preserves cash more optimally than other financial products by advancing 100% of the installed equipment cost and allowing for customized payment terms. Leases fall into one of two broad categories: (1) “finance leases”, where the lessee retains the tax benefits of ownership but obtains 100% financing on their equipment purchases; and (2) “true tax leases”, where the lessor places reliance on residual value and in so doing obtains the tax benefits of ownership.  As of June 30, 2013 the Company’s lease portfolio totaled a relatively modest $2.7 million, but this is anticipated to increase as the Company’s business development activities gain traction.

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

For the three and six months ended June 30, 2013, Farmers & Merchants Bancorp reported net income of $5,565,000 and $11,816,000, earnings per share of $7.15 and $15.19 and return on average assets of 1.13% and 1.20%, respectively. Return on average shareholders’ equity was 10.62% and 11.32% for the three and six months ended June 30, 2013.

For the three and six months ended June 30, 2012, Farmers & Merchants Bancorp reported net income of $5,162,000 and $11,352,000, earnings per share of $6.63 and $14.57 and return on average assets of 1.07% and 1.18%, respectively. Return on average shareholders’ equity was 10.46% and 11.62% for the three and six months ended June 30, 2012.

The primary reasons for the Company’s improved earnings performance in the first six months of 2013 as compared to the same period last year were: (1) a $250,000 decrease in the credit loss provision; (2) an $889,000 increase in gain on sale of investment securities; and (3) a $1.3 million decrease in other non-interest expense, primarily due to a $1.7 million fee paid in 2012 for early termination of the Company’s Securities Sold Under Agreement to Repurchase. These positive impacts were partially offset by: (1) an $819,000 decrease in net interest income; (2) a $241,000 decrease in service charges on deposit accounts; and (3) a $998,000 increase in salaries and employee benefits.

The following is a summary of the financial results for the six-month period ended June 30, 2013 compared to June 30, 2012.

•	Net income increased 4.1% to $11.8 million from $11.4 million.

•	Earnings per share increased 4.3% to $15.19 from $14.57.

•	Total assets increased 4.1% to $2.0 billion.

•	Total loans & leases increased 7.6% to $1.3 billion.

•	Total deposits increased 4.8% to $1.7 billion.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and six-month periods ended June 30, 2013 and 2012.

The average yields on earning assets and average rates paid on interest-bearing liabilities have been computed on an annualized basis for purposes of comparability with full year data. Average balance amounts for assets and liabilities are the computed average of daily balances.

Net interest income is the amount by which the interest and fees on loans & leases and other interest earning assets exceed the interest paid on interest bearing sources of funds. For the purpose of analysis, the interest earned on tax-exempt investments and municipal loans is adjusted to an amount comparable to interest subject to normal income taxes. This adjustment is referred to as “taxable equivalent” and is noted wherever applicable.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Three Months Ended June 30,			Three Months Ended June 30,
		2013			2012
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$4,286	$3	0.28%	$25,434	$15	0.24%
Investment Securities:
U.S. Agencies	26,393	54	0.82%	64,392	164	1.02%
Municipals - Non-Taxable	70,217	1,001	5.70%	72,434	1,008	5.57%
Mortgage Backed Securities	411,670	2,178	2.12%	429,568	2,641	2.46%
Other	53,275	150	1.13%	12,675	30	0.95%
Total Investment Securities	561,555	3,383	2.41%	579,069	3,843	2.65%

Loans & Leases:
Real Estate	852,379	11,246	5.29%	751,503	10,806	5.78%
Home Equity Lines & Loans	38,505	554	5.77%	47,640	691	5.83%
Agricultural	189,158	2,010	4.26%	201,039	2,614	5.23%
Commercial	151,034	2,011	5.34%	163,742	2,092	5.14%
Consumer	4,959	69	5.58%	6,046	96	6.39%
Other	231	4	6.95%	238	4	6.76%
Leases	1,386	12	3.47%	-	-	0.00%
Total Loans & Leases	1,237,652	15,906	5.15%	1,170,208	16,303	5.60%
Total Earning Assets	1,803,493	$19,292	4.29%	1,774,711	$20,161	4.57%

Unrealized Gain on Securities Available-for-Sale	8,183			11,282
Allowance for Credit Losses	(34,286)			(33,074)
Cash and Due From Banks	34,447			33,580
All Other Assets	154,424			139,306
Total Assets	$1,966,261			$1,925,805

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$253,643	$27	0.04%	$230,398	$50	0.09%
Savings and Money Market	566,951	219	0.15%	523,714	304	0.23%
Time Deposits	446,233	382	0.34%	509,464	621	0.49%
Total Interest Bearing Deposits	1,266,827	628	0.20%	1,263,576	975	0.31%
Securities Sold Under Agreement to Repurchase	-	-	0.00%	53,406	482	3.63%
Federal Home Loan Bank Advances	24,588	9	0.15%	6,795	11	0.65%
Subordinated Debentures	10,310	82	3.19%	10,310	87	3.39%
Total Interest Bearing Liabilities	1,301,725	$719	0.22%	1,334,087	$1,555	0.47%
Interest Rate Spread			4.07%			4.10%
Demand Deposits (Non-Interest Bearing)	412,429			355,917
All Other Liabilities	42,435			38,386
Total Liabilities	1,756,589			1,728,390

Shareholders' Equity	209,672			197,415
Total Liabilities & Shareholders' Equity	$1,966,261			$1,925,805
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.07%			0.12%
Net Interest Income and Margin on Total Earning Assets		18,573	4.14%		18,607	4.22%
Tax Equivalent Adjustment		(347)			(349)
Net Interest Income		$18,226	4.06%		$18,258	4.14%
Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount in the amount of $1.2 million and $586,000 for the quarters ended June 30, 2013 and 2012, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Six Months Ended June 30,			Six Months Ended June 30,
		2013			2012
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$37,064	$47	0.26%	$54,655	$68	0.25%
Investment Securities:
U.S. Agencies	28,105	125	0.89%	69,940	366	1.05%
Municipals - Non-Taxable	70,663	2,012	5.70%	68,906	1,970	5.72%
Mortgage Backed Securities	389,363	4,069	2.09%	418,218	5,239	2.51%
Other	50,793	294	1.16%	7,885	38	0.96%
Total Investment Securities	538,924	6,500	2.41%	564,949	7,613	2.70%

Loans & Leases:
Real Estate	846,349	22,278	5.31%	740,392	21,798	5.92%
Home Equity Lines & Loans	39,525	1,131	5.77%	48,794	1,398	5.76%
Agricultural	188,518	3,979	4.26%	201,037	5,228	5.23%
Commercial	147,801	3,788	5.17%	160,687	4,133	5.17%
Consumer	4,847	156	6.49%	6,347	214	6.78%
Other	231	7	6.11%	238	7	5.91%
Leases	697	12	3.47%	-	-	0.00%
Total Loans & Leases	1,227,968	31,351	5.15%	1,157,495	32,778	5.69%
Total Earning Assets	1,803,956	$37,898	4.24%	1,777,099	$40,459	4.58%

Unrealized Gain on Securities Available-for-Sale	9,573			10,189
Allowance for Credit Losses	(34,270)			(32,966)
Cash and Due From Banks	33,771			33,156
All Other Assets	150,487			138,704
Total Assets	$1,963,517			$1,926,182

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$253,401	$56	0.04%	$228,186	$96	0.08%
Savings and Money Market	572,082	463	0.16%	524,045	655	0.25%
Time Deposits	450,677	792	0.35%	510,722	1,281	0.50%
Total Interest Bearing Deposits	1,276,160	1,311	0.21%	1,262,953	2,032	0.32%
Securities Sold Under Agreement to Repurchase	-	-	0.00%	56,703	1,018	3.61%
Federal Home Loan Bank Advances	12,405	9	0.15%	3,659	18	0.99%
Subordinated Debentures	10,310	163	3.19%	10,310	175	3.41%
Total Interest Bearing Liabilities	1,298,875	$1,483	0.23%	1,333,625	$3,243	0.49%
Interest Rate Spread			4.01%			4.09%
Demand Deposits (Non-Interest Bearing)	417,111			362,102
All Other Liabilities	38,844			35,037
Total Liabilities	1,754,830			1,730,764

Shareholders' Equity	208,687			195,418
Total Liabilities & Shareholders' Equity	$1,963,517			$1,926,182
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.06%			0.12%
Net Interest Income and Margin on Total Earning Assets		36,415	4.07%		37,216	4.21%
Tax Equivalent Adjustment		(698)			(680)
Net Interest Income		$35,717	3.99%		$36,536	4.13%
Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount in the amount of $1.9 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(in thousands)	Three Months Ended June 30, 2013 compared to June 30, 2012			Six Months Ended June 30, 2013 compared to June 30, 2012
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$(15)	$3	$(12)	$(23)	$2	$(21)
Investment Securities:
U.S. Agencies	(83)	(27)	(110)	(193)	(48)	(241)
Municipals - Non-Taxable	(31)	25	(6)	50	(8)	42
Mortgage Backed Securities	(106)	(357)	(463)	(343)	(827)	(1,170)
Other	113	7	120	247	9	256
Total Investment Securities	(107)	(352)	(459)	(239)	(874)	(1,113)

Loans & Leases:
Real Estate	1,403	(963)	440	2,911	(2,431)	480
Home Equity Lines & Loans	(119)	(18)	(137)	(269)	2	(267)
Agricultural	(146)	(458)	(604)	(313)	(936)	(1,249)
Commercial	(163)	82	(81)	(341)	(4)	(345)
Consumer	(16)	(11)	(27)	(49)	(9)	(58)
Leases	12	-	12	12	-	12
Total Loans & Leases	971	(1,368)	(397)	1,951	(3,378)	(1,427)
Total Earning Assets	849	(1,717)	(868)	1,689	(4,250)	(2,561)

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	5	(28)	(23)	10	(50)	(40)
Savings and Money Market	24	(109)	(85)	56	(248)	(192)
Time	(70)	(169)	(239)	(138)	(351)	(489)
Total Interest Bearing Deposits	(41)	(306)	(347)	(72)	(649)	(721)
Securities Sold Under Agreement to Repurchase	(241)	(241)	(482)	(509)	(509)	(1,018)
Other Borrowed Funds	12	(14)	(2)	16	(25)	(9)
Subordinated Debentures	-	(5)	(5)	-	(12)	(12)
Total Interest Bearing Liabilities	(270)	(566)	(836)	(565)	(1,195)	(1,760)
Total Change on a Tax Equivalent Basis	$1,119	$(1,151)	$(32)	$2,254	$(3,055)	$(801)
Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change." The above figures have been rounded to the nearest whole number.

2nd Quarter 2013 vs. 2nd Quarter 2012
Net interest income for the second quarter of 2013 decreased 0.2% or $32,000 to $18.2 million. On a fully taxable equivalent basis, net interest income decreased 0.2% and totaled $18.6 million for the second quarter of 2013. As more fully discussed below, the decrease in net interest income was primarily due to an 8 basis point decrease in the net interest margin, offset somewhat by growth in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended June 30, 2013, the Company’s net interest margin was 4.14% compared to 4.22% for the quarter ended June 30, 2012. This decrease in net interest margin was due primarily to a decline in earning asset yields that exceeded a corresponding drop in funding costs.

Average loans & leases totaled $1.2 billion for the quarter ended June 30, 2013; an increase of $67.4 million compared to the average balance for the quarter ended June 30, 2012. Loans & leases increased from 65.9% of average earning assets at June 30, 2012 to 68.6% at June 30, 2013. As a result of the continuing impact of the sustained low rate environment since late 2008, the annualized yield on the Company’s loan & lease portfolio declined to 5.15% for the quarter ended June 30, 2013, compared to 5.60% for the quarter ended June 30, 2012. Overall, the positive impact on interest revenue from the increase in loan & lease balances was offset by the negative impact of a decline in yields resulting in interest revenue from loans & leases decreasing 2.4% to $15.9 million for quarter ended June 30, 2013. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases. Average investment securities totaled $561.6 million for the quarter ended June 30, 2013; a decrease of $17.5 million compared to the average balance for the quarter ended June 30, 2012. Tax equivalent interest income on securities decreased $460,000 to $3.4 million for the quarter ended June 30, 2013, compared to $3.8 million for the quarter ended June 30, 2012. The average investment portfolio yield, on a tax equivalent basis, was 2.41% for the quarter ended June 30, 2013, compared to 2.65% for the quarter ended June 30, 2012. This decrease in yield was caused by a significant decline in the yield on the Company’s mortgage-backed securities portfolio due to: (1) a shift in mix from 30 year MBS to 10, 15 and 20 year MBS; (2) a decline in overall mortgage rates; and (3) increased prepayment speeds on MBS purchased at a premium requiring those premiums to be amortized over a shorter period. This decline was partially offset by a shift in mix from short-term government agencies securities into mortgage-back securities and corporate securities. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2013. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest bearing deposits with banks consisted of: (1) $750,000 in Community Reinvestment Act (‘CRA’) qualified CD’s with various banks; and (2) $3.5 million in FRB deposits. The average rate paid on CRA qualified CD’s for the second quarter of 2013 was 0.38% and balances with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest bearing deposits with banks for the quarter ended June 30, 2013, was $4.3 million, a decrease of $21.1 million compared to the average balance for the quarter ended June 30, 2012. Interest income on interest bearing deposits with banks for the quarter ended June 30, 2013, decreased $12,000 to $3,000 compared to the quarter ended June 30, 2012.

Average interest-bearing liabilities decreased $32.4 million or 2.4% during the second quarter of 2013. Of that decrease: (1) interest-bearing transaction deposits increased $23.2 million; (2) savings and money market deposits increased $43.2 million; (3) time deposits decreased $63.2 million; (4) securities sold under agreement to repurchase decreased $53.4 million (see “Financial Condition - Securities Sold Under Agreement to Repurchase”); (5) Federal Home Loan Bank (“FHLB”) Advances increased $17.8 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (6) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

During the second quarter of 2013, the Company was able to grow average interest bearing deposits by $3.3 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $628,000 for the second quarter of 2013 as compared to $975,000 for the second quarter of 2012. The average rate paid on interest-bearing deposits was 0.20% for the second quarter of 2013 compared to 0.31% for the second quarter of 2012. The Company anticipates that future declines in deposit rates, if any, will be much more modest.

Six Months Ending June 30, 2013 vs. Six Months Ending June 30, 2012
During the first six months of 2013, net interest income decreased 2.2% to $35.7 million, compared to $36.5 million at June 30, 2012. On a fully taxable equivalent basis, net interest income decreased 2.2% and totaled $36.4 million at June 30, 2013, compared to $37.2 million at June 30, 2012. The decrease in net interest income was primarily due to a 14 basis point decrease in the net interest margin, offset somewhat by growth in average earning assets.

For the six months ended June 30, 2013, the Company’s net interest margin was 4.07% compared to 4.21% for the same period in 2012. This decrease in net interest margin was due primarily to a decline in earning asset yields that exceeded a corresponding drop in funding costs.

The average balance of loans & leases increased by $70.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The yield on the loan & lease portfolio decreased 54 basis points to 5.15% for the six months ended June 30, 2013 compared to 5.69% for the six months ended June 30, 2012. This decrease in yield resulted in interest income from loans & leases decreasing 4.4% or $1.4 million for the first six months of 2013.

Average investment securities were $538.9 million for the six months ended June 30, 2013 compared to $564.9 million for the same period in 2012. The average yield (TE) for the six months ended June 30, 2013 was 2.41% compared to 2.70% for the six months ended June 30, 2012. This decrease in yield, along with a decrease in balances, resulted in a decrease in interest income of $1.1 million or 14.6%, for the six months ended June 30, 2013.

Average interest bearing deposits with banks consisted of: (1) $750,000 in Community Reinvestment Act (‘CRA’) qualified CD’s with various banks; and (2) $36.3 million in FRB deposits. The average rate paid on CRA qualified CD’s for the first six months of 2013 was 0.38% and balances with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest bearing deposits with banks for the six-months ended June 30, 2013, was $37.1 million, a decrease of $17.6 million compared to the average balance for the six-months ended June 30, 2012. Interest income on interest bearing deposits with banks for the six-months ended June 30, 2013, decreased $21,000 to $47,000 compared to the six-months ended June 30, 2012.

Average interest-bearing liabilities decreased $34.8 million or 2.6% during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Of that decrease: (1) interest-bearing deposits increased $13.2 million; (2) securities sold under agreement to repurchase decreased $56.7million; (3) FHLB advances increased $8.7 million; and (4) subordinated debentures remained unchanged.

The $13.2 million increase in average interest-bearing deposits was primarily in interest bearing transaction and savings and money market deposits, which grew $73.3 million since June 30, 2012, while time deposits decreased by $60.0 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $1.3 million for the first six months of 2013 as compared to $2.0 million for the first six months of 2012. The average rate paid on interest-bearing deposits was 0.21% in the first six months of 2013 and 0.32% in the first six months of 2012.

Provision and Allowance for Credit Losses
As a financial institution that assumes lending and credit risks as a principal element of its business, credit losses will be experienced in the normal course of business. The Company has established credit management policies and procedures that govern both the approval of new loans & leases and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans & leases to one borrower, and by restricting loans & leases made primarily to its principal market area where management believes it is best able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk.” Management reports regularly to the Board of Directors regarding trends and conditions in the loan & lease portfolio and regularly conducts credit reviews of individual loans & leases. Loans & leases that are performing but have shown some signs of weakness are subject to more stringent reporting and oversight.

Allowance for Credit Losses
The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company's loan & lease portfolio as of the balance-sheet date. The allowance is established through a provision for credit losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan & lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans & leases and general reserves for inherent losses related to loans & leases collectively evaluated for impairment.

A loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Loans & leases determined to be impaired are individually evaluated for impairment. When a loan or lease is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan or lease's effective interest rate, except that as a practical expedient, it may measure impairment based on a loan or lease's observable market price, or the fair value of the collateral if the loan or lease is collateral dependent. A loan or lease is collateral dependent if the repayment of the loan or lease is expected to be provided solely by the underlying collateral.

A restructuring of a loan or lease constitutes a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans & leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans & leases that are reported as TDRs are considered impaired and measured for impairment as described above.

Generally, the Company will not restructure loans or leases for customers unless: (i) the existing loan or lease is brought current as to principal and interest payments; and (ii) the restructured loan or lease can be underwritten to reasonable underwriting standards. If these standards are not met other actions will be pursued (e.g., foreclosure) to collect outstanding loan or lease amounts. After restructure a determination is made whether the loan or lease will be kept on accrual status based upon the underwriting and historical performance of the restructured credit.

The determination of the general reserve for loans or leases that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company's service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan & lease portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan & lease type). These portfolio segments include: (1) commercial real estate; (2) agricultural real estate; (3) real estate construction (including land and development loans); (4) residential 1st mortgages; (5) home equity lines and loans; (6) agricultural; (7) commercial; (8) consumer & other; and (9) leases. See “Financial Condition – Loans & Leases” for examples of loans & leases made by the Company. The allowance for credit losses attributable to each portfolio segment, which includes both impaired loans & leases and loans & leases that are not impaired, is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

The Company assigns a risk rating to all loans & leases and periodically performs detailed reviews of all such loans & leases over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. A credit grade is established at inception for smaller balance loans, such as consumer and residential real estate, and then updated only when the loan becomes contractually delinquent or when the borrower requests a modification. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans & leases. These credit quality indicators are used to assign a risk rating to each individual loan & lease. These risk ratings are also subject to examination by independent specialists engaged by the Company. The risk ratings can be grouped into five major categories, defined as follows:

Pass – A pass loan or lease is a strong credit with no existing or known potential weaknesses deserving of management's close attention.

Special Mention – A special mention loan or lease has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease or in the Company's credit position at some future date. Special Mention loans & leases are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A substandard loan or lease is not adequately protected by the current financial condition and paying capacity of the borrower or the value of the collateral pledged, if any. Loans or leases classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well-defined weaknesses include a project's lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project's failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans or leases classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently known facts, conditions and values, highly questionable or improbable.

Loss – Loans or leases classified as loss are considered uncollectible. Once a loan or lease becomes delinquent and repayment becomes questionable, the Company will address collateral shortfalls with the borrower and attempt to obtain additional collateral. If this is not forthcoming and payment in full is unlikely, the Bank will estimate its probable loss and immediately charge-off some or all of the balance.

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

Leases – Equipment leases subject the Company, as Lessor, to both the credit risk of the Lessee and the residual value risk of the equipment.  Credit risks are underwritten using the same credit criteria the Company would make an equipment term loan under.  Residual value risk is managed through the use of qualified, independent appraisers that establish the residual values the Company uses in structuring a lease.

In addition, the Company's and Bank's regulators, including the FRB, DFI and FDIC, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

Provision for Credit Losses
Changes in the provision for credit losses between years are the result of management’s evaluation, based upon information currently available, of the adequacy of the allowance for credit losses relative to factors such as the credit quality of the loan & lease portfolio, loan & lease growth, current credit losses, and the prevailing economic climate and its effect on borrowers’ ability to repay loans & leases in accordance with the terms of the notes.

The Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas declined as much as 60% and the economic stress eventually spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in some areas. As of June 30, 2013, the Company’s credit loss allowance was $34.2 million or 2.64% of total loans & leases. As of June 30, 2012, the allowance for credit losses was $33.1 million, which represented 2.74% of total loans & leases. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of June 30, 2013, compare very favorably to our peers at the present time, no significant recovery has yet begun in our local markets and this has resulted in continuing borrower stress.

The provision for credit losses during the first half of 2013 was $250,000 compared to $500,000 for the first half of 2012. Net charge-offs during the first half of 2013 were $232,000 compared to net charge-offs of $419,000 in the first half of 2012. See “Overview – Looking Forward: 2013 and Beyond,” “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2012 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of June 30, 2013, was adequate.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Balance at Beginning of Period	$34,255	$32,942	$34,217	$33,017
Charge-Offs	(494)	(312)	(529)	(643)
Recoveries	224	188	297	224
Provision	250	280	250	500
Balance at End of Period	$34,235	$33,098	$34,235	$33,098

The table below breaks out year-to-date and current quarter activity by portfolio segment (in thousands):

June 30, 2013	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2013	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$-	$854	$34,217
Charge-Offs	-	(400)	-	(16)	(22)	(23)	(4)	(64)	-	-	(529)
Recoveries	-	-	-	-	20	20	236	21	-	-	297
Provision	(732)	1,004	(9)	(166)	(249)	123	880	29	-	(630)	250
Ending Balance- June 30, 2013	$5,732	$3,481	$977	$1,037	$2,984	$10,557	$9,075	$168	$-	$224	$34,235
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2013	$6,671	$3,795	$969	$1,260	$3,209	$9,412	$7,966	$163	$-	$810	$34,255
Charge-Offs	-	(400)	-	-	(21)	(23)	(4)	(46)	-	-	(494)
Recoveries	-	-	-	-	18	7	189	10	-	-	224
Provision	(939)	86	8	(223)	(222)	1,161	924	41	-	(586)	250
Ending Balance- June 30, 2013	$5,732	$3,481	$977	$1,037	$2,984	$10,557	$9,075	$168	$-	$224	$34,235

The Allowance for Credit Losses as of June 30, 2013 increased a modest $18,000 from December 31, 2012 and decreased $20,000 during the second quarter of 2013. However, the allowance allocated to the following categories of loans did change materially during the first half of 2013:

•	Agricultural Real Estate allowance balances increased $604,000, primarily as a result of increased loss factors associated with continued stress in the dairy industry.

•	Commercial Real Estate allowance balances decreased $732,000, primarily as a result of a $9.8 million decrease in substandard and special mention credits.

•	Commercial allowance balances increased $1.1 million, primarily as a result of a $16.4 million increase in loan balances.

See “Management’s Discussion and Analysis - Financial Condition – Classified Loans & Leases and Non-Performing Assets” for further discussion regarding these loan categories.

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

2nd Quarter 2013 vs. 2nd Quarter 2012
Non-interest income increased $153,000 or 5.4% for the three months ended June 30, 2013, compared to the same period of 2012. This increase was primarily due a $154,000 increase in the net gain on sale of investment securities, partially offset by a $132,000 decrease in service charges on deposit accounts, primarily NSF/OD fees.

Six Months Ending June 30, 2013 vs. Six Months Ending June 30, 2012
Non‑interest income increased $1.7 million or 25.6% for the six months ended June 30, 2013 compared to the same period of 2012. This increase was comprised of: (1) an $889,000 increase in net gain on sale of investment securities; (2) a $785,000 increase in the net gain on deferred compensation investments; and (2) a $224,000 increase in other non-interest income primarily related to quarterly cash dividends from the FHLB and gain on sale of ORE properties. These increases were partially offset by a $241,000 decline in service charges on deposit accounts, primarily NSF/OD fees.

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

2nd Quarter 2013 vs. 2nd Quarter 2012
Overall, non-interest expense decreased $569,000 or 4.5% for the three months ended June 30, 2013, compared to the same period in 2012. This decrease was primarily comprised of: (1) a $1.5 million decrease in other non-interest expense primarily due to a one-time fee paid in 2012 for early termination of the Company’s Securities Sold Under Agreement to Repurchase; and (2) a $200,000 decrease in equipment expense related to ATM upgrades that also took place in June 2012. These decreases were partially offset by: (1) an $874,000 increase in salaries and employee benefits; and (2) a $233,000 increase in legal fee expense.

Six Months Ending June 30, 2013 vs. Six Months Ending June 30, 2012
Non-interest expense increased $268,000 or 1.1% for the six months ended June 30, 2013, compared to the same period of 2012. This increase was comprised of: (1) a $998,000 increase in salaries and employee benefits; and (2) a $785,000 increase in the net gain on deferred compensation investments. These increases were partially offset by: (1) a $223,000 decrease in equipment expense related to ATM upgrades that took place in 2012; and (2) a $1.3 million decrease in other non-interest expense primarily due to a one-time fee paid in 2012 for early termination of the Company’s Securities Sold Under Agreement to Repurchase.

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

Income Taxes
The provision for income taxes increased 10.7% to $3.3 million for the second quarter of 2013. The Company’s effective tax rate for the second quarter of 2013 was 37.0% compared to 36.4% for the second quarter of 2012.

The provision for income taxes increased 6.4% to $7.1 million for the first six months of 2013. The Company’s effective tax rate for the first six months of 2013 was 37.4% compared to 36.9% for the same period in 2012.

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

Current tax law causes the Company’s current taxes payable to approximate or exceed the current provision for taxes on the income statement. Three provisions have had a significant effect on the Company’s current income tax liability: (1) the restrictions on the deductibility of loans & lease losses; (2) deductibility of retirement and other long-term employee benefits only when paid; and (3) the statutory deferral of deductibility of California franchise taxes on the Company’s federal return.

Financial Condition

This section discusses material changes in the Company’s balance sheet at June 30, 2013, as compared to December 31, 2012 and to June 30, 2012. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

Investment Securities
The investment portfolio provides the Company with an income alternative to loans & leases. The debt securities in the Company’s investment portfolio have historically been comprised primarily of: (1) mortgage-backed securities issued by federal government-sponsored entities; (2) debt securities issued by government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, during 2012, the Company began to selectively add investment grade corporate securities (floating rate and fixed rate with maturities less than 5 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity without subjecting the Company to the interest rate risk associated with mortgage-backed securities.

The Company’s investment portfolio at June 30, 2013 was $542.5 million compared to $486.4 million at the end of 2012, an increase of $56.1 million or 11.5%. At June 30, 2012, the investment portfolio totaled $572.1 million. The mix of the investment portfolio has changed over the past three years. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company has invested most of its available funds over the past three years in shorter term government agency & government-sponsored entity securities and shorter term (10, 15, and 20 year) mortgage-backed securities. Beginning in mid-2012 the Company began to reduce its investment in mortgage-backed securities in order to reduce the risk associated with fixed rate term assets purchased at a premium. Excess cash was placed into corporate securities or left on deposit with the FRB. During the first quarter of 2013, as lower coupon 20 year mortgage-backed securities were issued at lower premiums, the Company reinvested excess cash into these securities.

The Company's total investment portfolio currently represents 27.0% of the Company’s total assets as compared to 24.6% at December 31, 2012, and 29.7% at June 30, 2012.

As of June 30, 2013 the Company held $70.3 million of municipal investments, of which $57.3 million were bank-qualified municipal bonds, all classified as held-to-maturity. The financial problems experienced by certain municipalities over the past five years, along with the financial stresses exhibited by some of the large monoline bond insurers, has increased the overall risk associated with bank-qualified municipal bonds. This situation caused the Company not to purchase any municipal bonds between late 2006 and year-end 2011. However, during the first quarter of 2012 the Company began investing in bank-qualified municipals that were rated AA or better. As of June 30, 2013 ninety-four percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” Additionally, in order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds and corporate securities. The Company monitors the status of the approximately six percent ($3.6 million) of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consist of: (1) Community Reinvestment Act (‘CRA’) qualified CD’s with various banks; and (2) FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $1.4 million at June 30, 2013, $82.1 million at December 31, 2012 and $1.1 million at June 30, 2012.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of June 30, 2013, December 31, 2012 and June 30, 2012, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Loans & Leases
Loans & Leases can be categorized by borrowing purpose and use of funds. Common examples of loans & leases made by the Company include:

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

Leases –These are leases to businesses or individuals, for the purpose of financing the acquisition of equipment.  They can be either “finance leases” where the lessee retains the tax benefits of ownership but obtains 100% financing on their equipment purchases; or “true tax leases” where the Company, as lessor, places reliance on equipment residual value and in doing so obtains the tax benefits of ownership. Leases typically have a maturity of three to ten years, and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk. Credit risks are underwritten using the same credit criteria the Company would use when making an equipment term loan. Residual value risk is managed through the use of qualified, independent appraisers that establish the residual values the Company uses in structuring a lease.

Each loan or lease type involves risks specific to the: (1) borrower; (2) collateral; and (3) loan & lease structure. See “Results of Operations - Provision and Allowance for Credit Losses” for a more detailed discussion of risks by loan & lease type. The Company’s current underwriting policies and standards are designed to mitigate the risks involved in each loan & lease type. The Company’s policies require that loans & leases are approved only to those borrowers exhibiting a clear source of repayment and the ability to service existing and proposed debt. The Company’s underwriting procedures for all loan & lease types require careful consideration of the borrower, the borrower’s financial condition, the borrower’s management capability, the borrower’s industry, and the economic environment affecting the loan & lease.

Most loans & leases made by the Company are secured, but collateral is the secondary or tertiary source of repayment; cash flow is our primary source of repayment. The quality and liquidity of collateral are important and must be confirmed before the loan or lease is made.

In order to be responsive to borrower needs, the Company prices loans & leases: (1) on both a fixed rate and adjustable rate basis; (2) over different terms; and (3) based upon different rate indices; as long as these structures are consistent with the Company’s interest rate risk management policies and procedures (see Item 3. Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk).

The Company's loan & lease portfolio at June 30, 2013 totaled $1.3 billion, an increase of $91.1 million or 7.6% over June 30, 2012. This increase has occurred despite what continues to be a difficult economic environment combined with a very competitive pricing environment, and is a result of the Company’s business development efforts directed toward credit-qualified borrowers. No assurances can be made that this growth in the loan & lease portfolio will continue until the economy in the Central Valley of California improves.

Loans & leases at June 30, 2013 increased $48.2 million from December 31, 2012, primarily in Commercial Real Estate.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	June 30, 2013		December 31, 2012		June 30, 2012
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$395,818	30.6%	$353,109	28.2%	$326,996	27.1%
Agricultural Real Estate	312,588	24.1%	311,992	25.0%	285,630	23.7%
Real Estate Construction	32,718	2.5%	32,680	2.6%	36,033	3.0%
Residential 1st Mortgages	136,473	10.5%	140,257	11.2%	123,053	10.2%
Home Equity Lines & Loans	37,498	2.9%	42,042	3.4%	46,284	3.8%
Agricultural	214,760	16.5%	221,032	17.7%	210,780	17.5%
Commercial	159,647	12.3%	143,293	11.5%	171,621	14.2%
Consumer & Other	5,546	0.4%	5,058	0.4%	5,798	0.5%
Leases	2,667	0.2%	-	0.0%	-	0.0%
Total Gross Loans & Leases	1,297,715	100.0%	1,249,463	100.0%	1,206,195	100.0%
Less: Unearned Income	2,659		2,561		2,201
Subtotal	1,295,056		1,246,902		1,203,994
Less: Allowance for Credit Losses	34,235		34,217		33,098
Net Loans & Leases	$1,260,821		$1,212,685		$1,170,896

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan & lease review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified,” and these loans & leases receive increased management attention. As of June 30, 2013, classified loans & leases totaled $16.8 million compared to $21.5 million at December 31, 2012 and $22.5 million at June 30, 2012. On July 12, 2013, the Company received full payoff from one borrower of $2.7 million that was included in  the June 30, 2013 classified loan balances.

Classified loans & leases with higher levels of credit risk can be further designated as “impaired.” A loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. See “Results of Operations - Provision and Allowance for Credit Losses” for further details. Impaired loans or leases consist of: (1) non-accrual loans & leases; and/or (2) restructured loans & leases that are still performing (i.e., accruing interest).

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans or leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. Non-accrual loans & leases totaled $10.4 million as of June 30, 2013. At December 31, 2012 and June 30, 2013, non-accrual loans & leases totaled $9.3 million and $3.0 million, respectively. On July 12, 2013, the Company received full payoff from one borrower of $2.7 million that was included in the June 30, 2013 non-accrual loan balances.

Restructured Loans & Leases - A restructuring of a loan or lease constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. As of June 30, 2013, restructured loans & leases on accrual totaled $1.6 million as compared to $2.3 million at December 31, 2012. This decline was primarily a result of 14 commercial, agricultural, and residential loans that totaled $1.0 million as of December 31, 2012 no longer being classified as a TDR since they were restructured at a market rate in a prior calendar year and are currently in compliance with their modified terms. Restructured loans & leases on accrual at June 30, 2012, were $1.4 million.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the property is classified as other assets on the Company's financial statements.

The following table sets forth the amount of the Company's non-performing loans & leases (defined as non-accrual loans & leases plus accruing loans & leases past due 90 days or more) and ORE as of the dates indicated.

Non-Performing Assets
(in thousands)	June 30, 2013	Dec. 31, 2012	June 30, 2012
Non-Performing Loans & Leases	$10,427	$9,298	$3,015
Other Real Estate	2,399	2,553	2,553
Total Non-Performing Assets	$12,826	$11,851	$5,568

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.80%	0.74%	0.25%
Restructured Loans & Leases (Performing)	$1,575	$2,300	$1,375

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $1.0 million, $993,000, and $915,000 have been established for non-performing loans & leases at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

Foregone interest income on non-accrual loans & leases which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $439,000 for the six months ended June 30, 2013, $209,000 for the year ended December 31, 2012, and $177,000 for the six months ended June 30, 2012.

The Company reported $2.4 million of ORE at June 30, 2013, $2.6 million at December 31, 2012, and $2.6 million at June 30, 2012. These values are net of a reserve for ORE valuation allowance in the amount of $3.7 million at June 30, 2013 and $4.1 million for both December 31, 2012 and June 30, 2012.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of June 30, 2013, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However, the Central Valley of California continues to be one of the hardest hit areas in the country during this recession. Housing prices in many areas are down as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Unemployment levels remain above 15% in many areas. As a result of this combination of: (1) significant declines in real estate values over the past several years; and (2) continuing uncertainty in general economic conditions leading to increased unemployment and business failures; borrowers who up until this time have been able to keep current in their payments may experience deterioration in their overall financial condition, increasing the potential of default. See “Part I, Item 1A. Risk Factors” in the Company’s 2012 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets (loans & leases and investments) is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at June 30, 2013 have increased $77.9 million or 4.8% compared to June 30, 2012. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; and (2) the Company’s strong financial results and position which has built F&M Bank’s reputation as one of the most safe and sound banks in its market territory.  The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 4.8% since June 30, 2012, the Company’s focus has been on increasing low cost transaction and savings accounts, which have grown at a much faster pace:

•	Demand and interest-bearing transaction accounts have increased $94.3 million or 16.2% since June 30, 2012.

•	Savings and money market accounts have increased $45.1 million or 8.3% since June 30, 2012.

•	Time deposit accounts have decreased $61.5 million or 12.2% since June 30, 2012. This decline was the continuing result of an explicit pricing strategy adopted by the Company beginning in 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term government agency & government-sponsored entity securities or overnight Fed Funds. Beginning in 2009, management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction, money market, and/or savings balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s strong deposit growth in transaction, savings and money market accounts, this time deposit decline has not presented any liquidity issues and it has significantly enhanced the Company’s net interest margin and earnings.

The Company's deposit balances at June 30, 2013 have decreased $11.9 million or 0.7% compared to December 31, 2012. Savings and money market deposits increased 8.6% or $46.5 million while demand and interest-bearing transaction accounts decreased by $43.4 million or 6.0% and time deposit accounts decreased by $14.9  million or 3.3%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

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

FHLB Advances as of June 30, 2013 were $43.3 million compared to $0 at December 31, 2012 and $51.0 million at June 30, 2012. The average rate on FHLB advances during the first half of 2013 was 0.2% compared to 1.0% during the first half of 2012.

There were no amounts outstanding on the Company’s line of credit with the FRB as of June 30, 2013.

As of June 30, 2013 the Company had additional borrowing capacity of $279.1 million with the Federal Home Loan Bank and $305.6 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings. The Company had no securities sold under agreement to repurchase at June 30, 2013, December 31, 2012, and June 30, 2012.

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

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”). These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. Interest rates reset quarterly and were 3.1% as of June 30, 2013, 3.2% at December 31, 2012 and 3.3% at June 30, 2012. The average rate paid for these securities for the first half of 2013 was 3.2% compared to 3.4% for the first half 2012. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $203.1 million at June 30, 2013, $205.0 million at December 31, 2012, and $198.8 million at June 30, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of June 30, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2013
Total Capital to Risk Weighted Assets	$235,448	14.54%	$129,579	8.0%	N/	A	N/	A
Tier 1 Capital to Risk Weighted Assets	$215,027	13.28%	$64,789	4.0%	N/	A	N/	A
Tier 1 Capital to Average Assets	$215,027	10.95%	$78,524	4.0%	N/	A	N/	A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Total Capital to Risk Weighted Assets	$235,365	14.53%	$129,563	8.0%	$161,954	10.0%
Tier 1 Capital to Risk Weighted Assets	$214,946	13.27%	$64,782	4.0%	$97,173	6.0%
Tier 1 Capital to Average Assets	$214,946	10.97%	$78,404	4.0%	$98,005	5.0%

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

There were no stock repurchases during the second quarter of 2013 or 2012. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

Basel III Regulatory Capital Rules
On July 2, 2013, the FRB approved final rules and the FDIC subsequently adopted interim final rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. These rules would implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rules include new minimum risk-based capital and leverage ratios, which would be phased in over time. The new minimum capital level requirements applicable to the Company and the Bank under the final rules will be: (i) a common equity Tier 1 capital ratio of 4.5% of risk weighted assets (“RWA”); (ii) a Tier 1 capital ratio of 6% of RWA; (iii) a total capital ratio of 8% of RWA; and (iv) a Tier 1 leverage ratio of 4% of total assets. The final rules also establish a "capital conservation buffer" of 2.5% above each of the new regulatory minimum capital ratios which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0% of RWA; (ii) a Tier 1 capital ratio of 8.5% of RWA, and (iii) a total capital ratio of 10.5% of RWA. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.

The final rules also implement other revisions to the current capital rules but, in general, those revisions are not as onerous as originally thought when the proposed rules were issued in June 2012. For instance, the Company’s subordinated debentures will continue to qualify for Tier 1 under the rules. The Company believes that it is currently in compliance with all of these new capital requirements (as fully phased-in) and that they will not result in any restrictions on the Company’s business activity.

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

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Commitments to Extend Credit	$364,521	$334,772	$314,117
Letters of Credit	7,151	5,281	5,817
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	459	1,796	1,549

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $142,000 at June 30, 2013, December 31, 2012, and June 30, 2012. We do not anticipate any material losses as a result of these transactions.

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

In order to control credit risk in the loan & lease portfolio, the Company has established credit management policies and procedures that govern both the approval of new loans & leases and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans & leases to one borrower, and by restricting loans & leases made primarily to its principal market area where management believes it is best able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. However, as a financial institution that assumes lending and credit risks as a principal element of its business, credit losses will be experienced in the normal course of business. The allowance for credit losses is maintained at a level considered by management to be adequate to provide for risks inherent in the loan & lease portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.

The Company’s methodology for assessing the appropriateness of the allowance is applied on a regular basis and considers all loans & leases. The systematic methodology consists of two major parts.

Part 1 - includes a detailed analysis of the loan & lease portfolio in two phases. The first phase is conducted in accordance with the “Receivables” topic of the FASB ASC. Individual loans & leases are reviewed to identify loans & leases for impairment. A loan or lease is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan or lease. Impairment is measured as either the expected future cash flows discounted at each loan or lease’s effective interest rate, the fair value of the loan or lease’s collateral if the loan or lease is collateral dependent, or an observable market price of the loan or lease, if one exists. Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

Central to the first phase of the analysis of the loan & lease portfolio is the loan & lease risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is based primarily on a thorough analysis of each borrower’s financial position in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior credit administration personnel. Credits are monitored by credit administration personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary. Risk ratings are reviewed by both the Company’s independent third-party credit examiners and bank examiners from the DFI and FDIC.

Based on the risk rating system, specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates that the loan or lease is impaired and there is a probability of loss. Management performs a detailed analysis of these loans & leases, including, but not limited to, cash flows, appraisals of the collateral, conditions of the marketplace for liquidating the collateral, and assessment of the guarantors. Management then determines the inherent loss potential and allocates a portion of the allowance for losses as a specific allowance for each of these credits.

The second phase is conducted by segmenting the loan & lease portfolio by risk rating and into groups of loans & leases with similar characteristics in accordance with the “Contingency” topic of the FASB ASC. In this second phase, groups of loans & leases with similar characteristics are reviewed and the appropriate allowance factor is applied based on the historical average charge-off rate for each particular group of loans & leases.

Part 2 - considers qualitative internal and external factors that may affect a loan or lease’s collectability, is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the historical and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

▪	general economic and business conditions affecting the key lending areas of the Company;
▪	credit quality trends (including trends in collateral values, delinquencies and non-performing loans & leases);
▪	loan & lease volumes, growth rates and concentrations;
▪	loan & lease portfolio seasoning;
▪	specific industry and crop conditions;
▪	recent loss experience; and
▪	duration of the current business cycle.

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

Management believes that based upon the preceding methodology, and using information currently available, the allowance for credit losses at June 30, 2013 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

Interest Rate Risk
The mismatch between maturities of interest sensitive assets and liabilities results in uncertainty in the Company’s earnings and economic value and is referred to as interest rate risk. The Company does not attempt to predict interest rates and positions the balance sheet in a manner, which seeks to minimize, to the extent possible, the effects of changing interest rates.

The Company measures interest rate risk in terms of potential impact on both its economic value and earnings. The methods for governing the amount of interest rate risk include: (1) analysis of asset and liability mismatches (Gap analysis); (2) the utilization of a simulation model; and (3) limits on maturities of investment, loan & lease, and deposit products, which reduces the market volatility of those instruments.

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

The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans & leases. In addition, the magnitude of changes in the rates charged on loans & leases is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest bearing liabilities.

The Company also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company’s net interest income is measured over a rolling one-year horizon.

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2013, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 1.04% if rates increase by 200 basis points and a decrease in net interest income of 0.38% if rates decline 100 basis points. Comparatively, at December 31, 2012, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.62% if rates increase by 200 basis points and a decrease in net interest income of 0.55% if rates decline 100 basis points.

The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company’s net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape; prepayments on loans & leases and securities; pricing strategies on loans & leases and deposits; replacement of asset and liability cash flows; and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2012 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $61.0 million and repurchase lines of $100.0 million with major banks. As of June 30, 2013 the Company has additional borrowing capacity of $280.0 million with the Federal Home Loan Bank and $305.9 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At June 30, 2013, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities available-for-sale of approximately $288.0 million, which represents 14.59% of total assets.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the second quarter of 2013. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

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

FARMERS & MERCHANTS BANCORP

Date: August 8, 2013	/s/ Kent A. Steinwert
Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2013	/s/ Stephen W. Haley
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