Form 10-Q
period 2013-09-30
FARMERS & MERCHANTS BANCORP
filed 2013-11-08
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
Yes ☐  No ☒

Number of shares of common stock of the registrant:  Par value $0.01, authorized 7,500,000 shares; issued and outstanding 777,882 as of October 31, 2013.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands)	Sept. 30,	December 31,	Sept. 30,
	2013	2012	2012
Assets	(Unaudited)		(Unadited)
Cash and Cash Equivalents:
Cash and Due From Banks	$46,234	$47,366	$29,863
Interest Bearing Deposits with Banks	1,391	82,060	3,601
Total Cash and Cash Equivalents	47,625	129,426	33,464

Investment Securities:
Available-for-Sale	421,765	417,991	463,177
Held-to-Maturity	70,961	68,392	68,960
Total Investment Securities	492,726	486,383	532,137

Loans & Leases	1,297,811	1,246,902	1,210,027
Less: Allowance for Credit Losses	34,111	34,217	33,604
Loans & Leases, Net	1,263,700	1,212,685	1,176,423

Premises and Equipment, Net	21,814	22,901	22,945
Bank Owned Life Insurance	51,652	50,253	48,799
Interest Receivable and Other Assets	87,259	73,038	70,633
Total Assets	$1,964,776	$1,974,686	$1,884,401

Liabilities
Deposits:
Demand	$435,778	$462,251	$369,635
Interest Bearing Transaction	257,650	259,141	238,223
Savings and Money Market	561,277	541,526	540,690
Time	439,081	459,108	482,957
Total Deposits	1,693,786	1,722,026	1,631,505

Federal Home Loan Bank Advances	5,900	-	482
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	43,739	37,317	35,773
Total Liabilities	1,753,735	1,769,653	1,678,070

Shareholders' Equity
Preferred Stock: No Par Value. 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 777,882 Shares Issued and
Outstanding at Sept. 30, 2013, December 31, 2012 and Sept. 30, 2012, respectively	8	8	8
Additional Paid-In Capital	75,014	75,014	75,014
Retained Earnings	136,357	123,012	122,170
Accumulated Other Comprehensive (Loss) Income, Net	(338)	6,999	9,139
Total Shareholders' Equity	211,041	205,033	206,331
Total Liabilities & Shareholders' Equity	$1,964,776	$1,974,686	$1,884,401
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income
Interest and Fees on Loans & Leases	$16,679	$16,505	$48,030	$49,283
Interest on Deposits with Banks	2	8	49	76
Interest on Investment Securities:
Taxable	2,297	2,315	6,785	7,958
Exempt from Federal Tax	637	671	1,951	1,961
Total Interest Income	19,615	19,499	56,815	59,278

Interest Expense
Deposits	632	935	1,943	2,967
Borrowed Funds	7	11	16	1,047
Subordinated Debentures	82	87	245	262
Total Interest Expense	721	1,033	2,204	4,276

Net Interest Income	18,894	18,466	54,611	55,002
Provision for Credit Losses	-	600	250	1,100
Net Interest Income After Provision for Credit Losses	18,894	17,866	54,361	53,902

Non-Interest Income
Service Charges on Deposit Accounts	1,139	1,248	3,312	3,662
Net (Loss) Gain on Sale of Investment Securities	(1,137)	149	(248)	149
Increase in Cash Surrender Value of Life Insurance	473	500	1,399	1,412
Debit Card and ATM Fees	774	732	2,295	2,197
Net Gain on Deferred Compensation Investments	875	762	2,279	1,381
Other	1,324	662	2,872	1,986
Total Non-Interest Income	3,448	4,053	11,909	10,787

Non-Interest Expense
Salaries and Employee Benefits	8,244	7,850	25,184	23,792
Net Gain on Deferred Compensation Investments	875	762	2,279	1,381
Occupancy	649	656	1,899	1,925
Equipment	705	686	2,078	2,282
Legal Fees	(69)	204	391	629
FDIC Insurance	246	243	732	728
Other	1,535	1,359	4,683	5,816
Total Non-Interest Expense	12,185	11,760	37,246	36,553

Income Before Income Taxes	10,157	10,159	29,024	28,136
Provision for Income Taxes	3,805	3,827	10,856	10,452
Net Income	$6,352	$6,332	$18,168	$17,684
Basic Earnings Per Common Share	$8.17	$8.13	$23.36	$22.70
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$6,352	$6,332	$18,168	$17,684

Other Comprehensive Income (Loss)
Increase (Decrease) in Net Unrealized Gains (Losses) on Available-for-Sale Securities	1,681	2,944	(12,907)	7,865
Reclassification Adjustment for Realized Losses (Gains) on Available-for-Sale Securities Included in Net Income	1,137	(149)	248	(149)
Deferred Tax (Expense) Benefit	(1,185)	(1,175)	5,322	(3,244)
Change in Net Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	1,633	1,620	(7,337)	4,472

Total Other Comprehensive Income (Loss)	1,633	1,620	(7,337)	4,472

Comprehensive Income	$7,985	$7,952	$10,831	$22,156
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income (Loss), Net	Equity
Balance, January 1, 2012	779,424	$8	$75,590	$109,081	$4,667	$189,346
Net Income		-	-	17,684	-	17,684
Cash Dividends Declared on Common Stock ($5.90 per share)		-	-	(4,595)	-	(4,595)
Repurchase of Stock	(1,542)	-	(576)	-	-	(576)
Change in Net Unrealized Gain on Securities Available for Sale, Net of Tax		-	-	-	4,472	4,472
Balance, September 30, 2012	777,882	$8	$75,014	$122,170	$9,139	$206,331

Balance, January 1, 2013	777,882	$8	$75,014	$123,012	$6,999	$205,033
Net Income		-	-	18,168	-	18,168
Cash Dividends Declared on Common Stock ($6.20 per share)		-	-	(4,823)	-	(4,823)
Change in Net Unrealized Loss on Securities Available for Sale, Net of Tax		-	-	-	(7,337)	(7,337)
Balance, September 30, 2013	777,882	$8	$75,014	$136,357	$(338)	$211,041
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)	Nine Months Ended
(in thousands)	Sept 30,	Sept 30,
	2013	2012
Operating Activities:
Net Income	$18,168	$17,684
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	250	1,100
Depreciation and Amortization	1,152	1,293
Net Amortization of Investment Security Discounts & Premium	2,543	2,852
Net Loss (Gain) on Sale of Investment Securities	248	(149)
Net Gain on Sale of Property & Equipment	(705)	-
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(10,253)	(1,418)
Net Increase in Interest Payable and Other Liabilities	6,422	2,472
Net Cash Provided by Operating Activities	17,825	23,834
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(221,100)	(122,966)
Proceeds from Sold, Matured, or Called Securities Available-for-Sale	195,339	144,383
Purchase of Investment Securities Held-to-Maturity	(355)	(10,569)
Proceeds from Matured or Called Securities Held-to-Maturity	4,278	4,675
Net Loans & Leases Paid, Originated or Acquired	(51,649)	(47,728)
Principal Collected on Loans & Leases Previously Charged Off	384	266
Additions to Premises and Equipment	(187)	(180)
Proceeds from Disposition of Property & Equipment	827	-
Net Cash Used by Investing Activities	(72,463)	(32,119)
Financing Activities:
Net (Decrease) Increase in Deposits	(28,240)	5,308
Net Decrease in Securities Sold Under Agreement to Repurchase	-	(60,000)
Net Change in Other Borrowings	5,900	(48)
Common Stock Repurchases	-	(576)
Cash Dividends	(4,823)	(4,595)
Net Cash Used By Financing Activities	(27,163)	(59,911)
Decrease in Cash and Cash Equivalents	(81,801)	(68,196)
Cash and Cash Equivalents at Beginning of Period	129,426	101,660
Cash and Cash Equivalents at End of Period	$47,625	$33,464
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$3,458	$58
Cash Payments Made for Income Taxes	$13,886	$11,568
Interest Paid	$2,346	$4,661
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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three-month and nine-month periods ended September 30, 2013 may not necessarily be indicative of future operating results.

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

Other Real Estate
Other real estate, which is included in other assets, is expected to be sold and is comprised of properties acquired through foreclosure in satisfaction of indebtedness. Upon acquisition, these properties are recorded at fair value less estimated selling costs. Revised estimates to the fair value less cost to sell are reported as adjustments to the carrying amount of the asset, provided that such adjusted value is not in excess of the carrying amount at acquisition. Initial losses on properties acquired through full or partial satisfaction of debt are treated as credit losses and charged to the allowance for credit losses at the time of acquisition. Subsequent declines in value from the recorded amounts, routine holding costs, and gains or losses upon disposition, if any, are included in non-interest expense as incurred.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of or for the period ended September 30, 2013, December 31, 2012 or September 30, 2012.

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

	Amortized	Gross Unrealized		Fair/Book
September 30, 2013	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$28,404	$239	$-	$28,643
Mortgage Backed Securities (1)	342,963	4,928	5,814	342,077
Corporate Securities	49,696	250	185	49,761
Other	1,284	-	-	1,284
Total	$422,347	$5,417	$5,999	$421,765

	Amortized	Gross Unrealized		Fair/Book
December 31, 2012	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$26,546	$277	$-	$26,823
Obligations of States and Political Subdivisions	5,665	-	-	5,665
Mortgage Backed Securities (1)	341,212	11,570	10	352,772
Corporate Securities	22,318	252	12	22,558
Other	10,173	-	-	10,173
Total	$405,914	$12,099	$22	$417,991

	Amortized	Gross Unrealized		Fair/Book
September 30, 2012	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$46,655	$316	$-	$46,971
Obligations of States and Political Subdivisions	5,704	-	-	5,704
Mortgage Backed Securities (1)	374,582	15,230	-	389,812
Corporate Securities	14,641	223	-	14,864
Other	5,826	-	-	5,826
Total	$447,408	$15,769	$-	$463,177

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
September 30, 2013	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$67,717	$965	$741	$67,941
Mortgage Backed Securities (1)	121	1	-	122
Other	3,123	-	-	3,123
Total	$70,961	$966	$741	$71,186

	Book	Gross Unrealized		Fair
December 31, 2012	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$65,694	$2,296	$3	$67,987
Mortgage Backed Securities (1)	484	12	-	496
Other	2,214	-	-	2,214
Total	$68,392	$2,308	$3	$70,697

	Book	Gross Unrealized		Fair
September 30, 2012	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$66,098	$2,623	$-	$68,721
Mortgage Backed Securities (1)	640	20	-	660
Other	2,222	-	-	2,222
Total	$68,960	$2,643	$-	$71,603

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at September 30, 2013 by contractual maturity are shown in the following tables (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair/Book	Book	Fair
September 30, 2013	Cost	Value	Value	Value
Within One Year	$19,689	$19,756	$1,625	$1,630
After One Year Through Five Years	56,416	56,526	18,543	18,876
After Five Years Through Ten Years	3,279	3,406	31,911	32,538
After Ten Years	-	-	18,761	18,020
	79,384	79,688	70,840	71,064

Investment Securities Not Due at a Single Maturity Date:
Mortgage Backed Securities	342,963	342,077	121	122
Total	$422,347	$421,765	$70,961	$71,186

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013	Value	Loss	Value	Loss	Value	Loss

Securities Available-for-Sale
Mortgage Backed Securities	$129,198	$5,814	$-	$-	$129,198	$5,814
Corporate Securities	19,881	185	-	-	19,881	185
Total	$149,079	$5,999	$-	$-	$149,079	$5,999

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$9,411	$741	$-	$-	$9,411	$741
Total	$9,411	$741	$-	$-	$9,411	$741

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Loss	Value	Loss	Value	Loss

Securities Available-for-Sale
Mortgage Backed Securities	$4,542	$10	$-	$-	$4,542	$10
Corporate Securities	3,442	12	-	-	3,442	12
Total	$7,984	$22	$-	$-	$7,984	$22

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$528	$3	$-	$-	$528	$3
Total	$528	$3	$-	$-	$528	$3

No securities were in a continuous unrealized loss position at September 30, 2012.

As of September 30, 2013, the Company held 352 investment securities of which 60 were in a loss position for less than twelve months. No securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – There were no unrealized losses on the Company’s investments in securities of government agency and government sponsored entities at September 30, 2013, December 31, 2012 and September 30, 2012.

Mortgage Backed Securities - The unrealized losses on the Company's investment in mortgage backed securities were $5.8 million, $10,000, and $0 at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013 and December 31, 2012, respectively.

Obligations of States and Political Subdivisions - The financial problems experienced by certain municipalities over the past five years, along with the financial stresses exhibited by some of the large monoline bond insurers have increased the overall risk associated with bank-qualified municipal bonds. As of September 30, 2013, over ninety-four percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the six percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligation of states and political subdivision were $741,000, $3,000, and $0 at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013 and December 31, 2012.

Corporate Securities - The unrealized losses on the Company’s investment in corporate securities were $185,000, $12,000, and $0 at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013 and December 31, 2012.

Proceeds from sales and calls of securities available-for-sale were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands	2013	2012	2013	2012
Proceeds	$28,297	$17,766	$77,912	$44,296
Gains	$285	149	1,189	149
Losses	$1,422	-	1,437	-

Pledged Securities
As of September 30, 2013, securities carried at $310.5 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount was $296.9 million at December 31, 2012, and $307.2 million at September 30, 2012.

3. Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

September 30, 2013	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2013	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$-	$854	$34,217
Charge-Offs	(6)	(575)	-	(16)	(23)	(23)	(4)	(93)	-	-	(740)
Recoveries	-	-	-	-	30	36	281	37	-	-	384
Provision	(382)	911	(48)	(130)	(492)	(1,190)	1,551	42	-	(12)	250
Ending Balance- September 30, 2013	$6,076	$3,213	$938	$1,073	$2,750	$9,260	$9,791	$168	$-	$842	$34,111
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2013	$5,732	$3,481	$977	$1,037	$2,984	$10,557	$9,075	$168	$-	$224	$34,235
Charge-Offs	(6)	(175)	-	-	(1)	-	-	(29)	-	-	(211)
Recoveries	-	-	-	-	10	16	45	16	-	-	87
Provision	350	(93)	(39)	36	(243)	(1,313)	671	13	-	618	-
Ending Balance- September 30, 2013	$6,076	$3,213	$938	$1,073	$2,750	$9,260	$9,791	$168	$-	$842	$34,111
Ending Balance Individually Evaluated for Impairment	-	-	-	50	132	122	1,856	53	-	-	2,213
Ending Balance Collectively Evaluated for Impairment	6,076	3,213	938	1,023	2,618	9,138	7,935	115	-	842	31,898
Loans:
Ending Balance	$401,626	$311,401	$27,099	$143,577	$37,160	$221,569	$145,793	$5,063	$4,523	$-	$1,297,811
Ending Balance Individually Evaluated for Impairment	278	849	-	781	529	586	2,169	53	-	-	5,245
Ending Balance Collectively Evaluated for Impairment	401,348	310,552	27,099	142,796	36,631	220,983	143,624	5,010	4,523	-	1,292,566

December 31, 2012	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2012	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$-	$614	$33,017
Charge-Offs	-	-	-	(152)	(259)	(294)	(198)	(145)	-	-	(1,048)
Recoveries	-	90	-	53	14	61	117	63	-	-	398
Provision	641	204	(947)	67	(266)	2,543	(689)	57	-	240	1,850
Ending Balance- December 31, 2012	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$-	$854	$34,217
Ending Balance Individually Evaluated for Impairment	-	-	-	-	173	996	144	61	-	-	1,374
Ending Balance Collectively Evaluated for Impairment	6,464	2,877	986	1,219	3,062	9,441	7,819	121	-	854	32,843
Loans:
Ending Balance	$350,548	$311,992	$32,680	$140,257	$42,042	$221,032	$143,293	$5,058	$-	$-	$1,246,902
Ending Balance Individually Evaluated for Impairment	289	5,423	-	657	980	3,937	250	61	-	-	11,597
Ending Balance Collectively Evaluated for Impairment	350,259	306,569	32,680	139,600	41,062	217,095	143,043	4,997	-	-	1,235,305

September 30, 2012	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Loan Losses:
Beginning Balance- January 1, 2012	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$-	$614	$33,017
Charge-Offs	-	-	-	(81)	(138)	(240)	(198)	(122)	-	-	(779)
Recoveries	-	89	-	16	12	61	41	47	-	-	266
Provision	(1,490)	990	(72)	356	(105)	311	1,084	12	-	14	1,100
Ending Balance- September 30, 2012	$4,333	$3,662	$1,861	$1,542	$3,515	$8,259	$9,660	$144		$628	$33,604

Third Quarter Allowance for Loan Losses:
Beginning Balance- July 1, 2012	$4,377	$2,633	$1,900	$1,451	$3,514	$7,834	$9,538	$140	$-	$1,711	$33,098
Charge-Offs	-	-	-	(80)	(22)	-	-	(34)	-	-	(136)
Recoveries	-	-	-	16	2	-	9	15	-	-	42
Provision	(44)	1,029	(39)	155	21	425	113	23	-	(1,083)	600
Ending Balance- September 30, 2012	$4,333	$3,662	$1,861	$1,542	$3,515	$8,259	$9,660	$144	$-	$628	$33,604
Ending Balance Individually Evaluated for Impairment	-	-	-	-	248	548	146	20	-	-	962
Ending Balance Collectively Evaluated for Impairment	4,333	3,662	1,861	1,542	3,267	7,711	9,514	124	-	628	32,642
Loans:
Ending Balance	$335,664	$293,864	$32,701	$137,464	$43,990	$193,053	$167,777	$5,514	$-	$-	$1,210,027
Ending Balance Individually Evaluated for Impairment	295	2,551	-	493	1,048	2,652	257	20	-	-	7,316
Ending Balance Collectively Evaluated for Impairment	335,369	291,313	32,701	136,971	42,942	190,401	167,520	5,494	-	-	1,202,711

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

September 30, 2013	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$389,137	$7,765	$4,724	$401,626
Agricultural Real Estate	307,736	2,497	1,168	311,401
Real Estate Construction	25,467	1,632	-	27,099
Residential 1st Mortgages	142,036	780	761	143,577
Home Equity Lines & Loans	36,090	-	1,070	37,160
Agricultural	220,504	464	601	221,569
Commercial	135,303	8,958	1,532	145,793
Consumer & Other	4,761	-	302	5,063
Leases	4,523	-	-	4,523
Total	$1,265,557	$22,096	$10,158	$1,297,811

December 31, 2012	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$326,037	$15,528	$8,983	$350,548
Agricultural Real Estate	299,642	6,605	5,745	311,992
Real Estate Construction	26,445	6,235	-	32,680
Residential 1st Mortgages	137,998	1,192	1,067	140,257
Home Equity Lines & Loans	40,866	-	1,176	42,042
Agricultural	216,164	1,168	3,700	221,032
Commercial	137,217	5,586	490	143,293
Consumer & Other	4,737	-	321	5,058
Total	$1,189,106	$36,314	$21,482	$1,246,902

September 30, 2012	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$313,441	$15,910	$6,313	$335,664
Agricultural Real Estate	273,823	9,887	10,154	293,864
Real Estate Construction	24,856	3,217	4,628	32,701
Residential 1st Mortgages	135,473	1,211	780	137,464
Home Equity Lines & Loans	41,975	-	2,015	43,990
Agricultural	186,398	2,300	4,355	193,053
Commercial	161,685	5,634	458	167,777
Consumer & Other	5,195	-	319	5,514
Total	$1,142,846	$38,159	$29,022	$1,210,027

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at September 30, 2013, December 31, 2012, and September 30, 2012 rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated
(in thousands):

	30-89 Days	90 Days or More and		Total Past		Total
September 30, 2013	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$592	$-	$176	$768	$400,858	$401,626
Agricultural Real Estate	-	-	849	849	310,552	311,401
Real Estate Construction	-	-	-	-	27,099	27,099
Residential 1st Mortgages	-	-	455	455	143,122	143,577
Home Equity Lines & Loans	121	-	243	364	36,796	37,160
Agricultural	-	-	99	99	221,470	221,569
Commercial	-	-	1,944	1,944	143,849	145,793
Consumer & Other	108	-	17	125	4,938	5,063
Leases	-	-	-	-	4,523	4,523
Total	$821	$-	$3,783	$4,604	$1,293,207	$1,297,811

	30-89 Days	90 Days or More and		Total Past		Total
December 31, 2012	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$150	$-	$-	$150	$350,398	$350,548
Agricultural Real Estate	-	-	5,423	5,423	306,569	311,992
Real Estate Construction	-	-	-	-	32,680	32,680
Residential 1st Mortgages	23	-	445	468	139,789	140,257
Home Equity Lines & Loans	70	-	213	283	41,759	42,042
Agricultural	-	-	3,198	3,198	217,834	221,032
Commercial	293	-	-	293	143,000	143,293
Consumer & Other	11	-	19	30	5,028	5,058
Total	$547	$-	$9,298	$9,845	$1,237,057	$1,246,902

	30-89 Days	90 Days or More and		Total Past		Total
September 30, 2012	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$-	$-	$-	$-	$335,664	$335,664
Agricultural Real Estate	-	-	2,551	2,551	291,313	293,864
Real Estate Construction	-	-	-	-	32,701	32,701
Residential 1st Mortgages	-	-	279	279	137,185	137,464
Home Equity Lines & Loans	101	-	528	629	43,361	43,990
Agricultural	-	-	2,374	2,374	190,679	193,053
Commercial	-	-	-	-	167,777	167,777
Consumer & Other	56	-	20	76	5,438	5,514
Total	$157	$-	$5,752	$5,909	$1,204,118	$1,210,027

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

				Three Months Ended Sept. 30, 2013		Nine Months Ended Sept. 30, 2013
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2013	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$279	$299	$-	$1,626	$2	$953	$6
Agricultural Real Estate	850	1,173	-	2,616	-	3,777	-
Residential 1st Mortgages	535	588	-	533	4	643	11
Home Equity Lines & Loans	287	306	-	331	3	379	5
Agricultural	99	121	-	278	-	1,239	-
Commercial	85	85	-	89	2	99	6
	$2,135	$2,572	$-	$5,473	$11	$7,090	$28
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$4	$-	$2	$-
Agricultural Real Estate	-	-	-	725	-	1,221	-
Residential 1st Mortgages	246	246	50	123	-	27	-
Home Equity Lines & Loans	243	290	132	243	-	195	-
Agricultural	488	488	122	766	8	1,562	24
Commercial	2,084	2,095	1,856	1,251	2	436	6
Consumer & Other	53	56	53	55	1	185	3
	$3,114	$3,175	$2,213	$3,167	$11	$3,628	$33
Total	$5,249	$5,747	$2,213	$8,640	$22	$10,718	$61

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2012	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$289	$289	$-	$506	$20
Agricultural Real Estate	5,437	5,454	-	2,611	-
Residential 1st Mortgages	658	761	-	458	3
Home Equity Lines & Loans	792	871	-	775	23
Agricultural	1,932	1,954	-	1,159	19
Commercial	106	106	-	144	6
	$9,214	$9,435	$-	$5,653	$71
With an allowance recorded:
Residential 1st Mortgages	$-	$-	$-	$54	$-
Home Equity Lines & Loans	194	237	173	182	4
Agricultural	2,006	2,019	996	997	1
Commercial	144	144	144	159	4
Consumer & Other	61	63	61	31	-
	$2,405	$2,463	$1,374	$1,423	$9
Total	$11,619	$11,898	$1,374	$7,076	$80

				Three Months Ended Sept. 30, 2012		Nine Months Ended Sept. 30, 2012
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2012	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$295	$295	$-	$297	$6	$789	$15
Agricultural Real Estate	2,558	2,551	-	2,036	-	1,402	-
Residential 1st Mortgages	494	521	-	438	-	512	-
Home Equity Lines & Loans	785	862	-	743	6	717	17
Agricultural	2,106	2,111	-	1,197	5	594	15
Commercial	111	111	-	115	2	169	4
	$6,349	$6,451	$-	$4,826	$19	$4,183	$51
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$-	$-	$503	$-
Residential 1st Mortgages	-	-	-	54	-	72	-
Home Equity Lines & Loans	269	314	248	174	1	152	3
Agricultural	547	1,551	548	567	-	749	-
Commercial	146	146	146	196	2	157	2
Consumer & Other	20	22	20	21	-	22	-
	$982	$2,033	$962	$1,012	$3	$1,655	$5
Total	$7,331	$8,484	$962	$5,838	$22	$5,838	$56

Total recorded investment shown in the prior table will not equal the total ending balance of loans & leases individually evaluated for impairment on the allocation of allowance table. This is because the calculation of recorded investment for purposes of this table takes into account charge-offs, net deferred loan & lease fees & costs, unamortized premium or discount, and accrued interest.

At September 30, 2013, the Company allocated $364,000 of specific reserves to $2.0 million of troubled debt restructured loans, of which $1.5 million were performing. The Company had no commitments at September 30, 2013 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and nine month periods ending September 30, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods of 5 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 10 years.

The following table presents loans by class, modified as troubled debt restructured loans & leases for the three and nine-month periods ended September 30, 2013 (in thousands):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	-	$-	$-	4	$306	$290
Home Equity Lines & Loans	-	-	-	2	195	184
Commercial	-	-	-	2	292	292
Total	-	$-	$-	8	$793	$766

The TDRs described above increased the allowance for credit losses by $0 and $4,000 and resulted in charge-offs of $0 and $27,000 for the three and nine-month period ending September 30, 2013.

As of September 30, 2013, there was one commercial loan with an outstanding balance of $277,000 that was previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the nine months ended September 30, 2013. This defaulted loan did not increase the allowance for credit loss and did not result in any charge offs during the twelve-month period ending September 30, 2013.

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

The following table presents loans by class modified as troubled debt restructured loans for the three and nine-month periods ended September 30, 2012 (in thousands):

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

The TDR’s described above increased the allowance for credit losses by $0 and $19,000 and resulted in charge-offs of $15,000 and $64,000 for the three and nine months ended September 30, 2012.

During the three and nine-months ended September 30, 2012, there were no payment defaults on loans modified as troubled debt restructurings within twelve months following the modification.

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

		Fair Value Measurements At September 30, 2013, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$28,643	$23,587	$5,056	$-
Mortgage Backed Securities	342,077	-	342,077	-
Corporate Securities	49,761	8,171	41,590	-
Other	1,284	974	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$421,765	$32,732	$389,033	$-

		Fair Value Measurements At December 31, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$26,823	$21,731	$5,092	$-
Obligations of States and Political Subdivisions	5,665	-	-	5,665
Mortgage Backed Securities	352,772	-	352,772	-
Corporate Securities	22,558	4,020	18,538	-
Other	10,173	9,863	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$417,991	$35,614	$376,712	$5,665

		Fair Value Measurements At September 30, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$46,971	$10,627	$36,344	$-
Obligations of States and Political Subdivisions	5,704	-	-	5,704
Mortgage Backed Securities	389,812	-	389,812	-
Corporate Securities	14,864	-	14,864	-
Other	5,826	5,516	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$463,177	$16,143	$441,330	$5,704

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the three and nine-months ended September 30, 2013, $5.6 million were transferred out of level 3 available-for-sale investment securities into held-to-maturity investment securities. During the three and nine-months ended September 30, 2012, there were no transfers in or out of level 1, 2, or 3. The following table presents changes in level 3 assets measured at fair value on a recurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Balance at Beginning of Period	$5,612	$5,724	$5,665	$5,782
Total Realized and Unrealized Gains/(Losses) Included in Income	-	-	-	-
Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	-	-	-	-
Purchase of Securities	-	-	-	-
Sales, Maturities, and Calls of Securities	(31)	(20)	(84)	(78)
Net Transfers out of Available for Sale Securities	(5,581)	-	(5,581)	-
Balance at End of Period	$-	$5,704	$-	$5,704

Available-for-sale investments securities categorized as Level 3 assets primarily consist of obligations of states and political subdivisions. These bonds were issued by local housing authorities and have no active market. These bonds are carried at historical cost, which approximates fair value, unless economic conditions for the municipality changes to a degree requiring a valuation adjustment. Due to the difficulty in valuing the senior housing authority bonds and the fact that the Company owns 100% of these bonds that were issued by a relationship banking customer, we transferred these bonds out of the available-for-sale category and into the held-to-maturity category as the Company intends to hold these bonds until maturity.

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

		Fair Value Measurements At Setember 30, 2013, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Residential 1st Mortgage	$477	$-	$-	$477
Home Equity Lines and Loans	293	-	-	293
Agricultural	366	-	-	366
Commercial	228	-	-	228
Total Impaired Loans	1,364	-	-	1,364
Other Real Estate
Real Estate Construction	2,398	-	-	2,398
Agricultural Real Estate	1,268	-	-	1,268
Total Other Real Estate	3,666	-	-	3,666
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,030	$-	$-	$5,030

		Fair Value Measurements At December 31, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Residential 1st Mortgage	$235	$-	$-	$235
Home Equity Lines and Loans	462	-	-	462
Agricultural	1,010	-	-	1,010
Total Impaired Loans	1,707	-	-	1,707
Other Real Estate
Real Estate Construction	2,553	-	-	2,553
Total Other Real Estate	2,553	-	-	2,553
Total Assets Measured at Fair Value On a Non-Recurring Basis	$4,260	$-	$-	$4,260

		Fair Value Measurements At September 30, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Residential 1st Mortgage	$200	$-	$-	$200
Home Equity Lines and Loans	466	-	-	466
Total Impaired Loans	666	-	-	666
Other Real Estate
Real Estate Construction	2,553	-	-	2,553
Total Other Real Estate	2,553	-	-	2,553
Total Assets Measured at Fair Value On a Non-Recurring Basis	$3,219	$-	$-	$3,219

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
September 30, 2013 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$47,625	$47,625		$-		$-		$47,625

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	28,643	23,587		5,056		-		28,643
Mortgage Backed Securities	342,077	-		342,077		-		342,077
Corporate Securities	49,761	8,171		41,590		-		49,761
Other	1,284	974		310		-		1,284
Total Investment Securities Available-for-Sale	421,765	32,732		389,033		-		421,765

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	67,717	-		55,188		12,753		67,941
Mortgage Backed Securities	121	-		122		-		122
Other	3,123	-		3,123		-		3,123
Total Investment Securities Held-to-Maturity	70,961	-		58,433		12,753		71,186

FHLB Stock	7,187	N/	A	N/	A	N/	A	N/	A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	395,550	-		-		399,792		399,792
Agricultural Real Estate	308,188	-		-		313,920		313,920
Real Estate Construction	26,161	-		-		26,437		26,437
Residential 1st Mortgages	142,504	-		-		145,778		145,778
Home Equity Lines and Loans	34,410	-		-		36,988		36,988
Agricultural	212,309	-		-		211,418		211,418
Commercial	136,002	-		-		137,033		137,033
Consumer & Other	4,895	-		-		4,945		4,945
Leases	4,523	-		-		4,523		4,523
Unallocated Allowance	(842)	-		-		(842)		(842)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,263,700	-		-		1,279,992		1,279,992
Accrued Interest Receivable	8,214	-		8,214		-		8,214

Liabilities:
Deposits:
Demand	435,778	435,778		-		-		435,778
Interest Bearing Transaction	257,650	257,650		-		-		257,650
Savings and Money Market	561,277	561,277		-		-		561,277
Time	439,081	-		439,485		-		439,485
Total Deposits	1,693,786	1,254,705		439,485		-		1,694,190
FHLB Advances	5,900	-		5,900		-		5,900
Subordinated Debentures	10,310	-		5,665		-		5,665
Accrued Interest Payable	357	-		357		-		357

		Fair Value of Financial Instruments Using
December 31, 2012 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$129,426	$129,426		$-		$-		$129,426

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	26,823	21,731		5,092		-		26,823
Obligations of States and Political Subdivisions	5,665	-		-		5,665		5,665
Mortgage Backed Securities	352,772	-		352,772		-		352,772
Corporate Securities	22,558	4,020		18,538		-		22,558
Other	10,173	9,863		310		-		10,173
Total Investment Securities Available-for-Sale	417,991	35,614		376,712		5,665		417,991

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	65,694	-		60,177		7,810		67,987
Mortgage Backed Securities	484	-		496		-		496
Other	2,214	-		2,214		-		2,214
Total Investment Securities Held-to-Maturity	68,392	-		62,887		7,810		70,697

FHLB Stock	7,368	N/	A	N/	A	N/	A	N/	A
Loans, Net of Deferred Loan Fees & Allowance:
Commercial Real Estate	344,084	-		-		349,524		349,524
Agricultural Real Estate	309,115	-		-		316,302		316,302
Real Estate Construction	31,694	-		-		32,024		32,024
Residential 1st Mortgages	139,038	-		-		144,203		144,203
Home Equity Lines and Loans	38,807	-		-		41,419		41,419
Agricultural	210,595	-		-		209,578		209,578
Commercial	135,330	-		-		134,647		134,647
Consumer & Other	4,876	-		-		4,847		4,847
Unallocated Allowance	(854)	-		-		(854)		(854)
Total Loans, Net of Deferred Loan Fees & Allowance	1,212,685	-		-		1,231,690		1,231,690
Accrued Interest Receivable	6,389	-		-		6,389		6,389

Liabilities:
Deposits:
Demand	462,251	462,251		-		-		462,251
Interest Bearing Transaction	259,141	259,141		-		-		259,141
Savings and Money Market	541,526	541,526		-		-		541,526
Time	459,108	-		459,993		-		459,993
Total Deposits	1,722,026	1,262,918		459,993		-		1,722,911
Subordinated Debentures	10,310	-		5,750		-		5,750
Accrued Interest Payable	498	-		498		-		498

		Fair Value of Financial Instruments Using
September 30, 2012 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$33,464	$33,464	$-	$-	$33,464

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	46,971	10,627	36,344	-	46,971
Obligations of States and Political Subdivisions	5,704	-	-	5,704	5,704
Mortgage Backed Securities	389,812	-	389,812	-	389,812
Corporate Securities	14,864	-	14,864	-	14,864
Other	5,826	5,516	310	-	5,826
Total Investment Securities Available-for-Sale	463,177	16,143	441,330	5,704	463,177

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	66,098	-	60,983	7,738	68,721
Mortgage Backed Securities	640	-	660	-	660
Other	2,222	-	2,222	-	2,222
Total Investment Securities Held-to-Maturity	68,960	-	63,865	7,738	71,603

FHLB Stock	7,368	N/A	N/A	N/A	N/A
Loans, Net of Deferred Loan Fees & Allowance:
Commercial Real Estate	331,331	-	-	340,570	340,570
Agricultural Real Estate	290,202	-	-	298,168	298,168
Real Estate Construction	30,840	-	-	31,236	31,236
Residential 1st Mortgages	135,922	-	-	141,334	141,334
Home Equity Lines and Loans	40,475	-	-	43,243	43,243
Agricultural	184,794	-	-	184,647	184,647
Commercial	158,117	-	-	157,440	157,440
Consumer & Other	5,370	-	-	5,454	5,454
Unallocated Allowance	(628)	-	-	(628)	(628)
Total Loans, Net of Deferred Loan Fees & Allowance	1,176,423	-	-	1,201,464	1,201,464
Accrued Interest Receivable	8,037	-	-	8,037	8,037

Liabilities:
Deposits:
Demand	369,635	369,635	-	-	369,635
Interest Bearing Transaction	238,223	238,223	-	-	238,223
Savings and Money Market	540,690	540,690	-	-	540,690
Time	482,957	-	483,950	-	483,950
Total Deposits	1,631,505	1,148,548	483,950	-	1,632,498
FHLB Advances	482	-	547	-	547
Subordinated Debentures	10,310	-	5,478	-	5,478
Accrued Interest Payable	526	-	526	-	526

Fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013, December 31, 2012, and September 30, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.
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

Basic earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per share for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(net income in thousands)	2013	2012	2013	2012
Net Income	$6,352	$6,332	$18,168	$17,684
Weighted Average Number of Common Shares Outstanding	777,882	778,487	777,882	779,906
Basic Earnings Per Common Share	$8.17	$8.13	$23.36	$22.70

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2013.  This analysis should be read in conjunction with our 2012 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

During the 2nd quarter of 2013 the Company entered the equipment leasing business.  Equipment leasing is a form of asset-backed financing which typically preserves cash more optimally than other financial products by advancing 100% of the installed equipment cost and allowing for customized payment terms. Leases fall into one of two broad categories: (1) “finance leases”, where the lessee retains the tax benefits of ownership but obtains 100% financing on their equipment purchases; and (2) “true tax leases”, where the lessor places reliance on residual value and in so doing obtains the tax benefits of ownership.  As of September 30, 2013 the Company’s lease portfolio totaled a relatively modest $4.5 million, but this is anticipated to increase as the Company’s business development activities gain traction.

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

For the three and nine months ended September 30, 2013, Farmers & Merchants Bancorp reported net income of $6,352,000 and $18,168,000, basic earnings per common share of $8.17 and $23.36 and return on average assets of 1.28% and 1.23%, respectively. Return on average shareholders’ equity was 12.38% and 11.67% for the three and nine months ended September 30, 2013.

For the three and nine months ended September 30, 2012, Farmers & Merchants Bancorp reported net income of $6,332,000 and $17,684,000, basic earnings per common share of $8.13 and $22.70 and return on average assets of 1.32% and 1.23%, respectively. Return on average shareholders’ equity was 12.51% and 11.87% for the three and nine months ended September 30, 2012.

The primary reasons for the Company’s improved earnings performance in the first nine months of 2013 as compared to the same period last year were: (1) an $850,000 decrease in the credit loss provision; (2) an $886,000 increase in other non-interest income primarily related to the gain on sale of our Modesto Village branch; and (3) a $1.1 million decrease in other non-interest expense, primarily due to a $1.7 million fee paid in 2012 for early termination of the Company’s Securities Sold Under Agreement to Repurchase. These positive impacts were partially offset by: (1) a $391,000 decrease in net interest income; (2) a $350,000 decrease in service charges on deposit accounts; (3) a $397,000 decrease in net (loss) gain on sale of investment securities; and (4) a $1.4 million increase in salaries and employee benefits.

The following is a summary of the financial results for the nine-month period ended September 30, 2013 compared to September 30, 2012.

•	Net income increased 2.7% to $18.2 million from $17.7 million.

•	Basic Earnings per common share increased 2.9% to $23.36 from $22.70.

•	Total assets increased 4.3% to $2.0 billion.

•	Total loans & leases increased 7.3% to $1.3 billion.

•	Total deposits increased 3.8% to $1.7 billion.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and nine-month periods ended September 30, 2013 and 2012.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended Sept 30, 2013			Three Months Ended Sept 30, 2012
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$2,625	$2	0.30%	$11,488	$8	0.28%
Investment Securities:
U.S. Agencies	27,569	62	0.90%	54,059	139	1.03%
Municipals - Non-Taxable	68,722	976	5.68%	72,235	1,025	5.67%
Mortgage Backed Securities	384,201	2,083	2.17%	398,865	2,114	2.12%
Other	53,636	152	1.13%	19,702	62	1.26%
Total Investment Securities	534,128	3,273	2.45%	544,861	3,340	2.45%

Loans & Leases:
Real Estate	881,415	11,820	5.32%	777,438	11,148	5.70%
Home Equity Lines & Loans	37,501	538	5.69%	45,050	643	5.68%
Agricultural	214,833	2,354	4.35%	203,403	2,450	4.79%
Commercial	155,247	1,860	4.75%	167,377	2,168	5.15%
Consumer	5,101	73	5.68%	5,519	93	6.70%
Other	229	3	5.20%	236	3	5.06%
Leases	3,678	31	3.34%	-	-	0%
Total Loans & Leases	1,298,004	16,679	5.10%	1,199,023	16,505	5.48%
Total Earning Assets	1,834,757	$19,954	4.31%	1,755,372	$19,853	4.50%

Unrealized (Loss) Gain on Securities Available-for-Sale	(5,157)			14,104
Allowance for Credit Losses	(34,239)			(33,356)
Cash and Due From Banks	32,580			33,752
All Other Assets	158,526			142,385
Total Assets	$1,986,467			$1,912,257

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$253,977	$27	0.04%	$227,410	$35	0.06%
Savings and Money Market	580,391	251	0.17%	559,007	342	0.24%
Time Deposits	443,785	354	0.32%	496,859	558	0.45%
Total Interest Bearing Deposits	1,278,153	632	0.20%	1,283,276	935	0.29%
Federal Home Loan Bank Advances	24,254	7	0.11%	6,228	11	0.70%
Subordinated Debentures	10,310	82	3.16%	10,310	87	3.36%
Total Interest Bearing Liabilities	1,312,717	$721	0.22%	1,299,814	$1,033	0.32%
Interest Rate Spread			4.10%			4.18%
Demand Deposits (Non-Interest Bearing)	426,289			374,391
All Other Liabilities	42,236			35,617
Total Liabilities	1,781,242			1,709,822

Shareholders' Equity	205,225			202,435
Total Liabilities & Shareholders' Equity	$1,986,467			$1,912,257
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.06%			0.08%
Net Interest Income and Margin on Total Earning Assets		19,233	4.16%		18,820	4.27%
Tax Equivalent Adjustment		(339)			(354)
Net Interest Income		$18,894	4.09%		$18,466	4.18%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $801,000 and $750,000 for the quarters ended September 30, 2013 and 2012, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Nine Months Ended Sept. 30, 2013			Nine Months Ended Sept. 30, 2012
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$25,458	$49	0.26%	$40,161	$76	0.25%
Investment Securities:
U.S. Agencies	27,925	187	0.89%	64,608	505	1.04%
Municipals - Non-Taxable	70,009	2,988	5.69%	70,024	2,995	5.70%
Mortgage Backed Securities	387,623	6,152	2.12%	411,721	7,353	2.38%
Other	51,751	446	1.15%	11,853	100	1.12%
Total Investment Securities	537,308	9,773	2.43%	558,206	10,953	2.62%

Loans & Leases:
Real Estate	858,166	34,098	5.31%	752,832	32,946	5.85%
Home Equity Lines & Loans	38,843	1,669	5.74%	47,537	2,041	5.74%
Agricultural	197,386	6,333	4.29%	201,832	7,678	5.08%
Commercial	150,310	5,648	5.02%	162,933	6,301	5.17%
Consumer	4,932	229	6.21%	6,068	307	6.76%
Other	231	10	5.79%	237	10	5.64%
Leases	1,702	43	3.38%	-	-	0%
Total Loans & Leases	1,251,570	48,030	5.13%	1,171,439	49,283	5.62%
Total Earning Assets	1,814,336	$57,852	4.26%	1,769,806	$60,312	4.55%

Unrealized Gain on Securities Available-for-Sale	4,609			11,502
Allowance for Credit Losses	(34,259)			(33,098)
Cash and Due From Banks	33,369			33,356
All Other Assets	153,192			139,926
Total Assets	$1,971,247			$1,921,492

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$253,595	$83	0.04%	$227,925	$131	0.08%
Savings and Money Market	574,882	714	0.17%	535,784	997	0.25%
Time Deposits	448,355	1,146	0.34%	506,067	1,839	0.49%
Total Interest Bearing Deposits	1,276,832	1,943	0.20%	1,269,776	2,967	0.31%
Securities Sold Under Agreement to Repurchase	-	-	0.00%	37,664	1,018	3.61%
Federal Home Loan Bank Advances	16,398	16	0.13%	4,522	29	0.86%
Subordinated Debentures	10,310	245	3.18%	10,310	262	3.39%
Total Interest Bearing Liabilities	1,303,540	$2,204	0.23%	1,322,272	$4,276	0.43%
Interest Rate Spread			4.04%			4.12%
Demand Deposits (Non-Interest Bearing)	420,204			366,228
All Other Liabilities	40,014			34,399
Total Liabilities	1,763,758			1,722,899

Shareholders' Equity	207,489			198,593
Total Liabilities & Shareholders' Equity	$1,971,247			$1,921,492
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.06%			0.11%
Net Interest Income and Margin on Total Earning Assets		55,648	4.10%		56,036	4.23%
Tax Equivalent Adjustment		(1,037)			(1,034)
Net Interest Income		$54,611	4.02%		$55,002	4.15%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $2.7 million and $2.0 million for the nine months ended September 30, 2013 and 2012, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)

(in thousands)	Three Months Ended Sept. 30, 2013 compared to Sept. 30, 2012			Nine Months Ended Sept. 30, 2013 compared to Sept. 30, 2012
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$(7)	$1	$(6)	$(28)	$1	$(27)
Investment Securities:
U.S. Agencies	(61)	(16)	(77)	(254)	(64)	(318)
Municipals - Non-Taxable	(50)	1	(49)	(1)	(6)	(7)
Mortgage Backed Securities	(79)	48	(31)	(413)	(788)	(1,201)
Other	97	(7)	90	344	2	346
Total Investment Securities	(93)	26	(67)	(324)	(856)	(1,180)

Loans & Leases:
Real Estate	1,440	(768)	672	4,343	(3,191)	1,152
Home Equity Lines & Loans	(107)	2	(105)	(375)	3	(372)
Agricultural	134	(230)	(96)	(166)	(1,179)	(1,345)
Commercial	(149)	(159)	(308)	(482)	(171)	(653)
Consumer	(7)	(13)	(20)	(54)	(24)	(78)
Leases	31	-	31	43	-	43
Total Loans & Leases	1,342	(1,168)	174	3,309	(4,562)	(1,253)
Total Earning Assets	1,242	(1,141)	101	2,957	(5,417)	(2,460)

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	4	(12)	(8)	13	(61)	(48)
Savings and Money Market	12	(103)	(91)	69	(352)	(283)
Time	(55)	(149)	(204)	(193)	(500)	(693)
Total Interest Bearing Deposits	(39)	(264)	(303)	(111)	(913)	(1,024)
Securities Sold Under Agreement to Repurchase	-	-	-	(509)	(509)	(1,018)
Other Borrowed Funds	11	(15)	(4)	28	(41)	(13)
Subordinated Debentures	-	(5)	(5)	-	(17)	(17)
Total Interest Bearing Liabilities	(28)	(284)	(312)	(592)	(1,480)	(2,072)
Total Change on a Tax Equivalent Basis	$1,270	$(857)	$413	$3,549	$(3,937)	$(388)

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

3rd Quarter 2013 vs. 3rd Quarter 2012
Net interest income for the third quarter of 2013 increased 2.3% or $428,000 to $18.9 million. On a fully taxable equivalent basis, net interest income increased 2.2% and totaled $19.2 million for the third quarter of 2013. As more fully discussed below, the increase in net interest income was due to an increase in earning assets that offset a decrease in net interest margin.
Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended September 30, 2013, the Company’s net interest margin was 4.16% compared to 4.27% for the quarter ended September 30, 2012. This decrease in net interest margin was due to a decline in earning asset yields that exceeded a corresponding drop in funding costs.

Average loans & leases totaled $1.3 billion for the quarter ended September 30, 2013; an increase of $99.0 million compared to the average balance for the quarter ended September 30, 2012. Loans & leases increased from 68.3% of average earning assets at September 30, 2012 to 70.7% at September 30, 2013. As a result of the continuing impact of the sustained low rate environment since late 2008, the annualized yield on the Company’s loan & lease portfolio declined to 5.10% for the quarter ended September 30, 2013, compared to 5.48% for the quarter ended September 30, 2012. Overall, the positive impact on interest revenue from the increase in loan & lease balances was somewhat offset by the negative impact of a decline in yields resulting in interest revenue from loans & leases increasing a modest 1.1% to $16.7 million for quarter ended September 30, 2013. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases. Average investment securities totaled $534.1 million for the quarter ended September 30, 2013; a decrease of $10.7 million compared to the average balance for the quarter ended September 30, 2012. Tax equivalent interest income on securities decreased $67,000 to $3.27 million for the quarter ended September 30, 2013, compared to $3.34 million for the quarter ended September 30, 2012. The average investment portfolio yield, on a tax equivalent basis, for both the quarter ended September 30, 2013 and the quarter ended September 30, 2012, was 2.45%. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2013. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest bearing deposits with banks consisted of: (1) $750,000 in Community Reinvestment Act (‘CRA’) qualified CD’s with various banks; and (2) $1.9 million in FRB deposits. The average rate paid on CRA qualified CD’s for the third quarter of 2013 was 0.38% and balances with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest bearing deposits with banks for the quarter ended September 30, 2013, was $2.6 million, a decrease of $8.9 million compared to the average balance for the quarter ended September 30, 2012. Interest income on interest bearing deposits with banks for the quarter ended September 30, 2013, decreased $6,000 to $2,000 from the quarter ended September 30, 2012.

Average interest-bearing liabilities increased $12.9 million or 1.0% during the third quarter of 2013. Of that increase: (1) interest-bearing DDA increased $26.6 million; (2) savings and money market deposits increased $21.4 million; (3) time deposits decreased $53.1 million; (4) Federal Home Loan Bank (“FHLB”) Advances increased $18.0 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on deposits was $632,000 for the third quarter of 2013 as compared to $935,000 for the third quarter of 2012. The average rate paid on interest-bearing deposits was 0.20% for the third quarter of 2013 compared to 0.29% for the third quarter of 2012. The Company anticipates that future declines in deposit rates, if any, will be much more modest.

Nine Months Ending September 30, 2013 vs. Nine Months Ending September 30, 2012

During the first nine months of 2013, net interest income decreased 0.7% to $54.6 million, compared to $55.0 million at September 30, 2012. On a fully taxable equivalent basis, net interest income decreased 0.7% and totaled $55.6 million at September 30, 2013, compared to $56.0 million at September 30, 2012. The decrease in net interest income was primarily due to a 13 basis point decrease in the net interest margin, offset somewhat by growth in average earning assets.

For the nine months ended September 30, 2013, the Company’s net interest margin was 4.10% compared to 4.23% for the same period in 2012. This decrease in net interest margin was due primarily to a decline in earning asset yields that exceeded a corresponding drop in funding costs.

The average balance of loans & leases increased by $80.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The yield on the loan & lease portfolio decreased 49 basis points to 5.13% for the nine months ended September 30, 2013 compared to 5.62% for the nine months ended September 30, 2012. This decrease in yield, offset somewhat by an increase in loan & lease balances, resulted in interest income from loans & leases decreasing 2.5% or $1.3 million for the first nine months of 2013.

Average investment securities were $537.3 million for the nine months ended September 30, 2013 compared to $558.2 million for the same period in 2012. The average yield (TE) for the nine months ended September 30, 2013 was 2.43% compared to 2.62% for the nine months ended September 30, 2012. This decrease in yield, along with a decrease in balances, resulted in a decrease in interest income of $1.2 million or 10.8%, for the nine months ended September 30, 2013.

Average interest bearing deposits with banks consisted of: (1) $750,000 in Community Reinvestment Act (‘CRA’) qualified CD’s with various banks; and (2) $24.7 million in FRB deposits. The average rate paid on CRA qualified CD’s for the first nine months of 2013 was 0.38% and balances with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest bearing deposits with banks for the nine months ended September 30, 2013, was $25.5 million, a decrease of $14.7 million compared to the average balance for the nine-months ended September 30, 2012. Interest income on interest bearing deposits with banks for the nine months ended September 30, 2013, decreased $27,000 to $49,000 compared to the nine months ended September 30, 2012.

Average interest-bearing liabilities decreased $18.7 million or 1.4% during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Of that decrease: (1) interest-bearing deposits increased $7.1 million; (2) Securities Sold Under Agreement to Repurchase decreased $37.7 million; (3) FHLB advances increased $11.9 million; and (4) subordinated debentures remained unchanged.

The $7.1 million increase in average interest-bearing deposits was primarily in interest bearing transaction and savings and money market deposits, which grew $64.8 million since September 30, 2012, while time deposits decreased by $57.7 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $1.9 million for the first nine months of 2013 as compared to $3.0 million for the first nine months of 2012. The average rate paid on interest-bearing deposits was 0.20% in the first nine months of 2013 and 0.31% in the first nine months of 2012.

Provision and Allowance for Credit Losses
As a financial institution that assumes lending and credit risks as a principal element of its business, credit losses will be experienced in the normal course of business. The Company has established credit management policies and procedures that govern both the approval of new loans & leases and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans & leases to one borrower, and by restricting loans & leases made primarily to its principal market area where management believes it is best able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk.” Of the Company’s 2012 Annual Report on Form 10-K. Management reports regularly to the Board of Directors regarding trends and conditions in the loan & lease portfolio and regularly conducts credit reviews of individual loans & leases. Loans & leases that are performing but have shown some signs of weakness are subject to more stringent reporting and oversight.

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

The Central Valley of California has been one of the hardest hit areas in the country during this recession. Housing prices in many areas declined as much as 60% and the economic stress eventually spread from residential real estate to other industry segments such as autos and commercial real estate. Housing prices for the most part have not yet recovered significantly and unemployment levels remain well above those in other areas of the country. As of September 30, 2013, the Company’s credit loss allowance was $34.1 million or 2.63% of total loans & leases. As of September 30, 2012, the allowance for credit losses was $33.6 million, which represented 2.78% of total loans & leases. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of September 30, 2013, compare very favorably to our peers at the present time, no significant recovery has yet begun in our local markets and this has resulted in continuing borrower stress.

The provision for credit losses for the first nine months of 2013 was $250,000 compared to $1.1 million for the first nine months of 2012. Year-to-day net charge-offs through September 30, 2013 were $356,000 compared to $513,000 for the first nine months of 2012. See “Overview – Looking Forward: 2013 and Beyond,” “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2012 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of September 30, 2013, was adequate.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Balance at Beginning of Period	$34,235	$33,098	$34,217	$33,017
Charge-Offs	(211)	(136)	(740)	(779)
Recoveries	87	42	384	266
Provision	-	600	250	1,100
Balance at End of Period	$34,111	$33,604	$34,111	$33,604

The table below breaks out year-to-date and current quarter activity by portfolio segment (in thousands):

September 30, 2013	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2013	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$-	$854	$34,217
Charge-Offs	(6)	(575)	-	(16)	(23)	(23)	(4)	(93)	-	-	(740)
Recoveries	-	-	-	-	30	36	281	37	-	-	384
Provision	(382)	911	(48)	(130)	(492)	(1,190)	1,551	42	-	(12)	250
Ending Balance- September 30, 2013	$6,076	$3,213	$938	$1,073	$2,750	$9,260	$9,791	$168	$-	$842	$34,111
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2013	$5,732	$3,481	$977	$1,037	$2,984	$10,557	$9,075	$168	$-	$224	$34,235
Charge-Offs	(6)	(175)	-	-	(1)	-	-	(29)	-	-	(211)
Recoveries	-	-	-	-	10	16	45	16	-	-	87
Provision	350	(93)	(39)	36	(243)	(1,313)	671	13	-	618	-
Ending Balance- September 30, 2013	$6,076	$3,213	$938	$1,073	$2,750	$9,260	$9,791	$168	$-	$842	$34,111

The Allowance for Credit Losses as of September 30, 2013 decreased a relatively modest $106,000 from December 31, 2012 and $124,000 from June 30, 2013. However, the allowance allocated to the following categories of loans did change materially during the first nine months of 2013:

•	Agricultural allowance balances decreased $1.2 million, primarily a result of the Company resolving two problem credits in the dairy industry.

•	Commercial allowance balances increased $1.8 million, primarily a result of a large specific reserve placed against a single unsecured credit.

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

3rd Quarter 2013 vs. 3rd Quarter 2012
Non-interest income decreased $605,000 or 14.9% for the three months ended September 30, 2013, compared to the same period of 2012. This decrease was primarily due a $1.3 million decrease in the net (loss) gain on sale of investment securities, partially offset by a $662,000 increase in other non-interest income primarily related to gain on the sale of our Modesto Village office building.

Nine Months Ending September 30, 2013 vs. Nine Months Ending September 30, 2012
Non‑interest income increased $1.1 million or 10.4% for the nine months ended September 30, 2013 compared to the same period of 2012. This increase was comprised of: (1) an $898,000 increase in net gain on deferred compensation investments; and (2) an $886,000 increase in other non-interest income primarily related to gain on the sale of our Modesto Village office building. These increases were partially offset by; (1) a $350,000 decline in service charges on deposit accounts, primarily NSF/OD fees; and (2) a $397,000 decrease in the net (loss) gain on sale of investment securities.

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

Non-Interest Expense
Non-interest expense for the Company includes expenses for: (1) salaries and employee benefits; (2) net gains and losses on non-qualified deferred compensation plan investments; (3) occupancy; (4) equipment; (5) ORE operating costs; (6) deposit insurance; (7) supplies; (8) legal fees; (9) professional services; (10) data processing; (11) marketing; and (12) other miscellaneous expenses.

3rd Quarter 2013 vs. 3rd Quarter 2012
Overall, non-interest expense increased $425,000 or 3.6% for the three months ended September 30, 2013, compared to the same period in 2012. This increase was primarily comprised of: (1) a $394,000 increase in salaries and employee benefits; (2) a $113,000 increase in net gain on deferred compensation investments; and (3) a $176,000 increase in other non-interest expense. These increases were partially offset by a $273,000 decrease in legal fee expense.

Nine Months Ending September 30, 2013 vs. Nine Months Ending September 30, 2012
Non-interest expense increased $693,000 or 1.9% for the nine months ended September 30, 2013, compared to the same period of 2012. This increase was comprised of: (1) a $1.4 million increase in salaries and employee benefits; and (2) an $898,000 increase in the net gain on deferred compensation investments. These increases were partially offset by: (1) a $204,000 decrease in equipment expense primarily related to ATM upgrades that took place in 2012; (2) a $238,000 decrease in legal fee expense; and (3) a $1.1 million decrease in other non-interest expense primarily due to a one-time fee paid in 2012 for early termination of the Company’s Securities Sold Under Agreement to Repurchase.

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

Income Taxes
The provision for income taxes decreased 0.6% to $3.8 million for the third quarter of 2013. The Company’s effective tax rate for the third quarter of 2013 was 37.5% compared to 37.7% for the third quarter of 2012.

The provision for income taxes increased 3.9% to $10.9 million for the first nine months of 2013. The Company’s effective tax rate for the first nine months of 2013 was 37.4% compared to 37.1% for the same period in 2012.

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

Financial Condition
This section discusses material changes in the Company’s balance sheet at September 30, 2013, as compared to December 31, 2012 and to September 30, 2012. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at September 30, 2013 was $492.7 million compared to $486.4 million at the end of 2012, an increase of $6.3 million or 1.3%. At September 30, 2012, the investment portfolio totaled $532.1 million. The mix of the investment portfolio has changed over the past three to five years. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company has invested most of its available funds in either shorter term government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities. Beginning in late May 2013 rates on 10 year treasuries began to increase from under 2% to a peak of just below 3% in early September 2013, before dropping to around 2.65% at September 30, 2013. As a result of these overall increases in rates, the market value of the Company’s security portfolio has declined. In late September we took advantage of the pull back in rates to sell $28.2 million of 20 year mortgage-back securities for a loss of $1.1 million.

The Company's total investment portfolio currently represents 25.1% of the Company’s total assets as compared to 24.6% at December 31, 2012, and 28.2% at September 30, 2012.

As of September 30, 2013 the Company held $67.7 million of municipal investments, of which $55.0 million were bank-qualified municipal bonds, all classified as held-to-maturity. The financial problems experienced by certain municipalities over the past five years, along with the financial stresses exhibited by some of the large monoline bond insurers, has increased the overall risk associated with bank-qualified municipal bonds. This situation caused the Company not to purchase any municipal bonds between late 2006 and year-end 2011. However, during the first quarter of 2012 the Company began investing in bank-qualified municipals that were rated AA or better. As of September 30, 2013 ninety-four percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” Additionally, in order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds and corporate securities. The Company monitors the status of the approximately six percent ($3.6 million) of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consist of: (1) Community Reinvestment Act (‘CRA’) qualified CD’s with various banks; and (2) FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $1.4 million at September 30, 2013, $82.1 million at December 31, 2012 and $3.6 million at September 30, 2012.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, 2013, December 31, 2012 and September 30, 2012, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

The Company's loan & lease portfolio at September 30, 2013 totaled $1.3 billion, an increase of $87.8 million or 7.3% over September 30, 2012. This increase has occurred despite what continues to be a difficult economic environment combined with a very competitive pricing environment, and is a result of the Company’s business development efforts directed toward credit-qualified borrowers. No assurances can be made that this growth in the loan & lease portfolio will continue until the economy in the Central Valley of California improves.

Loans & leases at September 30, 2013 increased $50.9 million from December 31, 2012, primarily in Commercial Real Estate.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.
Loan & Lease Portfolio	September 30, 2013		December 31, 2012		September 30, 2012
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$404,740	30.6%	$353,109	28.2%	$337,957	27.9%
Agricultural Real Estate	311,401	24.1%	311,992	25.0%	293,864	24.2%
Real Estate Construction	27,099	2.5%	32,680	2.6%	32,701	2.7%
Residential 1st Mortgages	143,577	10.5%	140,257	11.2%	137,464	11.3%
Home Equity Lines & Loans	37,160	2.9%	42,042	3.4%	43,990	3.6%
Agricultural	221,569	16.5%	221,032	17.7%	193,053	15.9%
Commercial	145,793	12.3%	143,293	11.5%	167,777	13.8%
Consumer & Other	5,063	0.4%	5,058	0.4%	5,514	0.5%
Leases	4,523	0.2%	-	0.0%	-	0.0%
Total Gross Loans & Leases	1,300,925	100.0%	1,249,463	100.0%	1,212,320	100.0%
Less: Unearned Income	3,114		2,561		2,293
Subtotal	1,297,811		1,246,902		1,210,027
Less: Allowance for Credit Losses	34,111		34,217		33,604
Net Loans & Leases	$1,263,700		$1,212,685		$1,176,423

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan & lease review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified,” and these loans & leases receive increased management attention. As of September 30, 2013, classified loans & leases totaled $10.1 million compared to $21.5 million at December 31, 2012 and $29.0 million at September 30, 2012.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans or leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. Non-accrual loans & leases totaled $3.8 million as of September 30, 2013. At December 31, 2012 and September 30, 2012, non-accrual loans & leases totaled $9.3 million and $5.8 million, respectively.

Restructured Loans & Leases - A restructuring of a loan or lease constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. As of September 30, 2013, restructured loans & leases on accrual totaled $1.5 million as compared to $2.3 million at December 31, 2012. This decline was primarily a result of 14 commercial, agricultural, and residential loans that totaled $1.0 million as of December 31, 2012 no longer being classified as a TDR since they were restructured at a market rate in a prior calendar year and are currently in compliance with their modified terms. Restructured loans & leases on accrual at September 30, 2012, were $1.6 million.

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

Non-Performing Assets

(in thousands)	September 30, 2013	Dec. 31, 2012	September 30, 2012
Non-Performing Loans & Leases	$3,783	$9,298	$5,752
Other Real Estate	3,666	2,553	2,553
Total Non-Performing Assets	$7,449	$11,851	$8,305

Non-Performing Loans & Leasesas a % of Total Loans & Leases	0.29%	0.74%	0.47%
Restructured Loans & Leases (Performing)	$1,463	$2,300	$1,564

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $1.9 million, $993,000, and $962,000 have been established for non-performing loans & leases at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

Foregone interest income on non-accrual loans & leases which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $65,000 for the nine months ended September 30, 2013, $209,000 for the year ended December 31, 2012, and $167,000 for the nine months ended September 30, 2012.

The Company reported $3.7 million of ORE at September 30, 2013, $2.6 million at December 31, 2012 and September 30, 2012. These values are net of a reserve for ORE valuation allowance in the amount of $3.7 million at September 30, 2013 and $4.1 million for both December 31, 2012 and September 30, 2012.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of September 30, 2013, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However, the Central Valley of California continues to be one of the hardest hit areas in the country during this recession. Housing prices in many areas declined as much as 60% and the economic stress has spread from residential real estate to other industry segments such as autos and commercial real estate. Housing prices for the most part have not yet recovered significantly and unemployment levels remain well above those in other areas of the country. As a result of this combination of: (1) significant declines in real estate values over the past several years; and (2) continuing uncertainty in general economic conditions leading to increased unemployment and business failures; borrowers who up until this time have been able to keep current in their payments may experience deterioration in their overall financial condition, increasing the potential of default. See “Part I, Item 1A. Risk Factors” in the Company’s 2012 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets (loans & leases and investments) is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at September 30, 2013 have increased $62.3 million or 3.8% compared to September 30, 2012. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; and (2) the Company’s strong financial results and position which has built F&M Bank’s reputation as one of the most safe and sound banks in its market territory.  The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 3.8% since September 30, 2012, the Company’s focus has been on increasing low cost transaction and savings accounts, which have grown at a much faster pace:

•	Demand and interest-bearing transaction accounts have increased $85.6 million or 14.1% since September 30, 2012.

•	Savings and money market accounts have increased $20.6 million or 3.8% since September 30, 2012.

•	Time deposit accounts have decreased $43.9 million or 9.1% since September 30, 2012. This decline was the continuing result of an explicit pricing strategy adopted by the Company beginning in 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term government agency & government-sponsored entity securities or overnight Fed Funds. Beginning in 2009, management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction, money market, and/or savings balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s strong deposit growth in transaction, savings and money market accounts, this time deposit decline has not presented any liquidity issues and it has significantly enhanced the Company’s net interest margin and earnings.

The Company's deposit balances at September 30, 2013 have decreased $28.2 million or 1.6% compared to December 31, 2012. Savings and money market deposits increased 3.6% or $19.8 million while demand and interest-bearing transaction accounts decreased by $28.0 million or 3.9% and time deposit accounts decreased by $20.0 million or 4.4%. Deposit trends in the first nine months of the year can be impacted by the seasonal needs of our agricultural customers.

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

FHLB Advances as of September 30, 2013 were $5.9 million compared to $0 at December 31, 2012 and $482,000 at September 30, 2012. The average rate on FHLB advances during the first nine months of 2013 was 0.1% compared to 0.9% during the first nine months of 2012.

There were no amounts outstanding on the Company’s line of credit with the FRB as of September 30, 2013.

As of September 30, 2013 the Company had additional borrowing capacity of $327.7 million with the Federal Home Loan Bank and $345.9 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

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

At September 30, 2013, December 31, 2012, and September 30, 2012, the Company had no securities sold under agreement to repurchase

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under applicable regulatory guidelines, trust preferred securities qualify as regulatory capital (see “Capital”). These securities accrue interest at a variable rate based upon 3-month Libor plus 2.85%. Interest rates reset quarterly and were 3.10% as of September 30, 2013, 3.16% at December 31, 2012 and 3.24% at September 30, 2012. The average rate paid for these securities for the first nine months of 2013 was 3.18% compared to 3.39% for the first nine months of 2012. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $211.0 million at September 30, 2013, $205.0 million at December 31, 2012, and $206.3 million at September 30, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of September 30, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013
Total Capital to Risk Weighted Assets	$241,981	14.80%	$130,756	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	$221,379	13.54%	$65,378	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	$221,379	11.12%	$79,631	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013
Total Capital to Risk Weighted Assets	$242,082	14.81%	$130,745	8.0%	$163,431	10.0%
Tier 1 Capital to Risk Weighted Assets	$221,482	13.55%	$65,372	4.0%	$98,058	6.0%
Tier 1 Capital to Average Assets	$221,482	11.13%	$79,606	4.0%	$99,507	5.0%

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

There were no stock repurchases during the third quarter of 2013. During the third quarter of 2012 the Company repurchased 1,057 shares at an average per share price of $375. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Commitments to Extend Credit	$473,475	$334,772	$335,255
Letters of Credit	7,434	5,281	5,600
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	-	1,796	1,949

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $142,000 at September 30, 2013, December 31, 2012, and September 30, 2012. We do not anticipate any material losses as a result of these transactions.

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

Management believes that based upon the preceding methodology, and using information currently available, the allowance for credit losses at September 30, 2013 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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
The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2013, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 0.17% if rates increase by 200 basis points and a decrease in net interest income of 0.43% if rates decline 100 basis points. Comparatively, at December 31, 2012, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.62% if rates increase by 200 basis points and a decrease in net interest income of 0.55% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2012 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $71.0 million and repurchase lines of $100.0 million with major banks. As of September 30, 2013 the Company has additional borrowing capacity of $328.6 million with the Federal Home Loan Bank and $346.2 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At September 30, 2013, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities available-for-sale of approximately $216.0 million, which represents 11.18% of total assets.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the third quarter of 2013. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

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

See “Index to Exhibits

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: November 8, 2013	/s/ Kent A. Steinwert
Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	/s/ Stephen W. Haley
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