Form 10-K
period 2013-12-31
FARMERS & MERCHANTS BANCORP
filed 2014-03-14
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes  ☐  No  ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2013 (based on the last reported trade on June 28, 2013) was $311,161,000.

The number of shares of Common Stock outstanding as of February 28, 2014: 777,882

Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

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

Such factors include the following: (1) continuing economic sluggishness in the Central Valley of California; (2) significant changes in interest rates and prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (8) other factors discussed in Item 1A. Risk Factors.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PART I

Item 1. Business

General Development of the Business

August 1, 1916, marked the first day of business for Farmers & Merchants Bank. The Bank was incorporated under the laws of the State of California and licensed as a state-chartered bank. Farmers & Merchants’ first venture out of Lodi occurred when the Galt office opened in 1948. Since then the Bank has opened full-service branches in Linden, Modesto, Sacramento, Elk Grove, Turlock, Hilmar, Stockton and Merced.

In addition to 21 full-service branches and 2 loan production offices, the Bank serves the needs of its customers through two stand-alone ATM’s located on the grounds of the Lodi Grape Festival and California State University-Stanislaus. In 2007, the Bank began offering certain products over the internet at www.fmbonline.com.

During 2013 the Bank: (1) closed one of its four Modesto branches, consolidating those accounts into the Modesto Main office, which is in close proximity to the closed branch; (2) initiated efforts to establish loan production offices in Irvine, CA and Walnut Creek, CA; and (3) established equipment leasing operations under the Bank.

On March 10, 1999, the Company, pursuant to a reorganization, acquired all of the voting stock of Farmers & Merchants Bank of Central California (the “Bank”). The Company is a bank holding company incorporated in the State of Delaware and registered under the Bank Holding Company Act of 1956, as amended. The Company’s outstanding securities as of December 31, 2013, consisted of 777,882 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company’s principal asset.

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

During the 2nd quarter of 2013, the Bank entered the equipment leasing business.  Equipment leasing is a form of asset-backed financing which typically preserves cash more optimally than other financial products by advancing 100% of the installed equipment cost and allowing for customized payment terms. Leases fall into one of two broad categories: (1) “finance leases”, where the lessee retains the tax benefits of ownership but obtains 100% financing on their equipment purchases; and (2) “true tax leases”, where the lessor places reliance on residual value and in so doing obtains the tax benefits of ownership.

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

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is a California state-chartered non-FRB member bank subject to the regulation and examination of the California Department of Business Oversight (“DBO”) and the Federal Deposit Insurance Corporation (“FDIC”).

Service Area

During 2013, the Company initiated efforts to broaden its geographic footprint by establishing loan production offices (“LPO”) in Irvine, CA and Walnut Creek, CA.  Both LPO’s were opened in January 2014.  Experienced lending and equipment leasing professionals have been hired to staff these offices.  The Company intends to convert these LPO’s to full service branches.  Both of these areas have strong local economies, and will help diversify some of the concentration risks that the Company now has to the Central Valley and the agricultural industry.  The Irvine location will also be the headquarters for the Company’s equipment leasing activities.

At the present time the Company’s primary service area remains the mid Central Valley of California, including Sacramento, San Joaquin, Stanislaus and Merced counties, where we operate 21 full-service branches and two stand-alone ATM’s. This area encompasses:

•	Sacramento Metropolitan Statistical Area (“MSA”), with branches in Sacramento, Elk Grove and Galt. This MSA has a Population of 2.2 million and a Per Capita Income of approximately $42,000. The MSA includes significant employment in the following sectors: state and local government; agriculture; and trade, transportation and utilities. Unemployment currently stands at 8.0%.

•	Stockton MSA, with branches in Lodi, Linden and Stockton. This MSA has a Population of 0.7 million and a Per Capita Income of approximately $33,000. The MSA includes significant employment in the following sectors: state and local government; agriculture; trade, transportation, and utilities; and education and health services. Unemployment currently stands at 12.2%.

•	Modesto MSA, with branches in Modesto and Turlock. This MSA has a Population of 0.5 million and a Per Capita Income of approximately $33,000. The MSA includes significant employment in the following sectors: agriculture; trade, transportation and utilities; state and local government; and education and health services. Unemployment currently stands at 12.1%.

•	Merced MSA with branches in Hilmar and Merced. This MSA has a Population of 0.3 million and a Per Capita Income of approximately $29,000. The MSA includes significant employment in the following sectors: agriculture; state and local government; and trade, transportation and utilities. Unemployment currently stands at 13.6%.

All of the Company’s Central Valley service areas are heavily influenced by the agricultural industry, however, with the exception of the State of California in the Sacramento MSA, no single employer represents a material concentration of jobs in any of our service areas.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and “Financial Condition – Loans & Leases” for additional discussion regarding the Company’s market conditions.

Through its network of banking offices, the Company emphasizes personalized service along with a broad range of banking services to businesses and individuals located in the service areas of its offices. Although the Company focuses on marketing its services to small and medium sized businesses, a broad range of retail banking services are made available to the local consumer market.

The Company offers a wide range of deposit instruments. These include checking, savings, money market, time certificates of deposit, individual retirement accounts and online banking services for both business and personal accounts.

The Company provides a broad complement of lending products, including commercial, real estate construction, agribusiness, consumer, credit card, real estate loans, and equipment leases. Commercial products include term loans, lines of credit and other working capital financing and letters of credit. Financing products for individuals include automobile financing, lines of credit, residential real estate, home improvement and home equity lines of credit.

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

Employees

At December 31, 2013, the Company employed 299 full time equivalent employees. The Company believes that its employee relations are satisfactory.

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

Government Policies

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. The difference between the interest rates paid by the Company on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Company on its interest-earning assets, such as loans & leases extended to its customers and securities held in its investment portfolio, comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment. The impact that changes in economic conditions might have on the Company and the Bank cannot be predicted.

The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans & leases, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

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

The Company is not a financial holding company for purposes of the FRB.

The Company is also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the DBO.

The Company’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the reporting, proxy solicitation and other requirements and restrictions of the Exchange Act.

The Bank
The Bank, as a California chartered non-FRB member bank, is subject to primary supervision, periodic examination and regulation by the DBO and the FDIC. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory, or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the Bank’s charter. The DBO has many of the same remedial powers.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans & leases, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See “Capital Standards.”

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $40.3 million at December 31, 2013. During 2013, the Bank paid $10.5 million in dividends to the Company.

The FDIC and the DBO also have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC or the DBO could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the FRB and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends that the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The DBO may impose similar limitations on the Bank. See “Prompt Corrective Regulatory Action and Other Enforcement Mechanisms” and “Capital Standards” for a discussion of these additional restrictions on capital distributions.

Transactions with Affiliates
The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of the Company or other affiliates, the purchase of, or investments in stock or other securities thereof, the taking of such securities as collateral for loans & leases, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliates are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus (as defined by federal regulations).

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

The federal banking agencies currently require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios. For further information on the Company and the Bank’s risk-based capital ratios see Note 14 located in “Item 8. Financial Statements and Supplementary Data.”

On July 2, 2013, the FRB approved final rules and the FDIC subsequently adopted interim final rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. These rules would implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act as hereinafter defined.

The final rules include new minimum risk-based capital and leverage ratios, which would be phased in over time. The new minimum capital level requirements applicable to the Company and the Bank under the final rules will be: (i) a common equity Tier 1 capital ratio of 4.5% of risk weighted assets (“RWA”); (ii) a Tier 1 capital ratio of 6% of RWA; (iii) a total capital ratio of 8% of RWA; and (iv) a Tier 1 leverage ratio of 4% of total assets. The final rules also establish a "capital conservation buffer" of 2.5% above each of the new regulatory minimum capital ratios, which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0% of RWA; (ii) a Tier 1 capital ratio of 8.5% of RWA, and (iii) a total capital ratio of 10.5% of RWA. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. The final rules also permit the Company’s subordinated debentures to continue to be counted as Tier 1 capital.

Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” institution must develop a capital restoration plan. At December 31, 2013, the Bank exceeded all of the required ratios for classification as “well capitalized.” It should be noted; however, that the Bank’s capital category is determined solely for the purpose of applying the federal banking agencies’ prompt corrective action regulations and the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

Banking agencies have also adopted regulations which mandate that regulators take into consideration: (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. That evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, any company with significant trading activity must incorporate a measure for market risk in its regulatory capital calculations.

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

Safety and Soundness Standards
The federal banking agencies have adopted guidelines designed to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan & lease documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees, and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, any insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the Board of Directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

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

Through the later part of 2008 and into 2009, the number of bank failures began to rise significantly. This placed considerable strain on the DIF. As a result, on September 29, 2009 the FDIC adopted an Amended Restoration Plan to allow the DIF to return to a ratio of 1.15% within eight years. The FDIC also adopted risk-based assessment rates beginning in January of 2011. On November 12, 2009, the FDIC also adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009, except for those institutions where the FDIC grants an exemption. The prepaid assessment was collected December 30, 2009, and resulted in a prepayment by the Bank of $7,258,000. Since December 2009, the Company has expensed $4,362,000 of this prepaid assessment.  The FDIC prepaid assessment program ended March 29, 2013, and resulted in a $2,896,000 refund of unused assessment credits to the Bank on July 1, 2013.

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

The Bank’s FDIC premiums were $981,000 in 2013 compared to $968,000 in 2012. Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)
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

Risks Associated With Our Business

Continuing Difficult Economic Conditions In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses - While the national economy and the economy of other portions of California have experienced improvements over the past twelve to eighteen months, the Central Valley of California, the Company’s primary market area, continues to experience sluggish economic conditions. This is reflected in: (1) continuing public sector financial stress, both at the local and statewide level (See “Item 1. Business – Service Area” - the State of California, a large employer in one of the Company’s market territories continues to experience budget problems that have yet to be fully solved and the City of Stockton has recently declared bankruptcy); and (2) continuing high levels of unemployment and home prices that have only slightly improved and remain well below peak levels.

Our retail and commercial banking operations are concentrated primarily in Sacramento, San Joaquin, Stanislaus and Merced Counties. See “Item 1. Business – Service Area.” As a result of this geographic concentration, our results of operations depend largely upon economic conditions in these areas.  Whereas much of this area appears to have stabilized, real estate values remain well below peak prices and unemployment remains well above most other areas in the state and country. As a result, risk still remains from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans or leases. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan & lease performance and diversifying our credit portfolio. These policies and procedures; however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2014 and Beyond.”

Additionally, despite the stability of our earnings over the last several years, economic uncertainties may continue for the foreseeable future and the full extent of the repercussions on our local economies in general and our business in particular are not fully known at this time. Such events may have a negative effect on: (i) our ability to service our existing customers and attract new customers; (ii) the ability of our borrowers to operate their business as successfully as in the past; (iii) the financial security and net worth of our customers; and (iv) the ability of our customers to repay their loans or leases with us in accordance with the terms thereof.

Nonperforming Assets Take Significant Time To Resolve And Adversely Affect Our Company’s Results Of Operations And Financial Condition - Nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve in our local markets, we expect to continue to incur losses relating to non-performing loans & leases. We do not record interest income on non-accrual loans & leases or other real estate owned, thereby adversely affecting our income and increasing our loan & lease administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. While we have reduced our problem assets through workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which can be detrimental to the performance of other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans & leases in the future.

Our Allowance For Credit Losses May Not Be Adequate To Cover Actual Losses - A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans & leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence, or control.

Like all financial institutions, we maintain an allowance for credit losses to provide for loan & lease defaults and non-performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision and Allowance for Credit Losses.” The allowance is funded from a provision for credit losses, which is a charge to our income statement. Our allowance for credit losses may not be adequate to cover actual loan & lease losses, and future provisions for credit losses could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for credit losses reflects our estimate of the probable losses in our loan & lease portfolio at the relevant balance sheet date. Our allowance for credit losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan & lease portfolio and other economic factors. The determination of an appropriate level of credit loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates.

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans and lessees to make their lease payments. The level of uncertainty concerning current economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the allowance for credit losses.

While we believe that our allowance for credit losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for credit losses further or that regulators will not require us to increase this allowance. Either of these occurrences could materially adversely affect our business, financial condition, results of operations and cash flows.

We Are Dependent On Real Estate And Further Downturns In The Real Estate Market Could Hurt Our Business - Although our regulators have determined that we do not have significant CRE concentration risk, a significant portion of our loan portfolio is dependent on real estate. See “Item 1. Business – Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms.” At December 31, 2013, real estate served as the principal source of collateral with respect to approximately 73% of our loan outstandings and 19% of loans outstanding were secured by production agricultural properties. Continuing stresses in current economic conditions in our local markets or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

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

Our Business Is Subject To Interest Rate Risk And Changes In Interest Rates May Adversely Affect Our Performance And Financial Condition - Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans & leases, the credit profile of our borrowers, the rates received on loans & leases and securities and rates paid on deposits and borrowings. The difference between the rates received on loans & leases and securities and the rates paid on deposits and borrowings is known as the net interest margin. Like many financial institutions, our net interest margin has been declining. We expect that continued low interest rates and aggressive competitor pricing strategies will continue to push net interest margin lower in 2014.

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

Continuing low levels of market interest rates could adversely affect our earnings. The FRB regulates the supply of money and credit in the United States. Its policies determine, in large part, the cost of funds for lending and investing and the yield earned on those loans, leases and investments, which impact the Company’s net interest margin. Beginning in September 2007 the FRB implemented a series of rate reductions in response to the current state of the national economy and housing market as well as the volatility of financial markets. Rates have remained low ever since, and show no signs of significantly increasing in the near future. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, and prepaying their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our CRE and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan & lease demand available in our market. The inability to make sufficient loans & leases directly affects the interest income we earn. Lower loan & lease demand will generally result in lower interest income realized as we place funds in lower yielding investments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2014 and Beyond.”

Our Accounting Estimates and Risk Management Processes Rely On Analytical and Forecasting Models - The processes we use to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

Our Financial Results Can Be Impacted By The Cyclicality and Seasonality Of Our Agricultural Business And The Risks Related Thereto - The Company has provided financing to agricultural customers in the Central Valley throughout its history.  We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices and changing climatic conditions, and manage these risks accordingly.  The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry.  Although the Company’s loan portfolio is believed to be well diversified, at various times during 2013 approximately 41% of the Company’s loan balances were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, walnuts, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity. The state of California experienced drought conditions during much of 2013.  Importantly, most of the Company’s agricultural customers have access to their own ground water supplies and, therefore, are not as dependent on the delivery of surface water as growers in other parts of California.  Although Management does not expect current conditions to have a material impact on credit quality during 2014, the lack of rain will have some adverse impact on our agricultural customers’ operating costs, crop yields and crop quality.  The longer the drought continues, the more significant this impact will become, particularly if ground water levels reach critical stage.

The Company’s service areas can also be significantly impacted by the seasonal operations of the agricultural industry. As a result, the Company’s financial results can be influenced by the banking needs of its agricultural customers (e.g., generally speaking during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and the planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold).

We Face Strong Competition From Financial Service Companies And Other Companies That Offer Banking Services That Could Adversely Impact Our Business - The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in making loans & leases. We compete for loans & leases principally through the interest rates and loan & lease fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services business may reduce our market share, decrease loan & lease demand, cause the prices we charge for our services to fall, or decrease our net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Therefore, our results may differ in future periods depending upon the nature or level of competition.

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

Many of our competitors offer products and services that we do not offer, and many have substantially greater resources, such as greater capital resources and more access to longer term, lower cost funding sources. Many also have greater name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans & lease and deposits more aggressively than we do. Our larger competitors generally have easier access to capital, and often on better terms. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured state-chartered banks, national banks and federal savings institutions. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. Other competitors are subject to similar regulation but have the advantages of larger established customer bases, higher lending limits, extensive branch networks, numerous automated teller machines, greater advertising and marketing budgets or other factors. Some of our competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and specialty finance companies.

Deposit Insurance Assessments Could Increase At Any Time, Which Will Adversely Affect Profits - FDIC deposit insurance expense for the years 2013, 2012, and 2011 was $981,000, $968,000, and $1.5 million, respectively. During 2011, the FDIC changed its methodology for calculating deposit premiums, See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” While FDIC deposit insurance assessments in 2012 and 2013 were well below those in 2011, they remain well above the pre-recession level of $144,000 the Company paid in 2007. Any increases could have adverse effects on the operating expenses and results of operations of the Company.

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

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan & leases and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans and lessees to make lease payments, impair the value of collateral securing loans & leases, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Operations in several of our markets could be disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to our banking and operation facilities. While we have not experienced such an occurrence to date, other natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Further, federal monetary policy, particularly as implemented by the FRB, significantly affects economic conditions for us.

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

Item 2. Properties

Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in twenty-one branch locations in the Company's service area. Of the twenty-one branches, fifteen are owned and six are leased. Both of the loan production offices are leased. The expiration of these leases occurs between the years 2014 and 2018. See Note 19 located in “Item 8. Financial Statements and Supplementary Data.”

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

The following table summarizes the actual high, low, and close sale prices for the Company's common stock since the first quarter of 2012. These figures are based on activity posted on the OTC Bulletin Board and on private transactions between individual stockholders that are reported to the Company.

					Cash Dividends
	Calendar Quarter	High	Low	Close	Declared (Per Share)

2013	Fourth quarter	$417	$405	$417	$6.30
	Third quarter	420	400	415	-
	Second quarter	500	384	400	6.20
	First quarter	470	375	470	-

					Cash Dividends
	Calendar Quarter	High	Low	Close	Declared (Per Share)

2012	Fourth quarter	$405	$355	$405	$6.20
	Third quarter	375	355	375	-
	Second quarter	400	350	375	5.90
	First quarter	400	342	350	-

As of January 31, 2014, there were approximately 1,463 stockholders of record of the Company’s common stock.

The Company and, before the Company was formed, the Bank, have paid cash dividends for the past 79 consecutive years. There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank under state and federal laws. See “Item 1. Business – Supervision and Regulation.”

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

There were no shares repurchased by the Company during 2013. The approximate dollar value of shares that may yet be purchased under the program is $20 million.

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

Performance Graphs

The following graph compares the Company’s cumulative total stockholder return on common stock from December 31, 2008 to December 31, 2013 to that of: (i) the Morningstar Banks Index - Regional (US) Industry Group; and (ii) the cumulative total return of the New York Stock Exchange market index. The graph assumes an initial investment of $100 on December 31, 2008 and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTC Bulletin Board and on private transactions between individual stockholders that are reported to the Company. This data was furnished by Zacks SEC Compliance Services Group.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933.

Item 6. Selected Financial Data

Farmers & Merchants Bancorp
Five Year Financial Summary of Operations

(in thousands except per share data)

Summary of Income:	2013	2012	2011	2010	2009
Total Interest Income	$76,531	$78,491	$82,354	$84,461	$91,314
Total Interest Expense	2,891	5,140	7,974	9,685	16,331
Net Interest Income	73,640	73,351	74,380	74,776	74,983
Provision for Credit Losses	425	1,850	6,775	14,735	15,420
Net Interest Income After Provision for Credit Losses	73,215	71,501	67,605	60,041	59,563
Total Non-Interest Income	15,937	14,110	12,274	17,185	18,194
Total Non-Interest Expense	50,870	48,277	45,028	43,939	46,429
Income Before Income Taxes	38,282	37,334	34,851	33,287	31,328
Provision for Income Taxes	14,221	13,985	12,642	12,169	11,315
Net Income	$24,061	$23,349	$22,209	$21,118	$20,013
Balance Sheet Data:
Total Assets	$2,076,073	$1,974,686	$1,919,684	$1,841,491	$1,781,014
Loans & Leases	1,388,236	1,246,902	1,163,078	1,176,002	1,212,718
Allowance for Credit Losses	34,274	34,217	33,017	32,261	29,813
Investment Securities	473,144	486,383	542,912	493,581	435,166
Deposits	1,807,691	1,722,026	1,626,197	1,566,503	1,498,124
Federal Home Loan Bank Advances	-	-	530	591	20,149
Shareholders' Equity	209,904	205,033	189,346	173,241	164,727

Selected Ratios:
Return on Average Assets	1.21%	1.22%	1.19%	1.19%	1.15%
Return on Average Equity	11.54%	11.62%	12.10%	12.25%	12.33%
Dividend Payout Ratio	40.41%	40.34%	41.24%	41.93%	42.95%
Average Loans & Leases to Average Deposits	74.28%	72.02%	74.48%	79.03%	80.12%
Average Equity to Average Assets	10.52%	10.45%	9.85%	9.74%	9.34%
Period-end Shareholders' Equity to Total Assets	10.11%	10.38%	9.86%	9.41%	9.25%

Basic Per Share Data:
Net Income (1)	$30.93	$29.99	$28.49	$27.05	$25.57
Cash Dividends Per Share	$12.50	$12.10	$11.75	$11.35	$11.00

(1)	Based on the weighted average number of shares outstanding of 777,882, 778,648, 779,424, 780,619, and 782,754 for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

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

The Five-Year Period: 2009 through 2013
Through much of 2007 the economy in our primary service area was strong, the stock market rising and individuals and businesses doing well. Then in October 2007 the financial markets started what would become a major adjustment and an economic recession began, the impact of which is still being felt today in the Central Valley of California. The Central Valley was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy appears to have stabilized throughout most of the Central Valley, housing prices for the most part have not recovered significantly and unemployment levels remain well above those in other areas of the state and country.

Despite this difficult economic environment, in management’s opinion, the Company’s operating performance over the past five years has been exceptionally strong.

  (in thousands, except per share data)

Financial Performance Indicator	2013	2012	2011	2010	2009

Net Income	$24,061	$23,349	$22,209	$21,118	$20,013

Total Assets	$2,076,073	$1,974,686	$1,919,684	$1,841,491	$1,781,014
Total Loans & Leases	$1,388,236	$1,246,902	$1,163,078	$1,176,002	$1,212,718
Total Deposits	$1,807,691	$1,722,026	$1,626,197	$1,566,503	$1,498,124
Total Shareholders’ Equity	$209,904	$205,033	$189,346	$173,241	$164,727
Total Consolidated Risk-Based Capital Ratio	13.99%	14.96%	14.86%	13.82%	12.48%

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.19%	0.74%	0.36%	0.45%	0.76%
Substandard Loans & Leases as a % of Total Loans & Leases	0.41%	1.72%	3.67%	3.40%	5.17%
Net Charge-Offs to Average Loans & Leases	0.03%	0.05%	0.51%	1.04%	0.48%
Credit Loss Allowance as a % of Total Loans & Leases	2.46%	2.74%	2.83%	2.74%	2.45%

Return on Average Assets	1.21%	1.22%	1.19%	1.19%	1.15%
Return on Average Equity	11.54%	11.62%	12.10%	12.25%	12.33%
Basic Earnings Per Common Share	$30.93	$29.99	$28.49	$27.05	$25.57
Cash Dividends Per Share	$12.50	$12.10	$11.75	$11.35	$11.00
Cash Dividends Declared	$9,723	$9,418	$9,158	$8,855	$8,596
# Shares Repurchased During Year	-	1,542	-	1,520	6,016
Average Share Price of Repurchased Shares	$-	$373	$-	$400	$387
High Stock Price – Fourth Quarter	$417	$405	$400	$425	$425
Low Stock Price – Fourth Quarter	$405	$355	$345	$400	$325
Closing Stock Price – Fourth Quarter	$417	$405	$400	$415	$380

Although the Company was not entirely immune to the pressures that a struggling economy brought to bear, management also believes that the Company’s performance compared very favorably to its peer banks during the five-year period ending December 31, 2013:

•	Net income totaled $110.8 million and never dropped below $20.0 million in any single year.

•	Return on Average Assets never dropped below 1.15% in any single year.

•	Total assets increased 23.3% to $2.1 billion.

•	Total loans & leases increased 17.9% to $1.4 billion.

•	Total deposits increased 26.2% to $1.8 billion.

More recently:

•	In 2013, the Company earned $24.1 million for a return on average assets of 1.21%, and our return on average assets averaged 1.19% over the five-year period. Importantly, these strong results were generated at the same time the Company increased its credit loss allowance by $14.2 million, to $34.3 million or 2.46% of total loans & leases.

•	In 2013, the Company increased its cash dividend per share by 3.3% over 2012 levels, and our strong financial performance allowed us to increase dividends every year during this five-year period.

•	The Company’s total risk based capital ratio was 13.99% at December 31, 2013, and the Bank achieved the highest regulatory classification of “well capitalized” in each of the five years. See “Financial Condition – Capital.”

•	Despite continuing sluggish economic conditions in the Company’s local markets, the Company’s asset quality remains very strong compared to peer banks at the present time, when measured by: (1) net charge-offs of 0.03% of average loans & leases during this five-year period; and (2) substandard loans & leases totaling 0.41% of total loans & leases at December 31, 2013. See “Results of Operations – Provision and Allowance for Credit Losses” and “Financial Condition – Classified Loans & leases and Non-Performing Assets.”

As a result of this strong earnings performance, capital position, and asset quality, stockholders have benefited from the fact that cash dividends per share have increased 17.4% since 2008, and totaled $58.70 per share over the five-year period. The 2013 dividend of $12.50 per share represents a 3% yield based upon the December 31, 2013 ending stock price of $417 per share.

Looking Forward: 2014 and Beyond

In management’s opinion, the following key issues will influence the financial results of the Company in 2014 and future years:

•	The Company’s earnings are heavily dependent on its net interest margin, which is sensitive to such factors as: (1) market interest rates; (2) the mix of our earning assets and interest-bearing liabilities; and (3) competitor pricing strategies.

-	During the third quarter of 2007, the FRB began dropping short-term market rates. Market rates remain low, and the FRB continues to imply that they expect them to remain that way well past 2014.
-	Deposit growth has outstripped loan growth over the past five years, and the Company’s loan-to-deposit ratio has dropped since 2008. This results in a higher percentage of our earning assets being placed into lower yielding investment securities, interest-bearing deposits with banks, and Federal Funds Sold. Although loan growth picked-up in 2013, this growth occurred despite what continues to be a difficult economic environment in the Central Valley combined with a very competitive pricing environment, and is a result of the Company’s intensified business development efforts directed toward credit-qualified borrowers. No assurances can be given that this growth in the loan & lease portfolio will continue until the economy in the Central Valley of California improves.

-	Aggressive competitor pricing for both loans & leases and deposits has often required the Company to respond in order to retain key customers.

The combination of these factors has caused the Company’s net interest margin to decline from 4.89% in the second quarter of 2007 to 4.14% in the fourth quarter of 2013. The Company expects many of these factors to continue to push the net interest margin lower in 2014. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

•	The Company’s results can be significantly influenced by changes in the credit quality of its borrowers. Substandard loans & leases totaled $5.8 million or 0.41% of total loans & leases at December 31, 2013 vs. $21.5 million or 1.72% of total loans at December 31, 2012, and a peak of $62.8 million or 5.17% of total loans at December 31, 2009. Management believes, based on information currently available, that these levels are adequately covered by the Company’s $34.3 million allowance for credit losses as of December 31, 2013. See “Results of Operations - Provision and Allowance for Credit Losses” and “Financial Condition – Classified Loans & Leases and Non-Performing Assets.” The Company’s provision for credit losses was $425,000 in 2013, a significant decrease from $1.9 million in 2012 and $6.8 million in 2011. See “Item 1A. Risk Factors.”

•	FDIC deposit insurance expense for the years 2013, 2012, and 2011 was $981,000, $968,000, and $1.5 million, respectively. In 2011 the FDIC changed its methodology for calculating deposit premiums. See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” While FDIC deposit insurance assessments have declined some since 2011, they remain well above the pre-recession level of $144,000 the Company paid in 2007.

•	Congress and the Obama Administration are continuing to implement broad changes to the regulation of consumer financial products and the financial services industry as a whole. These changes could significantly affect the Company’s product offerings, pricing and profitability in areas such as debit and credit cards, home mortgages and deposit service charges.

•	The Company has expanded its geographic footprint to include Walnut Creek, CA and Irvine, CA and has established equipment leasing as a new line of business. Although Management believes that these initiatives will result in increased asset growth and earnings, along with reduced concentration risks, the start-up costs related to staff and facilities are not insignificant and may take 12-18 months to cover.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ performance during each of the years in the three-year period ended December 31, 2013, and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying financial statements.

Net Interest Income/Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the years ending 2013, 2012, and 2011. Average balance amounts for assets and liabilities are the computed average of daily balances.

Net interest income is the amount by which the interest and fees on loans & leases and other interest earning assets exceed the interest paid on interest-bearing sources of funds. For the purpose of analysis, the interest earned on tax-exempt investments and municipal loans is adjusted to an amount comparable to interest subject to normal income taxes. This adjustment is referred to as “tax equivalent” adjustment and is noted wherever applicable. The presentation of net interest income and net interest margin on a tax equivalent basis is a common practice within the banking industry.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2013
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$30,743	$79	0.26%
Investment Securities:
Government Agency & Government-Sponsored Entities	28,033	256	0.91%
Obligations of States and Political Subdivisions - Non-Taxable	68,832	3,929	5.71%
Mortgage Backed Securities	374,927	8,117	2.16%
Other	52,318	598	1.14%
Total Investment Securities	524,110	12,900	2.46%

Loans & Leases
Real Estate	868,855	46,056	5.30%
Home Equity Lines & Loans	38,293	2,187	5.71%
Agricultural	204,103	8,715	4.27%
Commercial	150,456	7,546	5.02%
Consumer	4,888	313	6.40%
Other	230	13	5.65%
Leases	2,507	91	3.63%
Total Loans & Leases	1,269,332	64,921	5.11%
Total Earning Assets	1,824,185	$77,900	4.27%

Unrealized Gain on Securities Available-for-Sale	3,453
Allowance for Credit Losses	(34,227)
Cash and Due From Banks	33,648
All Other Assets	155,715
Total Assets	$1,982,774

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$259,348	$119	0.05%
Savings and Money Market	577,214	947	0.16%
Time Deposits	444,605	1,482	0.33%
Total Interest Bearing Deposits	1,281,167	2,548	0.20%
Other Borrowed Funds	12,265	16	0.13%
Subordinated Debt	10,310	327	3.17%
Total Interest Bearing Liabilities	1,303,742	$2,891	0.22%
Interest Rate Spread			4.05%
Demand Deposits	427,673
All Other Liabilities	42,783
Total Liabilities	1,774,198
Shareholders' Equity	208,576
Total Liabilities & Shareholders' Equity	$1,982,774
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.06%
Net Interest Income and Margin on Total Earning Assets		75,009	4.11%
Tax Equivalent Adjustment		(1,369)
Net Interest Income		$73,640	4.04%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $4.1 million for the year ended December 31, 2013. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2012
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$43,351	$110	0.25%
Investment Securities:
Government Agency & Government-Sponsored Entities	56,396	577	1.02%
Obligations of States and Political Subdivisions - Non-Taxable	70,432	4,047	5.75%
Mortgage Backed Securities	399,121	9,182	2.30%
Other	15,358	182	1.19%
Total Investment Securities	541,307	13,988	2.58%

Loans
Real Estate	767,555	44,329	5.78%
Home Equity	46,405	2,656	5.72%
Agricultural	200,040	9,888	4.94%
Commercial	163,089	8,455	5.18%
Consumer	5,820	456	7.84%
Other	237	13	5.49%
Total Loans	1,183,146	65,797	5.56%
Total Earning Assets	1,767,804	$79,895	4.52%

Unrealized Gain on Securities Available-for-Sale	12,116
Allowance for Loan Losses	(33,248)
Cash and Due From Banks	33,941
All Other Assets	140,998
Total Assets	$1,921,611

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$231,813	$167	0.07%
Savings and Money Market	540,063	1,281	0.24%
Time Deposits	496,327	2,291	0.46%
Total Interest Bearing Deposits	1,268,203	3,739	0.29%
Securities Sold Under Agreement to Repurchase	28,197	1,018	3.61%
Other Borrowed Funds	3,698	36	0.97%
Subordinated Debt	10,310	347	3.37%
Total Interest Bearing Liabilities	1,310,408	$5,140	0.39%
Interest Rate Spread			4.13%
Demand Deposits	374,677
All Other Liabilities	35,631
Total Liabilities	1,720,716
Shareholders' Equity	200,895
Total Liabilities & Shareholders' Equity	$1,921,611
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.10%
Net Interest Income and Margin on Total Earning Assets		74,755	4.23%
Tax Equivalent Adjustment		(1,404)
Net Interest Income		$73,351	4.15%

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2011
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$46,694	$117	0.25%
Investment Securities:
Government Agency & Government-Sponsored Entities	201,666	2,292	1.14%
Obligations of States and Political Subdivisions - Non-Taxable	66,142	3,920	5.93%
Mortgage Backed Securities	230,993	7,167	3.10%
Other	2,593	31	1.20%
Total Investment Securities	501,394	13,410	2.67%

Loans
Real Estate	720,402	45,146	6.27%
Home Equity	54,964	3,198	5.82%
Agricultural	215,001	12,013	5.59%
Commercial	173,837	9,345	5.38%
Consumer	7,338	465	6.34%
Other	243	13	5.35%
Total Loans	1,171,785	70,180	5.99%
Total Earning Assets	1,719,873	$83,707	4.87%

Unrealized Gain on Securities Available-for-Sale	5,172
Allowance for Loan Losses	(32,651)
Cash and Due From Banks	30,808
All Other Assets	140,902
Total Assets	$1,864,104

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$206,572	$249	0.12%
Savings and Money Market	488,540	1,586	0.32%
Time Deposits	543,547	3,627	0.67%
Total Interest Bearing Deposits	1,238,659	5,462	0.44%
Securities Sold Under Agreement to Repurchase	60,000	2,148	3.58%
Other Borrowed Funds	1,816	33	1.82%
Subordinated Debt	10,310	330	3.20%
Total Interest Bearing Liabilities	1,310,785	$7,973	0.61%
Interest Rate Spread			4.26%
Demand Deposits	334,698
All Other Liabilities	35,085
Total Liabilities	1,680,568
Shareholders' Equity	183,536
Total Liabilities & Shareholders' Equity	$1,864,104
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.14%
Net Interest Income and Margin on Total Earning Assets		75,734	4.40%
Tax Equivalent Adjustment		(1,354)
Net Interest Income		$74,380	4.32%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $2.3 million for the year ended December 31, 2011. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Interest and Rates on a Taxable Equivalent Basis)	2013 versus 2012
(in thousands)	Amount of Increase
	(Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$(32)	$1	$(31)
Federal Funds Sold and Securities Purchased Under Agreements to Resell
Investment Securities:
Government Agency & Government-Sponsored Entities	(264)	(57)	(321)
Obligations of States and Political Subdivisions - Non-Taxable	(92)	(27)	(119)
Mortgage Backed Securities	(540)	(525)	(1,065)
Other	422	(6)	416
Total Investment Securities	(474)	(616)	(1,089)

Loans & Leases:
Real Estate	5,554	(3,827)	1,727
Home Equity	(463)	(6)	(469)
Agricultural	197	(1,370)	(1,173)
Commercial	(640)	(269)	(909)
Consumer	(67)	(76)	(143)
Leases	91	-	91
Total Loans & Leases	4,672	(5,548)	(876)
Total Earning Assets	4,166	(6,163)	$(1,996)

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	18	(66)	(48)
Savings and Money Market	83	(417)	(334)
Time Deposits	(221)	(589)	(809)
Total Interest Bearing Deposits	(120)	(1,071)	(1,191)
Securities Sold Under Agreement to Repurchase	(1,018)	-	(1,018)
Other Borrowed Funds	30	(51)	(20)
Subordinated Debt	-	(20)	(20)
Total Interest Bearing Liabilities	(1,107)	(1,142)	(2,249)
Total Change	$5,273	$(5,020)	$253

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Interest and Rates on a Taxable Equivalent Basis)	2012 versus 2011
(in thousands)	Amount of Increase
	(Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$(8)	$1	$(7)
Investment Securities:
Government Agency & Government-Sponsored Entities	(1,506)	(208)	(1,714)
Obligations of States and Political Subdivisions - Non-Taxable	249	(122)	126
Mortgage Backed Securities	4,221	(2,206)	2,015
Other	152	-	151
Total Investment Securities	3,116	(2,536)	578

Loans:
Real Estate	2,850	(3,666)	(817)
Home Equity	(491)	(51)	(542)
Agricultural	(800)	(1,325)	(2,125)
Commercial	(565)	(325)	(890)
Consumer	(107)	98	(9)
Total Loans	887	(5,269)	(4,383)
Total Earning Assets	3,994	(7,804)	(3,812)

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	27	(109)	(82)
Savings and Money Market	154	(459)	(305)
Time Deposits	(294)	(1,042)	(1,336)
Total Interest Bearing Deposits	(112)	(1,610)	(1,723)
Securities Sold Under Agreement to Repurchase	(1,148)	18	(1,130)
Other Borrowed Funds	23	(20)	3
Subordinated Debt	-	17	17
Total Interest Bearing Liabilities	(1,237)	(1,596)	(2,833)
Total Change	$5,231	$(6,208)	$(979)

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

2013 Compared to 2012
Net interest income increased 0.4% to $73.6 million during 2013. On a fully tax equivalent basis, net interest income increased 0.3% and totaled $75.0 million during 2013 compared to $74.8 million for 2012. As more fully discussed below, the increase in net interest income was primarily due to an increase in average earning assets offset somewhat by a decrease in the net interest margin.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2013, the Company’s net interest margin was 4.11% compared to 4.23% in 2012. This decrease in net interest margin was due primarily to declining yields on earning assets that exceeded a corresponding drop in funding costs, offset somewhat by an increase in the mix of loans & leases as a percentage of total earning assets.

Average loans & leases totaled $1.3 billion for the year ended December 31, 2013; an increase of $86.2 million compared to the year ended December 31, 2012. Loans & leases increased from 66.9% of average earning assets during 2012 to 69.6% in 2013. As a result of the impact of decreases in market interest rates from mid-September 2007 through December 2008, and the continuing low rate environment since then, the year-to-date yield on the loan & lease portfolio declined to 5.11% for the year ended December 31, 2013, compared to 5.56% for the year ended December 31, 2012. This lower yield offset the impact of an increase in average loan & lease balances resulting in interest revenue from loans & leases decreasing 1.3% to $64.9 million for 2013. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Historically, the Company invested primarily in: (1) mortgage-backed securities issued by government-sponsored entities; (2) debt securities issued by government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, during 2012, the Company began to selectively add corporate securities (floating rate and fixed rate with maturities less than 5 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity without subjecting the Company to the interest rate risk associated with mortgage-backed securities. Since the risk factor for these types of investments is generally lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases.

Average investment securities decreased $17.2 million in 2013 compared to the average balance during 2012. As a result, tax equivalent interest income on securities decreased $1.1 million to $12.9 million for the year ended December 31, 2013, compared to $14.0 million for the year ended December 31, 2012. The average yield, on a tax equivalent basis, in the investment portfolio was 2.46% in 2013 compared to 2.58% in 2012. This overall decrease in yield was caused primarily by a decrease in the mix of mortgage-backed securities as a percentage of total securities and a decline in the yield on the Company’s mortgage-backed securities portfolio due to a shift in mix from 30 year MBS to 10, 15 and 20 year MBS. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2013. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest-bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted of: (1) $611,000 in Community Reinvestment Act (‘CRA’) qualified CD’s with various banks; and (2) $30.1 million in FRB deposits. The average rate paid on CRA qualified CD’s for 2013 was 0.38% and balances with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest-bearing deposits with banks for the year ended December 31, 2013, was $30.7 million, a decrease of $12.6 million compared to the average balance for the year ended December 31, 2012. Interest income on interest-bearing deposits with banks for the year ended December 31, 2013, decreased $31,000 to $79,000 from the year ended December 31, 2012.

Average interest-bearing liabilities decreased $6.7 million or 0.5% during the twelve months ended December 31, 2013. Of that decrease: (1) interest-bearing deposits increased $12.9 million; (2) FHLB Advances increased $8.6 million; and (3) securities sold under agreement to repurchase and subordinated debt decreased $28.2 million.

The $12.9 million increase in average interest-bearing deposits was primarily in lower cost interest-bearing DDA, and savings and money market deposits, which increased $64.7 million since 2012, as higher cost time deposits decreased by $51.7 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $2.5 million for 2013 as compared to $3.7 million for 2012. The average rate paid on interest-bearing deposits was 0.20% in 2013 and 0.29% in 2012. Since most of the Company’s interest-bearing deposits are priced off of short-term market rates, the Company is benefiting from the impact of these lower market rates. The Company anticipates that future declines in deposit rates, if any, will be much more modest. See “Overview – Looking Forward: 2014 and Beyond” for a discussion of factors impacting the Company’s future deposit rates and their impact on net interest margin.

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

For 2012, the Company’s net interest margin was 4.23% compared to 4.40% in 2011. This decrease in net interest margin was due primarily to: (1) a decline in the mix of loans & leases as a percentage of total earning assets; and (2) declining yields on earning assets that exceeded a corresponding drop in funding costs.

Average loans totaled $1.2 billion for the year ended December 31, 2012; an increase of $11.4 million compared to the year ended December 31, 2011. Loans decreased from 68.1% of average earning assets during 2011 to 66.9% in 2012. As a result of the impact of decreases in market interest rates from mid-September 2007 through December 2008, and the continuing low rate environment since then, the year-to-date yield on the loan portfolio declined to 5.56% for the year ended December 31, 2012, compared to 5.99% for the year ended December 31, 2011. This lower yield offset the impact of an increase in average loan balances resulting in interest revenue from loans decreasing 6.3% to $65.8 million for 2012.

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

Interest-bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted of: (1) $149,000 in Community Reinvestment Act (‘CRA’) qualified CD’s with various banks; and (2) $43.2 million in FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB account, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB during 2012 and 2011. These balances earn interest at the Fed Funds rate, which has been 0.25% since December, 2008. Total average interest-bearing deposits with banks for the year ended December 31, 2012 was $43.4 million, a decrease of $3.3 million from the average balance for the year ended December 31, 2011. The Company had no Federal Funds Sold during 2012 or 2011.

Average interest-bearing liabilities decreased $377,000 or 0.03% during the twelve months ended December 31, 2012. Of that decrease: (1) interest-bearing deposits increased $29.5 million; (2) FHLB Advances increased $1.9 million; and (3) securities sold under agreement to repurchase and subordinated debt decreased $31.8 million.

The $29.5 million increase in average interest-bearing deposits was primarily in lower cost interest-bearing DDA, and savings and money market deposits, which increased $76.7 million since 2011, as higher cost time deposits decreased by $47.2 million. Total interest expense on deposits was $3.7 million for 2012 as compared to $5.5 million for 2011. The average rate paid on interest-bearing deposits was 0.29% in 2012 and 0.44% in 2011. Since most of the Company’s interest-bearing deposits are priced off of short-term market rates, the Company is benefiting from the impact of these lower market rates.

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

Allowance for Credit Losses
The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company's loan & lease portfolio as of the balance-sheet date. The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan & lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans & leases and general reserves for inherent losses related to loans & leases collectively evaluated for impairment.

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

A restructuring of a loan or lease constitutes a troubled debt restructuring (“TDR”) under ASC 310-40, if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR loans, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

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

In addition, the Company's and Bank's regulators, including the FRB, DBO and FDIC, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

The Central Valley was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy appears to have stabilized throughout most of the Central Valley, housing prices for the most part have not recovered significantly and unemployment levels remain well above those in other areas of the state and country. Although, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of December 31, 2013, compare very favorably to our peers at the present time, carefully managing credit risk is always a key focus of the Company.

The provision for credit losses totaled $425,000 in 2013 compared to $1.9 million in 2012 and $6.8 million in 2011. Net charge-offs during 2013 were $368,000 compared to $650,000 in 2012 and $6.0 million in 2011. Net charge-offs represented 0.03% of average loans & leases during 2013, a level that in management’s opinion compares very favorably to the Company’s peers at the present time. The reduction in the provision over the prior two years reflects management’s assessment of the overall adequacy of the allowance as well as the reduction in net charge offs in 2013 compared to 2012 and 2011. See “Overview – Looking Forward: 2014 and Beyond,” “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk.” The following tables summarize the activity and the allocation of the allowance for credit losses for the years indicated. (in thousands)

	2013	2012	2011	2010	2009
Allowance for Credit Losses Beginning of Year	$34,217	$33,017	$32,261	$29,813	$20,034
Provision Charged to Expense	425	1,850	6,775	14,735	15,420
Charge-Offs:
Commercial Real Estate	6	-	25	1,629	-
Agricultural Real Estate	575	-	384	559	-
Real Estate Construction	-	-	-	4,095	641
Residential 1st Mortgages	16	152	449	759	749
Home Equity Lines and Loans	91	259	751	310	391
Agricultural	23	294	3,559	916	123
Commercial	60	198	788	4,143	3,868
Consumer & Other	120	145	190	112	159
Total Charge-Offs	891	1,048	6,146	12,523	5,931
Recoveries:
Commercial Real Estate	-	-	-	-	-
Agricultural Real Estate	-	90	18	2	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	53	4	7	3
Home Equity Lines and Loans	115	14	13	-	1
Agricultural	42	61	10	68	50
Commercial	312	117	21	92	104
Consumer & Other	54	63	61	67	132
Total Recoveries	523	398	127	236	290
Net Charge-Offs	(368)	(650)	(6,019)	(12,287)	(5,641)
Total Allowance for Credit Losses	$34,274	$34,217	$33,017	$32,261	$29,813
Ratios:
Allowance for Credit Losses to:
Total Loans & Leases at Year End	2.46%	2.74%	2.83%	2.74%	2.45%
Average Loans & Leases	2.70%	2.89%	2.82%	2.73%	2.52%
Consolidated Net Charge-Offs to:
Total Loans & Leases at Year End	0.03%	0.05%	0.52%	1.04%	0.46%
Average Loans & Leases	0.03%	0.05%	0.51%	1.04%	0.48%

The table below breaks out year-to-date activity by portfolio segment (in thousands):

December 31, 2013	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2013	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$-	$854	$34,217
Charge-Offs	(6)	(575)	-	(16)	(91)	(23)	(60)	(120)	-	-	(891)
Recoveries	-	-	-	-	115	42	312	54	-	-	523
Provision	(1,280)	1,274	(332)	(95)	(492)	1,749	(2,518)	60	639	1,420	425
Ending Balance- December 31, 2013	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274

The Allowance for Credit Losses as of December 31, 2013 increased a modest $57,000 from December 31, 2012. However, the allowance allocated to the following categories of loans did change materially during the twelve months ended December 31, 2013:

•	Commercial Real Estate allowance balances decreased $1.3 million, primarily a result of a $15.5 million decline in special mention and substandard loans.

•	Agricultural allowance balances increased $1.8 million, primarily as a result of additional allowances placed against these loans to cover the potential impact of an extended drought in California.

•	Commercial allowance balances decreased $2.3 million. Despite a $12.3 million increase in special mention and substandard loans, the Company has been able to obtain significant levels of collateral or guarantees to cover these loans, resulting in a reduction of required allowances.

•	Unallocated allowance balances increased $1.4 million due to the imprecision in estimating and allocating allowance balances associated with macro factors such as: (1) the continuing sluggish economic conditions in the Central Valley (see Item 1A. Risk Factors – Risks Associated With Our Business - Continuing Difficult Economic Conditions In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses); and (2) the long term impact of drought conditions currently being experienced in California (see Item 1A. Risk Factors – Risks Associated With Our Business - Our Financial Results Can Be Impacted By The Cyclicality and Seasonality Of Our Agricultural Business And The Risks Related Thereto).

	Allowance Allocation at December 31,
(in thousands)	2013 Amount	Percent of Loans in Each Category to Total Loans	2012 Amount	Percent of Loans in Each Category to Total Loans	2011 Amount	Percent of Loans in Each Category to Total Loans	2010 Amount	Percent of Loans in Each Category to Total Loans	2009 Amount	Percent of Loans in Each Category to Total Loans
Commercial Real Estate	$5,178	29.5%	$6,464	28.2%	$5,823	26.4%	$7,631	27.0%	$12,845	23.9%
Agricultural Real Estate	3,576	23.6%	2,877	25.0%	2,583	24.0%	1,539	21.6%	1,099	21.4%
Real Estate Construction	654	3.0%	986	2.6%	1,933	2.5%	2,160	3.2%	4,089	5.9%
Residential 1st Mortgages	1,108	10.9%	1,219	11.2%	1,251	9.2%	1,164	8.8%	552	8.7%
Home Equity Lines and Loans	2,767	2.5%	3,235	3.4%	3,746	4.4%	3,724	5.0%	1,349	5.4%
Agricultural	12,205	18.4%	10,437	17.7%	8,127	18.6%	6,733	19.6%	2,298	17.9%
Commercial	5,697	10.8%	7,963	11.5%	8,733	14.2%	9,084	14.0%	6,449	15.8%
Consumer & Other	176	0.4%	182	0.4%	207	0.7%	216	0.8%	325	1.0%
Leases	639	0.9%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Unallocated	2,274		854		614		10		807
Total	$34,274	100.0%	$34,217	100.0%	$33,017	100.0%	$32,261	100.0%	$29,813	100.0%

As of December 31, 2013, the allowance for credit losses was $34.3 million, which represented 2.46% of the total loan & lease balance. At December 31, 2012, the allowance for credit losses was $34.2 million or 2.74% of the total loan & lease balance. After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of December 31, 2013, was adequate.

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plan investments; and (6) fees from other miscellaneous business services. See “Overview – Looking Forward: 2014 and Beyond.”

2013 Compared to 2012
Non‑interest income totaled $15.9 million, an increase of $1.8 million or 13.0% from non-interest income of $14.1 million for 2012.

Service charges on deposit accounts totaled $4.4 million, a decrease of $541,000 or 11.1% from service charges on deposit accounts of $4.9 million in 2012. This was due primarily to a decrease in fees related to the Company’s Overdraft Privilege Service.

Net loss on investment securities was $229,000 in 2013 compared to a net gain of $158,000 for 2012. See “Financial Condition-Investment Securities” for a discussion of the Company’s investment strategy.

Debit Card and ATM fees totaled $3.1 million, an increase of $131,000 or 4.5% over fees in 2012. These are: (1) fees paid to the Company by card associations and networks (such as Visa, Pulse, etc. when the Company’s cardholders (ATM Card or Debit Card) use their cards to complete transactions; (2) fees earned by the Company when non-customers use our ATM’s; and (3) monthly transaction fees paid by our customers.

Net Gains on deferred compensation investments were $3.4 million in 2013 compared to net gains of $1.7 million in 2012. See Note 16, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Other non-interest income was $3.5 million, an increase of $925,000 or 35.6% over 2012. This increase was primarily due to: (1) the gain on sale of our Modesto Village branch building in the amount of $706,000; and (2) an increase of $227,000 in FHLB cash dividends.

2012 Compared to 2011
Non‑interest income totaled $14.1 million, an increase of $1.8 million or 15.0% from non-interest income of $12.3 million for 2011.

Service charges on deposit accounts totaled $4.9 million, a decrease of $504,000 or 9.3% from service charges on deposit accounts of $5.4 million in 2011. This was due primarily to a decrease in fees related to the Company’s Overdraft Privilege Service.

Net gain on investment securities was $158,000 in 2012 compared to a net gain of $95,000 for 2011.

Debit Card and ATM fees totaled $2.9 million, an increase of $178,000 or 6.5% over fees in 2011. These are: (1) fees paid to the Company by VISA merchants when the Company’s VISA Money Card holders use their cards to complete purchases; (2) fees earned by the Company when non-customers use our ATM’s; and (3) monthly transaction fees paid by our customers.

Net Gains on deferred compensation investments were $1.7 million in 2012 compared to net gains of $199,000 in 2011.

Other non-interest income was $2.6 million, an increase of $609,000 or 30.6% over 2011. This increase was primarily due to SWAP referral fees paid to F&M Bank. Swap fee income results from the Bank arranging for a borrower to enter into a swap directly with a counterparty. These transactions result in both the Bank and the borrower achieving their interest rate risk management objectives without requiring the Bank to assume the hedge accounting or mark-to-market risk exposure of a swap. Whereas the Bank may still need to provide certain credit guarantees to the counterparty, if the loan is appropriately “over-collateralized,” that credit risk can be mitigated or eliminated.

Non-Interest Expense
Non-interest expense for the Company includes expenses for: (1) salaries and employee benefits; (2) net gains and losses on non-qualified deferred compensation plan investments; (3) occupancy; (4) equipment; (5) supplies; (6) legal fees; (7) professional services; (8) data processing; (9) marketing; (10) deposit insurance; and (11) other miscellaneous expenses.

2013 Compared to 2012
Overall, non-interest expense totaled $50.9 million, an increase of $2.6 million or 5.4% for the year ended December 31, 2013.

Salaries and employee benefits increased $2.0 million or 6.4% primarily related to: (1) new staff added for the LPO’s in Walnut Creek and Irvine; (2) bank wide raises and (3) increased medical insurance premiums.

Net Gains on deferred compensation investments were $3.4 million in 2013 compared to net gains of $1.7 million in 2012. See Note 16. located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

Equipment expense in 2013 totaled $2.8 million, a decrease of $345,000 or 11.0% from 2012. This decrease is primarily due to reduced software maintenance contracts and Americans with Disabilities Act (‘ADA’) upgrades to all of our ATM machines that took place in 2012.

ORE holding costs in 2013 totaled $91,000, a decrease of $31,000 or 25.4% as compared to $122,000 in 2012. This decrease is primarily due to a decrease in the number of ORE properties the Company owns and stabilization of real estate values.

The Company’s total FDIC insurance costs increased $13,000 in 2013 to $981,000, a 1.3% increase from $968,000 in 2012. See “Supervision and Regulation – Deposit Insurance” for further discussion of the Company’s deposit insurance.

Legal fee expense decreased $470,000 or 45.2% from 2012. This decrease is primarily related to the decline in the level of the Company’s problem loans.

On June 21, 2012, the Company terminated repurchase agreements with Citigroup resulting in an early termination fee totaling $1.7 million. The Company determined that the time was appropriate to replace these relatively “high-cost” borrowings with short-term FHLB advances at substantially lower rates. This rate differential will positively impact the Company’s net interest margin over the next 6-9 months, the period during which the repurchase agreements were scheduled to mature.

Other non-interest expense increased $1.4 million, or 26.2%, to $6.9 million in 2013 compared to $5.5 million in 2012. During 2013, the Company incurred increased expenses related to employee training, ATM/Debit card activities, consulting services and customer operating losses.

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

Income Taxes
The provision for income taxes increased $236,000 during 2013. The effective tax rate in 2013 was 37.2% compared to 37.5% in 2012 and 36.3% in 2011. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance, California enterprise zone interest income exclusion, and tax-exempt interest income on municipal securities and loans.

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

Financial Condition

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans & leases. The debt securities in the Company’s investment portfolio have historically been comprised primarily of: (1) mortgage-backed securities issued by federal government-sponsored entities; (2) debt securities issued by government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, during 2012 and continuing in 2013, the Company began to selectively add investment grade corporate securities (floating rate and fixed rate with maturities less than 5 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity without subjecting the Company to the interest rate risk associated with mortgage-backed securities.

The Company’s investment portfolio at the end of 2013 was $473.1 million, a decrease of $13.2 million or 2.7% from 2012. The mix of the investment portfolio has changed over the past three to five years. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company has invested most of its available funds in either shorter term government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities. Beginning in late May 2013 rates on 10-year treasuries began to increase from under 2% to a peak of just below 3% in early September 2013, before dropping to around 2.65% at September 30, 2013. As a result of these overall increases in rates, the market value of the Company’s security portfolio has declined. In late September 2013, the Company took advantage of the pull back in rates to sell $28.2 million of 20-year mortgage-backed securities for a loss of $1.1 million.

As of December 31, 2013, the Company held $65.7 million of municipal investments, of which $51.0 million were bank-qualified municipal bonds, all classified as held-to-maturity. The financial problems experienced by certain municipalities over the past five years, along with the financial stresses exhibited by some of the large monoline bond insurers, have increased the overall risk associated with bank-qualified municipal bonds. This situation caused the Company not to purchase any municipal bonds between late 2006 and year-end 2011. However, during the first quarter of 2012 the Company began investing in bank-qualified investment grade municipals. As of December 31, 2013, ninety-three percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or the issuer level, and all of these ratings are “investment grade.” Additionally, in order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds and corporate securities. The Company monitors the status of the approximately seven percent ($3.6 million) of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest-bearing deposits with banks and overnight investments in Federal Funds Sold. Interest-bearing deposits with banks consist of: (1) Community Reinvestment Act (‘CRA’) qualified CD’s with various banks; and (2) FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest-bearing deposits with banks totaled $42.7 million at December 31, 2013 and $82.1 million at December 31, 2012.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of December 31, 2013 and 2012, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Investment Portfolio
The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

	Available	Held to	Available	Held to	Available	Held to
	for Sale	Maturity	for Sale	Maturity	for Sale	Maturity
December 31: (in thousands)	2013		2012		2011
Government Agency & Government Sponsored Entities	$28,436	$-	$26,823	$-	$82,595	$-
Obligations of States and Political Subdivisions - Non-Taxable	-	65,685	5,665	65,694	5,782	59,640
Mortgage Backed Securities	324,929	45	352,772	484	391,033	1,205
Corporate Securities	49,380	-	22,558	-	-	-
Other	1,894	2,775	10,173	2,214	410	2,247
Total Book Value	$404,639	$68,505	$417,991	$68,392	$479,820	$63,092
Fair Value	$404,639	$68,689	$417,991	$70,697	$479,820	$65,874

Analysis of Investment Securities Available-for-Sale
The following table is a summary of the relative maturities and yields of the Company's investment securities Available-for-Sale as of December 31, 2013. Non-taxable Obligations of States and Political Subdivisions have been calculated on a fully taxable equivalent basis.

	Fair	Average
December 31, 2013 (in thousands)	Value	Yield
Government Agency & Government Sponsored Entities
One year or less	$15,080	0.80%
After one year through five years	10,007	0.63%
After five years through ten years	3,349	2.80%
Total Government Agency & Government Sponsored Entities	28,436	0.97%
Corporate Securities
One year or less	3,255	0.81%
After one year through five years	46,125	1.40%
Total Corporate Securities	49,380	1.37%
Other
One year or less	1,894	0.55%
Total Other Securities	1,894	0.55%
Mortgage Backed Securities	324,929	2.40%
Total Investment Securities Available-for-Sale	$404,639	2.16%

Note:  The average yield for floating rate securities is calculated using the current stated yield.

Analysis of Investment Securities Held-to-Maturity
The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2013. Non-taxable Obligations of States and Political Subdivisions have been calculated on a fully taxable equivalent basis.

	Book	Average
December 31, 2013 (in thousands)	Value	Yield
Obligations of States and Political Subdivisions - Non-Taxable
One year or less	$2,449	4.92%
After one year through five years	16,091	6.12%
After five years through ten years	26,891	5.71%
After ten years	20,254	4.81%
Total Obligations of States and Political Subdivisions - Non-Taxable	65,685	5.50%
Other
After one year through five years	2,775	0.00%
Total Other Securities	2,775	1.05%
Mortgage Backed Securities	45	2.96%
Total Investment Securities Held-to-Maturity	$68,505	5.32%

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

Each loan or lease type involves risks specific to the: (1) borrower; (2) collateral; and (3) loan & lease structure. See “Results of Operations - Provision and Allowance for Credit Losses” for a more detailed discussion of risks by loan & lease type. The Company’s current underwriting policies and standards are designed to mitigate the risks involved in each loan & lease type. The Company’s policies require that loans & leases are approved only to those borrowers exhibiting a clear source of repayment and the ability to service existing and proposed debt. The Company’s underwriting procedures for all loan & lease types require careful consideration of the borrower, the borrower’s financial condition, the borrower’s management capability, the borrower’s industry, and the economic environment affecting the loan or lease.

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

Overall, the Company's loan & lease portfolio at December 31, 2013, increased $141.3 million or 11.3% from December 31, 2012. These increases have occurred despite what continues to be a difficult economic environment in the Central Valley combined with a very competitive pricing environment, and are a result of the Company’s intensified business development efforts directed toward credit-qualified borrowers. No assurances can be given that this growth in the loan & lease portfolio will continue until the economy in the Central Valley of California improves.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of December 31 of the years indicated.

	2013		2012		2011		2010		2009
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate	$411,037	29.5%	$353,109	28.3%	$307,670	26.4%	$318,341	27.0%	$290,473	23.9%
Agricultural Real Estate	328,264	23.6%	311,992	25.0%	280,139	24.0%	254,575	21.6%	260,000	21.4%
Real Estate Construction	41,092	3.0%	32,680	2.6%	29,607	2.5%	37,486	3.2%	71,647	5.9%
Residential 1st Mortgages	151,292	10.9%	140,257	11.2%	107,421	9.2%	103,574	8.8%	105,850	8.7%
Home Equity Lines and Loans	35,477	2.5%	42,042	3.4%	50,956	4.4%	58,971	5.0%	65,541	5.4%
Agricultural	256,414	18.4%	221,032	17.7%	217,227	18.6%	231,150	19.6%	217,989	17.9%
Commercial	150,398	10.8%	143,293	11.5%	165,089	14.2%	165,263	14.0%	191,949	15.8%
Consumer & Other	5,052	0.4%	5,058	0.3%	6,935	0.7%	8,712	0.8%	11,400	1.0%
Leases	12,733	0.9%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total Gross Loans & Leases	1,391,759	100.0%	1,249,463	100.0%	1,165,044	100.0%	1,178,072	100.0%	1,214,849	100.0%
Less: Unearned Income	3,523		2,561		1,966		2,070		2,131
Subtotal	1,388,236		1,246,902		1,163,078		1,176,002		1,212,718
Less: Allowance for Credit Losses	34,274		34,217		33,017		32,261		29,813
Loans & Leases, Net	$1,353,962		$1,212,685		$1,130,061		$1,143,741		$1,182,905

There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company on December 31, 2013.

		Over One
		Year to	Over
	One Year	Five	Five
(in thousands)	or Less	Years	Years	Total
Commercial Real Estate	$11,834	$112,242	$283,438	$407,514
Agricultural Real Estate	12,818	114,344	201,102	328,264
Real Estate Construction	18,216	19,422	3,454	41,092
Residential 1st Mortgages	182	1,478	149,632	151,292
Home Equity Lines and Loans	51	1,780	33,646	35,477
Agricultural	123,055	99,603	33,756	256,414
Commercial	57,443	57,929	35,026	150,398
Consumer & Other	1,498	3,046	508	5,052
Leases	-	1,656	11,077	12,733
Total	$225,097	$411,500	$751,639	$1,388,236
Rate Sensitivity:
Fixed Rate	$175,252	$279,923	$398,456	$853,631
Variable Rate	49,846	131,577	353,182	534,605
Total	$225,098	$411,500	$751,638	$1,388,236
Percent	16.22%	29.64%	54.14%	100.00%

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan & lease review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of December 31, 2013, classified loans & leases totaled $5.8 million compared to $21.5 million at December 31, 2012. This decline was primarily a result of $5.1 million of CRE loans being upgraded to special mention or pass and another $11.0 million of Agricultural or Agricultural Real Estate loans paying off during 2013.

Classified loans & leases with higher levels of credit risk can be further designated as “impaired” loans & leases. A loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. See “Results of Operations - Provision and Allowance for Credit Losses” for further details. Impaired loans & leases consist of: (1) non-accrual loans & leases; and/or (2) restructured loans & leases that are still performing (i.e., accruing interest).

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of December 31, 2013 and 2012, non-accrual loans & leases totaled $2.6 million and $9.3 million. The decrease in non-accrual loans & leases was primarily a result of workouts with problem credits related to the dairy industry.

Restructured Loans - A restructuring of a loan or lease constitutes a troubled debt restructuring (“TDR”) under ASC 310-40, if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR loans, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

As of December 31, 2013, restructured loans totaled $6.8 million with $4.6 million performing. At December 31, 2012, restructured loans totaled $2.6 million with $2.3 million performing.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

The following table sets forth the amount of the Company's non-performing loans & leases and ORE as of December 31 of the years indicated.

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Non-Accrual Loans & Leases
Commercial Real Estate	$-	$-	$1,354	$2,348	$1,294
Agricultural Real Estate	-	5,423	954	1,797	2,589
Real Estate Construction	-	-	-	-	1,225
Residential 1st Mortgages	324	445	284	954	-
Home Equity Lines and Loans	406	213	194	-	325
Agricultural	35	3,198	1,202	-	1,080
Commercial	1,815	-	217	207	2,696
Consumer & Other	16	19	23	2	-
Total Non-Accrual Loans & leases	2,596	9,298	4,228	5,308	9,209
Accruing Loans & Leases Past Due 90 Days or More
Commercial Real Estate	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer & Other	-	-	-	-	-
Total Accruing Loans & Leases Past Due 90 Days or More	-	-	-	-	-
Total Non-Performing Loans & Leases	$2,596	$9,298	$4,228	$5,308	$9,209
Other Real Estate Owned	$4,611	$2,553	$2,924	$8,039	$8,418
Total Non-Performing Assets	$7,207	$11,851	$7,152	$13,347	$17,627
Restructured Loans & Leases (Performing)	$4,649	$2,300	$4,710	$27,652	$556
Non-Performing Loans & leases as a Percent of Total Loans & Leases	0.19%	0.74%	0.36%	0.45%	0.76%

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. See Note 5 located in “Item 8. Financial Statements and Supplementary Data” for an allocation of the allowance classified to impaired loans & Leases.

The Company reported $4.6 million of ORE at December 31, 2013, and $2.6 million at December 31, 2012. The increase in ORE during 2013 was a result of the Company acquiring two new agricultural real estate properties through foreclosure proceedings.  The December 31, 2013, carrying value of $4.6 million is net of a $3.7 million reserve for ORE valuation adjustments. ORE at December 31, 2013 includes a mix of agricultural real estate, raw land and residential finished lots.

Except for those classified and non-performing loans discussed above, the Company’s management is not aware of any loans as of December 31, 2013, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms or lease payments, or any known events that would result in the loan or lease being designated as non-performing at some future date. However, the Central Valley was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy appears to have stabilized throughout most of the Central Valley, housing prices for the most part have not recovered significantly and unemployment levels remain well above those in other areas of the state and country. See “Part I, Item 1A. Risk Factors.”

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The following table sets forth, by time remaining to maturity, the Company’s time deposits in amounts of $100,000 or more at December 31, 2013.

(in thousands)
Time Deposits of $100,000 or More
Three Months or Less	$149,923
Over Three Months Through Six Months	77,596
Over Six Months Through Twelve Months	52,472
Over Twelve Months	33,669
Total Time Deposits of $100,000 or More	$313,660

Refer to the Year-To-Date Average Balances and Rate Schedules located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

At December 31, 2013, deposits totaled $1.8 billion. This represents an increase of 5.0% or $85.7 million from December 31, 2012. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; and (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 5.0% since December 31, 2012, the Company’s focus has been on increasing low cost transaction and savings accounts, which have grown at a much faster pace:

•	Demand and interest-bearing transaction accounts increased $66.4 million or 9.2% since December 31, 2012.

•	Savings and money market accounts have increased $48.0 million or 8.9% since December 31, 2012.

•	Time deposit accounts have decreased $28.7 million or 6.3% since December 31, 2012. This decline was the continuing result of an explicit pricing strategy adopted by the Company beginning in 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term government agency & government-sponsored entity securities or overnight Fed Funds. Beginning in April 2009, management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction, money market, and/or savings balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s strong deposit growth in transaction, savings and money market accounts, this time deposit decline has not presented any liquidity issues and it has significantly enhanced the Company’s net interest margin and earnings.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Bank’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at December 31, 2013 or 2012. There were no Federal Funds purchased or advances from the FRB at December 31, 2013 or 2012.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings.

In 2008, the Bank entered into medium term repurchase agreements with Citigroup totaling $60 million. In 2012, the repurchase agreements with Citigroup were terminated resulting in an early termination fee totaling $1.7 million. The Bank had determined that it was appropriate to replace these relatively “high-cost” borrowings with short-term FHLB advances at substantially lower rates.

At December 31, 2013 and December 31, 2012, the Company had no securities sold under agreement to repurchase.

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities. See Note 13 located in “Item 8. Financial Statements and Supplementary Data.” Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our trust preferred securities will continue to qualify as regulatory capital (See “Basel III Regulatory Capital Rules” for a discussion of the potential impact of proposed regulatory guidelines on this qualification). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly (the next reset is March 16, 2014) and the rate was 3.09% as of December 31, 2013. The average rate paid for these securities was 3.2% in 2013 and 3.4% in 2012. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $209.9 million at December 31, 2013, and $205.0 million at the end of 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject. In addition, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. For further information on the Company’s and the Bank’s risk-based capital ratios, see Note 14 located in “Item 8. Financial Statements and Supplementary Data.”

As previously discussed (see “Subordinated Debentures”), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of trust preferred securities. See Note 13 located in “Item 8. Financial Statements and Supplementary Data.” On March 1, 2005, the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of trust preferred securities (“TPS”) by bank holding companies (“BHCs”). Under the final rule BHCs are able to include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill. Any portion of trust-preferred securities not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations. The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company’s trust preferred securities currently qualify as Tier 1 capital.

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

In 2013, the Company did not repurchase any shares under the Stock Repurchase Program. During 2012, the Company repurchased 1,542 shares under the Stock Repurchase Program at an average per share price of $373. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Program is approximately $20 million.

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

The final rules include new minimum risk-based capital and leverage ratios, which would be phased in over time. The new minimum capital level requirements applicable to the Company and the Bank under the final rules will be: (i) a common equity Tier 1 capital ratio of 4.5% of risk weighted assets (“RWA”); (ii) a Tier 1 capital ratio of 6% of RWA; (iii) a total capital ratio of 8% of RWA; and (iv) a Tier 1 leverage ratio of 4% of total assets. The final rules also establish a "capital conservation buffer" of 2.5% above each of the new regulatory minimum capital ratios, which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0% of RWA; (ii) a Tier 1 capital ratio of 8.5% of RWA, and (iii) a total capital ratio of 10.5% of RWA. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.

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

Allowance for Credit Losses - As a financial institution, which assumes lending and credit risks as a principal element in its business, the Company anticipates that credit losses will be experienced in the normal course of business. Accordingly, the allowance for credit losses is maintained at a level considered adequate by management to provide for losses that are inherent in the portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management employs a systematic methodology for determining the allowance for credit losses. On a quarterly basis, management reviews the credit quality of the loan & lease  portfolio and considers problem loans & leases, delinquencies, internal credit reviews, current economic conditions, loan & lease loss experience, and other factors in determining the adequacy of the allowance balance.

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

(in thousands)	December 31, 2013	December 31, 2012
Commitments to Extend Credit	$445,294	$334,772
Letters of Credit	7,393	5,281
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	-	1,796

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $142,000 at December 31, 2013 and December 31, 2012. We do not anticipate any material losses as a result of these transactions.

Aggregate Contractual Obligations and Commitments
The following table presents, as of December 31, 2013, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. For further information on the nature of each obligation type, see applicable note disclosures located in “Item 8. Financial Statements and Supplementary Data.”

(in thousands)	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Obligations	$1,221	$341	$531	$164	$185
Long-Term Subordinated Debentures	10,310	-	-	-	10,310
Deferred Compensation (1)	33,872	383	660	294	32,535
Total	$45,403	$724	$1,191	$458	$43,030

(1) These amounts represent obligations to participants under the Company's various non-qualified deferred compensation plans. See Note 16 located in “Item 8. Financial Statements and Supplementary Data.”

Quarterly Unaudited Financial Data

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in 2013 and 2012. This information is derived from unaudited consolidated financial statements that include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

2013	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$18,255	$18,945	$19,615	$19,716	$76,531
Total Interest Expense	764	719	721	687	2,891
Net Interest Income	17,491	18,226	18,894	19,029	73,640
Provision for Credit Losses	-	250	-	175	425
Net Interest Income After Provision for Credit Losses	17,491	17,976	18,894	18,854	73,215
Total Non-Interest Income	5,497	2,964	3,448	4,028	15,937
Total Non-Interest Expense	12,959	12,102	12,185	13,624	50,870
Income Before Income Taxes	10,029	8,838	10,157	9,258	38,282
Provision for Income Taxes	3,778	3,273	3,805	3,365	14,221
Net Income	$6,251	$5,565	$6,352	$5,893	$24,061
Earnings Per Share	$8.04	$7.15	$8.17	$7.57	$30.93

2012	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$19,966	$19,813	$19,499	$19,213	$78,491
Total Interest Expense	1,688	1,555	1,033	864	5,140
Net Interest Income	18,278	18,258	18,466	18,349	73,351
Provision for Credit Losses	220	280	600	750	1,850
Net Interest Income After Provision for Credit Losses	18,058	17,978	17,866	17,599	71,501
Total Non-Interest Income	3,923	2,811	4,053	3,323	14,110
Total Non-Interest Expense	12,122	12,671	11,760	11,724	48,277
Income Before Income Taxes	9,859	8,118	10,159	9,198	37,334
Provision for Income Taxes	3,669	2,956	3,827	3,533	13,985
Net Income	$6,190	$5,162	$6,332	$5,665	$23,349
Earnings Per Share	$7.94	$6.63	$8.13	$7.29	$29.99

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

In order to control credit risk in the loan & lease portfolio the Company has established credit management policies and procedures that govern both the approval of new loans & leases and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans & leases to one borrower, and by restricting loans & leases made primarily to its principal market area where management believes it is best able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. However, as a financial institution that assumes lending and credit risks as a principal element of its business, credit losses will be experienced in the normal course of business. The allowance for credit losses is maintained at a level considered by management to be adequate to provide for risks inherent in the loan & lease portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.

The Company’s methodology for assessing the appropriateness of the allowance is applied on a regular basis and considers all loans & leases. The systematic methodology consists of three  parts.

Part 1- includes a detailed analysis of the loan & lease portfolio in two phases. The first phase is conducted in accordance with the “Receivables” topic of the FASB ASC. Individual loans & leases are reviewed to identify them for impairment. A loan or lease is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan or lease. Impairment is measured as either the expected future cash flows discounted at each loan or lease’s effective interest rate, the fair value of the loan or lease’s collateral if the loan or lease is collateral dependent, or an observable market price of the loan or lease, if one exists. Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

Central to the first phase of the analysis of the loan & lease portfolio is the risk rating system. The originating credit officer assigns borrowers an initial risk rating, which is based primarily on a thorough analysis of each borrower’s financial position in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior credit administration personnel. Credits are monitored by credit administration personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary. Risk ratings are reviewed by both the Company’s independent third-party credit examiners and bank examiners from the DBO and FDIC.

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

The second phase is conducted by segmenting the loan & lease portfolio by risk rating and into groups of loans & lease with similar characteristics in accordance with the “Contingency” topic of the FASB ASC. In this second phase, groups of loans & leases with similar characteristics are reviewed and the appropriate allowance factor is applied based on the historical average charge-off rate for each particular group of loans or leases.

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

Part 3 - An unallocated allowance often occurs due to the imprecision in estimating and allocating allowance balances associated with macro factors such as: (1) the continuing sluggish economic conditions in the Central Valley (see Item 1A. Risk Factors – Risks Associated With Our Business - Continuing Difficult Economic Conditions In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses); and (2) the long term impact of drought conditions currently being experienced in California (see Item 1A. Risk Factors – Risks Associated With Our Business -  Our Financial Results Can Be Impacted By The Cyclicality and Seasonality Of Our Agricultural Business And The Risks Related Thereto).

Management reviews all of these conditions in discussion with the Company’s senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable impaired credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable impaired credit or portfolio segment as of the evaluation date, management’s evaluation of the inherent loss related to such condition is reflected in the second element of the allowance or in the unallocated allowance.

Management believes that based upon the preceding methodology, and using information currently available, the allowance for credit losses at December 31, 2013 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

Interest Rate Risk
The mismatch between maturities of interest sensitive assets and liabilities results in uncertainty in the Company’s earnings and economic value and is referred to as interest rate risk. The Company does not attempt to predict interest rates and positions the balance sheet in a manner, which seeks to minimize, to the extent possible, the effects of changing interest rates.

The Company measures interest rate risk in terms of potential impact on both its economic value and earnings. The methods for governing the amount of interest rate risk include: (1) analysis of asset and liability mismatches (Gap analysis); (2) the utilization of a simulation model; and (3) limits on maturities of investment, loan & leases, and deposit products, which reduces the market volatility of those instruments.

The Gap analysis measures, at specific time intervals, the divergence between earning assets and interest-bearing liabilities for which repricing opportunities will occur. A positive difference, or Gap, indicates that earning assets will reprice faster than interest-bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates and a lower net interest margin during periods of declining interest rates. Conversely, a negative Gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans & leases. In addition, the magnitude of changes in the rates charged on loans & leases is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest-bearing liabilities.

The Company also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company’s net interest income is measured over a rolling one-year horizon.

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At December 31, 2013, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.83% if rates increase by 200 basis points and a decrease in net interest income of 0.31% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $71.0 million and repurchase lines of $100.0 million with major banks. In addition, as of December 31, 2013 the Company has available borrowing capacity of $347.1 million at the Federal Home Loan Bank and $369.7 million at the Federal Reserve Bank.

At December 31, 2013, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities of approximately $206 million, which represents 9.94% of total assets.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria described in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Moss Adams LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, was engaged to express an opinion as to the fairness of presentation of such financial statements. Moss Adams LLP was also engaged to audit the effectiveness of the Company’s internal control over financial reporting. The report of Moss Adams LLP follows this report.

/s/ Kent A. Steinwert	/s/ Stephen W. Haley

Kent A. Steinwert	Stephen W. Haley
Chairman, President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Farmers & Merchants Bancorp

We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp and subsidiaries (the Company) as of December 31, 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for   the year then ended. We have also audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report   On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp and subsidiaries as of December 31, 2013 and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion Farmers & Merchants Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Stockton, California
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
Farmers & Merchants Bancorp
Lodi, California

We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp and subsidiaries (the "Company") as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

San Francisco, California
March 13, 2013

Farmers & Merchants Bancorp
Consolidated Balance Sheets
(in thousands except share and per share data)
	December 31,
Assets	2013	2012
Cash and Cash Equivalents:
Cash and Due from Banks	$40,966	$47,366
Interest Bearing Deposits with Banks	42,711	82,060
Total Cash and Cash Equivalents	83,677	129,426

Investment Securities:
Available-for-Sale	404,639	417,991
Held-to-Maturity	68,505	68,392
Total Investment Securities	473,144	486,383

Loans & Leases:	1,388,236	1,246,902
Less: Allowance for Credit Losses	34,274	34,217
Loans& Leases, Net	1,353,962	1,212,685

Premises and Equipment, Net	22,887	22,901
Bank Owned Life Insurance	52,109	50,253
Interest Receivable and Other Assets	90,294	73,038
Total Assets	$2,076,073	$1,974,686

Liabilities
Deposits:
Demand	$495,963	$462,251
Interest-Bearing Transaction	291,795	259,141
Savings and Money Market	589,511	541,526
Time	430,422	459,108
Total Deposits	1,807,691	1,722,026

Subordinated Debentures	10,310	10,310
Interest Payable and Other Liabilities	48,168	37,317
Total Liabilities	1,866,169	1,769,653

Commitments & Contingencies (See Note 19)
Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized,777,882 Shares Issued and Outstanding at Both December 31, 2013 and 2012.	8	8
Additional Paid-In Capital	75,014	75,014
Retained Earnings	137,350	123,012
Accumulated Other Comprehensive (Loss) Income	(2,468)	6,999
Total Shareholders' Equity	209,904	205,033
Total Liabilities and Shareholders' Equity	$2,076,073	$1,974,686

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Income
(in thousands except per share data)

	Year Ended December 31,
	2013	2012	2011
Interest Income
Interest and Fees on Loans & Leases	$64,921	$65,798	$70,180
Interest on Deposits with Banks	79	110	117
Interest on Investment Securities:
Taxable	8,971	9,940	9,490
Exempt from Federal Tax	2,560	2,643	2,567
Total Interest Income	76,531	78,491	82,354

Interest Expense
Deposits	2,548	3,739	5,463
Borrowed Funds	16	1,054	2,181
Subordinated Debentures	327	347	330
Total Interest Expense	2,891	5,140	7,974

Net Interest Income	73,640	73,351	74,380
Provision for Credit Losses	425	1,850	6,775
Net Interest Income After Provision for Credit Losses	73,215	71,501	67,605

Non-Interest Income
Service Charges on Deposit Accounts	4,350	4,891	5,395
Net (Loss) Gain on Investment Securities	(229)	158	95
Increase in Cash Surrender Value of Life Insurance	1,856	1,836	1,834
Debit Card and ATM Fees	3,069	2,938	2,760
Net Gain on Deferred Compensation Investments	3,366	1,687	199
Other	3,525	2,600	1,991
Total Non-Interest Income	15,937	14,110	12,274

Non-Interest Expense
Salaries and Employee Benefits	33,658	31,635	29,670
Net Gain on Deferred Compensation Investments	3,366	1,687	199
Occupancy	2,513	2,565	2,579
Equipment	2,783	3,128	2,844
ORE Holding Costs	91	122	1,785
FDIC Insurance	981	968	1,461
Legal Fees	569	1,039	876
Termination Fee Related to Repurchase Agreement	-	1,657	-
Other	6,909	5,476	5,614
Total Non-Interest Expense	50,870	48,277	45,028

Income Before Income Taxes	38,282	37,334	34,851
Provision for Income Taxes	14,221	13,985	12,642
Net Income	$24,061	$23,349	$22,209
Basic Earnings Per Common Share	$30.93	$29.99	$28.49

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net Income	$24,061	$23,349	$22,209

Other Comprehensive Income (Loss)
(Decrease) Increase in Net Unrealized (Loss) Gain on Available-for-Sale Securities	(16,564)	4,182	5,364
Reclassification Adjustment for Realized Loss (Gain) on Available-for-Sale Securities Included in Net Income	229	(158)	(95)
Deferred Tax Benefit (Expense)	6,868	(1,692)	(2,215)
Change in Net Unrealized (Loss) Gain on Available-for-Sale Securities, Net of Tax	(9,467)	2,332	3,054

Total Other Comprehensive (Loss) Income	(9,467)	2,332	3,054

Comprehensive Income	$14,594	$25,681	$25,263

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders' Equity
(in thousands except share and per share data)

					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	(Loss)	Equity
Balance, January 1, 2011	779,424	$8	$75,590	$96,030	$1,613	$173,241
Net Income				22,209		22,209
Cash Dividends Declared on Common Stock ($11.75 per share)				(9,158)		(9,158)
Change in Net Unrealized Gain on Securities Available-for-Sale					3,054	3,054
Balance, December 31, 2011	779,424	$8	$75,590	$109,081	$4,667	$189,346
Net Income				23,349		23,349
Cash Dividends Declared on Common Stock ($12.10 per share)				(9,418)		(9,418)
Repurchase of Common Stock	(1,542)		(576)			(576)
Change in Net Unrealized Gain on Securities Available-for-Sale					2,332	2,332
Balance, December 31, 2012	777,882	$8	$75,014	$123,012	$6,999	$205,033
Net Income				24,061		24,061
Cash Dividends Declared on Common Stock ($12.50 per share)				(9,723)		(9,723)
Change in Net Unrealized (Loss) on Securities Available-for-Sale					(9,467)	(9,467)
Balance, December 31, 2013	777,882	$8	$75,014	$137,350	$(2,468)	$209,904

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net Income	$24,061	$23,349	$22,209
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	425	1,850	6,775
Depreciation and Amortization	1,506	1,704	1,801
Provision for Deferred Income Taxes	(8,501)	(2,548)	(1,260)
Net Amortization of Investment Security Premium & Discounts	3,068	3,944	1,230
Net Loss (Gain) on Investment Securities	229	(158)	(95)
Net Gain on Sale of Property & Equipment	(721)	-	(5)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(3,719)	(434)	(2,750)
Net Increase in Interest Payable and Other Liabilities	10,851	4,016	2,455
Net Cash Provided by Operating Activities	27,199	31,723	30,360
Investing Activities
Purchase of Investment Securities Available-for-Sale	(221,745)	(143,295)	(296,852)
Proceeds from Sold, Matured, or Called Securities Available-for-Sale	208,962	205,374	249,930
Purchase of Investment Securities Held-to-Maturity	(2,077)	(10,739)	(1,580)
Proceeds from Matured, or Called Securities Held-to-Maturity	8,443	5,419	3,402
Purchase of Life Insurance Contracts	-	(1,000)	-
Net Loans & Leases Paid, Originated or Acquired	(142,225)	(84,872)	6,778
Principal Collected on Loans & Leases Previously Charged Off	523	398	127
Additions to Premises and Equipment	(1,614)	(547)	(1,660)
Proceeds from Sale of Property & Equipment	843	-	20
Net Cash Used by Investing Activities	(148,890)	(29,262)	(39,835)
Financing Activities
Net Increase in Deposits	85,665	95,829	59,694
Net Change in Other Borrowings	-	(530)	(61)
Net Decrease in Securities Sold Under Agreement to Repurchase	-	(60,000)	-
Stock Repurchases	-	(576)	-
Cash Dividends	(9,723)	(9,418)	(9,158)
Net Cash Provided by Financing Activities	75,942	25,305	50,475
(Decrease) Increase in Cash and Cash Equivalents	(45,749)	27,766	41,000
Cash and Cash Equivalents at Beginning of Year	129,426	101,660	60,660
Cash and Cash Equivalents at End of Year	$83,677	$129,426	$101,660
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$4,403	$58	$1,092
Cash Payments Made for Income Taxes	$17,285	$17,472	$12,070
Interest Paid	$3,037	$5,553	$8,474

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

Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company has defined cash and cash equivalents as those amounts included in the balance sheet captions Cash and Due from Banks, Interest-bearing Deposits with Banks, Federal Funds Sold and Securities Purchased Under Agreements to Resell. Generally, these transactions are for one-day periods. For these instruments, the carrying amount is a reasonable estimate of fair value.

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

Loans & Leases
Loans & leases are reported at the principal amount outstanding net of unearned discounts and deferred loan & lease fees and costs. Interest income on loans & leases is accrued daily on the outstanding balances using the simple interest method. Loan & lease origination fees are deferred and recognized over the contractual life of the loan or lease as an adjustment to the yield. Loans & leases are placed on non-accrual status when the collection of principal or interest is in doubt or when they become past due for 90 days or more unless they are both well-secured and in the process of collection. For this purpose a loan or lease is considered well secured if it is collateralized by property having a net realizable value in excess of the amount of the loan or lease or is guaranteed by a financially capable party. When a loan or lease is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and charged against current income; thereafter, interest income is recognized only as it is collected in cash. Additionally, cash would be applied to principal if all principal was not expected to be collected. Loans & leases placed on non-accrual status are returned to accrual status when the loans or leases are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan or lease.

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

A restructuring of a loan or lease constitutes a troubled debt restructuring (“TDR”) under ASC 310-40, if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR loans, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

Allowance for Credit Losses
The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company's loan & lease portfolio as of the balance-sheet date. The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan & lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans & leases and general reserves for inherent losses related to loans & leases that are not impaired.

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

An unallocated allowance often occurs due to the imprecision in estimating and allocating allowance balances associated with macro factors such as: (1) the continuing sluggish economic conditions in the Central Valley; and (2) the long term impact of drought conditions currently being experienced in California.

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

At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's and Bank's regulators, including the FRB, DBO and FDIC, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

Dividends and Basic Earnings Per Common Share
The Company’s common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares therefore there is no presentation of diluted earnings per common share. See Note 15 for additional information.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of or for the years ended December 31, 2013, 2012 and 2011.

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

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are currently any such matters that would have a material effect on the consolidated financial statements.

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:
 (in thousands)

	Amortized	Gross Unrealized		Fair/Book
December 31, 2013	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$28,287	$149	$-	$28,436
Mortgage Backed Securities (1)	329,469	3,026	7,566	324,929
Corporate Securities	49,247	280	147	49,380
Other	1,894	-	-	1,894
Total	$408,897	$3,455	$7,713	$404,639

	Amortized	Gross Unrealized		Fair/Book
December 31, 2012	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$26,546	$277	$-	$26,823
Obligations of States and Political Subdivisions	5,665	-	-	5,665
Mortgage Backed Securities (1)	341,212	11,570	10	352,772
Corporate Securities	22,318	252	12	22,558
Other	10,173	-	-	10,173
Total	$405,914	$12,099	$22	$417,991

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows: (in thousands)

	Book	Gross Unrealized		Fair
December 31, 2013	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$65,685	$812	$627	$65,870
Mortgage Backed Securities (1)	45	-	-	45
Other	2,775	-	-	2,775
Total	$68,505	$812	$627	$68,690

	Book	Gross Unrealized		Fair
December 31, 2012	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$65,694	$2,296	$3	$67,987
Mortgage Backed Securities (1)	484	12	-	496
Other	2,214	-	-	2,214
Total	$68,392	$2,308	$3	$70,697

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

(1) All Mortgage Backed Securities were issued by an agency or government sponsored entity of the U.S. government.

The amortized cost and estimated fair values of investment securities at December 31, 2013 by contractual maturity are shown in the following tables. (in thousands)

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair/Book	Book	Fair
December 31, 2013	Cost	Value	Value	Value
Within One Year	$20,191	$20,229	$2,449	$2,467
After One Year Through Five Years	55,970	56,132	18,866	19,286
After Five Years Through Ten Years	3,267	3,349	26,891	27,266
After Ten Years	-	-	20,254	19,626
	79,428	79,710	68,460	68,645
Investment Securities Not Due at a Single Maturity Date:
Mortgage Backed Securities	329,469	324,929	45	45
Total	$408,897	$404,639	$68,505	$68,690

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

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Loss	Value	Loss	Value	Loss

Securities Available-for-Sale
Mortgage Backed Securities	$195,736	$7,566	$-	$-	$195,736	$7,566
Corporate Securities	15,297	106	2,457	41	17,754	147
Total	$211,033	$7,672	$2,457	$41	$213,490	$7,713

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$9,518	$627	$-	$-	$9,518	$627
Total	$9,518	$627	$-	$-	$9,518	$627

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Loss	Value	Loss	Value	Loss

Securities Available-for-Sale
Mortgage Backed Securities	$4,542	$10	$-	$-	$4,542	$10
Corporate Securities	3,442	12	-	-	3,442	12
Total	$7,984	$22	$-	$-	$7,984	$22

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$528	$3	$-	$-	$528	$3
Total	$528	$3	$-	$-	$528	$3

As of December 31, 2013, the Company held 352 investment securities of which 72 were in an unrealized loss position for less than twelve months. Two securities were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – There were no unrealized losses on the Company's investments in securities of government agency and government sponsored entities at December 31, 2013 and December 31, 2012.

Mortgage Backed Securities - The unrealized losses on the Company's investment in mortgage-backed securities were $7.6 million at December 31, 2013 and $10,000 at December 31, 2012, respectively. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013 or 2012.

Obligations of States and Political Subdivisions - The continuing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers have increased the overall risk associated with bank-qualified municipal bonds. As of December 31, 2013, over ninety-three percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or the issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the seven percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligation of states and political subdivision were $627,000 at December 31, 2013 and $3,000 at December 31, 2012. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company did not intend to sell the securities and it is more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2013 and December 31, 2012.

Corporate Securities - The unrealized losses on the Company’s investment in corporate securities were $147,000 at December 31, 2013 and $12,000 at December 31, 2012. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013 or 2012.

Proceeds from sales and calls of securities available-for-sale were as follows:

(in thousands)	Gross	Gross	Gross
	Proceeds	Gains	Losses
2013	$81,390	$1,208	$1,437
2012	55,986	158	-
2011	201,135	95	-

As of December 31, 2013, securities carried at $334.8 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2012, was $296.9 million.

3. Federal Home Loan Bank of San Francisco Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock is reported in Other Assets and Interest Receivable on the Company’s Consolidated Balance Sheets and totaled $7.2 million at December 31, 2013 and $7.4 million at December 31, 2012.

4. Loans & Leases

Loans & leases as of December 31 consisted of the following:

(in thousands)	2013	2012
Commercial Real Estate	$411,037	$353,109
Agricultural Real Estate	328,264	311,992
Real Estate Construction	41,092	32,680
Residential 1st Mortgages	151,292	140,257
Home Equity Lines and Loans	35,477	42,042
Agricultural	256,414	221,032
Commercial	150,398	143,293
Consumer & Other	5,052	5,058
Leases	12,733	-
Total Gross Loans & Leases	1,391,759	1,249,463
Less: Unearned Income	3,523	2,561
Subtotal	1,388,236	1,246,902
Less: Allowance for Credit Losses	34,274	34,217
Loans & Leases, Net	$1,353,962	$1,212,685

At December 31, 2013, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $456.5 million and $496.5 million, respectively. The borrowing capacity on these loans was $346.4 million from FHLB and $369.4 million from the FRB.

5. Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses at December 31, 2013 and December 31, 2012 by portfolio segment and by impairment methodology (in thousands):

December 31, 2013	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2013	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$-	$854	$34,217
Charge-Offs	(6)	(575)	-	(16)	(91)	(23)	(60)	(120)	-	-	(891)
Recoveries	-	-	-	-	115	42	312	54	-	-	523
Provision	(1,280)	1,274	(332)	(95)	(492)	1,749	(2,518)	60	639	1,420	425
Ending Balance- December 31, 2013	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Ending Balance Individually Evaluated for Impairment	-	-	-	414	209	122	820	51	-	-	1,616
Ending Balance Collectively Evaluated for Impairment	5,178	3,576	654	694	2,558	12,083	4,877	125	639	2,274	32,658
Loans & Leases:
Ending Balance	$407,514	$328,264	$41,092	$151,292	$35,477	$256,414	$150,398	$5,052	$12,733	$-	$1,388,236
Ending Balance Individually Evaluated for Impairment	22,176	-	4,500	2,072	1,045	522	5,250	51	-	-	35,616
Ending Balance Collectively Evaluated for Impairment	385,338	328,264	36,592	149,220	34,432	255,892	145,148	5,001	12,733	-	1,352,620

December 31, 2012	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2012	$5,823	$2,583	$1,933	$1,251	$3,746	$8,127	$8,733	$207	$-	$614	$33,017
Charge-Offs	-	-	-	(152)	(259)	(294)	(198)	(145)	-	-	(1,048)
Recoveries	-	90	-	53	14	61	117	63	-	-	398
Provision	641	204	(947)	67	(266)	2,543	(689)	57	-	240	1,850
Ending Balance- December 31, 2012	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$-	$854	$34,217
Ending Balance Individually Evaluated for Impairment	1,272	-	259	55	182	996	151	61	-	-	2,976
Ending Balance Collectively Evaluated for Impairment	5,192	2,877	727	1,164	3,053	9,441	7,812	121	-	854	31,241
Loans:
Ending Balance	$350,548	$311,992	$32,680	$140,257	$42,042	$221,032	$143,293	$5,058	$-	$-	$1,246,902
Ending Balance Individually Evaluated for Impairment	22,835	5,423	4,603	1,849	1,199	3,937	309	61	-	-	40,216
Ending Balance Collectively Evaluated for Impairment	327,713	306,569	28,077	138,408	40,843	217,095	142,984	4,997	-	-	1,206,686

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $28.4 million and $28.6 million at December 31, 2013 and 2012, respectively, which are no longer disclosed or classified as TDR’s.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at December 31, 2013 and December 31, 2012 (in thousands):

		Special		Total
December 31, 2013	Pass	Mention	Substandard	Loans & Leases
Loans & Leases:
Commercial Real Estate	$398,488	$7,979	$1,047	$407,514
Agricultural Real Estate	325,926	2,338	-	328,264
Real Estate Construction	39,460	1,632	-	41,092
Residential 1st Mortgages	149,798	774	720	151,292
Home Equity Lines & Loans	34,821	-	656	35,477
Agricultural	255,443	889	82	256,414
Commercial	132,008	15,426	2,964	150,398
Consumer & Other	4,763	-	289	5,052
Leases	12,733	-	-	12,733
Total	$1,353,440	$29,038	$5,758	$1,388,236

December 31, 2012	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$326,037	$15,528	$8,983	$350,548
Agricultural Real Estate	299,642	6,605	5,745	311,992
Real Estate Construction	26,445	6,235	-	32,680
Residential 1st Mortgages	137,998	1,192	1,067	140,257
Home Equity Lines & Loans	40,866	-	1,176	42,042
Agricultural	216,164	1,168	3,700	221,032
Commercial	137,217	5,586	490	143,293
Consumer & Other	4,737	-	321	5,058
Total	$1,189,106	$36,314	$21,482	$1,246,902

See Note 1. Significant Accounting Policies – Allowance for Credit Losses for a description of the internal risk ratings used by the Company. There were no loans & leases outstanding at December 31, 2013 and 2012 rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at December 31, 2013 and December 31, 2012 (in thousands):

	30-89 Days	90 Days and		Total Past		Total
December 31, 2013	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans & Leases
Loans & Leases:
Commercial Real Estate	$773	$-	$-	$773	$406,741	$407,514
Agricultural Real Estate	607	-	-	607	327,657	328,264
Real Estate Construction	-	-	-	-	41,092	41,092
Residential 1st Mortgages	-	-	324	324	150,968	151,292
Home Equity Lines & Loans	52	-	406	458	35,019	35,477
Agricultural	-	-	35	35	256,379	256,414
Commercial	-	-	1,815	1,815	148,583	150,398
Consumer & Other	19	-	16	35	5,017	5,052
Leases	-	-	-	-	12,733	12,733
Total	$1,451	$-	$2,596	$4,047	$1,384,189	$1,388,236

	30-89 Days	90 Days and		Total Past		Total
December 31, 2012	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$150	$-	$-	$150	$350,398	$350,548
Agricultural Real Estate	-	-	5,423	5,423	306,569	311,992
Real Estate Construction	-	-	-	-	32,680	32,680
Residential 1st Mortgages	23	-	445	468	139,789	140,257
Home Equity Lines & Loans	70	-	213	283	41,759	42,042
Agricultural	-	-	3,198	3,198	217,834	221,032
Commercial	293	-	-	293	143,000	143,293
Consumer & Other	11	-	19	30	5,028	5,058
Total	$547	$-	$9,298	$9,845	$1,237,057	$1,246,902

Non-accrual loans & leases at December 31, 2013 and 2012 were $2.6 million and $9.3 million, respectively. Interest income forgone on loans & leases placed on non-accrual status was $30,500, $209,000, and $385,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

The following tables show information related to impaired loans & leases at and for the year ended December 31, 2013 and December 31, 2012 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2013	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$102	$101	$-	$865	$8
Agricultural Real Estate	-	-	-	2,185	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	450	11
Home Equity Lines & Loans	-	-	-	228	5
Agricultural	35	43	-	586	-
Commercial	3,474	3,532	-	939	13
Consumer & Other	-	-	-	-	-
	$3,611	$3,676	$-	$5,253	$37
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$2	$-
Agricultural Real Estate	-	-	-	823	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	769	826	154	254	6
Home Equity Lines & Loans	689	821	138	332	3
Agricultural	488	488	122	1,002	31
Commercial	1,641	1,657	820	1,072	6
Consumer & Other	50	53	50	126	3
	$3,637	$3,845	$1,284	$3,611	$49
Total	$7,248	$7,521	$1,284	$8,864	$86

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2012	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$289	$289	$-	$506	$20
Agricultural Real Estate	5,437	5,454	-	2,611	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	658	761	-	458	3
Home Equity Lines & Loans	792	871	-	775	23
Agricultural	1,932	1,954	-	1,159	19
Commercial	106	106	-	144	6
Consumer & Other	-	-	-	-	-
	$9,214	$9,435	$-	$5,653	$71
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$-	$-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	54	-
Home Equity Lines & Loans	194	237	173	182	4
Agricultural	2,006	2,019	996	997	1
Commercial	144	144	144	159	4
Consumer & Other	61	63	61	31	-
	$2,405	$2,463	$1,374	$1,423	$9
Total	$11,619	$11,898	$1,374	$7,076	$80

Total recorded investment shown in the prior table will not equal the total ending balance of loans & leases individually evaluated for impairment on the allocation of allowance table. This is because the calculation of recorded investment takes into account charge-offs, net unamortized loan & lease fees & costs, unamortized premium or discount, and accrued interest. This table also excludes impaired loans that were previously modified in a troubled debt restructuring, are currently performing and are no longer disclosed or classified as TDR’s.

At December 31, 2013, the Company allocated $1.2 million of specific reserves to $6.8 million of troubled debt restructured loans, of which $4.6 million were performing. At December 31, 2012, the Company allocated $401,000 of specific reserves to $2.6 million of troubled debt restructured loans, of which $2.3 million were performing. The Company had no commitments at December 31, 2013 and December 31, 2012 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ending December 31, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods of 5 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 10 years.

The following table presents loans by class modified as troubled debt restructured loans for the period ended December 31, 2013 (in thousands):

	December 31, 2013
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	4	$306	$290
Home Equity Lines & Loans	4	414	387
Commercial	4	5,016	5,016
Total	12	$5,736	$5,693

The troubled debt restructurings described above did not increase the allowance for credit losses but did result in charge-offs of $43,000 for the twelve months ended December 31, 2013.

As of December 31, 2013, there was one commercial loan with an outstanding balance of $174,000 that was previously modified as a troubled debt restructuring within the previous 12 months that subsequently defaulted during the twelve months ended December 31, 2013. This defaulted loan did not increase the allowance for credit loss and did not result in any charge offs during the twelve-month period ending December 31, 2013. The Company considers a loan to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

6. Premises and Equipment

Premises and equipment as of December 31, consisted of the following:

(in thousands)	2013	2012
Land and Buildings	$33,354	$32,843
Furniture, Fixtures, and Equipment	16,770	17,024
Leasehold Improvements	2,060	2,054
Subtotal	52,184	51,921
Less: Accumulated Depreciation and Amortization	29,297	29,020
Total	$22,887	$22,901

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $1,506,000, $1,704,000, and $1,801,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Total rental expense for premises was $411,000, $391,000, and $386,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Rental income was $102,000, $148,000, and $130,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

7. Other Real Estate

The Bank reported $4.6 million, net of $3.7 million reserve, in other real estate at December 31, 2013, and $2.6 million, net of $4.1 million reserve, in 2012. Other real estate includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred. Other real estate is reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets.

8. Time Deposits

Time Deposits of $100,000 or more as of December 31 were as follows:

(in thousands)	2013	2012
Balance	$313,660	$328,014

At December 31, 2013, the scheduled maturities of time deposits were as follows:

(in thousands)	Scheduled Maturities
2014	$381,392
2015	25,665
2016	12,292
2017	9,010
2018	2,063
Total	$430,422

9. Income Taxes

Current and deferred income tax expense (benefit) provided for the years ended December 31 consisted of the following:

(in thousands)	2013	2012	2011
Current
Federal	$11,497	$12,252	$10,168
State	4,357	4,281	3,734
Total Current	15,854	16,533	13,902
Deferred
Federal	(998)	(2,041)	(685)
State	(635)	(507)	(575)
Total Deferred	(1,633)	(2,548)	(1,260)
Total Provision for Taxes	$14,221	$13,985	$12,642

The total provision for income taxes differs from the federal statutory rate as follows:

	2013		2012		2011
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax Provision at Federal Statutory Rate	$13,399	35.0%	$13,067	35.0%	$12,198	35.0%
Interest on Obligations of States and Political Subdivisions exempt from Federal Taxation	(894)	(2.3%)	(917)	(2.5%)	(884)	(2.5%)
State and Local Income Taxes, Net of Federal Income Tax Benefit	2,419	6.3%	2,453	6.6%	2,053	5.9%
Bank Owned Life Insurance	(702)	(1.8%)	(675)	(1.8%)	(663)	(1.9%)
Low-Income Housing Tax Credit	(129)	(0.3%)	-	-	-	-
Other, Net	128	0.3%	57	0.2%	(62)	(0.2%)
Total Provision for Taxes	$14,221	37.1%	$13,985	37.5%	$12,642	36.3%

The components of net deferred tax assets as of December 31 are as follows:

(in thousands)	2013	2012
Deferred Tax Assets
Allowance for Credit Losses	$14,470	$14,446
Accrued Liabilities	7,723	6,283
Deferred Compensation	8,859	7,015
State Franchise Tax	1,525	1,498
Capital Loss Carry Forward	-	210
Interest on Non-Accrual Loans	15	96
ORE Writedown and Holding Costs	1,713	1,852
Unrealized Loss on Securities Available-for-Sale	1,790	-
Low-Income Housing Investment	21	-
Total Deferred Tax Assets	$36,116	$31,400
Deferred Tax Liabilities
Premises and Equipment	(213)	(415)
Securities Accretion	(966)	(996)
Unrealized Gain on Securities Available-for-Sale	-	(5,078)
Leasing Activities	(1,501)	-
Other	(787)	(763)
Total Deferred Tax Liabilities	(3,467)	(7,252)
Net Deferred Tax Assets	$32,649	$24,148

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

10. Short Term Borrowings

As of December 31, 2013 and 2012, the Company had unused lines of credit available for short-term liquidity purposes of $887.8 million and $760.9 million, respectively. Federal Funds purchased and advances are generally issued on an overnight basis. There were no advances from the FHLB at December 31, 2013 or 2012. There were no Federal Funds purchased or advances from the FRB at December 31, 2013 or 2012.

11.  Securities Sold Under Agreement to Repurchase

Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings.

In 2008, the Bank entered into medium term repurchase agreements with Citigroup totaling $60 million. In 2012, the repurchase agreements with Citigroup were terminated resulting in an early termination fee totaling $1.7 million. The Bank had determined that it was appropriate to replace these relatively “high-cost” borrowings with short-term FHLB advances at substantially lower rates.

At December 31, 2013 and December 31, 2012, the Company had no securities sold under agreement to repurchase.

12. Federal Home Loan Bank Advances

The Company had no short-term or long-term advances from the Federal Home Loan Bank of San Francisco at December 31, 2013 or at December 31, 2012. At December 31, 2011, the Company had a $530,000, 5.60% amortizing note, interest and principal payable monthly with final maturity of September 25, 2018. On December 31, 2012 the Company paid off the long-term advance from the FHLB resulting in a prepayment fee of $70,000. The Company determined that the time was appropriate to eliminate this relatively “high cost” advance given the Company’s liquidity position.

In accordance with the Collateral Pledge and Security Agreement, advances are secured by all FHLB stock held by the Company and by government agency & government-sponsored entity securities and mortgage-backed securities with borrowing capacity of $1.0 million. At December 31, 2013, $456.5 million in loans were approved for pledging as collateral on borrowing lines with the FHLB. The borrowing capacity on these loans was $346.4 million.

13.  Long-term Subordinated Debentures

In December 2003, the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I (“Statutory Trust I”), which issued $10,000,000 of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”). The Company is not considered the primary beneficiary of the trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. These debentures qualify as Tier 1 capital under current regulatory guidelines. All of the common securities of Statutory Trust I are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by FMCB Statutory Trust to purchase $10,310,000 of junior subordinated debentures of the Company, which carry a floating rate based on three-month LIBOR plus 2.85%. The debentures represent the sole asset of Statutory Trust I. The Trust Preferred Securities accrue and pay distributions at a floating rate of three-month LIBOR plus 2.85% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment to the extent that Statutory Trust I has funds available therefore of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust I; and (iii) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of Statutory Trust I. The Trust Preferred Securities are mandatorily redeemable upon maturity of the subordinated debentures on December 17, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the subordinated debentures purchased by Statutory Trust I, in whole or in part, on or after December 17, 2008. As specified in the indenture, if the subordinated debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

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

Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. Under regulations controlling California state chartered banks, the Bank is, to some extent, limited in the amount of dividends that can be paid to the Company without prior approval of the California DBO. These regulations require approval if total dividends declared by a state chartered bank in any calendar year exceed the bank's net profits for that year combined with its retained net profits for the preceding two calendar years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the following table of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

					Well Capitalized
			Regulatory Capital		Under Prompt
(in thousands)	Actual		Requirements		Corrective Action
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total Bank Capital to Risk Weighted Assets	$244,087	13.98%	$139,674	8.0%	$174,593		10.0%
Total Consolidated Capital to Risk Weighted Assets	$244,354	13.99%	$139,689	8.0%	N/	A	N/	A
Tier 1 Bank Capital to Risk Weighted Assets	$222,108	12.72%	$69,837	4.0%	$104,756		6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$222,372	12.74%	$69,845	4.0%	N/	A	N/	A
Tier 1 Bank Capital to Average Assets	$222,108	11.02%	$80,633	4.0%	$100,791		5.0%
Tier 1 Consolidated Capital to Average Assets	$222,372	11.01%	$80,755	4.0%	N/	A	N/	A

					Well Capitalized
			Regulatory Capital		Under Prompt
(in thousands)	Actual		Requirements		Corrective Action
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total Bank Capital to Risk Weighted Assets	$226,931	14.94%	$121,506	8.0%	$151,883		10.0%
Total Consolidated Capital to Risk Weighted Assets	$227,214	14.96%	$121,536	8.0%	N/	A	N/	A
Tier 1 Bank Capital to Risk Weighted Assets	$207,756	13.68%	$60,753	4.0%	$91,130		6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$208,034	13.69%	$60,768	4.0%	N/	A	N/	A
Tier 1 Bank Capital to Average Assets	$207,756	10.86%	$76,493	4.0%	$95,616		5.0%
Tier 1 Consolidated Capital to Average Assets	$208,034	10.86%	$76,605	4.0%	N/	A	N/	A

15. Dividends and Basic Earnings Per Common Share

Total cash dividends during 2013 were $9,723,000 or $12.50 per share of common stock, an increase of 3.3% per share from $9,418,000 or $12.10 per share in 2012. In 2011, cash dividends totaled $9,158,000 or $11.75 per share.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per common share for the periods indicated.

(net income in thousands)	2013	2012	2011
Net Income	$24,061	$23,349	$22,209
Average Number of Common Shares Outstanding	777,882	778,648	779,424
Basic Earnings Per Common Share	$30.93	$29.99	$28.49

16. Employee Benefit Plans

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $825,000, $800,000, and $775,000 for the years ended December 31, 2013, 2012, and 2011, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $952,000, $941,000, and $868,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

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

The Company expensed $2.7 million to the Executive Retirement Plan during the year ended December 31, 2013, $2.6 million during the year ended December 31, 2012 and $2.3 million during the year ended December 31, 2011. The Company’s total accrued liability under the Executive Retirement Plan was $24.1 million as of December 31, 2013 and $19.3 million as of December 31, 2012.

The Company has purchased single premium life insurance policies on the lives of certain key employees of the Company. These policies provide: (1) financial protection to the Company in the event of the death of a key employee; and (2) since the interest earned on the cash surrender value of the policies is tax exempt as long as the policies are used to finance employee benefits, significant income to the Company to offset the expense associated with the Executive Retirement Plan and other employee benefit plans. As compensation to each employee for agreeing to allow the Company to purchase an insurance policy on his or her life, split dollar agreements have been entered into with those employees. These agreements provide for a division of the life insurance death proceeds between the Company and each employee’s designated beneficiary or beneficiaries.

The Company earned tax-exempt interest on the life insurance policies of $1.9 million for the year ended December 31, 2013, and $1.8 million for the years ended December 31, 2012, and 2011. As of December 31, 2013 and 2012, the total cash surrender value of the insurance policies was $52.1 million and $50.3 million, respectively.

Senior Management Retention Plan
The Company, through the Bank, sponsors a Senior Management Retention Plan (SMRP) for certain senior level employees. The SMRP is a non-qualified defined contribution plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. All contributions are discretionary and subject to the Board of Directors approval and vests 50% during the first and second year of participation. Contributions are invested primarily in stock of the Company. The Company expensed $536,000 to the SMRP during the year ended December 31, 2013 and $206,000 during the year ended December 31, 2012, the first year the plan was in place.

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

The Company does not record all loans & leases at fair value on a recurring basis. However, from time to time, a loan or lease is considered impaired and an allowance for credit losses is established. Once a loan or lease is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans or leases is estimated using one of several methods, including collateral value when the loan is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Impaired loans & leases not requiring an allowance represent loans & leases for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans & leases. Impaired loans & leases where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including sales comparison, cost and the income approach. Adjustments are often made in the appraisal process by the appraisers to take in to account differences between the comparable sales and income and other available data. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for Level 3 nonrecurring impaired loans is primarily the sales comparison approach less selling costs of 10%.

Other Real Estate (“ORE”) is reported at fair value on a non-recurring basis. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including sales comparison, cost and the income approach. Adjustments are often made in the appraisal process by the appraisers to take in to account differences between the comparable sales and income and other available data. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for Level 3 nonrecurring OREO is primarily the sales comparison approach less selling costs of 10%.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements
		At December 31, 2013, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$28,436	$23,394	$5,042	$-
Mortgage Backed Securities	324,929	-	324,929	-
Corporate Securities	49,380	8,191	41,189	-
Other	1,894	1,584	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$404,639	$33,169	$371,470	$-

		Fair Value Measurements
		At December 31, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$26,823	$21,731	$5,092	$-
Obligations of States and Political Subdivisions	5,665	-	-	5,665
Mortgage Backed Securities	352,772	-	352,772	-
Corporate Securities	22,558	4,020	18,538	-
Other	10,173	9,863	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$417,991	$35,614	$376,712	$5,665

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the year ended December 31, 2013, $5.6 million were transferred out of level 3 available-for-sale investment securities into held-to-maturity investment securities. During the year ended December 31, 2012, there were no transfers out of level 2 to level 3. The following table presents information about the activity of level 3 assets.

(in thousands)	2013	2012
Balance at Beginning of Period	$5,665	$5,782
Total Realized and Unrealized Gains/(Losses) Included in Income	-	-
Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	-	-
Purchase of Securities	-	-
Sales, Maturities, and Calls of Securities	(84)	(117)
Net Transfers out of Available for Sale Securities	(5,581)	-
Balance at End of Period	$-	$5,665

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

The following tables present information about the Company’s other real estate and impaired loans & leases, classes of assets or liabilities that the Company carries at fair value on a non-recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated. Not all impaired loans & leases are carried at fair value. Impaired loans & leases are only included in the following tables when their fair value is based upon an appraisal of the collateral, and if that appraisal results in a partial charge-off or the establishment of a specific reserve.

		Fair Value Measurements
		At December 31, 2013, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Residential 1st Mortgage	$614	$-	$-	$614
Home Equity Lines and Loans	551	-	-	551
Agricultural	366	-	-	366
Commercial	820	-	-	820
Total Impaired Loans	2,351	-	-	2,351
Other Real Estate
Real Estate Construction	2,399	-	-	2,399
Agricultural Real Estate	2,212	-	-	2,212
Total Other Real Estate	4,611	-	-	4,611
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,962	$-	$-	$6,962

		Fair Value Measurements
		At December 31, 2012, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Residential 1st Mortgage	$235	$-	$-	$235
Home Equity Lines and Loans	462	-	-	462
Agricultural	1,010	-	-	1,010
Total Impaired Loans	1,707	-	-	1,707
Other Real Estate
Real Estate Construction	2,553	-	-	2,553
Total Other Real Estate	2,553	-	-	2,553
Total Assets Measured at Fair Value On a Non-Recurring Basis	$4,260	$-	$-	$4,260

The Company’s property appraisals are primarily based on the sales comparison approach and the income approach methodologies, which consider recent sales of comparable properties, including their income generating characteristics, and then make adjustments to reflect the general assumptions that a market participant would make when analyzing the property for purchase. These adjustments may increase or decrease an appraised value and can vary significantly depending on the location, physical characteristics and income producing potential of each property. Additionally, the quality and volume of market information available at the time of the appraisal can vary from period to period and cause significant changes to the nature and magnitude of comparable sale adjustments. Given these variations, comparable sale adjustments are generally not a reliable indicator for how fair value will increase or decrease from period to period. Under certain circumstances, management discounts are applied based on specific characteristics of an individual property.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2013:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Residential 1st Mortgage	$614	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% -35%, 22%
Home Equity Lines and Loans	$551	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	2% - 34%, 11%
Agricultural	$366	Income Approach	Capitalization Rate	14% - 14%, 14%
Commercial	$820	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	15% - 15%, 15%

Other Real Estate
Real Estate Construction	$2,399	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%
Agricultural Real Estate	$2,212	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
December 31, 2013 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$83,677	$83,677		$-		$-		$83,677

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	28,436	23,394		5,042		-		28,436
Mortgage Backed Securities	324,929	-		324,929		-		324,929
Corporate Securities	49,380	8,191		41,189		-		49,380
Other	1,894	1,584		310		-		1,894
Total Investment Securities Available-for-Sale	404,639	33,169		371,470		-		404,639

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	65,685	-		51,563		14,307		65,870
Mortgage Backed Securities	45	-		45		-		45
Other	2,775	-		2,775		-		2,775
Total Investment Securities Held-to-Maturity	68,505	-		54,383		14,307		68,690

FHLB Stock	7,187	N/	A	N/	A	N/	A	N/	A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	402,336	-		-		403,790		403,790
Agricultural Real Estate	324,688	-		-		328,704		328,704
Real Estate Construction	40,438	-		-		40,800		40,800
Residential 1st Mortgages	150,184	-		-		153,352		153,352
Home Equity Lines and Loans	32,710	-		-		35,250		35,250
Agricultural	244,209	-		-		242,950		242,950
Commercial	144,701	-		-		145,131		145,131
Consumer & Other	4,876	-		-		4,912		4,912
Leases	12,094	-		-		11,851		11,851
Unallocated Allowance	(2,274)	-		-		(2,274)		(2,274)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,353,962	-		-		1,364,466		1,364,466
Accrued Interest Receivable	6,941	-		6,941		-		6,941

Liabilities:
Deposits:
Demand	495,963	495,963		-		-		495,963
Interest Bearing Transaction	291,795	291,795		-		-		291,795
Savings and Money Market	589,511	589,511		-		-		589,511
Time	430,422	-		430,752		-		430,752
Total Deposits	1,807,691	1,377,269		430,752		-		1,808,021
Subordinated Debentures	10,310	-		6,224		-		6,224
Accrued Interest Payable	352	-		352		-		352

		Fair Value of Financial Instruments Using
December 31, 2012 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$129,426	$129,426		$-		$-		$129,426

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	26,823	21,731		5,092		-		26,823
Obligations of States and Political Subdivisions	5,665	-		-		5,665		5,665
Mortgage Backed Securities	352,772	-		352,772		-		352,772
Corporate Securities	22,558	4,020		18,538		-		22,558
Other	10,173	9,863		310		-		10,173
Total Investment Securities Available-for-Sale	417,991	35,614		376,712		5,665		417,991

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	65,694	-		60,177		7,810		67,987
Mortgage Backed Securities	484	-		496		-		496
Other	2,214	-		2,214		-		2,214
Total Investment Securities Held-to-Maturity	68,392	-		62,887		7,810		70,697

FHLB Stock	7,368	N/	A	N/	A	N/	A	N/	A
Loans, Net of Deferred Loan Fees & Allowance:
Commercial Real Estate	344,084	-		-		349,524		349,524
Agricultural Real Estate	309,115	-		-		316,302		316,302
Real Estate Construction	31,694	-		-		32,024		32,024
Residential 1st Mortgages	139,038	-		-		144,203		144,203
Home Equity Lines and Loans	38,807	-		-		41,419		41,419
Agricultural	210,595	-		-		209,578		209,578
Commercial	135,330	-		-		134,647		134,647
Consumer & Other	4,876	-		-		4,847		4,847
Unallocated Allowance	(854)	-		-		(854)		(854)
Total Loans, Net of Deferred Loan Fees & Allowance	1,212,685	-		-		1,231,690		1,231,690
Accrued Interest Receivable	6,389	-		-		6,389		6,389

Liabilities:
Deposits:
Demand	462,251	462,251		-		-		462,251
Interest Bearing Transaction	259,141	259,141		-		-		259,141
Savings and Money Market	541,526	541,526		-		-		541,526
Time	459,108	-		459,993		-		459,993
Total Deposits	1,722,026	1,262,918		459,993		-		1,722,911
Subordinated Debentures	10,310	-		5,750		-		5,750
Accrued Interest Payable	498	-		498		-		498

Fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

Cash and Cash Equivalents - The carrying amounts reported in the balance sheet for cash and due from banks, interest-bearing deposits with banks, federal funds sold, and securities purchased under agreements to resell are a reasonable estimate of fair value. All cash and cash equivalents are classified as Level 1.

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

(in thousands)	December 31, 2013	December 31, 2012
Commitments to Extend Credit	$445,294	$334,772
Letters of Credit	7,393	5,281
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	-	1,796

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Outstanding standby letters of credit have maturity dates ranging from 1 to 58 months with final expiration in October 2018. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company is obligated under a number of noncancellable operating leases for premises and equipment used for banking purposes. Minimum future rental commitments under noncancellable operating leases as of December 31, 2013, were $341,000, $344,000, $187,000, $87,000, and $77,000 for the years 2014 through 2018.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

The Company may be required to maintain average reserves on deposit with the Federal Reserve Bank primarily based on deposits outstanding. There were no reserve requirements during 2013 or 2012.

20. Recent Accounting Developments

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

21. Parent Company Financial Information

The following financial information is presented as of December 31 for the periods indicated.

Farmers & Merchants Bancorp
Condensed Balance Sheets

(in thousands)	2013	2012
Cash	$416	$212
Investment in Farmers & Merchants Bank of Central California	219,640	214,755
Investment Securities	410	410
Other Assets	87	267
Total Assets	$220,553	$215,644

Subordinated Debentures	$10,310	$10,310
Liabilities	339	301
Shareholders' Equity	209,904	205,033
Total Liabilities and Shareholders' Equity	$220,553	$215,644

Farmers & Merchants Bancorp
Condensed Statements of Income

	Year Ended December 31,
(in thousands)	2013	2012	2011
Equity in Undistributed Earnings in Farmers & Merchants Bank of Central California	$14,352	$13,247	$12,715
Dividends from Subsidiary	10,450	10,900	10,325
Interest Income	10	10	10
Other Expenses, Net	(1,288)	(1,386)	(1,443)
Tax Benefit	537	578	602
Net Income	$24,061	$23,349	$22,209

Farmers & Merchants Bancorp
Condensed Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash Flows from Operating Activities:
Net Income	$24,061	$23,349	$22,209
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Net Earnings from Subsidiary	(14,352)	(13,247)	(12,715)
Net Decrease (Increase) in Other Assets	38	(216)	(3)
Net Increase (Decrease) in Liabilities	180	(78)	56
Net Cash Provided by Operating Activities	9,927	9,808	9,547
Investing Activities:
Securities Purchased	-	-	(1,296)
Securities Sold or Matured	-	-	1,196
Net Cash Used by Investing Activities	-	-	(100)
Financing Activities:
Stock Repurchased	-	(576)	-
Cash Dividends	(9,723)	(9,418)	(9,158)
Net Cash Used by Financing Activities	(9,723)	(9,994)	(9,158)
Increase (Decrease) in Cash and Cash Equivalents	204	(186)	289
Cash and Cash Equivalents at Beginning of Year	212	398	109
Cash and Cash Equivalents at End of Year	$416	$212	$398

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company maintains controls and procedures designed to ensure that all relevant information is recorded and reported in all filings of financial reports. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2013.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Management’s report on internal control over financial reporting is set forth in “Item 8. Financial Statements and Supplementary Data,” and is incorporated herein by reference. Moss Adams LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report, was engaged to audit the effectiveness of the Company’s internal control over financial reporting. The report of Moss Adams LLP, which is set forth in “Item 8. Financial Statements and Supplementary Data,” is incorporated herein by reference.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding the Named Executive Officers of the Company and/or Bank:

Name and Position(s)	Age	Principal Occupation during the Past Five Years
Kent A. Steinwert Chairman, President & Chief Executive Officer of the Company and Bank	61	Chairman, President & Chief Executive Officer of the Company and Bank since May 1, 2010. President & Chief Executive Officer of the Company and Bank up to April 30, 2010.

Deborah E. Skinner Executive Vice President & Chief Administrative Officer of the Bank	51	Executive Vice President & Chief Administrative Officer of the Bank.

Stephen W. Haley Executive Vice President & Chief Financial Officer & Secretary of the Company and Bank	60	Executive Vice President & Chief Financial Officer of the Company and Bank.

Kenneth W. Smith Executive Vice President & Senior Credit Officer of the Company and Bank	54	Executive Vice President & Senior Credit Officer of the Company and Bank since August 9, 2011. Executive Vice President & Head of Business Markets of the Bank up to August 8, 2011.

Vicki P. Kennedy Executive Vice President & Retail Banking Manager of the Bank	65	Executive Vice President & Retail Banking Manager of the Bank.

Also, see “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders which will be filed with the SEC and which is incorporated herein by reference. During 2013 there were no changes in procedures for the election of directors.

The Company has adopted a Code of Conduct, which complies with the Code of Ethics requirements of the SEC. A copy of the Code of Conduct is posted on the Company’s website. The Company intends to disclose promptly any amendment to, or waiver from any provision of, the Code of Conduct applicable to senior financial officers, and any waiver from any provision of the Code of Conduct applicable to directors, on its website on the About Us page. The Company’s website address is www.fmbonline.com.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A. The Company does not have any equity compensation plans, which require disclosure under Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

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

Farmers & Merchants Bancorp
(Registrant)

	By	/s/ Stephen W. Haley

Dated: March 14, 2014		Stephen W. Haley
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2014.

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

10.1
Amended and Restated Employment Agreement effective April 1, 2014, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed on Registrant’s Form 10-K for the year ended December 31, 2013.

10.3
Amended and Restated Employment Agreement effective April 1, 2014, between Farmers & Merchants Bank of Central California and Deborah E. Skinner, filed on Registrant’s Form 10-K for the year ended December 31, 2013.

10.4
Amended and Restated Employment Agreement effective April 1, 2014, between Farmers & Merchants Bank of Central California and Kenneth W. Smith, filed on Registrant’s Form 10-K for the year ended December 31, 2013.

10.5
Amended and Restated Employment Agreement effective April 1, 2009, between Farmers & Merchants Bank of Central California and Richard S. Erichson, filed on Registrant’s Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

10.6
Amended and Restated Employment Agreement effective April 1, 2014, between Farmers & Merchants Bank of Central California and Stephen W. Haley, filed on Registrant’s Form 10-K for the year ended December 31, 2013.

10.8	Employment Agreement effective April 1, 2014, between Farmers & Merchants Bank of Central California and Jay Colombini, filed on Registrant’s Form 10-K for the year ended December 31, 2013.
10.9	Employment Agreement effective April 1, 2014, between Farmers & Merchants Bank of Central California and James Daugherty, filed on Registrant’s Form 10-K for the year ended December 31, 2013.
10.15	Executive Retirement Plan – Performance Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.
10.16	Executive Retirement Plan – Retention Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.
10.17	Executive Retirement Plan – Salary Component, amended and restated on February 27, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2013.
10.18
Deferred Compensation Plan of Farmers & Merchants Bank of Central California, as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.

10.19	Executive Retirement Plan – Equity Component, amended and restated on November 22, 2013, filed on Registrant’s Form 10-K for the year ended December 31, 2013.
10.20	Senior Management Retention Plan, amended and restated on November 22, 2013, filed on Registrant’s Form 10-K for the year ended December 31, 2013.

14	Code of Conduct of Farmers & Merchants Bancorp, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
21	Subsidiaries of the Registrant, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document