Form 10-Q
period 2014-03-31
FARMERS & MERCHANTS BANCORP
filed 2014-05-09
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Number of shares of common stock of the registrant:  Par value $0.01, authorized 7,500,000 shares; issued and outstanding 777,882 as of April 30, 2014.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands)
	March 31,	December 31,	March 31,
	2014	2013	2013
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$39,042	$40,966	$30,753
Interest Bearing Deposits with Banks	134,685	42,711	12,780
Total Cash and Cash Equivalents	173,727	83,677	43,533

Investment Securities:
Available-for-Sale	399,743	404,639	515,573
Held-to-Maturity	65,655	68,505	67,708
Total Investment Securities	465,398	473,144	583,281

Loans & Leases:	1,363,030	1,388,236	1,226,695
Less: Allowance for Credit Losses	34,277	34,274	34,255
Loans & Leases, Net	1,328,753	1,353,962	1,192,440

Premises and Equipment, Net	22,692	22,887	22,551
Bank Owned Life Insurance	52,564	52,109	50,711
Interest Receivable and Other Assets	84,167	90,294	79,045
Total Assets	$2,127,301	$2,076,073	$1,971,561

Liabilities
Deposits:
Demand	$489,786	$495,963	$417,341
Interest Bearing Transaction	287,174	291,795	257,171
Savings and Money Market	639,370	589,511	590,323
Time	424,284	430,422	450,331
Total Deposits	1,840,614	1,807,691	1,715,166

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	58,426	48,168	36,280
Total Liabilities	1,909,350	1,866,169	1,761,756

Shareholders' Equity
Preferred Stock: No Par Value. 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 777,882 Shares Issued and Outstanding at March 31, 2014, December 31, 2013 and March 31, 2013, respectively	8	8	8
Additional Paid-In Capital	75,014	75,014	75,014
Retained Earnings	143,632	137,350	129,263
Accumulated Other Comprehensive (Loss) Income	(703)	(2,468)	5,520
Total Shareholders' Equity	217,951	209,904	209,805
Total Liabilities and Shareholders' Equity	$2,127,301	$2,076,073	$1,971,561
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months
	Ended March 31,
	2014	2013
Interest Income
Interest and Fees on Loans & Leases	$16,271	$15,445
Interest on Deposits with Banks	64	44
Interest on Investment Securities:
Taxable	2,115	2,106
Exempt from Federal Tax	597	660
Total Interest Income	19,047	18,255

Interest Expense
Deposits	600	683
Subordinated Debentures	80	81
Total Interest Expense	680	764

Net Interest Income	18,367	17,491
Provision for Credit Losses	-	-
Net Interest Income After Provision for Credit Losses	18,367	17,491

Non-Interest Income
Service Charges on Deposit Accounts	938	1,104
Net Gain on Sale of Investment Securities	3	735
Increase in Cash Surrender Value of Life Insurance	455	457
Debit Card and ATM Fees	735	727
Net Gain on Deferred Compensation Investments	443	1,690
Other	588	784
Total Non-Interest Income	3,162	5,497

Non-Interest Expense
Salaries and Employee Benefits	8,237	8,045
Net Gain on Deferred Compensation Investments	443	1,690
Occupancy	622	621
Equipment	703	695
Legal Fees	47	197
FDIC Insurance	252	240
Other	1,336	1,471
Total Non-Interest Expense	11,640	12,959

Income Before Income Taxes	9,889	10,029
Provision for Income Taxes	3,607	3,778
Net Income	$6,282	$6,251
Basic Earnings Per Common Share	$8.08	$8.04
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months
	Ended March 31,
	2014	2013
Net Income	$6,282	$6,251

Other Comprehensive Income
Increase (Decrease) in Net Unrealized Gain (Loss) on Available-for-Sale Securities	3,048	(1,817)
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	(3)	(735)
Deferred Tax (Expense) Benefit	(1,280)	1,073
Change in Net Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax	1,765	(1,479)

Total Other Comprehensive Income (Loss)	1,765	(1,479)

Comprehensive Income	$8,047	$4,772
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)					Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income (Loss), net	Equity
Balance, January 1, 2013	777,882	$8	$75,014	$123,012	$6,999	$205,033
Net Income		-	-	6,251	-	6,251
Change in Net Unrealized Gains on Securities Available-for-Sale		-	-	-	(1,479)	(1,479)
Balance, March 31, 2013	777,882	$8	$75,014	$129,263	$5,520	$209,805

Balance, January 1, 2014	777,882	$8	$75,014	$137,350	$(2,468)	$209,904
Net Income		-	-	6,282	-	6,282
Change in Net Unrealized Gains on Securities Available-for-Sale		-	-	-	1,765	1,765
Balance, March 31, 2014	777,882	$8	$75,014	$143,632	$(703)	$217,951
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,	March 31,
(in thousands)	2014	2013
Operating Activities:
Net Income	$6,282	$6,251
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	-	-
Depreciation and Amortization	340	395
Net Amortization of Investment Security Premiums & Discounts	404	957
Net Gain on Sale of Investment Securities	(3)	(735)
Net Change in Operating Assets & Liabilities:
Net (Increase) Decrease in Interest Receivable and Other Assets	4,360	(5,322)
Net (Decrease) Increase in Interest Payable and Other Liabilities	10,258	(1,037)
Net Cash Provided by Operating Activities	21,641	509
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(14,636)	(219,545)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	22,208	119,128
Purchase of Investment Securities Held-to-Maturity	(565)	(115)
Proceeds from Matured or Called Securities Held-to-Maturity	3,415	790
Net Loans & Leases Paid, Originated or Acquired	25,176	20,172
Principal Collected on Loans & Leases Previously Charged Off	33	73
Additions to Premises and Equipment	(145)	(45)
Net Cash Provided (Used) by Investing Activities	35,486	(79,542)
Financing Activities:
Net (Decrease) Increase in Deposits	32,923	(6,860)
Net Cash Provided (Used) by Financing Activities	32,923	(6,860)
Increase (Decrease) in Cash and Cash Equivalents	90,050	(85,893)
Cash and Cash Equivalents at Beginning of Period	83,677	129,426
Cash and Cash Equivalents at End of Period	$173,727	$43,533
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$-	$2,190
Cash Payments Made for Income Taxes	$-	$4,900
Interest Paid	$687	$835
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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three-month period ended March 31, 2014 may not necessarily be indicative of future operating results.

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

A loan or leases is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Impaired loans or leases are either: (1) non-accrual loans & leases; or (2) restructured loans & leases that are still accruing interest. Loans or leases determined to be impaired are individually evaluated for impairment. When a loan or lease is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan or lease's effective interest rate, except that as a practical expedient, it may measure impairment based on a loan' or lease’s observable market price, or the fair value of the collateral if the loan or lease is collateral dependent. A loan or lease is collateral dependent if the repayment of the loan or lease is expected to be provided solely by the underlying collateral.

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

Allowance for Credit Losses
The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company's loan & lease portfolio as of the balance-sheet date. The allowance is established through a provision for credit losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan & lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of three primary components, specific reserves related to impaired loans & leases, general reserves for inherent losses related to loans & leases that are not impaired and an unallocated component that takes into account the imprecision in estimating and allocating allowance balances associated with macro factors.

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

The Company maintains a separate allowance for each portfolio segment (loan & lease type). These portfolio segments include: (1) commercial real estate; (2) agricultural real estate; (3) real estate construction (including land and development loans); (4) residential 1st mortgages; (5) home equity lines and loans; (6) agricultural; (7) commercial; (8) consumer and other; and (9) equipment leases. The allowance for credit losses attributable to each portfolio segment, which includes both individually evaluated impaired loans & leases and loans & leases that are collectively evaluated for impairment, is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

The Company assigns a risk rating to all loans & leases and periodically performs detailed reviews of all such loans & leases over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. A credit grade is established at inception for smaller balance loans & leases, such as consumer and residential real estate, and then updated only when the loan or lease becomes contractually delinquent or when the borrower requests a modification. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans & leases. These credit quality indicators are used to assign a risk rating to each individual loan or lease. These risk ratings are also subject to examination by independent specialists engaged by the Company. The risk ratings can be grouped into five major categories, defined as follows:

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

The Company follows the standards set forth in the “Income Taxes” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of or for the period ended March 31, 2014, December 31, 2013 or March 31, 2013.

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

	Amortized	Gross Unrealized		Fair/Book
March 31, 2014	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$18,242	$184	$-	$18,426
Mortgage Backed Securities (1)	331,434	3,674	5,378	329,730
Corporate Securities	49,045	370	63	49,352
Other	2,235	-	-	2,235
Total	$400,956	$4,228	$5,441	$399,743

	Amortized	Gross Unrealized		Fair/Book
December 31, 2013	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$28,287	$149	$-	$28,436
Mortgage Backed Securities (1)	329,469	3,026	7,566	324,929
Corporate Securities	49,247	280	147	49,380
Other	1,894	-	-	1,894
Total	$408,897	$3,455	$7,713	$404,639

	Amortized	Gross Unrealized		Fair/Book
March 31, 2013	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$26,436	$256	$-	$26,692
Obligations of States and Political Subdivisions	5,643	-	-	5,643
Mortgage Backed Securities (1)	423,298	10,273	1,286	432,285
Corporate Securities	49,846	321	39	50,128
Other	825	-	-	825
Total	$506,048	$10,850	$1,325	$515,573
(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
March 31, 2014	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$62,890	$711	$257	$63,344
Mortgage Backed Securities (1)	4	-	-	4
Other	2,761	-	-	2,761
Total	$65,655	$711	$257	$66,109

	Book	Gross Unrealized		Fair
December 31, 2013	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$65,685	$812	$627	$65,870
Mortgage Backed Securities (1)	45	-	-	45
Other	2,775	-	-	2,775
Total	$68,505	$812	$627	$68,690

	Book	Gross Unrealized		Fair
March 31, 2013	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$65,165	$1,896	$22	$67,039
Mortgage Backed Securities (1)	341	8	-	349
Other	2,202	-	-	2,202
Total	$67,708	$1,904	$22	$69,590

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
The amortized cost and estimated fair values of investment securities at March 31, 2013 by contractual maturity are shown in the following table (in thousands):
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair/Book	Book	Fair
March 31, 2014	Cost	Value	Value	Value
Within one year	$26,719	$26,793	$2,211	$2,224
After one year through five years	39,547	39,837	19,482	19,830
After five years through ten years	3,256	3,383	23,727	24,049
After ten years	-	-	20,231	20,002
	69,522	70,013	65,651	66,105

Investment securities not due at a single maturity date:
Mortgage-backed securities	331,434	329,730	4	4

Total	$400,956	$399,743	$65,655	$66,109

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	Loss	Value	Loss	Value	Loss

Securities Available-for-Sale
Mortgage Backed Securities	$123,313	$4,506	$15,981	$872	139,294	$5,378
Corporate Securities	3,794	39	2,474	24	6,268	63
Total	$127,107	$4,545	$18,455	$896	$145,562	$5,441

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$9,038	$257	$-	$-	$9,038	$257
Total	$9,038	$257	$-	$-	$9,038	$257

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Loss	Value	Loss	Value	Loss

Securities Available-for-Sale
Mortgage Backed Securities	$195,736	$7,566	$-	$-	$195,736	$7,566
Corporate Securities	15,297	106	2,457	41	17,754	147
Total	$211,033	$7,672	$2,457	$41	$213,490	$7,713

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$9,518	$627	$-	$-	$9,518	$627
Total	$9,518	$627	$-	$-	$9,518	$627

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2013	Value	Loss	Value	Loss	Value	Loss

Securities Available-for-Sale
Mortgage Backed Securities	$115,238	$1,286	$-	$-	$115,238	$1,286
Corporate Securities	18,691	39	-	-	18,691	39
Total	$133,929	$1,325	$-	$-	$133,929	$1,325

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$2,841	$22	$-	$-	$2,841	$22
Total	$2,841	$22	$-	$-	$2,841	$22

As of March 31, 2014, the Company held 346 investment securities of which 47 were in a loss position for less than twelve months. 4 securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – There were no unrealized losses on the Company's investments in securities of government agency and government sponsored entities at March 31, 2014, December 31, 2013 and March 31, 2013.

Mortgage Backed Securities - The unrealized losses on the Company's investment in mortgage backed securities were $5.4 million, $7.6 million, and $1.3 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Obligations of States and Political Subdivisions - The financial problems experienced by certain municipalities over the past six years, along with the financial stresses exhibited by some of the large monoline bond insurers have increased the overall risk associated with bank-qualified municipal bonds. As of March 31, 2014, over ninety-three percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the seven percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligation of states and political subdivision were $257,000, $627,000, and $22,000 at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Corporate Securities - The unrealized losses on the Company’s investment in corporate securities were $63,000, $147,000, and $39,000 at March 31, 2014, December 31, 2013, and March 31, 2013. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Proceeds from sales and calls of securities were as follows:

(in thousands)	Proceeds	Gains	Losses
Three Months Ended March 31, 2014	$2,988	$3	$-
Three Months Ended March 31, 2013	45,259	749	14

Pledged Securities
As of March 31, 2014, securities carried at $332.0 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2013, was $334.8 million.

3. Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

March 31, 2014	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2014	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Charge-Offs	-	-	-	(3)	-	-	-	(27)	-	-	(30)
Recoveries	-	-	-	-	12	1	5	15	-	-	33
Provision	1,248	(189)	423	(5)	(131)	(2,605)	724	7	282	246	-
Ending Balance- March 31, 2014	$6,426	$3,387	$1,077	$1,100	$2,648	$9,601	$6,426	$171	$921	$2,520	$34,277
Ending Balance Individually Evaluated for Impairment	245	-	226	340	313	118	814	48	-	-	2,104
Ending Balance Collectively Evaluated for Impairment	6,181	3,387	851	760	2,335	9,483	5,612	123	921	2,520	32,173
Loans:
Ending Balance	$402,865	$326,112	$55,751	$156,094	$34,289	$209,228	$155,802	$4,721	$18,168	$-	$1,363,030
Ending Balance Individually Evaluated for Impairment	22,046	-	4,473	1,701	2,055	587	5,100	48	-	-	36,010
Ending Balance Collectively Evaluated for Impairment	380,819	326,112	51,278	154,393	32,234	208,641	150,702	4,673	18,168	-	1,327,020

December 31, 2013	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2013	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$-	$854	$34,217
Charge-Offs	(6)	(575)	-	(16)	(91)	(23)	(60)	(120)	-	-	(891)
Recoveries	-	-	-	-	115	42	312	54	-	-	523
Provision	(1,280)	1,274	(332)	(95)	(492)	1,749	(2,518)	60	639	1,420	425
Ending Balance- December 31, 2013	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Ending Balance Individually Evaluated for Impairment	-	-	-	414	209	122	820	51	-	-	1,616
Ending Balance Collectively Evaluated for Impairment	5,178	3,576	654	694	2,558	12,083	4,877	125	639	2,274	32,658
Loans & Leases:
Ending Balance	$407,514	$328,264	$41,092	$151,292	$35,477	$256,414	$150,398	$5,052	$12,733	$-	$1,388,236
Ending Balance Individually Evaluated for Impairment	22,176	-	4,500	2,072	1,045	522	5,250	51	-	-	35,616
Ending Balance Collectively Evaluated for Impairment	385,338	328,264	36,592	149,220	34,432	255,892	145,148	5,001	12,733	-	1,352,620

March 31, 2013	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2013	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$-	$854	$34,217
Charge-Offs	-	-	-	(16)	(1)	-	-	(18)	-	-	(35)
Recoveries	-	-	-	-	2	13	47	11	-	-	73
Provision	207	918	(17)	57	(27)	(1,038)	(44)	(12)	-	(44)	-
Ending Balance- March 31, 2013	$6,671	$3,795	$969	$1,260	$3,209	$9,412	$7,966	$163	$-	$810	$34,255
Ending Balance Individually Evaluated for Impairment	1,191	263	232	29	186	1,028	214	58	-	-	3,201
Ending Balance Collectively Evaluated for Impairment	5,480	3,532	737	1,231	3,023	8,384	7,752	105	-	810	31,054
Loans:
Ending Balance	$360,893	$318,823	$32,681	$145,419	$40,141	$181,725	$142,115	$4,898	$-	$-	$1,226,695
Ending Balance Individually Evaluated for Impairment	22,719	5,335	4,577	1,950	1,007	3,961	578	58	-	-	40,185
Ending Balance Collectively Evaluated for Impairment	338,174	313,488	28,104	143,469	39,134	177,764	141,537	4,840	-	-	1,186,510

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $28.9 million at March 31, 2014, $28.4 million at December 31, 2013 and $29.3 million at March 31, 2013, which are no longer disclosed or classified as TDR’s.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

March 31, 2014	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$389,366	$13,126	$373	$402,865
Agricultural Real Estate	326,112	-	-	326,112
Real Estate Construction	54,120	1,631	-	55,751
Residential 1st Mortgages	154,743	767	584	156,094
Home Equity Lines & Loans	33,196	-	1,093	34,289
Agricultural	208,308	843	77	209,228
Commercial	137,125	16,928	1,749	155,802
Consumer & Other	4,529	-	192	4,721
Leases	18,168			18,168
Total	$1,325,667	$33,295	$4,068	$1,363,030

December 31, 2013	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$398,488	$7,979	$1,047	$407,514
Agricultural Real Estate	325,926	2,338	-	328,264
Real Estate Construction	39,460	1,632	-	41,092
Residential 1st Mortgages	149,798	774	720	151,292
Home Equity Lines & Loans	34,821	-	656	35,477
Agricultural	255,443	889	82	256,414
Commercial	132,008	15,426	2,964	150,398
Consumer & Other	4,763	-	289	5,052
Leases	12,733	-	-	12,733
Total	$1,353,440	$29,038	$5,758	$1,388,236

March 31, 2013	Pass	Special Mention	Substandard	Total Loans
Loans:
Commercial Real Estate	$336,525	$15,273	$9,095	$360,893
Agricultural Real Estate	308,475	3,799	6,549	318,823
Real Estate Construction	26,472	6,209	-	32,681
Residential 1st Mortgages	142,951	1,376	1,092	145,419
Home Equity Lines & Loans	38,870	-	1,271	40,141
Agricultural	177,245	980	3,500	181,725
Commercial	135,375	6,289	451	142,115
Consumer & Other	4,644	-	254	4,898
Total	$1,170,557	$33,926	$22,212	$1,226,695

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at March 31, 2014, December 31, 2013, and March 31, 2013, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated (in thousands):

	30-89 Days	90 Days and		Total Past		Total
March 31, 2014	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$402,865	$402,865
Agricultural Real Estate	-	-	-	-	326,112	326,112
Real Estate Construction	-	-	-	-	55,751	55,751
Residential 1st Mortgages	-	-	316	316	155,778	156,094
Home Equity Lines & Loans	30	-	969	999	33,290	34,289
Agricultural	25	-	32	57	209,171	209,228
Commercial	-	-	1,801	1,801	154,001	155,802
Consumer & Other	5	-	15	20	4,701	4,721
Leases	-	-	-	-	18,168	18,168
Total	$60	$-	$3,133	$3,193	$1,359,837	$1,363,030

	30-89 Days	90 Days and		Total Past		Total
December 31, 2013	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans & Leases:
Commercial Real Estate	$773	$-	$-	$773	$406,741	$407,514
Agricultural Real Estate	607	-	-	607	327,657	328,264
Real Estate Construction	-	-	-	-	41,092	41,092
Residential 1st Mortgages	-	-	324	324	150,968	151,292
Home Equity Lines & Loans	52	-	406	458	35,019	35,477
Agricultural	-	-	35	35	256,379	256,414
Commercial	-	-	1,815	1,815	148,583	150,398
Consumer & Other	19	-	16	35	5,017	5,052
Leases	-	-	-	-	12,733	12,733
Total	$1,451	$-	$2,596	$4,047	$1,384,189	$1,388,236

	30-89 Days	90 Days and		Total Past		Total
March 31, 2013	Past Due	Still Accruing	Nonaccrual	Due	Current	Loans
Loans:
Commercial Real Estate	$364	$-	$-	$364	$360,529	$360,893
Agricultural Real Estate	893	-	5,335	6,228	312,595	318,823
Real Estate Construction	-	-	-	-	32,681	32,681
Residential 1st Mortgages	-	-	405	405	145,014	145,419
Home Equity Lines & Loans	275	-	195	470	39,671	40,141
Agricultural	-	-	3,237	3,237	178,488	181,725
Commercial	-	-	287	287	141,828	142,115
Consumer & Other	178	-	19	197	4,701	4,898
Total	$1,710	$-	$9,478	$11,188	$1,215,507	$1,226,695

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2014	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$98	$98	$-	$100	$2
Home Equity Lines & Loans	677	686	-	339	-
Agricultural	32	41	-	34	-
Commercial	3,331	3,389	-	3,403	27
	$4,138	$4,214	$-	$3,876	$29
With an allowance recorded:
Residential 1st Mortgages	$411	$443	$82	$590	$1
Home Equity Lines & Loans	394	414	120	542	-
Agricultural	473	473	118	481	7
Commercial	1,627	1,657	814	1,634	-
Consumer & Other	48	51	48	49	1
	$2,953	$3,038	$1,182	$3,296	$9
Total	$7,091	$7,252	$1,182	$7,172	$38

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2013	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$102	$101	$-	$865	$8
Agricultural Real Estate	-	-	-	2,185	-
Residential 1st Mortgages	-	-	-	450	11
Home Equity Lines and Loans	-	-	-	228	5
Agricultural	35	43	-	586	-
Commercial	3,474	3,532	-	939	13
	$3,611	$3,676	$-	$5,253	$37
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$2	$-
Agricultural Real Estate	-	-	-	823	-
Residential 1st Mortgages	769	826	154	254	6
Home Equity Lines and Loans	689	821	138	332	3
Agricultural	488	488	122	1,002	31
Commercial	1,641	1,657	820	1,072	6
Consumer & Other	50	53	50	126	3
	$3,637	$3,845	$1,284	$3,611	$49
Total	$7,248	$7,521	$1,284	$8,864	$86

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2013	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$107	$110	$-	$198	$2
Agricultural Real Estate	3,508	3,500	-	4,473	-
Residential 1st Mortgages	736	782	-	697	3
Home Equity Lines & Loans	249	268	-	521	1
Agricultural	1,753	1,783	-	1,843	-
Commercial	103	110	-	105	2
	$6,456	$6,553	$-	$7,837	$8
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$-	$-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines & Loans	153	196	153	174	-
Agricultural	1,988	2,004	1,022	1,997	8
Commercial	143	144	210	144	2
Consumer & Other	345	354	58	203	1
	$4,470	$4,532	$1,706	$3,439	$11
Total	$10,926	$11,085	$1,706	$11,276	$19

Total recorded investment shown in the prior tables will not equal the total ending balance of loans & leases individually evaluated for impairment on the allocation of allowance tables. This is because the calculation of recorded investment takes into account charge-offs, net unamortized loan & lease fees & costs, unamortized premium or discount, and accrued interest. This table also excludes impaired loans that were previously modified in a troubled debt restructuring, are currently performing and are no longer disclosed or classified as TDR’s.

At March 31, 2014, the Company allocated $1.1 million of specific reserves to $6.3 million of troubled debt restructured loans & leases, of which $4.0 million were performing. The Company had no commitments at March 31, 2014 to lend additional amounts to customers with outstanding loans or leases that are classified as troubled debt restructurings.

During the three-month period ending March 31, 2014, the terms of certain loans & leases were modified as troubled debt restructurings. The modification of the terms of such loans & leases can include one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

There were no modifications involving a reduction of the stated interest rates. Modifications involving an extension of the maturity date were for periods ranging from 5 years to 30 years.

The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three-month period ended March 31, 2014 (in thousands):

	March 31, 2014
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	2	$247	$245
Agricultural	1	32	32
Total	3	$279	$277

The TDRs described above had no impact on the allowance for credit losses but resulted in charge-offs of $2,000 for the three-month period ending March 31, 2014.

During the three-months ended March 31, 2014, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

At December 31, 2013, the Company allocated $1.2 million of specific reserves to $6.8 million of troubled debt restructured loans or leases, of which $4.6 million were performing. The Company had no commitments at December 31, 2013, to lend additional amounts to customers with outstanding loans or leases that are classified as troubled debt restructurings.

During the twelve-month period ending December 31, 2013, the terms of certain loans or leases were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate were for periods of 5 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 10 years.

The following table presents loans or leases by class modified as troubled debt restructured loans during the twelve-month period ended December 31, 2013 (in thousands):

	December 31, 2013
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	4	$306	$290
Home Equity Lines and Loans	4	414	387
Commercial	4	5,016	5,016
Total	12	$5,736	$5,693

The TDRs described above did not increase the allowance for credit losses but did result in charge-offs of $43,000 during the year ended December 31, 2013.

During the twelve-month period ended December 31, 2013, there was one commercial loan with an outstanding balance of $174,000 that was previously modified as a troubled debt restructuring with the previous 12 months that subsequently defaulted during the twelve months ended December 31, 2013.

At March 31, 2013, the Company allocated $444,000 of specific reserves to $2.1 million of troubled debt restructured loans or leases, of which $1.4 million were performing. The Company had no commitments at March 31, 2013 to lend additional amounts to customers with outstanding loans or leases that are classified as troubled debt restructurings.

During the three-month period ending March 31, 2013, the terms of certain loans or leases were modified as troubled debt restructurings. The modification of the terms of such loans or leases included one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate were for periods of 5 years. Modifications involving an extension of the maturity date were for periods ranging from 16 months to10 years.

The following table presents loans by class modified as troubled debt restructured loans or leases during the three-month period ended March 31, 2013 (in thousands):

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

During the twelve months ended March 31, 2013, there were no loans or leases modified as troubled debt restructurings for which there was a payment default within twelve months following the modification.

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

The Company does not record all loans & leases at fair value on a recurring basis. However, from time to time, a loan or lease is considered impaired and an allowance for credit losses is established. Once a loan or lease is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans  or leases is estimated using one of several methods, including collateral value when the loan or lease is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans & leases not requiring an allowance represent loans & leases for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans & leases. Impaired loans & leases where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan or lease as nonrecurring Level 2. Otherwise, the Company records the impaired loan & leases as nonrecurring Level 3.

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

		Fair Value Measurements At March 31, 2014, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$18,426	$13,399	$5,027	$-
Mortgage Backed Securities	329,730	-	329,730	-
Corporate Securities	49,352	7,966	41,386	-
Other	2,235	1,925	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$399,743	$23,290	$376,453	$-

		Fair Value Measurements At December 31, 2013, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$28,436	$23,394	$5,042	$-
Mortgage Backed Securities	324,929	-	324,929	-
Corporate Securities	49,380	8,191	41,189	-
Other	1,894	1,584	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$404,639	$33,169	$371,470	$-

		Fair Value Measurements At March 31, 2013, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$26,692	$21,612	$5,080	$-
Obligations of States and Political Subdivisions	5,643	-	-	5,643
Mortgage Backed Securities	432,285	-	432,285	-
Corporate Securities	50,128	9,373	40,755	-
Other	825	515	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$515,573	$31,500	$478,430	$5,643

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the quarters ended March 31, 2014 and 2013, there were no transfers in or out of level 1, 2, or 3.

The following tables present information about the Company’s other real estate and impaired loans or leases, classes of assets or liabilities that the Company carries at fair value on a non-recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated. Not all impaired loans or leases are carried at fair value. Impaired loans or leases are only included in the following tables when their fair value is based upon a current appraisal of the collateral, and if that appraisal results in a partial charge-off or the establishment of a specific reserve.

		Fair Value Measurements At March 31, 2014, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Residential 1st Mortgage	$329	$-	$-	$329
Home Equity Lines and Loans	273	-	-	273
Agricultural	354	-	-	354
Commercial	814	-	-	814
Total Impaired Loans	1,770	-	-	1,770
Other Real Estate
Real Estate Construction	2,441	-	-	2,441
Agricultural Real Estate	853	-	-	853
Total Other Real Estate	3,294	-	-	3,294
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,064	$-	$-	$5,064

		Fair Value Measurements At December 31, 2013, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Residential 1st Mortgage	$614	$-	$-	$614
Home Equity Lines and Loans	551	-	-	551
Agricultural	366	-	-	366
Commercial	820	-	-	820
Total Impaired Loans	2,351	-	-	2,351
Other Real Estate
Real Estate Construction	2,399	-	-	2,399
Agricultural Real Estate	2,212	-	-	2,212
Total Other Real Estate	4,611	-	-	4,611
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,962	$-	$-	$6,962

		Fair Value Measurements At March 31, 2013, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Agricultural Real Estate	$1,572	$-	$-	$1,572
Residential 1st Mortgage	289	-	-	289
Home Equity Lines and Loans	15	-	-	15
Agricultural	965	-	-	965
Commercial	220	-	-	220
Total Impaired Loans	3,061	-	-	3,061
Other Real Estate
Real Estate Construction	2,553	-	-	2,553
Agricultural Real Estate	1,910	-	-	1,910
Agricultural	280	-	-	280
Total Other Real Estate	4,743	-	-	4,743
Total Assets Measured at Fair Value On a Non-Recurring Basis	$7,804	$-	$-	$7,804

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2014:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Residential 1st Mortgage	$329	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% -19%, 14%
Home Equity Lines and Loans	$273	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	2% - 15%, 7%
Agricultural	$354	Income Approach	Capitalization Rate	14% - 14%, 14%
Commercial	$814	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	13% - 13%, 13%

Other Real Estate
Real Estate Construction	$2,441	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%
Agricultural Real Estate	$853	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
March 31, 2014 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$173,727	$173,727		$-		$-		$173,727

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	18,426	13,399		5,027		-		18,426
Mortgage Backed Securities	329,730			329,730		-		329,730
Corporate Securities	49,352	7,966		41,386		-		49,352
Other	2,235	1,925		310		-		2,235
Total Investment Securities Available-for-Sale	399,743	23,290		376,453		-		399,743

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	62,890	-		49,348		13,996		63,344
Mortgage Backed Securities	4	-		4		-		4
Other	2,761	-		2,761		-		2,761
Total Investment Securities Held-to-Maturity	65,655	-		52,113		13,996		66,109

FHLB Stock	7,187	N/	A	N/	A	N/	A	N/	A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	396,439	-		-		397,090		397,090
Agricultural Real Estate	322,725	-		-		326,210		326,210
Real Estate Construction	54,674	-		-		55,040		55,040
Residential 1st Mortgages	154,994	-		-		157,714		157,714
Home Equity Lines and Loans	31,641	-		-		33,994		33,994
Agricultural	199,627	-		-		198,836		198,836
Commercial	149,376	-		-		149,450		149,450
Consumer & Other	4,550	-		-		4,599		4,599
Leases	17,247					17,080		17,080
Unallocated Allowance	(2,520)	-		-		(2,520)		(2,520)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,328,753	-		-		1,337,493		1,337,493
Accrued Interest Receivable	6,732	-		6,732		-		6,732

Liabilities:
Deposits:
Demand	489,786	489,786		-		-		489,786
Interest Bearing Transaction	287,174	287,174		-		-		287,174
Savings and Money Market	639,370	639,370		-		-		639,370
Time	424,284	-		424,568		-		424,568
Total Deposits	1,840,614	1,416,330		424,568		-		1,840,898
Subordinated Debentures	10,310	-		6,220		-		6,220
Accrued Interest Payable	345	-		345		-		345

		Fair Value of Financial Instruments Using
December 31, 2013 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$83,677	$83,677		$-		$-		$83,677

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	28,436	23,394		5,042		-		28,436
Mortgage Backed Securities	324,929	-		324,929		-		324,929
Corporate Securities	49,380	8,191		41,189		-		49,380
Other	1,894	1,584		310		-		1,894
Total Investment Securities Available-for-Sale	404,639	33,169		371,470		-		404,639

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	65,685	-		51,563		14,307		65,870
Mortgage Backed Securities	45	-		45		-		45
Other	2,775	-		2,775		-		2,775
Total Investment Securities Held-to-Maturity	68,505	-		54,383		14,307		68,690

FHLB Stock	7,187	N/	A	N/	A	N/	A	N/	A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	402,336	-		-		403,790		403,790
Agricultural Real Estate	324,688	-		-		328,704		328,704
Real Estate Construction	40,438	-		-		40,800		40,800
Residential 1st Mortgages	150,184	-		-		153,352		153,352
Home Equity Lines and Loans	32,710	-		-		35,250		35,250
Agricultural	244,209	-		-		242,950		242,950
Commercial	144,701	-		-		145,131		145,131
Consumer & Other	4,876	-		-		4,912		4,912
Leases	12,094	-		-		11,851		11,851
Unallocated Allowance	(2,274)	-		-		(2,274)		(2,274)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,353,962	-		-		1,364,466		1,364,466
Accrued Interest Receivable	6,941	-		6,941		-		6,941

Liabilities:
Deposits:
Demand	495,963	495,963		-		-		495,963
Interest Bearing Transaction	291,795	291,795		-		-		291,795
Savings and Money Market	589,511	589,511		-		-		589,511
Time	430,422	-		430,752		-		430,752
Total Deposits	1,807,691	1,377,269		430,752		-		1,808,021
Subordinated Debentures	10,310	-		6,224		-		6,224
Accrued Interest Payable	352	-		352		-		352

		Fair Value of Financial Instruments Using
March 31, 2013 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$43,533	$43,533		$-		$-		$43,533

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	26,692	21,612		5,080		-		26,692
Obligations of States and Political Subdivisions	5,643	-		-		5,643		5,643
Mortgage Backed Securities	432,285			432,285		-		432,285
Corporate Securities	50,128	9,373		40,755		-		50,128
Other	825	515		310		-		825
Total Investment Securities Available-for-Sale	515,573	31,500		478,430		5,643		515,573

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	65,165	-		59,757		7,282		67,039
Mortgage Backed Securities	341	-		349		-		349
Other	2,202	-		2,202		-		2,202
Total Investment Securities Held-to-Maturity	67,708	-		62,308		7,282		69,590

FHLB Stock	7,368	N/	A	N/	A	N/	A	N/	A
Loans, Net of Deferred Loan Fees & Allowance:
Commercial Real Estate	354,222	-		-		358,684		358,684
Agricultural Real Estate	315,028	-		-		321,212		321,212
Real Estate Construction	31,712	-		-		32,070		32,070
Residential 1st Mortgages	144,159	-		-		149,062		149,062
Home Equity Lines and Loans	36,932	-		-		39,477		39,477
Agricultural	172,313	-		-		171,562		171,562
Commercial	134,149	-		-		133,299		133,299
Consumer & Other	4,735	-		-		4,769		4,769
Unallocated Allowance	(810)	-		-		(810)		(810)
Total Loans, Net of Deferred Loan Fees & Allowance	1,192,440	-		-		1,209,325		1,209,325
Accrued Interest Receivable	6,661	-		6,661		-		6,661

Liabilities:
Deposits:
Demand	417,341	417,341		-		-		417,341
Interest Bearing Transaction	257,171	257,171		-		-		257,171
Savings and Money Market	590,323	590,323		-		-		590,323
Time	450,331	-		451,084		-		451,084
Total Deposits	1,715,166	1,264,835		451,084		-		1,715,919
Subordinated Debentures	10,310	-		5,758		-		5,758
Accrued Interest Payable	427	-		427		-		427

Fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014, December 31, 2013, and March 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

Loans & Leases, Net of Deferred Fees & Allowance - Fair values of loans & leases are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans & leases are estimated using discounted cash flow analyses, using interest rates currently being offered for loans & leases with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans & leases are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans & leases do not necessarily represent an exit price.

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

6. Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. No cash dividends were declared during the first quarter of 2014 or 2013.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per common share for the three months ended March 31, 2014 and 2013.

(net income in thousands)	2014	2013
Net Income	$6,282	$6,251
Average Number of Common Shares Outstanding	777,882	777,882
Basic Earnings Per Common Share Amount	$8.08	$8.04

7. Recent Accounting Pronouncements

In January, 2014, the FASB issued Accounting Standards Update (ASU) 2014-04 - Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This Update clarifies when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The objective of the amendments in this Update is to reduce diversity in practice. An in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosure.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2014. This analysis should be read in conjunction with our 2013 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include the following: (1) continuing economic sluggishness in the Central Valley of California; (2) significant changes in interest rates and prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; and (8) other factors discussed in Item 1A. Risk Factors located in the Company’s 2013 Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Introduction

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. The Bank serves its primary service area, the mid Central Valley of California, through twenty-one full-service branches and two stand-alone ATM’s. The service area includes Sacramento, San Joaquin, Stanislaus and Merced Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock, Hilmar, and Merced.

During 2013, the Company initiated efforts to broaden its geographic footprint by establishing loan production offices (“LPO”) in Irvine, CA and Walnut Creek, CA. Both LPO’s were opened in January 2014, and in March 2014 the Irvine LPO was converted to a full-service branch. Experienced lending and equipment leasing professionals have been hired to staff these offices. The Company intends to convert the Walnut Creek LPO to a full-service branch in the near future.  Both of these areas have strong local economies, and will help diversify some of the concentration risks that the Company now has to the Central Valley and the agricultural industry.  The Irvine location will also be the headquarters for the Company’s equipment leasing activities.

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). As a California, state-chartered, non-fed member bank, the Bank is subject to regulation and examination by the California Department of Business Oversight (“DBO”) and the Federal Deposit Insurance Corporation (“FDIC”).

Overview

At the present time, the Company’s primary service area remains the mid Central Valley of California, a region that can be significantly impacted by the seasonal needs of the agricultural industry. Accordingly, discussion of the Company’s Financial Condition and Results of Operations is influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in fall and winter as crops are harvested and sold).

For the three months ended March 31, 2014, Farmers & Merchants Bancorp reported net income of $6,282,000, earnings per share of $8.08 and return on average assets of 1.20%. Return on average shareholders’ equity was 11.70% for the three months ended March 31, 2014.

For the three months ended March 31, 2013, Farmers & Merchants Bancorp reported net income of $6,251,000, earnings per share of $8.04 and return on average assets of 1.28%. Return on average shareholders’ equity was 12.04% for the three months ended March 31, 2013.

The primary reasons for the Company’s improved earnings performance in the first quarter of 2014 as compared to the same period last year were: (1) an $876,000 increase in net interest income; and (2) a $171,000 decrease in the provision for income taxes. These positive impacts were partially offset by an $898,000 decrease in non-interest income attributable to reduced securities gains and deposit service charges.

The following is a summary of the financial results for the three-month period ended March 31, 2014 compared to March 31, 2013.

•	Net income increased 0.5% to $6,282,000 from $6,251,000.

•	Earnings per share increased 0.5% to $8.08 from $8.04.

•	Total assets increased 7.9% to $2.13 billion.

•	Total loans & leases increased 11.1% to $1.36 billion.

•	Total deposits increased 7.3% to $1.84 billion.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ended March 31, 2014 and 2013.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended March 31,			Three Months Ended March 31,
		2014			2013
Assets	Balance	Interest	Annualized Yield/Rate	Balance	Interest	Annualized Yield/Rate
Interest Bearing Deposits With Banks	$102,142	$64	0.25%	$70,206	$44	0.25%
Investment Securities
Government Agency & Government-Sponsored Entities	21,369	55	1.03%	29,835	71	0.95%
Obligations of States and Political Subdivisions - Non-Taxable	64,329	916	5.70%	71,114	1,011	5.69%
Mortgage Backed Securities	324,507	1,907	2.35%	366,810	1,891	2.06%
Other	53,964	153	1.13%	48,637	144	1.18%
Total Investment Securities	464,169	3,031	2.61%	516,396	3,117	2.41%

Loans & Leases
Real Estate	935,838	11,519	4.99%	840,253	11,154	5.38%
Home Equity Line & Loans	34,829	475	5.53%	40,556	455	4.55%
Agricultural	214,141	2,141	4.05%	187,871	1,969	4.25%
Commercial	159,021	1,884	4.80%	144,532	1,777	4.99%
Consumer	6,258	71	4.60%	4,733	87	7.45%
Other	70	1	5.79%	232	3	5.24%
Leases	14,867	180	4.91%	-	-	0.00%
Total Loans & Leases	1,365,024	16,271	4.83%	1,218,177	15,445	5.14%
Total Earning Assets	1,931,335	$19,366	4.07%	1,804,779	$18,606	4.18%

Unrealized Gain (Loss) on Securities Available-for-Sale	(1,975)			10,623
Allowance for Credit Losses	(34,270)			(34,253)
Cash and Due From Banks	32,604			33,086
All Other Assets	161,930			146,547
Total Assets	$2,089,624			$1,960,782

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Transaction	$290,018	$33	0.05%	$253,157	$29	0.05%
Savings and Money Market	619,852	240	0.16%	577,270	244	0.17%
Time Deposits	426,462	327	0.31%	455,171	410	0.37%
Total Interest Bearing Deposits	1,336,332	600	0.18%	1,285,598	683	0.22%
Federal Home Loan Bank Advances	5	-	0.00%	87	-	0.00%
Subordinated Debentures	10,310	80	3.10%	10,310	81	3.19%
Total Interest Bearing Liabilities	1,346,647	$680	0.20%	1,295,995	$764	0.24%
Interest Rate Spread			3.86%			3.94%
Demand Deposits (Non-Interest Bearing)	482,603			421,845
All Other Liabilities	45,600			35,220
Total Liabilities	1,874,850			1,753,060

Shareholders' Equity	214,774			207,722
Total Liabilities & Shareholders' Equity	$2,089,624			$1,960,782
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.06%			0.07%
Net Interest Income and Margin on Total Earning Assets		18,686	3.92%		17,842	4.01%
Tax Equivalent Adjustment		(319)			(351)
Net Interest Income		$18,367	3.86%		$17,491	3.93%
Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis. Loan interest income includes fee income and unearned discount in the amount of $956,000 and $774,000 for the quarters ended March 31, 2014 and 2013, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)

(in thousands)	Three Months Ended
	Mar. 31, 2014 compared to Mar. 31, 2013
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits With Banks	$20	$-	$20
Investment Securities
Government Agency & Government-Sponsored Entities	(22)	6	(16)
Obligations of States and Political Subdivisions - Non-Taxable	(97)	2	(95)
Mortgage Backed Securities	(232)	248	16
Other	15	(6)	9
Total Investment Securities	(336)	250	(86)

Loans & Leases
Real Estate	1,226	(861)	365
Home Equity Line & Loans	(70)	90	20
Agricultural	268	(96)	172
Commercial	175	(68)	107
Consumer	24	(40)	(16)
Other	(2)	-	(2)
Leases	180	-	180
Total Loans & Leases	1,801	(975)	826
Total Earning Assets	1,485	(725)	760

Interest Bearing Liabilities
Interest Bearing Deposits
Transaction	4	-	4
Savings and Money Market	18	(22)	(4)
Time Deposits	(25)	(58)	(83)
Total Interest Bearing Deposits	(3)	(80)	(83)
Other Borrowed Funds	-	-	-
Subordinated Debentures	-	(1)	(1)
Total Interest Bearing Liabilities	(3)	(81)	(84)
Total Change	$1,488	$(644)	$844
Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change." The above figures have been rounded to the nearest whole number.

Net interest income increased $876,000 or 5.0% to $18.4 million during the first quarter of 2014 compared to $17.5 million for the first quarter of 2013. On a fully tax equivalent basis, net interest income increased 4.7% and totaled $18.7 million at March 31, 2014, compared to $17.8 million at March 31, 2013. As more fully discussed below, the increase in net interest income was primarily due to a $126.6 million increase in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended March 31, 2014, the Company’s net interest margin was 3.92% compared to 4.01% for the quarter ended March 31, 2013. This decrease in net interest margin was due primarily to a decline in earning asset yields that exceeded a corresponding drop in funding costs.

Average loans & leases totaled $1.4 billion for the quarter ended March 31, 2014; an increase of $146.8 million compared to the average balance for the quarter ended March 31, 2013. Loans & leases increased from 67.5% of average earning assets at March 31, 2013 to 70.7% at March 31, 2014. As a result of the continuing impact of the sustained low rate environment since late 2008, the annualized yield on the Company’s loan portfolio declined to 4.83% for the quarter ended March 31, 2014, compared to 5.14% for the quarter ended March 31, 2013. Overall, the positive impact on interest revenue from the increase in loan & lease balances was only partially offset by the negative impact of a decline in yields resulting in interest revenue from loans & leases increasing 5.4% to $16.3 million for quarter ended March 31, 2014. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans or leases, the yield earned on investments is generally less than that of loans & leases. Average investment securities totaled $464.2 million for the quarter ended March 31, 2014; a decrease of $52.2 million compared to the average balance for the quarter ended March 31, 2013. Tax equivalent interest income on securities decreased $86,000 to $3.0 million for the quarter ended March 31, 2014, compared to $3.1 million for the quarter ended March 31, 2013. The average investment portfolio yield, on a tax equivalent (TE) basis, was 2.61% for the quarter ended March 31, 2014, compared to 2.41% for the quarter ended March 31, 2013. This increase in yield occurred primarily as a result of the Company’s sale of $28.2 million of lower yielding Mortgage Backed Securities in September 2013. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2014. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Interest bearing deposits with banks consisted of FRB deposits. Deposits with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest bearing deposits with banks for the quarter ended March 31, 2014, was $102.1 million, a decrease of $31.9 million compared to the average balance for the quarter ended March 31, 2013. Interest income on interest bearing deposits with banks for the quarter ended March 31, 2014, increased $20,000 to $64,000 compared to the quarter ended March 31, 2013.

Average interest-bearing liabilities increased $50.7 million or 3.9% during the first quarter of 2014. Of that increase: (1) interest-bearing transaction deposits increased $36.9 million; (2) savings and money market deposits increased $42.6 million; (3) time deposits decreased $28.7 million; (4) Federal Home Loan Bank (“FHLB”) Advances decreased $82,000 (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $600,000 for the first quarter of 2014 as compared to $683,000 million for the first quarter of 2013. The average rate paid on interest-bearing deposits was 0.18% for the first quarter of 2014 compared to 0.22% for the first quarter of 2013. The Company anticipates that this decline in deposit rates, if any, will be much more modest through the remainder of 2014.

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

Allowance for Credit Losses
The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company's loan & lease portfolio as of the balance-sheet date. The allowance is established through a provision for credit losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan & lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of three primary components, specific reserves related to impaired loans & leases, general reserves for inherent losses related to loans & leases that are not impaired and an unallocated component that takes into account the imprecision in estimating and allocating allowance balances associated with macro factors.

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

A restructuring of a loan or lease constitutes a troubled debt restructuring (“TDR”) under ASC 310-40, if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

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

The Company maintains a separate allowance for each portfolio segment (loan & lease type). These portfolio segments include: (1) commercial real estate; (2) agricultural real estate; (3) real estate construction (including land and development loans); (4) residential 1st mortgages; (5) home equity lines and loans; (6) agricultural; (7) commercial; (8) consumer & other; and (9) equipment leases. See “Financial Condition – Loans & Leases” for examples of loans & leases made by the Company. The allowance for credit losses attributable to each portfolio segment, which includes both impaired loans & leases and loans & leases that are not impaired, is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy appears to have stabilized throughout most of the Central Valley, housing prices for the most part have not recovered significantly and unemployment levels remain well above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of March 31, 2014, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

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

The Company made no provision for credit losses during the first quarters of 2014 or 2013. Net recoveries during the first quarter of 2014 were $3,000 compared to net recoveries of $38,000 in the first quarter of 2013. See “Overview – Looking Forward: 2014 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2013 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of March 31, 2014, was adequate.

	Three Months Ended March 31,
Allowance for Credit Losses (in thousands)	2014	2013
Balance at Beginning of Period	$34,274	$34,217
Loans or Leases Charged Off	(30)	(35)
Recoveries of Loans or Leases Previously Charged Off	33	73
Provision Charged to Expense	-	-
Balance at End of Period	$34,277	$34,255

The table below breaks out current quarter activity by portfolio segment (in thousands):

March 31, 2014	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2014	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Charge-Offs	-	-	-	(3)	-	-	-	(27)	-	-	(30)
Recoveries	-	-	-	-	12	1	5	15	-	-	33
Provision	1,248	(189)	423	(5)	(131)	(2,605)	724	7	282	246	-
Ending Balance- March 31, 2014	$6,426	$3,387	$1,077	$1,100	$2,648	$9,601	$6,426	$171	$921	$2,520	$34,277

The Allowance for Credit Losses at March 31, 2014 remained nearly unchanged from December 31, 2013. However, the allowance allocated to the following categories of loans did change materially during the quarter:

•	Commercial Real Estate allowance balances increased $1.2 million, primarily as a result of increased balances of loans risk rated special mention.

•	Agricultural allowance balances decreased $2.6 million, primarily as a result of decreased loan balances.

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

Overall, non-interest income decreased $2.3 million or 42.5% for the three months ended March 31, 2014, compared to the same period of 2013. This decrease was primarily due to: (1) a $166,000 decrease in service charges on deposit accounts related to the Company’s overdraft privilege service; (2) a $732,000 decrease in net gain on sale of investment securities; (3) a $1.2 million decrease in the net gain on deferred compensation investments; and (4) a $209,000 decrease in swap referral fee income.

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

Overall, non-interest expense decreased $1.3 million or 10.2% for the three months ended March 31, 2014, compared to the same period in 2013. This decrease was primarily comprised of: (1) a $1.2 million decrease in the net gain on deferred compensation investments; and (2) a $150,000 decrease in legal fee expense. These decreases were partially offset by a $192,000 increase in salaries and employee benefits primarily related to: (1) new staff added for the LPO’s in Walnut Creek and Irvine; (2) bank-wide raises; and (3) increased medical insurance premiums.

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

Income Taxes
The provision for income taxes decreased 4.5% to $3.6 million for the first quarter of 2014 compared to the first quarter of 2013. The effective tax rate for the first quarter of 2014 was 36.5% compared to 37.7% for the first quarter of 2013. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance; California enterprise zone hiring tax credit; and tax-exempt interest income on municipal securities and loans.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at March 31, 2014, as compared to December 31, 2013 and to March 31, 2013. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans & leases. The debt securities in the Company’s investment portfolio have historically been comprised primarily of: (1) mortgage-backed securities issued by federal government-sponsored entities; (2) debt securities issued by government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, during 2013, the Company began to selectively add investment grade corporate securities (floating rate and fixed rate with maturities less than 5 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity without subjecting the Company to the interest rate risk associated with mortgage-backed securities.

The Company’s investment portfolio at March 31, 2014 was $465.4 million compared to $473.1 million at the end of 2013, a decrease of $7.7 million or 1.6%. At March 31, 2013, the investment portfolio totaled $583.3 million. The mix of the investment portfolio has changed over the past three to five years. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company has invested most of its available funds in either shorter term government agency & government-sponsored entity securities and shorter term (10, 15, and 20 year) mortgage-backed securities. Beginning in late May 2013 rates on 10-year treasuries began to increase from under 2% to a peak of just below 3% in early September 2013, then dropped to around 2.65% at September 30, 2013, and over the past six months have settled into a trading range of 2.60% – 2.90%. As a result of these overall increases in rates, the market value of the Company’s security portfolio has declined. . In late September 2013, the Company took advantage of the pull back in rates to sell $28.2 million of 20-year mortgage-backed securities for a loss of $1.1 million.

The Company's total investment portfolio currently represents 21.9% of the Company’s total assets as compared to 22.8% at December 31, 2013, and 29.6% at March 31, 2013.

As of March 31, 2014 the Company held $62.9 million of municipal investments, of which $48.9 million were bank-qualified municipal bonds, all classified as held-to-maturity. The financial problems experienced by certain municipalities over the past five years, along with the financial stresses exhibited by some of the large monoline bond insurers, has increased the overall risk associated with bank-qualified municipal bonds. This situation caused the Company not to purchase any municipal bonds between late 2006 and year-end 2011. However, during the first quarter of 2012 the Company began investing in bank-qualified municipals that were rated AA or better. As of March 31, 2014 ninety-three percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” Additionally, in order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds and corporate securities. The Company monitors the status of the approximately seven percent ($3.6 million) of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $134.7 million at March 31, 2014, $42.7 million at December 31, 2013 and $12.8 million at March 31, 2013.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of March 31, 2014, December 31, 2013 and March 31, 2013, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

The Company's loan & lease portfolio at March 31, 2014 totaled $1.36 billion, an increase of $136.3 million or 11.1% over March 31, 2013. This increase has occurred despite what has been a difficult economic environment combined with a very competitive pricing environment, and is a result of the Company’s intensified business development efforts directed toward credit-qualified borrowers. No assurances can be made that this growth in the loan & lease portfolio will continue until the economy in the Central Valley of California improves.

Loans & leases at March 31, 2014 decreased $25.2 million from December 31, 2013, primarily as a result of the normal seasonal paydowns of loans made to the Company’s agricultural customers.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	March 31, 2014		December 31, 2013		March 31, 2013
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$406,495	29.8%	$411,037	29.5%	$363,384	29.5%
Agricultural Real Estate	326,112	23.9%	328,264	23.6%	318,823	25.9%
Real Estate Construction	55,751	4.1%	41,092	3.0%	32,681	2.7%
Residential 1st Mortgages	156,094	11.4%	151,292	10.9%	145,419	11.8%
Home Equity Lines and Loans	34,289	2.5%	35,477	2.5%	40,141	3.3%
Agricultural	209,228	15.3%	256,414	18.4%	181,725	14.8%
Commercial	155,802	11.4%	150,398	10.8%	142,115	11.6%
Consumer & Other	4,721	0.3%	5,052	0.4%	4,898	0.4%
Leases	18,168	1.3%	12,733	0.9%	-	0.0%
Total Gross Loans & Leases	1,366,660	100.0%	1,391,759	100.0%	1,229,186	100.0%
Less: Unearned Income	3,630		3,523		2,491
Subtotal	1,363,030		1,388,236		1,226,695
Less: Allowance for Credit Losses	34,277		34,274		34,255
Net Loans & Leases	$1,328,753		$1,353,962		$1,192,440

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of March 31, 2014, classified loans totaled $4.1 million compared to $5.8 million at December 31, 2013 and $22.2 million at March 31, 2013.

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

Non-Accrual Loans & leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of March 31, 2014 non-accrual loans & leases totaled $3.1 million. At December 31, 2013 and March 31, 2013, non-accrual loans totaled $2.6 million and $9.5 million, respectively. The decrease in non-accrual loans & leases was primarily a result of workouts with problem credit related to the dairy industry.

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

As of March 31, 2014, restructured loans & leases on accrual totaled $4.0 million as compared to $4.6 million at December 31, 2013. Restructured loans on accrual at March 31, 2013 were $1.4 million.

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

Non-Performing Assets
(in thousands)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Non-Performing Loans & Leases	$3,133	$2,596	$9,478
Other Real Estate	3,294	4,611	4,743
Total Non-Performing Assets	$6,427	$7,207	$14,221

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.23%	0.19%	0.77%
Restructured Loans & Leases (Performing)	$3,956	$4,649	$1,427

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $1.0 million, $983,000, and $1.3 million have been established for non-performing loans & leases at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Foregone interest income on non-accrual loans & leases which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $13,000 for the three months ended March 31, 2014, $30,500 for the year ended December 31, 2013, and $219,000 for the three months ended March 31, 2013.

The Company reported $3.3 million of ORE at March 31, 2014, $4.6 million at December 31, 2013, and $4.7 million at March 31, 2013. The March 31, 2014 value is net of a $3.7 million reserve for ORE valuation allowance. The December 31, 2013 and March 31, 2013 values are both net of a $4.1 million reserve for ORE valuation allowance.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans or leases as of March 31, 2014, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms or lease payments, or any known events that would result in the loan or lease being designated as non-performing at some future date. However, the Central Valley was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy appears to have stabilized throughout most of the Central Valley, housing prices for the most part have not recovered significantly and unemployment levels remain well above those in other areas of the state and country. See “Part I, Item 1A. Risk Factors” in the Company’s 2013 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at March 31, 2014 have increased $125.4 million or 7.3% compared to March 31, 2013. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; and (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 7.3% since March 31, 2013, the Company’s focus has been on increasing low cost transaction and savings accounts, which have grown at a much faster pace:

•	Demand and interest-bearing transaction accounts increased $102.4 million or 15.2% since March 31, 2013.

•	Savings and money market accounts have increased $49.0 million or 8.3% since March 31, 2013.

•
Time deposit accounts have decreased $26.0 million or 5.8% since March 31, 2013. This decline was the continuing result of an explicit pricing strategy adopted by the Company beginning in 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term government agency & government-sponsored entity securities or overnight Fed Funds. Beginning in 2009, management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction, money market, and/or savings balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s strong deposit growth in transaction, savings and money market accounts, this time deposit decline has not presented any liquidity issues and it has significantly enhanced the Company’s net interest margin and earnings.

The Company's deposit balances at March 31, 2014 have increased $32.9 million or 1.8% compared to December 31, 2013. Savings and money market deposits increased 8.5% or $49.8 million while demand and interest-bearing transaction accounts decreased by $10.8 million or 1.4% and time deposit accounts decreased by $6.1 million or 1.4%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets See “Item 3. Quantitative and Qualitative Disclosures About Market Risk and Liquidity Risk.” These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at March 31, 2014, December 31, 2013, and March 31, 2013. There were no amounts outstanding on the Company’s line of credit with the FRB as of March 31, 2014.

As of March 31, 2014 the Company has additional borrowing capacity of $366.2 million with the Federal Home Loan Bank and $356.7 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

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

At March 31, 2014, December 31, 2013 and March 31, 2013, the Company had no securities sold under agreement to repurchase.

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities. See Note 13 located in “Item 8. Financial Statements and Supplementary Data.” Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our trust preferred securities will continue to qualify as regulatory capital (See “Basel III Regulatory Capital Rules” for a discussion of the potential impact of proposed regulatory guidelines on this qualification). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 3.08% as of March 31, 2014, 3.9% at December 31, 2013 and 3.13% at March 31, 2013. The average rate paid for these securities for the first quarter of 2014 was 3.10% compared to 3.19% for the first quarter of 2013. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $218.0 million at March 31, 2014, $209.9 million at December 31, 2013, and $209.8 million at March 31, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of March 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014
Total Capital to Risk Weighted Assets	$250,461	14.46%	$138,560	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	$228,653	13.20%	$69,280	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	$228,653	10.93%	$83,667	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014
Total Capital to Risk Weighted Assets	$250,398	14.46%	$138,533	8.0%	$173,167	10.0%
Tier 1 Capital to Risk Weighted Assets	$228,595	13.20%	$69,267	4.0%	$103,900	6.0%
Tier 1 Capital to Average Assets	$228,595	10.93%	$83,633	4.0%	$104,542	5.0%

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

In 1998, the Board approved the Company’s first common stock repurchase program. This program has been extended and expanded several times since then, and most recently, on September 11, 2012, the Board of Directors approved increasing the funds available for the Company’s common stock repurchase program to $20 million over the three-year period ending September 30, 2015. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2013 Annual Report on Form 10-K for additional information.

During 2013 and first quarter of 2014, the Company did not repurchase any shares under the Stock Repurchase Program. During 2012, the Company repurchased 1,542 shares under the Stock Repurchase Program at an average per share price of $373. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Program is approximately $20 million.

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008, with Registrar and Transfer Company as Rights Agent. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2013 Annual Report on Form 10-K for further explanation.

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

For a full discussion of the Company’s critical accounting policies and estimates see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2013 Annual Report on Form 10-K.

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

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Commitments to Extend Credit	$508,578	$445,294	$348,165
Letters of Credit	7,509	7,393	6,932
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	-	-	1,833

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 18 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $142,000 at March 31, 2014, December 31, 2013, and March 31, 2013. We do not anticipate any material losses as a result of these transactions.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at March 31, 2014 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2014, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.36% if rates increase by 200 basis points and a decrease in net interest income of 0.31% if rates decline 100 basis points. Comparatively, at December 31, 2013, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.83% if rates increase by 200 basis points and a decrease in net interest income of 0.31% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2013 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $71.0 million and repurchase lines of $100.0 million with major banks. As of March 31, 2014 the Company has additional borrowing capacity of $366.9 million with the Federal Home Loan Bank and $356.96 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At March 31, 2014, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities available-for-sale of approximately $289 million, which represents 13.787% of total assets.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2013 Annual Report to Shareholders on Form 10-K. In management’s opinion, there have been no material changes in risk factors since the filing of the 2013 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2014. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

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

FARMERS & MERCHANTS BANCORP

Date: May 9, 2014	/s/ Kent A, Steinwert
Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2014	/s/ Stephen W. Haley
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