Form 10-Q
period 2014-06-30
FARMERS & MERCHANTS BANCORP
filed 2014-08-08
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares of common stock of the registrant:  Par value $0.01, authorized 7,500,000 shares; issued and outstanding 777,882 as of July 31, 2014

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets

(in thousands)

	June 30, 2014	December 31, 2013	June 30, 2013
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$44,567	$40,966	$43,917
Interest Bearing Deposits with Banks	3,434	42,711	1,389
Total Cash and Cash Equivalents	48,001	83,677	45,306

Investment Securities:
Available-for-Sale	401,732	404,639	475,414
Held-to-Maturity	70,340	68,505	67,059
Total Investment Securities	472,072	473,144	542,473

Loans & Leases	1,499,709	1,388,236	1,295,056
Less: Allowance for Credit Losses	34,290	34,274	34,235
Loans & Leases, Net	1,465,419	1,353,962	1,260,821

Premises and Equipment, Net	23,918	22,887	22,306
Bank Owned Life Insurance	53,037	52,109	51,180
Interest Receivable and Other Assets	90,404	90,294	84,008
Total Assets	$2,152,851	$2,076,073	$2,006,094

Liabilities
Deposits:
Demand	$499,133	$495,963	$429,526
Interest Bearing Transaction	313,879	291,795	248,447
Savings and Money Market	630,194	589,511	588,009
Time	418,829	430,422	444,175
Total Deposits	1,862,035	1,807,691	1,710,157

Federal Home Loan Bank Advances	12,000	-	43,300
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	46,684	48,168	39,271
Total Liabilities	1,931,029	1,866,169	1,803,038

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 777,882 Shares Issued and Outstanding at June 30, 2014, December 31, 2013 and June 30, 2013, respectively	8	8	8
Additional Paid-In Capital	75,014	75,014	75,014
Retained Earnings	144,836	137,350	130,005
Accumulated Other Comprehensive Income (Loss)	1,964	(2,468)	(1,971)
Total Shareholders' Equity	221,822	209,904	203,056
Total Liabilities and Shareholders' Equity	$2,152,851	$2,076,073	$2,006,094
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)
(in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income
Interest and Fees on Loans & Leases	$16,741	$15,906	$33,012	$31,351
Interest on Deposits with Banks	41	3	105	47
Interest on Investment Securities:
Taxable	2,109	2,382	4,224	4,488
Exempt from Federal Tax	567	654	1,164	1,314
Total Interest Income	19,458	18,945	38,505	37,200

Interest Expense
Deposits	598	628	1,198	1,311
Borrowed Funds	-	9	-	9
Subordinated Debentures	80	82	160	163
Total Interest Expense	678	719	1,358	1,483

Net Interest Income	18,780	18,226	37,147	35,717
Provision for Credit Losses	-	250	-	250
Net Interest Income After Provision for Credit Losses	18,780	17,976	37,147	35,467

Non-Interest Income
Service Charges on Deposit Accounts	984	1,069	1,922	2,173
Net Gain on Sale of Investment Securities	31	154	34	889
Increase in Cash Surrender Value of Life Insurance	473	469	928	926
Debit Card and ATM Fees	790	794	1,525	1,521
Net Gain (Loss) on Deferred Compensation Investments	1,087	(286)	1,530	1,404
Other	578	764	1,166	1,548
Total Non-Interest Income	3,943	2,964	7,105	8,461

Non-Interest Expense
Salaries and Employee Benefits	9,137	8,895	17,374	16,940
Net Gain (Loss) on Deferred Compensation Investments	1,087	(286)	1,530	1,404
Occupancy	635	629	1,257	1,250
Equipment	700	678	1,403	1,373
FDIC Insurance	262	246	514	486
Other	1,213	1,940	2,596	3,608
Total Non-Interest Expense	13,034	12,102	24,674	25,061

Income Before Income Taxes	9,689	8,838	19,578	18,867
Provision for Income Taxes	3,585	3,273	7,192	7,051
Net Income	$6,104	$5,565	$12,386	$11,816
Basic Earnings Per Common Share	$7.84	$7.15	$15.92	$15.19
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$6,104	$5,565	$12,386	$11,816

Other Comprehensive Income (Loss)
Increase (Decrease) in Net Unrealized Gains (Losses) on Available-for-Sale Securities	4,633	(12,771)	7,681	(14,588)
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	(31)	(154)	(34)	(889)
Deferred Tax (Expense) Benefit	(1,935)	5,434	(3,215)	6,507
Change in Net Unrealized Gains (Losses) on Available-for-Sale Securities, Net of Tax	2,667	(7,491)	4,432	(8,970)

Total Other Comprehensive Income (Loss)	2,667	(7,491)	4,432	(8,970)

Comprehensive Income (Loss)	$8,771	$(1,926)	$16,818	$2,846
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)

(in thousands except share data)					Accumulated
	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balance, January 1, 2013	777,882	$8	$75,014	$123,012	$6,999	$205,033
Net Income		-	-	11,816	-	11,816
Cash Dividends Declared on						-
Common Stock ($6.20 per share)		-	-	(4,823)	-	(4,823)
Change in Net Unrealized Loss on Securities Available-for-Sale, Net of Tax		-	-	-	(8,970)	(8,970)
Balance, June 30, 2013	777,882	$8	$75,014	$130,005	$(1,971)	$203,056

Balance, January 1, 2014	777,882	$8	$75,014	$137,350	$(2,468)	$209,904
Net Income		-	-	12,386	-	12,386
Cash Dividends Declared on						-
Common Stock ($6.30 per share)		-	-	(4,900)	-	(4,900)
Change in Net Unrealized Gains on Securities Available-for-Sale, Net of Tax		-	-	-	4,432	4,432
Balance, June 30, 2014	777,882	$8	$75,014	$144,836	$1,964	$221,822
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2014	June 30, 2013
Operating Activities:
Net Income	$12,386	$11,816
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Credit Losses	-	250
Depreciation and Amortization	666	782
Net Amortization of Investment Security Premiums & Discounts	808	1,806
Net Gain on Sale of Investment Securities	(34)	(889)
Net Gain on Sale of Property & Equipment	(8)	-
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(4,105)	(5,297)
Net (Decrease) Increase in Interest Payable and Other Liabilities	(1,484)	1,954
Net Cash Provided by Operating Activities	8,229	10,422
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(25,841)	(220,941)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	35,466	147,050
Purchase of Investment Securities Held-to-Maturity	(12,194)	(305)
Proceeds from Matured or Called Securities Held-to-Maturity	10,366	1,619
Net Loans & Leases Paid, Originated or Acquired	(111,616)	(48,683)
Principal Collected on Loans & Leases Previously Charged Off	159	297
Additions to Premises and Equipment	(1,712)	(187)
Proceeds from Sale of Property & Equipment	23	-
Net Cash Used by Investing Activities	(105,349)	(121,150)
Financing Activities:
Net Increase (Decrease) in Deposits	54,344	(11,869)
Net Changes in Other Borrowings	12,000	43,300
Cash Dividends	(4,900)	(4,823)
Net Cash Provided by Financing Activities	61,444	26,608
Decrease in Cash and Cash Equivalents	(35,676)	(84,120)
Cash and Cash Equivalents at Beginning of Period	83,677	129,426
Cash and Cash Equivalents at End of Period	$48,001	$45,306
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$-	$2,190
Cash Payments Made for Income Taxes	$7,500	$11,706
Interest Paid	$1,361	$1,543
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three-month and six-month periods ended June 30, 2014 may not necessarily be indicative of future operating results.

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

A loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Impaired loans or leases are either: (1) non-accrual loans & leases; or (2) restructured loans & leases that are still accruing interest. Loans or leases determined to be impaired are individually evaluated for impairment. When a loan or lease is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan or lease's effective interest rate, except that as a practical expedient, it may measure impairment based on a loan's or lease’s observable market price, or the fair value of the collateral if the loan or lease is collateral dependent. A loan or lease is collateral dependent if the repayment of the loan or lease is expected to be provided solely by the underlying collateral.

A restructuring of a loan or lease constitutes a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the borrower’s (the term “borrower” is used herein to describe a customer who has entered into either a loan or lease transaction) financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans & leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans & leases that are reported as TDRs are considered impaired and measured for impairment as described above.

Generally, the Company will not restructure loans or leases for borrowers unless: (1) the existing loan or lease is brought current as to principal and interest payments; and (2) the restructured loan or lease can be underwritten to reasonable underwriting standards. If these standards are not met other actions will be pursued (e.g., foreclosure) to collect outstanding loan or lease amounts. After restructure a determination is made whether the loan or lease will be kept on accrual status based upon the underwriting and historical performance of the restructured credit.

Allowance for Credit Losses
The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company's loan & lease portfolio as of the balance sheet date. The allowance is established through a provision for credit losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan & lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of three primary components: specific reserves related to impaired loans & leases; general reserves for inherent losses related to loans & leases that are not impaired; and an unallocated component that takes into account the imprecision in estimating and allocating allowance balances associated with macro factors.

The determination of the general reserve for loans & leases that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, qualitative factors that include economic trends in the Company's service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan & lease portfolio, and probable losses inherent in the portfolio taken as a whole.

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

The Company assigns a risk rating to all loans & leases and periodically performs detailed reviews of all such loans & leases over a certain threshold to identify credit risks and assess overall collectability. For smaller balance loans & leases, such as consumer and residential real estate, a credit grade is established at inception, and then updated only when the loan or lease becomes contractually delinquent or when the borrower requests a modification. For larger balance loans, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans & leases. These credit quality indicators are used to assign a risk rating to each individual loan or lease. These risk ratings are also subject to examination by independent specialists engaged by the Company. The risk ratings can be grouped into five major categories, defined as follows:

Pass – A pass loan or lease is a strong credit with no existing or known potential weaknesses deserving of management's close attention.

Special Mention – A special mention loan or lease has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease at some future date. Special Mention loans & leases are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

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

Leases – Equipment leases subject the Company, as Lessor, to both the credit risk of the borrower and the residual value risk of the equipment. Credit risks are underwritten using the same credit criteria the Company would make an equipment term loan under. Residual value risk is managed through the use of qualified, independent appraisers that establish the residual values the Company uses in structuring a lease.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of or for the period ended June 30, 2014, December 31, 2013 or June 30, 2013.

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

2.	Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows (in thousands):

	Amortized	Gross Unrealized		Fair/Book
June 30, 2014	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$18,230	$194	$-	$18,424
Mortgage Backed Securities (1)	323,518	5,688	2,871	326,335
Corporate Securities	54,283	393	15	54,661
Other	2,312	-	-	2,312
Total	$398,343	$6,275	$2,886	$401,732

	Amortized	Gross Unrealized		Fair/Book
December 31, 2013	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$28,287	$149	$-	$28,436
Mortgage Backed Securities (1)	329,469	3,026	7,566	324,929
Corporate Securities	49,247	280	147	49,380
Other	1,894	-	-	1,894
Total	$408,897	$3,455	$7,713	$404,639

	Amortized	Gross Unrealized		Fair/Book
June 30, 2013	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$26,327	$155	$-	$26,482
Obligations of States and Political Subdivisions	5,612	-	-	5,612
Mortgage Backed Securities (1)	396,041	4,373	7,840	392,574
Corporate Securities	49,647	180	267	49,560
Other	1,186	-	-	1,186
Total	$478,813	$4,708	$8,107	$475,414

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
June 30, 2014	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$67,866	$683	$90	$68,459
Other	2,474	-	-	2,474
Total	$70,340	$683	$90	$70,933

	Book	Gross Unrealized		Fair
December 31, 2013	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$65,685	$812	$627	$65,870
Mortgage Backed Securities (1)	45	-	-	45
Other	2,775	-	-	2,775
Total	$68,505	$812	$627	$68,690

	Book	Gross Unrealized		Fair
June 30, 2013	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$64,648	$1,252	$531	$65,369
Mortgage Backed Securities (1)	217	3	-	220
Other	2,194	-	-	2,194
Total	$67,059	$1,255	$531	$67,783

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

In June 2014, the Company sold $375,000 of municipal bonds from a single issuer. The Company took this action under the provisions of ASC 320-10-25-6(a), which allow for the sale of HTM securities where there is “evidence of a significant deterioration in the issuer’s creditworthiness.” The resulting income statement impact was not material.

The amortized cost and estimated fair values of investment securities at June 30, 2014 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
June 30, 2014	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$27,372	$27,420	$1,930	$1,937
After one year through five years	44,209	44,582	18,971	19,299
After five years through ten years	3,244	3,395	18,360	18,606
After ten years	-	-	31,079	31,091
	74,825	75,397	70,340	70,933

Investment securities not due at a single maturity date:
Mortgage-backed securities	323,518	326,335	-	-

Total	$398,343	$401,732	$70,340	$70,933

Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
June 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Mortgage Backed Securities	$-	$-	$92,992	$2,871	92,992	$2,871
Corporate Securities	8,390	4	2,738	11	11,128	15
Total	$8,390	$4	$95,730	$2,882	$104,120	$2,886

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$4,740	$32	$5,137	$58	$9,877	$90
Total	$4,740	$32	$5,137	$58	$9,877	$90

	Less Than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Mortgage Backed Securities	$195,736	$7,566	$-	$-	$195,736	$7,566
Corporate Securities	15,297	106	2,457	41	17,754	147
Total	$211,033	$7,672	$2,457	$41	$213,490	$7,713

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$9,518	$627	$-	$-	$9,518	$627
Total	$9,518	$627	$-	$-	$9,518	$627

	Less Than 12 Months		12 Months or More		Total
June 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Mortgage Backed Securities	$205,363	$7,840	$-	$-	$205,363	$7,840
Corporate Securities	30,597	267	-	-	30,597	267
Total	$235,960	$8,107	$-	$-	$235,960	$8,107

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$9,626	$531	$-	$-	$9,626	$531
Total	$9,626	$531	$-	$-	$9,626	$531

As of June 30, 2014, the Company held 337 investment securities of which 17 were in a loss position for less than twelve months and 23 securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – There were no unrealized losses on the Company's investments in securities of government agency and government sponsored entities at June 30, 2014, December 31, 2013 and June 30, 2013.

Mortgage Backed Securities - The unrealized losses on the Company's investment in mortgage backed securities were $2.9 million, $7.6 million, and $7.8 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014, December 31, 2013 and June, 2013, respectively.

Obligations of States and Political Subdivisions - The financial problems experienced by certain municipalities over the past six years, along with the financial stresses exhibited by some of the large monoline bond insurers have increased the overall risk associated with bank-qualified municipal bonds. As of June 30, 2014, over ninety-six percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately four percent of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security. In June 2014, the Company sold $375,000 of municipal bonds from a single issuer. The Company took this action under the provisions of ASC 320-10-25-6(a), which allow for the sale of HTM securities where there is “evidence of a significant deterioration in the issuer’s creditworthiness.” The resulting income statement impact was not material.

The unrealized losses on the Company’s investment in obligation of states and political subdivision were $90,000, $627,000, and $531,000 at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

Corporate Securities - The unrealized losses on the Company’s investment in corporate securities were $15,000, $147,000, and $267,000 at June 30, 2014, December 31, 2013, and June 30, 2013. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

Proceeds from sales and calls of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Proceeds	$6,969	$4,356	$9,917	$49,615
Gains	31	154	34	903
Losses	-	-	-	14

Pledged Securities
As of June 30, 2014, securities carried at $329.0 million were pledged to secure public deposits, FHLB borrowings, and other government agency deposits as required by law. This amount at December 31, 2013, was $334.8 million.

3.	Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

June 30, 2014	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2014	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Charge-Offs	-	-	-	(33)	(65)	-	-	(45)	-	-	(143)
Recoveries	-	-	-	-	51	2	77	29	-	-	159
Provision	1,813	101	636	19	(16)	(3,916)	1,603	33	469	(742)	-
Ending Balance- June 30, 2014	$6,991	$3,677	$1,290	$1,094	$2,737	$8,291	$7,377	$193	$1,108	$1,532	$34,290
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2014	$6,426	$3,387	$1,077	$1,100	$2,648	$9,601	$6,426	$171	$921	$2,520	$34,277
Charge-Offs	-	-	-	(30)	(65)	-	-	(18)	-	-	(113)
Recoveries	-	-	-	-	39	1	72	14	-	-	126
Provision	565	290	213	24	115	(1,311)	879	26	187	(988)	-
Ending Balance- June 30, 2014	$6,991	$3,677	$1,290	$1,094	$2,737	$8,291	$7,377	$193	$1,108	$1,532	$34,290
Ending Balance Individually Evaluated for Impairment	218	-	241	329	315	118	807	45	-	-	2,073
Ending Balance Collectively Evaluated for Impairment	6,773	3,677	1,049	765	2,422	8,173	6,570	148	1,108	1,532	32,217
Loans & Leases:
Ending Balance	$428,529	$358,933	$81,647	$160,418	$34,453	$228,745	$179,948	$4,881	$22,155	$-	$1,499,709
Ending Balance Individually Evaluated for Impairment	21,719	-	4,446	1,647	1,597	534	4,898	45	-	-	34,886
Ending Balance Collectively Evaluated for Impairment	406,810	358,933	77,201	158,771	32,856	228,211	175,050	4,836	22,155	-	1,464,823

December 31, 2013	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2013	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$-	$854	$34,217
Charge-Offs	(6)	(575)	-	(16)	(91)	(23)	(60)	(120)	-	-	(891)
Recoveries	-	-	-	-	115	42	312	54	-	-	523
Provision	(1,280)	1,274	(332)	(95)	(492)	1,749	(2,518)	60	639	1,420	425
Ending Balance- December 31, 2013	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Ending Balance Individually Evaluated for Impairment	-	-	-	414	209	122	820	51	-	-	1,616
Ending Balance Collectively Evaluated for Impairment	5,178	3,576	654	694	2,558	12,083	4,877	125	639	2,274	32,658
Loans & Leases:
Ending Balance	$407,514	$328,264	$41,092	$151,292	$35,477	$256,414	$150,398	$5,052	$12,733	$-	$1,388,236
Ending Balance Individually Evaluated for Impairment	22,176	-	4,500	2,072	1,045	522	5,250	51	-	-	35,616
Ending Balance Collectively Evaluated for Impairment	385,338	328,264	36,592	149,220	34,432	255,892	145,148	5,001	12,733	-	1,352,620

June 30, 2013	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2013	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$-	$854	$34,217
Charge-Offs	-	(400)	-	(16)	(22)	(23)	(4)	(64)	-	-	(529)
Recoveries	-	-	-	-	20	20	236	21	-	-	297
Provision	(732)	1,004	(9)	(166)	(249)	123	880	29	-	(630)	250
Ending Balance- June 30, 2013	$5,732	$3,481	$977	$1,037	$2,984	$10,557	$9,075	$168	$-	$224	$34,235
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2013	$6,671	$3,795	$969	$1,260	$3,209	$9,412	$7,966	$163	$-	$810	$34,255
Charge-Offs	-	(400)	-	-	(21)	(23)	(4)	(46)	-	-	(494)
Recoveries	-	-	-	-	18	7	189	10	-	-	224
Provision	(939)	86	8	(223)	(222)	1,161	924	41	-	(586)	250
Ending Balance- June 30, 2013	$5,732	$3,481	$977	$1,037	$2,984	$10,557	$9,075	$168	$-	$224	$34,235
Ending Balance Individually Evaluated for Impairment	801	300	231	26	273	601	204	55	-	-	2,491
Ending Balance Collectively Evaluated for Impairment	4,931	3,181	746	1,011	2,711	9,956	8,871	113	-	224	31,744
Loans & Leases:
Ending Balance	$393,159	$312,588	$32,718	$136,473	$37,498	$214,760	$159,647	$5,546	$2,667	$-	$1,295,056
Ending Balance Individually Evaluated for Impairment	25,485	5,817	4,552	1,727	1,215	1,704	542	56	-	-	41,098
Ending Balance Collectively Evaluated for Impairment	367,674	306,771	28,166	134,746	36,283	213,056	159,105	5,490	2,667	-	1,253,958

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $28.1 million at June 30, 2014, $28.4 million at December 31, 2013 and $29.1 million at June 30, 2013, which are no longer disclosed or classified as TDR’s.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

June 30, 2014	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$417,627	$10,780	$122	$428,529
Agricultural Real Estate	358,933	-	-	358,933
Real Estate Construction	80,015	1,632	-	81,647
Residential 1st Mortgages	159,098	759	561	160,418
Home Equity Lines & Loans	33,717	-	736	34,453
Agricultural	227,891	785	69	228,745
Commercial	157,709	20,557	1,682	179,948
Consumer & Other	4,622	-	259	4,881
Leases	22,155	-	-	22,155
Total	$1,461,767	$34,513	$3,429	$1,499,709

December 31, 2013	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$398,488	$7,979	$1,047	$407,514
Agricultural Real Estate	325,926	2,338	-	328,264
Real Estate Construction	39,460	1,632	-	41,092
Residential 1st Mortgages	149,798	774	720	151,292
Home Equity Lines & Loans	34,821	-	656	35,477
Agricultural	255,443	889	82	256,414
Commercial	132,008	15,426	2,964	150,398
Consumer & Other	4,763	-	289	5,052
Leases	12,733	-	-	12,733
Total	$1,353,440	$29,038	$5,758	$1,388,236

June 30, 2013	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$378,570	$7,817	$6,772	$393,159
Agricultural Real Estate	304,516	1,936	6,136	312,588
Real Estate Construction	26,534	6,184	-	32,718
Residential 1st Mortgages	134,766	786	921	136,473
Home Equity Lines & Loans	36,407	-	1,091	37,498
Agricultural	212,923	526	1,311	214,760
Commercial	153,445	5,861	341	159,647
Consumer & Other	5,260	-	286	5,546
Leases	2,667	-	-	2,667
Total	$1,255,088	$23,110	$16,858	$1,295,056

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at June 30, 2014, December 31, 2013, and June 30, 2013, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated (in thousands):

June 30, 2014	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$428,529	$428,529
Agricultural Real Estate	-	-	-	-	358,933	358,933
Real Estate Construction	-	-	-	-	81,647	81,647
Residential 1st Mortgages	-	-	289	289	160,129	160,418
Home Equity Lines & Loans	-	-	576	576	33,877	34,453
Agricultural	-	-	26	26	228,719	228,745
Commercial	-	-	1,613	1,613	178,335	179,948
Consumer & Other	72	-	15	87	4,794	4,881
Leases	-	-	-	-	22,155	22,155
Total	$72	$-	$2,519	$2,591	$1,497,118	$1,499,709

December 31, 2013	Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Loans & Leases:
Commercial Real Estate	$773	$-	$-	$773	$406,741	$407,514
Agricultural Real Estate	607	-	-	607	327,657	328,264
Real Estate Construction	-	-	-	-	41,092	41,092
Residential 1st Mortgages	-	-	324	324	150,968	151,292
Home Equity Lines & Loans	52	-	406	458	35,019	35,477
Agricultural	-	-	35	35	256,379	256,414
Commercial	-	-	1,815	1,815	148,583	150,398
Consumer & Other	19	-	16	35	5,017	5,052
Leases	-	-	-	-	12,733	12,733
Total	$1,451	$-	$2,596	$4,047	$1,384,189	$1,388,236

June 30, 2013	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Loans & Leases:
Commercial Real Estate	$-	$-	$2,873	$2,873	$390,286	$393,159
Agricultural Real Estate	-	-	5,817	5,817	306,771	312,588
Real Estate Construction	-	-	-	-	32,718	32,718
Residential 1st Mortgages	-	-	202	202	136,271	136,473
Home Equity Lines & Loans	152	-	243	395	37,103	37,498
Agricultural	-	-	997	997	213,763	214,760
Commercial	1	-	277	278	159,369	159,647
Consumer & Other	16	-	18	34	5,512	5,546
Leases	-	-	-	-	2,667	2,667
Total	$169	$-	$10,427	$10,596	$1,284,460	$1,295,056

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

				Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$97	$97	$-	$98	$2	$99	$4
Home Equity Lines & Loans	-	-	-	339	-	339	-
Agricultural	27	37	-	30	-	32	-
Commercial	3,150	3,151	-	3,241	27	3,322	54
	$3,274	$3,285	$-	$3,708	$29	$3,792	$58
With an allowance recorded:
Residential 1st Mortgages	$442	$527	$89	427	$1	509	2
Home Equity Lines & Loans	913	960	182	654	3	598	3
Agricultural	473	473	118	473	7	477	14
Commercial	1,613	1,657	807	1,620	-	1,627	-
Consumer & Other	45	49	45	47	-	48	1
	$3,486	$3,666	$1,241	$3,221	$11	$3,259	$20
Total	$6,760	$6,951	$1,241	$6,929	$40	$7,051	$78

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$102	$101	$-	$865	$8
Agricultural Real Estate	-	-	-	2,185	-
Residential 1st Mortgages	-	-	-	450	11
Home Equity Lines and Loans	-	-	-	228	5
Agricultural	35	43	-	586	-
Commercial	3,474	3,532	-	939	13
	$3,611	$3,676	$-	$5,253	$37
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$2	$-
Agricultural Real Estate	-	-	-	823	-
Residential 1st Mortgages	769	826	154	254	6
Home Equity Lines and Loans	689	821	138	332	3
Agricultural	488	488	122	1,002	31
Commercial	1,641	1,657	820	1,072	6
Consumer & Other	50	53	50	126	3
	$3,637	$3,845	$1,284	$3,611	$49
Total	$7,248	$7,521	$1,284	$8,864	$86

				Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$2,973	$2,993	$-	$1,540	$2	$869	$4
Agricultural Real Estate	4,382	4,673	-	3,945	-	4,209	-
Residential 1st Mortgages	530	580	-	633	4	665	7
Home Equity Lines & Loans	374	397	-	312	1	417	2
Agricultural	457	503	-	1,105	-	1,474	-
Commercial	92	92	-	98	2	102	4
	$8,808	$9,238	$-	$7,633	$9	$7,736	$17
With an allowance recorded:
Commercial Real Estate	$7	$6	$6	$4	$-	$2	$-
Agricultural Real Estate	1,449	1,843	300	1,645	-	1,283	-
Home Equity Lines & Loans	243	289	243	198	-	186	-
Agricultural	1,043	1,068	596	1,516	8	1,757	16
Commercial	418	430	202	281	2	213	4
Consumer & Other	56	58	55	201	1	202	2
	$3,216	$3,694	$1,402	$3,845	$11	$3,643	$22
Total	$12,024	$12,932	$1,402	$11,478	$20	$11,379	$39

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

At June 30, 2014, the Company allocated $1.1 million of specific reserves to $6.2 million of troubled debt restructured loans & leases, of which $4.2 million were performing. The Company had no commitments at June 30, 2014 to lend additional amounts to customers with outstanding loans or leases that are classified as troubled debt restructurings.

During the three and six month periods ending June 30, 2014, the terms of certain loans & leases were modified as troubled debt restructurings. The modification of the terms of such loans & leases can include one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate were for periods ranging from 5 years to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 5 years to 30 years.

The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three and six-month periods ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	1	$69	$60	3	$316	$305
Home Equity Lines & Loans	2	47	42	3	79	74
Total	3	$116	$102	6	$395	$379

The TDRs described above had no impact on the allowance for credit losses but resulted in charge-offs of $14,000 and $17,000 for the three and six-month periods ended June 30, 2014

During the three and six-months ended June 30, 2014, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

During the three and six month periods ending June 30, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan

Modifications involving a reduction of the stated interest rate of the loan were for periods of 5 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 10 years.

The following table presents loans by class modified as troubled debt restructured loans or leases during the three and six month periods ended June 30, 2013 (in thousands):

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

The TDRs described above increased the allowance for credit losses by $0 and $4,000 and resulted in charge-offs of $11,000 and $17,000 for the three and six-month periods ending June 30, 2013.

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

The Company does not record all loans & leases at fair value on a recurring basis. However, from time to time, a loan or lease is considered impaired and an allowance for credit losses is established. Once a loan or lease is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans  or leases is estimated using one of several methods, including collateral value when the loan or lease is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans & leases not requiring an allowance represent loans & leases for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans & leases. Impaired loans & leases where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses observable data, the Company records the impaired loan or lease as nonrecurring Level 2.  Otherwise, the Company records the impaired loan or lease as nonrecurring Level 3.

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

		Fair Value Measurements At June 30, 2014, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$18,424	$13,412	$5,012	$-
Mortgage Backed Securities	326,335	-	326,335	-
Corporate Securities	54,661	8,982	45,679	-
Other	2,312	2,002	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$401,732	$24,396	$377,336	$-

		Fair Value Measurements At December 31, 2013, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$28,436	$23,394	$5,042	$-
Mortgage Backed Securities	324,929	-	324,929	-
Corporate Securities	49,380	8,191	41,189	-
Other	1,894	1,584	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$404,639	$33,169	$371,470	$-

		Fair Value Measurements At June 30, 2013, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$26,482	$21,416	$5,066	$-
Obligations of States and Political Subdivisions	5,612	-	-	5,612
Mortgage Backed Securities	392,574	-	392,574	-
Corporate Securities	49,560	8,122	41,438	-
Other	1,186	876	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$475,414	$30,414	$439,388	$5,612

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the three and six-months ended June 30, 2014 and 2013, there were no transfers in or out of level 1, 2, or 3.

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

		Fair Value Measurements At June 30, 2014, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgages	$354	$-	$-	$354
Home Equity Lines and Loans	729	-	-	729
Agricultural	354	-	-	354
Commercial	807	-	-	807
Total Impaired Loans	2,244	-	-	2,244
Other Real Estate
Real Estate Construction	2,441	-	-	2,441
Agricultural Real Estate	853	-	-	853
Total Other Real Estate	3,294	-	-	3,294
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,538	$-	$-	$5,538

		Fair Value Measurements At December 31, 2013, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgages	$614	$-	$-	$614
Home Equity Lines and Loans	551	-	-	551
Agricultural	366	-	-	366
Commercial	820	-	-	820
Total Impaired Loans	2,351	-	-	2,351
Other Real Estate
Real Estate Construction	2,399	-	-	2,399
Agricultural Real Estate	2,212	-	-	2,212
Total Other Real Estate	4,611	-	-	4,611
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,962	$-	$-	$6,962

		Fair Value Measurements At June 30, 2013, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Agricultural Real Estate	$1,143	$-	$-	$1,143
Residential 1st Mortgages	283	-	-	283
Home Equity Lines and Loans	184	-	-	184
Agricultural	672	-	-	672
Commercial	216	-	-	216
Total Impaired Loans	2,498	-	-	2,498
Other Real Estate
Real Estate Construction	2,399	-	-	2,399
Total Other Real Estate	2,399	-	-	2,399
Total Assets Measured at Fair Value On a Non-Recurring Basis	$4,897	$-	$-	$4,897

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2014:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Residential 1st Mortgages	$354	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	11% -21%, 14%
Home Equity Lines and Loans	$729	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	2% - 14%, 11%
Agricultural	$354	Income Approach	Capitalization Rate	14% - 14%, 14%
Commercial	$807	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	13% - 13%, 13%

Other Real Estate
Real Estate Construction	$2,441	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%
Agricultural Real Estate	$853	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%

5.	Fair Value of Financial Instruments

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated.

		Fair Value of Financial Instruments Using
June 30, 2014 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$48,001	$48,001	$-	$-	$48,001

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	18,424	13,412	5,012	-	18,424
Mortgage Backed Securities	326,335	-	326,335	-	326,335
Corporate Securities	54,661	8,982	45,679	-	54,661
Other	2,312	2,002	310	-	2,312
Total Investment Securities Available-for-Sale	401,732	24,396	377,336	-	401,732

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	67,866	-	54,736	13,723	68,459
Other	2,474	-	2,474	-	2,474
Total Investment Securities Held-to-Maturity	70,340	-	57,210	13,723	70,933

FHLB Stock	7,677	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	421,538	-	-	421,007	421,007
Agricultural Real Estate	355,256	-	-	358,283	358,283
Real Estate Construction	80,357	-	-	80,700	80,700
Residential 1st Mortgages	159,324	-	-	163,038	163,038
Home Equity Lines and Loans	31,716	-	-	33,854	33,854
Agricultural	220,454	-	-	219,426	219,426
Commercial	172,571	-	-	172,661	172,661
Consumer & Other	4,688	-	-	4,747	4,747
Leases	21,047			20,743	20,743
Unallocated Allowance	(1,532)	-	-	(1,532)	(1,532)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,465,419	-	-	1,472,927	1,472,927
Accrued Interest Receivable	7,684	-	7,684	-	7,684

Liabilities:
Deposits:
Demand	499,133	499,133	-	-	499,133
Interest Bearing Transaction	313,879	313,878	-	-	313,878
Savings and Money Market	630,194	630,195	-	-	630,195
Time	418,829	-	418,969	-	418,969
Total Deposits	1,862,035	1,443,206	418,969	-	1,862,175
FHLB Advances & Securities Sold Under Agreement to Repurchase	12,000	-	12,000	-	12,000
Subordinated Debentures	10,310	-	6,222	-	6,222
Accrued Interest Payable	349	-	349	-	349

		Fair Value of Financial Instruments Using
December 31, 2013 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$83,677	$83,677	$-	$-	$83,677

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	28,436	23,394	5,042	-	28,436
Mortgage Backed Securities	324,929	-	324,929	-	324,929
Corporate Securities	49,380	8,191	41,189	-	49,380
Other	1,894	1,584	310	-	1,894
Total Investment Securities Available-for-Sale	404,639	33,169	371,470	-	404,639

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	65,685	-	51,563	14,307	65,870
Mortgage Backed Securities	45	-	45	-	45
Other	2,775	-	2,775	-	2,775
Total Investment Securities Held-to-Maturity	68,505	-	54,383	14,307	68,690

FHLB Stock	7,187	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	402,336	-	-	403,790	403,790
Agricultural Real Estate	324,688	-	-	328,704	328,704
Real Estate Construction	40,438	-	-	40,800	40,800
Residential 1st Mortgages	150,184	-	-	153,352	153,352
Home Equity Lines and Loans	32,710	-	-	35,250	35,250
Agricultural	244,209	-	-	242,950	242,950
Commercial	144,701	-	-	145,131	145,131
Consumer & Other	4,876	-	-	4,912	4,912
Leases	12,094	-	-	11,851	11,851
Unallocated Allowance	(2,274)	-	-	(2,274)	(2,274)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,353,962	-	-	1,364,466	1,364,466
Accrued Interest Receivable	6,941	-	6,941	-	6,941

Liabilities:
Deposits:
Demand	495,963	495,963	-	-	495,963
Interest Bearing Transaction	291,795	291,795	-	-	291,795
Savings and Money Market	589,511	589,511	-	-	589,511
Time	430,422	-	430,752	-	430,752
Total Deposits	1,807,691	1,377,269	430,752	-	1,808,021
Subordinated Debentures	10,310	-	6,224	-	6,224
Accrued Interest Payable	352	-	352	-	352

		Fair Value of Financial Instruments Using
June 30, 2013 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$45,306	$45,306	$-	$-	$45,306

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	26,482	21,416	5,066	-	26,482
Obligations of States and Political Subdivisions	5,612	-	-	5,612	5,612
Mortgage Backed Securities	392,574		392,574	-	392,574
Corporate Securities	49,560	8,122	41,438	-	49,560
Other	1,186	876	310	-	1,186
Total Investment Securities Available-for-Sale	475,414	30,414	439,388	5,612	475,414

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	64,648	-	58,009	7,360	65,369
Mortgage Backed Securities	217	-	220	-	220
Other	2,194	-	2,194	-	2,194
Total Investment Securities Held-to-Maturity	67,059	-	60,423	7,360	67,783

FHLB Stock	7,187	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	387,427	-	-	387,017	387,017
Agricultural Real Estate	309,107	-	-	310,902	310,902
Real Estate Construction	31,741	-	-	31,901	31,901
Residential 1st Mortgages	135,436	-	-	137,951	137,951
Home Equity Lines and Loans	34,514	-	-	37,225	37,225
Agricultural	204,203	-	-	201,957	201,957
Commercial	150,572	-	-	149,593	149,593
Consumer & Other	5,378	-	-	5,400	5,400
Leases	2,667	-	-	2,667	2,667
Unallocated Allowance	(224)	-	-	(224)	(224)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,260,821	-	-	1,264,389	1,264,389
Accrued Interest Receivable	7,609	-	7,609	-	7,609

Liabilities:
Deposits:
Demand	429,526	429,526	-	-	429,526
Interest Bearing Transaction	248,447	248,447	-	-	248,447
Savings and Money Market	588,009	588,009	-	-	588,009
Time	444,175	-	444,579	-	444,579
Total Deposits	1,710,157	1,265,982	444,579	-	1,710,561
FHLB Advances & Securities Sold Under Agreement to Repurchase	43,300	-	43,300	-	43,300
Subordinated Debentures	10,310	-	5,665	-	5,665
Accrued Interest Payable	438	-	438	-	438

Fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014, December 31, 2013, and June 30, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

6.	Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. On May 19, 2014, the Board of Directors of Farmers & Merchants Bancorp announced a mid-year cash dividend of $6.30 per share, a 1.6% increase over the $6.20 per share paid on July 1, 2013. The cash dividend was paid on July 1, 2014, to shareholders of record on June 9, 2014.

Basic earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per share for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30		Six Months Ended June 30,
(net income in thousands)	2014	2013	2014	2013
Net Income	$6,104	$5,565	$12,386	$11,816
Average Number of Common Shares Outstanding	777,882	777,882	777,882	777,882
Basic Earnings Per Common Share	$7.84	$7.15	$15.92	$15.19

7.	Recent Accounting Pronouncements

In May, 2014, the FASB has made available Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company does not anticipate that the adoption of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosure.

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

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2014. This analysis should be read in conjunction with our 2013 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include the following: (1) continuing economic sluggishness in the Central Valley of California; (2) significant changes in interest rates and prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (8) ongoing drought conditions in California and the resulting impact on the Company’s agricultural customers; and (9) other factors discussed in Item 1A. Risk Factors located in the Company’s 2013 Annual Report on Form 10-K.

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

During 2013: (1) the Company expanded its service area by establishing loan production offices (“LPO”) in Irvine, CA and Walnut Creek, CA; and (2) established equipment leasing as a new line of business. In March 2014, the Irvine LPO was converted to a full-service branch. The Company intends to convert the Walnut Creek LPO to a full-service branch in the near future. Experienced lending and equipment leasing professionals have been hired to staff these offices. Both of these areas have strong local economies, and will help diversify some of the concentration risks that the Company now has in the Central Valley and the agricultural industry. The Irvine location is also the headquarters for the Company’s equipment leasing activities.

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

For the three and six months ended June 30, 2014, Farmers & Merchants Bancorp reported net income of $6,104,000 and $12,386,000, earnings per share of $7.84 and $15.92 and return on average assets of 1.16% and 1.18%, respectively. Return on average shareholders’ equity was 11.13% and 11.41% for the three and six months ended June 30, 2014.

For the three and six months ended June 30, 2013, Farmers & Merchants Bancorp reported net income of $5,565,000 and $11,816,000, earnings per share of $7.15 and $15.19 and return on average assets of 1.13% and 1.20%, respectively. Return on average shareholders’ equity was 10.62% and 11.32% for the three and six months ended June 30, 2013.

The primary reasons for the Company’s improved earnings performance in the first six months of 2014 as compared to the same period last year were: (1) a $1.4 million increase in net interest income; (2) a $250,000 decrease in the provision for credit losses; and (3) a $1.0 million decrease in other non-interest expense mainly due to decreased legal fee expense and a decrease in operating losses. These positive impacts were partially offset by: (1) an $855,000 decrease in gain on sale of investment securities; (2) a $251,000 decrease in service charges on deposit accounts; and (3) a $434,000 increase in salaries and employee benefits.

The following is a summary of the financial results for the six-month period ended June 30, 2014 compared to June 30, 2013.

•	Net income increased 4.8% to $12.4 million from $11.8 million.

•	Earnings per share increased 4.8% to $15.92 from $15.19.

•	Total assets increased 7.3% to $2.2 billion.

•	Total loans & leases increased 15.8% to $1.5 billion.

•	Total deposits increased 8.9% to $1.9 billion.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analyses for the three and six-month periods ended June 30, 2014 and 2013.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended June 30,			Three Months Ended June 30,
		2014			2013
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$64,639	$41	0.25%	$4,286	$3	0.28%
Investment Securities:
Government Agency & Government-Sponsored Entities	18,238	49	1.07%	26,393	54	0.82%
Obligations of States and Political Subdivisions - Non-Taxable	63,498	870	5.48%	70,217	1,001	5.70%
Mortgage Backed Securities	330,316	1,908	2.31%	411,670	2,178	2.12%
Other	59,670	152	1.02%	53,275	150	1.13%
Total Investment Securities	471,722	2,979	2.53%	561,555	3,383	2.41%

Loans & Leases:
Real Estate	980,491	11,974	4.90%	852,379	11,246	5.29%
Home Equity Lines & Loans	34,362	492	5.74%	38,505	554	5.77%
Agricultural	215,796	2,153	4.00%	189,158	2,010	4.26%
Commercial	161,548	1,844	4.58%	151,034	2,011	5.34%
Consumer	4,560	74	6.51%	4,959	69	5.58%
Other	203	-	0.00%	231	4	6.95%
Leases	19,066	204	4.29%	1,386	12	3.47%
Total Loans & Leases	1,416,026	16,741	4.74%	1,237,652	15,906	5.15%
Total Earning Assets	1,952,387	$19,761	4.06%	1,803,493	$19,292	4.29%

Unrealized Gain on Securities Available-for-Sale	449			8,183
Allowance for Credit Losses	(34,274)			(34,286)
Cash and Due From Banks	30,147			34,447
All Other Assets	164,184			154,424
Total Assets	$2,112,893			$1,966,261

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$306,108	40	0.05%	$253,643	$27	0.04%
Savings and Money Market	618,334	253	0.16%	566,951	219	0.15%
Time Deposits	421,980	305	0.29%	446,233	382	0.34%
Total Interest Bearing Deposits	1,346,422	598	0.18%	1,266,827	628	0.20%
Federal Home Loan Bank Advances	788	-	0.00%	24,588	9	0.15%
Subordinated Debentures	10,310	80	3.11%	10,310	82	3.19%
Total Interest Bearing Liabilities	1,357,520	$678	0.20%	1,301,725	$719	0.22%
Interest Rate Spread			3.86%			4.07%
Demand Deposits (Non-Interest Bearing)	482,742			412,429
All Other Liabilities	53,164			42,435
Total Liabilities	1,893,426			1,756,589

Shareholders' Equity	219,467			209,672
Total Liabilities & Shareholders' Equity	$2,112,893			$1,966,261
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.07%			0.07%
Net Interest Income and Margin on Total Earning Assets		19,083	3.93%		18,573	4.14%
Tax Equivalent Adjustment		(303)			(347)
Net Interest Income		$18,780	3.87%		$18,226	4.06%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $906,000 and $1.2 million for the quarters ended June 30, 2014 and 2013, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Six Months Ended June 30,			Six Months Ended June 30,
		2014			2013
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$83,287	$105	0.25%	$37,064	$47	0.26%
Investment Securities:
Government Agency & Government-Sponsored Entities	19,795	104	1.05%	28,105	125	0.89%
Obligations of States and Political Subdivisions - Non-Taxable	63,911	1,786	5.59%	70,663	2,012	5.70%
Mortgage Backed Securities	327,427	3,815	2.33%	389,363	4,069	2.09%
Other	56,832	305	1.07%	50,793	294	1.16%
Total Investment Securities	467,965	6,010	2.57%	538,924	6,500	2.41%

Loans & Leases:
Real Estate	958,287	23,493	4.94%	846,349	22,278	5.31%
Home Equity Lines & Loans	34,595	967	5.64%	39,525	1,131	5.77%
Agricultural	214,973	4,294	4.03%	188,518	3,979	4.26%
Commercial	160,291	3,728	4.69%	147,801	3,788	5.17%
Consumer	5,507	145	5.31%	4,847	156	6.49%
Other	35	1	5.76%	231	7	6.11%
Leases	16,978	384	4.56%	697	12	3.47%
Total Loans & Leases	1,390,666	33,012	4.79%	1,227,968	31,351	5.15%
Total Earning Assets	1,941,918	$39,127	4.06%	1,803,956	$37,898	4.24%

Unrealized (Loss) Gain on Securities Available-for-Sale	(755)			9,573
Allowance for Credit Losses	(34,272)			(34,270)
Cash and Due From Banks	31,368			33,771
All Other Assets	163,057			150,487
Total Assets	$2,101,316			$1,963,517

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$298,108	$73	0.05%	$253,401	$56	0.04%
Savings and Money Market	619,089	493	0.16%	572,082	463	0.16%
Time Deposits	424,209	632	0.30%	450,677	792	0.35%
Total Interest Bearing Deposits	1,341,406	1,198	0.18%	1,276,160	1,311	0.21%
Federal Home Loan Bank Advances	398	-	0.00%	12,405	9	0.15%
Subordinated Debentures	10,310	160	3.13%	10,310	163	3.19%
Total Interest Bearing Liabilities	1,352,114	$1,358	0.20%	1,298,875	$1,483	0.23%
Interest Rate Spread			3.86%			4.01%
Demand Deposits (Non-Interest Bearing)	482,672			417,111
All Other Liabilities	49,413			38,844
Total Liabilities	1,884,199			1,754,830

Shareholders' Equity	217,117			208,687
Total Liabilities & Shareholders' Equity	$2,101,316			$1,963,517
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.06%			0.06%
Net Interest Income and Margin on Total Earning Assets		37,769	3.92%		36,415	4.07%
Tax Equivalent Adjustment		(622)			(698)
Net Interest Income		$37,147	3.86%		$35,717	3.99%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.9 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(in thousands)

	Three Months Ended June 30, 2014 compared to June 30, 2013			Six Months Ended June 30, 2014 compared to June 30, 2013
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$38	$-	$38	$58	$-	$58
Investment Securities:
Government Agency & Government-Sponsored Entities	(20)	15	(5)	(41)	20	(21)
Obligations of States and Political Subdivisions - Non-Taxable	(93)	(38)	(131)	(189)	(37)	(226)
Mortgage Backed Securities	(457)	187	(270)	(690)	436	(254)
Other	17	(15)	2	33	(22)	11
Total Investment Securities	(553)	149	(404)	(887)	397	(490)

Loans & Leases:
Real Estate	1,609	(881)	728	2,830	(1,615)	1,215
Home Equity Lines & Loans	(60)	(2)	(62)	(138)	(26)	(164)
Agricultural	272	(129)	143	539	(224)	315
Commercial	134	(301)	(167)	309	(369)	(60)
Consumer	(6)	11	5	19	(30)	(11)
Other	(4)	-	(4)	(6)	-	(6)
Leases	188	4	192	367	5	372
Total Loans & Leases	2,133	(1,298)	835	3,920	(2,259)	1,661
Total Earning Assets	1,618	(1,149)	469	3,091	(1,862)	1,229

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	7	6	13	11	6	17
Savings and Money Market	21	13	34	37	(7)	30
Time	(20)	(57)	(77)	(45)	(115)	(160)
Total Interest Bearing Deposits	8	(38)	(30)	3	(116)	(113)
Other Borrowed Funds	(5)	(4)	(9)	(5)	(4)	(9)
Subordinated Debentures	-	(2)	(2)	-	(3)	(3)
Total Interest Bearing Liabilities	3	(44)	(41)	(2)	(123)	(125)
Total Change on a Tax Equivalent Basis	$1,615	$(1,105)	$510	$3,093	$(1,739)	$1,354
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

2nd Quarter 2014 vs. 2nd Quarter 2013
Net interest income for the second quarter of 2014 increased 3.0% or $554,000 to $18.8 million. On a fully taxable equivalent basis, net interest income increased 2.8% and totaled $19.1 million for the second quarter of 2014. As more fully discussed below, the increase in net interest income was primarily due to a $148.9 million increase in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended June 30, 2014, the Company’s net interest margin was 3.93% compared to 4.14% for the quarter ended June 30, 2013. This decrease in net interest margin was due primarily to a decline in earning asset yields that exceeded a corresponding drop in funding costs.

Average loans & leases totaled $1.4 billion for the quarter ended June 30, 2014; an increase of $178.4 million compared to the average balance for the quarter ended June 30, 2013. Loans & leases increased from 68.6% of average earning assets at June 30, 2013 to 72.5% at June 30, 2014. As a result of the continuing impact of the sustained low rate environment since late 2008, the annualized yield on the Company’s loan & lease portfolio declined to 4.74% for the quarter ended June 30, 2014, compared to 5.15% for the quarter ended June 30, 2013. Overall, the positive impact on interest revenue from the increase in loan & lease balances resulted in interest revenue from loans & leases increasing 5.3% to $16.7 million for quarter ended June 30, 2014. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases. Average investment securities totaled $471.7 million for the quarter ended June 30, 2014; a decrease of $89.8 million compared to the average balance for the quarter ended June 30, 2013. Tax equivalent interest income on securities decreased $404,000 to $3.0 million for the quarter ended June 30, 2014, compared to $3.4 million for the quarter ended June 30, 2013. The average investment portfolio yield, on a tax equivalent basis, was 2.53% for the quarter ended June 30, 2014, compared to 2.41% for the quarter ended June 30, 2013. This increase in yield occurred primarily as a result of the Company’s sale of $28.2 million of lower yielding Mortgage Backed Securities in September 2013. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2014. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest bearing deposits with banks consisted of FRB deposits. Deposits with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest bearing deposits with banks for the quarter ended June 30, 2014, was $64.6 million, an increase of $60.4 million compared to the average balance for the quarter ended June 30, 2013. Interest income on interest bearing deposits with banks for the quarter ended June 30, 2014, increased $38,000 to $41,000 compared to the quarter ended June 30, 2013.

Average interest-bearing liabilities increased $55.8 million or 4.3% during the second quarter of 2014. Of that increase: (1) interest-bearing transaction deposits increased $52.5 million; (2) savings and money market deposits increased $51.4 million; (3) time deposits decreased $24.3 million; (4) Federal Home Loan Bank (“FHLB”) Advances decreased $23.8 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $598,000 for the second quarter of 2014 as compared to $628,000 for the second quarter of 2013. The average rate paid on interest-bearing deposits was 0.18% for the second quarter of 2014 compared to 0.20% for the second quarter of 2013. The Company anticipates that this decline in deposit rates, if any, will be much more modest through the remainder of 2014.

Six Months Ending June 30, 2014 vs. Six Months Ending June 30, 2013
During the first six months of 2014, net interest income increased 4.0% to $37.1 million, compared to $35.7 million at June 30, 2013. On a fully taxable equivalent basis, net interest income increased 3.7% and totaled $37.8 million at June 30, 2014, compared to $36.4 million at June 30, 2013. The increase in net interest income was primarily due to a $138.0 million increase in average earning assets.

For the six months ended June 30, 2014, the Company’s net interest margin was 3.92% compared to 4.07% for the same period in 2013. This decrease in net interest margin was due primarily to a decline in earning asset yields that exceeded a corresponding drop in funding costs.

The average balance of loans & leases increased by $162.7 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The yield on the loan & lease portfolio decreased 36 basis points to 4.79% for the six months ended June 30, 2014 compared to 5.15% for the six months ended June 30, 2013. This decrease in yield was offset by growth of average balance of loans resulting in interest income from loans & leases increasing 5.3% or $1.7 million for the first six months of 2014.

Average investment securities were $468.0 million for the six months ended June 30, 2014 compared to $538.9 million for the same period in 2013. The average yield (TE) for the six months ended June 30, 2014 was 2.57% compared to 2.41% for the six months ended June 30, 2013. This increase in yield was offset by the decrease in balances, resulting in a decrease in interest income of $490,000 or 7.5%, for the six months ended June 30, 2014.

Average interest bearing deposits with banks consisted of FRB deposits. Deposits with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest bearing deposits with banks for the six-months ended June 30, 2014, was $83.3 million, an increase of $46.2 million compared to the average balance for the six-months ended June 30, 2013. Interest income on interest bearing deposits with banks for the six-months ended June 30, 2014, increased $58,000 to $105,000 compared to the six-months ended June 30, 2013.

Average interest-bearing liabilities increased $53.2 million or 4.1% during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Of that increase: (1) interest-bearing deposits increased $65.2 million; (2) FHLB advances decreased $12.0 million; and (3) subordinated debentures remained unchanged.

The $65.2 million increase in average interest-bearing deposits was primarily in interest bearing transaction and savings and money market deposits, which grew $91.7 million since June 30, 2013, while time deposits decreased by $26.5 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $1.2 million for the first six months of 2014 as compared to $1.3 million for the first six months of 2013. The average rate paid on interest-bearing deposits was 0.18% in the first six months of 2014 and 0.21% in the first six months of 2013.

Provision and Allowance for Credit Losses
As a financial institution that assumes lending and credit risks as a principal element of its business, credit losses will be experienced in the normal course of business. The Company has established credit management policies and procedures that govern both the approval of new loans & leases and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans & leases to one borrower (the term “borrower” is used herein to describe a customer who has entered into either a loan or lease transaction), and by restricting loans & leases made primarily to its principal market area where management believes it is best able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk.” Management reports regularly to the Board of Directors regarding trends and conditions in the loan & lease portfolio and regularly conducts credit reviews of individual loans & leases. Loans & leases that are performing but have shown some signs of weakness are subject to more stringent reporting and oversight.

Allowance for Credit Losses
The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company's loan & lease portfolio as of the balance sheet date. The allowance is established through a provision for credit losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan & lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of three primary components: specific reserves related to impaired loans & leases; general reserves for inherent losses related to loans & leases that are not impaired; and an unallocated component that takes into account the imprecision in estimating and allocating allowance balances associated with macro factors.

A loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Loans & leases determined to be impaired are individually evaluated for impairment. When a loan or lease is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s or lease's effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s or lease's observable market price, or the fair value of the collateral if the loan or lease is collateral dependent. A loan or lease is collateral dependent if the repayment of the loan or lease is expected to be provided solely by the underlying collateral.

A restructuring of a loan or lease constitutes a troubled debt restructuring (“TDR”) under ASC 310-40, if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

The determination of the general reserve for loans or leases that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors that include economic trends in the Company's service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan & lease portfolio, and probable losses inherent in the portfolio taken as a whole.

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

The Company assigns a risk rating to all loans & leases and periodically performs detailed reviews of all such loans & leases over a certain threshold to identify credit risks and assess overall collectability. For smaller balance loans & leases, such as consumer and residential real estate, a credit grade is established at inception, and then updated only when the loan or lease becomes contractually delinquent or when the borrower requests a modification. For larger balance loans, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans & leases. These credit quality indicators are used to assign a risk rating to each individual loan or lease. These risk ratings are also subject to examination by independent specialists engaged by the Company. The risk ratings can be grouped into five major categories, defined as follows:

Pass – A pass loan or lease is a strong credit with no existing or known potential weaknesses deserving of management's close attention.

Special Mention – A special mention loan or lease has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease at some future date. Special Mention loans & leases are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

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

Leases – Equipment leases subject the Company, as Lessor, to both the credit risk of the borrower and the residual value risk of the equipment. Credit risks are underwritten using the same credit criteria the Company would use when making an equipment term loan. Residual value risk is managed through the use of qualified, independent appraisers that establish the residual values the Company uses in structuring a lease.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy appears to have stabilized throughout most of the Central Valley, housing prices for the most part have not recovered significantly and unemployment levels remain well above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of June 30, 2014, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The state of California has experienced drought conditions during much of 2013 and 2014. Importantly, most of the Company’s agricultural customers have access to their own ground water supplies and, therefore, are not as dependent on the delivery of surface water as growers in other parts of California. Although Management does not expect current conditions to have a material impact on credit quality during 2014, the lack of rain will have some adverse impact on our agricultural customers’ operating costs, crop yields and crop quality. The longer the drought continues, the more significant this impact will become, particularly if ground water levels reach critical stage.

The Company made no provision for credit loss during the first half of 2014 compared to $250,000 for the first half of 2013. Net recoveries during the first half of 2014 were $16,000 compared to net charge-offs of $232,000 in the first half of 2013. See “Overview – Looking Forward: 2014 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2013 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of June 30, 2014, was adequate.

	Three Months June 30, Ended		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Balance at Beginning of Period	$34,277	$34,255	$34,274	$34,217
Charge-Offs	(113)	(494)	(143)	(529)
Recoveries	126	224	159	297
Provision	-	250	-	250
Balance at End of Period	$34,290	$34,235	$34,290	$34,235

The table below breaks out year-to-date and current quarter activity by portfolio segment (in thousands):

June 30, 2014	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2014	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Charge-Offs	-	-	-	(33)	(65)	-	-	(45)	-	-	(143)
Recoveries	-	-	-	-	51	2	77	29	-	-	159
Provision	1,813	101	636	19	(16)	(3,916)	1,603	33	469	(742)	-
Ending Balance- June 30, 2014	$6,991	$3,677	$1,290	$1,094	$2,737	$8,291	$7,377	$193	$1,108	$1,532	$34,290
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2014	$6,426	$3,387	$1,077	$1,100	$2,648	$9,601	$6,426	$171	$921	$2,520	$34,277
Charge-Offs	-	-	-	(30)	(65)	-	-	(18)	-	-	(113)
Recoveries	-	-	-	-	39	1	72	14	-	-	126
Provision	565	290	213	24	115	(1,311)	879	26	187	(988)	-
Ending Balance- June 30, 2014	$6,991	$3,677	$1,290	$1,094	$2,737	$8,291	$7,377	$193	$1,108	$1,532	$34,290

The Allowance for Credit Losses at June 30, 2014 remained nearly unchanged from December 31, 2013. However, the allowance allocated to the following categories of loans did change materially during the first half of 2014:

•	Both Commercial Real Estate and Commercial allowance balances increased from December 31, 2013, as a result of both increased loan balances and increased loan balances risk rated special mention.

•	Agricultural allowance balances decreased $3.9 million, primarily as a result of decreased loan balances.

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

2nd Quarter 2014 vs. 2nd Quarter 2013
Non-interest income increased $979,000 or 33.0% for the three months ended June 30, 2014, compared to the same period of 2013. This increase was primarily due to a $1.1 million gain on deferred compensation investments for the second quarter of 2014 when compared to the same period in 2013. Partially offsetting this increase were decreases of: (1) $123,000 in net gain on sale of investment securities; and (2) $77,000 in gain on sale of ORE.

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

Six Months Ending June 30, 2014 vs. Six Months Ending June 30, 2013
Non‑interest income decreased $1.4 million or 16.0% for the six months ended June 30, 2014 compared to the same period of 2013. This decrease was comprised of: (1) a 251,000 decrease in service charges on deposit accounts related to the Company’s overdraft privilege service; (2) an $855,000 decrease in net gain on sale of investment securities; (3) a $267,000 decrease in swap referral fee income. Partially offsetting these decreases was a $126,000 increase in gains on deferred compensation investments.

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

2nd Quarter 2014 vs. 2nd Quarter 2013
Overall, non-interest expense increased $932,000 or 7.7% for the three months ended June 30, 2014, compared to the same period in 2013. This increase was primarily comprised of: (1) a $1.1 million gain on deferred compensation investments for the second quarter of 2014 when compared to the same period in 2013; and (2) a $242,000 increase in salaries and employee benefits primarily related to new staff added for the Walnut Creek and Irvine offices, bank-wide raises, and increased medical insurance costs. These increases were partially offset by a $555,000 decrease in legal fee expense.

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

Six Months Ending June 30, 2014 vs. Six Months Ending June 30, 2013
Non-interest expense decreased $387,000 or 1.5% for the six months ended June 30, 2014, compared to the same period of 2013. This decrease was primarily due to $1.0 million decrease in other non-interest expenses caused by: (1) a $662,000 decrease in legal expenses; and (2) a $250,000 decrease in operating losses. These decreases were partially offset by: (1) a $434,000 increase in salaries and employee benefits primarily related to new staff added for the Walnut Creek and Irvine offices, bank-wide raises, and increased medical insurance costs; and (2) a $126,000 increase in net gain on deferred compensation investments.

Income Taxes
The provision for income taxes increased 9.5% to $3.6 million for the second quarter of 2014. The Company’s effective tax rate for the second quarter of 2014 and 2013 was 37.0%.

The provision for income taxes increased 2.0% to $7.2 million for the first six months of 2014. The Company’s effective tax rate for the first six months of 2014 was 36.7% compared to 37.4% for the same period in 2013.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at June 30, 2014, as compared to December 31, 2013 and to June 30, 2013. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at June 30, 2014 was $472.1 million compared to $473.1 million at the end of 2013, a decrease of $1.1 million or 0.2%. At June 30, 2013, the investment portfolio totaled $542.5 million. The mix of the investment portfolio has changed over the past three to five years. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company has invested most of its available funds in either shorter term government agency & government-sponsored entity securities and shorter term (10, 15, and 20 year) mortgage-backed securities. Beginning in late May 2013 rates on 10-year treasuries began to increase from under 2% to a peak of just below 3% in early September 2013, then dropped to around 2.65% at September 30, 2013, and over the past six months have settled into a trading range of 2.50% – 2.90%. As a result of these overall increases in rates, the market value of the Company’s security portfolio has declined.

The Company's total investment portfolio currently represents 21.9% of the Company’s total assets as compared to 22.8% at December 31, 2013, and 27.0% at June 30, 2013.

As of June 30, 2014 the Company held $67.9 million of municipal investments, of which $54.1 million were bank-qualified municipal bonds, all classified as held-to-maturity. The financial problems experienced by certain municipalities over the past five years, along with the financial stresses exhibited by some of the large monoline bond insurers, has increased the overall risk associated with bank-qualified municipal bonds. This situation caused the Company not to purchase any municipal bonds between late 2006 and year-end 2011. However, during the first quarter of 2012 the Company began investing in bank-qualified municipals that were rated AA or better. In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of June 30, 2014 ninety-six percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately four percent ($2.4 million) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security. In June 2014, the Company sold $375,000 of municipal bonds from a single issuer. The Company took this action under the provisions of ASC 320-10-25-6(a), which allow for the sale of HTM securities where there is “evidence of a significant deterioration in the issuer’s creditworthiness.” See Note 2 located in “Item I Financial Statements.”

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $3.4 million at June 30, 2014, $42.7 million at December 31, 2013 and $1.4 million at June 30, 2013.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of June 30, 2014, December 31, 2013 and June 30, 2013, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Each loan or lease type involves risks specific to the: (1) borrower; (2) collateral; and (3) loan & lease structure. See “Results of Operations - Provision and Allowance for Credit Losses” for a more detailed discussion of risks by loan & lease type. The Company’s current underwriting policies and standards are designed to mitigate the risks involved in each loan & lease type. The Company’s policies require that loans & leases are approved only to those borrowers exhibiting a clear source of repayment and the ability to service existing and proposed debt. The Company’s underwriting procedures for all loan & lease types require careful consideration of the borrower; including their financial condition, management capability, industry, and the economic environment affecting the loan or lease.

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

The Company's loan & lease portfolio at June 30, 2014 totaled $1.5 billion, an increase of $204.7 million or 15.8% over June 30, 2013. This increase has occurred despite what has been a difficult economic environment combined with a very competitive pricing environment, and is a result of: (1) the Company’s intensified business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area in to Walnut Creek and Irvine. No assurances can be made that this growth in the loan & lease portfolio will continue, particularly until the economy in the Central Valley of California, still our primary service area, improves.

Loans & leases at June 30, 2014 increased $111.5 million from December 31, 2013, primarily as a result of the loans & leases growth.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	June 30, 2014		December 31, 2013		June 30, 2013
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$432,652	28.7%	$411,037	29.5%	$395,818	30.6%
Agricultural Real Estate	358,933	23.9%	328,264	23.6%	312,588	24.1%
Real Estate Construction	81,647	5.4%	41,092	3.0%	32,718	2.5%
Residential 1st Mortgages	160,418	10.7%	151,292	10.9%	136,473	10.5%
Home Equity Lines and Loans	34,453	2.3%	35,477	2.5%	37,498	2.9%
Agricultural	228,745	15.2%	256,414	18.4%	214,760	16.5%
Commercial	179,948	12.0%	150,398	10.8%	159,647	12.3%
Consumer & Other	4,881	0.3%	5,052	0.4%	5,546	0.4%
Leases	22,155	1.5%	12,733	0.9%	2,667	0.2%
Total Gross Loans & Leases	1,503,832	100.0%	1,391,759	100.0%	1,297,715	100.0%
Less: Unearned Income	4,123		3,523		2,659
Subtotal	1,499,709		1,388,236		1,295,056
Less: Allowance for Credit Losses	34,290		34,274		34,235
Net Loans & Leases	$1,465,419		$1,353,962		$1,260,821

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of June 30, 2014, classified loans totaled $3.4 million compared to $5.8 million at December 31, 2013 and $16.8 million at June 30, 2013.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of June 30, 2014 non-accrual loans & leases totaled $2.5 million. At December 31, 2013 and June 30, 2013, non-accrual loans totaled $2.6 million and $10.4 million, respectively.

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

As of June 30, 2014, restructured loans & leases on accrual totaled $4.2 million as compared to $4.6 million at December 31, 2013. Restructured loans on accrual at June 30, 2013 were $1.6 million.

Other Real Estate - Loans where the real estate collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, classified as other assets on the Company's financial statements.

The following table sets forth the amount of the Company's non-performing loans & leases (defined as non-accrual loans & leases plus accruing loans & leases past due 90 days or more) and ORE as of the dates indicated.

Non-Performing Assets

(in thousands)	June 30, 2014	Dec. 31, 2013	June 30, 2013
Non-Performing Loans & Leases	$2,519	$2,596	$10,427
Other Real Estate	3,294	4,611	2,399
Total Non-Performing Assets	$5,813	$7,207	$12,826

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.17%	0.19%	0.80%
Restructured Loans & Leases (Performing)	$4,240	$4,649	$1,575

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $994,000, $983,000, and $1.0 million have been established for non-performing loans & leases at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

Foregone interest income on non-accrual loans & leases which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $6,000 for the six months ended June 30, 2014, $30,500 for the year ended December 31, 2013, and $439,000 for the six months ended June 30, 2013.

The Company reported $3.3 million of ORE at June 30, 2014, $4.6 million at December 31, 2013, and $2.4 million at June 30, 2013. These values are net of reserve for ORE valuation allowance in the amount of $3.7 million at June 30, 2014, $4.1 million at December 31, 2013, and $3.7 million at June 30, 2013.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans or leases as of June 30, 2014, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms or lease payments, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•
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

•
The state of California has experienced drought conditions during much of 2013 and 2014. Importantly, most of the Company’s agricultural customers have access to their own ground water supplies and, therefore, are not as dependent on the delivery of surface water as growers in other parts of California. Although Management does not expect current conditions to have a material impact on credit quality during 2014, the lack of rain will have some adverse impact on our agricultural customers’ operating costs, crop yields and crop quality. The longer the drought continues, the more significant this impact will become, particularly if ground water levels reach critical stage.

See “Part I, Item 1A. Risk Factors” in the Company’s 2013 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at June 30, 2014 have increased $151.9 million or 8.9% compared to June 30, 2013. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; and (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 8.9% since June 30, 2013, the Company’s focus has been on increasing low cost transaction and savings accounts, which have grown at a much faster pace:

•	Demand and interest-bearing transaction accounts increased $135.0 million or 19.9% since June 30, 2013.

•	Savings and money market accounts have increased $42.2 million or 7.2% since June 30, 2013.

•
Time deposit accounts have decreased $25.3 million or 5.7% since June 30, 2013. This decline was the continuing result of an explicit pricing strategy adopted by the Company beginning in 2009 based upon the recognition that market CD rates were greater than the yields that the Company could obtain reinvesting these funds in short-term government agency & government-sponsored entity securities or overnight Fed Funds. Beginning in 2009, management carefully reviewed time deposit customers and reduced our deposit rates to customers that did not also have transaction, money market, and/or savings balances with us (i.e., depositors who were not “relationship customers”). Given the Company’s strong deposit growth in transaction, savings and money market accounts, this time deposit decline has not presented any liquidity issues and it has significantly enhanced the Company’s net interest margin and earnings.

The Company's deposit balances at June 30, 2014 have increased $54.3 million or 3.0% compared to December 31, 2013. Savings and money market deposits increased 6.9% or $40.7 million while demand and interest-bearing transaction accounts increased by $25.3 million or 3.2% and time deposit accounts decreased by $11.6 million or 2.7%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets See “Item 3. Quantitative and Qualitative Disclosures About Market Risk and Liquidity Risk.” These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread. FHLB advances were $12.0 million at June 30, 2014. There were no FHLB Advances at December 31, 2013 and June 30, 2013. There were no amounts outstanding on the Company’s line of credit with the FRB as of June 30, 2014.

As of June 30, 2014 the Company has additional borrowing capacity of $361.0 million with the Federal Home Loan Bank and $375.5 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings.

At June 30, 2014, December 31, 2013 and June 30, 2013, the Company had no securities sold under agreement to repurchase.

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities. See Note 13 located in “Item 8. Financial Statements and Supplementary Data.” Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our trust preferred securities will continue to qualify as regulatory capital (See “Basel III Regulatory Capital Rules”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 3.08% as of June 30, 2014, 3.9% at December 31, 2013 and 3.1% at June 30, 2013. The average rate paid for these securities for the first half of 2014 was 3.09% compared to 3.20% for the first half of 2013. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $221.8 million at June 30, 2014, $209.9 million at December 31, 2013, and $203.1 million at June 30, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of June 30, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2014
Total Capital to Risk Weighted Assets	$253,529	13.46%	$150,636	8.0%	N/	A	N/A
Tier 1 Capital to Risk Weighted Assets	$229,857	12.21%	$75,318	4.0%	N/	A	N/A
Tier 1 Capital to Average Assets	$229,857	10.88%	$84,535	4.0%	N/	A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014
Total Capital to Risk Weighted Assets	$253,268	13.45%	$150,624	8.0%	$188,280	10.0%
Tier 1 Capital to Risk Weighted Assets	$229,599	12.19%	$75,312	4.0%	$112,968	6.0%
Tier 1 Capital to Average Assets	$229,599	10.88%	$84,419	4.0%	$105,524	5.0%

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

There were no stock repurchases during the second quarter of 2014 or 2013. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Program is approximately $20 million.

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

Basel III Regulatory Capital Rules
Both the FRB and FDIC have approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. These rules would implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rules include new minimum risk-based capital and leverage ratios, which would be phased in over time. The new minimum capital level requirements applicable to the Company and the Bank under the final rules will be: (1) a common equity Tier 1 capital ratio of 4.5% of risk weighted assets (“RWA”); (2) a Tier 1 capital ratio of 6% of RWA; (3) a total capital ratio of 8% of RWA; and (4) a Tier 1 leverage ratio of 4% of total assets. The final rules also establish a "capital conservation buffer" of 2.5% above each of the new regulatory minimum capital ratios, which would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0% of RWA; (2) a Tier 1 capital ratio of 8.5% of RWA, and (3) a total capital ratio of 10.5% of RWA. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.

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

Off Balance Sheet Arrangements

In the normal course of business the Company enters into financial instruments with off balance sheet risks in order to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit, letters of credit and other types of financial guarantees. The Company had the following off balance sheet arrangements as of the dates indicated.

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Commitments to Extend Credit	$503,061	$445,294	$364,521
Letters of Credit	7,570	7,393	7,151
Performance Guarantees Under Interest Rate Swap Contracts Entered
Into Between Our Borrowing Customers and Third Parties	342	-	459

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 18 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $142,000 at June 30, 2014, December 31, 2013, and June 30, 2013. We do not anticipate any material losses as a result of these transactions.

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

In order to control credit risk in the loan & lease portfolio the Company has established credit management policies and procedures that govern both the approval of new loans & leases and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans & leases to one borrower, and by restricting loans & leases made primarily to its principal market area where management believes it is best able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. However, as a financial institution that assumes credit risks as a principal element of its business, credit losses will be experienced in the normal course of business. The allowance for credit losses is maintained at a level considered by management to be adequate to provide for risks inherent in the loan & lease portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.

The Company’s methodology for assessing the appropriateness of the allowance is applied on a regular basis and considers all loans & leases. The systematic methodology consists of three parts.

Part 1 - includes a detailed analysis of the loan & lease portfolio in two phases. The first phase is conducted in accordance with the “Receivables” topic of the FASB ASC. Individual loans & leases are reviewed to identify them for impairment. A loan or lease is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan or lease. Impairment is measured as either the expected future cash flows discounted at each loan’s or lease’s effective interest rate, the fair value of the loan’s or lease’s collateral if the loan or lease is collateral dependent, or an observable market price of the loan or lease, if one exists. Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

Central to the first phase of the analysis of the loan & lease portfolio is the risk rating system. The originating credit officer assigns each borrower an initial risk rating, which is based primarily on a thorough analysis of that borrower’s financial position in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior credit administration personnel. Credits are monitored by credit administration personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary. Risk ratings are reviewed by both the Company’s independent third-party credit examiners and bank examiners from the DBO and FDIC.

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

Part 2 - considers qualitative internal and external factors that may affect a loan or lease’s collectability, is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the historical and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

▪	general economic and business conditions affecting the key service areas of the Company;
▪	credit quality trends (including trends in collateral values, delinquencies and non-performing loans & leases);
▪	loan & lease volumes, growth rates and concentrations;
▪	loan & lease portfolio seasoning;
▪	specific industry and crop conditions;
▪	recent loss experience; and
▪	duration of the current business cycle.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at June 30, 2014 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

Interest Rate Risk
The mismatch between maturities of interest bearing assets and liabilities results in uncertainty in the Company’s earnings and economic value and is referred to as interest rate risk. The Company does not attempt to predict interest rates and positions the balance sheet in a manner, which seeks to minimize, to the extent possible, the effects of changing interest rates.

The Company measures interest rate risk in terms of potential impact on both its economic value and earnings. The methods for governing the amount of interest rate risk include: (1) analysis of asset and liability mismatches (Gap analysis); (2) the utilization of a simulation model; and (3) limits on maturities of investment, loan & lease, and deposit and borrowing products, which reduces the market volatility of those instruments.

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

The interest rates paid on interest bearing liabilities do not always move in unison with the rates charged on loans & leases. In addition, the magnitude of changes in the rates charged on loans & leases is not always proportionate to the magnitude of changes in the rate paid for interest bearing liabilities. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest-bearing liabilities.

The Company also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Company’s net interest income is measured over a rolling one-year horizon.

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2014, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.97% if rates increase by 200 basis points and a decrease in net interest income of 0.23% if rates decline 100 basis points. Comparatively, at December 31, 2013, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.83% if rates increase by 200 basis points and a decrease in net interest income of 0.31% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2013 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $71.0 million and repurchase lines of $100.0 million with major banks. As of June 30, 2014 the Company has additional borrowing capacity of $361.7 million with the Federal Home Loan Bank and $375.7 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At June 30, 2014, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities available-for-sale of approximately $172.0 million, which represents 8.13% of total assets.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the second quarter of 2014. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

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

FARMERS & MERCHANTS BANCORP

Date: August 8, 2014	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	/s/ Stephen W. Haley

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