Form 10-Q
period 2014-09-30
FARMERS & MERCHANTS BANCORP
filed 2014-11-07
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Number of shares of common stock of the registrant:  Par value $0.01, authorized 7,500,000 shares; issued and outstanding 777,882 as of October 31, 2014.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands except per share data)	Sept. 30, 2014	December 31, 2013	Sept. 30, 2013
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$34,293	$40,966	$46,234
Interest Bearing Deposits with Banks	4,923	42,711	1,391
Total Cash and Cash Equivalents	39,216	83,677	47,625

Investment Securities:
Available-for-Sale	336,526	404,639	421,765
Held-to-Maturity	69,441	68,505	70,961
Total Investment Securities	405,967	473,144	492,726

Loans & Leases	1,615,771	1,388,236	1,297,811
Less: Allowance for Credit Losses	34,267	34,274	34,111
Loans & Leases, Net	1,581,504	1,353,962	1,263,700

Premises and Equipment, Net	24,927	22,887	21,814
Bank Owned Life Insurance	53,514	52,109	51,652
Interest Receivable and Other Assets	92,541	90,294	87,259
Total Assets	$2,197,669	$2,076,073	$1,964,776

Liabilities
Deposits:
Demand	$516,093	$495,963	$435,778
Interest Bearing Transaction	326,368	291,795	257,650
Savings and Money Market	614,137	589,511	561,277
Time	419,615	430,422	439,081
Total Deposits	1,876,213	1,807,691	1,693,786

Federal Home Loan Bank Advances	36,000	-	5,900
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	47,910	48,168	43,739
Total Liabilities	1,970,433	1,866,169	1,753,735

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 777,882 Shares Issued and Outstanding at September 30, 2014, December 31, 2013 and September 30, 2013, respectively	8	8	8
Additional Paid-In Capital	75,014	75,014	75,014
Retained Earnings	151,268	137,350	136,357
Accumulated Other Comprehensive Income (Loss)	946	(2,468)	(338)
Total Shareholders' Equity	227,236	209,904	211,041
Total Liabilities and Shareholders' Equity	$2,197,669	$2,076,073	$1,964,776
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)
(in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income
Interest and Fees on Loans & Leases	$18,166	$16,679	$51,178	$48,030
Interest on Deposits with Banks	5	2	110	49
Interest on Investment Securities:
Taxable	1,849	2,297	6,073	6,785
Exempt from Federal Tax	594	637	1,758	1,951
Total Interest Income	20,614	19,615	59,119	56,815

Interest Expense
Deposits	621	632	1,819	1,943
Borrowed Funds	5	7	5	16
Subordinated Debentures	82	82	242	245
Total Interest Expense	708	721	2,066	2,204

Net Interest Income	19,906	18,894	57,053	54,611
Provision for Credit Losses	-	-	-	250
Net Interest Income After Provision for Credit Losses	19,906	18,894	57,053	54,361

Non-Interest Income
Service Charges on Deposit Accounts	1,022	1,139	2,944	3,312
Net Gain (Loss) on Sale of Investment Securities	4	(1,137)	38	(248)
Increase in Cash Surrender Value of Life Insurance	477	473	1,405	1,399
Debit Card and ATM Fees	797	774	2,322	2,295
Net (Loss) Gain on Deferred Compensation Investments	(37)	875	1,493	2,279
Other	657	1,324	1,823	2,872
Total Non-Interest Income	2,920	3,448	10,025	11,909

Non-Interest Expense
Salaries and Employee Benefits	9,336	8,244	26,710	25,184
Net (Loss) Gain on Deferred Compensation Investments	(37)	875	1,493	2,279
Occupancy	724	649	1,981	1,899
Equipment	714	705	2,117	2,078
FDIC Insurance	264	246	778	732
Other	1,541	1,466	4,137	5,074
Total Non-Interest Expense	12,542	12,185	37,216	37,246

Income Before Income Taxes	10,284	10,157	29,862	29,024
Provision for Income Taxes	3,852	3,805	11,044	10,856
Net Income	$6,432	$6,352	$18,818	$18,168
Basic Earnings Per Common Share	$8.27	$8.17	$24.19	$23.36
The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	6,432	$6,352	$18,818	$18,168

Other Comprehensive Income (Loss)
(Decrease) Increase in Net Unrealized (Losses) Gains on Available-for-Sale Securities	(1,752)	1,681	5,929	(12,907)
Reclassification Adjustment for Realized (Gains) Losses on Available-for-Sale Securities Included in Net Income	(4)	1,137	(38)	248
Deferred Tax Benefit (Expense)	738	(1,185)	(2,477)	5,322
Change in Net Unrealized (Losses) Gains on Available-for-Sale Securities, Net of Tax	(1,018)	1,633	3,414	(7,337)

Total Other Comprehensive (Loss) Income	(1,018)	1,633	3,414	(7,337)

Comprehensive Income	$5,414	$7,985	$22,232	$10,831
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders' Equity
Balance, January 1, 2013	777,882	$8	$75,014	$123,012	$6,999	$205,033
Net Income		-	-	18,168	-	18,168
Cash Dividends Declared on Common Stock ($6.20 per share)		-	-	(4,823)	-	(4,823)
Change in Net Unrealized Loss on Securities Available for Sale, Net of Tax		-	-	-	(7,337)	(7,337)
Balance, September 30, 2013	777,882	$8	$75,014	$136,357	$(338)	$211,041

Balance, January 1, 2014	777,882	$8	$75,014	$137,350	$(2,468)	$209,904
Net Income		-	-	18,818	-	18,818
Cash Dividends Declared on Common Stock ($6.30 per share)		-	-	(4,900)	-	(4,900)
Change in Net Unrealized Loss on Securities Available for Sale, Net of Tax		-	-	-	3,414	3,414
Balance, September 30, 2014	777,882	$8	$75,014	$151,268	$946	$227,236
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net Income	$18,818	$18,168
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	-	250
Depreciation and Amortization	991	1,152
Net Amortization of Investment Security Premiums & Discounts	1,249	2,543
Net (Gain) Loss on Sale of Investment Securities	(38)	248
Net Gain on Sale of Property & Equipment	(15)	(705)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(5,984)	(10,253)
Net (Decrease) Increase in Interest Payable and Other Liabilities	(258)	6,422
Net Cash Provided by Operating Activities	14,763	17,825
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(65,637)	(221,100)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	138,298	195,339
Purchase of Investment Securities Held-to-Maturity	(15,660)	(355)
Proceeds from Matured or Called Securities Held-to-Maturity	14,711	4,278
Net Loans & Leases Paid, Originated or Acquired	(227,739)	(51,649)
Principal Collected on Loans & Leases Previously Charged Off	197	384
Additions to Premises and Equipment	(3,045)	(187)
Proceeds from Sale of Property & Equipment	29	827
Net Cash Used by Investing Activities	(158,846)	(72,463)
Financing Activities:
Net Increase (Decrease) in Deposits	68,522	(28,240)
Net Changes in Other Borrowings	36,000	5,900
Cash Dividends	(4,900)	(4,823)
Net Cash Provided (Used) by Financing Activities	99,622	(27,163)
Decrease in Cash and Cash Equivalents	(44,461)	(81,801)
Cash and Cash Equivalents at Beginning of Period	83,677	129,426
Cash and Cash Equivalents at End of Period	$39,216	$47,625
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$-	$3,458
Cash Payments Made for Income Taxes	$10,900	$13,886
Interest Paid	$2,103	$2,346
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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three-month and nine-month periods ended September 30, 2014 may not necessarily be indicative of future operating results.

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

Commercial Real Estate – Commercial real estate mortgage loans are generally considered to possess a higher inherent risk of loss than the Company’s commercial, agricultural and consumer loan types. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

Real Estate Construction – Real estate construction loans, including land loans, are generally considered to possess a higher inherent risk of loss than the Company’s commercial, agricultural and consumer loan types. A major risk arises from the necessity to complete projects within specified cost and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Commercial – These loans are generally considered to possess a moderate inherent risk of loss because they are shorter-term; typically made to relationship customers; generally underwritten to existing cash flows of operating businesses; and may be collateralized by fixed assets, inventory and/or accounts receivable. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

Agricultural Real Estate and Agricultural – These loans are generally considered to possess a moderate inherent risk of loss since they are typically made to relationship customers and are secured by crop production, livestock and related real estate.  These loans are vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions.

Leases – Equipment leases are generally considered to possess a moderate inherent risk of loss. As Lessor, the company is subject to both the credit risk of the borrower and the residual value risk of the equipment. Credit risks are underwritten using the same credit criteria the Company would use when making an equipment term loan. Residual value risk is managed through the use of qualified, independent appraisers that establish the residual values the Company uses in structuring a lease.

Residential 1st Mortgages and Home Equity Lines and Loans – These loans are generally considered to possess a low inherent risk of loss, although this is not always true as evidenced by the weakness in residential real estate values over the past five years. The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion.  Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

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

At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's and Bank's regulators, including the Federal Reserve Bank (“FRB”), the California Department of Business Oversight (“DBO”) and the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are included in the provision for income taxes in the Unaudited Consolidated Statements of Income.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of or for the period ended September 30, 2014, December 31, 2013 or September 30, 2013.

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

	Amortized	Gross Unrealized		Fair/Book
September 30, 2014	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$13,220	$141	$-	$13,361
Mortgage Backed Securities (1)	321,187	3,936	2,443	322,680
Other	485	-	-	485
Total	$334,892	$4,077	$2,443	$336,526

	Amortized	Gross Unrealized		Fair/Book
December 31, 2013	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$28,287	$149	$-	$28,436
Mortgage Backed Securities (1)	329,469	3,026	7,566	324,929
Corporate Securities	49,247	280	147	49,380
Other	1,894	-	-	1,894
Total	$408,897	$3,455	$7,713	$404,639

	Amortized	Gross Unrealized		Fair/Book
September 30, 2013	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$28,404	$239	$-	$28,643
Mortgage Backed Securities (1)	342,963	4,928	5,814	342,077
Corporate Securities	49,696	250	185	49,761
Other	1,284	-	-	1,284
Total	$422,347	$5,417	$5,999	$421,765

 (1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
September 30, 2014	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$67,206	$725	$17	$67,914
Other	2,235	-	-	2,235
Total	$69,441	$725	$17	$70,149

	Book	Gross Unrealized		Fair
December 31, 2013	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$65,685	$812	$627	$65,870
Mortgage Backed Securities (1)	45	-	-	45
Other	2,775	-	-	2,775
Total	$68,505	$812	$627	$68,690

	Book	Gross Unrealized		Fair
September 30, 2013	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$67,717	$965	$741	$67,941
Mortgage Backed Securities (1)	121	1	-	122
Other	3,123	-	-	3,123
Total	$70,961	$966	$741	$71,186

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

The amortized cost and estimated fair values of investment securities at September 30, 2014 by contractual maturity are shown in the following tables (in thousands):

	Available-for-Sale		Held-to-Maturity
September 30, 2014	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$10,473	$10,496	$4,115	$4,117
After one year through five years	3,232	3,350	17,518	17,814
After five years through ten years	-	-	13,440	13,589
After ten years	-	-	34,368	34,629
	13,705	13,846	69,441	70,149

Investment securities not due at a single maturity date:
Mortgage-backed securities	321,187	322,680	-	-

Total	$334,892	$336,526	$69,441	$70,149

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
September 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Mortgage Backed Securities	$62,825	$240	$64,968	$2,203	127,793	$2,443
Total	$62,825	$240	$64,968	$2,203	$127,793	$2,443

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$1,943	$11	$2,556	$6	$4,499	$17
Total	$1,943	$11	$2,556	$6	$4,499	$17

	Less Than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Mortgage Backed Securities	$195,736	$7,566	$-	$-	$195,736	$7,566
Corporate Securities	15,297	106	2,457	41	17,754	147
Total	$211,033	$7,672	$2,457	$41	$213,490	$7,713

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$9,518	$627	$-	$-	$9,518	$627
Total	$9,518	$627	$-	$-	$9,518	$627

	Less Than 12 Months		12 Months or More		Total
September 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available-for-Sale
Mortgage Backed Securities	$129,198	$5,814	$-	$-	$129,198	$5,814
Corporate Securities	19,881	185	-	-	19,881	185
Total	$149,079	$5,999	$-	$-	$149,079	$5,999

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$9,411	$741	$-	$-	$9,411	$741
Total	$9,411	$741	$-	$-	$9,411	$741

As of September 30, 2014, the Company held 280 investment securities of which 15 were in a loss position for less than twelve months. 12 securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – There were no unrealized losses on the Company’s investments in securities of government agency and government sponsored entities at September 30, 2014, December 31, 2013 and September 30, 2013.

Mortgage Backed Securities - The unrealized losses on the Company's investment in mortgage backed securities were $2.4 million, $7.6 million, and $5.8 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

Obligations of States and Political Subdivisions - The financial problems experienced by certain municipalities over the past five years, along with the financial stresses exhibited by some of the large monoline bond insurers have increased the overall risk associated with bank-qualified municipal bonds. As of September 30, 2014, over ninety-six percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the four percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security. In June 2014, the Company sold $375,000 of municipal bonds from a single issuer. The Company took this action under the provisions of ASC 320-10-25-6(a), which allow for the sale of HTM securities where there is “evidence of a significant deterioration in the issuer’s creditworthiness.” The resulting income statement impact was not material.

The unrealized losses on the Company’s investment in obligation of states and political subdivision were $17,000, $627,000, and $741,000 at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

Corporate Securities – The Company did not hold any corporate securities at September 30, 2014. The unrealized losses on the Company’s investment in corporate securities at December 31, 2013, and September 30, 2013, were $147,000, and $185,000, respectively. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2013 and September 30, 2013, respectively.

Proceeds from sales and calls of securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Proceeds	$85,433	$28,297	$95,349	$77,912
Gains	811	285	845	1,189
Losses	807	1,422	807	1,437

Pledged Securities
As of September 30, 2014, securities carried at $360.0 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $334.8 million at December 31, 2013, and $310.5 million at September 30, 2013.

3. Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

September 30, 2014	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2014	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Charge-Offs	-	-	-	(58)	(70)	-	-	(76)	-	-	(204)
Recoveries	12	-	-	-	54	3	83	45	-	-	197
Provision	2,608	370	1,026	92	(76)	(6,426)	2,135	76	1,206	(1,011)	-
Ending Balance- September 30, 2014	$7,798	$3,946	$1,680	$1,142	$2,675	$5,782	$7,915	$221	$1,845	$1,263	$34,267
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2014	$6,991	$3,677	$1,290	$1,094	$2,737	$8,291	$7,377	$193	$1,108	$1,532	$34,290
Charge-Offs	-	-	-	(25)	(5)	-	-	(31)	-	-	(61)
Recoveries	12	-	-	-	3	1	6	16	-	-	38
Provision	795	269	390	73	(60)	(2,510)	532	43	737	(269)	-
Ending Balance- September 30, 2014	$7,798	$3,946	$1,680	$1,142	$2,675	$5,782	$7,915	$221	$1,845	$1,263	$34,267
Ending Balance Individually Evaluated for Impairment	190	-	239	370	328	120	912	42	-	-	2,201
Ending Balance Collectively Evaluated for Impairment	7,608	3,946	1,441	772	2,347	5,662	7,003	179	1,845	1,263	32,066
Loans & Leases:
Ending Balance	$473,505	$364,161	$104,463	$168,310	$33,283	$237,521	$192,804	$4,816	$36,908	$-	$1,615,771
Ending Balance Individually Evaluated for Impairment	20,175	-	4,419	1,847	1,658	518	4,877	42	-	-	33,536
Ending Balance Collectively Evaluated for Impairment	453,330	364,161	100,044	166,463	31,625	237,003	187,927	4,774	36,908	-	1,582,235

December 31, 2013	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2013	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$-	$854	$34,217
Charge-Offs	(6)	(575)	-	(16)	(91)	(23)	(60)	(120)	-	-	(891)
Recoveries	-	-	-	-	115	42	312	54	-	-	523
Provision	(1,280)	1,274	(332)	(95)	(492)	1,749	(2,518)	60	639	1,420	425
Ending Balance- December 31, 2013	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Ending Balance Individually Evaluated for Impairment	-	-	-	414	209	122	820	51	-	-	1,616
Ending Balance Collectively Evaluated for Impairment	5,178	3,576	654	694	2,558	12,083	4,877	125	639	2,274	32,658
Loans & Leases:
Ending Balance	$407,514	$328,264	$41,092	$151,292	$35,477	$256,414	$150,398	$5,052	$12,733	$-	$1,388,236
Ending Balance Individually Evaluated for Impairment	22,176	-	4,500	2,072	1,045	522	5,250	51	-	-	35,616
Ending Balance Collectively Evaluated for Impairment	385,338	328,264	36,592	149,220	34,432	255,892	145,148	5,001	12,733	-	1,352,620

September 30, 2013	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2013	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$-	$854	$34,217
Charge-Offs	(6)	(575)	-	(16)	(23)	(23)	(4)	(93)	-	-	(740)
Recoveries	-	-	-	-	30	36	281	37	-	-	384
Provision	(382)	911	(48)	(130)	(492)	(1,190)	1,551	42	-	(12)	250
Ending Balance- September 30, 2013	$6,076	$3,213	$938	$1,073	$2,750	$9,260	$9,791	$168	$-	$842	$34,111
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2013	$5,732	$3,481	$977	$1,037	$2,984	$10,557	$9,075	$168	$-	$224	$34,235
Charge-Offs	(6)	(175)	-	-	(1)	-	-	(29)	-	-	(211)
Recoveries	-	-	-	-	10	16	45	16	-	-	87
Provision	350	(93)	(39)	36	(243)	(1,313)	671	13	-	618	-
Ending Balance- September 30, 2013	$6,076	$3,213	$938	$1,073	$2,750	$9,260	$9,791	$168	$-	$842	$34,111
Ending Balance Individually Evaluated for Impairment	788	-	229	75	147	126	1,858	53	-	-	3,276
Ending Balance Collectively Evaluated for Impairment	5,288	3,213	709	998	2,603	9,134	7,933	115	-	842	30,835
Loans & Leases:
Ending Balance	$401,626	$311,401	$27,099	$143,577	$37,160	$221,569	$145,793	$5,063	$4,523	$-	$1,297,811
Ending Balance Individually Evaluated for Impairment	22,467	849	4,527	1,962	1,125	738	2,192	53	-	-	33,913
Ending Balance Collectively Evaluated for Impairment	379,159	310,552	22,572	141,615	36,035	220,831	143,601	5,010	4,523	-	1,263,898

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $26.6 million at September 30, 2014, $28.4 million at December 31, 2013 and $28.7 million at September 30, 2013, which are no longer disclosed or classified as TDR’s.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

September 30, 2014	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$464,714	$8,683	$108	$473,505
Agricultural Real Estate	364,161	-	-	364,161
Real Estate Construction	102,831	1,632	-	104,463
Residential 1st Mortgages	166,884	752	674	168,310
Home Equity Lines & Loans	32,309	88	886	33,283
Agricultural	236,760	695	66	237,521
Commercial	168,215	22,929	1,660	192,804
Consumer & Other	4,520	-	296	4,816
Leases	36,908	-	-	36,908
Total	$1,577,302	$34,779	$3,690	$1,615,771

December 31, 2013	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$398,488	$7,979	$1,047	$407,514
Agricultural Real Estate	325,926	2,338	-	328,264
Real Estate Construction	39,460	1,632	-	41,092
Residential 1st Mortgages	149,798	774	720	151,292
Home Equity Lines & Loans	34,821	-	656	35,477
Agricultural	255,443	889	82	256,414
Commercial	132,008	15,426	2,964	150,398
Consumer & Other	4,763	-	289	5,052
Leases	12,733	-	-	12,733
Total	$1,353,440	$29,038	$5,758	$1,388,236

September 30, 2013	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$389,137	$7,765	$4,724	$401,626
Agricultural Real Estate	307,736	2,497	1,168	311,401
Real Estate Construction	25,467	1,632	-	27,099
Residential 1st Mortgages	142,036	780	761	143,577
Home Equity Lines & Loans	36,090	-	1,070	37,160
Agricultural	220,504	464	601	221,569
Commercial	135,303	8,958	1,532	145,793
Consumer & Other	4,761	-	302	5,063
Leases	4,523	-	-	4,523
Total	$1,265,557	$22,096	$10,158	$1,297,811

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at September 30, 2014, December 31, 2013, and September 30, 2013 rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated
(in thousands):

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$473,505	$473,505
Agricultural Real Estate	-	-	-	-	-	364,161	364,161
Real Estate Construction	-	-	-	-	-	104,463	104,463
Residential 1st Mortgages	-	-	-	283	283	168,027	168,310
Home Equity Lines & Loans	92	-	-	575	667	32,616	33,283
Agricultural	-	-	-	25	25	237,496	237,521
Commercial	-	-	-	1,600	1,600	191,204	192,804
Consumer & Other	12	-	-	14	26	4,790	4,816
Leases	-	-	-	-	-	36,908	36,908
Total	$104	$-	$-	$2,497	$2,601	$1,613,170	$1,615,771

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Loans & Leases:
Commercial Real Estate	$773	$-	$-	$-	$773	$406,741	$407,514
Agricultural Real Estate	607	-	-	-	607	327,657	328,264
Real Estate Construction	-	-	-	-	-	41,092	41,092
Residential 1st Mortgages	-	-	-	324	324	150,968	151,292
Home Equity Lines & Loans	-	52	-	406	458	35,019	35,477
Agricultural	-	-	-	35	35	256,379	256,414
Commercial	-	-	-	1,815	1,815	148,583	150,398
Consumer & Other	19	-	-	16	35	5,017	5,052
Leases	-	-	-	-	-	12,733	12,733
Total	$1,399	$52	$-	$2,596	$4,047	$1,384,189	$1,388,236

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Loans & Leases:
Commercial Real Estate	$592	$-	$-	$176	$768	$400,858	$401,626
Agricultural Real Estate	-	-	-	849	849	310,552	311,401
Real Estate Construction	-	-	-	-	-	27,099	27,099
Residential 1st Mortgages	-	-	-	455	455	143,122	143,577
Home Equity Lines & Loans	-	121	-	243	364	36,796	37,160
Agricultural	-	-	-	99	99	221,470	221,569
Commercial	-	-	-	1,944	1,944	143,849	145,793
Consumer & Other	14	94	-	17	125	4,938	5,063
Leases	-	-	-	-	-	4,523	4,523
Total	$606	$215	$-	$3,783	$4,604	$1,293,207	$1,297,811

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

				Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$-	$-	$-	$49	$-	$82	$4
Home Equity Lines & Loans	-	-	-	-	-	226	-
Agricultural	-	-	-	14	-	26	-
Commercial	-	-	-	1,575	-	2,740	54
	$-	$-	$-	$1,638	$-	$3,074	$58
With an allowance recorded:
Commercial Real Estate	$94	$94	$2	$47	$2	$16	$2
Residential 1st Mortgages	658	771	131	550	1	522	3
Home Equity Lines & Loans	955	1,008	191	934	3	710	6
Agricultural	483	493	119	478	7	477	21
Commercial	4,744	4,801	908	3,179	27	2,144	27
Consumer & Other	43	47	43	44	1	47	2
	$6,977	$7,214	$1,394	$5,232	$41	$3,916	$61
Total	$6,977	$7,214	$1,394	$6,870	$41	$6,990	$119

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$102	$101	$-	$865	$8
Agricultural Real Estate	-	-	-	2,185	-
Residential 1st Mortgages	-	-	-	450	11
Home Equity Lines and Loans	-	-	-	228	5
Agricultural	35	43	-	586	-
Commercial	3,474	3,532	-	939	13
	$3,611	$3,676	$-	$5,253	$37
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$2	$-
Agricultural Real Estate	-	-	-	823	-
Residential 1st Mortgages	769	826	154	254	6
Home Equity Lines and Loans	689	821	138	332	3
Agricultural	488	488	122	1,002	31
Commercial	1,641	1,657	820	1,072	6
Consumer & Other	50	53	50	126	3
	$3,637	$3,845	$1,284	$3,611	$49
Total	$7,248	$7,521	$1,284	$8,864	$86

				Three Months Ended Sept. 30, 2013		Nine Months Ended Sept. 30, 2013
September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$279	$299	$-	$1,626	$2	$953	$6
Agricultural Real Estate	850	1,173	-	2,616	-	3,777	-
Residential 1st Mortgages	535	588	-	533	4	643	11
Home Equity Lines & Loans	287	306	-	331	3	379	5
Agricultural	99	121	-	278	-	1,239	-
Commercial	85	85	-	89	2	99	6
	$2,135	$2,572	$-	$5,473	$11	$7,090	$28
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$4	$-	$2	$-
Agricultural Real Estate	-	-	-	725	-	1,221	-
Residential 1st Mortgages	246	246	50	123	-	27	-
Home Equity Lines & Loans	243	290	132	243	-	195	-
Agricultural	488	488	122	766	8	1,562	24
Commercial	2,084	2,095	1,856	1,251	2	436	6
Consumer & Other	53	56	53	55	1	185	3
	$3,114	$3,175	$2,213	$3,167	$11	$3,628	$33
Total	$5,249	$5,747	$2,213	$8,640	$22	$10,718	$61

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

At September 30, 2014, the Company allocated $1.3 million of specific reserves to $6.4 million of troubled debt restructured loans, of which $4.5 million were performing. The Company had no commitments at September 30, 2014 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and nine month periods ending September 30, 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 5 years to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 5 years to 30 years.

The following table presents loans by class, modified as troubled debt restructured loans & leases for the three and nine-month periods ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	1	$248	$222	4	$565	$528
Home Equity Lines & Loans	1	51	47	3	98	89
Agricultural	-	-	-	1	32	32
Total	2	$299	$269	8	$695	$649

The TDRs described above increased the allowance for credit losses by $51,000 and $50,000 and resulted in charge-offs of $30,000 and $46,000 for the three and nine-month period ending September 30, 2014.

During the three and nine-months ended September 30, 2014, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

		Fair Value Measurements At September 30, 2014, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$13,361	$13,361	$-	$-
Mortgage Backed Securities	322,680	39,566	283,114	-
Other	485	175	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$336,526	$53,102	$283,424	$-

		Fair Value Measurements At December 31, 2013, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$28,436	$23,394	$5,042	$-
Mortgage Backed Securities	324,929	-	324,929	-
Corporate Securities	49,380	8,191	41,189	-
Other	1,894	1,584	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$404,639	$33,169	$371,470	$-

		Fair Value Measurements At September 30, 2013, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$28,643	$23,587	$5,056	$-
Mortgage Backed Securities	342,077	-	342,077	-
Corporate Securities	49,761	8,171	41,590	-
Other	1,284	974	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$421,765	$32,732	$389,033	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the three and nine-months ended September 30, 2014, there were no transfers in or out of level 1, 2, or 3. During the three and nine-months ended September 30, 2013, $5.6 million were transferred out of level 3 available-for-sale investment securities into held-to-maturity investment securities. The following table presents changes in level 3 assets measured at fair value on a recurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Balance at Beginning of Period	$-	$5,612	$-	$5,665
Total Realized and Unrealized Gains/(Losses) Included in Income	-	-	-	-
Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	-	-	-	-
Purchase of Securities	-	-	-	-
Sales, Maturities, and Calls of Securities	-	(31)	-	(84)
Net Transfers out of Available for Sale Securities	-	(5,581)	-	(5,581)
Balance at End of Period	$-	$-	$-	$-

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

		Fair Value Measurements At September 30, 2014, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$92	$-	$-	$92
Residential 1st Mortgages	526	-	-	526
Home Equity Lines and Loans	763	-	-	763
Agricultural	363	-	-	363
Commercial	3,836	-	-	3,836
Total Impaired Loans	5,580	-	-	5,580
Other Real Estate
Real Estate Construction	2,441	-	-	2,441
Agricultural Real Estate	858	-	-	858
Total Other Real Estate	3,299	-	-	3,299
Total Assets Measured at Fair Value On a Non-Recurring Basis	$8,879	$-	$-	$8,879

		Fair Value Measurements At December 31, 2013, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgages	$614	$-	$-	$614
Home Equity Lines and Loans	551	-	-	551
Agricultural	366	-	-	366
Commercial	820	-	-	820
Total Impaired Loans	2,351	-	-	2,351
Other Real Estate
Real Estate Construction	2,399	-	-	2,399
Agricultural Real Estate	2,212	-	-	2,212
Total Other Real Estate	4,611	-	-	4,611
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,962	$-	$-	$6,962

		Fair Value Measurements At September 30, 2013, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgages	$477	$-	$-	$477
Home Equity Lines and Loans	293	-	-	293
Agricultural	366	-	-	366
Commercial	228	-	-	228
Total Impaired Loans	1,364	-	-	1,364
Other Real Estate
Real Estate Construction	2,398	-	-	2,398
Agricultural Real Estate	1,268	-	-	1,268
Total Other Real Estate	3,666	-	-	3,666
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,030	$-	$-	$5,030

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2014:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Commercial Real Estate	$92	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% -1%, 1%
Residential 1st Mortgages	$526	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	11% -24%, 17%
Home Equity Lines and Loans	$763	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 14%, 11%
Agricultural	$343	Income Approach	Capitalization Rate	14% - 14%, 14%
Agricultural	$20	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% -1%, 1%
Commercial	$3,836	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 13%, 4%

Other Real Estate
Real Estate Construction	$2,441	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%
Agricultural Real Estate	$858	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
September 30, 2014 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$39,216	$39,216	$-	$-	$39,216

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	13,361	13,361	-	-	13,361
Mortgage Backed Securities	322,680	39,566	283,114	-	322,680
Other	485	175	310	-	485
Total Investment Securities Available-for-Sale	336,526	53,102	283,424	-	336,526

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	67,206	-	54,375	13,539	67,914
Other	2,235	-	2,235	-	2,235
Total Investment Securities Held-to-Maturity	69,441	-	56,610	13,539	70,149

FHLB Stock	7,677	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	465,707	-	-	462,469	462,469
Agricultural Real Estate	360,215	-	-	360,976	360,976
Real Estate Construction	102,783	-	-	103,095	103,095
Residential 1st Mortgages	167,168	-	-	169,971	169,971
Home Equity Lines and Loans	30,608	-	-	32,601	32,601
Agricultural	231,739	-	-	230,572	230,572
Commercial	184,889	-	-	184,466	184,466
Consumer & Other	4,595	-	-	4,619	4,619
Leases	35,063			33,519	33,519
Unallocated Allowance	(1,263)	-	-	(1,263)	(1,263)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,581,504	-	-	1,581,025	1,581,025
Accrued Interest Receivable	8,986	-	8,986	-	8,986

Liabilities:
Deposits:
Demand	516,093	516,093	-	-	516,093
Interest Bearing Transaction	326,368	326,368	-	-	326,368
Savings and Money Market	614,137	614,137	-	-	614,137
Time	419,615	-	419,663	-	419,663
Total Deposits	1,876,213	1,456,598	419,663	-	1,876,261
FHLB Advances	36,000	-	36,000	-	36,000
Subordinated Debentures	10,310	-	6,227	-	6,227
Accrued Interest Payable	314	-	314	-	314

		Fair Value of Financial Instruments Using
December 31, 2013 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$83,677	$83,677	$-	$-	$83,677

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	28,436	23,394	5,042	-	28,436
Mortgage Backed Securities	324,929	-	324,929	-	324,929
Corporate Securities	49,380	8,191	41,189	-	49,380
Other	1,894	1,584	310	-	1,894
Total Investment Securities Available-for-Sale	404,639	33,169	371,470	-	404,639

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	65,685	-	51,563	14,307	65,870
Mortgage Backed Securities	45	-	45	-	45
Other	2,775	-	2,775	-	2,775
Total Investment Securities Held-to-Maturity	68,505	-	54,383	14,307	68,690

FHLB Stock	7,187	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	402,336	-	-	403,790	403,790
Agricultural Real Estate	324,688	-	-	328,704	328,704
Real Estate Construction	40,438	-	-	40,800	40,800
Residential 1st Mortgages	150,184	-	-	153,352	153,352
Home Equity Lines and Loans	32,710	-	-	35,250	35,250
Agricultural	244,209	-	-	242,950	242,950
Commercial	144,701	-	-	145,131	145,131
Consumer & Other	4,876	-	-	4,912	4,912
Leases	12,094	-	-	11,851	11,851
Unallocated Allowance	(2,274)	-	-	(2,274)	(2,274)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,353,962	-	-	1,364,466	1,364,466
Accrued Interest Receivable	6,941	-	6,941	-	6,941

Liabilities:
Deposits:
Demand	495,963	495,963	-	-	495,963
Interest Bearing Transaction	291,795	291,795	-	-	291,795
Savings and Money Market	589,511	589,511	-	-	589,511
Time	430,422	-	430,752	-	430,752
Total Deposits	1,807,691	1,377,269	430,752	-	1,808,021
Subordinated Debentures	10,310	-	6,224	-	6,224
Accrued Interest Payable	352	-	352	-	352

		Fair Value of Financial Instruments Using
September 30, 2013 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$47,625	$47,625	$-	$-	$47,625

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	28,643	23,587	5,056	-	28,643
Mortgage Backed Securities	342,077	-	342,077	-	342,077
Corporate Securities	49,761	8,171	41,590	-	49,761
Other	1,284	974	310	-	1,284
Total Investment Securities Available-for-Sale	421,765	32,732	389,033	-	421,765

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	67,717	-	55,188	12,753	67,941
Mortgage Backed Securities	121	-	122	-	122
Other	3,123	-	3,123	-	3,123
Total Investment Securities Held-to-Maturity	70,961	-	58,433	12,753	71,186

FHLB Stock	7,187	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	395,550	-	-	399,792	399,792
Agricultural Real Estate	308,188	-	-	313,920	313,920
Real Estate Construction	26,161	-	-	26,437	26,437
Residential 1st Mortgages	142,504	-	-	145,778	145,778
Home Equity Lines and Loans	34,410	-	-	36,988	36,988
Agricultural	212,309	-	-	211,418	211,418
Commercial	136,002	-	-	137,033	137,033
Consumer & Other	4,895	-	-	4,945	4,945
Leases	4,523	-	-	4,523	4,523
Unallocated Allowance	(842)	-	-	(842)	(842)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,263,700	-	-	1,279,992	1,279,992
Accrued Interest Receivable	8,214	-	8,214	-	8,214

Liabilities:
Deposits:
Demand	435,778	435,778	-	-	435,778
Interest Bearing Transaction	257,650	257,650	-	-	257,650
Savings and Money Market	561,277	561,277	-	-	561,277
Time	439,081	-	439,485	-	439,485
Total Deposits	1,693,786	1,254,705	439,485	-	1,694,190
FHLB Advances	5,900	-	5,900	-	5,900
Subordinated Debentures	10,310	-	5,665	-	5,665
Accrued Interest Payable	357	-	357	-	357

Fair value estimates presented herein are based on pertinent information available to management as of September 30, 2014, December 31, 2013, and September 30, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

FHLB Advances & Securities Sold Under Agreement to Repurchase - The fair value of federal funds purchased and other short-term borrowings are approximated by the book value resulting in a Level 2 classification. The fair value for Federal Home Loan Bank advances is determined using discounted future cash flows resulting in a Level 2 classification.

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

Basic earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per share for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(net income in thousands)	2014	2013	2014	2013
Net Income	$6,432	$6,352	$18,818	$18,168
Weighted Average Number of Common Shares Outstanding	777,882	777,882	777,882	777,882
Basic Earnings Per Common Share	$8.27	$8.17	$24.19	$23.36

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2014. This analysis should be read in conjunction with our 2013 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

During 2013: (1) the Company expanded its service area by establishing loan production offices (“LPO”) in Irvine, CA and Walnut Creek, CA; and (2) established equipment leasing as a new line of business. In March 2014, the Irvine LPO was converted to a full-service branch. The Company intends to convert the Walnut Creek LPO to a full-service branch in 4th quarter of 2014. Experienced lending and equipment leasing professionals have been hired to staff these offices. Both of these areas have strong local economies, and will help diversify some of the concentration risks that the Company now has in the Central Valley and the agricultural industry. The Irvine location is also the headquarters for the Company’s equipment leasing activities.

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System. As a California, state-chartered, non-fed member bank, the Bank is subject to regulation and examination by the DBO and FDIC.

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

For the three and nine months ended September 30, 2014, Farmers & Merchants Bancorp reported net income of $6,432,000 and $18,818,000, basic earnings per common share of $8.27 and $24.19 and return on average assets of 1.19% and 1.18%, respectively. Return on average shareholders’ equity was 11.45% and 11.42% for the three and nine months ended September 30, 2014.

For the three and nine months ended September 30, 2013, Farmers & Merchants Bancorp reported net income of $6,352,000 and $18,168,000, basic earnings per common share of $8.17 and $23.36 and return on average assets of 1.28% and 1.23%, respectively. Return on average shareholders’ equity was 12.38% and 11.67% for the three and nine months ended September 30, 2013.

The primary reasons for the Company’s improved earnings performance in the first nine months of 2014 as compared to the same period last year were: (1) a $2.4 million increase in net interest income; (2) a $250,000 decrease in the provision for credit losses; and (3) a $937,000 decrease in other non-interest expense mainly due to decreased legal fee expense and a decrease in operating losses. These positive impacts were partially offset by: (1) a $1.0 million decrease in other non-interest income, primarily due to no gain on the sale of fixed assets and reduced swap fee income; (2) a $368,000 decrease in service charges on deposit accounts; and (3) a $1.5 million increase in salaries and employee benefits.

The following is a summary of the financial results for the nine-month period ended September 30, 2014 compared to September 30, 2013.

•	Net income increased 3.6% to $18.8 million from $18.2 million.

•	Basic Earnings per common share increased 3.6% to $24.19 from $23.36.

•	Total assets increased 11.9% to $2.2 billion.

•	Total loans & leases increased 24.5% to $1.6 billion.

•	Total deposits increased 10.8% to $1.9 billion.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and nine-month periods ended September 30, 2014 and 2013.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended Sept 30, 2014			Three Months Ended Sept 30, 2013
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$7,921	$5	0.25%	$2,625	$2	0.30%
Investment Securities:
U.S. Agencies	17,193	47	1.09%	27,569	62	0.90%
Municipals - Non-Taxable	68,404	912	5.33%	68,722	982	5.72%
Mortgage Backed Securities	307,586	1,721	2.24%	384,201	2,083	2.17%
Other	30,870	80	1.04%	53,636	152	1.13%
Total Investment Securities	424,053	2,760	2.60%	534,128	3,279	2.46%

Loans & Leases:
Real Estate	1,073,804	12,966	4.79%	881,415	11,820	5.32%
Home Equity Lines & Loans	33,716	462	5.44%	37,501	538	5.69%
Agricultural	232,929	2,338	3.98%	214,833	2,354	4.35%
Commercial	184,152	1,992	4.29%	155,247	1,860	4.75%
Consumer	4,742	65	5.44%	5,101	73	5.68%
Other	-	-	0.00%	229	3	5.20%
Leases	34,721	344	3.93%	3,678.00	31.00	3.34%
Total Loans & Leases	1,564,064	18,167	4.61%	1,298,004	16,679	5.10%
Total Earning Assets	1,996,038	$20,932	4.16%	1,834,757	$19,960	4.32%

Unrealized (Loss) Gain on Securities Available-for-Sale	2,975			(5,157)
Allowance for Credit Losses	(34,297)			(34,239)
Cash and Due From Banks	31,758			32,580
All Other Assets	167,975			158,526
Total Assets	$2,164,449			$1,986,467

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$323,582	$47	0.06%	$253,977	$27	0.04%
Savings and Money Market	626,248	277	0.18%	580,391	251	0.17%
Time Deposits	415,501	297	0.28%	443,785	354	0.32%
Total Interest Bearing Deposits	1,365,331	621	0.18%	1,278,153	632	0.20%
Federal Home Loan Bank Advances	13,139	5	0.15%	24,254	7	0.11%
Subordinated Debentures	10,310	82	3.16%	10,310	82	3.16%
Total Interest Bearing Liabilities	1,388,780	$708	0.20%	1,312,717	$721	0.22%
Interest Rate Spread			3.96%			4.10%
Demand Deposits (Non-Interest Bearing)	500,492			426,289
All Other Liabilities	50,392			42,236
Total Liabilities	1,939,664			1,781,242

Shareholders' Equity	224,785			205,225
Total Liabilities & Shareholders' Equity	$2,164,449			$1,986,467
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.06%			0.06%
Net Interest Income and Margin on Total Earning Assets		20,224	4.02%		19,239	4.16%
Tax Equivalent Adjustment		(318)			(345)
Net Interest Income		$19,906	3.96%		$18,894	4.09%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $903,000 and $801,000 for the quarters ended September 30, 2014 and 2013, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Nine Months Ended Sept. 30, 2014			Nine Months Ended Sept. 30, 2013
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$57,889	$110	0.25%	$25,458	$49	0.26%
Investment Securities:
U.S. Agencies	18,918	151	1.06%	27,925	187	0.89%
Municipals - Non-Taxable	65,425	2,698	5.50%	70,009	2,988	5.69%
Mortgage Backed Securities	320,742	5,536	2.30%	387,623	6,152	2.12%
Other	48,083	385	1.07%	51,751	446	1.15%
Total Investment Securities	453,168	8,770	2.58%	537,308	9,773	2.43%

Loans & Leases:
Real Estate	997,216	36,459	4.89%	858,166	34,098	5.31%
Home Equity Lines & Loans	34,299	1,429	5.57%	38,843	1,669	5.74%
Agricultural	221,024	6,632	4.01%	197,386	6,333	4.29%
Commercial	168,332	5,720	4.54%	150,310	5,648	5.02%
Consumer	5,249	210	5.35%	4,932	229	6.21%
Other	23	1	5.81%	231	10	5.79%
Leases	22,957	728	4.24%	1,702.00	43	3.38%
Total Loans & Leases	1,449,100	51,179	4.72%	1,251,570	48,030	5.13%
Total Earning Assets	1,960,157	$60,059	4.10%	1,814,336	$57,852	4.26%

Unrealized Gain on Securities Available-for-Sale	501			4,609
Allowance for Credit Losses	(34,280)			(34,259)
Cash and Due From Banks	31,500			33,369
All Other Assets	164,709			153,192
Total Assets	$2,122,587			$1,971,247

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$306,693	$120	0.05%	$253,595	$83	0.04%
Savings and Money Market	621,501	770	0.17%	574,882	714	0.17%
Time Deposits	421,274	929	0.29%	448,355	1,146	0.34%
Total Interest Bearing Deposits	1,349,468	1,819	0.18%	1,276,832	1,943	0.20%
Federal Home Loan Bank Advances	4,692	5	0.14%	16,398	16	0.13%
Subordinated Debentures	10,310	242	3.14%	10,310	245	3.18%
Total Interest Bearing Liabilities	1,364,470	$2,066	0.20%	1,303,540	$2,204	0.23%
Interest Rate Spread			3.89%			4.04%
Demand Deposits (Non-Interest Bearing)	488,677			420,204
All Other Liabilities	49,772			40,014
Total Liabilities	1,902,919			1,763,758

Shareholders' Equity	219,668			207,489
Total Liabilities & Shareholders' Equity	$2,122,587			$1,971,247
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.06%			0.06%
Net Interest Income and Margin on Total Earning Assets		57,993	3.96%		55,648	4.10%
Tax Equivalent Adjustment		(940)			(1,037)
Net Interest Income		$57,053	3.89%		$54,611	4.02%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $2.8 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(in thousands)	Three Months Ended Sept. 30, 2014 compared to Sept. 30, 2013			Nine Months Ended Sept. 30, 2014 compared to Sept. 30, 2013
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$3	$-	$3	$62	$(1)	$61
Investment Securities:
U.S. Agencies	(26)	11	(15)	(67)	31	(36)
Municipals - Non-Taxable	(5)	(65)	(70)	(191)	(99)	(290)
Mortgage Backed Securities	(427)	65	(362)	(1,123)	507	(616)
Other	(60)	(12)	(72)	(30)	(31)	(61)
Total Investment Securities	(518)	(1)	(519)	(1,411)	408	(1,003)

Loans & Leases:
Real Estate	2,390	(1,244)	1,146	5,239	(2,878)	2,361
Home Equity Lines & Loans	(53)	(23)	(76)	(190)	(50)	(240)
Agricultural	189	(205)	(16)	728	(429)	299
Commercial	322	(190)	132	643	(571)	72
Consumer	(5)	(3)	(8)	14	(33)	(19)
Other	(3)	-	(3)	(9)	-	(9)
Leases	307	6	313	671	14	685
Total Loans & Leases	3,147	(1,659)	1,488	7,096	(3,947)	3,149
Total Earning Assets	2,632	(1,660)	972	5,747	(3,540)	2,207

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	8	12	20	19	18	37
Savings and Money Market	21	5	26	58	(2)	56
Time	(21)	(36)	(57)	(66)	(151)	(217)
Total Interest Bearing Deposits	8	(19)	(11)	11	(135)	(124)
Other Borrowed Funds	(4)	2	(2)	(12)	1	(11)
Subordinated Debentures	-	-	-	-	(3)	(3)
Total Interest Bearing Liabilities	4	(17)	(13)	(1)	(137)	(138)
Total Change on a Tax Equivalent Basis	$2,628	$(1,643)	$985	$5,748	$(3,403)	$2,345
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

3rd Quarter 2014 vs. 3rd Quarter 2013
Net interest income for the third quarter of 2014 increased 5.4% or $1.0 million to $19.9 million. On a fully taxable equivalent basis, net interest income increased 5.1% and totaled $20.2 million for the third quarter of 2014. As more fully discussed below, the increase in net interest income was due to: (1) an increase in earning assets; and (2) an increase in loans as a percentage of earning assets; that offset (3) a decrease in net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended September 30, 2014, the Company’s net interest margin was 4.02% compared to 4.16% for the quarter ended September 30, 2013. This decrease in net interest margin was due to a decline in earning asset yields that exceeded a corresponding drop in funding costs.

Average loans & leases totaled $1.6 billion for the quarter ended September 30, 2014; an increase of $266.1 million compared to the average balance for the quarter ended September 30, 2013. Loans & leases increased from 70.7% of average earning assets at September 30, 2013 to 78.4% at September 30, 2014. As a result of the continuing impact of the sustained low rate environment since late 2008, the annualized yield on the Company’s loan & lease portfolio declined to 4.61% for the quarter ended September 30, 2014, compared to 5.10% for the quarter ended September 30, 2013. See “Financial Condition – Loans and Leases” for a discussion of the Company’s loan strategy in 2014. Overall, the positive impact on interest revenue from the increase in loan & lease balances resulted in interest revenue from loans & leases increasing 8.9% to $18.2 million for quarter ended September 30, 2014. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases. Average investment securities totaled $424.1 million for the quarter ended September 30, 2014; a decrease of $110.1 million compared to the average balance for the quarter ended September 30, 2013. Tax equivalent interest income on securities decreased $519,000 to $2.76 million for the quarter ended September 30, 2014, compared to $3.27 million for the quarter ended September 30, 2013. The average investment portfolio yield, on a tax equivalent basis, for the quarter ended September 30, 2014, was 2.60% compared to 2.46% for the quarter ended September 30, 2013. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2014. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest bearing deposits with banks consisted of FRB deposits. Deposits with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest bearing deposits with banks for the quarter ended September 30, 2014, was $7.9 million, an increase of $5.3 million compared to the average balance for the quarter ended September 30, 2013. Interest income on interest bearing deposits with banks for the quarter ended September 30, 2014, increased $3,000 to $5,000 from the quarter ended September 30, 2013.

Average interest-bearing liabilities increased $76.1 million or 5.8% during the third quarter of 2014. Of that increase: (1) interest-bearing transaction deposits increased $69.6 million; (2) savings and money market deposits increased $45.9 million; (3) time deposits decreased $28.3 million (see “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base); (4) FHLB Advances decreased $11.1 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $621,000 for the third quarter of 2014 as compared to $632,000 for the third quarter of 2013. The average rate paid on interest-bearing deposits was 0.18% for the third quarter of 2014 compared to 0.20% for the third quarter of 2013. The Company anticipates that future declines in deposit rates, if any, will continue to be modest.

Nine Months Ending September 30, 2014 vs. Nine Months Ending September 30, 2013
During the first nine months of 2014, net interest income increased 4.5% to $57.1 million, compared to $54.6 million at September 30, 2013. On a fully taxable equivalent basis, net interest income increased 4.2% and totaled $58.0 million at September 30, 2014, compared to $55.6 million at September 30, 2013. The increase in net interest income was primarily due to growth in average earning assets that offset a decrease in net interest margin.

For the nine months ended September 30, 2014, the Company’s net interest margin was 3.96% compared to 4.10% for the same period in 2013. This decrease in net interest margin was due primarily to a decline in earning asset yields that exceeded a corresponding drop in funding costs.

The average balance of loans & leases increased by $197.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The yield on the loan & lease portfolio decreased 41 basis points to 4.72% for the nine months ended September 30, 2014 compared to 5.13% for the nine months ended September 30, 2013. This increase in loan & lease balances, offset somewhat by a decrease in yields resulted in interest income from loans & leases increasing 6.6% or $3.1 million for the first nine months of 2014.

Average investment securities were $453.2 million for the nine months ended September 30, 2014 compared to $537.3 million for the same period in 2013. The average yield (Tax Equivalent) for the nine months ended September 30, 2014 was 2.58% compared to 2.43% for the nine months ended September 30, 2013. This decrease in balances, offset somewhat by an increase in yields, resulted in a decrease in interest income of $1.0 million or 10.3%, for the nine months ended September 30, 2014.

Average interest bearing deposits with banks consisted of  FRB deposits. Deposits with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest bearing deposits with banks for the nine months ended September 30, 2014, was $57.9 million, an increase of $32.4 million compared to the average balance for the nine-months ended September 30, 2013. Interest income on interest bearing deposits with banks for the nine months ended September 30, 2014, increased $61,000 to $110,000 compared to the nine months ended September 30, 2013.

Average interest-bearing liabilities increased $60.9 million or 4.7% during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Of that increase: (1) interest-bearing deposits increased $72.6million; (2)  FHLB advances decreased $11.7 million; and (3) subordinated debentures remained unchanged.

The $72.6 million increase in average interest-bearing deposits was primarily in interest bearing transaction and savings and money market deposits, which grew $99.7 million since September 30, 2014, while time deposits decreased by $27.1 million. Total interest expense on deposits was $1.8 million for the first nine months of 2014 as compared to $1.9 million for the first nine months of 2013. The average rate paid on interest-bearing deposits was 0.18% in the first nine months of 2014 and 0.20% in the first nine months of 2013.

Provision and Allowance for Credit Losses
As a financial institution that assumes lending and credit risks as a principal element of its business, credit losses will be experienced in the normal course of business. The Company has established credit management policies and procedures that govern both the approval of new loans & leases and the monitoring of the existing portfolio. The Company manages and controls credit risk through comprehensive underwriting and approval standards, dollar limits on loans & leases to one borrower (the term “borrower” is used herein to describe a customer who has entered into either a loan or lease transaction), and by restricting loans & leases made primarily to its principal market area where management believes it is best able to assess the applicable risk. Additionally, management has established guidelines to ensure the diversification of the Company’s credit portfolio such that even within key portfolio sectors such as real estate or agriculture, the portfolio is diversified across factors such as location, building type, crop type, etc. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk.” Management reports regularly to the Board of Directors regarding trends and conditions in the loan & lease portfolio and regularly conducts credit reviews of individual loans & leases. Loans & leases that are performing but have shown some signs of weakness are subject to more stringent reporting and oversight.

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

Special Mention – A special mention loan or lease has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease position at some future date. Special Mention loans & leases are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

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

Commercial Real Estate – Commercial real estate mortgage loans are generally considered to possess a higher inherent risk of loss than the Company’s commercial, agricultural and consumer loan types. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

Real Estate Construction – Real estate construction loans, including land loans, are generally considered to possess a higher inherent risk of loss than the Company’s commercial, agricultural and consumer loan types. A major risk arises from the necessity to complete projects within specified cost and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Commercial – These loans are generally considered to possess a moderate inherent risk of loss because they are shorter-term; typically made to relationship customers; generally underwritten to existing cash flows of operating businesses; and may be collateralized by fixed assets, inventory and/or accounts receivable. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

Agricultural Real Estate and Agricultural – These loans are generally considered to possess a moderate inherent risk of loss since they are typically made to relationship customers and are secured by crop production, livestock and related real estate.  These loans are vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions.

Leases – Equipment leases are generally considered to possess a moderate inherent risk of loss. As Lessor, the company is subject to both the credit risk of the borrower and the residual value risk of the equipment. Credit risks are underwritten using the same credit criteria the Company would use when making an equipment term loan. Residual value risk is managed through the use of qualified, independent appraisers that establish the residual values the Company uses in structuring a lease.

Residential 1st Mortgages and Home Equity Lines and Loans – These loans are generally considered to possess a low inherent risk of loss, although this is not always true as evidenced by the weakness in residential real estate values over the past five years. The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion.  Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy appears to have stabilized throughout most of the Central Valley, housing prices for the most part have not recovered significantly and unemployment levels remain well above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of September 30, 2014, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

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

The Company made no provision for credit loss during the first nine months of 2014 compared to $250,000 for the first nine months of 2013. Net charge-offs for the nine months ended September 30, 2014 were $7,000 compared to net charge-offs of $356,000 for the same period in 2013. See “Overview – Looking Forward: 2014 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2013 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of September 30, 2014, was adequate.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Balance at Beginning of Period	$34,290	$34,235	$34,274	$34,217
Charge-Offs	(61)	(211)	(204)	(740)
Recoveries	38	87	197	384
Provision	-	-	-	250
Balance at End of Period	$34,267	$34,111	$34,267	$34,111

The table below breaks out year-to-date and current quarter activity by portfolio segment (in thousands):

September 30, 2014	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2014	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Charge-Offs	-	-	-	(58)	(70)	-	-	(76)	-	-	(204)
Recoveries	12	-	-	-	54	3	83	45	-	-	197
Provision	2,608	370	1,026	92	(76)	(6,426)	2,135	76	1,206	(1,011)	-
Ending Balance- September 30, 2014	$7,798	$3,946	$1,680	$1,142	$2,675	$5,782	$7,915	$221	$1,845	$1,263	$34,267
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2014	$6,991	$3,677	$1,290	$1,094	$2,737	$8,291	$7,377	$193	$1,108	$1,532	$34,290
Charge-Offs	-	-	-	(25)	(5)	-	-	(31)	-	-	(61)
Recoveries	12	-	-	-	3	1	6	16	-	-	38
Provision	795	269	390	73	(60)	(2,510)	532	43	737	(269)	-
Ending Balance- September 30, 2014	$7,798	$3,946	$1,680	$1,142	$2,675	$5,782	$7,915	$221	$1,845	$1,263	$34,267

The Allowance for Credit Losses as of September 30, 2014 remained nearly unchanged from December 31, 2013. However, the allowance allocated to the following categories of loans did change materially during the first nine months of 2014:

•	Commercial Real Estate, Real Estate Construction and Commercial allowance balances increased from December 31, 2013, primarily as a result of increased loan balances.

•	Agricultural allowance balances decreased $6.4 million, primarily as a result of decreased loan balances.

•	Leasing allowance balances increased $1.2 million, primarily as a result of increased lease balances.

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

3rd Quarter 2014 vs. 3rd Quarter 2013
Non-interest income decreased $528,000 or 15.3% for the three months ended September 30, 2014, compared to the same period of 2013. This decrease was primarily due to: (1) a $117,000 decrease in service charges on deposits accounts, primarily NSF/OD fees; (2) a $912,000 decrease in the gain on deferred compensation investments; and (3) $667,000 decrease in other non-interest income, primarily related to a non-recurring gain on the sale of a Company office building that took place in 2013. Partially offsetting these decreases was a $1.1 million increase in net gain on sale of investment securities.

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

Nine Months Ending September 30, 2014 vs. Nine Months Ending September 30, 2013
Non-interest income decreased $1.9 million or 15.8% for the nine months ended September 30, 2014, compared to the same period of 2013. This decrease was primarily due to: (1) a $368,000 decrease in service charges on deposit accounts, primarily NSF/OD fees; (2) a $786,000 decrease in the gain on deferred compensation investments; and (3) $1.0 million decrease in other non-interest income, primarily related to a non-recurring gain on the sale of a Company office building that took place in 2013 and decreased SWAP referral fees. Partially offsetting these decreases was a $268,000 increase in net gain on sale of investment securities.

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

3rd Quarter 2014 vs. 3rd Quarter 2013
Overall, non-interest expense increased $357,000 or 2.9% for the three months ended September 30, 2014, compared to the same period in 2013. This increase was primarily due to: (1) a $1.1 million increase in salaries and employee benefits and a $75,000 increase in occupancy, both increases primarily related to new staff and facilities added for the Walnut Creek and Irvine offices; (2) bank-wide raises; and (3) increased medical insurance costs. These increases were partially offset by a $912,000 decrease in net gain on deferred compensation investments.

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

Nine Months Ending September 30, 2014 vs. Nine Months Ending September 30, 2013
Non-interest expense decreased $30,000 or 0.1% for the nine months ended September 30, 2014, compared to the same period of 2013. This decrease was primarily due to: (1) a $786,000 decrease in net gain on deferred compensation investments; and (2) a $937,000 decrease in other non-interest expense primarily due to a $646,000 decrease in legal expense and a $250,000 decrease in operating losses. These decreases were partially offset by: (1) a $1.5 million increase in salaries and employee benefits and an $82,000 increase in occupancy, both increases primarily related to new staff and facilities added for the Walnut Creek and Irvine offices; (2) bank-wide raises, and (3) increased medical insurance costs.

Income Taxes
The provision for income taxes increased 1.2% to $3.9 million for the third quarter of 2014. The Company’s effective tax rate for the third quarter of 2014 and 2013 was 37.5%.

The provision for income taxes increased 1.7% to $11.0 million for the first nine months of 2014. The Company’s effective tax rate for the first nine months of 2014 was 37.0% compared to 37.4% for the same period in 2013.

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

Financial Condition
This section discusses material changes in the Company’s balance sheet at September 30, 2014, as compared to December 31, 2013 and to September 30, 2013. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans & leases. The debt securities in the Company’s investment portfolio have historically been comprised primarily of: (1) mortgage-backed securities issued by federal government-sponsored entities; (2) debt securities issued by government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, during 2013, the Company began to selectively add investment grade corporate securities (floating rate and fixed rate with maturities less than 5 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity without subjecting the Company to the interest rate risk associated with mortgage-backed securities. This portfolio of corporate securities was sold during the 3rd quarter of 2014 in order to fund the Company’s increase in loan balances.

The Company’s investment portfolio at September 30, 2014 was $405.9 million compared to $473.1 million at the end of 2013, a decrease of $67.2 million or14.2%. At September 30, 2013, the investment portfolio totaled $492.7 million. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company has invested most of its available funds in either shorter term government agency & government-sponsored entity securities and shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company's total investment portfolio currently represents 18.5% of the Company’s total assets as compared to 22.8% at December 31, 2013, and 25.1% at September 30, 2013.

As of September 30, 2014 the Company held $67.2 million of municipal investments, of which $53.7 million were bank-qualified municipal bonds, all classified as held-to-maturity. The financial problems experienced by certain municipalities over the past five years, along with the financial stresses exhibited by some of the large monoline bond insurers, has increased the overall risk associated with bank-qualified municipal bonds. This situation caused the Company not to purchase any municipal bonds between late 2006 and year-end 2011. However, during the first quarter of 2012 the Company began investing in bank-qualified municipals that were rated AA or better. In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of September 30, 2014 ninety-six percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately four percent ($2.4 million) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security. In June 2014, the Company sold $375,000 of municipal bonds from a single issuer. The Company took this action under the provisions of ASC 320-10-25-6(a), which allow for the sale of HTM securities where there is “evidence of a significant deterioration in the issuer’s creditworthiness.” See Note 2 located in “Item I. Financial Statements.”

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consist of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $4.9 million at September 30, 2014, $42.7 million at December 31, 2013 and $1.4 million at September 30, 2013.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale. Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, 2014, December 31, 2013 and September 30, 2013, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

The Company's loan & lease portfolio at September 30, 2014 totaled $1.6 billion, an increase of $318.0 million or 24.5% over September 30, 2013 and $227.5 million or 16.4% over December 31, 2013. This increase has occurred despite the continuing sluggish economic conditions in the Central Valley of California and is a result of: (1) the Company’s intensified business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek and Irvine. No assurances can be made that this growth in the loan & lease portfolio will continue.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	September 30, 2014		December 31, 2013		September 30, 2013
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$477,726	30.6%	$411,037	29.5%	$404,740	30.6%
Agricultural Real Estate	364,161	24.1%	328,264	23.6%	311,401	24.1%
Real Estate Construction	104,463	2.5%	41,092	3.0%	27,099	2.5%
Residential 1st Mortgages	168,310	10.5%	151,292	10.9%	143,577	10.5%
Home Equity Lines & Loans	33,283	2.9%	35,477	2.5%	37,160	2.9%
Agricultural	237,521	16.5%	256,414	18.4%	221,569	16.5%
Commercial	192,804	12.3%	150,398	10.8%	145,793	12.3%
Consumer & Other	4,816	0.4%	5,052	0.4%	5,063	0.4%
Leases	36,908	0.2%	12,733	0.9%	4,523	0.2%
Total Gross Loans & Leases	1,619,992	100.0%	1,391,759	100.0%	1,300,925	100.0%
Less: Unearned Income	4,221		3,523		3,114
Subtotal	1,615,771		1,388,236		1,297,811
Less: Allowance for Credit Losses	34,267		34,274		34,111
Net Loans & Leases	$1,581,504		$1,353,962		$1,263,700

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan & lease review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified,” and these loans & leases receive increased management attention. As of September 30, 2014, classified loans & leases totaled $3.7 million compared to $5.8 million at December 31, 2013 and $10.2 million at September 30, 2013.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans or leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. Non-accrual loans & leases totaled $2.5 million as of September 30, 2014. At December 31, 2013 and September 30, 2013, non-accrual loans & leases totaled $2.6 million and $3.8 million, respectively.

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

As of September 30, 2014, restructured loans & leases on accrual totaled $4.5 million as compared to $4.6 million at December 31, 2013. Restructured loans & leases on accrual at September 30, 2013, were $1.5 million.

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

Non-Performing Assets

(in thousands)	September 30, 2014	Dec. 31, 2013	September 30, 2013
Non-Performing Loans & Leases	$2,497	$2,596	$3,783
Other Real Estate	3,299	4,611	3,666
Total Non-Performing Assets	$5,796	$7,207	$7,449

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.15%	0.19%	0.29%
Restructured Loans & Leases (Performing)	$4,476	$4,649	$1,463

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $990,000, $983,000, and $1.9 million have been established for non-performing loans & leases at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

Foregone interest income on non-accrual loans & leases which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $75,000 for the nine months ended September 30, 2014, $52,000 for the year ended December 31, 2013, and $80,000 for the nine months ended September 30, 2013.

The Company reported $3.3 million of ORE at September 30, 2014, $4.6 million at December 31, 2013 and $3.7 million at September 30, 2013. These values are net of a reserve for ORE valuation allowance in the amount of $3.7 million at September 30, 2014, $4.1 million at December 31, 2013 and $3.7 million at September 30, 2013.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of September 30, 2014, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

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

See “Part I, Item 1A. Risk Factors” in the Company’s 2013 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets (loans, leases and investments) is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at September 30, 2014 have increased $182.4 million or 10.8% compared to September 30, 2013. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; and (2) the Company’s strong financial results and position which has built F&M Bank’s reputation as one of the most safe and sound banks in its market territory.  The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 10.8% since September 30, 2013, the Company’s focus has been on increasing low cost transaction and savings accounts, which have grown at a much faster pace:

•	Demand and interest-bearing transaction accounts have increased $149.0 million or 21.5% since September 30, 2013.

•	Savings and money market accounts have increased $52.9 million or 9.4% since September 30, 2013.

•	Time deposit accounts have decreased $19.5 million or 4.4% since September 30, 2013.

The Company's deposit balances at September 30, 2014 have increased $68.5 million or 3.8% compared to December 31, 2013. Demand and interest-bearing transaction accounts increased 6.9% or $54.7 million, savings and money market accounts increased $24.6 million or 4.2% and time deposit accounts decreased by $10.8 million or 2.5%. Deposit trends in the first nine months of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets See “Item 3. Quantitative and Qualitative Disclosures About Market Risk and Liquidity Risk.” These sources of funds are also used to manage the Company’s interest rate risk exposure. FHLB advances were $36.0 million at September 30, 2014. There were no FHLB Advances at December 31, 2013 and there were $5.9 million at September 30, 2013. There were no amounts outstanding on the Company’s line of credit with the FRB as of September 30, 2014.

As of September 30, 2014 the Company had additional borrowing capacity of $374.0 million with the Federal Home Loan Bank and $321.3 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings.

At September 30, 2014, December 31, 2013, and September 30, 2013, the Company had no securities sold under agreement to repurchase

Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 13 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2013 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Basel III Regulatory Capital Rules”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 3.08% as of September 30, 2014, 3.09% at December 31, 2013 and 3.10% at September 30, 2013. The average rate paid for these securities for the nine months of 2014 was 3.14% compared to 3.18% for the first nine months of 2013. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $227.2 million at September 30, 2014, $209.9 million at December 31, 2013, and $211.0 million at September 30, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all terms as defined in the regulations). Management believes, as of September 30, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Total Capital to Risk Weighted Assets	$260,660	13.44%	$155,169	8.0%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	$236,290	12.18%	$77,584	4.0%	N/A	N/A
Tier 1 Capital to Average Assets	$236,290	10.92%	$86,542	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Total Capital to Risk Weighted Assets	$260,591	13.44%	$155,157	8.0%	$193,946	10.0%
Tier 1 Capital to Risk Weighted Assets	$236,222	12.18%	$77,579	4.0%	$116,368	6.0%
Tier 1 Capital to Average Assets	$236,222	10.92%	$86,509	4.0%	$108,136	5.0%

As previously discussed (see “Subordinated Debentures”), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of TPS. On March 1, 2005, the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of TPS by Bank Holding Companies (“BHCs”). Under the final rule BHCs may include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill. Any portion of TPS not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations. The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company’s TPS currently qualify as Tier 1 capital. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

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

There were no stock repurchases during the third quarter of 2014 or 2013. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008, with Computershare Trust Company, N.A. as Rights Agent. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2013 Annual Report on Form 10-K for further explanation.

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

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Commitments to Extend Credit	$543,595	$445,294	$473,475
Letters of Credit	7,470	7,393	7,434
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	263	-	-

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 18 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $142,000 at September 30, 2014, December 31, 2013, and September 30, 2013. We do not anticipate any material losses as a result of these transactions.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at September 30, 2014 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2014, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 1.04% if rates increase by 200 basis points and a decrease in net interest income of 0.19% if rates decline 100 basis points. Comparatively, at December 31, 2013, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 0.83% if rates increase by 200 basis points and a decrease in net interest income of 0.31% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2013 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $71.0 million and repurchase lines of $100.0 million with major banks. As of September 30, 2014 the Company has additional borrowing capacity of $374.4 million with the Federal Home Loan Bank and $321.6 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At September 30, 2014, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities available-for-sale of approximately $68.7 million, which represents 3.17% of total assets.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the third quarter of 2014. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

The common stock of Farmers & Merchants Bancorp is not widely held nor listed on any exchange. However, trades may be reported on the Over-The-Counter Bulletin Board under the symbol “FMCB.” Additionally, management is aware that there are private transactions in the Company’s common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

See “Index to Exhibits”

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: November 7, 2014	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2014	/s/ Stephen W. Haley

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