Form 10-K
period 2014-12-31
FARMERS & MERCHANTS BANCORP
filed 2015-03-13
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes  ☐  No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2014 (based on the last reported trade on June 30, 2014) was $337,367,000.

The number of shares of Common Stock outstanding as of February 27, 2015: 785,782

Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

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

Such factors include the following: (1) continuing economic sluggishness in the Central Valley of California; (2) significant changes in interest rates and prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (8) ongoing drought conditions in California and the resulting impact on the Company’s agricultural customers; (9) expansion into new geographic markets and new lines of business; and (10) other factors discussed in Item 1A. Risk Factors.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PART I

Item 1.	Business

General Development of the Business

August 1, 1916, marked the first day of business for Farmers & Merchants Bank. The Bank was incorporated under the laws of the State of California and licensed as a state-chartered bank. Farmers & Merchants’ first venture out of Lodi occurred when the Galt office opened in 1948. Since then the Bank has opened full-service branches in Linden, Modesto, Sacramento, Elk Grove, Turlock, Hilmar, Stockton, Merced, Walnut Creek and Irvine.

In addition to 24 full-service branches, the Bank serves the needs of its customers through a stand-alone ATM located on the grounds of the Lodi Grape Festival. In 2007, the Bank began offering certain products over the internet at www.fmbonline.com.

During 2014, the Bank began construction on a new facility to relocate our South Sacramento branch during the 1st quarter of 2015 and relocated our Crossroads branch to a new facility.  Additionally, as part of our expansion into the greater San Francisco Bay Area, the Bank converted a loan production office in Walnut Creek into a full-service branch; and began construction on a new branch location in Concord that will open in the 1st half of 2015.

During 2014, the Bank also expanded its equipment leasing business, which was established in the 2nd quarter of 2013. The headquarters for this activity is located in our Irvine office, which was upgraded from a loan production office to a full-service branch office during 2014.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans & Leases.”

On March 10, 1999, the Company, pursuant to a reorganization, acquired all of the voting stock of Farmers & Merchants Bank of Central California (the “Bank”). The Company is a bank holding company incorporated in the State of Delaware and registered under the Bank Holding Company Act of 1956, as amended. The Company’s outstanding securities as of December 31, 2014, consisted of 784,082 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company’s principal asset.

The Bank’s two wholly owned subsidiaries are Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Farmers & Merchants Investment Corporation is currently dormant and Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank.

F & M Bancorp, Inc. was created in March 2002 to protect the name “F & M Bank.” During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name, “F & M Bank,” as part of a larger effort to enhance the Company’s image and build brand name recognition. Since 2002, the Company has converted all of its daily operating and image advertising to the “F & M Bank” name and the Company’s logo, slogan and signage were redesigned to incorporate the trade name, “F & M Bank.”

During 2003, the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I, for the sole purpose of issuing trust-preferred securities. See Note 13, located in “Item 8. Financial Statements and Supplementary Data.”

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

Service Area

During 2014, the Company continued its efforts to broaden its geographic footprint by converting loan production offices (“LPO”) in Irvine, CA and Walnut Creek, CA to full-service branches.  Experienced lending and equipment leasing professionals have been hired to staff these offices.  Construction of an additional branch in Concord, an area contiguous to Walnut Creek, has also begun and should be completed during the 1st half of 2015.  Both the Irvine and Walnut Creek areas have strong local economies, and will help diversify some of the concentration risks that the Company now has to the Central Valley and the agricultural industry.  The Irvine location is also the headquarters for the Company’s equipment leasing activities.

At the present time, the Company’s primary service area remains the mid Central Valley of California, including Sacramento, San Joaquin, Stanislaus and Merced counties, where we operate 21 full-service branches and one stand-alone ATM. This area encompasses:

•	Sacramento Metropolitan Statistical Area (“MSA”), with branches in Sacramento, Elk Grove and Galt. This MSA has a Population of 2.27 million and a Per Capita Income of approximately $49,700. The MSA includes significant employment in the following sectors: state and local government; agriculture; and trade, transportation and utilities. Unemployment currently stands at 6.3%.

•	Stockton MSA, with branches in Lodi, Linden and Stockton. This MSA has a Population of 0.7 million and a Per Capita Income of approximately $37, 000. The MSA includes significant employment in the following sectors: state and local government; agriculture; trade, transportation, and utilities; and education and health services. Unemployment currently stands at 10.2%.

•	Modesto MSA, with branches in Modesto and Turlock. This MSA has a Population of 0.5 million and a Per Capita Income of approximately $38,400. The MSA includes significant employment in the following sectors: agriculture; trade, transportation and utilities; state and local government; and education and health services. Unemployment currently stands at 10.4%.

•	Merced MSA with branches in Hilmar and Merced. This MSA has a Population of 0.3 million and a Per Capita Income of approximately $34,000. The MSA includes significant employment in the following sectors: agriculture; state and local government; and trade, transportation and utilities. Unemployment currently stands at 12.1%.

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

The Company also offers a wide range of specialized services designed for the needs of its commercial accounts. These services include a credit card program for merchants, lockbox and other collection services, account reconciliation, investment sweep, on-line account access, and electronic funds transfers by way of domestic and international wire and automated clearinghouse.

The Company makes investment products available to customers, including mutual funds and annuities. These investment products are offered through a third party, which employs investment advisors to meet with and provide investment advice to the Company’s customers.

Employees

At December 31, 2014, the Company employed 310 full time equivalent employees. The Company believes that its employee relations are satisfactory.

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

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries.

Supervision and Regulation

General
Bank holding companies and banks are extensively regulated under both federal and state law. The regulation is intended primarily for the protection of the banking system and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary description of the material laws and regulations, which relate to the operations of the Company and the Bank. This description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

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

Privacy Restrictions
The Gramm-Leach-Bliley Act (“GLBA”) requires financial institutions in the U.S. to provide certain privacy disclosures to customers and consumers, to comply with certain restrictions on the sharing and usage of personally identifiable information, and to implement and maintain commercially reasonable customer information safeguarding standards.

The Company believes that it complies with all provisions of the GLBA and all implementing regulations and the Bank has developed appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of GLBA.

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $45.8 million at December 31, 2014. During 2014, the Bank paid $8.0 million in dividends to the Company.

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

In 2013, both the FRB and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. These rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act as hereinafter defined.

The final rules include new minimum risk-based capital and leverage ratios, which would be phased in over time. The new minimum capital level requirements applicable to the Company and the Bank under the final rules will be: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets (“RWA”); (ii) a Tier 1 capital ratio of 6% of RWA; (iii) a total capital ratio of 8% of RWA; and (iv) a Tier 1 leverage ratio of 4% of total assets. The final rules also establish a "capital conservation buffer" of 2.5% above each of the new regulatory minimum capital ratios, which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0% of RWA; (ii) a Tier 1 capital ratio of 8.5% of RWA; and (iii) a total capital ratio of 10.5% of RWA. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. The final rules also permit the Company’s subordinated debentures issued in 2003 to continue to be counted as Tier 1 capital.

The final rules became effective as applied to the Company and the Bank on January 1, 2015, with a phase in period through January 1, 2019.  The Company believes that it is currently in compliance with all of these new capital requirements (as fully phased-in) and that they will not result in any restrictions on the Company’s business activity.

Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” institution must develop a capital restoration plan. At December 31, 2014, the Bank exceeded all of the required ratios for classification as “well capitalized.” It should be noted; however, that the Bank’s capital category is determined solely for the purpose of applying the federal banking agencies’ prompt corrective action regulations and the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

The Bank’s FDIC premiums were $1.0 million in 2014 compared to $981,000 in 2013. Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

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

A bank’s compliance with the Community Reinvestment Act is assessed using an evaluation system, which bases CRA ratings on an institution’s lending, service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank’s latest CRA examination was completed by the Federal Deposit Insurance Corporation in September 2013 and the Bank received an overall Outstanding rating in complying with its CRA obligations.

Consumer Protection Regulations
The Company’s lending activities are subject to a variety of statutes and regulations designed to protect consumers, including the Fair Credit Reporting Act, Equal Credit Opportunity Act, the Fair Housing Act, the Truth-in-Lending Act, the Unfair, Deceptive or Abusive Acts and Practices and the Dodd-Frank Act. Deposit operations are also subject to laws and regulations that protect consumer rights including Funds Availability, Truth in Savings, and Electronic Funds Transfers. Additional rules govern check writing ability on certain interest earning accounts and prescribe procedures for complying with administrative subpoenas of financial records. Additionally, effective October 26, 2013, there is a new provision of the Federal Reserve Regulation E to accommodate the new Remittance Transfer Rule requirement of the Dodd-Frank Act concerning international wires.

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

Notice and Approval Requirements Related to Control
Banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution. These laws include the BHCA and the Change in Bank Control Act. Among other things, these laws require regulatory filings by a shareholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution or bank holding company. The determination whether an investor "controls" a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by family members, affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party's ownership of the Company were to exceed certain thresholds, the investor could be deemed to "control" the Company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

In addition, except under limited circumstances, bank holding companies are prohibited from acquiring, without prior approval:

•	control of any other bank or bank holding company or all or substantially all the assets thereof; or
•	more than 5% of the voting shares of a bank or bank holding company which is not already a subsidiary.

Incentive Compensation
The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Company may structure compensation for our executives.

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Available Information

Company reports filed with the SEC including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and ownership reports filed by directors, executive officers and principal stockholders can be accessed through the Company’s website at http://www.fmbonline.com. The link to the SEC is on the About Us page.

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

Risks Associated With Our Business

Continuing Difficult Economic Conditions In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses - While the national economy and the economy of other portions of California have experienced improvements over the past several years, the Central Valley of California, which remains the Company’s primary market area, continues to experience sluggish economic conditions. This is reflected in: (1) continuing public sector financial stress, both at the local and statewide level. See “Item 1. Business – Service Area.” The State of California, a large employer in one of the Company’s market territories, continues to experience financial challenges, particularly relating to the funding of pension and other financial commitments made to retired employees, and the City of Stockton, which recently exited bankruptcy but still faces financial challenges; and (2) continuing high levels of unemployment and home prices that have only slightly improved and remain well below peak levels.

Although we have initiated efforts to broaden our geographic footprint, our retail and commercial banking operations remain concentrated in Sacramento, San Joaquin, Stanislaus and Merced Counties. See “Item 1. Business – Service Area.” As a result of this geographic concentration, our results of operations depend largely upon economic conditions in these areas.  Whereas much of this area appears to have stabilized, real estate values remain well below peak prices and unemployment remains well above most other areas in the state and country. As a result, risk still remains from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans or leases. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan & lease performance and diversifying our credit portfolio. These policies and procedures; however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2015 and Beyond.”

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

We Are Dependent On Real Estate And Further Downturns In The Real Estate Market Could Hurt Our Business - Although our regulators have determined that we do not have significant CRE concentration risk, a significant portion of our loan portfolio is dependent on real estate. See “Item 1. Business – Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms.” At December 31, 2014, real estate served as the principal source of collateral with respect to approximately 67% of our loan outstandings and 19% of loans outstanding were secured by production agricultural properties. Continuing stresses in current economic conditions in our local markets or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

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

Our Business Is Subject To Interest Rate Risk And Changes In Interest Rates May Adversely Affect Our Performance And Financial Condition - Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans & leases, the credit profile of our borrowers, the rates received on loans & leases and securities and rates paid on deposits and borrowings. The difference between the rates received on loans & leases and securities and the rates paid on deposits and borrowings is known as the net interest margin. Like many financial institutions, our net interest margin has been declining. We expect that continued low interest rates and aggressive competitor pricing strategies will continue to push net interest margin lower in 2015.

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

Continuing low levels of market interest rates could adversely affect our earnings. The FRB regulates the supply of money and credit in the United States. Its policies determine, in large part, the cost of funds for lending and investing and the yield earned on those loans, leases and investments, which impact the Company’s net interest margin. Beginning in September 2007 the FRB implemented a series of rate reductions in response to the current state of the national economy and housing market as well as the volatility of financial markets. Rates have remained low ever since, and show no signs of significantly increasing in the near future. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, and prepaying their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our CRE and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan & lease demand available in our market. The inability to make sufficient loans & leases directly affects the interest income we earn. Lower loan & lease demand will generally result in lower interest income realized as we place funds in lower yielding investments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2015 and Beyond.”

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

New Market Areas And New Lines Of Business Or New Products And Services May Subject Us To Additional Risks. A Failure To Successfully Manage These Risks May Have A Material Adverse Effect On Our Business - As part of our growth strategy, we have implemented and may continue to implement new market areas and new lines of business. We recently have begun to implement plans to (i) expand into the greater San Francisco Bay Area, which is a new market area for us, and (ii) introduce equipment leasing as a new product line.  There are risks and uncertainties associated with these efforts, particularly in instances where such product lines are not fully mature. In developing and marketing new lines of business and/or new products and services and/or shifting the focus of our asset mix and/or expanding into new markets, we may invest significant time and resources. Initial timetables may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives in these markets and shifting market preferences, may also impact the successful implementation. Failure to successfully manage these risks could have an adverse effect on our business, financial condition and results of operations.

Our Financial Results Can Be Impacted By The Cyclicality and Seasonality Of Our Agricultural Business And The Risks Related Thereto - The Company has provided financing to agricultural customers in the Central Valley throughout its history.  We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices and changing climatic conditions, and manage these risks accordingly.  The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry.  Although the Company’s loan portfolio is believed to be well diversified, at various times during 2014 approximately 41% of the Company’s loan balances were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity. The state of California experienced drought conditions during much of 2013 and 2014.  Importantly, most of the Company’s agricultural customers have access to their own ground water supplies and, therefore, are not as dependent on the delivery of surface water as growers in other parts of California.  Although Management continues to believe that current conditions will not have a material impact on credit quality during 2015, the lack of rain will have a continuing adverse impact on our agricultural customers’ operating costs, crop yields and crop quality.  The longer the drought continues, the more significant this impact will become, particularly if ground water levels reach critical stage.

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

Deposit Insurance Assessments Could Increase At Any Time, Which Will Adversely Affect Profits - FDIC deposit insurance expense for the years 2014, 2013, and 2012 was $1.0 million, $981,000, and $968,000, respectively. During 2011, the FDIC changed its methodology for calculating deposit premiums, See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” Any increases could have adverse effects on the operating expenses and results of operations of the Company.

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

We Depend On Cash Dividends From The Bank To Meet Our Cash Obligations - As a holding company, dividends from the Bank provide a substantial portion of our cash flow used to service the interest payments on our subordinated debentures issued in 2003 and our other obligations, including cash dividends. See “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval.

A Lack Of Liquidity Could Adversely Affect Our Operations And Jeopardize Our Business, Financial Condition And Results Of Operations - Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, Federal Home Loan Bank advances, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations, investment maturities and sales of investment securities and proceeds from the issuance and sale of any equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank and our ability to raise brokered deposits. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the bank or non-bank financial services industries or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the bank or non-bank financial services industries.

As of December 31, 2014, approximately $985.7 million, or 47.8%, of our deposits consisted of interest-bearing demand deposits, savings and money market accounts. Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.   Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

Cyber Security Is A Growing Risk For Financial Institutions - Our business requires the secure handling of sensitive client information. We also rely heavily on communications and information systems to conduct our business. Cyber incidents include intentional attacks and unintentional events that may present unauthorized access to digital systems that disrupt operations, corrupt data, release sensitive information or cause denial-of-service on our websites. We store, process and transmit account information in connection with lending and deposit relationships, including funds transfer and online banking. A breach of cyber-security systems of the Bank, our vendors or customers, or widely publicized breaches of other financial institutions could significantly harm our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability. While we have systems and procedures designed to prevent security breaches, we cannot be certain that advances in criminal capabilities, physical system or network break-ins or inappropriate access will not compromise or breach the technology protecting our networks or proprietary client information.

We Rely On Third-Party Vendors For Important Aspects Of Our Operation - We depend on the accuracy and completeness of information and systems provided by certain key vendors, including but not limited to data processing, payroll processing, technology support, investment safekeeping and accounting. Our ability to operate, as well as our financial condition and results of operations, could be negatively affected in the event of an interruption of an information system, an undetected error, a cyber breach, or in the event of a natural disaster whereby certain vendors are unable to maintain business continuity.

We May Be Adversely Affected By The Soundness Of Other Financial Institutions - Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, broker-dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated if our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or cover the derivative exposure due. Any such losses could have a material adverse effect on our business, financial condition and results of operations.

Deterioration Of Credit Quality Or Insolvency Of Insurance Companies May Impede Our Ability To Recover Losses - The financial crisis led certain major insurance companies to be downgraded by rating agencies. We have property, casualty and financial institution risk coverage underwritten by several insurance companies. In addition, some of our investments in obligations of state and political subdivisions are insured by insurance companies. While we closely monitor credit ratings of our insurers and insurers of our municipality securities, and we are poised to make quick changes if needed, we cannot predict an unexpected inability to honor commitments. We also invest in bank-owned life insurance policies on certain members of senior Management, which may lose value in the event of the carriers' insolvency. In the event that our bank-owned life insurance policy carriers' credit ratings fall below investment grade, we may exchange policies underwritten by them to another carrier at a cost charged by the original carrier, or we may terminate the policies which may result in adverse tax consequences.

Our loan portfolio is also primarily secured by properties located in earthquake or fire-prone zones. In the event of a disaster that causes pervasive damage to the region in which we operate, not only the Bank, but also the loan collateral may suffer losses not recovered by insurance.

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

Risks Associated With Our Stock

Our Stock Trades Less Frequently Than Others - The Company’s common stock is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol "FMCB." Management is aware that there are private transactions in the Company’s common stock. However, the limited trading market for the Company’s common stock may make it difficult for stockholders to dispose of their shares.

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

Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in twenty-four branch locations in the Company's service area. Of the twenty-four branches, fifteen are owned and nine are leased. The expiration of these leases occurs between the years 2015 and 2024. See Note 19, located in “Item 8. Financial Statements and Supplementary Data.”

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

The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades are reported on the OTCQX (prior to January 12, 2015, the Over the Counter (“OTC”) Bulletin Board) under the symbol “FMCB.” Additionally, management is aware that there are private transactions in the Company’s common stock.

The following table summarizes the actual high, low, and close sale prices for the Company's common stock since the first quarter of 2013. These figures are based on activity posted on the OTC Bulletin Board and on private transactions between individual stockholders that are reported to the Company.

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)
2014	Fourth quarter	$466	$450	$463	$6.40
	Third quarter	445	430	450	-
	Second quarter	451	420	433	6.30
	First quarter	448	417	425	-

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)
2013	Fourth quarter	$417	$405	$417	$6.30
	Third quarter	420	400	415	-
	Second quarter	500	384	400	6.20
	First quarter	470	375	470	-

As of January 31, 2015, there were approximately 1,449 stockholders of record of the Company’s common stock.

The Company and, before the Company was formed, the Bank, has paid cash dividends for the past 80 consecutive years. There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our 2003 subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank under state and federal laws. See “Item 1. Business – Supervision and Regulation.”

In 1998, the Board approved the Company’s first common stock repurchase program. This program has been extended and expanded several times since then, and most recently, on September 11, 2012, the Board of Directors approved increasing the funds available for the Company’s common stock repurchase program to $20 million over the three-year period ending September 30, 2015.

Repurchases under the program may be made from time to time on the open market or through private transactions. The repurchase program also requires that no purchases may be made if the Bank would not remain “well-capitalized” after the repurchase.

There were no shares repurchased by the Company during 2014. The approximate dollar value of shares that may yet be purchased under the program is $20 million.

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008, with Computershare (formerly Registrar and Transfer Company), as Rights Agent, and the Company declared a dividend of a right to acquire one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, $0.01 par value per share, to stockholders of record at the close of business on August 15, 2008. Generally, the Rights are only triggered and become exercisable if a person or group (the “Acquiring Person”) acquires beneficial ownership of 10 percent or more of the Company’s common stock or announces a tender offer for 10 percent or more of the Company’s common stock.

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

On December 4, 2014, the Company issued 6,200 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. See Note 16, located in “Item 8. Financial Statements and Supplementary Data.” These shares were issued at a price of $450 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, the regulations promulgated thereunder. Most of the proceeds were contributed to the Bank as equity capital.

Performance Graphs

The following graph compares the Company’s cumulative total stockholder return on common stock from December 31, 2009 to December 31, 2014 to that of: (i) the Morningstar Banks Index - Regional (US) Industry Group; and (ii) the cumulative total return of the New York Stock Exchange market index. The graph assumes an initial investment of $100 on December 31, 2009 and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTC Bulletin Board and on private transactions between individual stockholders that are reported to the Company. This data was furnished by Zacks SEC Compliance Services Group.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933.

Item 6.	Selected Financial Data

Farmers & Merchants Bancorp
Five Year Financial Summary of Operations
(in thousands except per share data)

Summary of Income:	2014	2013	2012	2011	2010
Total Interest Income	$81,521	$76,531	$78,491	$82,354	$84,461
Total Interest Expense	2,813	2,891	5,140	7,974	9,685
Net Interest Income	78,708	73,640	73,351	74,380	74,776
Provision for Credit Losses	1,175	425	1,850	6,775	14,735
Net Interest Income After Provision for Credit Losses	77,533	73,215	71,501	67,605	60,041
Total Non-Interest Income	14,329	15,937	14,110	12,274	17,185
Total Non-Interest Expense	51,366	50,870	48,277	45,028	43,939
Income Before Income Taxes	40,496	38,282	37,334	34,851	33,287
Provision for Income Taxes	15,094	14,221	13,985	12,642	12,169
Net Income	$25,402	$24,061	$23,349	$22,209	$21,118
Balance Sheet Data:
Total Assets	$2,360,551	$2,076,073	$1,974,686	$1,919,684	$1,841,491
Loans & Leases	1,712,244	1,388,236	1,246,902	1,163,078	1,176,002
Allowance for Credit Losses	35,401	34,274	34,217	33,017	32,261
Investment Securities	430,405	473,144	486,383	542,912	493,581
Deposits	2,064,073	1,807,691	1,722,026	1,626,197	1,566,503
Federal Home Loan Bank Advances	-	-	-	530	591
Shareholders' Equity	233,178	209,904	205,033	189,346	173,241

Selected Ratios:
Return on Average Assets	1.17%	1.21%	1.22%	1.19%	1.19%
Return on Average Equity	11.43%	11.54%	11.62%	12.10%	12.25%
Dividend Payout Ratio	39.05%	40.41%	40.34%	41.24%	41.93%
Average Loans & Leases to Average Deposits	79.99%	74.28%	72.02%	74.48%	79.03%
Average Equity to Average Assets	10.28%	10.52%	10.45%	9.85%	9.74%
Period-end Shareholders' Equity to Total Assets	9.88%	10.11%	10.38%	9.86%	9.41%

Basic Per Share Data:
Net Income (1)	$32.64	$30.93	$29.99	$28.49	$27.05
Cash Dividends Per Share	$12.70	$12.50	$12.10	$11.75	$11.35

(1)	Based on the weighted average number of shares outstanding of 778,358, 777,882, 778,648, 779,424, and 780,619 for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Although the Company has initiated efforts to expand its geographic footprint into Walnut Creek and Irvine, CA (see Item 1: Business – Service Area), the Company’s primary service area remains the mid Central Valley of California, a region that can be significantly impacted by the seasonal needs of the agricultural industry. Accordingly, discussion of the Company’s Financial Condition and Results of Operations is influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold).

The Five-Year Period: 2010 through 2014
Through much of 2007 the economy in our primary service area was strong, the stock market rising and individuals and businesses doing well. Then in October 2007 the financial markets started what would become a major adjustment and an economic recession began, the impact of which is still being felt today in the Central Valley of California. The Central Valley was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has stabilized throughout most of the Central Valley, housing prices for the most part have not recovered significantly and unemployment levels remain well above those in other areas of the state and country.

Despite this difficult economic environment, in management’s opinion, the Company’s operating performance over the past five years has been exceptionally strong.

(in thousands, except per share data)

Financial Performance Indicator	2014	2013	2012	2011	2010

Net Income	$25,402	$24,062	$23,349	$22,209	$21,118
Total Assets	2,360,551	2,076,073	1,974,686	1,919,684	1,841,491
Total Loans	1,712,244	1,388,236	1,246,902	1,163,078	1,176,002
Total Deposits	2,064,073	1,807,691	1,722,026	1,626,197	1,566,503
Total Shareholders’ Equity	233,178	209,904	205,033	189,346	173,241
Total Risk-Based Capital Ratio	12.93%	13.99%	14.96%	14.86%	13.82%
Non-Performing Loans as a % of Total Loans	0.13%	0.19%	0.74%	0.36%	0.45%
Substandard Loans as a % of Total Loans	0.21%	0.41%	1.72%	3.67%	3.40%
Net Charge-Offs to Average Loans	0.00%	0.03%	0.05%	0.51%	1.04%
Loan Loss Allowance as a % of Total Loans	2.06%	2.46%	2.74%	2.83%	2.74%
Return on Average Assets	1.17%	1.21%	1.22%	1.19%	1.19%
Return on Average Equity	11.43%	11.54%	11.62%	12.10%	12.25%
Earnings Per Share	32.64	30.93	29.99	28.49	27.05
Cash Dividends Per Share	12.70	12.50	12.10	11.75	11.35
Cash Dividends Declared	9,919	9,723	9,418	9,158	8,855
# Shares Repurchased During Year	-	-	1,542	-	1,520
Average Share Price of Repurchased Shares	-	-	373	-	400
High Stock Price – Fourth Quarter	466	417	405	400	425
Low Stock Price – Fourth Quarter	450	405	355	345	400
Closing Stock Price – Fourth Quarter	463	417	405	400	415

Although the Company was not entirely immune to the pressures that a struggling economy brought to bear, management believes that the Company’s performance compared very favorably to its peer banks during the five-year period ending December 31, 2014:

•	Net income totaled $116.1 million and never dropped below $21.0 million in any single year.

•	Return on Average Assets never dropped below 1.17% in any single year.

•	Total assets increased 32.5% to $2.4 billion.

•	Total loans & leases increased 41.2% to $1.7 billion.

•	Total deposits increased 37.8% to $2.1 billion.

More recently:

•	In 2014, the Company earned $25.4 million for a return on average assets of 1.17%, and our return on average assets averaged 1.20% over the five-year period. Importantly, these strong results were generated at the same time the Company increased its credit loss allowance by $1.2 million, to $35.4 million or 2.06% of total loans & leases.

•	In 2014, the Company increased its cash dividend per share by 2.0% over 2013 levels, and our strong financial performance has allowed us to increase dividends every year during this five-year period.

•	The Company’s total risk based capital ratio was 12.93% at December 31, 2014, and the Bank achieved the highest regulatory classification of “well capitalized” in each of the five years. See “Financial Condition – Capital.”

•	The Company began to diversify its: (1) geographic market by establishing new branches in Walnut Creek and Irvine, CA; and (2) lending products by introducing equipment leasing.

•	Despite continuing sluggish economic conditions in the Company’s local markets, the Company’s asset quality remains very strong compared to peer banks at the present time, when measured by: (1) net charge-offs of 0.33% of average loans & leases during this five-year period; and (2) substandard loans & leases totaling 0.21% of total loans & leases at December 31, 2014. See “Results of Operations – Provision and Allowance for Credit Losses” and “Financial Condition – Classified Loans & Leases and Non-Performing Assets.”

As a result of this strong earnings performance, capital position, and asset quality, stockholders have benefited from the fact that cash dividends per share have increased 15.4% since 2009, and totaled $60.40 per share over the five-year period. The 2014 dividend of $12.70 per share represents a 2.7% yield based upon the December 31, 2014 ending stock price of $463 per share.

Looking Forward: 2015 and Beyond
In management’s opinion, the following key issues will continue to influence the financial results of the Company in 2015 and future years:

•	The Company’s earnings are heavily dependent on its net interest margin, which is sensitive to such factors as: (1) market interest rates; (2) the mix of our earning assets and interest-bearing liabilities; and (3) competitor pricing strategies.

-	During the third quarter of 2007, the FRB began dropping short-term market rates. Market rates remain low, and management does not expect this to change significantly during 2015.

-	Deposit growth outstripped loan growth in 2010 – 2012 and, as a result, the Company’s loan-to-deposit ratio dropped. This resulted in a higher percentage of our earning assets being placed into lower yielding investment securities, interest-bearing deposits with banks, and Federal Funds Sold. Although loan growth picked-up substantially in 2013 - 2014, partially as a result of our expansion into Walnut Creek and equipment leasing, we still face a difficult economic environment in the Central Valley combined with a very competitive pricing environment. No assurances can be given that this recent growth in the loan & lease portfolio will continue.

-	Aggressive competitor pricing for loans, leases and deposits has often required the Company to respond in order to retain key customers.

The combination of low market interest rates and aggressive competitor pricing has caused the Company’s net interest margin to decline from 4.89% in the second quarter of 2007 to 4.14% in the fourth quarter of 2014. The Company expects many of these factors to continue to push the net interest margin lower in 2015. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

•	The Company’s results are impacted by changes in the credit quality of its borrowers. Substandard loans & leases totaled $3.6 million or 0.21% of total loans & leases at December 31, 2014 vs. $5.8 million or 0.41% of total loans at December 31, 2013, and a peak of $62.8 million or 5.17% of total loans at December 31, 2009. Management believes, based on information currently available, that these levels are adequately covered by the Company’s $35.4 million allowance for credit losses as of December 31, 2014. See “Results of Operations - Provision and Allowance for Credit Losses” and “Financial Condition – Classified Loans & Leases and Non-Performing Assets.” The Company’s provision for credit losses was $1.2 million in 2014, compared to $425,000 in 2013 and $1.9 million in 2012. See “Item 1A. Risk Factors.”

•	FDIC deposit insurance expense for the years 2014, 2013, and 2012 was $1.0 million, $981,000, and $968,000, respectively. In 2011 the FDIC changed its methodology for calculating deposit premiums. See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” While FDIC deposit insurance assessments have stabilized in recent years, they remain well above the pre-recession level the Company paid in 2007.

•	Congress and the Obama Administration are continuing to implement broad changes to the regulation of consumer financial products and the financial services industry as a whole. These changes could significantly affect the Company’s product offerings, pricing and profitability in areas such as debit and credit cards, home mortgages and deposit service charges.

•	The Company has expanded its geographic footprint to include Walnut Creek, CA and Irvine, CA and has established equipment leasing as a new line of business. Additional expansion is underway in Concord, CA, an area contiguous to Walnut Creek (see Item 1: Business – Service Area). Although Management believes that these initiatives will result in increased asset growth and earnings, along with reduced concentration risks, the start-up costs related to staff and facilities are significant and will take time to cover.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ performance during each of the years in the three-year period ended December 31, 2014, and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying financial statements.

Net Interest Income/Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the years ending 2014, 2013, and 2012. Average balance amounts for assets and liabilities are the computed average of daily balances.

Net interest income is the amount by which the interest and fees on loans & leases and other interest-earning assets exceed the interest paid on interest-bearing sources of funds. For the purpose of analysis, the interest earned on tax-exempt investments and municipal loans is adjusted to an amount comparable to interest subject to normal income taxes. This adjustment is referred to as “tax equivalent” adjustment and is noted wherever applicable. The presentation of net interest income and net interest margin on a tax equivalent basis is a common practice within the banking industry.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2014
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$62,452	$158	0.25%
Investment Securities:
Government Agency & Government-Sponsored Entities	18,383	186	1.01%
Obligations of States and Political Subdivisions - Non-Taxable	65,202	3,552	5.45%
Mortgage Backed Securities	314,293	7,174	2.28%
Other	36,643	379	1.03%
Total Investment Securities	434,521	11,291	2.60%

Loans & Leases
Real Estate	1,027,795	49,914	4.86%
Home Equity Lines and Loans	34,017	1,881	5.53%
Agricultural	224,859	8,997	4.00%
Commercial	179,420	8,655	4.82%
Consumer	5,143	307	5.97%
Other	17	1	5.88%
Leases	28,136	1,555	5.53%
Total Loans & Leases	1,499,387	71,310	4.76%
Total Earning Assets	1,996,360	$82,759	4.15%

Unrealized Gain on Securities Available-for-Sale	1,462
Allowance for Credit Losses	(34,316)
Cash and Due From Banks	32,219
All Other Assets	166,860
Total Assets	$2,162,585

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$311,911	$167	0.05%
Savings and Money Market	627,129	1,051	0.17%
Time Deposits	430,968	1,268	0.29%
Total Interest Bearing Deposits	1,370,008	2,486	0.18%
Federal Home Loan Bank Advances	3,643	5	0.14%
Subordinated Debt	10,310	322	3.12%
Total Interest Bearing Liabilities	1,383,961	$2,813	0.20%
Interest Rate Spread			3.94%
Demand Deposits	504,470
All Other Liabilities	51,946
Total Liabilities	1,940,377
Shareholders' Equity	222,208
Total Liabilities & Shareholders' Equity	$2,162,585
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.06%
Net Interest Income and Margin on Total Earning Assets		79,946	4.00%
Tax Equivalent Adjustment		(1,238)
Net Interest Income		$78,708	3.94%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $5.1 million for the year ended December 31, 2014. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2013
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$30,743	$79	0.26%
Investment Securities:
Government Agency & Government-Sponsored Entities	28,033	256	0.91%
Obligations of States and Political Subdivisions - Non-Taxable	68,832	3,929	5.71%
Mortgage Backed Securities	374,927	8,117	2.16%
Other	52,318	598	1.14%
Total Investment Securities	524,110	12,900	2.46%

Loans & Leases
Real Estate	868,855	46,056	5.30%
Home Equity Lines and Loans	38,293	2,187	5.71%
Agricultural	204,103	8,715	4.27%
Commercial	150,456	7,546	5.02%
Consumer	4,888	313	6.40%
Other	230	13	5.65%
Leases	2,507	91	3.63%
Total Loans & Leases	1,269,332	64,921	5.11%
Total Earning Assets	1,824,185	$77,900	4.27%

Unrealized Gain on Securities Available-for-Sale	3,453
Allowance for Credit Losses	(34,227)
Cash and Due From Banks	33,648
All Other Assets	155,715
Total Assets	$1,982,774

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$259,348	$119	0.05%
Savings and Money Market	577,214	947	0.16%
Time Deposits	444,605	1,482	0.33%
Total Interest Bearing Deposits	1,281,167	2,548	0.20%
Other Borrowed Funds	12,265	16	0.13%
Subordinated Debt	10,310	327	3.17%
Total Interest Bearing Liabilities	1,303,742	$2,891	0.22%
Interest Rate Spread			4.05%
Demand Deposits	427,673
All Other Liabilities	42,783
Total Liabilities	1,774,198
Shareholders' Equity	208,576
Total Liabilities & Shareholders' Equity	$1,982,774
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.06%
Net Interest Income and Margin on Total Earning Assets		75,009	4.11%
Tax Equivalent Adjustment		(1,369)
Net Interest Income		$73,640	4.04%

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2012
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$43,351	$110	0.25%
Investment Securities:
Government Agency & Government-Sponsored Entities	56,396	577	1.02%
Obligations of States and Political Subdivisions - Non-Taxable	70,432	4,047	5.75%
Mortgage Backed Securities	399,121	9,182	2.30%
Other	15,358	182	1.19%
Total Investment Securities	541,307	13,988	2.58%

Loans
Real Estate	767,555	44,329	5.78%
Home Equity Lines and Loans	46,405	2,656	5.72%
Agricultural	200,040	9,888	4.94%
Commercial	163,089	8,455	5.18%
Consumer	5,820	456	7.84%
Other	237	13	5.49%
Total Loans	1,183,146	65,797	5.56%
Total Earning Assets	1,767,804	$79,895	4.52%

Unrealized Gain on Securities Available-for-Sale	12,116
Allowance for Loan Losses	(33,248)
Cash and Due From Banks	33,941
All Other Assets	140,998
Total Assets	$1,921,611

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$231,813	$167	0.07%
Savings and Money Market	540,063	1,281	0.24%
Time Deposits	496,327	2,291	0.46%
Total Interest Bearing Deposits	1,268,203	3,739	0.29%
Securities Sold Under Agreement to Repurchase	28,197	1,018	3.61%
Other Borrowed Funds	3,698	36	0.97%
Subordinated Debt	10,310	347	3.37%
Total Interest Bearing Liabilities	1,310,408	$5,140	0.39%
Interest Rate Spread			4.13%
Demand Deposits	374,677
All Other Liabilities	35,631
Total Liabilities	1,720,716
Shareholders' Equity	200,895
Total Liabilities & Shareholders' Equity	$1,921,611
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.10%
Net Interest Income and Margin on Total Earning Assets		74,755	4.23%
Tax Equivalent Adjustment		(1,404)
Net Interest Income		$73,351	4.15%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $3.1 million for the year ended December 31, 2012. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)	2014 versus 2013
(in thousands)	Amount of Increase
	(Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$80	$(1)	$79
Investment Securities:
Government Agency & Government-Sponsored Entities	(96)	26	(70)
Obligations of States and Political Subdivisions - Non-Taxable	(202)	(175)	(377)
Mortgage Backed Securities	(1,366)	423	(943)
Other	(166)	(53)	(219)
Total Investment Securities	(1,830)	221	(1,609)

Loans & Leases:
Real Estate	7,941	(4,083)	3,858
Home Equity Lines and Loans	(238)	(68)	(306)
Agricultural	851	(569)	282
Commercial	1,406	(297)	1,109
Consumer	16	(22)	(6)
Other	(13)	1	(12)
Leases	1,392	72	1,464
Total Loans & Leases	11,355	(4,966)	6,389
Total Earning Assets	9,605	(4,746)	4,859

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	26	22	48
Savings and Money Market	84	20	104
Time Deposits	(44)	(170)	(214)
Total Interest Bearing Deposits	66	(128)	(62)
Other Borrowed Funds	(12)	1	(11)
Subordinated Debt	-	(5)	(5)
Total Interest Bearing Liabilities	54	(132)	(78)
Total Change	$9,551	$(4,614)	$4,937

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(Interest and Rates on a Taxable Equivalent Basis)	2013 versus 2012
(in thousands)	Amount of Increase
	(Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$(32)	$1	$(31)

Investment Securities:
Government Agency & Government-Sponsored Entities	(264)	(57)	(321)
Obligations of States and Political Subdivisions - Non-Taxable	(92)	(27)	(119)
Mortgage Backed Securities	(540)	(525)	(1,065)
Other	422	(6)	416
Total Investment Securities	(474)	(615)	(1,089)

Loans & Leases:
Real Estate	5,554	(3,827)	1,727
Home Equity Lines and Loans	(463)	(6)	(469)
Agricultural	197	(1,370)	(1,173)
Commercial	(640)	(269)	(909)
Consumer	(67)	(76)	(143)
Leases	91	-	91
Total Loans & Leases	4,672	(5,548)	(876)
Total Earning Assets	4,166	(6,162)	(1,996)

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	18	(66)	(48)
Savings and Money Market	83	(417)	(334)
Time Deposits	(221)	(588)	(809)
Total Interest Bearing Deposits	(120)	(1,071)	(1,191)
Securities Sold Under Agreement to Repurchase	(1,018)	-	(1,018)
Other Borrowed Funds	30	(50)	(20)
Subordinated Debt	-	(20)	(20)
Total Interest Bearing Liabilities	(1,108)	(1,141)	(2,249)
Total Change	$5,274	$(5,021)	$253

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

2014 Compared to 2013
Net interest income increased 6.9% to $78.7 million during 2014. On a fully tax equivalent basis, net interest income increased 6.6% and totaled $79.9 million during 2014 compared to $75.0 million for 2013. As more fully discussed below, the increase in net interest income was primarily due to an increase in average earning assets offset somewhat by a decrease in the net interest margin.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2014, the Company’s net interest margin was 4.00% compared to 4.11% in 2013. This decrease in net interest margin was due primarily to declining yields on earning assets that exceeded a corresponding drop in funding costs, offset somewhat by an increase in the mix of loans & leases as a percentage of total earning assets.

Average loans & leases totaled $1.5 billion for the year ended December 31, 2014; an increase of $230.1 million compared to the year ended December 31, 2013. Loans & leases increased from 69.6% of average earning assets during 2013 to 75.1% in 2014. Because of the impact of decreases in market interest rates from mid-September 2007 through December 2008, and the continuing low rate environment since then, the year-to-date yield on the loan & lease portfolio declined to 4.76% for the year ended December 31, 2014, compared to 5.11% for the year ended December 31, 2013. This lower yield partially offset the impact of an increase in average loan & lease balances but still resulted in interest revenue from loans & leases increasing 9.8% to $71.3 million for 2014. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Historically, the Company invested primarily in: (1) mortgage-backed securities issued by government-sponsored entities; (2) debt securities issued by government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, during 2012, when loan demand lagged deposit growth, resulting in significant liquidity, the Company began to selectively add corporate securities (floating rate and fixed rate with maturities less than 5 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity without subjecting the Company to the interest rate risk associated with mortgage-backed securities. Since the risk factor for these types of investments is generally lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases.

Average investment securities decreased $89.6 million in 2014 compared to the average balance during 2013. As a result, tax equivalent interest income on securities decreased $1.6 million to $11.3 million for the year ended December 31, 2014, compared to $12.9 million for the year ended December 31, 2013. The average yield, on a tax equivalent basis, in the investment portfolio was 2.60% in 2014 compared to 2.46% in 2013. This overall increase in yield was caused primarily by a decrease in the mix of corporate securities as a percentage of total securities and an increase in the yield on the Company’s mortgage-backed securities portfolio due to the sale of certain lower yielding MBS. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2014. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest-bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest-bearing deposits with banks for the year ended December 31, 2014, was $62.5 million, an increase of $31.7 million compared to the average balance for the year ended December 31, 2013. Interest income on interest-bearing deposits with banks for the year ended December 31, 2014, increased $79,000 to $158,000 from the year ended December 31, 2013.

Average interest-bearing liabilities increased $80.2 million or 6.2% during the twelve months ended December 31, 2014. Of that increase: (1) interest-bearing deposits increased $88.8 million; (2) FHLB Advances decreased $8.6 million; and (3) subordinated debt remained unchanged.

The $88.8 million increase in average interest-bearing deposits was primarily in lower cost interest-bearing DDA, and savings and money market deposits, which increased $102.5 million since 2013, as higher cost time deposits decreased by $13.6 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $2.5 million for 2014 and 2013. The average rate paid on interest-bearing deposits was 0.18% in 2014 and 0.20% in 2013. Since most of the Company’s interest-bearing deposits are priced off of short-term market rates, the Company is benefiting from the impact of these lower market rates. See “Overview – Looking Forward: 2015 and Beyond” for a discussion of factors influencing the Company’s future deposit rates and their impact on net interest margin.

Section 627 of the Dodd-Frank Act repealed Regulation Q effective July 21, 2011, thereby eliminating the prohibition on the payment of interest on demand deposits. Given the historically low rate environment since then, this change has not had any material impact on the Company. However, when rates begin to rise this may impact the Company’s cost of deposits, particularly business checking accounts.

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

Average loans & leases totaled $1.3 billion for the year ended December 31, 2013; an increase of $86.2 million compared to the year ended December 31, 2012. Loans & leases increased from 66.9% of average earning assets during 2012 to 69.6% in 2013. Because of the impact of decreases in market interest rates from mid-September 2007 through December 2008, and the continuing low rate environment since then, the year-to-date yield on the loan & lease portfolio declined to 5.11% for the year ended December 31, 2013, compared to 5.56% for the year ended December 31, 2012. This lower yield offset the impact of an increase in average loan & lease balances resulting in interest revenue from loans & leases decreasing 1.3% to $64.9 million for 2013.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has stabilized throughout most of the Central Valley, housing prices for the most part have not recovered significantly and unemployment levels remain well above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of December 31, 2014, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The state of California has experienced drought conditions during much of 2013 and 2014. Importantly, most of the Company’s agricultural customers have access to their own ground water supplies and, therefore, are not as dependent on the delivery of surface water as growers in other parts of California. Although Management continues to believe that current conditions will not have a material impact on credit quality during 2015, the lack of rain will have a continuing adverse impact on our agricultural customers’ operating costs, crop yields and crop quality. The longer the drought continues, the more significant this impact will become, particularly if ground water levels reach critical stage.

The provision for credit losses totaled $1.2 million in 2014 compared to $425,000 in 2013 and $1.9 million in 2012. Net charge-offs during 2014 were $48,000 compared to $368,000 in 2013 and $650,000 in 2012. Net charge-offs represented 0.0% of average loans & leases during 2014, a level that in management’s opinion compares very favorably to the Company’s peers at the present time. The increase in the provision over the past year reflects the growth that occurred in the loan portfolio during 2014. See “Overview – Looking Forward: 2015 and Beyond,” “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk.”

The following tables summarize the activity and the allocation of the allowance for credit losses for the years indicated. (in thousands)

	2014	2013	2012	2011	2010
Allowance for Credit Losses Beginning of Year	$34,274	$34,217	$33,017	$32,261	$29,813
Provision Charged to Expense	1,175	425	1,850	6,775	14,735
Charge-Offs:
Commercial Real Estate	-	6	-	25	1,629
Agricultural Real Estate	-	575	-	384	559
Real Estate Construction	-	-	-	-	4,095
Residential 1st Mortgages	73	16	152	449	759
Home Equity Lines and Loans	70	91	259	751	310
Agricultural	-	23	294	3,559	916
Commercial	1	60	198	788	4,143
Consumer & Other	132	120	145	190	112
Total Charge-Offs	276	891	1,048	6,146	12,523
Recoveries:
Commercial Real Estate	11	-	-	-	-
Agricultural Real Estate	-	-	90	18	2
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	53	4	7
Home Equity Lines and Loans	58	115	14	13	-
Agricultural	8	42	61	10	68
Commercial	86	312	117	21	92
Consumer & Other	65	54	63	61	67
Total Recoveries	228	523	398	127	236
Net Charge-Offs	(48)	(368)	(650)	(6,019)	(12,287)
Total Allowance for Credit Losses	$35,401	$34,274	$34,217	$33,017	$32,261
Ratios:
Allowance for Credit Losses to:
Total Loans & Leases at Year End	2.06%	2.46%	2.74%	2.83%	2.74%
Average Loans & Leases	2.36%	2.70%	2.89%	2.82%	2.73%
Consolidated Net Charge-Offs to:
Total Loans & Leases at Year End	0.00%	0.03%	0.05%	0.52%	1.04%
Average Loans & Leases	0.00%	0.03%	0.05%	0.51%	1.04%

The table below breaks out year-to-date activity by portfolio segment (in thousands):

December 31, 2014	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2014	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Charge-Offs	-	-	-	(73)	(70)	-	(1)	(132)	-	-	(276)
Recoveries	11	-	-	-	58	8	86	65	-	-	228
Provision	2,653	609	1,015	(13)	(329)	(6,109)	2,413	109	1,572	(745)	1,175
Ending Balance- December 31, 2014	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401

Overall, the Allowance for Credit Losses as of December 31, 2014 increased $1.1 million from December 31, 2013. The allowance allocated to the following categories of loans changed as follows during the twelve months ended December 31, 2014:

•	Commercial Real Estate, Agricultural Real Estate, Real Estate Construction, Commercial and Lease allowance balances increased, primarily as a result of increased loan and lease balances.

•	Agricultural allowance balances decreased $6.1 million, primarily due to the impact on reserve factors of an improvement in the overall credit quality of the portfolio during the past three years.

•	Unallocated allowance balances decreased $745,000 due to the imprecision in estimating and allocating allowance balances associated with macro factors such as: (1) the continuing sluggish economic conditions in the Central Valley (see Item 1A. Risk Factors – Risks Associated With Our Business - Continuing Difficult Economic Conditions In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses); and (2) the long term impact of drought conditions currently being experienced in California (see Item 1A. Risk Factors – Risks Associated With Our Business - Our Financial Results Can Be Impacted By The Cyclicality and Seasonality Of Our Agricultural Business And The Risks Related Thereto).

	Allowance Allocation at December 31,
(in thousands)	2014 Amount	Percent of Loans in Each Category to Total Loans	2013 Amount	Percent of Loans in Each Category to Total Loans	2012 Amount	Percent of Loans in Each Category to Total Loans	2011 Amount	Percent of Loans in Each Category to Total Loans	2010 Amount	Percent of Loans in Each Category to Total Loans
Commercial Real Estate	$7,842	28.9%	$5,178	29.5%	$6,464	28.2%	$5,823	26.4%	$7,631	27.0%
Agricultural Real Estate	4,185	20.8%	3,576	23.6%	2,877	25.0%	2,583	24.0%	1,539	21.6%
Real Estate Construction	1,669	5.6%	654	3.0%	986	2.6%	1,933	2.5%	2,160	3.2%
Residential 1st Mortgages	1,022	10.0%	1,108	10.9%	1,219	11.2%	1,251	9.2%	1,164	8.8%
Home Equity Lines and Loans	2,426	1.9%	2,767	2.5%	3,235	3.4%	3,746	4.4%	3,724	5.0%
Agricultural	6,104	16.4%	12,205	18.4%	10,437	17.7%	8,127	18.6%	6,733	19.6%
Commercial	8,195	13.5%	5,697	10.8%	7,963	11.5%	8,733	14.2%	9,084	14.0%
Consumer & Other	218	0.3%	176	0.4%	182	0.4%	207	0.7%	216	0.8%
Leases	2,211	2.6%	639	0.9%	-	0.0%	-	0.0%	-	0.0%
Unallocated	1,529		2,274		854		614		10
Total	$35,401	100.0%	$34,274	100.0%	$34,217	100.0%	$33,017	100.0%	$32,261	100.0%

As of December 31, 2014, the allowance for credit losses was $35.4 million, which represented 2.06% of the total loan & lease balance. At December 31, 2013, the allowance for credit losses was $34.3 million or 2.46% of the total loan & lease balance. After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of December 31, 2014, was adequate.

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plan investments; and (6) fees from other miscellaneous business services. See “Overview – Looking Forward: 2015 and Beyond.”

2014 Compared to 2013
Non‑interest income totaled $14.3 million, a decrease of $1.6 million or 10.1% from non-interest income of $15.9 million for 2013.

Service charges on deposit accounts totaled $3.9 million, a decrease of $427,000 or 9.8% from service charges on deposit accounts of $4.4 million in 2013. This was due primarily to a decrease in fees related to the Company’s Overdraft Privilege Service.

Net gain on investment securities was $90,000 in 2014 compared to a net loss of $229,000 for 2013. See “Financial Condition-Investment Securities” for a discussion of the Company’s investment strategy.

Net gains on deferred compensation investments were $2.1 million in 2014 compared to net gains of $3.4 million in 2013. See Note 16, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Other non-interest income was $3.2 million, a decrease of $306,000 or 8.9% over 2013. This decrease was primarily due to the gain on sale of our Modesto Village branch building in the amount of $706,000, which took place in 2013. The absence of this gain in 2014 was partially offset by a $483,000 gain on the early termination of a lease agreement.

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

2014 Compared to 2013
Overall, non-interest expense totaled $51.4 million, an increase of $496,000 or 1.0% for the year ended December 31, 2014.

Salaries and employee benefits increased $2.8 million or 8.3% primarily related to: (1) new staff added for the then loan production offices in Walnut Creek and Irvine; (2) bank wide raises; and (3) increased medical insurance premiums.

Net Gains on deferred compensation investments were $2.1 million in 2014 compared to net gains of $3.4 million in 2013. See Note 16, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

Occupancy expense in 2014 totaled $2.7 million, an increase of $177,000 or 7.0% from 2013. This increase is primarily due to lease payments related to our two new branches in Irvine and Walnut Creek, CA.

Legal fee expense decreased $441,000 or 77.5% from 2013. This decrease is primarily related to reimbursement of certain prior years’ legal fees by the Company’s insurance company.

Other non-interest expense decreased $869,000, or 12.4%, to $6.1 million in 2014 compared to $7.0 million in 2013, primarily due to a $681,000 drop in operating losses.

2013 Compared to 2012
Overall, non-interest expense totaled $50.9 million, an increase of $2.6 million or 5.4% for the year ended December 31, 2013.

Salaries and employee benefits increased $2.0 million or 6.4% primarily related to: (1) new staff added for the LPO’s in Walnut Creek and Irvine; (2) bank wide raises; and (3) increased medical insurance premiums.

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

Other non-interest expense increased $1.4 million, or 25.0%, to $7.0 million in 2013 compared to $5.6 million in 2012. During 2013, the Company incurred increased expenses related to employee training, ATM/Debit card activities, consulting services and customer operating losses.

Income Taxes
The provision for income taxes increased $873,000 during 2014. The effective tax rate in 2014 was 37.3% compared to 37.2% in 2013 and 37.5% in 2012. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance, California enterprise zone interest income exclusion, and tax-exempt interest income on municipal securities and loans.

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

Financial Condition

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans & leases. The debt securities in the Company’s investment portfolio have historically been comprised primarily of: (1) mortgage-backed securities issued by federal government-sponsored entities; (2) debt securities issued by government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, during 2012, when loan demand lagged deposit growth resulting in significant liquidity, the Company began to selectively add investment grade corporate securities (floating rate and fixed rate with maturities less than 5 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity without subjecting the Company to the interest rate risk associated with mortgage-backed securities. This portfolio of corporate securities was sold during the 3rd quarter of 2014 in order to fund the Company’s increase in loan balances.

The Company’s investment portfolio at December 31, 2014 was $430.4 million compared to $473.1 million at December 31, 2013, a decrease of $42.7 million or 9.0%. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company has invested most of its available funds in either shorter term government agency & government-sponsored entity securities and shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company's total investment portfolio currently represents 18.2% of the Company’s total assets as compared to 22.8% at December 31, 2013.

As of December 31, 2014 the Company held $61.7 million of municipal investments, of which $48.3 million were bank-qualified municipal bonds, all classified as held-to-maturity (“HTM”). The continuing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers, has increased the overall risk associated with bank-qualified municipal bonds. This situation caused the Company not to purchase any municipal bonds between late 2006 and year-end 2011. However, during the first quarter of 2012 the Company began investing in bank-qualified municipals that were rated AA or better. In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of December 31, 2014, ninety-seven percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately three percent ($1.4 million) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security. In June 2014, the Company sold $375,000 of municipal bonds from a single issuer. The Company took this action under the provisions of ASC 320-10-25-6(a), which allow for the sale of HTM securities where there is “evidence of a significant deterioration in the issuer’s creditworthiness.”

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consist of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $34.8 million at December 31, 2014 and $42.7 million at December 31, 2013.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale (“AFS”). Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of December 31, 2014 and December 31, 2013, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Investment Portfolio
The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
December 31: (in thousands)	2014		2013		2012
Government Agency & Government Sponsored Entities	$78,109	$-	$28,436	$-	$26,823	$-
Obligations of States and Political Subdivisions - Non-Taxable	-	61,716	-	65,685	5,665	65,694
Mortgage Backed Securities	287,948	-	324,929	45	352,772	484
Corporate Securities	-	-	49,380	-	22,558	-
Other	485	2,147	1,894	2,775	10,173	2,214
Total Book Value	$366,542	$63,863	$404,639	$68,505	$417,991	$68,392
Fair Value	$366,542	$64,635	$404,639	$68,689	$417,991	$70,697

Analysis of Investment Securities Available-for-Sale
The following table is a summary of the relative maturities and yields of the Company's investment securities Available-for-Sale as of December 31, 2014. Non-taxable Obligations of States and Political Subdivisions have been calculated on a fully taxable equivalent basis.

December 31, 2014 (in thousands)	Fair Value	Average Yield
Government Agency & Government Sponsored Entities
One year or less	$76,985	0.18%
After one year through five years	1,124	2.82%
Total Government Agency & Government Sponsored Entities	78,109	0.22%
Other
One year or less	485	0.68%
Total Other Securities	485	0.68%
Mortgage Backed Securities	287,948	2.26%
Total Investment Securities Available-for-Sale	$366,542	1.82%

Note:  The average yield for floating rate securities is calculated using the current stated yield.

Analysis of Investment Securities Held-to-Maturity
The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2014. Non-taxable Obligations of States and Political Subdivisions have been calculated on a fully taxable equivalent basis.

December 31, 2014 (in thousands)	Book Value	Average Yield
Obligations of States and Political Subdivisions - Non-Taxable
One year or less	$600	5.35%
After one year through five years	16,426	6.20%
After five years through ten years	9,845	5.00%
After ten years	34,845	4.83%
Total Obligations of States and Political Subdivisions - Non-Taxable	61,716	5.23%
Other
After one year through five years	2,147	0.57%
Total Other Securities	2,147	0.27%
Total Investment Securities Held-to-Maturity	$63,863	5.06%

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

The Company accounts for leases with Investment Tax Credits (ITC) under the deferred method as established in Accounting Standard Codification (ASC) 740-10. ITC are viewed and accounted for as a reduction of the cost of the related assets and presented as deferred income on the Company’s financial statement.

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

Overall, the Company's loan & lease portfolio at December 31, 2014, increased $324.0 million or 23.3% from December 31, 2013. This increase has occurred despite the continuing sluggish economic conditions in the Central Valley of California and is a result of: (1) the Company’s intensified business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek and Irvine. No assurances can be made that this growth in the loan & lease portfolio will continue.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of December 31 of the years indicated.

	2014		2013		2012		2011		2010
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate	$495,316	28.9%	$411,037	29.5%	$353,109	28.3%	$307,670	26.4%	$318,341	27.0%
Agricultural Real Estate	357,207	20.8%	328,264	23.6%	311,992	25.0%	280,139	24.0%	254,575	21.6%
Real Estate Construction	96,519	5.6%	41,092	3.0%	32,680	2.6%	29,607	2.5%	37,486	3.2%
Residential 1st Mortgages	171,880	10.0%	151,292	10.9%	140,257	11.2%	107,421	9.2%	103,574	8.8%
Home Equity Lines and Loans	33,017	1.9%	35,477	2.5%	42,042	3.4%	50,956	4.4%	58,971	5.0%
Agricultural	281,963	16.4%	256,414	18.4%	221,032	17.7%	217,227	18.6%	231,150	19.6%
Commercial	230,819	13.5%	150,398	10.8%	143,293	11.5%	165,089	14.2%	165,263	14.0%
Consumer & Other	4,719	0.3%	5,052	0.4%	5,058	0.3%	6,935	0.7%	8,712	0.8%
Leases	44,217	2.6%	12,733	0.9%	-	0.0%	-	0.0%	-	0.0%
Total Gross Loans & Leases	1,715,657	100.0%	1,391,759	100.0%	1,249,463	100.0%	1,165,044	100.0%	1,178,072	100.0%
Less: Unearned Income	3,413		3,523		2,561		1,966		2,070
Subtotal	1,712,244		1,388,236		1,246,902		1,163,078		1,176,002
Less: Allowance for Credit Losses	35,401		34,274		34,217		33,017		32,261
Loans & Leases, Net	$1,676,843		$1,353,962		$1,212,685		$1,130,061		$1,143,741

There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company on December 31, 2014.

(in thousands)	One Year or Less	Over One Year to Five Years	Over Five Years	Total
Commercial Real Estate	$23,276	$156,972	$311,655	$491,903
Agricultural Real Estate	12,597	91,079	253,531	357,207
Real Estate Construction	48,486	46,615	1,418	96,519
Residential 1st Mortgages	391	3,201	168,288	171,880
Home Equity Lines and Loans	24	871	32,122	33,017
Agricultural	157,717	89,002	35,244	281,963
Commercial	80,487	98,869	51,463	230,819
Consumer & Other	903	3,301	515	4,719
Leases	-	3,628	40,589	44,217
Total	$323,881	$493,538	$894,825	$1,712,244
Rate Sensitivity:
Fixed Rate	$71,836	$158,713	$388,068	$618,617
Variable Rate	252,046	334,824	506,757	1,093,627
Total	$323,882	$493,537	$894,825	$1,712,244
Percent	18.92%	28.82%	52.26%	100.00%

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan & lease review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified” and these loans & leases receive increased management attention. As of December 31, 2014, classified loans & leases totaled $3.6 million compared to $5.8 million at December 31, 2013.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of December 31, 2014 and 2013, non-accrual loans & leases totaled $2.3 million and $2.6 million.

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

As of December 31, 2014, restructured loans totaled $6.6 million with $5.0 million performing. At December 31, 2013, restructured loans totaled $6.8 million with $4.6 million performing.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

The following table sets forth the amount of the Company's non-performing loans & leases and ORE as of December 31 of the years indicated.

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Non-Accrual Loans & Leases
Commercial Real Estate	$-	$-	$-	$1,354	$2,348
Agricultural Real Estate	-	-	5,423	954	1,797
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	77	324	445	284	954
Home Equity Lines and Loans	576	406	213	194	-
Agricultural	18	35	3,198	1,202	-
Commercial	1,586	1,815	-	217	207
Consumer & Other	13	16	19	23	2
Total Non-Accrual Loans & Leases	2,270	2,596	9,298	4,228	5,308
Accruing Loans & Leases Past Due 90 Days or More
Commercial Real Estate	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer & Other	-	-	-	-	-
Total Accruing Loans & Leases Past Due 90 Days or More	-	-	-	-	-
Total Non-Performing Loans & Leases	$2,270	$2,596	$9,298	$4,228	$5,308
Other Real Estate Owned	$3,299	$4,611	$2,553	$2,924	$8,039
Total Non-Performing Assets	$5,569	$7,207	$11,851	$7,152	$13,347
Restructured Loans & Leases (Performing)	$4,955	$4,649	$2,300	$4,710	$27,652
Non-Performing Loans & Leases as a Percent of Total Loans & Leases	0.13%	0.19%	0.74%	0.36%	0.45%

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. See Note 5, located in “Item 8. Financial Statements and Supplementary Data” for an allocation of the allowance classified to impaired loans & leases.

The Company reported $3.3 million of ORE at December 31, 2014, and $4.6 million at December 31, 2013. The decrease in ORE during 2014 was a result of the Company selling an agricultural real estate property previously acquired through foreclosure.  The December 31, 2014, carrying value of $3.3 million is net of a $3.7 million reserve for ORE valuation adjustments. ORE at December 31, 2014 includes a mix of agricultural real estate, raw land and residential finished lots.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of December 31, 2014, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•	The Central Valley was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has stabilized throughout most of the Central Valley, housing prices for the most part have not recovered significantly and unemployment levels remain well above those in other areas of the state and country.

•	The state of California has experienced drought conditions during much of 2013 and 2014. Importantly, most of the Company’s agricultural customers have access to their own ground water supplies and, therefore, are not as dependent on the delivery of surface water as growers in other parts of California. Although management continues to believe that current conditions will not have a material impact on credit quality during 2015, the lack of rain will have a continuing adverse impact on our agricultural customers’ operating costs, crop yields and crop quality. The longer the drought continues, the more significant this impact will become, particularly if ground water levels reach critical stage.

See “Part I, Item 1A. Risk Factors.”

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The following table sets forth, by time remaining to maturity, the Company’s time deposits in amounts of $250,000 or more at December 31, 2014.

(in thousands)
Time Deposits of $250,000 or More
Three Months or Less	$186,073
Over Three Months Through Six Months	8,899
Over Six Months Through Twelve Months	25,906
Over Twelve Months	18,771
Total Time Deposits of $250,000 or More	$239,649

Refer to the Year-To-Date Average Balances and Rate Schedules located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

At December 31, 2014, deposits totaled $2.1 billion. This represents an increase of 14.2% or $256.4 million from December 31, 2013. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; and (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 14.2% since December 31, 2013, the Company’s focus has been on increasing low cost transaction and savings accounts, which have grown at a faster pace:

•	Demand and interest-bearing transaction accounts increased $163.8 million or 20.8% since December 31, 2013.

•	Savings and money market accounts have increased $54.7 million or 9.3% since December 31, 2013.

•	Time deposit accounts have increased $37.9 million or 8.8% since December 31, 2013.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Bank’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at December 31, 2014 or 2013. There were no Federal Funds purchased or advances from the FRB at December 31, 2014 or 2013.

Securities Sold Under Agreement to Repurchase
Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings.

At December 31, 2014 and December 31, 2013, the Company had no securities sold under agreement to repurchase.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10.0 million through the sale of subordinated debentures to an off-balance sheet trust and its sale of trust-preferred securities. See Note 13, located in “Item 8. Financial Statements and Supplementary Data.” Under current regulatory guidelines, these subordinated debentures will continue to qualify as regulatory capital (See “Basel III Regulatory Capital Rules” for a discussion of the potential impact of proposed regulatory guidelines on this qualification). These securities accrue interest at a variable rate based upon 3-month London InterBank Offered Rate (“LIBOR”) plus 2.85%. Interest rates reset quarterly (the next reset is March 16, 2015) and the rate was 3.09% as of December 31, 2014. The average rate paid for these securities was 3.12% in 2014 and 3.17% in 2013. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $233.2 million at December 31, 2014, and $209.9 million at the end of 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject. In addition, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. For further information on the Company’s and the Bank’s risk-based capital ratios, see Note 14, located in “Item 8. Financial Statements and Supplementary Data.”

As previously discussed, in order to supplement its regulatory capital base, during December 2003, the Company issued $10.0 million of trust preferred securities. In accordance with the provisions of the “Consolidation” topic of the FASB Accounting Standards Codification (“ASC”), the Company does not consolidate the subsidiary trust, which has issued the trust-preferred securities.

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

In 2014 and 2013, the Company did not repurchase any shares under the Stock Repurchase Program. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Program is approximately $20 million.

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008, with Computershare (formerly Registrar and Transfer Company) as Rights Agent. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further explanation.

On December 4, 2014, the Company issued 6,200 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. See Note 16, located in “Item 8. Financial Statements and Supplementary Data.” These shares were issued at a price of $450 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm.

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

While the Company utilizes a systematic methodology in determining its allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. The estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. For additional information, see Note 5, located in “Item 8. Financial Statements and Supplementary Data.”

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

Income Taxes - The Company uses the liability method of accounting for income taxes. This method results in the recognition of deferred tax assets and liabilities that are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The deferred provision for income taxes is the result of the net change in the deferred tax asset and deferred tax liability balances during the year. This amount combined with the current taxes payable or refundable results in the income tax expense for the current year. For additional information, see Note 1, located in “Item 8. Financial Statements and Supplementary Data.”

Off-Balance-Sheet Arrangements
Off-balance-sheet arrangements are any contractual arrangement to which an unconsolidated entity is a party, under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity, or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the Company, or engages in leasing, hedging, or research and development services with the Company. The Company had the following off balance sheet commitments as of the dates indicated.

(in thousands)	December 31, 2014	December 31, 2013
Commitments to Extend Credit	$539,288	$445,294
Letters of Credit	9,734	7,393
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	2,042	-

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $142,000 at December 31, 2014 and December 31, 2013. We do not anticipate any material losses as a result of these transactions.

Aggregate Contractual Obligations and Commitments
The following table presents, as of December 31, 2014, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. For further information on the nature of each obligation type, see applicable note disclosures located in “Item 8. Financial Statements and Supplementary Data.”

(in thousands)	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Obligations	$2,051	$540	$568	$386	$557
Long-Term Subordinated Debentures	10,310	-	-	-	10,310
Deferred Compensation (1)	37,546	679	1,129	389	35,349
Total	$49,907	$1,219	$1,697	$775	$46,216

(1) These amounts represent obligations to participants under the Company's various non-qualified deferred compensation plans. See Note 16 located in “Item 8. Financial Statements and Supplementary Data.”

Quarterly Unaudited Financial Data

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in 2014 and 2013. This information is derived from unaudited consolidated financial statements that include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

2014	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$19,047	$19,458	$20,614	$22,402	$81,521
Total Interest Expense	680	678	708	747	2,813
Net Interest Income	18,367	18,780	19,906	21,655	78,708
Provision for Credit Losses	-	-	-	1,175	1,175
Net Interest Income After
Provision for Credit Losses	18,367	18,780	19,906	20,480	77,533
Total Non-Interest Income	3,162	3,943	2,920	4,304	14,329
Total Non-Interest Expense	11,640	13,034	12,542	14,150	51,366
Income Before Income Taxes	9,889	9,689	10,284	10,634	40,496
Provision for Income Taxes	3,607	3,585	3,852	4,050	15,094
Net Income	$6,282	$6,104	$6,432	$6,584	$25,402
Basic Earnings Per Common Share	$8.08	$7.84	$8.27	$8.45	$32.64

2013	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$18,255	$18,945	$19,615	$19,716	$76,531
Total Interest Expense	764	719	721	687	2,891
Net Interest Income	17,491	18,226	18,894	19,029	73,640
Provision for Credit Losses	-	250	-	175	425
Net Interest Income After
Provision for Credit Losses	17,491	17,976	18,894	18,854	73,215
Total Non-Interest Income	5,497	2,964	3,448	4,028	15,937
Total Non-Interest Expense	12,959	12,102	12,185	13,624	50,870
Income Before Income Taxes	10,029	8,838	10,157	9,258	38,282
Provision for Income Taxes	3,778	3,273	3,805	3,365	14,221
Net Income	$6,251	$5,565	$6,352	$5,893	$24,061
Basic Earnings Per Common Share	$8.04	$7.15	$8.17	$7.57	$30.93

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at December 31, 2014 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At December 31, 2014, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.98% if rates increase by 200 basis points and a decrease in net interest income of 0.17% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $71 million and repurchase lines of $100 million with major banks. As of December 31, 2014, the Company has additional borrowing capacity of $257.0 million with the Federal Home Loan Bank and $340.8 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At December 31, 2014, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities available-for-sale of approximately $309.6 million, which represents 13.1% of total assets.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Farmers & Merchants Bancorp

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp and subsidiaries (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for  each of the two years in the period ended December 31, 2014.  We have also audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp and subsidiaries as of December 31, 2014 and 2013 and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2014 in conformity with generally accepted accounting principles in the United States of America.  Also, in our opinion Farmers & Merchants Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Stockton, California
March 13, 2015

Crowe Horwath LLP
Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Farmers & Merchants Bancorp
Lodi, California

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows of Farmers & Merchants Bancorp and subsidiaries (the "Company") for the year ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

San Francisco, California
March 13, 2013

Farmers & Merchants Bancorp
Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31,
Assets	2014	2013
Cash and Cash Equivalents:
Cash and Due from Banks	$42,375	$40,966
Interest Bearing Deposits with Banks	34,750	42,711
Total Cash and Cash Equivalents	77,125	83,677

Investment Securities:
Available-for-Sale	366,542	404,639
Held-to-Maturity	63,863	68,505
Total Investment Securities	430,405	473,144

Loans & Leases:	1,712,244	1,388,236
Less: Allowance for Credit Losses	35,401	34,274
Loans& Leases, Net	1,676,843	1,353,962

Premises and Equipment, Net	25,821	22,887
Bank Owned Life Insurance	53,990	52,109
Interest Receivable and Other Assets	96,367	90,294
Total Assets	$2,360,551	$2,076,073

Liabilities
Deposits:
Demand	$610,133	$495,963
Interest-Bearing Transaction	341,397	291,795
Savings and Money Market	644,260	589,511
Time	468,283	430,422
Total Deposits	2,064,073	1,807,691

Subordinated Debentures	10,310	10,310
Interest Payable and Other Liabilities	52,990	48,168
Total Liabilities	2,127,373	1,866,169

Commitments & Contingencies (See Note 19)
Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 784,082 and 777,882 Shares Issued and Outstanding at December 31, 2014 and 2013, respectively.	8	8
Additional Paid-In Capital	77,804	75,014
Retained Earnings	152,833	137,350
Accumulated Other Comprehensive Income (Loss)	2,533	(2,468)
Total Shareholders' Equity	233,178	209,904
Total Liabilities and Shareholders' Equity	$2,360,551	$2,076,073

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Income
(in thousands except per share data)

	Year Ended December 31,
	2014	2013	2012
Interest Income
Interest and Fees on Loans & Leases	$71,310	$64,921	$65,798
Interest on Deposits with Banks	158	79	110
Interest on Investment Securities:
Taxable	7,739	8,971	9,940
Exempt from Federal Tax	2,314	2,560	2,643
Total Interest Income	81,521	76,531	78,491

Interest Expense
Deposits	2,486	2,548	3,739
Borrowed Funds	5	16	1,054
Subordinated Debentures	322	327	347
Total Interest Expense	2,813	2,891	5,140

Net Interest Income	78,708	73,640	73,351
Provision for Credit Losses	1,175	425	1,850
Net Interest Income After Provision for Credit Losses	77,533	73,215	71,501

Non-Interest Income
Service Charges on Deposit Accounts	3,923	4,350	4,891
Net Gain (Loss) on Investment Securities	90	(229)	158
Increase in Cash Surrender Value of Life Insurance	1,881	1,856	1,836
Debit Card and ATM Fees	3,087	3,069	2,938
Net Gain on Deferred Compensation Investments	2,129	3,366	1,687
Other	3,219	3,525	2,600
Total Non-Interest Income	14,329	15,937	14,110

Non-Interest Expense
Salaries and Employee Benefits	36,446	33,658	31,635
Net Gain on Deferred Compensation Investments	2,129	3,366	1,687
Occupancy	2,690	2,513	2,565
Equipment	2,794	2,783	3,128
FDIC Insurance	1,048	981	968
Legal Fees	128	569	1,039
Termination Fee Related to Repurchase Agreement	-	-	1,657
Other	6,131	7,000	5,598
Total Non-Interest Expense	51,366	50,870	48,277

Income Before Income Taxes	40,496	38,282	37,334
Provision for Income Taxes	15,094	14,221	13,985
Net Income	$25,402	$24,061	$23,349
Basic Earnings Per Common Share	$32.64	$30.93	$29.99

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net Income	$25,402	$24,061	$23,349

Other Comprehensive Income (Loss)
Increase (Decrease) in Net Unrealized Gain (Loss) on Available-for-Sale Securities	8,719	(16,564)	4,182
Deferred Tax (Expense) Benefit Related to Unrealized Gains (Losses)	(3,666)	6,965	(1,759)

Reclassification Adjustment for Realized (Gain) Loss on Available-for-Sale Securities Included in Net Income	(90)	229	(158)
Tax Expense (Benefit) Related to Reclassification Adjustment	38	(97)	67
Change in Net Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax	5,001	(9,467)	2,332

Total Other Comprehensive Income (Loss)	5,001	(9,467)	2,332

Comprehensive Income	$30,403	$14,594	$25,681

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders' Equity
(in thousands except share and per share data)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders' Equity
Balance, January 1, 2012	779,424	$8	$75,590	$109,081	$4,667	$189,346
Net Income				23,349		23,349
Cash Dividends Declared on Common Stock ($12.10 per share)				(9,418)		(9,418)
Repurchase of Common Stock	(1,542)		(576)			(576)
Change in Net Unrealized Gain on Securities Available-for-Sale					2,332	2,332
Balance, December 31, 2012	777,882	$8	$75,014	$123,012	$6,999	$205,033
Net Income				24,061		24,061
Cash Dividends Declared on Common Stock ($12.50 per share)				(9,723)		(9,723)
Repurchase of Common Stock			-			-
Change in Net Unrealized (Loss) on Securities Available-for-Sale					(9,467)	(9,467)
Balance, December 31, 2013	777,882	$8	$75,014	$137,350	$(2,468)	$209,904
Net Income				25,402		25,402
Cash Dividends Declared on Common Stock ($12.70 per share)				(9,919)		(9,919)
Issuance of Common Stock	6,200		2,790			2,790
Change in Net Unrealized (Loss) on Securities Available-for-Sale					5,001	5,001
Balance, December 31, 2014	784,082	$8	$77,804	$152,833	$2,533	$233,178

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net Income	$25,402	$24,061	$23,349
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	1,175	425	1,850
Depreciation and Amortization	1,325	1,506	1,704
Provision for Deferred Income Taxes	6,436	(8,501)	(2,548)
Net Amortization of Investment Security Premium & Discounts	1,659	3,068	3,944
Net Loss (Gain) on Investment Securities	(90)	229	(158)
Net Gain on Sale of Property & Equipment	(22)	(721)	-
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(15,070)	(3,719)	(434)
Net Increase in Interest Payable and Other Liabilities	4,822	10,851	4,016
Net Cash Provided by Operating Activities	25,637	27,199	31,723
Investing Activities
Purchase of Investment Securities Available-for-Sale	(132,619)	(221,745)	(143,295)
Proceeds from Sold, Matured, or Called Securities Available-for-Sale	177,324	208,962	205,374
Purchase of Investment Securities Held-to-Maturity	(17,692)	(2,077)	(10,739)
Proceeds from Matured, or Called Securities Held-to-Maturity	22,628	8,443	5,419
Purchase of Life Insurance Contracts	-	-	(1,000)
Net Loans & Leases Paid, Originated or Acquired	(324,284)	(142,225)	(84,872)
Principal Collected on Loans & Leases Previously Charged Off	228	523	398
Additions to Premises and Equipment	(4,274)	(1,614)	(547)
Proceeds from Sale of Property & Equipment	37	843	-
Net Cash Used by Investing Activities	(278,652)	(148,890)	(29,262)
Financing Activities
Net Increase in Deposits	256,382	85,665	95,829
Net Change in Other Borrowings	-	-	(530)
Net Decrease in Securities Sold Under Agreement to Repurchase	-	-	(60,000)
Stock Repurchases	-	-	(576)
Cash Dividends	(9,919)	(9,723)	(9,418)
Net Cash Provided by Financing Activities	246,463	75,942	25,305
(Decrease) Increase in Cash and Cash Equivalents	(6,552)	(45,749)	27,766
Cash and Cash Equivalents at Beginning of Year	83,677	129,426	101,660
Cash and Cash Equivalents at End of Year	$77,125	$83,677	$129,426
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$-	$4,403	$58
Cash Payments Made for Income Taxes	$15,030	$17,285	$17,472
Issuance of Common Stock	$2,790	$-	$-
Interest Paid	$2,787	$3,037	$5,553

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

The Company’s other subsidiaries include F & M Bancorp, Inc. and FMCB Statutory Trust I. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank. During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name “F & M Bank” as part of a larger effort to enhance the Company’s image and build brand name recognition. In December 2003, the Company formed a wholly owned subsidiary, FMCB Statutory Trust I. FMCB Statutory Trust I is a non-consolidated subsidiary per Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) and was formed for the sole purpose of issuing Trust Preferred Securities and related subordinated debentures.

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

Loans & Leases
Loans & leases are reported at the principal amount outstanding net of unearned discounts and deferred loan & lease fees and costs. Interest income on loans & leases is accrued daily on the outstanding balances using the simple interest method. Loan & lease origination fees are deferred and recognized over the contractual life of the loan or lease as an adjustment to the yield. Loans & leases are placed on non-accrual status when the collection of principal or interest is in doubt or when they become past due for 90 days or more unless they are both well-secured and in the process of collection. For this purpose, a loan or lease is considered well-secured if it is collateralized by property having a net realizable value in excess of the amount of the loan or lease or is guaranteed by a financially capable party. When a loan or lease is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and charged against current income; thereafter, interest income is recognized only as it is collected in cash. Additionally, cash would be applied to principal if all principal was not expected to be collected. Loans & leases placed on non-accrual status are returned to accrual status when the loans or leases are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan or lease.

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

A restructuring of a loan or lease constitutes a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the borrower’s (the term “borrower” is used herein to describe a customer who has entered into either a loan or lease transaction) financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans & leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment as described above.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of or for the years ended December 31, 2014, 2013 and 2012.

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

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:
(in thousands)

	Amortized	Gross Unrealized		Fair/Book
December 31, 2014	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$78,051	$61	$3	$78,109
Mortgage Backed Securities (1)	283,636	4,969	657	287,948
Other	485	-	-	485
Total	$362,172	$5,030	$660	$366,542

	Amortized	Gross Unrealized		Fair/Book
December 31, 2013	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$28,287	$149	$-	$28,436
Mortgage Backed Securities (1)	329,469	3,026	7,566	324,929
Corporate Securities	49,247	280	147	49,380
Other	1,894	-	-	1,894
Total	$408,897	$3,455	$7,713	$404,639

(1) All Mortgage Backed Securities were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows: (in thousands)

	Book	Gross Unrealized		Fair
December 31, 2014	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$61,716	$782	$10	$62,488
Other	2,147	-	-	2,147
Total	$63,863	$782	$10	$64,635

	Book	Gross Unrealized		Fair
December 31, 2013	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$65,685	$812	$627	$65,870
Mortgage Backed Securities (1)	45	-	-	45
Other	2,775	-	-	2,775
Total	$68,505	$812	$627	$68,690

 (1) All Mortgage Backed Securities were issued by an agency or government sponsored entity of the U.S. government.

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

In June 2014, the Company sold $375,000 of municipal bonds from a single issuer. The Company took this action under the provisions of ASC 320-10-25-6(a), which allow for the sale of held-to-maturity securities where there is “evidence of a significant deterioration in the issuer’s creditworthiness.” The resulting income statement impact was not material.

The amortized cost and estimated fair values of investment securities at December 31, 2014 by contractual maturity are shown in the following tables. (in thousands)

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair/Book	Book	Fair
December 31, 2014	Cost	Value	Value	Value
Within One Year	$77,462	$77,470	$2,747	$2,748
After One Year Through Five Years	1,074	1,124	16,426	16,633
After Five Years Through Ten Years	-	-	9,845	9,931
After Ten Years	-	-	34,845	35,323
	78,536	78,594	63,863	64,635

Investment Securities Not Due at a Single Maturity Date:
Mortgage Backed Securities	283,636	287,948	-	-
Total	$362,172	$366,542	$63,863	$64,635

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

	Less Than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	$66,980	$3	$-	$-	$66,980	$3
Mortgage Backed Securities	14,487	151	33,574	506	48,061	657
Total	$81,467	$154	$33,574	$506	$115,041	$660

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$849	$5	$876	$5	$1,725	$10
Total	$849	$5	$876	$5	$1,725	$10

	Less Than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Mortgage Backed Securities	$195,736	$7,566	$-	$-	$195,736	$7,566
Corporate Securities	15,297	106	2,457	41	17,754	147
Total	$211,033	$7,672	$2,457	$41	$213,490	$7,713

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$9,518	$627	$-	$-	$9,518	$627
Total	$9,518	$627	$-	$-	$9,518	$627

As of December 31, 2014, the Company held 264 investment securities of which 7 were in an unrealized loss position for less than twelve months. Six securities were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – The unrealized losses on the Company's investments in securities of government agency and government sponsored entities were $3,000 at December 31, 2014 and $0 at December 31, 2013. The unrealized loss was caused by interest rate fluctuations. Repayment of these investments is guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Mortgage Backed Securities - The unrealized losses on the Company's investment in mortgage-backed securities were $657,000 at December 31, 2014 and $7.6 million at December 31, 2013. The unrealized losses were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014 or 2013.

Obligations of States and Political Subdivisions - The continuing financial problems being experienced by certain municipalities, along with the financial stresses exhibited by some of the large monoline bond insurers have increased the overall risk associated with bank-qualified municipal bonds. As of December 31, 2014, over ninety-seven percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or the issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the three percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligation of states and political subdivision were $10,000 at December 31, 2014 and $627,000 at December 31, 2013. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company did not intend to sell the securities and it is more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2014 and December 31, 2013.

Corporate Securities - The Company did not hold any corporate securities at December 31, 2014. The unrealized losses on the Company’s investment in corporate securities at December 31, 2013 were $147,000. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity.

Proceeds from sales and calls of securities were as follows:

(in thousands)	Gross Proceeds	Gross Gains	Gross Losses
2014	$130,174	$1,204	$1,114
2013	$81,390	$1,208	$1,437
2012	$55,986	$158	-

Pledged Securities
As of December 31, 2014, securities carried at $178.8 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $334.8 million at December 31, 2013.

The decrease in pledged securities in 2014 was due to the Company’s use of a $165 million standby Letter of Credit (“LC”) issued by the Federal Home Loan Bank as collateral for Public Deposits.  The LC was issued December 4, 2014, and matures December 2, 2016, with a maintenance fee of 10 basis points per annum.

3. Federal Home Loan Bank of San Francisco Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock is reported in Other Assets and Interest Receivable on the Company’s Consolidated Balance Sheets and totaled $7.7 million at December 31, 2014 and $7.2 million at December 31, 2013.

4. Loans & Leases

Loans & leases as of December 31 consisted of the following:

(in thousands)	2014	2013
Commercial Real Estate	$495,316	$411,037
Agricultural Real Estate	357,207	328,264
Real Estate Construction	96,519	41,092
Residential 1st Mortgages	171,880	151,292
Home Equity Lines and Loans	33,017	35,477
Agricultural	281,963	256,414
Commercial	230,819	150,398
Consumer & Other	4,719	5,052
Leases	44,217	12,733
Total Gross Loans & Leases	1,715,657	1,391,759
Less: Unearned Income	3,413	3,523
Subtotal	1,712,244	1,388,236
Less: Allowance for Credit Losses	35,401	34,274
Loans & Leases, Net	$1,676,843	$1,353,962

At December 31, 2014, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $516.6 million and $537.5 million, respectively. The borrowing capacity on these loans was $256.6 million from FHLB and $340.5 million from the FRB.

5. Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses at December 31, 2014 and December 31, 2013 by portfolio segment and by impairment methodology (in thousands):

December 31, 2014	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2014	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Charge-Offs	-	-	-	(73)	(70)	-	(1)	(132)	-	-	(276)
Recoveries	11	-	-	-	58	8	86	65	-	-	228
Provision	2,653	609	1,015	(13)	(329)	(6,109)	2,413	109	1,572	(745)	1,175
Ending Balance- December 31, 2014	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Ending Balance Individually Evaluated for Impairment	377	-	-	422	329	114	914	41	-	-	2,197
Ending Balance Collectively Evaluated for Impairment	7,465	4,185	1,669	600	2,097	5,990	7,281	177	2,211	1,529	33,204
Loans & Leases:
Ending Balance	$491,903	$357,207	$96,519	$171,880	$33,017	$281,963	$230,819	$4,719	$44,217	$-	$1,712,244
Ending Balance Individually Evaluated for Impairment	20,066	-	4,386	2,108	1,643	461	4,874	46	-	-	33,584
Ending Balance Collectively Evaluated for Impairment	471,837	357,207	92,133	169,772	31,374	281,502	225,945	4,673	44,217	-	1,678,660

December 31, 2013	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2013	$6,464	$2,877	$986	$1,219	$3,235	$10,437	$7,963	$182	$-	$854	$34,217
Charge-Offs	(6)	(575)	-	(16)	(91)	(23)	(60)	(120)	-	-	(891)
Recoveries	-	-	-	-	115	42	312	54	-	-	523
Provision	(1,280)	1,274	(332)	(95)	(492)	1,749	(2,518)	60	639	1,420	425
Ending Balance- December 31, 2013	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Ending Balance Individually Evaluated for Impairment	-	-	-	414	209	122	820	51	-	-	1,616
Ending Balance Collectively Evaluated for Impairment	5,178	3,576	654	694	2,558	12,083	4,877	125	639	2,274	32,658
Loans & Leases:
Ending Balance	$407,514	$328,264	$41,092	$151,292	$35,477	$256,414	$150,398	$5,052	$12,733	$-	$1,388,236
Ending Balance Individually Evaluated for Impairment	22,176	-	4,500	2,072	1,045	522	5,250	51	-	-	35,616
Ending Balance Collectively Evaluated for Impairment	385,338	328,264	36,592	149,220	34,432	255,892	145,148	5,001	12,733	-	1,352,620

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $26.4 million and $28.4 million at December 31, 2014 and 2013, respectively, which are no longer disclosed or classified as TDR’s.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at December 31, 2014 and December 31, 2013 (in thousands):

December 31, 2014	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$483,146	$8,651	$106	$491,903
Agricultural Real Estate	357,207	-	-	357,207
Real Estate Construction	94,887	1,632	-	96,519
Residential 1st Mortgages	170,462	744	674	171,880
Home Equity Lines and Loans	32,054	85	878	33,017
Agricultural	281,232	679	52	281,963
Commercial	211,036	18,143	1,640	230,819
Consumer & Other	4,449	-	270	4,719
Leases	44,217	-	-	44,217
Total	$1,678,690	$29,934	$3,620	$1,712,244

December 31, 2013	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$398,488	$7,979	$1,047	$407,514
Agricultural Real Estate	325,926	2,338	-	328,264
Real Estate Construction	39,460	1,632	-	41,092
Residential 1st Mortgages	149,798	774	720	151,292
Home Equity Lines and Loans	34,821	-	656	35,477
Agricultural	255,443	889	82	256,414
Commercial	132,008	15,426	2,964	150,398
Consumer & Other	4,763	-	289	5,052
Leases	12,733	-	-	12,733
Total	$1,353,440	$29,038	$5,758	$1,388,236

See Note 1. Significant Accounting Policies – Allowance for Credit Losses for a description of the internal risk ratings used by the Company. There were no loans & leases outstanding at December 31, 2014 and 2013 rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at December 31, 2014 and December 31, 2013 (in thousands):

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$491,903	$491,903
Agricultural Real Estate	-	-	-	-	-	357,207	357,207
Real Estate Construction	-	-	-	-	-	96,519	96,519
Residential 1st Mortgages	-	-	-	77	77	171,803	171,880
Home Equity Lines and Loans	79	-	-	576	655	32,362	33,017
Agricultural	-	-	-	18	18	281,945	281,963
Commercial	-	-	-	1,586	1,586	229,233	230,819
Consumer & Other	10	-	-	13	23	4,696	4,719
Leases	-	-	-	-	-	44,217	44,217
Total	$89	$-	$-	$2,270	$2,359	$1,709,885	$1,712,244

December 31, 2013	30-89 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
Loans & Leases:
Commercial Real Estate	$773	$-	$-	$-	$773	$406,741	$407,514
Agricultural Real Estate	607	-	-	-	607	327,657	328,264
Real Estate Construction	-	-	-	-	-	41,092	41,092
Residential 1st Mortgages	-	-	-	324	324	150,968	151,292
Home Equity Lines and Loans	-	52	-	406	458	35,019	35,477
Agricultural	-	-	-	35	35	256,379	256,414
Commercial	-	-	-	1,815	1,815	148,583	150,398
Consumer & Other	19	-	-	16	35	5,017	5,052
Leases	-	-	-	-	-	12,733	12,733
Total	$1,399	$52	$-	$2,596	$4,047	$1,384,189	$1,388,236

Non-accrual loans & leases at December 31, 2014 and 2013 were $2.3 million and $2.6 million, respectively. Interest income forgone on loans & leases placed on non-accrual status was $92,000, $52,000, and $209,000 for the years ended December 31, 2014, 2013,and 2012, respectively.

The following tables show information related to impaired loans & leases at and for the year ended December 31, 2014 and December 31, 2013 (in thousands):

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$-	$-	$-	$49	$4
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	169	-
Agricultural	-	-	-	15	-
Commercial	-	-	-	1,620	54
Consumer & Other	-	-	-	-	-
	$-	$-	$-	$1,853	$58
With an allowance recorded:
Commercial Real Estate	$92	$92	$2	$47	$4
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	937	1,069	187	612	9
Home Equity Lines and Loans	951	1,020	190	803	10
Agricultural	461	473	114	473	28
Commercial	4,742	4,813	910	3,182	54
Consumer & Other	46	51	41	46	2
	$7,229	$7,518	$1,444	$5,163	$107
Total	$7,229	$7,518	$1,444	$7,016	$165

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$102	$101	$-	$865	$8
Agricultural Real Estate	-	-	-	2,185	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	450	11
Home Equity Lines and Loans	-	-	-	228	5
Agricultural	35	43	-	586	-
Commercial	3,474	3,532	-	939	13
	$3,611	$3,676	$-	$5,253	$37
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$2	$-
Agricultural Real Estate	-	-	-	823	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	769	826	154	254	6
Home Equity Lines and Loans	689	821	138	332	3
Agricultural	488	488	122	1,002	31
Commercial	1,641	1,657	820	1,072	6
Consumer & Other	50	53	50	126	3
	$3,637	$3,845	$1,284	$3,611	$49
Total	$7,248	$7,521	$1,284	$8,864	$86

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

At December 31, 2014, the Company allocated $1.3 million of specific reserves to $6.6 million of troubled debt restructured loans, of which $5.0 million were performing. At December 31, 2013, the Company allocated $1.2 million of specific reserves to $6.8 million of troubled debt restructured loans, of which $4.6 million were performing. The Company had no commitments at December 31, 2014 and December 31, 2013 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ending December 31, 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 4 to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 30 years.

The following table presents loans by class modified as troubled debt restructured loans for the period ended December 31, 2014 (in thousands):

	December 31, 2014
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	5	$857	$804
Home Equity Lines and Loans	3	98	89
Agricultural	1	32	32
Commercial	1	18	18
Consumer & Other	1	7	7
Total	11	$1,012	$950

The troubled debt restructurings described above increased the allowance for credit losses by $28,000 and resulted in charge-offs of $63,000 for the twelve months ended December 31, 2014.

During the period ended December 31, 2014, there were no payment defaults on loans modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

6. Premises and Equipment

Premises and equipment as of December 31, consisted of the following:

(in thousands)	2014	2013
Land and Buildings	$33,527	$33,354
Furniture, Fixtures, and Equipment	20,244	16,770
Leasehold Improvements	1,763	2,060
Subtotal	55,534	52,184
Less: Accumulated Depreciation and Amortization	29,713	29,297
Total	$25,821	$22,887

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $1,325,000, $1,506,000, and $1,704,000 for the years ended December 31, 2014, 2013, and 2012, respectively. Total rental expense for premises was $530,000, $411,000, and $391,000 for the years ended December 31, 2014, 2013, and 2012, respectively. Rental income was $81,000, $102,000, and $148,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

7. Other Real Estate

The Bank reported $3.3 million, net of $3.7 million reserve, in other real estate at December 31, 2014, and $4.6 million, net of $3.7 million reserve, in 2013. Other real estate includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred. Other real estate is reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets.

8. Time Deposits

Time Deposits of $250,000 or more as of December 31 were as follows:

(in thousands)	2014	2013
Balance	$239,649	$206,189

At December 31, 2014, the scheduled maturities of time deposits were as follows:

(in thousands)	Scheduled Maturities
2015	$410,487
2016	34,330
2017	20,355
2018	2,021
2019	1,090
Total	$468,283

9. Income Taxes

Current and deferred income tax expense (benefit) provided for the years ended December 31 consisted of the following:

(in thousands)	2014	2013	2012
Current
Federal	$7,941	$11,497	$12,252
State	4,345	4,357	4,281
Total Current	12,286	15,854	16,533
Deferred
Federal	3,116	(998)	(2,041)
State	(308)	(635)	(507)
Total Deferred	2,808	(1,633)	(2,548)
Total Provision for Taxes	$15,094	$14,221	$13,985

The total provision for income taxes differs from the federal statutory rate as follows:

	2014		2013		2012
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax Provision at Federal Statutory Rate	$14,174	35.0%	$13,399	35.0%	$13,067	35.0%
Interest on Obligations of States and Political
Subdivisions exempt from Federal Taxation	(805)	(2.0%)	(894)	(2.3%)	(917)	(2.5%)
State and Local Income Taxes, Net of Federal Income Tax Benefit	2,624	6.5%	2,419	6.3%	2,453	6.6%
Bank Owned Life Insurance	(696)	(1.7%)	(702)	(1.8%)	(675)	(1.8%)
Low-Income Housing Tax Credit	(126)	(0.3%)	(129)	(0.3%)	-	-
Other, Net	(77)	(0.2%)	128	0.3%	57	0.2%
Total Provision for Taxes	$15,094	37.3%	$14,221	37.1%	$13,985	37.5%

The components of net deferred tax assets as of December 31 are as follows:

(in thousands)	2014	2013
Deferred Tax Assets
Allowance for Credit Losses	$14,944	$14,470
Accrued Liabilities	8,184	7,723
Deferred Compensation	10,006	8,859
State Franchise Tax	1,521	1,525
Interest on Non-Accrual Loans	2	15
ORE Writedown and Holding Costs	1,724	1,713
Unrealized Loss on Securities Available-for-Sale	-	1,790
Low-Income Housing Investment	58	21
Total Deferred Tax Assets	$36,439	$36,116
Deferred Tax Liabilities
Premises and Equipment	(286)	(213)
Securities Accretion	(298)	(966)
Unrealized Gain on Securities Available-for-Sale	(1,838)	-
Leasing Activities	(7,018)	(1,501)
Other	(786)	(787)
Total Deferred Tax Liabilities	(10,226)	(3,467)
Net Deferred Tax Assets	$26,213	$32,649

The net deferred tax assets are reported in Interest Receivable and Other Assets on the Company's Consolidated Balance Sheet.

The Company and its subsidiaries file income tax returns in the U.S. federal and California jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

10. Short Term Borrowings

As of December 31, 2014 and 2013, the Company had unused lines of credit available for short-term liquidity purposes of $597.8 million and $887.8 million, respectively. Federal Funds purchased and advances are generally issued on an overnight basis. There were no advances from the FHLB at December 31, 2014 or 2013. There were no Federal Funds purchased or advances from the FRB at December 31, 2014 or 2013.

11.  Securities Sold Under Agreement to Repurchase

Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings.

At December 31, 2014 and December 31, 2013, the Company had no securities sold under agreement to repurchase.

12. Federal Home Loan Bank Advances

The Company had no short-term or long-term advances from the Federal Home Loan Bank of San Francisco at December 31, 2014, 2013 or 2012.

In accordance with the Collateral Pledge and Security Agreement, advances are secured by all FHLB stock held by the Company and by government agency & government-sponsored entity securities and mortgage-backed securities with borrowing capacity of $500,000. At December 31, 2014, $516.6 million in loans were approved for pledging as collateral on borrowing lines with the FHLB. The borrowing capacity on these loans was $256.6 million.

13.  Long-term Subordinated Debentures

In December 2003, the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I (“Statutory Trust I”), which issued $10.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”). The Company is not considered the primary beneficiary of the trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. These debentures qualify as Tier 1 capital under current regulatory guidelines. All of the common securities of Statutory Trust I are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by FMCB Statutory Trust to purchase $10.3 million of junior subordinated debentures of the Company, which carry a floating rate based on three-month LIBOR plus 2.85%. The debentures represent the sole asset of Statutory Trust I. The Trust Preferred Securities accrue and pay distributions at a floating rate of three-month LIBOR plus 2.85% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment to the extent that Statutory Trust I has funds available therefore of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust I; and (iii) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of Statutory Trust I. The Trust Preferred Securities are mandatorily redeemable upon maturity of the subordinated debentures on December 17, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the subordinated debentures purchased by Statutory Trust I, in whole or in part, on or after December 17, 2008. As specified in the indenture, if the subordinated debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

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

Repurchases under the program may be made from time to time on the open market or through private transactions. The repurchase program also requires that no purchases may be made if the Bank would not remain “well-capitalized” after the repurchase.

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

On December 4, 2014, the Company issued 6,200 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. See Note 16, located in “Item 8. Financial Statements and Supplementary Data.” These shares were issued at a price of $450 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the following table of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

(in thousands)	Actual		Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total Bank Capital to Risk Weighted Assets	$266,203	12.92%	$164,887	8.0%	$206,109		10.0%
Total Consolidated Capital to Risk Weighted Assets	$266,533	12.93%	$164,911	8.0%	N/	A	N/	A
Tier 1 Bank Capital to Risk Weighted Assets	$240,319	11.66%	$82,444	4.0%	$123,665		6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$240,645	11.67%	$82,456	4.0%	N/	A	N/	A
Tier 1 Bank Capital to Average Assets	$240,319	10.56%	$91,062	4.0%	$113,827		5.0%
Tier 1 Consolidated Capital to Average Assets	$240,645	10.55%	$91,219	4.0%	N/	A	N/	A

(in thousands)	Actual		Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total Bank Capital to Risk Weighted Assets	$244,087	13.98%	$139,674	8.0%	$174,593		10.0%
Total Consolidated Capital to Risk Weighted Assets	$244,354	13.99%	$139,689	8.0%	N/	A	N/	A
Tier 1 Bank Capital to Risk Weighted Assets	$222,108	12.72%	$69,837	4.0%	$104,756		6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$222,372	12.74%	$69,845	4.0%	N/	A	N/	A
Tier 1 Bank Capital to Average Assets	$222,108	11.02%	$80,633	4.0%	$100,791		5.0%
Tier 1 Consolidated Capital to Average Assets	$222,372	11.01%	$80,755	4.0%	N/	A	N/	A

15. Dividends and Basic Earnings Per Common Share

Total cash dividends during 2014 were $9,919,000 or $12.70 per share of common stock, an increase of 1.6% per share from $9,723,000 or $12.50 per share in 2013. In 2012, cash dividends totaled $9,418,000 or $12.10 per share.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per common share for the periods indicated.

(net income in thousands)	2014	2013	2012
Net Income	$25,402	$24,061	$23,349
Weighted Average Number of Common Shares Outstanding	778,358	777,882	778,648
Basic Earnings Per Common Share	$32.64	$30.93	$29.99

16. Employee Benefit Plans

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $875,000, $825,000, and $800,000 for the years ended December 31, 2014, 2013, and 2012, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $1.0 million, $952,000, and $941,000 for the years ended December 31, 2014, 2013, and 2012, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions and after tax (Roth) contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

Executive Retirement Plan and Life Insurance Arrangements
The Company, through the Bank, sponsors an Executive Retirement Plan for certain executive level employees. The Executive Retirement Plan is a non-qualified defined contribution plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. The Plan is comprised of: (1) a Performance Component which makes contributions based upon long-term cumulative profitability and increase in market value of the Company; (2) a Retention Component applicable to participants employed by the Company as of January 1, 2005 (contributions to this component were frozen effective December 31, 2010); (3) a Salary Component which makes contributions based upon participant salary levels; and (4) an Equity Component for which contributions are discretionary and subject to Board of Directors approval. Executive Retirement Plan contributions are invested in a mix of financial instruments; however Equity Component contributions are invested primarily in stock of the Company.

The Company expensed $2.7 million to the Executive Retirement Plan during the year ended December 31, 2014, $2.7 million during the year ended December 31, 2013 and $2.6 million during the year ended December 31, 2012. The Company’s total accrued liability under the Executive Retirement Plan was $27.3 million as of December 31, 2014 and $24.1 million as of December 31, 2013.

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

The Company earned tax-exempt interest on the life insurance policies of $1.9 million for the year ended December 31, 2014, $1.9 million for the year ended December 31, 2013, and $1.8 million for the years ended December 31, 2012. As of December 31, 2014 and 2013, the total cash surrender value of the insurance policies was $54.0 million and $52.1 million, respectively.

Senior Management Retention Plan
The Company, through the Bank, sponsors a Senior Management Retention Plan (“SMRP”) for certain senior level employees. The SMRP is a non-qualified defined contribution plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. All contributions are discretionary and subject to the Board of Directors approval. Contributions are invested primarily in stock of the Company. The Company expensed $475,000 to the SMRP during the year ended December 31, 2014, $536,000 during the year ended December 31, 2013 and $206,000 during the year ended December 31, 2012.

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

Other Real Estate (“ORE”) is reported at fair value on a non-recurring basis. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including sales comparison, cost and the income approach. Adjustments are often made in the appraisal process by the appraisers to take in to account differences between the comparable sales and income and other available data. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for Level 3 nonrecurring ORE is primarily the sales comparison approach less selling costs of 10%.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements
		At December 31, 2014, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$78,109	$10,005	$68,104	$-
Mortgage Backed Securities	287,948	-	287,948	-
Other	485	175	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$366,542	$10,180	$356,362	$-

		Fair Value Measurements
		At December 31, 2013, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$28,436	$23,394	$5,042	$-
Mortgage Backed Securities	324,929	-	324,929	-
Corporate Securities	49,380	8,191	41,189	-
Other	1,894	1,584	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$404,639	$33,169	$371,470	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the year ended December 31, 2014, there were no transfers out of level 2 to level 3. During the year ended December 31, 2013, $5.6 million were transferred out of level 3 available-for-sale investment securities into held-to-maturity investment securities. The following table presents information about the activity of level 3 assets.

(in thousands)	2014	2013
Balance at Beginning of Period	$-	$5,665
Total Realized and Unrealized Gains/(Losses) Included in Income	-	-
Total Unrealized Gains/(Losses) Included in Other Comprehensive Income	-	-
Purchase of Securities	-	-
Sales, Maturities, and Calls of Securities	-	(84)
Net Transfers out of Available for Sale Securities	-	(5,581)
Balance at End of Period	$-	$-

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

		Fair Value Measurements
		At December 31, 2014, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Commercial Real Estate	$90	$-	$-	$90
Residential 1st Mortgage	748	-	-	748
Home Equity Lines and Loans	759	-	-	759
Agricultural	346	-	-	346
Commercial	3,832	-	-	3,832
Consumer	6	-	-	6
Total Impaired Loans	5,781	-	-	5,781
Other Real Estate:
Real Estate Construction	2,441	-	-	2,441
Agricultural Real Estate	858	-	-	858
Total Other Real Estate	3,299	-	-	3,299
Total Assets Measured at Fair Value On a Non-Recurring Basis	$9,080	$-	$-	$9,080

		Fair Value Measurements
		At December 31, 2013, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential 1st Mortgage	$614	$-	$-	$614
Home Equity Lines and Loans	551	-	-	551
Agricultural	366	-	-	366
Commercial	820	-	-	820
Total Impaired Loans	2,351	-	-	2,351
Other Real Estate:
Real Estate Construction	2,399	-	-	2,399
Agricultural Real Estate	2,212	-	-	2,212
Total Other Real Estate	4,611	-	-	4,611
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,962	$-	$-	$6,962

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2014:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Commercial Real Estate	$90	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% -1%, 1%
Residential 1st Mortgages	$748	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	11% -21%, 17%
Home Equity Lines and Loans	$759	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 14%, 11%
Agricultural	$331	Income Approach	Capitalization Rate	14% - 14%, 14%
Agricultural	$15	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% -1%, 1%
Commercial	$3,832	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 13%, 4%
Consumer	$6	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	8% - 8%, 8%
Other Real Estate:
Real Estate Construction	$2,441	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%
Agricultural Real Estate	$858	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
December 31, 2014 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$77,125	$77,125		$-		$-		$77,125

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	78,109	10,005		68,104		-		78,109
Mortgage Backed Securities	287,948	-		287,948		-		287,948
Other	485	175		310		-		485
Total Investment Securities Available-for-Sale	366,542	10,180		356,362		-		366,542

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	61,716	-		49,085		13,403		62,488
Other	2,147	-		2,147		-		2,147
Total Investment Securities Held-to-Maturity	63,863	-		51,232		13,403		64,635

FHLB Stock	7,677	N/	A	N/	A	N/	A	N/	A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	484,061	-		-		481,037		481,037
Agricultural Real Estate	353,022	-		-		353,288		353,288
Real Estate Construction	94,850	-		-		95,022		95,022
Residential 1st Mortgages	170,858	-		-		173,916		173,916
Home Equity Lines and Loans	30,591	-		-		32,456		32,456
Agricultural	275,859	-		-		274,195		274,195
Commercial	222,624	-		-		222,175		222,175
Consumer & Other	4,501	-		-		4,535		4,535
Leases	42,006	-		-		40,298		40,298
Unallocated Allowance	(1,529)	-		-		(1,529)		(1,529)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,676,843	-		-		1,675,393		1,675,393
Accrued Interest Receivable	7,797	-		7,797		-		7,797

Liabilities:
Deposits:
Demand	610,133	610,133		-		-		610,133
Interest Bearing Transaction	341,397	341,397		-		-		341,397
Savings and Money Market	644,260	644,260		-		-		644,260
Time	468,283	-		468,161		-		468,161
Total Deposits	2,064,073	1,595,790		468,161		-		2,063,951
Subordinated Debentures	10,310	-		6,227		-		6,227
Accrued Interest Payable	378	-		378		-		378

		Fair Value of Financial Instruments Using
December 31, 2013 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$83,677	$83,677		$-		$-		$83,677

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	28,436	23,394		5,042		-		28,436
Mortgage Backed Securities	324,929	-		324,929		-		324,929
Corporate Securities	49,380	8,191		41,189		-		49,380
Other	1,894	1,584		310		-		1,894
Total Investment Securities Available-for-Sale	404,639	33,169		371,470		-		404,639

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	65,685	-		51,563		14,307		65,870
Mortgage Backed Securities	45	-		45		-		45
Other	2,775	-		2,775		-		2,775
Total Investment Securities Held-to-Maturity	68,505	-		54,383		14,307		68,690

FHLB Stock	7,187	N/	A	N/	A	N/	A	N/	A
Loans & Leases Net of Deferred Fees & Allowance:
Commercial Real Estate	402,336	-		-		403,790		403,790
Agricultural Real Estate	324,688	-		-		328,704		328,704
Real Estate Construction	40,438	-		-		40,800		40,800
Residential 1st Mortgages	150,184	-		-		153,352		153,352
Home Equity Lines and Loans	32,710	-		-		35,250		35,250
Agricultural	244,209	-		-		242,950		242,950
Commercial	144,701	-		-		145,131		145,131
Consumer & Other	4,876	-		-		4,912		4,912
Unallocated Allowance	12,094	-		-		11,851		11,851
Total Loans & Leases Net of Deferred Fees & Allowance	(2,274)	-		-		(2,274)		(2,274)
Accrued Interest Receivable	1,353,962	-		-		1,364,466		1,364,466
	6,941	-		6,941		-		6,941
Liabilities:
Deposits:
Demand	495,963	495,963		-		-		495,963
Interest Bearing Transaction	291,795	291,795		-		-		291,795
Savings and Money Market	589,511	589,511		-		-		589,511
Time	430,422	-		430,752		-		430,752
Total Deposits	1,807,691	1,377,269		430,752		-		1,808,021
Subordinated Debentures	10,310	-		6,224		-		6,224
Accrued Interest Payable	352	-		352		-		352

Fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

(in thousands)	December 31, 2014	December 31, 2013
Commitments to Extend Credit	$539,288	$445,294
Letters of Credit	9,734	7,393
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	2,042	-

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Outstanding standby letters of credit have maturity dates ranging from 1 to 46 months with final expiration in October 2018. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company is obligated under a number of noncancellable operating leases for premises and equipment used for banking purposes. Minimum future rental commitments under noncancellable operating leases as of December 31, 2014, were $540,000, $371,000, $197,000, $190,000, and $196,000 for the years 2015 through 2019, and $557,000 for the remaining term of the leases.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

The Company may be required to maintain average reserves on deposit with the Federal Reserve Bank primarily based on deposits outstanding. There were no reserve requirements during 2014 or 2013.

20. Recent Accounting Developments

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

21. Parent Company Financial Information

The following financial information is presented as of December 31 for the periods indicated.

Farmers & Merchants Bancorp
Condensed Balance Sheets

(in thousands)	2014	2013
Cash	$363	$416
Investment in Farmers & Merchants Bank of Central California	242,852	219,640
Investment Securities	410	410
Other Assets	201	87
Total Assets	$243,826	$220,553

Subordinated Debentures	$10,310	$10,310
Liabilities	338	339
Shareholders' Equity	233,178	209,904
Total Liabilities and Shareholders' Equity	$243,826	$220,553

Farmers & Merchants Bancorp
Condensed Statements of Income

	Year Ended December 31,
(in thousands)	2014	2013	2012
Equity in Undistributed Earnings in Farmers & Merchants Bank of Central California	$18,211	$14,352	$13,247
Dividends from Subsidiary	8,000	10,450	10,900
Interest Income	10	10	10
Other Expenses, Net	(1,406)	(1,288)	(1,386)
Tax Benefit	587	537	578
Net Income	$25,402	$24,061	$23,349

Farmers & Merchants Bancorp
Condensed Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash Flows from Operating Activities:
Net Income	$25,402	$24,061	$23,349
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Net Earnings from Subsidiary	(18,211)	(14,352)	(13,247)
Net Decrease (Increase) in Other Assets	(114)	38	(216)
Net (Decrease) Increase in Liabilities	(1)	180	(78)
Net Cash Provided by Operating Activities	7,076	9,927	9,808
Investing Activities:
Securities Purchased	-	-	-
Securities Sold or Matured	-	-	-
Net Cash Used by Investing Activities	-	-	-
Financing Activities:
Stock Repurchased	-	-	(576)
Issuance of Common Stock	2,790	-	-
Cash Dividends	(9,919)	(9,723)	(9,418)
Net Cash Used by Financing Activities	(7,129)	(9,723)	(9,994)
(Decrease) Increase in Cash and Cash Equivalents	(53)	204	(186)
Cash and Cash Equivalents at Beginning of Year	416	212	398
Cash and Cash Equivalents at End of Year	$363	$416	$212

22. Subsequent Events

On January 23, 2015, the Company issued 1,700 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. See Note 16, located in “Item 8. Financial Statements and Supplementary Data.” These shares were issued at a price of $450 per share based upon a valuation dated December 1, 2014, completed by a nationally recognized bank consulting and advisory firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

The Company maintains controls and procedures designed to ensure that all relevant information is recorded and reported in all filings of financial reports. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2014.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding the Named Executive Officers of the Company and/or Bank:

Name and Position(s)	Age	Principal Occupation during the Past Five Years
Kent A. Steinwert Chairman, President & Chief Executive Officer of the Company and Bank	62	Chairman, President & Chief Executive Officer of the Company and Bank since May 1, 2010. President & Chief Executive Officer of the Company and Bank up to April 30, 2010.

Deborah E. Skinner Executive Vice President & Chief Administrative Officer of the Bank	52	Executive Vice President & Chief Administrative Officer of the Bank.

Stephen W. Haley Executive Vice President & Chief Financial Officer & Secretary of the Company and Bank	61	Executive Vice President & Chief Financial Officer of the Company and Bank.

Kenneth W. Smith Executive Vice President & Senior Credit Officer of the Company and Bank	55	Executive Vice President & Senior Credit Officer of the Company and Bank since August 9, 2011. Executive Vice President & Head of Business Markets of the Bank up to August 8, 2011.

James P. Daugherty Executive Vice President, Wholesale Banking Division of the Bank	63	Executive Vice President, Wholesale Banking Division since November 15, 2013. Senior Vice President, Commercial Credit Administrator of the Bank up to November 14, 2013.

Jay J. Colombini Executive Vice President, Wholesale Banking Division Of the Bank	52
Executive Vice President, Wholesale Banking Division since November 15, 2013.

Senior Vice President and Manager – Lodi Main Branch from August 1, 2012 through November 14, 2013.

Senior Vice President and Manager – Linden Branch up to July 31, 2012

Also, see “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders which will be filed with the SEC and which is incorporated herein by reference. During 2014 there were no changes in procedures for the election of directors.

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

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A. The Company does not have any equity compensation plans, which require disclosure under Item 201(d) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)   (1) Financial Statements. Incorporated herein by reference, are listed in Item 8 hereof.

(2) Financial Statement Schedules. Not applicable.

(3) Exhibits.

Exhibit Number	Description
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

10.1
Amended and Restated Employment Agreement effective April 1, 2014, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed on Registrant’s Form 10-K for the year ended December 31, 2013, is incorporated herein by reference.

10.3
Amended and Restated Employment Agreement effective April 1, 2014, between Farmers & Merchants Bank of Central California and Deborah E. Skinner, filed on Registrant’s Form 10-K for the year ended December 31, 2013, is incorporated herein by reference.

10.4
Amended and Restated Employment Agreement effective April 1, 2014, between Farmers & Merchants Bank of Central California and Kenneth W. Smith, filed on Registrant’s Form 10-K for the year ended December 31, 2013, is incorporated herein by reference.

10.6
Amended and Restated Employment Agreement effective April 1, 2014, between Farmers & Merchants Bank of Central California and Stephen W. Haley, filed on Registrant’s Form 10-K for the year ended December 31, 2013, is incorporated herein by reference.

10.8
Employment Agreement effective April 1, 2014, between Farmers & Merchants Bank of Central California and Jay Colombini, filed on Registrant’s Form 10-K for the year ended December 31, 2013, is incorporated herein by reference.

10.9
Employment Agreement effective April 1, 2014, between Farmers & Merchants Bank of Central California and James Daugherty, filed on Registrant’s Form 10-K for the year ended December 31, 2013, is incorporated herein by reference.

10.10
Employment Agreement effective June 2, 2014, between Farmers & Merchants Bank of Central California and Ryan J. Misasi, filed on the Registrants Form 8-K dated June 11, 2014, is incorporated herein by reference.

10.15	Executive Retirement Plan – Performance Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.

10.16	Executive Retirement Plan – Retention Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.
10.17	Executive Retirement Plan – Salary Component, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014.
10.18
Deferred Compensation Plan of Farmers & Merchants Bank of Central California, as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.

10.19	Executive Retirement Plan – Equity Component, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014.
10.20	Senior Management Retention Plan, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014.
14	Code of Conduct of Farmers & Merchants Bancorp, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
21	Subsidiaries of the Registrant, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp
(Registrant)

	By	/s/ Stephen W. Haley
Dated: March 13, 2015		Stephen W. Haley
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2015.

/s/ Kent A. Steinwert	Chairman, President & Chief Executive Officer
Kent A. Steinwert	(Principal Executive Officer)

/s/ Stephen W. Haley	Executive Vice President & Chief Financial Officer
Stephen W. Haley	(Principal Financial and Accounting Officer)

/s/ Bruce A. Mettler	/s/ Calvin Suess
Bruce A. Mettler, Director	Calvin Suess, Director

/s/ Stewart C. Adams, Jr.	/s/ Kevin Sanguinetti
Stewart C. Adams, Jr., Director	Kevin Sanguinetti, Director

/s/ Edward Corum, Jr.	/s/ Gary Long
Edward Corum, Jr., Director	Gary Long, Director

Exhibit Index

10.17	Executive Retirement Plan – Salary Component, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014.
10.19	Executive Retirement Plan – Equity Component, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014.
10.20	Senior Management Retention Plan, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.