Form 10-Q
period 2015-03-31
FARMERS & MERCHANTS BANCORP
filed 2015-05-08
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Number of shares of common stock of the registrant:  785,782 outstanding as of April 30, 2015.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands)
	March 31, 2015	December 31, 2014	March 31, 2014
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$33,746	$42,375	$39,042
Interest Bearing Deposits with Banks	110,190	34,750	134,685
Total Cash and Cash Equivalents	143,936	77,125	173,727

Investment Securities:
Available-for-Sale	365,184	366,542	399,743
Held-to-Maturity	63,463	63,863	65,655
Total Investment Securities	428,647	430,405	465,398

Loans & Leases:	1,705,320	1,712,244	1,363,030
Less: Allowance for Credit Losses	38,940	35,401	34,277
Loans & Leases, Net	1,666,380	1,676,843	1,328,753

Premises and Equipment, Net	26,693	25,821	22,692
Bank Owned Life Insurance	54,454	53,990	52,564
Interest Receivable and Other Assets	93,925	96,367	84,167
Total Assets	$2,414,035	$2,360,551	$2,127,301

Liabilities
Deposits:
Demand	$578,820	$610,133	$489,786
Interest Bearing Transaction	340,045	341,397	287,174
Savings and Money Market	699,308	644,260	639,370
Time	493,600	468,283	424,284
Total Deposits	2,111,773	2,064,073	1,840,614

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	50,664	52,990	58,426
Total Liabilities	2,172,747	2,127,373	1,909,350

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 785,782, 784,082 and 777,88 2Shares Issued and Outstanding at March 31, 2015, December 31, 2014 and March 31, 2014, Respectively	8	8	8
Additional Paid-In Capital	78,569	77,804	75,014
Retained Earnings	159,236	152,833	143,632
Accumulated Other Comprehensive Income (Loss)	3,475	2,533	(703)
Total Shareholders' Equity	241,288	233,178	217,951
Total Liabilities and Shareholders' Equity	$2,414,035	$2,360,551	$2,127,301
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months Ended March 31,
	2015	2014
Interest Income
Interest and Fees on Loans & Leases	$19,127	$16,271
Interest on Deposits with Banks	58	64
Interest on Investment Securities:
Taxable	1,586	2,115
Exempt from Federal Tax	522	597
Total Interest Income	21,293	19,047

Interest Expense
Deposits	712	600
Subordinated Debentures	80	80
Total Interest Expense	792	680

Net Interest Income	20,501	18,367
Provision for Credit Losses	600	-
Net Interest Income After Provision for Credit Losses	19,901	18,367

Non-Interest Income
Service Charges on Deposit Accounts	898	938
Net Gain on Sale of Investment Securities	1	3
Increase in Cash Surrender Value of Life Insurance	464	455
Debit Card and ATM Fees	777	735
Net Gain on Deferred Compensation Investments	765	443
Other	1,759	588
Total Non-Interest Income	4,664	3,162

Non-Interest Expense
Salaries and Employee Benefits	10,099	8,237
Net Gain on Deferred Compensation Investments	765	443
Occupancy	639	622
Equipment	732	703
Legal Fees	109	47
FDIC Insurance	284	252
Other	1,590	1,336
Total Non-Interest Expense	14,218	11,640

Income Before Income Taxes	10,347	9,889
Provision for Income Taxes	3,944	3,607
Net Income	$6,403	$6,282
Basic Earnings Per Common Share	$8.15	$8.08
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended March 31,
	2015	2014
Net Income	$6,403	$6,282

Other Comprehensive Income
Increase in Net Unrealized Gain on Available-for-Sale Securities	1,627	3,048
Deferred Tax Expense Related to Unrealized Gains	(684)	(1,282)
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	(1)	(3)
Deferred Tax Benefit Related to Reclassification Adjustment	-	2
Change in Net Unrealized Gain on Available-for-Sale Securities, Net of Tax	942	1,765

Total Other Comprehensive Income	942	1,765

Comprehensive Income	$7,345	$8,047
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balance, January 1, 2014	777,882	$8	$75,014	$137,350	$(2,468)	$209,904
Net Income		-	-	6,282	-	6,282
Change in Net Unrealized Gains on Securities Available-for-Sale, net of tax		-	-	-	1,765	1,765
Balance, March 31, 2014	777,882	$8	$75,014	$143,632	$(703)	$217,951

Balance, January 1, 2015	784,082	$8	$77,804	$152,833	$2,533	$233,178
Net Income		-	-	6,403	-	6,403
Issuance of Common Stock	1,700	-	765	-	-	765
Change in Net Unrealized Gains on Securities Available-for-Sale, net of tax		-	-	-	942	942
Balance, March 31, 2015	785,782	$8	$78,569	$159,236	$3,475	$241,288
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,	March 31,
(in thousands)	2015	2014
Operating Activities:
Net Income	$6,403	$6,282
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	600	-
Depreciation and Amortization	363	340
Net Amortization of Investment Security Premiums & Discounts	375	404
Net Gain on Sale of Investment Securities	(1)	(3)
Net Change in Operating Assets & Liabilities:
Net Decrease in Interest Receivable and Other Assets	1,872	4,360
Net (Decrease) Increase in Interest Payable and Other Liabilities	(2,326)	10,258
Net Cash Provided by Operating Activities	7,286	21,641
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(19,814)	(14,636)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	22,629	22,208
Purchase of Investment Securities Held-to-Maturity	(205)	(565)
Proceeds from Matured or Called Securities Held-to-Maturity	587	3,415
Net Loans & Leases Paid, Originated or Acquired	6,895	25,176
Principal Collected on Loans & Leases Previously Charged Off	2,968	33
Additions to Premises and Equipment	(1,235)	(145)
Net Cash Provided by Investing Activities	11,825	35,486
Financing Activities:
Net Increase in Deposits	47,700	32,923
Net Cash Provided by Financing Activities	47,700	32,923
Increase in Cash and Cash Equivalents	66,811	90,050
Cash and Cash Equivalents at Beginning of Period	77,125	83,677
Cash and Cash Equivalents at End of Period	$143,936	$173,727
Supplementary Data
Cash Payments Made for Income Taxes	$85	$-
Issuance of Common Stock	$765	$-
Interest Paid	$737	$687
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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three-month period ended March 31, 2015 may not necessarily be indicative of future operating results.

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

Investment Securities
Investment securities are classified at the time of purchase as held-to-maturity (“HTM”) if it is management’s intent and the Company has the ability to hold the securities until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount using a level yield of interest over the estimated remaining period until maturity. Losses, reflecting a decline in value judged by the Company to be other than temporary, are recognized in the period in which they occur.

Securities are classified as available-for-sale (“AFS”) if it is management’s intent, at the time of purchase, to hold the securities for an indefinite period of time and/or to use the securities as part of the Company’s asset/liability management strategy. These securities are reported at fair value with aggregate unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes. Fair values are based on quoted market prices or broker/dealer price quotations on a specific identification basis. Gains or losses on the sale of these securities are computed using the specific identification method.

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

A restructuring of a loan or lease constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the borrower’s (the term “borrower” is used herein to describe a customer who has entered into either a loan or lease transaction) financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans & leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment as described above.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of or for the periods ended March 31, 2015, December 31, 2014 or March 31, 3014.

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

	Amortized	Gross Unrealized		Fair/Book
March 31, 2015	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$68,064	$69	$1	$68,132
US Treasury Notes	19,818	148	-	19,966
Mortgage Backed Securities (1)	270,820	5,977	196	276,601
Other	485	-	-	485
Total	$359,187	$6,194	$197	$365,184

	Amortized	Gross Unrealized		Fair/Book
December 31, 2014	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$78,051	$61	$3	$78,109
Mortgage Backed Securities (1)	283,636	4,969	657	287,948
Other	485	-	-	485
Total	$362,172	$5,030	$660	$366,542

	Amortized	Gross Unrealized		Fair/Book
March 31, 2014	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$18,242	$184	$-	$18,426
Mortgage Backed Securities (1)	331,434	3,674	5,378	329,730
Corporate Securities	49,045	370	63	49,352
Other	2,235	-	-	2,235
Total	$400,956	$4,228	$5,441	$399,743

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
March 31, 2015	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$61,324	$766	$11	$62,079
Other	2,139	-	-	2,139
Total	$63,463	$766	$11	$64,218

	Book	Gross Unrealized		Fair
December 31, 2014	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$61,716	$782	$10	$62,488
Other	2,147	-	-	2,147
Total	$63,863	$782	$10	$64,635

	Book	Gross Unrealized		Fair
March 31, 2014	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$62,890	$711	$257	$63,344
Mortgage Backed Securities (1)	4	-	-	4
Other	2,761	-	-	2,761
Total	$65,655	$711	$257	$66,109

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at March 31, 2015 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
March 31, 2015	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$67,480	$67,483	$2,739	$2,740
After one year through five years	20,887	21,100	16,132	16,294
After five years through ten years	-	-	10,313	10,423
After ten years	-	-	34,279	34,761
	88,367	88,583	63,463	64,218

Investment securities not due at a single maturity date:
Mortgage-backed securities	270,820	276,601	-	-

Total	$359,187	$365,184	$63,463	$64,218

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
March 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	$24,998	$1	$-	$-	$24,998	$1
Mortgage Backed Securities	13,033	28	25,942	168	38,975	196
Total	$38,031	$29	$25,942	$168	$63,973	$197

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$1,340	$11	$-	$-	$1,340	$11
Total	$1,340	$11	$-	$-	$1,340	$11

	Less Than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	$66,980	$3	$-	$-	$66,980	$3
Mortgage Backed Securities	14,487	151	33,574	506	48,061	657
Total	$81,467	$154	$33,574	$506	$115,041	$660

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$849	$5	$876	$5	$1,725	$10
Total	$849	$5	$876	$5	$1,725	$10

	Less Than 12 Months		12 Months or More		Total
March 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Mortgage Backed Securities	$123,313	$4,506	$15,981	$872	139,294	$5,378
Corporate Securities	3,794	39	2,474	24	6,268	63
Total	$127,107	$4,545	$18,455	$896	$145,562	$5,441

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$9,038	$257	$-	$-	$9,038	$257
Total	$9,038	$257	$-	$-	$9,038	$257

As of March 31, 2015, the Company held 275 investment securities of which six were in a loss position for less than twelve months. Three securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At March 31, 2015, one security of government agency and government sponsored entities was in a loss position for less than 12 months. None were in a loss position for 12 months or more. The unrealized losses on the Company's investments in securities of government agency and government sponsored entities were $1,000 at March 31, 2015, $3,000 at December 31, 2014 and $0 at March 31, 2014. The unrealized loss was caused by interest rate fluctuations. Repayment of these investments is guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015 and December 31, 2014.

Mortgage Backed Securities – At March 31, 2015, two mortgage backed security investments were in a loss position for less than 12 months and three were in a loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage backed securities were $196,000, $657,000, and $5.4 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

Obligations of States and Political Subdivisions - At March 31, 2015, three obligations of states and political subdivisions were in a loss position for less than 12 months. None were in a loss position for 12 months or more. As of March 31, 2015, over ninety-seven percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the three percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $11,000, $10,000, and $257,000 at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

Corporate Securities - The Company did not hold any corporate securities at March 31, 2015 or December 31, 2014. The unrealized losses on the Company’s investment in corporate securities at March 31, 2014 were $63,000. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity.

Proceeds from sales and calls of securities were as follows:

(in thousands)	Proceeds	Gains	Losses
Three Months Ended March 31, 2015	$475	$1	$-
Three Months Ended March 31, 2014	$2,988	$3	$-

Pledged Securities
As of March 31, 2015, securities carried at $196.4 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $178.8 million at December 31, 2014, and $332.0 million at March 31, 2014.

The decrease in pledged securities since March 31, 2014 was due to the Company’s use of a $165 million standby Letter of Credit (“LC”) issued by the FHLB as collateral for Public Deposits. The LC was issued December 4, 2014, and matures December 2, 2016, with a maintenance fee of 10 basis points per annum.

3. Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

March 31, 2015	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2015	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Charge-Offs	-	-	-	-	-	-	(12)	(17)	-	-	(29)
Recoveries	2,938	-	-	-	5	1	2	22	-	-	2,968
Provision	(2,826)	2,716	247	(349)	(335)	(1,503)	756	(11)	288	1,617	600
Ending Balance- March 31, 2015	$7,954	$6,901	$1,916	$673	$2,096	$4,602	$8,941	$212	$2,499	$3,146	$38,940
Ending Balance Individually Evaluated for Impairment	61	-	-	72	53	129	1,118	37	-	-	1,470
Ending Balance Collectively Evaluated for Impairment	7,893	6,901	1,916	601	2,043	4,473	7,823	175	2,499	3,146	37,470
Loans:
Ending Balance	$529,550	$351,866	$101,616	$182,431	$31,724	$216,231	$236,141	$4,915	$50,846	$-	$1,705,320
Ending Balance Individually Evaluated for Impairment	3,573	-	4,363	2,080	1,668	457	4,840	44	-	-	17,025
Ending Balance Collectively Evaluated for Impairment	$525,977	$351,866	$97,253	$180,351	$30,056	$215,774	$231,301	$4,871	$50,846	$-	$1,688,295

December 31, 2014	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2014	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Charge-Offs	-	-	-	(73)	(70)	-	(1)	(132)	-	-	(276)
Recoveries	11	-	-	-	58	8	86	65	-	-	228
Provision	2,653	609	1,015	(13)	(329)	(6,109)	2,413	109	1,572	(745)	1,175
Ending Balance- December 31, 2014	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Ending Balance Individually Evaluated for Impairment	377	-	-	422	329	114	914	41	-	-	2,197
Ending Balance Collectively Evaluated for Impairment	7,465	4,185	1,669	600	2,097	5,990	7,281	177	2,211	1,529	33,204
Loans & Leases:
Ending Balance	$491,903	$357,207	$96,519	$171,880	$33,017	$281,963	$230,819	$4,719	$44,217	$-	$1,712,244
Ending Balance Individually Evaluated for Impairment	20,066	-	4,386	2,108	1,643	461	4,874	46	-	-	33,584
Ending Balance Collectively Evaluated for Impairment	$471,837	$357,207	$92,133	$169,772	$31,374	$281,502	$225,945	$4,673	$44,217	$-	$1,678,660

March 31, 2014	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2014	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Charge-Offs	-	-	-	(3)	-	-	-	(27)	-	-	(30)
Recoveries	-	-	-	-	12	1	5	15	-	-	33
Provision	1,248	(189)	423	(5)	(131)	(2,605)	724	7	282	246	-
Ending Balance- March 31, 2014	$6,426	$3,387	$1,077	$1,100	$2,648	$9,601	$6,426	$171	$921	$2,520	$34,277
Ending Balance Individually Evaluated for Impairment	245	-	226	340	313	118	814	48	-	-	2,104
Ending Balance Collectively Evaluated for Impairment	6,181	3,387	851	760	2,335	9,483	5,612	123	921	2,520	32,173
Loans:
Ending Balance	$402,865	$326,112	$55,751	$156,094	$34,289	$209,228	$155,802	$4,721	$18,168	$-	$1,363,030
Ending Balance Individually Evaluated for Impairment	22,046	-	4,473	1,701	2,055	587	5,100	48	-	-	36,010
Ending Balance Collectively Evaluated for Impairment	$380,819	$326,112	$51,278	$154,393	$32,234	$208,641	$150,702	$4,673	$18,168	$-	$1,327,020

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $9.8 million at March 31, 2015, $26.4 million at December 31, 2014 and $28.9 million at March 31, 2014, which are no longer disclosed or classified as TDRs.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

March 31, 2015	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$520,613	$8,834	$103	$529,550
Agricultural Real Estate	351,866	-	-	351,866
Real Estate Construction	99,920	1,696	-	101,616
Residential 1st Mortgages	181,021	744	666	182,431
Home Equity Lines & Loans	30,772	83	869	31,724
Agricultural	215,507	453	271	216,231
Commercial	220,491	12,086	3,564	236,141
Consumer & Other	4,687	-	228	4,915
Leases	50,846			50,846
Total	$1,675,723	$23,896	$5,701	$1,705,320

December 31, 2014	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$483,146	$8,651	$106	$491,903
Agricultural Real Estate	357,207	-	-	357,207
Real Estate Construction	94,887	1,632	-	96,519
Residential 1st Mortgages	170,462	744	674	171,880
Home Equity Lines and Loans	32,054	85	878	33,017
Agricultural	281,232	679	52	281,963
Commercial	211,036	18,143	1,640	230,819
Consumer & Other	4,449	-	270	4,719
Leases	44,217	-	-	44,217
Total	$1,678,690	$29,934	$3,620	$1,712,244

March 31, 2014	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$389,366	$13,126	$373	$402,865
Agricultural Real Estate	326,112	-	-	326,112
Real Estate Construction	54,120	1,631	-	55,751
Residential 1st Mortgages	154,743	767	584	156,094
Home Equity Lines & Loans	33,196	-	1,093	34,289
Agricultural	208,308	843	77	209,228
Commercial	137,125	16,928	1,749	155,802
Consumer & Other	4,529	-	192	4,721
Leases	18,168			18,168
Total	$1,325,667	$33,295	$4,068	$1,363,030

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at March 31, 2015, December 31, 2014, and March 31, 2014, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated
(in thousands):

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$719	$-	$-	$103	$822	$528,728	$529,550
Agricultural Real Estate	-	-	-	-	-	351,866	351,866
Real Estate Construction	-	-	-	-	-	101,616	101,616
Residential 1st Mortgages	99	-	-	74	173	182,258	182,431
Home Equity Lines & Loans	-	-	-	616	616	31,108	31,724
Agricultural	-	-	-	14	14	216,217	216,231
Commercial	-	-	-	1,573	1,573	234,568	236,141
Consumer & Other	9	-	-	13	22	4,893	4,915
Leases	-	-	-	-	-	50,846	50,846
Total	$827		$-	$2,393	$3,220	$1,702,100	$1,705,320

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$491,903	$491,903
Agricultural Real Estate	-	-	-	-	-	357,207	357,207
Real Estate Construction	-	-	-	-	-	96,519	96,519
Residential 1st Mortgages	-	-	-	77	77	171,803	171,880
Home Equity Lines and Loans	79	-	-	576	655	32,362	33,017
Agricultural	-	-	-	18	18	281,945	281,963
Commercial	-	-	-	1,586	1,586	229,233	230,819
Consumer & Other	10	-	-	13	23	4,696	4,719
Leases	-	-	-	-	-	44,217	44,217
Total	$89	$-	$-	$2,270	$2,359	$1,709,885	$1,712,244

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$402,865	$402,865
Agricultural Real Estate	-	-	-	-	-	326,112	326,112
Real Estate Construction	-	-	-	-	-	55,751	55,751
Residential 1st Mortgages	-	-	-	316	316	155,778	156,094
Home Equity Lines & Loans	30	-	-	969	999	33,290	34,289
Agricultural	-	25	-	32	57	209,171	209,228
Commercial	-	-	-	1,801	1,801	154,001	155,802
Consumer & Other	5	-	-	15	20	4,701	4,721
Leases	-	-	-	-	-	18,168	18,168
Total	$35	$25	$-	$3,133	$3,193	$1,359,837	$1,363,030

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

March 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$192	$192	$-	$96	$2
Residential 1st Mortgages	569	632	-	285	4
Home Equity Lines & Loans	661	701	-	331	1
Agricultural	14	27	-	7	-
Commercial	48	48	-	24	1
	$1,484	$1,600	$-	$743	$8
With an allowance recorded:
Residential 1st Mortgages	$359	$429	$18	$648	$4
Home Equity Lines & Loans	138	156	7	545	1
Agricultural	443	443	129	452	7
Commercial	4,793	4,889	1,118	4,768	25
Consumer & Other	43	49	37	45	1
	$5,776	$5,966	$1,309	$6,458	$38
Total	$7,260	$7,566	$1,309	$7,201	$46

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$-	$-	$-	$49	$4
Home Equity Lines and Loans	-	-	-	169	-
Agricultural	-	-	-	15	-
Commercial	-	-	-	1,620	54
	$-	$-	$-	$1,853	$58
With an allowance recorded:
Commercial Real Estate	$92	$92	$2	$47	$4
Residential 1st Mortgages	937	1,069	187	612	9
Home Equity Lines and Loans	951	1,020	190	803	10
Agricultural	461	473	114	473	28
Commercial	4,742	4,813	910	3,182	54
Consumer & Other	46	51	41	46	2
	$7,229	$7,518	$1,444	$5,163	$107
Total	$7,229	$7,518	$1,444	$7,016	$165

March 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$98	$98	$-	$49	$2
Home Equity Lines & Loans	677	686	-	339	-
Agricultural	32	41	-	16	-
Commercial	3,331	3,389	-	1,666	27
	$4,138	$4,214	$-	$2,070	$29
With an allowance recorded:
Residential 1st Mortgages	$411	$443	$82	$674	$1
Home Equity Lines & Loans	394	414	120	673	-
Agricultural	473	473	118	467	7
Commercial	1,627	1,657	814	3,185	-
Consumer & Other	48	51	48	47	1
	$2,953	$3,038	$1,182	$5,046	$9
Total	$7,091	$7,252	$1,182	$7,116	$38

Total recorded investment shown in the prior tables will not equal the total ending balance of loans & leases individually evaluated for impairment on the allocation of allowance tables. This is because the calculation of recorded investment takes into account charge-offs, net unamortized loan & lease fees & costs, unamortized premium or discount, and accrued interest. This table also excludes impaired loans that were previously modified in a troubled debt restructuring, are currently performing and are no longer disclosed or classified as TDRs.

At March 31, 2015, the Company allocated $1.3 million of specific reserves to $6.5 million of troubled debt restructured loans & leases, of which $4.9 million were performing. The Company had no commitments at March 31, 2015 to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the three-month period ending March 31, 2015, the terms of certain loans & leases were modified as troubled debt restructurings. The modification of the terms of such loans & leases can include one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for 10 years. Modifications involving an extension of the maturity date were for 10 years.

The following table presents loans or leases by class modified as TDRs during the three-month period ended March 31, 2015 (in thousands):

	March 31, 2015
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$131	$119
Total	1	$131	$119

The TDR described above increased the allowance for credit losses by $114,000 and resulted in charge-offs of $12,000 for the three months ended March 31, 2015.

During the three-months ended March 31, 2015, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

At December 31, 2014, the Company allocated $1.3 million of specific reserves to $6.6 million of troubled debt restructured loans, of which $5.0 million were performing. The Company had no commitments at December 31, 2014 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

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

The following table presents loans or leases by class modified as TDRs for the period ended December 31, 2014 (in thousands):

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

At March 31, 2014, the Company allocated $1.1 million of specific reserves to $6.3 million of troubled debt restructured loans & leases, of which $4.0 million were performing. The Company had no commitments at March 31, 2014 to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

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

The following table presents loans or leases by class modified as TDRs during the three-month period ended March 31, 2014 (in thousands):

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

During the three-months ended March 31, 2014, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

Securities classified as AFS are reported at fair value on a recurring basis utilizing Level 1, 2 and 3 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

The Company does not record all loans & leases at fair value on a recurring basis. However, from time to time, a loan or lease is considered impaired and an allowance for credit losses is established. Once a loan or lease is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans or leases is estimated using one of several methods, including collateral value when the loan is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Impaired loans & leases not requiring an allowance represent loans & leases for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans & leases. Impaired loans & leases where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including sales comparison, cost and the income approach. Adjustments are often made in the appraisal process by the appraisers to take into account differences between the comparable sales and income and other available data. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for Level 3 nonrecurring impaired loans is primarily the sales comparison approach less selling costs of 10%.

Other Real Estate (“ORE”) is reported at fair value on a non-recurring basis. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including sales comparison, cost and the income approach. Adjustments are often made in the appraisal process by the appraisers to take into account differences between the comparable sales and income and other available data. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for Level 3 nonrecurring ORE is primarily the sales comparison approach less selling costs of 10%.

At March 31, 2015, formal foreclosure proceedings were in process for $616,000 of consumer mortgage loans secured by residential real estate properties.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At March 31, 2015, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$68,132	$-	$68,132	$-
US Treasury Notes	19,966	-	19,966	-
Mortgage Backed Securities	276,601	-	276,601	-
Other	485	175	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$365,184	$175	$365,009	$-

		Fair Value Measurements At December 31, 2014, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$78,109	$10,005	$68,104	$-
Mortgage Backed Securities	287,948	-	287,948	-
Other	485	175	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$366,542	$10,180	$356,362	$-

		Fair Value Measurements At March 31, 2014, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$18,426	$13,399	$5,027	$-
Mortgage Backed Securities	329,730	-	329,730	-
Corporate Securities	49,352	7,966	41,386	-
Other	2,235	1,925	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$399,743	$23,290	$376,453	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the quarters ended March 31, 2015 and 2014, there were no transfers in or out of Level 1, 2, or 3.

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

		Fair Value Measurements At March 31, 2015, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgage	$341	$-	$-	$341
Home Equity Lines and Loans	130	-	-	130
Agricultural	314	-	-	314
Commercial	3,674	-	-	3,674
Consumer	6			6
Total Impaired Loans	4,465	-	-	4,465
Other Real Estate
Real Estate Construction	2,441	-	-	2,441
Agricultural Real Estate	858	-	-	858
Total Other Real Estate	3,299	-	-	3,299
Total Assets Measured at Fair Value On a Non-Recurring Basis	$7,764	$-	$-	$7,764

		Fair Value Measurements At December 31, 2014, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$90	$-	$-	$90
Residential 1st Mortgage	748	-	-	748
Home Equity Lines and Loans	759	-	-	759
Agricultural	346	-	-	346
Commercial	3,832	-	-	3,832
Consumer	6			6
Total Impaired Loans	5,781	-	-	5,781
Other Real Estate
Real Estate Construction	2,441	-	-	2,441
Agricultural Real Estate	858	-	-	858
Total Other Real Estate	3,299	-	-	3,299
Total Assets Measured at Fair Value On a Non-Recurring Basis	$9,080	$-	$-	$9,080

		Fair Value Measurements At March 31, 2014, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgage	$329	$-	$-	$329
Home Equity Lines and Loans	273	-	-	273
Agricultural	354	-	-	354
Commercial	814	-	-	814
Total Impaired Loans	1,770	-	-	1,770
Other Real Estate
Real Estate Construction	2,441	-	-	2,441
Agricultural Real Estate	853	-	-	853
Total Other Real Estate	3,294	-	-	3,294
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,064	$-	$-	$5,064

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2015:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Residential 1st Mortgage	$341	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	2% -5%, 4%
Home Equity Lines and Loans	$130	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 3%, 2%
Agricultural	$314	Income Approach	Capitalization Rate	16% - 16%, 16%
Commercial	$3,674	Income Approach	Capitalization Rate	5% - 16%, 7%
Consumer	$6	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 2%

Other Real Estate
Real Estate Construction	$2,441	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%
Agricultural Real Estate	$858	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
March 31, 2015 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$143,936	$143,936	$-	$-	$143,936

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	68,132	-	68,132	-	68,132
US Treasury Notes	19,966		19,966		19,966
Mortgage Backed Securities	276,601		276,601	-	276,601
Other	485	175	310	-	485
Total Investment Securities Available-for-Sale	365,184	175	365,009	-	365,184

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	61,324	-	48,583	13,496	62,079
Other	2,139	-	2,139	-	2,139
Total Investment Securities Held-to-Maturity	63,463	-	50,722	13,496	64,218

FHLB Stock	7,677	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	521,596	-	-	519,698	519,698
Agricultural Real Estate	344,965	-	-	346,742	346,742
Real Estate Construction	99,700	-	-	99,861	99,861
Residential 1st Mortgages	181,758	-	-	185,210	185,210
Home Equity Lines and Loans	29,628	-	-	31,332	31,332
Agricultural	211,629	-	-	210,769	210,769
Commercial	227,200	-	-	224,783	224,783
Consumer & Other	4,703	-	-	4,747	4,747
Leases	48,347			48,779	48,779
Unallocated Allowance	(3,146)	-	-	(3,146)	(3,146)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,666,380	-	-	1,668,775	1,668,775
Accrued Interest Receivable	7,324	-	7,324	-	7,324

Liabilities:
Deposits:
Demand	578,820	578,820	-	-	578,820
Interest Bearing Transaction	340,045	340,045	-	-	340,045
Savings and Money Market	699,308	699,308	-	-	699,308
Time	493,600	-	493,600	-	493,600
Total Deposits	2,111,773	1,618,173	493,600	-	2,111,773
Subordinated Debentures	10,310	-	6,250	-	6,250
Accrued Interest Payable	433	-	433	-	433

		Fair Value of Financial Instruments Using
December 31, 2014 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$77,125	$77,125	$-	$-	$77,125

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	78,109	10,005	68,104	-	78,109
Mortgage Backed Securities	287,948	-	287,948	-	287,948
Other	485	175	310	-	485
Total Investment Securities Available-for-Sale	366,542	10,180	356,362	-	366,542

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	61,716	-	49,085	13,403	62,488
Other	2,147	-	2,147	-	2,147
Total Investment Securities Held-to-Maturity	63,863	-	51,232	13,403	64,635

FHLB Stock	7,677	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	484,061	-	-	481,037	481,037
Agricultural Real Estate	353,022	-	-	353,288	353,288
Real Estate Construction	94,850	-	-	95,022	95,022
Residential 1st Mortgages	170,858	-	-	173,916	173,916
Home Equity Lines and Loans	30,591	-	-	32,456	32,456
Agricultural	275,859	-	-	274,195	274,195
Commercial	222,624	-	-	222,175	222,175
Consumer & Other	4,501	-	-	4,535	4,535
Leases	42,006	-	-	40,298	40,298
Unallocated Allowance	(1,529)	-	-	(1,529)	(1,529)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,676,843	-	-	1,675,393	1,675,393
Accrued Interest Receivable	7,797	-	7,797	-	7,797

Liabilities:
Deposits:
Demand	610,133	610,133	-	-	610,133
Interest Bearing Transaction	341,397	341,397	-	-	341,397
Savings and Money Market	644,260	644,260	-	-	644,260
Time	468,283	-	468,161	-	468,161
Total Deposits	2,064,073	1,595,790	468,161	-	2,063,951
Subordinated Debentures	10,310	-	6,227	-	6,227
Accrued Interest Payable	378	-	378	-	378

		Fair Value of Financial Instruments Using
March 31, 2014 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$173,727	$173,727	$-	$-	$173,727

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	18,426	13,399	5,027	-	18,426
Mortgage Backed Securities	329,730		329,730	-	329,730
Corporate Securities	49,352	7,966	41,386	-	49,352
Other	2,235	1,925	310	-	2,235
Total Investment Securities Available-for-Sale	399,743	23,290	376,453	-	399,743

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	62,890	-	49,348	13,996	63,344
Mortgage Backed Securities	4	-	4	-	4
Other	2,761	-	2,761	-	2,761
Total Investment Securities Held-to-Maturity	65,655	-	52,113	13,996	66,109

FHLB Stock	7,187	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	396,439	-	-	397,090	397,090
Agricultural Real Estate	322,725	-	-	326,210	326,210
Real Estate Construction	54,674	-	-	55,040	55,040
Residential 1st Mortgages	154,994	-	-	157,714	157,714
Home Equity Lines and Loans	31,641	-	-	33,994	33,994
Agricultural	199,627	-	-	198,836	198,836
Commercial	149,376	-	-	149,450	149,450
Consumer & Other	4,550	-	-	4,599	4,599
Leases	17,247			17,080	17,080
Unallocated Allowance	(2,520)	-	-	(2,520)	(2,520)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,328,753	-	-	1,337,493	1,337,493
Accrued Interest Receivable	6,732	-	6,732	-	6,732

Liabilities:
Deposits:
Demand	489,786	489,786	-	-	489,786
Interest Bearing Transaction	287,174	287,174	-	-	287,174
Savings and Money Market	639,370	639,370	-	-	639,370
Time	424,284	-	424,568	-	424,568
Total Deposits	1,840,614	1,416,330	424,568	-	1,840,898
Subordinated Debentures	10,310	-	6,220	-	6,220
Accrued Interest Payable	345	-	345	-	345

Fair value estimates presented herein are based on pertinent information available to management as of March 31, 2015, December 31, 2014, and March 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

6. Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. No cash dividends were declared during the first quarter of 2015 or 2014.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per common share for the three months ended March 31, 2015 and 2014.

(net income in thousands)	2015	2014
Net Income	$6,403	$6,282
Weighted Average Number of Common Shares Outstanding	785,366	777,882
Basic Earnings Per Common Share Amount	$8.15	$8.08

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

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2015. This analysis should be read in conjunction with our 2014 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include the following: (1) continuing economic sluggishness in the Central Valley of California; (2) significant changes in interest rates and prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (8) ongoing drought conditions in California and the resulting impact on the Company’s agricultural customers; (9) expansion into new geographic markets and new lines of business; and (10) other factors discussed in Item 1A. Risk Factors located in the Company’s 2014 Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Introduction

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. The Bank serves the needs of its customers through twenty-four full-service branches and a stand-alone ATM. The service area includes Sacramento, San Joaquin, Stanislaus, Merced, Contra Costa and Orange Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock, Hilmar, Merced, Walnut Creek, Concord and Irvine.

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

The state of California has experienced drought conditions since 2013 and this situation did not change during this winter’s rainy season. Importantly, most of the Company’s agricultural customers have access to their own ground water supplies and protected riparian rights and, therefore, are not as dependent on the delivery of surface water as growers in other parts of California. Although management continues to believe that current conditions will not have a material impact on credit quality during 2015, the lack of rain will have a continuing adverse impact on our agricultural customers’ operating costs, crop yields and crop quality. The longer the drought continues, the more significant this impact will become, particularly if ground water levels reach critical stage.

For the three months ended March 31, 2015, Farmers & Merchants Bancorp reported net income of $6,403,000, earnings per share of $8.15 and return on average assets of 1.08%. Return on average shareholders’ equity was 10.76% for the three months ended March 31, 2015.

For the three months ended March 31, 2014, Farmers & Merchants Bancorp reported net income of $6,282,000, earnings per share of $8.08 and return on average assets of 1.20%. Return on average shareholders’ equity was 11.70% for the three months ended March 31, 2014.

The primary reasons for the Company’s improved earnings performance in the first quarter of 2015 as compared to the same period last year were: (1) a $2.1 million increase in net interest income; and (2) a $1.5 million increase in the non-interest income. These positive impacts were partially offset by: (1) a $600,000 provision for credit losses; and (2) a $2.6 million increase in non-interest expense.

The following is a summary of the financial results for the three-month period ended March 31, 2015 compared to March 31, 2014.

•	Net income increased 1.9% to $6,403,000 from $6,282,000.

•	Earnings per share increased 0.9% to $8.15 from $8.08.

•	Total assets increased 13.5% to $2.4 billion.

•	Total loans & leases increased 25.1% to $1.7 billion.

•	Total deposits increased 14.7% to $2.1 billion.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ended March 31, 2015 and 2014.

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

Net interest income increased $2.1 million or 11.6% to $20.5 million during the first quarter of 2015 compared to $18.4 million for the first quarter of 2014. On a fully tax equivalent basis, net interest income increased 11.2% and totaled $20.8 million at March 31, 2015, compared to $18.7 million at March 31, 2014. As more fully discussed below, the increase in net interest income was primarily due to a $260.2 million increase in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended March 31, 2015, the Company’s net interest margin was 3.85% compared to 3.92% for the quarter ended March 31, 2014. This decrease in net interest margin was due primarily to a decline in earning asset yields that exceeded a corresponding drop in funding costs.

Average loans & leases totaled $1.7 billion for the quarter ended March 31, 2015; an increase of $308.5 million compared to the average balance for the quarter ended March 31, 2014. Loans & leases increased from 70.7% of average earning assets at March 31, 2014 to 76.4% at March 31, 2015. As a result of the continuing impact of the sustained low rate environment since late 2008, the annualized yield on the Company’s loan portfolio declined to 4.63% for the quarter ended March 31, 2015, compared to 4.83% for the quarter ended March 31, 2014. Overall, the positive impact on interest revenue from the increase in loan & lease balances exceeded the negative impact of a decline in yields, resulting in interest revenue from loans & leases increasing 17.6% to $19.1 million for quarter ended March 31, 2015. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans or leases, the yield earned on investments is generally less than that of loans & leases. Average investment securities totaled $424.6 million for the quarter ended March 31, 2015; a decrease of $39.6 million compared to the average balance for the quarter ended March 31, 2014. Tax equivalent interest income on securities decreased $643,000 to $2.4 million for the quarter ended March 31, 2015, compared to $3.0 million for the quarter ended March 31, 2014. The average investment portfolio yield, on a tax equivalent (TE) basis, was 2.25% for the quarter ended March 31, 2015, compared to 2.61% for the quarter ended March 31, 2014. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2015. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
Assets	Balance	Interest	Annualized Yield/Rate	Balance	Interest	Annualized Yield/Rate
Interest Bearing Deposits With Banks	$93,453	$58	0.25%	$102,142	$64	0.25%
Investment Securities
U.S. Treasuries	5,945	19	1.28%	-	-	0.00%
Government Agency & Government-Sponsored Entities	76,278	39	0.20%	21,369	55	1.03%
Obligations of States and Political Subdivisions - Non-Taxable	61,569	801	5.21%	64,329	916	5.70%
Mortgage Backed Securities	278,137	1,522	2.19%	324,507	1,907	2.35%
Other	2,629	6	0.91%	53,964	153	1.13%
Total Investment Securities	424,558	2,387	2.25%	464,169	3,031	2.61%

Loans & Leases
Real Estate	1,130,388	13,522	4.85%	935,838	11,519	4.99%
Home Equity Line & Loans	32,072	422	5.34%	34,829	475	5.53%
Agricultural	227,904	2,218	3.95%	214,141	2,141	4.05%
Commercial	231,141	2,396	4.20%	159,021	1,884	4.80%
Consumer	4,840	72	6.03%	6,258	71	4.60%
Other	-	-	0.00%	70	1	5.79%
Leases	47,186	497	4.27%	14,867	180	4.91%
Total Loans & Leases	1,673,531	19,127	4.64%	1,365,024	16,271	4.83%
Total Earning Assets	2,191,542	$21,572	3.99%	1,931,335	$19,366	4.07%

Unrealized Gain (Loss) on Securities Available-for-Sale	5,545			(1,975)
Allowance for Credit Losses	(35,446)			(34,270)
Cash and Due From Banks	36,746			32,604
All Other Assets	173,503			161,930
Total Assets	$2,371,890			$2,089,624

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Transaction	$341,038	$46	0.05%	$290,018	$33	0.05%
Savings and Money Market	678,842	290	0.17%	619,852	240	0.16%
Time Deposits	479,948	376	0.32%	426,462	327	0.31%
Total Interest Bearing Deposits	1,499,828	712	0.19%	1,336,332	600	0.18%
Federal Home Loan Bank Advances	3	-	0.00%	5	-	0.00%
Subordinated Debentures	10,310	80	3.10%	10,310	80	3.10%
Total Interest Bearing Liabilities	1,510,141	$792	0.21%	1,346,647	$680	0.20%
Interest Rate Spread			3.78%			3.86%
Demand Deposits (Non-Interest Bearing)	576,231			482,603
All Other Liabilities	47,520			45,600
Total Liabilities	2,133,892			1,874,850

Shareholders' Equity	237,998			214,774
Total Liabilities & Shareholders' Equity	$2,371,890			$2,089,624
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.07%			0.06%
Net Interest Income and Margin on Total Earning Assets		20,780	3.85%		18,686	3.92%
Tax Equivalent Adjustment		(279)			(319)
Net Interest Income		$20,501	3.79%		$18,367	3.86%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.3 million and $956,000 for the quarters ended March 31, 2015 and 2014, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)

(in thousands)	Three Months Ended Mar. 31, 2015 compared to Mar. 31, 2014
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits With Banks	$(5)	$(1)	$(6)
Investment Securities
U.S. Treasuries	19	0	19
Government Agency & Government-Sponsored Entities	55	(71)	(16)
Obligations of States and Political Subdivisions - Non-Taxable	(38)	(77)	(115)
Mortgage Backed Securities	(260)	(124)	(384)
Other	(122)	(25)	(147)
Total Investment Securities	(346)	(297)	(643)

Loans & Leases
Real Estate	2,344	(342)	2,002
Home Equity Line & Loans	(37)	(16)	(53)
Agricultural	136	(59)	77
Commercial	776	(264)	512
Consumer	(18)	19	1
Other	(1)	-	(1)
Leases	344	(27)	317
Total Loans & Leases	3,544	(689)	2,855
Total Earning Assets	3,193	(987)	2,206

Interest Bearing Liabilities
Interest Bearing Deposits
Transaction	7	6	13
Savings and Money Market	24	26	50
Time Deposits	42	7	49
Total Interest Bearing Deposits	73	39	112
Total Interest Bearing Liabilities	73	39	112
Total Change	$3,120	$(1,026)	$2,094

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Interest bearing deposits with banks consisted of FRB deposits. Deposits with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest bearing deposits with banks for the quarter ended March 31, 2015, was $93.5 million, a decrease of $8.7 million compared to the average balance for the quarter ended March 31, 2014. Interest income on interest bearing deposits with banks for the quarter ended March 31, 2015, decreased $6,000 to $58,000 compared to the quarter ended March 31, 2014.

Average interest-bearing liabilities increased $163.5 million or 12.1% during the first quarter of 2015. Of that increase: (1) interest-bearing transaction deposits increased $51.0 million; (2) savings and money market deposits increased $59.0 million; (3) time deposits increased $53.5 million; (4) FHLB advances decreased $2,000 (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $712,000 for the first quarter of 2015 as compared to $600,000 million for the first quarter of 2014. The average rate paid on interest-bearing deposits was 0.19% for the first quarter of 2015 compared to 0.18% for the first quarter of 2014.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has stabilized throughout most of the Central Valley, housing prices for the most part have not recovered significantly and unemployment levels remain well above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of March 31, 2015, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The state of California has experienced drought conditions since 2013 and this situation did not change during this winter’s rainy season. Importantly, most of the Company’s agricultural customers have access to their own ground water supplies and protected riparian rights and, therefore, are not as dependent on the delivery of surface water as growers in other parts of California. Although management continues to believe that current conditions will not have a material impact on credit quality during 2015, the lack of rain will have a continuing adverse impact on our agricultural customers’ operating costs, crop yields and crop quality. The longer the drought continues, the more significant this impact will become, particularly if ground water levels reach critical stage. Although Management believes that there is no material impact to the Company’s credit quality during 2015, management has increased the overall level of the allowance for credit losses to better position the Company for any long-term impact of continuing drought conditions.

The Company made a $600,000 provision for credit losses during the first quarter of 2015 compared to no provision during the first quarter of 2014. Net recoveries during the first quarter of 2015 were $2.9 million compared to net recoveries of $3,000 in the first quarter of 2014. During the first quarter of 2015 the Company was able to fully recover the entire $2.9 million that was charged-off during 2010 on a restructured commercial real estate loan.  In addition to the full recovery of the charged off principal, this transaction also resulted in the recovery of $353,000 in interest income and the client’s payment of  a financing fee of $1.1 million.  See “Overview – Looking Forward: 2015 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2014 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of March 31, 2015, was adequate.

	Three Months Ended March 31,
Allowance for Credit Losses (in thousands)	2015	2014
Balance at Beginning of Period	$35,401	$34,274
Loans or Leases Charged Off	(29)	(30)
Recoveries of Loans or Leases Previously Charged Off	2,968	33
Provision Charged to Expense	600	-
Balance at End of Period	$38,940	$34,277

The table below breaks out current quarter activity by portfolio segment (in thousands):

March 31, 2015	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2015	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Charge-Offs	-	-	-	-	-	-	(12)	(17)	-	-	(29)
Recoveries	2,938	-	-	-	5	1	2	22	-	-	2,968
Provision	(2,826)	2,716	247	(349)	(335)	(1,503)	756	(11)	288	1,617	600
Ending Balance- March 31, 2015	$7,954	$6,901	$1,916	$673	$2,096	$4,602	$8,941	$212	$2,499	$3,146	$38,940

The Allowance for Credit Losses at March 31, 2015 increased $3.5 million from December 31, 2014. The allowance allocated to the following portfolio segments did change materially during the quarter:

•	While Commercial Real Estate allowance balances did not change materially, a $2.9 million recovery on a previously charged off loan resulted in a decrease of $2.8 million in the required provision.

•	Agricultural Real Estate allowance balances increased $2.7 million primarily due to increased qualitative factors in the Company’s allowance calculation related to the longer-term impact of continuing drought conditions in California.

•	Agricultural allowance balances decreased $1.5 million, as a result of seasonal decreases in loan balances, offset somewhat by increases in drought qualitative factors.

•	Unallocated allowance balances increased $1.6 million. These balances are generally associated with macro risk factors which are difficult to precisely estimate and allocate. Factors that we considered during this quarter include: (i) the continuing sluggish economy in our primary service area; (ii) the long term impact of drought conditions on a broader group of borrowers than just those directly involved in the agricultural industry; and (iii) the long term impact of political changes on water policy.

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

Overall, non-interest income increased $1.5 million or 47.5% for the three months ended March 31, 2015, compared to the same period of 2014. This increase was primarily due to: (1) a $322,000 increase in the net gain on deferred compensation investments; and (2) a $1.1 million financing fee related to the full recovery of a loan previously charged off (see “Provision for Credit Losses”).

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

Overall, non-interest expense increased $2.6 million or 22.1% for the three months ended March 31, 2015, compared to the same period in 2014. This increase was primarily comprised of: (1) a $1.9 million increase in salaries and employee benefits primarily related to: (a) new staff added for the branches in Walnut Creek, Concord and Irvine; and (b) increased contributions to retirement and profit sharing plans; (2) a $322,000 increase in the net gain on deferred compensation investments; and (3) a $62,000 increase in legal fee expense.

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

Income Taxes
The provision for income taxes increased 9.3% to $3.9 million for the first quarter of 2015 compared to the first quarter of 2014. The effective tax rate for the first quarter of 2015 was 38.1% compared to 36.5% for the first quarter of 2014. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance; California enterprise zone hiring tax credit; and tax-exempt interest income on municipal securities and loans.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at March 31, 2015, as compared to December 31, 2014 and to March 31, 2014. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at March 31, 2015 was $428.6 million compared to $430.4 million at the end of 2014, a decrease of $1.8 million or 0.4%. At March 31, 2014, the investment portfolio totaled $465.4 million. The mix of the investment portfolio has changed over the past three to five years. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company has invested most of its available funds in either shorter term government agency & government-sponsored entity securities and shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company's total investment portfolio currently represents 17.8% of the Company’s total assets as compared to 18.2% at December 31, 2014, and 21.9% at March 31, 2014.

As of March 31, 2015 the Company held $61.3 million of municipal investments, of which $47.8 million were bank-qualified municipal bonds, all classified as HTM. In order to comply with Section 939A of the Dodd-Frank Act, the Company: (1) only invests in bonds rated AA or better; and (2) performs its own credit analysis on new purchases of municipal bonds. As of March 31, 2015, ninety-seven percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately three percent ($1.4 million) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security. In June 2014, the Company sold $375,000 of municipal bonds from a single issuer. The Company took this action under the provisions of ASC 320-10-25-6(a), which allow for the sale of HTM securities where there is “evidence of a significant deterioration in the issuer’s creditworthiness.”

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $110.2 million at March 31, 2015, $34.8 million at December 31, 2014 and $134.7 million at March 31, 2014.

The Company classifies its investments as HTM, trading, or AFS. Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of March 31, 2015, December 31, 2014 and March 31, 2014, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Commercial - These are loans and lines of credit to businesses that are sole proprietorships, partnerships, limited liability companies (“LLC”) and corporations. Lines of credit are extended to finance the seasonal working capital needs of customers during peak business periods; are usually established for periods no longer than 12 to 24 months; are often secured by general filing liens on accounts receivable, inventory and equipment; and are most often tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan. Term loans are primarily made for the financing of equipment, expansion or modernization of a plant or purchase of a business; have maturities from five to seven years; and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk in the loan.

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

The Company accounts for leases with Investment Tax Credits (ITC) under the deferred method as established in ASC 740-10. ITC are viewed and accounted for as a reduction of the cost of the related assets and presented as deferred income on the Company’s financial statement.

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” for a discussion about the credit risks the Company assumes and its overall credit risk management practices.

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

Overall, the Company's loan & lease portfolio at March 31, 2015 totaled $1.7 billion, an increase of $342.3 million or 25.1% over March 31, 2014. This increase has occurred despite the continuing sluggish economic conditions in the Central Valley of California and is a result of: (1) the Company’s intensified business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek and Irvine. No assurances can be made that this growth in the loan & lease portfolio will continue.

Loans & leases at March 31, 2015 decreased $6.9 million from December 31, 2014. This small overall decrease was a result of $71.0 million in normal seasonal pay downs of loans made to the Company’s agricultural customers offset by growth in other portfolio segments.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	March 31, 2015		December 31, 2014		March 31, 2014
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$534,134	31.3%	$495,316	28.9%	$406,495	29.8%
Agricultural Real Estate	351,866	20.6%	357,207	20.8%	326,112	23.9%
Real Estate Construction	101,616	5.9%	96,519	5.6%	55,751	4.1%
Residential 1st Mortgages	182,431	10.7%	171,880	10.0%	156,094	11.4%
Home Equity Lines and Loans	31,724	1.9%	33,017	1.9%	34,289	2.5%
Agricultural	216,231	12.7%	281,963	16.4%	209,228	15.3%
Commercial	236,141	13.8%	230,819	13.5%	155,802	11.4%
Consumer & Other	4,915	0.3%	4,719	0.3%	4,721	0.3%
Leases	49,988	2.9%	44,217	2.6%	18,168	1.3%
Total Gross Loans & Leases	1,709,046	100.1%	1,715,657	100.0%	1,366,660	100.0%
Less: Unearned Income	3,726		3,413		3,630
Subtotal	1,705,320		1,712,244		1,363,030
Less: Allowance for Credit Losses	38,940		35,401		34,277
Net Loans & Leases	$1,666,380		$1,676,843		$1,328,753

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of March 31, 2015, classified loans totaled $5.7 million compared to $3.6 million at December 31, 2014 and $4.1 million at March 31, 2014.

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

Non-Accrual Loans & leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of March 31, 2015 non-accrual loans & leases totaled $2.4 million. At December 31, 2014 and March 31, 2014, non-accrual loans & leases totaled $2.3 million and $3.1 million, respectively.

Restructured Loans & Leases - A restructuring of a loan or lease constitutes a TDR under ASC 310-40, if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR loans, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

As of March 31, 2015, restructured loans & leases on accrual totaled $4.9 million as compared to $5.0 million at December 31, 2014. Restructured loans on accrual at March 31, 2014 were $4.0 million.

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

Non-Performing Assets

(in thousands)	March 31, 2015	Dec. 31, 2014	March 31, 2014
Non-Performing Loans & Leases	$2,391	$2,270	$3,133
Other Real Estate	3,299	3,299	3,294
Total Non-Performing Assets	$5,690	$5,569	$6,427

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.14%	0.13% 0.19%	0.23%
Restructured Loans & Leases (Performing)	$4,865	$4,955	$3,956

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $933,000, $940,000, and $1.0 million have been established for non-performing loans & leases at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

Foregone interest income on non-accrual loans & leases which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $24,000 for the three months ended March 31, 2015, $92,000 for the year ended December 31, 2014, and $13,000 for the three months ended March 31, 2014.

The Company reported $3.3 million of ORE at March 31, 2015, December 31, 2014, and March 31, 2014. The March 31, 2015, December 31, 2014 and March 31, 2014 values are all net of a $3.7 million reserve for ORE valuation allowance.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of March 31, 2015, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•	The Central Valley was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has stabilized throughout most of the Central Valley, housing prices for the most part have not recovered significantly and unemployment levels remain well above those in other areas of the state and country.

•	The state of California has experienced drought conditions since 2013 and this situation did not change during this winter’s rainy season. Importantly, most of the Company’s agricultural customers have access to their own ground water supplies and protected riparian rights and, therefore, are not as dependent on the delivery of surface water as growers in other parts of California. Although management continues to believe that current conditions will not have a material impact on credit quality during 2015, the lack of rain will have a continuing adverse impact on our agricultural customers’ operating costs, crop yields and crop quality. The longer the drought continues, the more significant this impact will become, particularly if ground water levels reach critical stage.

See “Part I, Item 1A. Risk Factors” in the Company’s 2014 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at March 31, 2015 have increased $271.2 million or 14.7% compared to March 31, 2014. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; and (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 14.7% since March 31, 2014, importantly, low cost transaction accounts have continued to grow at a strong pace:

•	Demand and interest-bearing transaction accounts increased $141.9 million or 18.3% since March 31, 2014.

•	Savings and money market accounts have increased $60.0 million or 9.4% since March 31, 2014.

•	Time deposit accounts have increased $69.3 million or 16.3% since March 31, 2014.

The Company's deposit balances at March 31, 2015 have increased $47.7 million or 2.3% compared to December 31, 2014. Savings and money market deposits increased 8.5% or $55.0 million while demand and interest-bearing transaction accounts decreased by $32.7 million or 3.4% and time deposit accounts increased by $25.3 million or 5.4%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at March 31, 2015, December 31, 2014, or March 31, 2014. There were no Federal Funds purchased or advances from the FRB at March 31, 2015, December 31, 2014 or March 31, 2014.

As of March 31, 2015 the Company has additional borrowing capacity of $274.5 million with the Federal Home Loan Bank and $340.7 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 13 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2014 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Basel III Regulatory Capital Rules”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 3.12% as of March 31, 2015, 3.09% at December 31, 2014 and 3.08% at March 31, 2014. The average rate paid for these securities for the first quarter of 2015 and 2014 was 3.10%. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $241.3 million at March 31, 2015, $233.2 million at December 31, 2014, and $218.0 million at March 31, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below (all terms as defined in the regulations). As of March 31, 2015, that the Company and the Bank exceeded all capital adequacy requirements to which they are subject.

In its most recent notification from the FDIC the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain certain ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015
Total Capital Ratio	$273,813	13.25%	$165,353	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$247,813	11.99%	$93,011	4.5%	N/A	N/A
Tier 1 Capital Ratio	$247,813	11.99%	$124,015	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$247,813	10.45%	$94,891	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015
Total Capital Ratio	$273,709	13.24%	$165,339	8.0%	$206,674	10.0%
Common Equity Tier 1 Capital Ratio	$247,711	11.99%	$93,003	4.5%	$134,338	6.5%
Tier 1 Capital Ratio	$247,711	11.99%	$124,004	6.0%	$165,339	8.0%
Tier 1 Leverage Ratio	$247,711	10.45%	$94,846	4.0%	$118,558	5.0%

As previously discussed (see “Long-Term Subordinated Debentures”), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of trust preferred securities. On March 1, 2005, the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of trust preferred securities (“TPS”) by bank holding companies (“BHCs”). Under the final rule BHCs may include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill. Any portion of trust-preferred securities not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations. The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company’s trust preferred securities currently qualify as Tier 1 capital.

The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

In 1998, the Board approved the Company’s first common stock repurchase program. This program has been extended and expanded several times since then, and most recently, on September 11, 2012, the Board of Directors approved increasing the funds available for the Company’s common stock repurchase program to $20 million over the three-year period ending September 30, 2015. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2014 Annual Report on Form 10-K for additional information.

There were no stock repurchases during the first quarter of 2015 or 2014. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008, with Registrar and Transfer Company as Rights Agent. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2014 Annual Report on Form 10-K for further explanation.

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

Basel III Regulatory Capital Rules
Both the FRB and FDIC have approved final rules that substantially amend the regulatory risk-based capital rules previously applicable to the Company and the Bank. These rules would implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

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

For a full discussion of the Company’s critical accounting policies and estimates see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2014 Annual Report on Form 10-K.

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

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Commitments to Extend Credit	$604,429	$539,288	$508,578
Letters of Credit	9,841	9,734	7,509
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	3,288	2,042	-

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 18 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $142,000 at March 31, 2015, December 31, 2014, and March 31, 2014. We do not anticipate any material losses as a result of these transactions.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at March 31, 2015 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2015, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 3.25% if rates increase by 200 basis points and a decrease in net interest income of 0.35% if rates decline 100 basis points. Comparatively, at December 31, 2014, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.98% if rates increase by 200 basis points and a decrease in net interest income of 0.17% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2014 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $74.0 million and repurchase lines of $100.0 million with major banks. As of March 31, 2015 the Company has additional borrowing capacity of $274.9 million with the FHLB and $340.7 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At March 31, 2015, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $356.6 million, which represents 14.8% of total assets.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2014 Annual Report to Shareholders on Form 10-K. In management’s opinion, there have been no material changes in risk factors since the filing of the 2014 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2015. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

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

FARMERS & MERCHANTS BANCORP

Date: May 8, 2015	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	/s/ Stephen W. Haley

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