Form 10-Q
period 2015-06-30
FARMERS & MERCHANTS BANCORP
filed 2015-08-07
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Number of shares of common stock of the registrant 785,782 outstanding as of July 31, 2015.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands, except shares)	June 30, 2015	December 31, 2014	June 30, 2014
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$45,017	$42,375	$44,567
Interest Bearing Deposits with Banks	46,322	34,750	3,434
Total Cash and Cash Equivalents	91,339	77,125	48,001

Investment Securities:
Available-for-Sale	351,424	366,542	401,732
Held-to-Maturity	67,401	63,863	70,340
Total Investment Securities	418,825	430,405	472,072

Loans & Leases	1,818,642	1,712,244	1,499,709
Less: Allowance for Credit Losses	39,037	35,401	34,290
Loans & Leases, Net	1,779,605	1,676,843	1,465,419

Premises and Equipment, Net	27,195	25,821	23,918
Bank Owned Life Insurance	54,933	53,990	53,037
Interest Receivable and Other Assets	84,862	96,367	90,404
Total Assets	$2,456,759	$2,360,551	$2,152,851

Liabilities
Deposits:
Demand	$613,042	$610,133	$499,133
Interest Bearing Transaction	349,404	341,397	313,879
Savings and Money Market	706,121	644,260	630,194
Time	494,569	468,283	418,829
Total Deposits	2,163,136	2,064,073	1,862,035

Federal Home Loan Bank Advances	-	-	12,000
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	42,149	52,990	46,684
Total Liabilities	2,215,595	2,127,373	1,931,029

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 785,782, 784,082 and 777,882
Shares Issued and Outstanding at June 30, 2015, December 31, 2014 and June 30, 2014, Respectively	8	8	8
Additional Paid-In Capital	78,569	77,804	75,014
Retained Earnings	160,956	152,833	144,836
Accumulated Other Comprehensive Income	1,631	2,533	1,964
Total Shareholders' Equity	241,164	233,178	221,822
Total Liabilities and Shareholders' Equity	$2,456,759	$2,360,551	$2,152,851
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income
Interest and Fees on Loans & Leases	$19,606	$16,741	$38,733	$33,012
Interest on Deposits with Banks	65	41	123	105
Interest on Investment Securities:
Taxable	1,582	2,109	3,168	4,224
Exempt from Federal Tax	503	567	1,025	1,164
Total Interest Income	21,756	19,458	43,049	38,505

Interest Expense
Deposits	754	598	1,466	1,198
Subordinated Debentures	81	80	161	160
Total Interest Expense	835	678	1,627	1,358

Net Interest Income	20,921	18,780	41,422	37,147
Provision for Credit Losses	50	-	650	-
Net Interest Income After Provision for Credit Losses	20,871	18,780	40,772	37,147

Non-Interest Income
Service Charges on Deposit Accounts	865	984	1,763	1,922
Net Gain on Sale of Investment Securities	5	31	6	34
Increase in Cash Surrender Value of Life Insurance	479	473	943	928
Debit Card and ATM Fees	804	790	1,581	1,525
Net (Loss) Gain on Deferred Compensation Investments	(216)	1,087	549	1,530
Other	889	578	2,648	1,166
Total Non-Interest Income	2,826	3,943	7,490	7,105

Non-Interest Expense
Salaries and Employee Benefits	9,566	9,137	19,665	17,374
Net (Loss) Gain on Deferred Compensation Investments	(216)	1,087	549	1,530
Occupancy	746	635	1,385	1,257
Equipment	776	700	1,508	1,403
FDIC Insurance	297	262	581	514
Other	1,592	1,213	3,291	2,596
Total Non-Interest Expense	12,761	13,034	26,979	24,674

Income Before Income Taxes	10,936	9,689	21,283	19,578
Provision for Income Taxes	4,187	3,585	8,131	7,192
Net Income	$6,749	$6,104	$13,152	$12,386
Basic Earnings Per Common Share	$8.59	$7.84	$16.74	$15.92
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$6,749	$6,104	$13,152	$12,386

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain (Loss) on Available-for-Sale Securities	(3,177)	4,633	(1,550)	7,681
Deferred Tax Benefit (Expense) Related to Unrealized Gains	1,335	(1,947)	651	(3,229)
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	(5)	(31)	(6)	(34)
Deferred Tax Benefit Related to Reclassification Adjustment	4	12	3	14
Change in Net Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax	(1,843)	2,667	(902)	4,432

Total Other Comprehensive (Loss) Income	(1,843)	2,667	(902)	4,432

Comprehensive Income	$4,906	$8,771	$12,250	$16,818
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balance, January 1, 2014	777,882	$8	$75,014	$137,350	$(2,468)	$209,904
Net Income		-	-	12,386	-	12,386
Cash Dividends Declared on						-
Common Stock ($6.30 per share)		-	-	(4,900)	-	(4,900)
Change in Net Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Tax					4,432	4,432
Balance, June 30, 2014	777,882	$8	$75,014	$144,836	$1,964	$221,822

Balance, January 1, 2015	784,082	$8	$77,804	$152,833	$2,533	$233,178
Net Income		-	-	13,152	-	13,152
Cash Dividends Declared on						-
Common Stock ($6.40 per share)		-	-	(5,029)	-	(5,029)
Issuance of Common Stock	1,700	-	765	-	-	765
Change in Net Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Tax					(902)	(902)
Balance, June 30, 2015	785,782	$8	$78,569	$160,956	$1,631	$241,164
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)	Six Months Ended
	June 30, 2015	June 30, 2014
Operating Activities:
Net Income	$13,152	$12,386
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	650	-
Depreciation and Amortization	751	666
Net Amortization of Investment Security Premiums & Discounts	778	808
Net Gain on Sale of Investment Securities	(6)	(34)
Net Gain on Sale of Property & Equipment	-	(8)
Net Change in Operating Assets & Liabilities:
Net Decrease (Increase) in Interest Receivable and Other Assets	526	(4,105)
Net Increase (Decrease) in Interest Payable and Other Liabilities	427	(1,484)
Net Cash Provided by Operating Activities	16,278	8,229
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(80,210)	(25,841)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	93,217	35,466
Purchase of Investment Securities Held-to-Maturity	(8,753)	(12,194)
Proceeds from Matured or Called Securities Held-to-Maturity	5,185	10,366
Net Loans & Leases Paid, Originated or Acquired	(106,444)	(111,616)
Principal Collected on Loans & Leases Previously Charged Off	3,032	159
Additions to Premises and Equipment	(2,125)	(1,712)
Proceeds from Sale of Property & Equipment	-	23
Net Cash Used by Investing Activities	(96,098)	(105,349)
Financing Activities:
Net Increase in Deposits	99,063	54,344
Net Changes in Other Borrowings	-	12,000
Cash Dividends	(5,029)	(4,900)
Net Cash Provided by Financing Activities	94,034	61,444
Increase (Decrease) in Cash and Cash Equivalents	14,214	(35,676)
Cash and Cash Equivalents at Beginning of Period	77,125	83,677
Cash and Cash Equivalents at End of Period	$91,339	$48,001
Supplementary Data
Cash Payments Made for Income Taxes	$3,055	$7,500
Issuance of Common Stock to the Bank’s Non-Qualified Retirement Plans	$765	$-
Interest Paid	$1,449	$1,361
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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three-month and six-month periods ended June 30, 2015 may not necessarily be indicative of future operating results.

The accompanying consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, F & M Bancorp, Inc. and the Bank, along with the Bank’s wholly owned subsidiaries, Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Significant inter-company transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Residential 1st Mortgages and Home Equity Lines and Loans – These loans are generally considered to possess a low inherent risk of loss, although this is not always true as evidenced by the correction in residential real estate values that occurred between 2007 and 2012. The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

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

Segment Reporting
The “Segment Reporting” topic of the FASB ASC requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a holding company for a community bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Therefore, the Company reports one segment.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of or for the periods ended June 30, 2015, December 31, 2014 or June 30, 3014.

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

	Amortized Cost	Gross Unrealized		Fair/Book Value
June 30, 2015		Gains	Losses
Government Agency & Government-Sponsored Entities	$11,063	$58	$-	$11,121
US Treasury Notes	80,212	85	59	80,238
Mortgage Backed Securities (1)	256,849	3,812	1,081	259,580
Other	485	-	-	485
Total	$348,609	$3,955	$1,140	$351,424

	Amortized Cost	Gross Unrealized		Fair/Book Value
December 31, 2014		Gains	Losses
Government Agency & Government-Sponsored Entities	$78,051	$61	$3	$78,109
Mortgage Backed Securities (1)	283,636	4,969	657	287,948
Other	485	-	-	485
Total	$362,172	$5,030	$660	$366,542

	Amortized Cost	Gross Unrealized		Fair/Book Value
June 30, 2014		Gains	Losses
Government Agency & Government-Sponsored Entities	$18,230	$194	$-	$18,424
Mortgage Backed Securities (1)	323,518	5,688	2,871	326,335
Corporate Securities	54,283	393	15	54,661
Other	2,312	-	-	2,312
Total	$398,343	$6,275	$2,886	$401,732

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book Value	Gross Unrealized		Fair Value
June 30, 2015		Gains	Losses
Obligations of States and Political Subdivisions	$65,270	$278	$213	$65,335
Other	2,131	-	-	2,131
Total	$67,401	$278	$213	$67,466

	Book Value	Gross Unrealized		Fair Value
December 31, 2014		Gains	Losses
Obligations of States and Political Subdivisions	$61,716	$782	$10	$62,488
Other	2,147	-	-	2,147
Total	$63,863	$782	$10	$64,635

	Book Value	Gross Unrealized		Fair Value
June 30, 2014		Gains	Losses
Obligations of States and Political Subdivisions	$67,866	$683	$90	$68,459
Other	2,474	-	-	2,474
Total	$70,340	$683	$90	$70,933

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

The amortized cost and estimated fair values of investment securities at June 30, 2015 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
June 30, 2015	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$10,482	$10,488	$2,731	$2,733
After one year through five years	71,151	71,242	18,364	18,462
After five years through ten years	10,127	10,114	9,097	9,166
After ten years	-	-	37,209	37,105
	91,760	91,844	67,401	67,466

Investment securities not due at a single maturity date:
Mortgage Backed Securities	256,849	259,580	-	-

Total	$348,609	$351,424	$67,401	$67,466

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
June 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$35,117	$59	$-	$-	$35,117	$59
Mortgage Backed Securities	42,839	942	7,796	139	50,635	1,081
Total	$77,956	$1,001	$7,796	$139	$85,752	$1,140

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$16,083	$213	$-	$-	$16,083	$213
Total	$16,083	$213	$-	$-	$16,083	$213

	Less Than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	$66,980	$3	$-	$-	$66,980	$3
Mortgage Backed Securities	14,487	151	33,574	506	48,061	657
Total	$81,467	$154	$33,574	$506	$115,041	$660

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$849	$5	$876	$5	$1,725	$10
Total	$849	$5	$876	$5	$1,725	$10

	Less Than 12 Months		12 Months or More		Total
June 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Mortgage Backed Securities	$-	$-	$92,992	$2,871	92,992	$2,871
Corporate Securities	8,390	4	2,738	11	11,128	15
Total	$8,390	$4	$95,730	$2,882	$104,120	$2,886

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$4,740	$32	$5,137	$58	$9,877	$90
Total	$4,740	$32	$5,137	$58	$9,877	$90

As of June 30, 2015, the Company held 249 investment securities of which 51 were in a loss position for less than twelve months and 1 security was in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – There were no unrealized losses on the Company’s investment in securities of government agency and government sponsored entities at June 30, 2015 and June 30, 2014. The unrealized losses on the Company’s investment in securities of government agency and government sponsored entities at December 31, 2014 were $3,000. The unrealized losses were caused by interest rate fluctuations. Repayment of these investments is guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Mortgage Backed Securities – At June 30, 2015, seven mortgage backed security investments were in a loss position for less than 12 months and one was in a loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage backed securities were $1.08 million, $657,000, and $2.9 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

Obligations of States and Political Subdivisions - At June 30, 2015, forty obligations of states and political subdivisions were in a loss position for less than 12 months. None were in a loss position for 12 months or more.  As of June 30, 2015, over ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the two percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $213,000, $10,000, and $90,000 at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

Corporate Securities - The Company did not hold any corporate securities at June 30, 2015 or December 31, 2014. The unrealized losses on the Company’s investment in corporate securities at June 30, 2014 were $15,000. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity.

US Treasury Notes – At June 30, 2015, four US treasury notes were in a loss position for less than 12 months. None were in a loss position for 12 months or more. The unrealized losses on the Company's investments in US treasury notes were $59,000 at June 30, 2015. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2015. The Company did not hold any US treasury notes at December 31, 2014 or June 30, 2014.

Proceeds from sales and calls of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Proceeds	$4,060	$6,969	$4,535	$9,917
Gains	5	31	6	34
Losses	-	-	-	-

Pledged Securities
As of June 30, 2015, securities carried at $189.5 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $178.8 million at December 31, 2014, and $329.0 million at June 30, 2014.

The decrease in pledged securities since June 30, 2014 was due to the Company’s use of a $165 million standby Letter of Credit (“LC”) issued by the FHLB as collateral for Public Deposits. The LC was issued December 4, 2014, and matures December 2, 2016, with a maintenance fee of 10 basis points per annum.

3. Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

June 30, 2015	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2015	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Charge-Offs	-	-	-	-	-	-	(12)	(34)	-	-	(46)
Recoveries	2,939	-	-	2	47	3	4	37	-	-	3,032
Provision	(2,190)	3,087	508	(293)	(400)	(1,061)	691	(4)	321	(9)	650
Ending Balance- June 30, 2015	$8,591	$7,272	$2,177	$731	$2,073	$5,046	$8,878	$217	$2,532	$1,520	$39,037
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2015	$7,954	$6,901	$1,916	$673	$2,096	$4,602	$8,941	$212	$2,499	$3,146	$38,940
Charge-Offs	-	-	-	-	-	-	-	(17)	-	-	(17)
Recoveries	1	-	-	2	42	2	2	15	-	-	64
Provision	636	371	261	56	(65)	442	(65)	7	33	(1,626)	50
Ending Balance- June 30, 2015	$8,591	$7,272	$2,177	$731	$2,073	$5,046	$8,878	$217	$2,532	$1,520	$39,037
Ending Balance Individually Evaluated for Impairment	61	-	-	71	49	129	887	34	-	-	1,231
Ending Balance Collectively Evaluated for Impairment	8,530	7,272	2,177	660	2,024	4,917	7,991	183	2,532	1,520	37,806
Loans & Leases:
Ending Balance	$570,173	$373,324	$116,983	$189,039	$31,327	$225,795	$256,386	$4,984	$50,631	$-	$1,818,642
Ending Balance Individually Evaluated for Impairment	4,163	-	4,335	2,055	1,541	454	4,819	40	-	-	17,407
Ending Balance Collectively Evaluated for Impairment	$566,010	$373,324	$112,648	$186,984	$29,786	$225,341	$251,567	$4,944	$50,631	$-	$1,801,235

December 31, 2014	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2014	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Charge-Offs	-	-	-	(73)	(70)	-	(1)	(132)	-	-	(276)
Recoveries	11	-	-	-	58	8	86	65	-	-	228
Provision	2,653	609	1,015	(13)	(329)	(6,109)	2,413	109	1,572	(745)	1,175
Ending Balance- December 31, 2014	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Ending Balance Individually Evaluated for Impairment	377	-	-	422	329	114	914	41	-	-	2,197
Ending Balance Collectively Evaluated for Impairment	7,465	4,185	1,669	600	2,097	5,990	7,281	177	2,211	1,529	33,204
Loans & Leases:
Ending Balance	$491,903	$357,207	$96,519	$171,880	$33,017	$281,963	$230,819	$4,719	$44,217	$-	$1,712,244
Ending Balance Individually Evaluated for Impairment	20,066	-	4,386	2,108	1,643	461	4,874	46	-	-	33,584
Ending Balance Collectively Evaluated for Impairment	$471,837	$357,207	$92,133	$169,772	$31,374	$281,502	$225,945	$4,673	$44,217	$-	$1,678,660

June 30, 2014	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2014	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Charge-Offs	-	-	-	(33)	(65)	-	-	(45)	-	-	(143)
Recoveries	-	-	-	-	51	2	77	29	-	-	159
Provision	1,813	101	636	19	(16)	(3,916)	1,603	33	469	(742)	-
Ending Balance- June 30, 2014	$6,991	$3,677	$1,290	$1,094	$2,737	$8,291	$7,377	$193	$1,108	$1,532	$34,290
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2014	$6,426	$3,387	$1,077	$1,100	$2,648	$9,601	$6,426	$171	$921	$2,520	$34,277
Charge-Offs	-	-	-	(30)	(65)	-	-	(18)	-	-	(113)
Recoveries	-	-	-	-	39	1	72	14	-	-	126
Provision	565	290	213	24	115	(1,311)	879	26	187	(988)	-
Ending Balance- June 30, 2014	$6,991	$3,677	$1,290	$1,094	$2,737	$8,291	$7,377	$193	$1,108	$1,532	$34,290
Ending Balance Individually Evaluated for Impairment	218	-	241	329	315	118	807	45	-	-	2,073
Ending Balance Collectively Evaluated for Impairment	6,773	3,677	1,049	765	2,422	8,173	6,570	148	1,108	1,532	32,217
Loans & Leases:
Ending Balance	$428,529	$358,933	$81,647	$160,418	$34,453	$228,745	$179,948	$4,881	$22,155	$-	$1,499,709
Ending Balance Individually Evaluated for Impairment	21,719	-	4,446	1,647	1,597	534	4,898	45	-	-	34,886
Ending Balance Collectively Evaluated for Impairment	$406,810	$358,933	$77,201	$158,771	$32,856	$228,211	$175,050	$4,836	$22,155	$-	$1,464,823

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $9.6 million at June 30, 2015, $26.4 million at December 31, 2014 and $28.1 million at June 30, 2014, which are no longer disclosed or classified as TDR’s.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

June 30, 2015	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$561,370	$8,088	$715	$570,173
Agricultural Real Estate	373,324	-	-	373,324
Real Estate Construction	115,320	1,663	-	116,983
Residential 1st Mortgages	187,663	739	637	189,039
Home Equity Lines & Loans	30,637	80	610	31,327
Agricultural	225,075	453	267	225,795
Commercial	240,190	12,680	3,516	256,386
Consumer & Other	4,737	-	247	4,984
Leases	50,631			50,631
Total	$1,788,947	$23,703	$5,992	$1,818,642

December 31, 2014	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$483,146	$8,651	$106	$491,903
Agricultural Real Estate	357,207	-	-	357,207
Real Estate Construction	94,887	1,632	-	96,519
Residential 1st Mortgages	170,462	744	674	171,880
Home Equity Lines and Loans	32,054	85	878	33,017
Agricultural	281,232	679	52	281,963
Commercial	211,036	18,143	1,640	230,819
Consumer & Other	4,449	-	270	4,719
Leases	44,217	-	-	44,217
Total	$1,678,690	$29,934	$3,620	$1,712,244

June 30, 2014	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$417,627	$10,780	$122	$428,529
Agricultural Real Estate	358,933	-	-	358,933
Real Estate Construction	80,015	1,632	-	81,647
Residential 1st Mortgages	159,098	759	561	160,418
Home Equity Lines & Loans	33,717	-	736	34,453
Agricultural	227,891	785	69	228,745
Commercial	157,709	20,557	1,682	179,948
Consumer & Other	4,622	-	259	4,881
Leases	22,155	-	-	22,155
Total	$1,461,767	$34,513	$3,429	$1,499,709

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at June 30, 2015, December 31, 2014, and June 30, 2014, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated
(in thousands):

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$715	$715	$569,458	$570,173
Agricultural Real Estate	-	-	-	-	-	373,324	373,324
Real Estate Construction	-	-	-	-	-	116,983	116,983
Residential 1st Mortgages	-	196	-	72	268	188,771	189,039
Home Equity Lines & Loans	-	-	-	576	576	30,751	31,327
Agricultural	-	-	-	11	11	225,784	225,795
Commercial	-	-	-	1,559	1,559	254,827	256,386
Consumer & Other	8	-	-	11	19	4,965	4,984
Leases	-	-	-	-	-	50,631	50,631
Total	$8	$196	$-	$2,944	$3,148	$1,815,494	$1,818,642

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$491,903	$491,903
Agricultural Real Estate	-	-	-	-	-	357,207	357,207
Real Estate Construction	-	-	-	-	-	96,519	96,519
Residential 1st Mortgages	-	-	-	77	77	171,803	171,880
Home Equity Lines and Loans	79	-	-	576	655	32,362	33,017
Agricultural	-	-	-	18	18	281,945	281,963
Commercial	-	-	-	1,586	1,586	229,233	230,819
Consumer & Other	10	-	-	13	23	4,696	4,719
Leases	-	-	-	-	-	44,217	44,217
Total	$89	$-	$-	$2,270	$2,359	$1,709,885	$1,712,244

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$428,529	$428,529
Agricultural Real Estate	-	-	-	-	-	358,933	358,933
Real Estate Construction	-	-	-	-	-	81,647	81,647
Residential 1st Mortgages	-	-	-	289	289	160,129	160,418
Home Equity Lines & Loans	-	-	-	576	576	33,877	34,453
Agricultural	-	-	-	26	26	228,719	228,745
Commercial	-	-	-	1,613	1,613	178,335	179,948
Consumer & Other	72	-	-	15	87	4,794	4,881
Leases	-	-	-	-	-	22,155	22,155
Total	$72	$-	$-	$2,519	$2,591	$1,497,118	$1,499,709

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

				Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$802	$802	$-	$497	$2	$297	$4
Residential 1st Mortgages	564	628	-	567	4	426	8
Home Equity Lines & Loans	620	660	-	641	-	486	1
Agricultural	11	24	-	13	-	10	-
Commercial	3,125	3,125	-	1,587	27	806	28
	$5,122	$5,239	$-	$3,305	$33	$2,025	$41
With an allowance recorded:
Residential 1st Mortgages	$355	$426	$18	357	$4	503	8
Home Equity Lines & Loans	137	155	7	138	1	342	2
Agricultural	443	443	129	443	7	448	14
Commercial	1,694	1,804	887	3,244	2	4,006	27
Consumer & Other	40	46	34	42	1	44	2
	$2,669	$2,874	$1,075	$4,224	$15	$5,343	$53
Total	$7,791	$8,113	$1,075	$7,529	$48	$7,368	$94

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$-	$-	$-	$49	$4
Home Equity Lines and Loans	-	-	-	169	-
Agricultural	-	-	-	15	-
Commercial	-	-	-	1,620	54
	$-	$-	$-	$1,853	$58
With an allowance recorded:
Commercial Real Estate	$92	$92	$2	$47	$4
Residential 1st Mortgages	937	1,069	187	612	9
Home Equity Lines and Loans	951	1,020	190	803	10
Agricultural	461	473	114	473	28
Commercial	4,742	4,813	910	3,182	54
Consumer & Other	46	51	41	46	2
	$7,229	$7,518	$1,444	$5,163	$107
Total	$7,229	$7,518	$1,444	$7,016	$165

				Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$97	$97	$-	$98	$2	$99	$4
Home Equity Lines & Loans	-	-	-	339	-	339	-
Agricultural	27	37	-	30	-	32	-
Commercial	3,150	3,151	-	3,241	27	3,322	54
	$3,274	$3,285	$-	$3,708	$29	$3,792	$58
With an allowance recorded:
Residential 1st Mortgages	$442	$527	$89	427	$1	509	2
Home Equity Lines & Loans	913	960	182	654	3	598	3
Agricultural	473	473	118	473	7	477	14
Commercial	1,613	1,657	807	1,620	-	1,627	-
Consumer & Other	45	49	45	47	-	48	1
	$3,486	$3,666	$1,241	$3,221	$11	$3,259	$20
Total	$6,760	$6,951	$1,241	$6,929	$40	$7,051	$78

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

At June 30, 2015, the Company allocated $1.1 million of specific reserves to $6.5 million of troubled debt restructured loans & leases, of which $4.8 million were performing. The Company had no commitments at June 30, 2015 to lend additional amounts to customers with outstanding loans or leases that are classified as troubled debt restructurings.

During the three month period ending June 30, 2015, there were no loans & leases modified as a troubled debt restructuring. During the six month period ending June 30, 2015, the terms of certain loans & leases were modified as troubled debt restructurings. The modification of the terms of such loans & leases can include one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate were for 10 years. Modifications involving an extension of the maturity date were for 10 years.

The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three and six-month periods ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	-	$-	$-	1	$131	$119
Total	-	$-	$-	1	$131	$119

The TDR described above increased the allowance for credit losses by $0 and $114,000 for the three and six-month periods ending June 30, 2015, and resulted in charge-offs of $0 and $12,000 for the three and six-month periods ended June 30, 2015.

During the three and six-months ended June 30, 2015, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

At June 30, 2015, formal foreclosure proceedings were in process for $575,000 of consumer mortgage loans secured by residential real estate properties.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At June 30, 2015, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$11,121	$-	$11,121	$-
US Treasury Notes	80,238	-	80,238	-
Mortgage Backed Securities	259,580	-	259,580	-
Other	485	175	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$351,424	$175	$351,249	$-

		Fair Value Measurements At December 31, 2014, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$78,109	$10,005	$68,104	$-
Mortgage Backed Securities	287,948	-	287,948	-
Other	485	175	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$366,542	$10,180	$356,362	$-

		Fair Value Measurements At June 30, 2014, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$18,424	$13,412	$5,012	$-
Mortgage Backed Securities	326,335	-	326,335	-
Corporate Securities	54,661	8,982	45,679	-
Other	2,312	2,002	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$401,732	$24,396	$377,336	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the three and six-months ended June 30, 2015 and 2014, there were no transfers in or out of level 1, 2, or 3.

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

		Fair Value Measurements At June 30, 2015, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgage	$337	$-	$-	$337
Home Equity Lines and Loans	128	-	-	128
Agricultural	313	-	-	313
Commercial	807	-	-	807
Consumer	6			6
Total Impaired Loans	1,591	-	-	1,591
Other Real Estate
Real Estate Construction	2,441	-	-	2,441
Total Other Real Estate	2,441	-	-	2,441
Total Assets Measured at Fair Value On a Non-Recurring Basis	$4,032	$-	$-	$4,032

		Fair Value Measurements At December 31, 2014, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$90	$-	$-	$90
Residential 1st Mortgage	748	-	-	748
Home Equity Lines and Loans	759	-	-	759
Agricultural	346	-	-	346
Commercial	3,832	-	-	3,832
Consumer	6			6
Total Impaired Loans	5,781	-	-	5,781
Other Real Estate
Real Estate Construction	2,441	-	-	2,441
Agricultural Real Estate	858	-	-	858
Total Other Real Estate	3,299	-	-	3,299
Total Assets Measured at Fair Value On a Non-Recurring Basis	$9,080	$-	$-	$9,080

		Fair Value Measurements At June 30, 2014, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgages	$354	$-	$-	$354
Home Equity Lines and Loans	729	-	-	729
Agricultural	354	-	-	354
Commercial	807	-	-	807
Total Impaired Loans	2,244	-	-	2,244
Other Real Estate
Real Estate Construction	2,441	-	-	2,441
Agricultural Real Estate	853	-	-	853
Total Other Real Estate	3,294	-	-	3,294
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,538	$-	$-	$5,538

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2015:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Residential 1st Mortgage	$337	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	2% -5%, 4%
Home Equity Lines and Loans	$128	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 3%, 2%
Agricultural	$313	Income Approach	Capitalization Rate	16% - 16%, 16%
Commercial	$807	Income Approach	Capitalization Rate	16% - 16%, 16%
Consumer	$6	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 2%

Other Real Estate
Real Estate Construction	$2,441	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated.

		Fair Value of Financial Instruments Using
June 30, 2015 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$91,339	$91,339	$-	$-	$91,339

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	11,121	-	11,121	-	11,121
U.S. Treasury Notes	80,238	-	80,238	-	80,238
Mortgage Backed Securities	259,580	-	259,580	-	259,580
Other	485	175	310	-	485
Total Investment Securities Available-for-Sale	351,424	175	351,249	-	351,424

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	65,270	-	47,321	18,014	65,335
Other	2,131	-	2,131	-	2,131
Total Investment Securities Held-to-Maturity	67,401	-	49,452	18,014	67,466

FHLB Stock	7,795	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	561,582	-	-	559,550	559,550
Agricultural Real Estate	366,052	-	-	362,035	362,035
Real Estate Construction	114,806	-	-	114,984	114,984
Residential 1st Mortgages	188,308	-	-	191,266	191,266
Home Equity Lines and Loans	29,254	-	-	31,021	31,021
Agricultural	220,749	-	-	219,967	219,967
Commercial	247,508	-	-	245,825	245,825
Consumer & Other	4,767	-	-	4,803	4,803
Leases	48,099			47,595	47,595
Unallocated Allowance	(1,520)	-	-	(1,520)	(1,520)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,779,605	-	-	1,775,526	1,775,526
Accrued Interest Receivable	9,024	-	9,024	-	9,024

Liabilities:
Deposits:
Demand	613,042	613,041	-	-	613,041
Interest Bearing Transaction	349,404	349,404	-	-	349,404
Savings and Money Market	706,121	706,122	-	-	706,122
Time	494,569	-	494,724	-	494,724
Total Deposits	2,163,136	1,668,567	494,724	-	2,163,291
Subordinated Debentures	10,310	-	6,252	-	6,252
Accrued Interest Payable	556	-	556	-	556

		Fair Value of Financial Instruments Using
December 31, 2014 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$77,125	$77,125	$-	$-	$77,125

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	78,109	10,005	68,104	-	78,109
Mortgage Backed Securities	287,948	-	287,948	-	287,948
Corporate Securities				-	-
Other	485	175	310	-	485
Total Investment Securities Available-for-Sale	366,542	10,180	356,362	-	366,542

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	61,716	-	49,085	13,403	62,488
Mortgage Backed Securities		-		-	-
Other	2,147	-	2,147	-	2,147
Total Investment Securities Held-to-Maturity	63,863	-	51,232	13,403	64,635

FHLB Stock	7,677	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	484,061	-	-	481,037	481,037
Agricultural Real Estate	353,022	-	-	353,288	353,288
Real Estate Construction	94,850	-	-	95,022	95,022
Residential 1st Mortgages	170,858	-	-	173,916	173,916
Home Equity Lines and Loans	30,591	-	-	32,456	32,456
Agricultural	275,859	-	-	274,195	274,195
Commercial	222,624	-	-	222,175	222,175
Consumer & Other	4,501	-	-	4,535	4,535
Leases	42,006	-	-	40,298	40,298
Unallocated Allowance	(1,529)	-	-	(1,529)	(1,529)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,676,843	-	-	1,675,393	1,675,393
Accrued Interest Receivable	7,797	-	7,797	-	7,797

Liabilities:
Deposits:
Demand	610,133	610,133	-	-	610,133
Interest Bearing Transaction	341,397	341,397	-	-	341,397
Savings and Money Market	644,260	644,260	-	-	644,260
Time	468,283	-	468,161	-	468,161
Total Deposits	2,064,073	1,595,790	468,161	-	2,063,951
Subordinated Debentures	10,310	-	6,227	-	6,227
Accrued Interest Payable	378	-	378	-	378

		Fair Value of Financial Instruments Using
June 30, 2014 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$48,001	$48,001	$-	$-	$48,001

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	18,424	13,412	5,012	-	18,424
Obligations of States and Political Subdivisions	-	-	-	-	-
Mortgage Backed Securities	326,335	-	326,335	-	326,335
Corporate Securities	54,661	8,982	45,679	-	54,661
Other	2,312	2,002	310	-	2,312
Total Investment Securities Available-for-Sale	401,732	24,396	377,336	-	401,732

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	67,866	-	54,736	13,723	68,459
Mortgage Backed Securities	-	-	-	-	-
Other	2,474	-	2,474	-	2,474
Total Investment Securities Held-to-Maturity	70,340	-	57,210	13,723	70,933

FHLB Stock	7,677	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	421,538	-	-	421,007	421,007
Agricultural Real Estate	355,256	-	-	358,283	358,283
Real Estate Construction	80,357	-	-	80,700	80,700
Residential 1st Mortgages	159,324	-	-	163,038	163,038
Home Equity Lines and Loans	31,716	-	-	33,854	33,854
Agricultural	220,454	-	-	219,426	219,426
Commercial	172,571	-	-	172,661	172,661
Consumer & Other	4,688	-	-	4,747	4,747
Leases	21,047			20,743	20,743
Unallocated Allowance	(1,532)	-	-	(1,532)	(1,532)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,465,419	-	-	1,472,927	1,472,927
Accrued Interest Receivable	7,684	-	7,684	-	7,684

Liabilities:
Deposits:
Demand	499,133	499,133	-	-	499,133
Interest Bearing Transaction	313,879	313,878	-	-	313,878
Savings and Money Market	630,194	630,195	-	-	630,195
Time	418,829	-	418,969	-	418,969
Total Deposits	1,862,035	1,443,206	418,969	-	1,862,175
FHLB Advances & Securities Sold Under Agreement to Repurchase	12,000	-	12,000	-	12,000
Subordinated Debentures	10,310	-	6,222	-	6,222
Accrued Interest Payable	349	-	349	-	349

Fair value estimates presented herein are based on pertinent information available to management as of June 30, 2015, December 31, 2014, and June 30, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

6. Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. On May 18, 2015, the Board of Directors of Farmers & Merchants Bancorp announced a mid-year cash dividend of $6.40 per share, a 1.6% increase over the $6.30 per share paid on July 1, 2014. The cash dividend was paid on July 1, 2015, to shareholders of record on June 9, 2015.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per common share for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30		Six Months Ended June 30,
(net income in thousands)	2015	2014	2015	2014
Net Income	$6,749	$6,104	$13,152	$12,386
Weighted Average Number of Common Shares Outstanding	785,782	777,882	785,575	777,882
Basic Earnings Per Common Share Amount	$8.59	$7.84	$16.74	$15.92

7. Shareholders’ Equity

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

8. Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards. The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied retrospectively. Early application is not permitted. On July 9, 2015, the FASB approved a one year deferral on the effective date of this revised standard. Management is currently evaluating the impact of adoption.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2015. This analysis should be read in conjunction with our 2014 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include the following: (1) continuing economic sluggishness in the Central Valley of California; (2) significant changes in interest rates and prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (8) ongoing drought conditions in California and the resulting impact on the Company’s agricultural customers; (9) expansion into new geographic markets and new lines of business; and (10) other factors discussed in Item 1A. Risk Factors located in the Company’s 2014 Annual Report on Form 10-K and in Part II. Other Information, Item 1A. Risk Factors of this Form 10-Q.

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

The state of California has experienced drought conditions since 2013. Although management continues to believe that current conditions will not have a material impact on credit quality during the 2015 growing season, the lack of rain continues to have an adverse impact on our agricultural customers’ operating costs, crop yields and crop quality. The longer the drought continues, the more significant this impact will become, particularly if ground water levels begin to significantly deteriorate or riparian rights are further curtailed. See “Part II. Other Information, Item 1A. Risk Factors” for additional information.

For the three and six months ended June 30, 2015, Farmers & Merchants Bancorp reported net income of $6,749,000 and $13,152,000, earnings per share of $8.59 and $16.74 and return on average assets of 1.12% and 1.10%, respectively. Return on average shareholders’ equity was 11.11% and 10.94% for the three and six months ended June 30, 2015.

For the three and six months ended June 30, 2014, Farmers & Merchants Bancorp reported net income of $6,104,000 and $12,386,000, earnings per share of $7.84 and $15.92 and return on average assets of 1.16% and 1.18%, respectively. Return on average shareholders’ equity was 11.13% and 11.41% for the three and six months ended June 30, 2014.

The primary reasons for the Company’s improved earnings performance in the first six months of 2015 as compared to the same period last year were: (1) a $4.3 million increase in net interest income; and (2) a $385,000 increase in non-interest income. These positive impacts were partially offset by: (1) a $650,000 increase in the provision for credit losses; and (2) a $2.3 million increase in salaries and employee benefits.

The following is a summary of the financial results for the six-month period ended June 30, 2015 compared to June 30, 2014.

•	Net income increased 6.2% to $13.2 million from $12.4 million.

•	Earnings per share increased 5.2% to $16.74 from $15.92.

•	Total assets increased 14.1% to $2.5 billion.

•	Total loans & leases increased 21.3% to $1.8 billion.

•	Total deposits increased 16.2% to $2.2 billion.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analyses for the three and six-month periods ended June 30, 2015 and 2014.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$103,093	$65	0.25%	$64,639	$41	0.25%
Investment Securities:
U.S. Treasuries	42,026	141	1.34%	-	-	0.00%
Government Agency & Government-Sponsored Entities	18,559	16	0.34%	18,238	49	1.07%
Obligations of States and Political Subdivisions - Non-Taxable	59,982	772	5.15%	63,498	871	5.48%
Mortgage Backed Securities	265,064	1,418	2.14%	330,316	1,908	2.31%
Other	2,621	7	1.07%	59,670	152	1.02%
Total Investment Securities	388,252	2,354	2.43%	471,722	2,980	2.53%

Loans & Leases:
Real Estate	1,200,131	14,007	4.68%	980,491	11,974	4.90%
Home Equity Lines & Loans	31,411	430	5.49%	34,362	492	5.74%
Agricultural	211,841	2,138	4.05%	215,796	2,153	4.00%
Commercial	243,995	2,450	4.03%	161,548	1,844	4.58%
Consumer	4,934	59	4.80%	4,560	74	6.51%
Other	-	-	0.00%	203	-	0.00%
Leases	50,759	522	4.12%	19,066	204	4.29%
Total Loans & Leases	1,743,071	19,606	4.51%	1,416,026	16,741	4.74%
Total Earning Assets	2,234,416	$22,025	3.95%	1,952,387	$19,762	4.06%

Unrealized Gain on Securities Available-for-Sale	5,525			449
Allowance for Credit Losses	(38,958)			(34,274)
Cash and Due From Banks	37,033			30,147
All Other Assets	176,543			164,184
Total Assets	$2,414,559			$2,112,893

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$342,327	46	0.05%	$306,108	$40	0.05%
Savings and Money Market	693,071	300	0.17%	618,334	253	0.16%
Time Deposits	496,736	408	0.33%	421,980	305	0.29%
Total Interest Bearing Deposits	1,532,134	754	0.20%	1,346,422	598	0.18%
Federal Home Loan Bank Advances	-	-	0.00%	788	-	0.00%
Subordinated Debentures	10,310	81	3.15%	10,310	80	3.11%
Total Interest Bearing Liabilities	1,542,444	$835	0.22%	1,357,520	$678	0.20%
Interest Rate Spread			3.74%			3.86%
Demand Deposits (Non-Interest Bearing)	574,265			482,742
All Other Liabilities	54,756			53,164
Total Liabilities	2,171,465			1,893,426

Shareholders' Equity	243,094			219,467
Total Liabilities & Shareholders' Equity	$2,414,559			$2,112,893
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.08%			0.07%
Net Interest Income and Margin on Total Earning Assets		21,190	3.81%		19,084	3.93%
Tax Equivalent Adjustment		(269)			(304)
Net Interest Income		$20,921	3.77%		$18,780	3.87%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.3 million and $906,000 for the quarters ended June 30, 2015 and 2014, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$98,300	$123	0.25%	$83,287	$105	0.25%
Investment Securities:
U.S. Treasuries	24,085	160	1.33%	-	-	0.00%
Government Agency & Government-Sponsored Entities	47,259	55	0.23%	19,795	104	1.05%
Obligations of States and Political Subdivisions - Non-Taxable	60,771	1,573	5.18%	63,911	1,786	5.59%
Mortgage Backed Securities	271,564	2,940	2.17%	327,427	3,815	2.33%
Other	2,625	13	0.99%	56,832	305	1.07%
Total Investment Securities	406,304	4,741	2.33%	467,965	6,010	2.57%

Loans & Leases:
Real Estate	1,165,452	27,529	4.76%	958,287	23,493	4.94%
Home Equity Lines & Loans	31,740	852	5.41%	34,595	967	5.64%
Agricultural	219,828	4,356	4.00%	214,973	4,294	4.03%
Commercial	237,604	4,846	4.11%	160,291	3,728	4.69%
Consumer	4,887	131	5.41%	5,507	145	5.31%
Other	-	-	0.00%	35	1	5.76%
Leases	48,982	1,019	4.20%	16,978	384	4.56%
Total Loans & Leases	1,708,493	38,733	4.57%	1,390,666	33,012	4.79%
Total Earning Assets	2,213,097	$43,597	3.97%	1,941,918	$39,127	4.06%

Unrealized (Loss) Gain on Securities Available-for-Sale	5,535			(755)
Allowance for Credit Losses	(37,212)			(34,272)
Cash and Due From Banks	36,890			31,368
All Other Assets	175,024			163,057
Total Assets	$2,393,334			$2,101,316

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$341,686	$92	0.05%	$298,108	$73	0.05%
Savings and Money Market	685,996	590	0.17%	619,089	493	0.16%
Time Deposits	488,388	784	0.32%	424,209	632	0.30%
Total Interest Bearing Deposits	1,516,070	1,466	0.19%	1,341,406	1,198	0.18%
Federal Home Loan Bank Advances	2	-	0.00%	398	-	0.00%
Subordinated Debentures	10,310	161	3.15%	10,310	160	3.13%
Total Interest Bearing Liabilities	1,526,382	$1,627	0.21%	1,352,114	$1,358	0.20%
Interest Rate Spread			3.76%			3.86%
Demand Deposits (Non-Interest Bearing)	575,242			482,672
All Other Liabilities	51,167			49,413
Total Liabilities	2,152,791			1,884,199

Shareholders' Equity	240,543			217,117
Total Liabilities & Shareholders' Equity	$2,393,334			$2,101,316
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.07%			0.06%
Net Interest Income and Margin on Total Earning Assets		41,970	3.82%		37,769	3.92%
Tax Equivalent Adjustment		(548)			(622)
Net Interest Income		$41,422	3.77%		$37,147	3.86%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.3 million and $956,000 for the quarters ended March 31, 2015 and 2014, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(in thousands)

	Three Months Ended June 30, 2015 compared to June 30, 2014			Six Months Ended June 30, 2015 compared to June 30, 2014
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$24	$-	$24	$19	$(1)	$18
Investment Securities:
U.S. Treasuries	141	-	141	160	-	160
Government Agency & Government-Sponsored Entities	1	(34)	(33)	72	(121)	(49)
Obligations of States and Political Subdivisions - Non-Taxable	(47)	(51)	(98)	(85)	(128)	(213)
Mortgage Backed Securities	(357)	(133)	(490)	(619)	(256)	(875)
Other	(152)	7	(145)	(270)	(22)	(292)
Total Investment Securities	(414)	(211)	(625)	(742)	(527)	(1,269)

Loans & Leases:
Real Estate	2,586	(553)	2,033	4,933	(897)	4,036
Home Equity Lines & Loans	(41)	(21)	(62)	(77)	(38)	(115)
Agricultural	(40)	25	(15)	96	(34)	62
Commercial	850	(244)	606	1,628	(510)	1,118
Consumer	6	(21)	(15)	(17)	3	(14)
Other	-	-	-	(1)	-	(1)
Leases	326	(8)	318	669	(34)	635
Total Loans & Leases	3,687	(822)	2,865	7,231	(1,510)	5,721
Total Earning Assets	3,297	(1,033)	2,264	6,508	(2,038)	4,470

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	5	1	6	12	7	19
Savings and Money Market	31	16	47	56	41	97
Time	58	45	103	101	51	152
Total Interest Bearing Deposits	94	62	156	169	99	268
Subordinated Debentures	-	1	1	-	1	1
Total Interest Bearing Liabilities	94	63	157	169	100	269
Total Change on a Tax Equivalent Basis	$3,203	$(1,096)	$2,107	$6,339	$(2,138)	$4,201
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

2nd Quarter 2015 vs. 2nd Quarter 2014
Net interest income for the second quarter of 2015 increased 11.4% or $2.1 million to $20.9 million. On a fully taxable equivalent basis, net interest income increased 11.4% and totaled $21.2 million for the second quarter of 2015. As more fully discussed below, the increase in net interest income was primarily due to a $282.0 million increase in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended June 30, 2015, the Company’s net interest margin was 3.81% compared to 3.93% for the quarter ended June 30, 2014. This decrease in net interest margin was due primarily to a decline in earning asset yields.

Average loans & leases totaled $1.7 billion for the quarter ended June 30, 2015; an increase of $327.0 million compared to the average balance for the quarter ended June 30, 2014. Loans & leases increased from 72.5% of average earning assets at June 30, 2014 to 78.0% at June 30, 2015. As a result of the continuing impact of the sustained low rate environment since late 2008, the annualized yield on the Company’s loan & lease portfolio declined to 4.51% for the quarter ended June 30, 2015, compared to 4.74% for the quarter ended June 30, 2014. Overall, the positive impact on interest revenue from the increase in loan & lease balances resulted in interest revenue from loans & leases increasing 17.1% to $19.6 million for quarter ended June 30, 2015. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases. Average investment securities totaled $388.3 million for the quarter ended June 30, 2015; a decrease of $83.5 million compared to the average balance for the quarter ended June 30, 2014. Tax equivalent interest income on securities decreased $625,000 to $2.4 million for the quarter ended June 30, 2015, compared to $3.0 million for the quarter ended June 30, 2014. The average investment portfolio yield, on a tax equivalent basis, was 2.43% for the quarter ended June 30, 2015, compared to 2.53% for the quarter ended June 30, 2014. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2015. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest bearing deposits with banks consisted of FRB deposits. Deposits with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest bearing deposits with banks for the quarter ended June 30, 2015, were $103.1 million, an increase of $38.5 million compared to the average balance for the quarter ended June 30, 2014. Interest income on interest bearing deposits with banks for the quarter ended June 30, 2015, increased $24,000 to $65,000 compared to the quarter ended June 30, 2014.

Average interest-bearing liabilities increased $184.9 million or 13.6% during the second quarter of 2015. Of that increase: (1) interest-bearing transaction deposits increased $36.2 million; (2) savings and money market deposits increased $74.7 million; (3) time deposits increased $74.8 million; (4) Federal Home Loan Bank (“FHLB”) Advances decreased $788,000 (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $754,000 for the second quarter of 2015 as compared to $598,000 for the second quarter of 2014. The average rate paid on interest-bearing deposits was 0.20% for the second quarter of 2015 compared to 0.18% for the second quarter of 2014.

Six Months Ending June 30, 2015 vs. Six Months Ending June 30, 2014
During the first six months of 2015, net interest income increased 11.5% to $41.4 million, compared to $37.1 million at June 30, 2014. On a fully taxable equivalent basis, net interest income increased 11.1% and totaled $42.0 million at June 30, 2015, compared to $37.8 million at June 30, 2014. The increase in net interest income was primarily due to a $271.2 million increase in average earning assets.

For the six months ended June 30, 2015, the Company’s net interest margin was 3.82% compared to 3.92% for the same period in 2014. This decrease in net interest margin was due primarily to a decline in earning asset yields.

The average balance of loans & leases increased by $317.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The yield on the loan & lease portfolio decreased 22 basis points to 4.57% for the six months ended June 30, 2015 compared to 4.79% for the six months ended June 30, 2014. This decrease in yield was offset by growth of average balance of loans resulting in interest income from loans & leases increasing 17.3% or $5.7 million for the first six months of 2015.

Average investment securities were $406.3 million for the six months ended June 30, 2015 compared to $468.0 million for the same period in 2014. The average tax equivalent yield for the six months ended June 30, 2015 was 2.33% compared to 2.57% for the six months ended June 30, 2014. This decrease in yield, combined with the decrease in balances, resulted in a decrease in interest income of $1.3 million or 21.1%, for the six months ended June 30, 2015.

Average interest bearing deposits with banks consisted of FRB deposits. Deposits with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest bearing deposits with banks for the six-months ended June 30, 2015, was $98.3 million, an increase of $15.0 million compared to the average balance for the six-months ended June 30, 2014. Interest income on interest bearing deposits with banks for the six-months ended June 30, 2015, increased $18,000 to $123,000 compared to the six-months ended June 30, 2014.

Average interest-bearing liabilities increased $174.3 million or 12.9% during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Of that increase: (1) interest-bearing deposits increased $174.7 million; (2) FHLB advances decreased $396,000; and (3) subordinated debentures remained unchanged.

Total interest expense on interest bearing deposits was $1.5 million for the first six months of 2015 as compared to $1.2 million for the first six months of 2014. The average rate paid on interest-bearing deposits was 0.19% in the first six months of 2015 and 0.18% in the first six months of 2014.

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

Residential 1st Mortgages and Home Equity Lines and Loans – These loans are generally considered to possess a low inherent risk of loss, although this is not always true as evidenced by the correction in residential real estate values that occurred between 2007 and 2012. The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has stabilized throughout most of the Central Valley, housing prices for the most part have not recovered significantly and unemployment levels remain well above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of June 30, 2015, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The state of California has experienced drought conditions since 2013. Although management continues to believe that current conditions will not have a material impact on credit quality during the 2015 growing season, the lack of rain continues to have an adverse impact on our agricultural customers’ operating costs, crop yields and crop quality. The longer the drought continues, the more significant this impact will become, particularly if ground water levels begin to significantly deteriorate or riparian rights are further curtailed. See “Part II. Other Information, Item 1A. Risk Factors” for additional information.

The Company made a $650,000 provision for credit losses during the first half of 2015 compared to no provision during the first half of 2014. Net recoveries during the first half of 2015 were $3.0 million compared to net recoveries of $16,000 in the first half of 2014. During the first half of 2015 the Company was able to fully recover $2.9 million that was charged-off during 2010 on a restructured commercial real estate loan. In addition to the full recovery of the charged off principal, this transaction also resulted in the recovery of $353,000 in interest income and the client’s payment of a financing fee of $1.1 million. See “Overview – Looking Forward: 2015 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2014 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of June 30, 2015, was adequate.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Balance at Beginning of Period	$38,940	$34,277	$35,401	$34,274
Charge-Offs	(17)	(113)	(46)	(143)
Recoveries	64	126	3,032	159
Provision	50	-	650	-
Balance at End of Period	$39,037	$34,290	$39,037	$34,290

The table below breaks out year-to-date and current quarter activity by portfolio segment (in thousands):

June 30, 2015	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2015	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Charge-Offs	-	-	-	-	-	-	(12)	(34)	-	-	(46)
Recoveries	2,939	-	-	2	47	3	4	37	-	-	3,032
Provision	(2,190)	3,087	508	(293)	(400)	(1,061)	691	(4)	321	(9)	650
Ending Balance- June 30, 2015	$8,591	$7,272	$2,177	$731	$2,073	$5,046	$8,878	$217	$2,532	$1,520	$39,037
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2015	$7,954	$6,901	$1,916	$673	$2,096	$4,602	$8,941	$212	$2,499	$3,146	$38,940
Charge-Offs	-	-	-	-	-	-	-	(17)	-	-	(17)
Recoveries	1	-	-	2	42	2	2	15	-	-	64
Provision	636	371	261	56	(65)	442	(65)	7	33	(1,626)	50
Ending Balance- June 30, 2015	$8,591	$7,272	$2,177	$731	$2,073	$5,046	$8,878	$217	$2,532	$1,520	$39,037

The Allowance for Credit Losses at June 30, 2015 increased $3.6 million from December 31, 2014. The allowance allocated to the following categories of loans did change materially during the first half of 2015:

•	While Commercial Real Estate allowance balances did not change materially, a $2.9 million recovery on a previously charged off loan resulted in a decrease of $2.2 million in the required provision.

•	Agricultural Real Estate allowance balances increased $3.1 million due to increased loan balances in this segment and increased qualitative factors in the Company’s allowance calculation related to the longer-term impact of continuing drought conditions in California.

•	Agricultural allowance balances decreased $1.1 million, as a result of seasonal decreases in loan balances, offset somewhat by increases in drought qualitative factors.

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

2nd Quarter 2015 vs. 2nd Quarter 2014
Non-interest income decreased $1.1 million or 28.3% for the three months ended June 30, 2015, compared to the same period of 2014. This decrease was primarily due to: (1) a $1.3 million decrease in the net gain on deferred compensation investments for the second quarter of 2015 compared to the same period in 2014; and (2) a $119,000 decrease in deposit service charges primarily related to the Company’s overdraft privilege service. Partially offsetting this was a $311,000 increase in other non-interest income, primarily comprised of a one-time special FHLB dividend.

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

Six Months Ending June 30, 2015 vs. Six Months Ending June 30, 2014
Non‑interest income increased $385,000 or 5.4% for the six months ended June 30, 2015 compared to the same period of 2014. This increase was primarily comprised of: (1) a $1.1 million financing fee related to the full recovery of a loan previously charged off; and (2) a $284,000 increase in FHLB dividends as a result of the FHLB declaring a one-time special dividend. These increases were offset by: (1) a $159,000 decrease in service charges on deposit accounts related to the Company’s overdraft privilege service; and (2) a $981,000 decrease in net gain on deferred compensation investments.

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

2nd Quarter 2015 vs. 2nd Quarter 2014
Overall, non-interest expense decreased $273,000 or 2.1% for the three months ended June 30, 2015, compared to the same period in 2014. This decrease was primarily comprised of a $1.3 million decrease in net gain on deferred compensation investments for the second quarter of 2015 when compared to the same period in 2014. This decrease was partially offset by: (1) a $429,000 increase in salaries and employee benefits primarily related to new staff added for the Walnut Creek and Concord offices; and (2) increased legal fee expense.

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

Six Months Ending June 30, 2015 vs. Six Months Ending June 30, 2014
Non-interest expense increased $2.3 million or 9.3% for the six months ended June 30, 2015, compared to the same period of 2014. This increase was primarily due to: (1) a $2.3 million increase in salaries and employee benefits related to new staff added for the Walnut Creek and Concord offices and increased contributions to employee benefit plans; and (2) increased legal fee expense. This increase was partially offset by a $981,000 decrease in net gain on deferred compensation investments for the first half of 2015 when compared to the same period in 2014.

Income Taxes
The provision for income taxes increased 16.8% to $4.2 million for the second quarter of 2015. The Company’s effective tax rate was 38.3% for the second quarter of 2015 and 37.0% for the second quarter of 2014.

The provision for income taxes increased 13.1% to $8.1 million for the first six months of 2015. The Company’s effective tax rate for the first six months of 2015 was 38.2% compared to 36.7% for the same period in 2014.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at June 30, 2015, as compared to December 31, 2014 and to June 30, 2014. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans & leases. The debt securities in the Company’s investment portfolio have historically been comprised primarily of: (1) mortgage-backed securities issued by federal government-sponsored entities; (2) debt securities issued by US Treasury, government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, during 2012, when loan demand lagged deposit growth resulting in significant liquidity, the Company began to selectively add investment grade corporate securities (floating rate and fixed rate with maturities less than 5 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity without subjecting the Company to the interest rate risk associated with mortgage-backed securities. This portfolio of corporate securities was sold during the 3rd quarter of 2014 in order to fund the Company’s increase in loan balances.

The Company’s investment portfolio at June 30, 2015 was $418.8 million compared to $430.4 million at the end of 2014, a decrease of $11.6 million or 2.7%. At June 30, 2014, the investment portfolio totaled $472.1 million. The mix of the investment portfolio has changed over the past three to five years. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company has invested most of its available funds in either shorter term US Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company's total investment portfolio currently represents 17.0% of the Company’s total assets as compared to 18.2% at December 31, 2014, and 21.9% at June 30, 2014.

As of June 30, 2015 the Company held $65.3 million of municipal investments, of which $47.3 million were bank-qualified municipal bonds, all classified as HTM. In order to comply with Section 939A of the Dodd-Frank Act, the Company: (1) only invests in bonds rated AA or better; and (2) performs its own credit analysis on new purchases of municipal bonds. As of June 30, 2015, ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately two percent ($539,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security. In June 2014, the Company sold $375,000 of municipal bonds from a single issuer. The Company took this action under the provisions of ASC 320-10-25-6(a), which allow for the sale of HTM securities where there is “evidence of a significant deterioration in the issuer’s creditworthiness.”

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $46.3 million at June 30, 2015, $34.8 million at December 31, 2014 and $3.4 million at June 30, 2014.

The Company classifies its investments as HTM, trading, or AFS. Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of June 30, 2015, December 31, 2014 and June 30, 2014, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Overall, the Company's loan & lease portfolio at June 30, 2015 totaled $1.8 billion, an increase of $318.9 million or 21.3% over June 30, 2014. This increase has occurred despite the continuing sluggish economic conditions in the Central Valley of California and is a result of: (1) the Company’s intensified business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek, Concord, and Irvine. No assurances can be made that this growth in the loan & lease portfolio will continue.

Loans & leases at June 30, 2015 increased $106.4 million from December 31, 2014, primarily as a result of strong growth in real estate segments offset to some extent by normal seasonal pay downs of loans made to the Company’s agricultural customers.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	June 30, 2015		December 31, 2014		June 30, 2014
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$575,355	31.5%	$495,316	28.9%	$432,652	28.7%
Agricultural Real Estate	373,324	20.5%	357,207	20.8%	358,933	23.9%
Real Estate Construction	116,983	6.4%	96,519	5.6%	81,647	5.4%
Residential 1st Mortgages	189,039	10.4%	171,880	10.0%	160,418	10.7%
Home Equity Lines and Loans	31,327	1.7%	33,017	1.9%	34,453	2.3%
Agricultural	225,795	12.4%	281,963	16.4%	228,745	15.2%
Commercial	256,386	14.1%	230,819	13.5%	179,948	12.0%
Consumer & Other	4,984	0.3%	4,719	0.3%	4,881	0.3%
Leases	49,791	2.7%	44,217	2.6%	22,155	1.5%
Total Gross Loans & Leases	1,822,984	100.0%	1,715,657	100.0%	1,503,832	100.0%
Less: Unearned Income	4,342		3,413		4,123
Subtotal	1,818,642		1,712,244		1,499,709
Less: Allowance for Credit Losses	39,037		35,401		34,290
Net Loans & Leases	$1,779,605		$1,676,843		$1,465,419

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of June 30, 2015, classified loans totaled $6.0 million compared to $3.6 million at December 31, 2014 and $3.4 million at June 30, 2014.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of June 30, 2015 non-accrual loans & leases totaled $2.9 million. At December 31, 2014 and June 30, 2014, non-accrual loans totaled $2.3 million and $2.5 million, respectively.

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

As of June 30, 2015, restructured loans & leases on accrual totaled $4.8 million as compared to $5.0 million at December 31, 2014. Restructured loans on accrual at June 30, 2014 were $4.2 million.

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

Non-Performing Assets
(in thousands)	June 30, 2015	Dec. 31, 2014	June 30, 2014
Non-Performing Loans & Leases	$2,944	$2,270	$2,519
Other Real Estate	2,441	3,299	3,294
Total Non-Performing Assets	$5,385	$5,569	$5,813

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.16%	0.13%	0.17%
Restructured Loans & Leases (Performing)	$4,843	$4,955	$4,240

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $763,000, $940,000, and $994,000 have been established for non-performing loans & leases at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

Foregone interest income on non-accrual loans & leases which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $55,000 for the six months ended June 30, 2015, $92,000 for the year ended December 31, 2014, and $6,000 for the six months ended June 30, 2014.

The Company reported $2.4 million of ORE at June 30, 2015, and $3.3 million at both December 31, 2014, and June 30, 2014. These values are all net of a reserve for ORE valuation adjustments in the amount of $3.7 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of June 30, 2015, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

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

•
The state of California has experienced drought conditions since 2013. Although management continues to believe that current conditions will not have a material impact on credit quality during the 2015 growing season, the lack of rain continues to have an adverse impact on our agricultural customers’ operating costs, crop yields and crop quality. The longer the drought continues, the more significant this impact will become, particularly if ground water levels begin to significantly deteriorate or riparian rights are further curtailed. See “Part II. Other Information, Item 1A. Risk Factors” for additional information.

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in the Company’s 2014 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at June 30, 2015 have increased $301.1 million or 16.2% compared to June 30, 2014. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory; and (3) the Company’s expansion of its service area into Walnut Creek, Concord, and Irvine. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 16.2% since June 30, 2014, the Company continues to focus on increasing low cost transaction and savings accounts:

•	Demand and interest-bearing transaction accounts increased $149.4 million or 18.4% since June 30, 2014.

•	Savings and money market accounts have increased $75.9 million or 12.0% since June 30, 2014.

•	Time deposit accounts have increased $75.7 million or 18.1% since June 30, 2014.

The Company's deposit balances at June 30, 2015 have increased $99.1 million or 4.8% compared to December 31, 2014. Savings and money market deposits increased 9.6% or $61.9 million while demand and interest-bearing transaction accounts increased by $10.9 million or 1.1% and time deposit accounts increased by $26.3 million or 5.6%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at June 30, 2015, December 31, 2014, or June 30, 2014. There were no Federal Funds purchased or advances from the FRB at June 30, 2015, December 31, 2014 or June 30, 2014.

As of June 30, 2015 the Company has additional borrowing capacity of $279.1 million with the Federal Home Loan Bank and $321.3 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 13 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2014 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Basel III Regulatory Capital Rules”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 3.13% at June 30, 2015, 3.09% at December 31, 2014 and 3.08% at June 30, 2014. The average rate paid for these securities for the first half of 2015 was 3.15% compared to 3.13% for the first half of 2014. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $241.2 million at June 30, 2015, $233.2 million at December 31, 2014, and $221.8 million at June 30, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below (all terms as defined in the regulations). As of June 30, 2015, that the Company and the Bank exceeded all capital adequacy requirements to which they are subject.

In its most recent notification from the FDIC the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain certain ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015
Total Capital Ratio	$277,013	12.67%	$174,934	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$249,533	11.41%	$98,400	4.5%	N/A	N/A
Tier 1 Capital Ratio	$249,533	11.41%	$131,200	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$249,533	10.35%	$96,479	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015
Total Capital Ratio	$276,760	12.66%	$174,922	8.0%	$218,653	10.0%
Common Equity Tier 1 Capital Ratio	$249,282	11.40%	$98,394	4.5%	$142,124	6.5%
Tier 1 Capital Ratio	$249,282	11.40%	$131,192	6.0%	$174,922	8.0%
Tier 1 Leverage Ratio	$249,282	10.34%	$96,413	4.0%	$120,517	5.0%

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

There were no stock repurchases during the first half of 2015 or 2014. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Commitments to Extend Credit	$638,190	$539,288	$503,061
Letters of Credit	12,136	9,734	7,570
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	1,511	2,042	342

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 18 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $142,000 at June 30, 2015, December 31, 2014, and June 30, 2014. We do not anticipate any material losses as a result of these transactions.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at June 30, 2015 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2015, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.97% if rates increase by 200 basis points and a decrease in net interest income of 0.50% if rates decline 100 basis points. Comparatively, at December 31, 2014, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.98% if rates increase by 200 basis points and a decrease in net interest income of 0.17% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2014 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $71.0 million and repurchase lines of $100.0 million with major banks. As of June 30, 2015 the Company has additional borrowing capacity of $279.1 million with the FHLB and $321.3 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At June 30, 2015, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $279 million, which represents 12.04% of total assets.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of Company’s disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other senior management of the Company. Based on this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2015, there were no changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under “Item 1A. Risk Factors” in the Company’s 2014 Annual Report to Shareholders on Form 10-K except for the risks drought described below.

Our Financial Results Can Be Impacted By The Cyclicality and Seasonality Of Our Agricultural Business And The Risks Related Thereto - The Company has provided financing to agricultural customers in the Central Valley throughout its history. We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices and changing climatic conditions, and manage these risks accordingly. The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry. Although the Company’s loan portfolio is believed to be well diversified, at various times during the first six months of 2015 approximately 38% of the Company’s loan balances were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

The State of California has experienced drought conditions since 2013 and the farming belt of the Central Valley is often cited as an example of an area experiencing extreme drought. However, it is important to understand that not all areas of the state have been impacted equally, and this is particularly true in the Central Valley, which stretches some 450 miles from Bakersfield in the south to Redding in the north. The vast majority of the Company’s agricultural customers are located in the more northern portion of the Central Valley, an area that benefits from the drainage of the Sacramento, American, Mokelumne and Stanislaus rivers. As a result, at the current time farmers in this area still have access to reasonable ground water sources that are economical to pump.

In addition to pumping water from ground water sources, many of our agricultural customers have senior riparian water rights which provide them the legal right to access surface water from the rivers that abut their property. In the spring of 2015 the State of California took the extreme step of threatening to curtail certain riparian water rights for those farmers taking water from the Delta, and as a result affected growers agreed to voluntarily cutback 25% of their normal water usage as opposed to undertaking a protracted legal fight. Even with these cutbacks, at the current time our agricultural customers still have access to sufficient levels of water to satisfy their needs.

Importantly, the Company has minimal credit exposure in the more southern portion of the Central Valley, defined broadly as an area south of Highway 152, but more importantly the Fresno area and south (including the Westlands Water District). In most of these areas ground water levels have been depleted, making farmers increasingly dependent on the delivery of surface water from the Central Valley Project, which has already begun cutting back deliveries to many farmers.

In order to monitor this situation the Company (i) regularly reviews ground water level reports provided by California’s Department of Water Resources, (ii) requires water budgets and plans from all of our agricultural borrowers that detail the sources of their irrigation water and the irrigation requirements to achieve their crop plan; and (iii) in the case of new permanent crop development projects, requires well tests.

Although management continues to believe that current conditions will not have a material impact on credit quality during the 2015 growing season, the lack of rain continues to have an adverse impact on our agricultural customers’ operating costs, crop yields and crop quality. The longer the drought continues, the more significant this impact will become, particularly if ground water levels begin to significantly deteriorate or riparian rights are further curtailed.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first six months of 2015. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

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

FARMERS & MERCHANTS BANCORP

Date: August 7, 2015	/s/ Kent A. Steinwert
Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	/s/ Stephen W. Haley
Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)

Index to Exhibits

Exhibit No.	Description

10.1
Amended and Restated Employment Agreement effective July 1, 2015, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2015.

10.3
Amended and Restated Employment Agreement effective July 1, 2015, between Farmers & Merchants Bank of Central California and Deborah E. Skinner, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2015.

10.4
Amended and Restated Employment Agreement effective July 1, 2015, between Farmers & Merchants Bank of Central California and Kenneth W. Smith, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2015.

10.6
Amended and Restated Employment Agreement effective July 1, 2015, between Farmers & Merchants Bank of Central California and Stephen W. Haley, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2015.

10.8
Amended and Restated Employment Agreement effective July 1, 2015, between Farmers & Merchants Bank of Central California and Jay J. Colombini, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2015.

10.9
Amended and Restated Employment Agreement effective July 1, 2015, between Farmers & Merchants Bank of Central California and James P. Daugherty, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2015.

10.10
Amended and Restated Employment Agreement effective July 1, 2015, between Farmers & Merchants Bank of Central California and Ryan J. Misasi, filed on the Registrants Form 10-Q for the quarter ended June 30, 2015.

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