Form 10-Q
period 2015-09-30
FARMERS & MERCHANTS BANCORP
filed 2015-11-06
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
Yes ☐    No ☒

Number of shares of common stock of the registrant 788,982 outstanding as of October 31, 2015.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands, except shares)
	Sept. 30, 2015	December 31, 2014	Sept. 30, 2014
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$41,595	$42,375	$34,293
Interest Bearing Deposits with Banks	8,705	34,750	4,923
Total Cash and Cash Equivalents	50,300	77,125	39,216

Investment Securities:
Available-for-Sale	344,728	366,542	336,526
Held-to-Maturity	66,257	63,863	69,441
Total Investment Securities	410,985	430,405	405,967

Loans & Leases	1,910,270	1,712,244	1,615,771
Less: Allowance for Credit Losses	39,090	35,401	34,267
Loans & Leases, Net	1,871,180	1,676,843	1,581,504

Premises and Equipment, Net	26,856	25,821	24,927
Bank Owned Life Insurance	55,418	53,990	53,514
Interest Receivable and Other Assets	85,332	96,367	92,541
Total Assets	$2,500,071	$2,360,551	$2,197,669

Liabilities
Deposits:
Demand	$603,430	$610,133	$516,093
Interest Bearing Transaction	373,193	341,397	326,368
Savings and Money Market	672,052	644,260	614,137
Time	483,967	468,283	419,615
Total Deposits	2,132,642	2,064,073	1,876,213

Federal Home Loan Bank Advances	5,500	-	36,000
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	100,495	52,990	47,910
Total Liabilities	2,248,947	2,127,373	1,970,433

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 788,982, 784,082 and 777,882 Shares Issued and Outstanding at September 30, 2015, December 31, 2014 and September 30, 2014, Respectively	8	8	8
Additional Paid-In Capital	80,217	77,804	75,014
Retained Earnings	167,996	152,833	151,268
Accumulated Other Comprehensive Income	2,903	2,533	946
Total Shareholders' Equity	251,124	233,178	227,236
Total Liabilities and Shareholders' Equity	$2,500,071	$2,360,551	$2,197,669
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income
Interest and Fees on Loans & Leases	$20,915	$18,166	$59,648	$51,178
Interest on Deposits with Banks	36	5	159	110
Interest on Investment Securities:
Taxable	1,574	1,849	4,742	6,073
Exempt from Federal Tax	513	594	1,538	1,758
Total Interest Income	23,038	20,614	66,087	59,119

Interest Expense
Deposits	777	621	2,243	1,819
Borrowed Funds	-	5	-	5
Subordinated Debentures	83	82	244	242
Total Interest Expense	860	708	2,487	2,066

Net Interest Income	22,178	19,906	63,600	57,053
Provision for Credit Losses	-	-	650	-
Net Interest Income After Provision for Credit Losses	22,178	19,906	62,950	57,053

Non-Interest Income
Service Charges on Deposit Accounts	840	1,022	2,603	2,944
Net Gain on Sale of Investment Securities	266	4	272	38
Increase in Cash Surrender Value of Life Insurance	485	477	1,428	1,405
Debit Card and ATM Fees	808	797	2,389	2,322
Net Gain (Loss) on Deferred Compensation Investments	224	(37)	773	1,493
Other	1,087	657	3,735	1,823
Total Non-Interest Income	3,710	2,920	11,200	10,025

Non-Interest Expense
Salaries and Employee Benefits	9,980	9,336	29,645	26,710
Net Gain (Loss) on Deferred Compensation Investments	224	(37)	773	1,493
Occupancy	757	724	2,142	1,981
Equipment	786	714	2,294	2,117
FDIC Insurance	302	264	883	778
Other	2,439	1,541	5,730	4,137
Total Non-Interest Expense	14,488	12,542	41,467	37,216

Income Before Income Taxes	11,400	10,284	32,683	29,862
Provision for Income Taxes	4,360	3,852	12,491	11,044
Net Income	$7,040	$6,432	$20,192	$18,818
Basic Earnings Per Common Share	$8.96	$8.27	$25.70	$24.19
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$7,040	$6,432	$20,192	$18,818

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain (Loss) on Available-for-Sale Securities	2,460	(1,752)	910	5,929
Deferred Tax Benefit (Expense) Related to Unrealized Gains	(1,033)	736	(382)	(2,493)
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	(266)	(4)	(272)	(38)
Deferred Tax Benefit Related to Reclassification Adjustment	111	2	114	16
Change in Net Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax	1,272	(1,018)	370	3,414

Total Other Comprehensive (Loss) Income	1,272	(1,018)	370	3,414

Comprehensive Income	$8,312	$5,414	$20,562	$22,232
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balance, January 1, 2014	777,882	$8	$75,014	$137,350	$(2,468)	$209,904
Net Income		-	-	18,818	-	18,818
Cash Dividends Declared on						-
Common Stock ($6.30 per share)		-	-	(4,900)	-	(4,900)
Change in Net Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Tax		-	-	-	3,414	3,414
Balance, September 30, 2014	777,882	$8	$75,014	$151,268	$946	$227,236

Balance, January 1, 2015	784,082	$8	$77,804	$152,833	$2,533	$233,178
Net Income		-	-	20,192	-	20,192
Cash Dividends Declared on						-
Common Stock ($6.40 per share)		-	-	(5,029)	-	(5,029)
Issuance of Common Stock	4,900	-	2,413	-	-	2,413
Change in Net Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Tax		-	-	-	370	370
Balance, September 30, 2015	788,982	$8	$80,217	$167,996	$2,903	$251,124
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
(in thousands)	2015	2014
Operating Activities:
Net Income	$20,192	$18,818
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	650	-
Depreciation and Amortization	1,184	991
Net Amortization of Investment Security Premiums & Discounts	1,163	1,249
Net Gain on Sale of Investment Securities	(272)	(38)
Net Gain on Sale of Property & Equipment	(392)	(15)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(1,245)	(5,984)
Net Increase (Decrease) in Interest Payable and Other Liabilities	60,303	(258)
Net Cash Provided by Operating Activities	81,583	14,763
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(134,407)	(65,637)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	156,214	138,298
Purchase of Investment Securities Held-to-Maturity	(12,015)	(15,660)
Proceeds from Matured or Called Securities Held-to-Maturity	9,574	14,711
Net Loans & Leases Paid, Originated or Acquired	(198,093)	(227,739)
Principal Collected on Loans & Leases Previously Charged Off	3,106	197
Additions to Premises and Equipment	(2,498)	(3,045)
Proceeds from Sale of Property & Equipment	671	29
Net Cash Used by Investing Activities	(177,448)	(158,846)
Financing Activities:
Net Increase in Deposits	68,569	68,522
Net Changes in Other Borrowings	5,500	36,000
Cash Dividends	(5,029)	(4,900)
Net Cash Provided by Financing Activities	69,040	99,622
Decrease in Cash and Cash Equivalents	(26,825)	(44,461)
Cash and Cash Equivalents at Beginning of Period	77,125	83,677
Cash and Cash Equivalents at End of Period	$50,300	$39,216
Supplementary Data
Cash Payments Made for Income Taxes	$5,175	$10,900
Issuance of Common Stock to the Bank’s Non-Qualified Retirement Plans	$2,413	$-
Interest Paid	$2,275	$2,103
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Significant Accounting Policies

Farmers & Merchants Bancorp (the “Company”) was organized March 10, 1999. Primary operations are related to traditional banking activities through its subsidiary Farmers & Merchants Bank of Central California (the “Bank”), which was established in 1916. The Bank’s wholly owned subsidiaries include Farmers & Merchants Investment Corporation and Farmers/Merchants Corp. Farmers & Merchants Investment Corporation has been dormant since 1991. Farmers/Merchants Corp. acts as trustee on deeds of trust originated by the Bank.

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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three-month and nine-month periods ended September 30, 2015 may not necessarily be indicative of future operating results.

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

Certain amounts in the prior years' consolidated financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation. These reclassifications had no effect on previously reported net income or total shareholders’ equity. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the periods presented.

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of or for the periods ended September 30, 2015, December 31, 2014 or September 30, 3014.

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

	Amortized	Gross Unrealized		Fair/Book
September 30, 2015	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$41,448	$65	$-	$41,513
US Treasury Notes	30,069	231	-	30,300
Mortgage Backed Securities (1)	251,483	5,024	312	256,195
Corporate Securities	16,235	-	-	16,235
Other	485	-	-	485
Total	$339,720	$5,320	$312	$344,728

	Amortized	Gross Unrealized		Fair/Book
December 31, 2014	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$78,051	$61	$3	$78,109
Mortgage Backed Securities (1)	283,636	4,969	657	287,948
Other	485	-	-	485
Total	$362,172	$5,030	$660	$366,542

	Amortized	Gross Unrealized		Fair/Book
September 30, 2014	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$13,220	$141	$-	$13,361
Mortgage Backed Securities (1)	321,187	3,936	2,443	322,680
Other	485	-	-	485
Total	$334,892	$4,077	$2,443	$336,526
(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
September 30, 2015	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$64,134	$658	$26	$64,766
Other	2,123	-	-	2,123
Total	$66,257	$658	$26	$66,889

	Book	Gross Unrealized		Fair
December 31, 2014	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$61,716	$782	$10	$62,488
Other	2,147	-	-	2,147
Total	$63,863	$782	$10	$64,635

	Book	Gross Unrealized		Fair
September 30, 2014	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$67,206	$725	$17	$67,914
Other	2,235	-	-	2,235
Total	$69,441	$725	$17	$70,149

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at September 30, 2015 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
September 30, 2015	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$26,719	$26,722	$2,124	$2,123
After one year through five years	61,518	61,811	15,386	15,462
After five years through ten years	-	-	9,286	9,382
After ten years	-	-	39,461	39,922
	88,237	88,533	66,257	66,889

Investment securities not due at a single maturity date:
Mortgage Backed Securities	251,483	256,195	-	-

Total	$339,720	$344,728	$66,257	$66,889

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
September 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Mortgage Backed Securities	$36,898	$256	$7,593	$56	$44,491	$312
Total	$36,898	$256	$7,593	$56	$44,491	$312

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$1,991	$26	$-	$-	$1,991	$26
Total	$1,991	$26	$-	$-	$1,991	$26

	Less Than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	$66,980	$3	$-	$-	$66,980	$3
Mortgage Backed Securities	14,487	151	33,574	506	48,061	657
Total	$81,467	$154	$33,574	$506	$115,041	$660

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$849	$5	$876	$5	$1,725	$10
Total	$849	$5	$876	$5	$1,725	$10

	Less Than 12 Months		12 Months or More		Total
September 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Mortgage Backed Securities	$62,825	$240	$64,968	$2,203	127,793	$2,443
Total	$62,825	$240	$64,968	$2,203	$127,793	$2,443

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$1,943	$11	$2,556	$6	$4,499	$17
Total	$1,943	$11	$2,556	$6	$4,499	$17

As of September 30, 2015, the Company held 261 investment securities of which 10 were in a loss position for less than twelve months and 1 security was in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – There were no unrealized losses on the Company’s investment in securities of government agency and government sponsored entities at September 30, 2015 and September 30, 2014. The unrealized losses on the Company’s investment in securities of government agency and government sponsored entities at December 31, 2014 were $3,000. The unrealized losses were caused by interest rate fluctuations. Repayment of these investments is guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Mortgage Backed Securities – At September 30, 2015, five mortgage backed security investments were in a loss position for less than 12 months and one was in a loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage backed securities were $312,000, $657,000, and $2.4 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

Obligations of States and Political Subdivisions - At September 30, 2015, five obligations of states and political subdivisions were in a loss position for less than 12 months. None were in a loss position for 12 months or more.  As of September 30, 2015, over ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the two percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $26,000, $10,000, and $17,000 at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

Corporate Securities - There were no unrealized losses on the Company’s investments in corporate securities at September 30, 2015.  The Company did not hold any corporate securities December 31, 2014 or September 30, 2014. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity.

US Treasury Notes – There were no unrealized losses on the Company’s investments in US treasury notes at September 30, 2015. The Company did not hold any US treasury notes at December 31, 2014 or September 30, 2014.

Proceeds from sales and calls of securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Proceeds	$53,465	$85,433	$58,000	$95,349
Gains	266	811	272	845
Losses	-	807	-	807

Pledged Securities
As of September 30, 2015, securities carried at $197.8 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $178.8 million at December 31, 2014, and $360.0 million at September 30, 2014.

The decrease in pledged securities since September 30, 2014 was due to the Company’s use of a $165 million standby Letter of Credit (“LC”) issued by the FHLB as collateral for Public Deposits. The LC was issued December 4, 2014, and matures December 2, 2016, with a maintenance fee of 10 basis points per annum.

3. Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

September 30, 2015	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2015	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Charge-Offs	-	-	-	-	-	-	(12)	(55)	-	-	(67)
Recoveries	2,939	-	-	4	85	3	24	51	-	-	3,106
Provision	(1,536)	3,295	719	(274)	(356)	(969)	38	2	860	(1,129)	650
Ending Balance- September 30, 2015	$9,245	$7,480	$2,388	$752	$2,155	$5,138	$8,245	$216	$3,071	$400	$39,090
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2015	$8,591	$7,272	$2,177	$731	$2,073	$5,046	$8,878	$217	$2,532	$1,520	$39,037
Charge-Offs	-	-	-	-	-	-	-	(21)	-	-	(21)
Recoveries	-	-	-	3	37	1	20	13	-	-	74
Provision	654	208	211	18	45	91	(653)	7	539	(1,120)	-
Ending Balance- September 30, 2015	$9,245	$7,480	$2,388	$752	$2,155	$5,138	$8,245	$216	$3,071	$400	$39,090
Ending Balance Individually Evaluated for Impairment	61	-	-	70	35	120	879	31	-	-	1,196
Ending Balance Collectively Evaluated for Impairment	9,184	7,480	2,388	682	2,120	5,018	7,366	185	3,071	400	37,894
Loans & Leases:
Ending Balance	$558,743	$432,610	$161,762	$196,893	$31,833	$249,783	$210,491	$6,735	$61,420	$-	$1,910,270
Ending Balance Individually Evaluated for Impairment	4,120	-	4,307	2,036	1,264	630	4,797	37	-	-	17,191
Ending Balance Collectively Evaluated for Impairment	$554,623	$432,610	$157,455	$194,857	$30,569	$249,153	$205,694	$6,698	$61,420	$-	$1,893,079

December 31, 2014	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2014	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Charge-Offs	-	-	-	(73)	(70)	-	(1)	(132)	-	-	(276)
Recoveries	11	-	-	-	58	8	86	65	-	-	228
Provision	2,653	609	1,015	(13)	(329)	(6,109)	2,413	109	1,572	(745)	1,175
Ending Balance- December 31, 2014	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Ending Balance Individually Evaluated for Impairment	377	-	-	422	329	114	914	41	-	-	2,197
Ending Balance Collectively Evaluated for Impairment	7,465	4,185	1,669	600	2,097	5,990	7,281	177	2,211	1,529	33,204
Loans & Leases:
Ending Balance	$491,903	$357,207	$96,519	$171,880	$33,017	$281,963	$230,819	$4,719	$44,217	$-	$1,712,244
Ending Balance Individually Evaluated for Impairment	20,066	-	4,386	2,108	1,643	461	4,874	46	-	-	33,584
Ending Balance Collectively Evaluated for Impairment	$471,837	$357,207	$92,133	$169,772	$31,374	$281,502	$225,945	$4,673	$44,217	$-	$1,678,660

September 30, 2014	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2014	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Charge-Offs	-	-	-	(58)	(70)	-	-	(76)	-	-	(204)
Recoveries	12	-	-	-	54	3	83	45	-	-	197
Provision	2,608	370	1,026	92	(76)	(6,426)	2,135	76	1,206	(1,011)	-
Ending Balance- September 30, 2014	$7,798	$3,946	$1,680	$1,142	$2,675	$5,782	$7,915	$221	$1,845	$1,263	$34,267
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2014	$6,991	$3,677	$1,290	$1,094	$2,737	$8,291	$7,377	$193	$1,108	$1,532	$34,290
Charge-Offs	-	-	-	(25)	(5)	-	-	(31)	-	-	(61)
Recoveries	12	-	-	-	3	1	6	16	-	-	38
Provision	795	269	390	73	(60)	(2,510)	532	43	737	(269)	-
Ending Balance- September 30, 2014	$7,798	$3,946	$1,680	$1,142	$2,675	$5,782	$7,915	$221	$1,845	$1,263	$34,267
Ending Balance Individually Evaluated for Impairment	190	-	239	370	328	120	912	42	-	-	2,201
Ending Balance Collectively Evaluated for Impairment	7,608	3,946	1,441	772	2,347	5,662	7,003	179	1,845	1,263	32,066
Loans & Leases:
Ending Balance	$473,505	$364,161	$104,463	$168,310	$33,283	$237,521	$192,804	$4,816	$36,908	$-	$1,615,771
Ending Balance Individually Evaluated for Impairment	20,175	-	4,419	1,847	1,658	518	4,877	42	-	-	33,536
Ending Balance Collectively Evaluated for Impairment	453,330	364,161	100,044	166,463	31,625	237,003	187,927	4,774	36,908	-	1,582,235

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $9.3 million at September 30, 2015, $26.4 million at December 31, 2014 and $26.6 million at September 30, 2014, which are no longer disclosed or classified as TDR’s.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

September 30, 2015	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$550,011	$8,038	$694	$558,743
Agricultural Real Estate	432,610	-	-	432,610
Real Estate Construction	160,133	1,629	-	161,762
Residential 1st Mortgages	195,477	733	683	196,893
Home Equity Lines & Loans	31,149	78	606	31,833
Agricultural	249,116	437	230	249,783
Commercial	197,193	9,752	3,546	210,491
Consumer & Other	6,461	-	274	6,735
Leases	61,420	-	-	61,420
Total	$1,883,570	$20,667	$6,033	$1,910,270

December 31, 2014	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$483,146	$8,651	$106	$491,903
Agricultural Real Estate	357,207	-	-	357,207
Real Estate Construction	94,887	1,632	-	96,519
Residential 1st Mortgages	170,462	744	674	171,880
Home Equity Lines and Loans	32,054	85	878	33,017
Agricultural	281,232	679	52	281,963
Commercial	211,036	18,143	1,640	230,819
Consumer & Other	4,449	-	270	4,719
Leases	44,217	-	-	44,217
Total	$1,678,690	$29,934	$3,620	$1,712,244

September 30, 2014	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$464,714	$8,683	$108	$473,505
Agricultural Real Estate	364,161	-	-	364,161
Real Estate Construction	102,831	1,632	-	104,463
Residential 1st Mortgages	166,884	752	674	168,310
Home Equity Lines & Loans	32,309	88	886	33,283
Agricultural	236,760	695	66	237,521
Commercial	168,215	22,929	1,660	192,804
Consumer & Other	4,520	-	296	4,816
Leases	36,908	-	-	36,908
Total	$1,577,302	$34,779	$3,690	$1,615,771

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding rated doubtful or loss at September 30, 2015, December 31, 2014, and September 30, 2014.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated
(in thousands):

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$696	$696	$558,047	$558,743
Agricultural Real Estate	-	-	-	-	-	432,610	432,610
Real Estate Construction	-	-	-	-	-	161,762	161,762
Residential 1st Mortgages	74	196	-	68	338	196,555	196,893
Home Equity Lines & Loans	150	-	-	576	726	31,107	31,833
Agricultural	-	-	-	8	8	249,775	249,783
Commercial	-	-	-	1,545	1,545	208,946	210,491
Consumer & Other	6	-	-	11	17	6,718	6,735
Leases	-	-	-	-	-	61,420	61,420
Total	$230	$196	$-	$2,904	$3,330	$1,906,940	$1,910,270

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$491,903	$491,903
Agricultural Real Estate	-	-	-	-	-	357,207	357,207
Real Estate Construction	-	-	-	-	-	96,519	96,519
Residential 1st Mortgages	-	-	-	77	77	171,803	171,880
Home Equity Lines and Loans	79	-	-	576	655	32,362	33,017
Agricultural	-	-	-	18	18	281,945	281,963
Commercial	-	-	-	1,586	1,586	229,233	230,819
Consumer & Other	10	-	-	13	23	4,696	4,719
Leases	-	-	-	-	-	44,217	44,217
Total	$89	$-	$-	$2,270	$2,359	$1,709,885	$1,712,244

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$473,505	$473,505
Agricultural Real Estate	-	-	-	-	-	364,161	364,161
Real Estate Construction	-	-	-	-	-	104,463	104,463
Residential 1st Mortgages	-	-	-	283	283	168,027	168,310
Home Equity Lines & Loans	92	-	-	575	667	32,616	33,283
Agricultural	-	-	-	25	25	237,496	237,521
Commercial	-	-	-	1,600	1,600	191,204	192,804
Consumer & Other	12	-	-	14	26	4,790	4,816
Leases	-	-	-	-	-	36,908	36,908
Total	$104	$-	$-	$2,497	$2,601	$1,613,170	$1,615,771

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

				Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$821	$821	$-	$812	$2	$468	$6
Residential 1st Mortgages	557	623	-	561	4	471	12
Home Equity Lines & Loans	619	659	-	620	1	531	2
Agricultural	203	216	-	107	-	42	-
Commercial	3,118	3,118	-	3,122	26	1,578	54
	$5,318	$5,437	$-	$5,222	$33	$3,090	$74
With an allowance recorded:
Residential 1st Mortgages	$352	$424	$17	$354	$4	$453	12
Home Equity Lines & Loans	135	153	7	136	2	273	4
Agricultural	427	427	120	435	7	443	21
Commercial	1,679	1,803	879	1,687	2	3,233	29
Consumer & Other	37	43	31	39	-	42	2
	$2,630	$2,850	$1,054	$2,651	$15	$4,444	$68
Total	$7,948	$8,287	$1,054	$7,873	$48	$7,534	$142

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$-	$-	$-	$49	$4
Home Equity Lines and Loans	-	-	-	169	-
Agricultural	-	-	-	15	-
Commercial	-	-	-	1,620	54
	$-	$-	$-	$1,853	$58
With an allowance recorded:
Commercial Real Estate	$92	$92	$2	$47	$4
Residential 1st Mortgages	937	1,069	187	612	9
Home Equity Lines and Loans	951	1,020	190	803	10
Agricultural	461	473	114	473	28
Commercial	4,742	4,813	910	3,182	54
Consumer & Other	46	51	41	46	2
	$7,229	$7,518	$1,444	$5,163	$107
Total	$7,229	$7,518	$1,444	$7,016	$165

				Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$-	$-	$-	$49	$-	$82	$4
Home Equity Lines & Loans	-	-	-	-	-	226	-
Agricultural	-	-	-	14	-	26	-
Commercial	-	-	-	1,575	-	2,740	54
	$-	$-	$-	$1,638	$-	$3,074	$58
With an allowance recorded:
Commercial Real Estate	$94	$94	$2	$47	$2	$16	$2
Residential 1st Mortgages	658	771	131	550	1	522	3
Home Equity Lines & Loans	955	1,008	191	934	3	710	6
Agricultural	483	493	119	478	7	477	21
Commercial	4,744	4,801	908	3,179	27	2,144	27
Consumer & Other	43	47	43	44	1	47	2
	$6,977	$7,214	$1,394	$5,232	$41	$3,916	$61
Total	$6,977	$7,214	$1,394	$6,870	$41	$6,990	$119

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

At September 30, 2015, the Company allocated $1.1 million of specific reserves to $6.6 million of troubled debt restructured loans & leases, of which $5.0 million were performing. The Company had no commitments at September 30, 2015 to lend additional amounts to customers with outstanding loans or leases that are classified as troubled debt restructurings.

During the three and nine month period ending September 30, 2015, the terms of certain loans & leases were modified as troubled debt restructurings. The modification of the terms of such loans & leases can include one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate were from 5 to 10 years. Modifications involving an extension of the maturity date were from 5 to 10 years.

The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three and nine-month periods ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Agricultural	1	$194	$194	1	$194	$194
Commercial	-	-	-	1	131	119
Total	1	$194	$194	2	$325	$313

The TDRs described above increased the allowance for credit losses by $0 and $70,000 for the three and nine-month periods ending September 30, 2015, and resulted in charge-offs of $0 and $12,000 for the three and nine-month periods ended September 30, 2015.

During the three and nine-months ended September 30, 2015, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

At September 30, 2014, the Company allocated $1.3 million of specific reserves to $6.4 million of troubled debt restructured loans & leases, of which $4.5 million were performing. The Company had no commitments at September 30, 2014 to lend additional amounts to customers with outstanding loans or leases that are classified as troubled debt restructurings.

During the three and nine month periods ending September 30, 2014, the terms of certain loans & leases were modified as troubled debt restructurings. The modification of the terms of such loans & leases can include one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate were for periods ranging from 5 years to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 5 years to 30 years.

The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three and nine-month periods ended September 30, 2014 (in thousands):

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

The TDRs described above increased the allowance for credit losses by $51,000 and $50,000 and resulted in charge-offs of $30,000 and $46,000 for the three and nine-month periods ended September 30, 2014.

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

At September 30, 2015, formal foreclosure proceedings were in process for $575,000 of consumer mortgage loans secured by residential real estate properties.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At September 30, 2015, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$41,513	$-	$41,513	$-
US Treasury Notes	30,300	30,300	-	-
Mortgage Backed Securities	256,195	-	256,195	-
Corporate Securities	16,235	-	16,235	-
Other	485	175	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$344,728	$30,475	$314,253	$-

		Fair Value Measurements At December 31, 2014, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$78,109	$10,005	$68,104	$-
Mortgage Backed Securities	287,948	-	287,948	-
Other	485	175	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$366,542	$10,180	$356,362	$-

		Fair Value Measurements At September 30, 2014, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$13,361	$13,361	$-	$-
Mortgage Backed Securities	322,680	39,566	283,114	-
Other	485	175	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$336,526	$53,102	$283,424	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the nine months ended September 30, 2015, the year ended December 31, 2014, and the nine months ended September 30, 2014, there were no transfers in or out of level 1, 2, or 3.

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

		Fair Value Measurements At September 30, 2015, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Residential 1st Mortgage	$334	$-	$-	$334
Home Equity Lines and Loans	126	-	-	126
Agricultural	308	-	-	308
Commercial	800	-	-	800
Consumer	5			5
Total Impaired Loans	1,573	-	-	1,573
Other Real Estate
Real Estate Construction	2,441	-	-	2,441
Total Other Real Estate	2,441	-	-	2,441
Total Assets Measured at Fair Value On a Non-Recurring Basis	$4,014	$-	$-	$4,014

		Fair Value Measurements At December 31, 2014, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Commercial Real Estate	$90	$-	$-	$90
Residential 1st Mortgage	748	-	-	748
Home Equity Lines and Loans	759	-	-	759
Agricultural	346	-	-	346
Commercial	3,832	-	-	3,832
Consumer	6			6
Total Impaired Loans	5,781	-	-	5,781
Other Real Estate
Real Estate Construction	2,441	-	-	2,441
Agricultural Real Estate	858	-	-	858
Total Other Real Estate	3,299	-	-	3,299
Total Assets Measured at Fair Value On a Non-Recurring Basis	$9,080	$-	$-	$9,080

		Fair Value Measurements At September 30, 2014, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Commercial Real Estate	$92	$-	$-	$92
Residential 1st Mortgages	526	-	-	526
Home Equity Lines and Loans	763	-	-	763
Agricultural	363	-	-	363
Commercial	3,836	-	-	3,836
Total Impaired Loans	5,580	-	-	5,580
Other Real Estate
Real Estate Construction	2,441	-	-	2,441
Agricultural Real Estate	858	-	-	858
Total Other Real Estate	3,299	-	-	3,299
Total Assets Measured at Fair Value On a Non-Recurring Basis	$8,879	$-	$-	$8,879

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2015:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Residential 1st Mortgage	$334	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	2% -5%, 4%
Home Equity Lines and Loans	$126	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 3%, 2%
Agricultural	$308	Income Approach	Capitalization Rate	16% - 16%, 16%
Commercial	$800	Income Approach	Capitalization Rate	16% - 16%, 16%
Consumer	$5	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 1%, 1%

Other Real Estate
Real Estate Construction	$2,441	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated.

		Fair Value of Financial Instruments Using
September 30, 2015 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$50,300	$50,300	$-	$-	$50,300

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	41,513	-	41,513	-	41,513
U.S. Treasury Notes	30,300	30,300	-	-	30,300
Mortgage Backed Securities	256,195	-	256,195	-	256,195
Corporate Securities	16,235	-	16,235	-	16,235
Other	485	175	310	-	485
Total Investment Securities Available-for-Sale	344,728	30,475	314,253	-	344,728

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	64,134	-	51,966	12,800	64,766
Other	2,123	-	2,123	-	2,123
Total Investment Securities Held-to-Maturity	66,257	-	54,089	12,800	66,889

FHLB Stock	7,795	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	549,498	-	-	552,323	552,323
Agricultural Real Estate	425,130	-	-	415,304	415,304
Real Estate Construction	159,374	-	-	159,295	159,295
Residential 1st Mortgages	196,141	-	-	199,565	199,565
Home Equity Lines and Loans	29,678	-	-	31,314	31,314
Agricultural	244,645	-	-	243,495	243,495
Commercial	202,246	-	-	200,932	200,932
Consumer & Other	6,519	-	-	6,543	6,543
Leases	58,349			58,854	58,854
Unallocated Allowance	(400)	-	-	(400)	(400)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,871,180	-	-	1,867,225	1,867,225
Accrued Interest Receivable	10,548	-	10,548	-	10,548

Liabilities:
Deposits:
Demand	603,430	603,430	-	-	603,430
Interest Bearing Transaction	373,193	373,193	-	-	373,193
Savings and Money Market	672,052	672,052	-	-	672,052
Time	483,967	-	484,018	-	484,018
Total Deposits	2,132,642	1,648,675	484,018	-	2,132,693
FHLB Advances & Securities Sold Under Agreement to Repurchase	5,500	-	5,500	-	5,500
Subordinated Debentures	10,310	-	6,292	-	6,292
Accrued Interest Payable	590	-	590	-	590

		Fair Value of Financial Instruments Using
December 31, 2014 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$77,125	$77,125	$-	$-	$77,125

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	78,109	10,005	68,104	-	78,109
Mortgage Backed Securities	287,948	-	287,948	-	287,948
Other	485	175	310	-	485
Total Investment Securities Available-for-Sale	366,542	10,180	356,362	-	366,542

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	61,716	-	49,085	13,403	62,488
Other	2,147	-	2,147	-	2,147
Total Investment Securities Held-to-Maturity	63,863	-	51,232	13,403	64,635

FHLB Stock	7,677	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	484,061	-	-	481,037	481,037
Agricultural Real Estate	353,022	-	-	353,288	353,288
Real Estate Construction	94,850	-	-	95,022	95,022
Residential 1st Mortgages	170,858	-	-	173,916	173,916
Home Equity Lines and Loans	30,591	-	-	32,456	32,456
Agricultural	275,859	-	-	274,195	274,195
Commercial	222,624	-	-	222,175	222,175
Consumer & Other	4,501	-	-	4,535	4,535
Leases	42,006	-	-	40,298	40,298
Unallocated Allowance	(1,529)	-	-	(1,529)	(1,529)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,676,843	-	-	1,675,393	1,675,393
Accrued Interest Receivable	7,797	-	7,797	-	7,797

Liabilities:
Deposits:
Demand	610,133	610,133	-	-	610,133
Interest Bearing Transaction	341,397	341,397	-	-	341,397
Savings and Money Market	644,260	644,260	-	-	644,260
Time	468,283	-	468,161	-	468,161
Total Deposits	2,064,073	1,595,790	468,161	-	2,063,951
Subordinated Debentures	10,310	-	6,227	-	6,227
Accrued Interest Payable	378	-	378	-	378

		Fair Value of Financial Instruments Using
September 30, 2014 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$39,216	$39,216	$-	$-	$39,216

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	13,361	13,361	-	-	13,361
Mortgage Backed Securities	322,680	39,566	283,114	-	322,680
Other	485	175	310	-	485
Total Investment Securities Available-for-Sale	336,526	53,102	283,424	-	336,526

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	67,206	-	54,375	13,539	67,914
Other	2,235	-	2,235	-	2,235
Total Investment Securities Held-to-Maturity	69,441	-	56,610	13,539	70,149

FHLB Stock	7,677	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	465,707	-	-	462,469	462,469
Agricultural Real Estate	360,215	-	-	360,976	360,976
Real Estate Construction	102,783	-	-	103,095	103,095
Residential 1st Mortgages	167,168	-	-	169,971	169,971
Home Equity Lines and Loans	30,608	-	-	32,601	32,601
Agricultural	231,739	-	-	230,572	230,572
Commercial	184,889	-	-	184,466	184,466
Consumer & Other	4,595	-	-	4,619	4,619
Leases	35,063			33,519	33,519
Unallocated Allowance	(1,263)	-	-	(1,263)	(1,263)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,581,504	-	-	1,581,025	1,581,025
Accrued Interest Receivable	8,986	-	8,986	-	8,986

Liabilities:
Deposits:
Demand	516,093	516,093	-	-	516,093
Interest Bearing Transaction	326,368	326,368	-	-	326,368
Savings and Money Market	614,137	614,137	-	-	614,137
Time	419,615	-	419,663	-	419,663
Total Deposits	1,876,213	1,456,598	419,663	-	1,876,261
FHLB Advances & Securities Sold Under Agreement to Repurchase	36,000	-	36,000	-	36,000
Subordinated Debentures	10,310	-	6,227	-	6,227
Accrued Interest Payable	314	-	314	-	314

Fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015, December 31, 2014, and September 30, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per common share for the three and six months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(net income in thousands)	2015	2014	2015	2014
Net Income	$7,040	$6,432	$20,192	$18,818
Weighted Average Number of Common Shares Outstanding	785,852	777,882	785,668	777,882
Basic Earnings Per Common Share Amount	$8.96	$8.27	$25.70	$24.19

7. Shareholders’ Equity

In January, 2015, the Company issued 1,700 shares of common stock and in September, 2015, the Company issued 3,200 shares of common stock. All of these shares were contributed to the Bank’s non-qualified defined contribution retirement plans. The shares issued in January had a price of $450 per share and the shares issued in September had a price of $515 per share. These share prices were based upon valuations completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital.

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

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards. The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied retrospectively. Early application is not permitted. Management is currently evaluating the impact of adoption.

In August 2015, the FASB issued ASU 2015-14 - Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date. The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2015. This analysis should be read in conjunction with our 2014 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

For the three and nine months ended September 30, 2015, Farmers & Merchants Bancorp reported net income of $7,040,000 and $20,192,000, earnings per share of $8.96 and $25.70 and return on average assets of 1.14% and 1.12%, respectively. Return on average shareholders’ equity was 11.50% and 11.13% for the three and nine months ended September 30, 2015.

For the three and nine months ended September 30, 2014, Farmers & Merchants Bancorp reported net income of $6,432,000 and $18,818,000, basic earnings per common share of $8.27 and $24.19 and return on average assets of 1.19% and 1.18%, respectively. Return on average shareholders’ equity was 11.45% and 11.42% for the three and nine months ended September 30, 2014.

The primary reasons for the Company’s improved earnings performance in the first nine months of 2015 as compared to the same period last year were: (1) a $6.5 million increase in net interest income; and (2) a $1.2 million increase in non-interest income. These positive impacts were partially offset by: (1) a $650,000 increase in the provision for credit losses; (2) a $2.9 million increase in salaries and employee benefits; and (3) a $757,000 increase in marketing, product development and promotional expenses.

The following is a summary of the financial results for the nine-month period ended September 30, 2015 compared to September 30, 2014.

•	Net income increased 7.3% to $20.2 million from $18.8 million.

•	Earnings per share increased 6.2% to $25.70 from $24.19.

•	Total assets increased 13.8% to $2.5 billion.

•	Total loans & leases increased 18.2% to $1.9 billion.

•	Total deposits increased 13.7% to $2.1 billion.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analyses for the three and nine-month periods ended September 30, 2015 and 2014.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended Sept 30, 2015			Three Months Ended Sept 30, 2014
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$55,575	$36	0.26%	$7,921	$5	0.25%
Investment Securities:
U.S. Treasuries	56,338	190	1.35%	-	-	0.00%
U.S. Agencies	11,393	15	0.53%	17,193	47	1.09%
Municipals - Non-Taxable	63,964	787	4.92%	68,404	912	5.33%
Mortgage Backed Securities	251,550	1,361	2.16%	307,586	1,721	2.24%
Other	2,789	8	1.15%	30,870	80	1.04%
Total Investment Securities	386,034	2,361	2.45%	424,053	2,760	2.60%

Loans & Leases:
Real Estate	1,298,033	15,122	4.62%	1,073,804	12,966	4.79%
Home Equity Lines & Loans	31,475	445	5.61%	33,716	462	5.44%
Agricultural	227,551	2,335	4.07%	232,929	2,338	3.98%
Commercial	231,184	2,324	3.99%	184,152	1,992	4.29%
Consumer	4,891	68	5.52%	4,742	65	5.44%
Other	428	2	0.00%	-	-	0.00%
Leases	58,361	619	4.21%	34,721	344	3.93%
Total Loans & Leases	1,851,923	20,915	4.48%	1,564,064	18,167	4.61%
Total Earning Assets	2,293,532	$23,312	4.03%	1,996,038	$20,932	4.16%

Unrealized (Loss) Gain on Securities Available-for-Sale	3,044			2,975
Allowance for Credit Losses	(39,055)			(34,297)
Cash and Due From Banks	38,363			31,758
All Other Assets	167,004			167,975
Total Assets	$2,462,888			$2,164,449

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$345,978	$55	0.06%	$323,582	$47	0.06%
Savings and Money Market	704,878	313	0.18%	626,248	277	0.18%
Time Deposits	490,752	409	0.33%	415,501	297	0.28%
Total Interest Bearing Deposits	1,541,608	777	0.20%	1,365,331	621	0.18%
Federal Home Loan Bank Advances	279	-	0.00%	13,139	5	0.15%
Subordinated Debentures	10,310	83	3.19%	10,310	82	3.16%
Total Interest Bearing Liabilities	1,552,197	$860	0.22%	1,388,780	$708	0.20%
Interest Rate Spread			3.81%			3.96%
Demand Deposits (Non-Interest Bearing)	620,391			500,492
All Other Liabilities	45,440			50,392
Total Liabilities	2,218,028			1,939,664

Shareholders' Equity	244,860			224,785
Total Liabilities & Shareholders' Equity	$2,462,888			$2,164,449
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.07%			0.06%
Net Interest Income and Margin on Total Earning Assets		22,452	3.88%		20,224	4.02%
Tax Equivalent Adjustment		(275)			(318)
Net Interest Income		$22,178	3.84%		$19,906	3.96%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.5 million and $903,000 for the quarters ended September 30, 2015 and 2014, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Nine Months Ended Sept. 30, 2015			Nine Months Ended Sept. 30, 2014
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$83,902	$159	0.25%	$57,889	$110	0.25%
Investment Securities:
U.S. Treasuries	34,954	350	1.34%	-	-	0.00%
U.S. Agencies	35,173	70	0.27%	18,918	151	1.06%
Municipals - Non-Taxable	61,847	2,361	5.09%	65,425	2,698	5.50%
Mortgage Backed Securities	264,820	4,301	2.17%	320,742	5,536	2.30%
Other	2,680	21	1.04%	48,083	385	1.07%
Total Investment Securities	399,474	7,103	2.37%	453,168	8,770	2.58%

Loans & Leases:
Real Estate	1,210,492	42,651	4.71%	997,216	36,459	4.89%
Home Equity Lines & Loans	31,290	1,297	5.54%	34,299	1,429	5.57%
Agricultural	222,430	6,691	4.02%	221,024	6,632	4.01%
Commercial	235,440	7,170	4.07%	168,332	5,720	4.54%
Consumer	4,889	199	5.44%	5,249	210	5.35%
Other	144	2	1.86%	23	1	5.81%
Leases	52,143	1,638	4.20%	22,957	728	4.24%
Total Loans & Leases	1,756,828	59,648	4.54%	1,449,100	51,179	4.72%
Total Earning Assets	2,240,204	$66,910	3.99%	1,960,157	$60,059	4.10%

Unrealized Gain on Securities Available-for-Sale	4,695			501
Allowance for Credit Losses	(37,833)			(34,280)
Cash and Due From Banks	37,387			31,500
All Other Assets	164,343			164,709
Total Assets	$2,408,796			$2,122,587

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$343,133	$147	0.06%	$306,693	$120	0.05%
Savings and Money Market	692,359	903	0.17%	621,501	770	0.17%
Time Deposits	489,185	1,193	0.33%	421,274	929	0.29%
Total Interest Bearing Deposits	1,524,677	2,243	0.20%	1,349,468	1,819	0.18%
Federal Home Loan Bank Advances	95	-	0.00%	4,692	5	0.14%
Subordinated Debentures	10,310	244	3.16%	10,310	242	3.14%
Total Interest Bearing Liabilities	1,535,082	$2,487	0.22%	1,364,470	$2,066	0.20%
Interest Rate Spread			3.78%			3.89%
Demand Deposits (Non-Interest Bearing)	590,457			488,677
All Other Liabilities	41,296			49,772
Total Liabilities	2,166,835			1,902,919

Shareholders' Equity	241,961			219,668
Total Liabilities & Shareholders' Equity	$2,408,796			$2,122,587
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.07%			0.06%
Net Interest Income and Margin on Total Earning Assets		64,423	3.84%		57,993	3.96%
Tax Equivalent Adjustment		(823)			(940)
Net Interest Income		$63,600	3.80%		$57,053	3.89%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $4.1 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(in thousands)	Three Months Ended Sept. 30, 2015 compared to Sept. 30, 2014			Nine Months Ended Sept. 30, 2015 compared to Sept. 30, 2014
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$31	$-	$31	$49	$-	$49
Investment Securities:
U.S. Treasuries	190	-	190	350	-	350
U.S. Agencies	(13)	(19)	(32)	77	(158)	(81)
Municipals - Non-Taxable	(57)	(67)	(124)	(142)	(195)	(337)
Mortgage Backed Securities	(305)	(55)	(360)	(922)	(313)	(1,235)
Other	(80)	8	(72)	(356)	(8)	(364)
Total Investment Securities	(265)	(133)	(398)	(993)	(674)	(1,667)

Loans & Leases:
Real Estate	2,620	(464)	2,156	7,562	(1,370)	6,192
Home Equity Lines & Loans	(32)	15	(17)	(125)	(7)	(132)
Agricultural	(54)	51	(3)	42	17	59
Commercial	479	(147)	332	2,095	(645)	1,450
Consumer	2	1	3	(15)	4	(11)
Other	2	-	2	2	(1)	1
Leases	249	26	275	917	(7)	910
Total Loans & Leases	3,266	(518)	2,748	10,478	(2,009)	8,469
Total Earning Assets	3,032	(651)	2,381	9,534	(2,683)	6,851

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	4	4	8	15	12	27
Savings and Money Market	35	1	36	91	42	133
Time	58	54	112	159	105	264
Total Interest Bearing Deposits	97	59	156	265	159	424
Other Borrowed Funds	(2)	(3)	(5)	(2)	(3)	(5)
Subordinated Debentures	-	1	1	-	2	2
Total Interest Bearing Liabilities	95	57	152	263	158	421
Total Change on a Tax Equivalent Basis	$2,937	$(708)	$2,229	$9,271	$(2,841)	$6,430

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Third Quarter 2015 vs. Third Quarter 2014
Net interest income for the third quarter of 2015 increased 11.4% or $2.3 million to $22.2 million. On a fully taxable equivalent basis, net interest income increased 11.0% and totaled $22.5 million for the third quarter of 2015. As more fully discussed below, the increase in net interest income was primarily due to a $297.5 million increase in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended September 30, 2015, the Company’s net interest margin was 3.88% compared to 4.02% for the quarter ended September 30, 2014. This decrease in net interest margin was due primarily to a decline in earning asset yields.

Average loans & leases totaled $1.9 billion for the quarter ended September 30, 2015; an increase of $287.9 million compared to the average balance for the quarter ended September 30, 2014. Loans & leases increased from 78.4% of average earning assets at September 30, 2014 to 80.8% at September 30, 2015. As a result of the continuing impact of the sustained low rate environment since late 2008, the annualized yield on the Company’s loan & lease portfolio declined to 4.48% for the quarter ended September 30, 2015, compared to 4.61% for the quarter ended September 30, 2014. Overall, the positive impact on interest revenue from the increase in loan & lease balances resulted in interest revenue from loans & leases increasing 15.1% to $20.9 million for quarter ended September 30, 2015. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases. Average investment securities totaled $386.0 million for the quarter ended September 30, 2015; a decrease of $38.0 million compared to the average balance for the quarter ended September 30, 2014. Tax equivalent interest income on securities decreased $398,000 to $2.36 million for the quarter ended September 30, 2015, compared to $2.76 million for the quarter ended September 30, 2014. The average investment portfolio yield, on a tax equivalent basis, was 2.45% for the quarter ended September 30, 2015, compared to 2.60% for the quarter ended September 30, 2014. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2015. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest bearing deposits with banks consisted of FRB deposits. Deposits with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest bearing deposits with banks for the quarter ended September 30, 2015, were $55.6 million, an increase of $47.7 million compared to the average balance for the quarter ended September 30, 2014. Interest income on interest bearing deposits with banks for the quarter ended September 30, 2015, increased $31,000 to $36,000 compared to the quarter ended September 30, 2014.

Average interest-bearing liabilities increased $163.4 million or 11.8% during the third quarter of 2015. Of that increase: (1) interest-bearing transaction deposits increased $22.4 million; (2) savings and money market deposits increased $78.6 million; (3) time deposits increased $75.3 million; (4) Federal Home Loan Bank (“FHLB”) Advances decreased $12.9 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $777,000 for the third quarter of 2015 as compared to $621,000 for the third quarter of 2014. The average rate paid on interest-bearing deposits was 0.20% for the third quarter of 2015 compared to 0.18% for the third quarter of 2014.

Nine Months Ending September 30, 2015 vs. Nine Months Ending September 30, 2014
During the first nine months of 2015, net interest income increased 11.5% to $63.6 million, compared to $57.1 million at September 30, 2014. On a fully taxable equivalent basis, net interest income increased 11.1% and totaled $64.4 million at September 30, 2015, compared to $58.0 million at September 30, 2014. The increase in net interest income was primarily due to a $280.0 million increase in average earning assets.

For the nine months ended September 30, 2015, the Company’s net interest margin was 3.84% compared to 3.96% for the same period in 2014. This decrease in net interest margin was due primarily to a decline in earning asset yields.

The average balance of loans & leases increased by $307.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The yield on the loan & lease portfolio decreased 18 basis points to 4.54% for the nine months ended September 30, 2015 compared to 4.72% for the nine months ended September 30, 2014. This decrease in yield was offset by growth of average balance of loans resulting in interest income from loans & leases increasing 16.6% or $8.5 million for the first nine months of 2015.

Average investment securities were $399.5 million for the nine months ended September 30, 2015 compared to $453.2 million for the same period in 2014. The average tax equivalent yield for the nine months ended September 30, 2015 was 2.37% compared to 2.58% for the nine months ended September 30, 2014. This decrease in yield, combined with the decrease in balances, resulted in a decrease in interest income of $1.7 million or 19.0%, for the nine months ended September 30, 2015.

Average interest bearing deposits with banks consisted of FRB deposits. Deposits with the FRB earn interest at the Fed Funds rate, which has been 0.25% since December 2008. Average interest bearing deposits with banks for the nine months ended September 30, 2015, was $83.9 million, an increase of $26.0 million compared to the average balance for the nine months ended September 30, 2014. Interest income on interest bearing deposits with banks for the nine months ended September 30, 2015, increased $49,000 to $159,000 compared to the nine months ended September 30, 2014.

Average interest-bearing liabilities increased $170.6 million or 12.5% during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Of that increase: (1) interest-bearing deposits increased $175.2 million; (2) FHLB advances decreased $4.6 million; and (3) subordinated debentures remained unchanged.

Total interest expense on interest bearing deposits was $2.2 million for the first nine months of 2015 compared to $1.8 million for the first nine months of 2014. The average rate paid on interest-bearing deposits was 0.20% in the first nine months of 2015 and 0.18% in the first nine months of 2014.

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

A restructuring of a loan or lease constitutes a troubled debt restructuring (“TDR”) under ASC 310-40, if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become a TDR, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has stabilized throughout most of the Central Valley, housing prices for the most part have not fully recovered and unemployment levels remain above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of September 30, 2015, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

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

The Company made a $650,000 provision for credit losses during the first nine months of 2015 compared to no provision during the first nine months of 2014. Net recoveries during the first nine months of 2015 were $3.0 million compared to net charge-offs of $7,000 in the first nine months of 2014. During the first nine months of 2015 the Company was able to fully recover $2.9 million that was charged-off during 2010 on a restructured commercial real estate loan. In addition to the full recovery of the charged off principal, this transaction also resulted in the recovery of $353,000 in interest income and the client’s payment of a financing fee of $1.1 million. See “Overview – Looking Forward: 2015 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2014 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of September 30, 2015, was adequate.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Balance at Beginning of Period	$39,037	$34,290	$35,401	$34,274
Charge-Offs	(21)	(61)	(67)	(204)
Recoveries	74	38	3,106	197
Provision	-	-	650	-
Balance at End of Period	$39,090	$34,267	$39,090	$34,267

The table below breaks out year-to-date and current quarter activity by portfolio segment (in thousands):

September 30, 2015	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2015	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Charge-Offs	-	-	-	-	-	-	(12)	(55)	-	-	(67)
Recoveries	2,939	-	-	4	85	3	24	51	-	-	3,106
Provision	(1,536)	3,295	719	(274)	(356)	(969)	38	2	860	(1,129)	650
Ending Balance- September 30, 2015	$9,245	$7,480	$2,388	$752	$2,155	$5,138	$8,245	$216	$3,071	$400	$39,090
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2015	$8,591	$7,272	$2,177	$731	$2,073	$5,046	$8,878	$217	$2,532	$1,520	$39,037
Charge-Offs	-	-	-	-	-	-	-	(21)	-	-	(21)
Recoveries	-	-	-	3	37	1	20	13	-	-	74
Provision	654	208	211	18	45	91	(653)	7	539	(1,120)	-
Ending Balance- September 30, 2015	$9,245	$7,480	$2,388	$752	$2,155	$5,138	$8,245	$216	$3,071	$400	$39,090

The Allowance for Credit Losses at September 30, 2015 increased $3.7 million from December 31, 2014. The allowance allocated to the following categories of loans did change materially during the first nine months of 2015:

•	While Commercial Real Estate allowance balances increased $1.4 million primarily due to increased loan balances, a $2.9 million recovery on a previously charged off loan resulted in a decrease of $1.5 million in the required provision.

•	Agricultural Real Estate allowance balances increased $3.3 million due to increased loan balances in this segment and increased qualitative factors in the Company’s allowance calculation related to the longer-term impact of continuing drought conditions in California.

•	Real Estate Construction allowance balances increased $719,000 or 43% due to increased construction lending activity.

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

Third Quarter of 2015 vs. Third Quarter of 2014
Non-interest income increased $790,000 or 27.1% for the three months ended September 30, 2015, compared to the same period of 2014. This increase was primarily due to: (1) a $262,000 net gain on sale of investment securities; (2) a $261,000 increase in net gain on deferred compensation investments; and (3) a $430,000 increase in other non-interest income, primarily comprised of the gain on sale of our Sacramento branch building. This increase was partially offset by a $182,000 decrease in service charges on deposit accounts related to the Company’s overdraft privilege service.

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

Nine Months Ending September 30, 2015 vs. Nine Months Ending September 30, 2014
Non‑interest income increased $1.2 million or 11.7% for the nine months ended September 30, 2015 compared to the same period of 2014. This increase was primarily comprised of: (1) a $1.1 million financing fee related to the full recovery of a loan previously charged off; (2) a $284,000 increase in FHLB dividends as a result of the FHLB declaring a one-time special dividend; (3) a $234,000 net gain on sale of investment securities; and (4) a $392,000 gain on the sale of our Sacramento branch building. These increases were offset by: (1) a $341,000 decrease in service charges on deposit accounts related to the Company’s overdraft privilege service; and (2) a $720,000 decrease in net gain on deferred compensation investments.

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

Third Quarter of 2015 vs. Third Quarter of 2014
Overall, non-interest expense increased $1.9 million or 15.5% for the three months ended September 30, 2015, compared to the same period in 2014. This increase was primarily comprised of: (1) a $644,000 increase in salaries and employee benefits primarily related to new staff added for the Walnut Creek and Concord offices, increased contributions to employee benefit plans, and administrative officer raises; (2) a $261,000 increase in net gain on deferred compensation investments; and (3) a $584,000 increase in marketing, product development and promotional expenses related to the Company’s expansion of its branch network in the bay area, development of deposit products, and the Bank’s upcoming 100th anniversary.

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

Nine Months Ending September 30, 2015 vs. Nine Months Ending September 30, 2014
Non-interest expense increased $4.3 million or 11.4% for the nine months ended September 30, 2015, compared to the same period of 2014. This increase was primarily due to: (1) a $2.9 million increase in salaries and employee benefits related to new staff added for the Walnut Creek and Concord offices, increased contributions to employee benefit plans, and administrative officer raises; (2) a $757,000 increase in marketing, product development and promotional expenses related to the Company’s expansion of its branch network  in the bay area, development of deposit products, and the Bank’s upcoming 100th anniversary; and (3) increased legal fee expense. These increases were partially offset by a $720,000 decrease in net gain on deferred compensation investments for the first nine months of 2015 when compared to the same period in 2014.

Income Taxes
The provision for income taxes increased 13.2% to $4.4 million for the third quarter of 2015. The Company’s effective tax rate was 38.2% for the third quarter of 2015 and 37.5% for the third quarter of 2014.

The provision for income taxes increased 13.1% to $12.5 million for the first nine months of 2015. The Company’s effective tax rate for the first nine months of 2015 was 38.2% compared to 37.0% for the same period in 2014.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at September 30, 2015, as compared to December 31, 2014 and to September 30, 2014. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans & leases. The debt securities in the Company’s investment portfolio have historically been comprised primarily of: (1) mortgage-backed securities issued by federal government-sponsored entities; (2) debt securities issued by US Treasury, government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, at certain times, the Company has selectively added investment grade corporate securities (floating rate and fixed rate with maturities less than 5 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity without subjecting the Company to the interest rate risk associated with mortgage-backed securities.

The Company’s investment portfolio at September 30, 2015 was $411.0 million compared to $430.4 million at the end of 2014, a decrease of $19.4 million or 4.5%. At September 30, 2014, the investment portfolio totaled $405.9 million. Between September 29, 2015 and September 30, 2015, the Company purchased $54.7 million of investment securities. These trades had not settled by September 30, 2015. Since the Company accounts for securities purchases and sales using trade date accounting, they are reflected on the quarter-end balance sheet, which resulted in a comparable increase in other liabilities at September 30, 2015. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company currently invests most of its available funds in either shorter term corporate, US Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company's total investment portfolio currently represents 16.4% of the Company’s total assets as compared to 18.2% at December 31, 2014, and 18.5% at September 30, 2014.

As of September 30, 2015 the Company held $64.1 million of municipal investments, of which $46.3 million were bank-qualified municipal bonds, all classified as HTM. In order to comply with Section 939A of the Dodd-Frank Act, the Company: (1) only invests in bonds rated AA or better; and (2) performs its own credit analysis on new purchases of municipal bonds. As of September 30, 2015, ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately two percent ($839,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $8.7 million at September 30, 2015, $34.8 million at December 31, 2014 and $4.9 million at September 30, 2014.

The Company classifies its investments as HTM, trading, or AFS. Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, 2015, December 31, 2014 and September 30, 2014, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Loans & Leases
Loans & leases can be categorized by borrowing purpose and use of funds. Common examples of loans & leases made by the Company include:

Commercial and Agricultural Real Estate - These are loans secured by farmland, commercial real estate, multifamily residential properties, and other non-farm, non-residential properties generally within our market area. Commercial mortgage term loans can be made if the property is either income producing or scheduled to become income producing based upon acceptable pre-leasing, and the income will be the Bank's primary source of repayment for the loan. Loans are made both on owner occupied and investor properties; generally do not exceed 10 years (and may have pricing adjustments on a shorter timeframe); have debt service coverage ratios of 1.00 or better with a target of greater than 1.25; and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk in the loan.

Real Estate Construction - These are loans for development and construction (the Company generally requires the borrower to fund the land acquisition) and are secured by commercial or residential real estate. These loans are generally made only to experienced local developers with whom the Bank has a successful track record; for projects in our service area; with Loan To Value (LTV) below 75%; and where the property can be developed and sold within 2 years. Commercial construction loans are made only when there is a written take-out commitment from the Bank or an acceptable financial institution or government agency. Most acquisition, development and construction loans are tied to the prime rate or LIBOR with an appropriate spread based on the amount of perceived risk in the loan.

Residential 1st Mortgages - These are loans primarily made on owner occupied residences; generally underwritten to income and LTV guidelines similar to those used by FNMA and FHLMC; however, we will make loans on rural residential properties up to 40 acres. Most residential loans have terms from ten to twenty years and carry fixed rates priced off of treasury rates. The Company has always underwritten mortgage loans based upon traditional underwriting criteria and does not make loans that are known in the industry as “subprime,” “no or low doc,” or “stated income.”

Home Equity Lines and Loans - These are loans made to individuals for home improvements and other personal needs. Generally, amounts do not exceed $250,000; Combined Loan To Value (CLTV) does not exceed 80%; FICO scores are at or above 670; Total Debt Ratios do not exceed 43%; and in some situations the Company is in a 1st lien position.

Agricultural - These are loans and lines of credit made to farmers to finance agricultural production. Lines of credit are extended to finance the seasonal needs of farmers during peak growing periods; are usually established for periods no longer than 12 to 36 months; are often secured by general filing liens on livestock, crops, crop proceeds and equipment; and are most often tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan. Term loans are primarily made for the financing of equipment, expansion or modernization of a processing plant, or orchard/vineyard development; have maturities from five to seven years; and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk in the loan.

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

Overall, the Company's loan & lease portfolio at September 30, 2015 totaled $1.9 billion, an increase of $294.5 million or 18.2% over September 30, 2014. This increase has occurred despite the continuing sluggish economic conditions in the Central Valley of California and is a result of: (1) the Company’s intensified business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek, Concord, and Irvine. No assurances can be made that this growth in the loan & lease portfolio will continue.

Loans & leases at September 30, 2015 increased $198.0 million from December 31, 2014, primarily as a result of strong growth in real estate segments offset to some extent by normal seasonal pay downs of loans made to the Company’s agricultural customers.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	September 30, 2015		December 31, 2014		September 30, 2014
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$564,583	29.4%	$495,316	28.9%	$477,726	30.6%
Agricultural Real Estate	432,610	22.6%	357,207	20.8%	364,161	24.1%
Real Estate Construction	161,762	8.4%	96,519	5.6%	104,463	2.5%
Residential 1st Mortgages	196,893	10.3%	171,880	10.0%	168,310	10.5%
Home Equity Lines and Loans	31,833	1.7%	33,017	1.9%	33,283	2.9%
Agricultural	249,783	13.0%	281,963	16.4%	237,521	16.5%
Commercial	210,491	11.0%	230,819	13.5%	192,804	12.3%
Consumer & Other	6,735	0.4%	4,719	0.3%	4,816	0.4%
Leases	60,578	3.2%	44,217	2.6%	36,908	0.2%
Total Gross Loans & Leases	1,915,268	100.0%	1,715,657	100.0%	1,619,992	100.0%
Less: Unearned Income	4,998		3,413		4,221
Subtotal	1,910,270		1,712,244		1,615,771
Less: Allowance for Credit Losses	39,090		35,401		34,267
Net Loans & Leases	$1,871,180		$1,676,843		$1,581,504

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of September 30, 2015, classified loans totaled $6.0 million compared to $3.6 million at December 31, 2014 and $3.7 million at September 30, 2014.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of September 30, 2015 non-accrual loans & leases totaled $2.9 million. At December 31, 2014 and September 30, 2014, non-accrual loans totaled $2.3 million and $2.5 million, respectively.

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

As of September 30, 2015, restructured loans & leases on accrual totaled $5.0 million as compared to $5.0 million at December 31, 2014. Restructured loans on accrual at September 30, 2014 were $4.5 million.

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

Non-Performing Assets
(in thousands)	September 30, 2015	Dec. 31, 2014	September 30, 2014
Non-Performing Loans & Leases	$2,904	$2,270	$2,497
Other Real Estate	2,441	3,299	3,299
Total Non-Performing Assets	$5,345	$5,569	$5,796

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.15%	0.13%	0.15%
Restructured Loans & Leases (Performing)	$5,001	$4,955	$4,476

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $755,000, $940,000, and $990,000 have been established for non-performing loans & leases at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

Foregone interest income on non-accrual loans & leases which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $100,000 for the nine months ended September 30, 2015, $92,000 for the year ended December 31, 2014, and $75,000 for the nine months ended September 30, 2014.

The Company reported $2.4 million of ORE at September 30, 2015, and $3.3 million at both December 31, 2014, and September 30, 2014. These values are all net of a reserve for ORE valuation adjustments in the amount of $3.7 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of September 30, 2015, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•	The Central Valley was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has stabilized throughout most of the Central Valley, housing prices for the most part have not fully recovered and unemployment levels remain above those in other areas of the state and country.

•	The state of California has experienced drought conditions since 2013. Although management continues to believe that current conditions will not have a material impact on credit quality during the 2015 growing season, the lack of rain continues to have an adverse impact on our agricultural customers’ operating costs, crop yields and crop quality. The longer the drought continues, the more significant this impact will become, particularly if ground water levels begin to significantly deteriorate or riparian rights are further curtailed. See “Part II. Other Information, Item 1A. Risk Factors” for additional information.

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

The Company's deposit balances at September 30, 2015 have increased $256.4 million or 13.7% compared to September 30, 2014. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory; and (3) the Company’s expansion of its service area into Walnut Creek, Concord, and Irvine. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 13.7% since September 30, 2014, the Company continues to focus on increasing low cost transaction and savings accounts:

•	Demand and interest-bearing transaction accounts increased $134.2 million or 15.9% since September 30, 2014.

•	Savings and money market accounts have increased $57.9 million or 9.4% since September 30, 2014.

•	Time deposit accounts have increased $64.4 million or 15.3% since September 30, 2014.

The Company's deposit balances at September 30, 2015 have increased $68.6 million or 3.3% compared to December 31, 2014. Savings and money market deposits increased 4.3% or $27.8 million while demand and interest-bearing transaction accounts increased by $25.1 million or 2.6% and time deposit accounts increased by $15.7 million or 3.3%. Deposit trends in the first nine months of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB Advances at September 30, 2015 were $5.5 million and $0 at December 31, 2014. FHLB advances were $36.0 million at September 30, 2014. There were no Federal Funds purchased or advances from the FRB at September 30, 2015, December 31, 2014 or September 30, 2014.

As of September 30, 2015 the Company has additional borrowing capacity of $319.1 million with the Federal Home Loan Bank and $331.8 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10.0 million through an offering of trust-preferred securities (“TPS”). See Note 13 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2014 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Basel III Regulatory Capital Rules”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 3.18% at September 30, 2015, 3.09% at December 31, 2014 and 3.08% at September 30, 2014. The average rate paid for these securities for the first nine months of 2015 was 3.16% compared to 3.14% for the first nine months of 2014. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $251.1 million at September 30, 2015, $233.2 million at December 31, 2014, and $227.2 million at September 30, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios set forth in the table below (all terms as defined in the regulations). As of September 30, 2015, that the Company and the Bank exceeded all capital adequacy requirements to which they are subject.

In its most recent notification from the FDIC the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain certain ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Total Capital Ratio	$287,718	12.24%	$187,999	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$258,221	10.99%	$105,749	4.5%	N/A	N/A
Tier 1 Capital Ratio	$258,221	10.99%	$140,999	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$258,221	10.44%	$98,953	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Total Capital Ratio	$287,643	12.24%	$187,987	8.0%	$234,984	10.0%
Common Equity Tier 1 Capital Ratio	$258,148	10.99%	$105,743	4.5%	$152,740	6.5%
Tier 1 Capital Ratio	$258,148	10.99%	$140,991	6.0%	$187,987	8.0%
Tier 1 Leverage Ratio	$258,148	10.44%	$98,922	4.0%	$123,653	5.0%

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

In 1998, the Board approved the Company’s first common stock repurchase program. This program has been extended and expanded several times since then, and most recently, on August 11, 2015, the Board of Directors approved an extension of the $20 million stock repurchase program over the three-year period ending September 30, 2018. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2014 Annual Report on Form 10-K for additional information.

There were no stock repurchases during the first nine months of 2015 or 2014. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

In January, 2015, the Company issued 1,700 shares of common stock and in September, 2015, the Company issued 3,200 shares of common stock. All of these shares were contributed to the Bank’s non-qualified defined contribution retirement plans. The shares issued in January had a price of $450 per share and the shares issued in September had a price of $515 per share. These share prices were based upon valuations completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital.

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

The final rules also implement other revisions to the current capital rules but, in general, those revisions are not as onerous as originally thought when the proposed rules were issued in September 2012. For instance, the Company’s subordinated debentures will continue to qualify for Tier 1 under the rules. The Company believes that it is currently in compliance with all of these new capital requirements (as fully phased-in) and that they will not result in any restrictions on the Company’s business activity.

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

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Commitments to Extend Credit	$743,030	$539,288	$543,595
Letters of Credit	13,919	9,734	7,470
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	3,665	2,042	263

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 18 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $167,000 at September 30, 2015 and $142,000 at December 31, 2014 and September 30, 2014. We do not anticipate any material losses as a result of these transactions.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at September 30, 2015 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2015, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.93% if rates increase by 200 basis points and a decrease in net interest income of 0.54% if rates decline 100 basis points. Comparatively, at December 31, 2014, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.98% if rates increase by 200 basis points and a decrease in net interest income of 0.17% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2014 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $71.0 million and repurchase lines of $100.0 million with major banks. As of September 30, 2015 the Company has additional borrowing capacity of $319.1 million with the FHLB and $331.8 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At September 30, 2015, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $190 million, which represents 9.58% of total assets.

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

During the quarter ended September 30, 2015, there were no changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under “Item 1A. Risk Factors” in the Company’s 2014 Annual Report to Shareholders on Form 10-K except for the risks described below.

Our Financial Results Can Be Impacted By The Cyclicality and Seasonality Of Our Agricultural Business And The Risks Related Thereto - The Company has provided financing to agricultural customers in the Central Valley throughout its history. We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices and changing climatic conditions, and manage these risks accordingly. The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry. Although the Company’s loan portfolio is believed to be well diversified, at various times during the first nine months of 2015 approximately 37% of the Company’s loan balances were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first nine months of 2015. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades are reported on the OTCQX (prior to January 12, 2015, the Over the Counter (“OTC”) Bulletin Board) under the symbol “FMCB.” Additionally, management is aware that there are private transactions in the Company’s common stock.

In January, 2015, the Company issued 1,700 shares of common stock and in September, 2015, the Company issued 3,200 shares of common stock. All of these shares were contributed to the Bank’s non-qualified defined contribution retirement plans. The shares issued in January had a price of $450 per share and the shares issued in September had a price of $515 per share. These share prices were based upon valuations completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

See “Index to Exhibits”

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: November 6, 2015	/s/ Kent A. Steinwert
Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	/s/ Stephen W. Haley
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