Form 10-K
period 2015-12-31
FARMERS & MERCHANTS BANCORP
filed 2016-03-14
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes  ☐ No  ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2015 (based on the last reported trade on June 25, 2015) was $415,679,000.

The number of shares of Common Stock outstanding as of February 29, 2016: 792,387

Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

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

Such factors include the following: (1) continuing economic sluggishness in the Central Valley of California; (2) significant changes in interest rates and loan prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (8) ongoing drought conditions in California and the resulting impact on the Company’s agricultural customers; (9) expansion into new geographic markets and new lines of business; and (10) other factors discussed in Item 1A. Risk Factors.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PART I

Item 1.	Business

General Development of the Business

August 1, 1916, marked the first day of business for Farmers & Merchants Bank. The Bank was incorporated under the laws of the State of California and licensed as a state-chartered bank. Farmers & Merchants’ first venture out of Lodi occurred when the Galt office opened in 1948. Since then the Bank has opened full-service branches in Linden, Modesto, Sacramento, Elk Grove, Turlock, Hilmar, Stockton, Merced, Walnut Creek and Concord.

In addition to 24 full-service branches, the Bank serves the needs of its customers through a stand-alone ATM located on the grounds of the Lodi Grape Festival. In 2007, the Bank began offering certain products over the internet at www.fmbonline.com.

During 2015, the Bank completed construction and relocated our South Sacramento and Modesto Crossroads branches to new facilities.  Additionally, as part of our expansion into the Easy Bay area of San Francisco, the Bank completed construction on a new branch location in Concord, which opened in the first half of 2015.

On March 10, 1999, the Company, pursuant to a reorganization, acquired all of the voting stock of Farmers & Merchants Bank of Central California (the “Bank”). The Company is a bank holding company incorporated in the State of Delaware and registered under the Bank Holding Company Act of 1956, as amended. The Company’s outstanding securities as of December 31, 2015, consisted of 790,787 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company’s principal asset.

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

Service Area

During 2015, the Company continued its efforts to broaden its geographic footprint by opening an additional branch in Concord, an area contiguous to Walnut Creek. The Company continues to look for opportunities to further expand its branch network in the East Bay area of San Francisco.

At the present time, the Company’s primary service area remains the mid Central Valley of California, including Sacramento, San Joaquin, Stanislaus and Merced counties, where we operate 21 full-service branches and one stand-alone ATM. This area encompasses:

•	Sacramento Metropolitan Statistical Area (“MSA”), with branches in Sacramento, Elk Grove and Galt. This MSA has a Population of 2.31 million and a Per Capita Income of approximately $50,000. The MSA includes significant employment in the following sectors: state and local government; agriculture; and trade, transportation and utilities. Unemployment currently stands at 5.3%.

•	Stockton MSA, with branches in Lodi, Linden and Stockton. This MSA has a Population of 0.74 million and a Per Capita Income of approximately $38,700. The MSA includes significant employment in the following sectors: state and local government; agriculture; trade, transportation, and utilities; and education and health services. Unemployment currently stands at 8.1%.

•	Modesto MSA, with branches in Modesto and Turlock. This MSA has a Population of 0.55 million and a Per Capita Income of approximately $39,100. The MSA includes significant employment in the following sectors: agriculture; trade, transportation and utilities; state and local government; and education and health services. Unemployment currently stands at 8.7%.

•	Merced MSA with branches in Hilmar and Merced. This MSA has a Population of 0.30 million and a Per Capita Income of approximately $35,800. The MSA includes significant employment in the following sectors: agriculture; state and local government; and trade, transportation and utilities. Unemployment currently stands at 10.5%.

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

The Company provides a broad complement of lending products, including commercial, real estate construction, agribusiness, consumer, credit card, real estate loans, and equipment leases. Commercial products include term loans, leases, lines of credit and other working capital financing and letters of credit. Financing products for individuals include automobile financing, lines of credit, residential real estate, home improvement and home equity lines of credit.

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

Employees

At December 31, 2015, the Company employed 316 full time equivalent employees. The Company believes that its employee relations are satisfactory.

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

Part of the USA Patriot Act requires covered financial institutions to: (i) establish an anti-money laundering program; (ii) establish appropriate anti-money laundering policies, procedures and controls; (iii) appoint a Bank Secrecy Act officer responsible for day-to-day compliance; and (iv) conduct independent audits. The USA Patriot Act also expands penalties for violation of the anti-money laundering laws, including expanding the circumstances under which funds in a bank account may be forfeited. The USA Patriot Act also requires covered financial institutions to respond, under certain circumstances, to requests for information from federal banking agencies within 120 hours.

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $47.1 million at December 31, 2015. During 2015, the Bank paid $10.9 million in dividends to the Company.

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

The implementation of Basel III requirements will increase the required capital levels that the Company and the Bank must maintain. The final rules include new minimum risk-based capital and leverage ratios, which would be phased in over time. The new minimum capital level requirements applicable to the Company and the Bank under the final rules will be: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets (“RWA”); (ii) a Tier 1 capital ratio of 6% of RWA; (iii) a total capital ratio of 8% of RWA; and (iv) a Tier 1 leverage ratio of 4% of total assets. The final rules also establish a "capital conservation buffer" of 2.5% above each of the new regulatory minimum capital ratios, which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0% of RWA; (ii) a Tier 1 capital ratio of 8.5% of RWA; and (iii) a total capital ratio of 10.5% of RWA. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. The final rules also permit the Company’s subordinated debentures issued in 2003 to continue to be counted as Tier 1 capital.

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

Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” institution must develop a capital restoration plan. At December 31, 2015, the Bank exceeded all of the required ratios for classification as “well capitalized.” It should be noted; however, that the Bank’s capital category is determined solely for the purpose of applying the federal banking agencies’ prompt corrective action regulations and the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

Federal banking regulators have also issued final guidance regarding commercial real estate (“CRE”) lending. This guidance suggests that institutions that are potentially exposed to significant CRE concentration risk will be subject to increased regulatory scrutiny. Institutions that have experienced rapid growth in CRE lending, have notable exposure to a specific type of CRE lending, or are approaching or exceed certain supervisory criteria that measure an institution’s CRE portfolio against its capital levels, may be subject to such increased regulatory scrutiny. The Company’s CRE portfolio may be viewed as falling within one or more of the foregoing categories, and accordingly may become subject to increased regulatory scrutiny because of the CRE portfolio. Institutions that are determined by their regulator to have an undue concentration in CRE lending may be required to maintain levels of capital in excess of the statutory minimum requirements and/or be required to reduce their concentration in CRE loans. As of the Company’s most recent regulatory examination (Q1 2015), the FDIC determined that, at that time, the Company did not have any undue concentrations in CRE lending. No guarantees can be made that this classification will not change as a result of future regulatory examinations.

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

The Bank’s FDIC premiums were $1.2 million in 2015 compared to $1.0 million in 2014. Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

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

Notice and Approval Requirements Related to Control
Banking laws impose notice, approval and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution. These laws include the BHCA and the Change in Bank Control Act. Among other things, these laws require regulatory filings by a stockholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution or bank holding company. The determination whether an investor "controls" a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by family members, affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party's ownership of the Company were to exceed certain thresholds, the investor could be deemed to "control" the Company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

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

Risks Associated With Our Business

Continuing Difficult Economic Conditions In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses - While the national economy and the economy of other portions of California have experienced improvements over the past several years, the Central Valley of California, which remains the Company’s primary market area, continues to experience sluggish economic conditions. This is reflected in: (1) continuing public sector financial stress, both at the local and statewide level. See “Item 1. Business – Service Area.” The State of California, a large employer in one of the Company’s market territories, continues to experience financial challenges, particularly relating to the funding of pension and other financial commitments made to retired employees, and the City of Stockton, which exited bankruptcy in February, 2015 but still faces financial challenges; and (2) continuing high levels of unemployment and home prices that have only slightly improved and remain well below peak levels.

Although we have initiated efforts to broaden our geographic footprint, our retail and commercial banking operations remain concentrated in Sacramento, San Joaquin, Stanislaus and Merced Counties. See “Item 1. Business – Service Area.” As a result of this geographic concentration, our results of operations depend largely upon economic conditions in these areas.  Whereas much of this area appears to have stabilized, real estate values remain well below peak prices and unemployment remains well above most other areas in the state and country. As a result, risk still remains from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans or leases. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan & lease performance and diversifying our credit portfolio. These policies and procedures; however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2016 and Beyond.”

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

In December 2012, the Financial Accounting Standards Board (“FASB”) issued a proposed Accounting Standards Update, Financial Instruments: Credit Losses, which establishes a new impairment framework also known as the "current expected credit loss model." In contrast to the incurred loss model currently used by financial entities like us, the current expected credit loss model requires an allowance be recognized based on the expected credit losses (i.e. all contractual cash flows that the entity does not expect to collect from financial assets or commitments to extend credit). It requires the consideration of more forward-looking information than is permitted under current U.S. generally accepted accounting principles. In addition to relevant information about past events and current conditions, such as borrowers’ current creditworthiness, quantitative and qualitative factors specific to borrowers, and the economic environment in which the entity operates, the new model requires consideration of reasonable and supportable forecasts that affect the expected collectability of the financial assets’ remaining contractual cash flows, and evaluation of the forecasted direction of the economic cycle, as well as time value of money. This proposed impairment framework is expected to have wide reaching implications to financial institutions such as us. The allowance for loan losses is likely to increase due to a larger volume of financial assets that fall within the scope of the proposed model, resulting in an adverse impact on net income, volatility in earnings and higher capital requirements.  The FASB continued to deliberate the proposed update at its December 2015 meeting and the full effect of the implementation of this new model is unknown until the proposed guidance is finalized.

We Are Dependent On Real Estate And Further Downturns In The Real Estate Market Could Hurt Our Business - A significant portion of our loan portfolio is dependent on real estate. See “Item 1. Business – Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms.” At December 31, 2015, real estate served as the principal source of collateral with respect to approximately 71% of our loan outstandings and 15% of loans outstanding were secured by production agricultural properties. Continuing stresses in current economic conditions and drought conditions in our local markets or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

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

Our Business Is Subject To Interest Rate Risk And Changes In Interest Rates May Adversely Affect Our Performance And Financial Condition - Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans & leases, the credit profile of our borrowers, the rates received on loans & leases and securities and rates paid on deposits and borrowings. The difference between the rates received on loans & leases and securities and the rates paid on deposits and borrowings is known as the net interest margin. Like many financial institutions, our net interest margin has been declining. Despite the FRB increasing short-term interest rates by 0.25% in December 2015, continued low interest rates and aggressive competitor pricing strategies may continue to push net interest margin lower in 2016.

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

Continuing low levels of market interest rates could adversely affect our earnings. The FRB regulates the supply of money and credit in the United States. Its policies determine, in large part, the cost of funds for lending and investing and the yield earned on those loans, leases and investments, which impact the Company’s net interest margin. Beginning in September 2007 the FRB implemented a series of rate reductions in response to the current state of the national economy and housing market as well as the volatility of financial markets. Rates have remained low ever since, and; despite the FRB having increased short-term interest rates by 0.25% in December 2015, show no signs of significantly increasing in the near future. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, and prepay their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our CRE and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan & lease demand available in our market. The inability to make sufficient loans & leases directly affects the interest income we earn. Lower loan & lease demand will generally result in lower interest income realized as we place funds in lower yielding investments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2016 and Beyond.”

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

New Market Areas And New Lines Of Business Or New Products And Services May Subject Us To Additional Risks. A Failure To Successfully Manage These Risks May Have A Material Adverse Effect On Our Business - As part of our growth strategy, we have implemented and may continue to implement new market areas and new lines of business. We recently have begun to implement plans to (i) expand into the East Bay area of San Francisco, which is a new market area for us, and (ii) introduce equipment leasing as a new product line.  There are risks and uncertainties associated with these efforts, particularly in instances where such product lines are not fully mature. In developing and marketing new lines of business and/or new products and services and/or shifting the focus of our asset mix and/or expanding into new markets, we may invest significant time and resources. Initial timetables may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives in these markets and shifting market preferences, may also impact the successful implementation. Failure to successfully manage these risks could have an adverse effect on our business, financial condition and results of operations.

Our Financial Results Can Be Impacted By The Cyclicality and Seasonality Of Our Agricultural Business And The Risks Related Thereto - The Company has provided financing to agricultural customers in the Central Valley throughout its history. We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices and changing climatic conditions, and manage these risks accordingly. The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry. Although the Company’s loan portfolio is believed to be well diversified, at various times during 2015 approximately 37% of the Company’s loan balances were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

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

Drought Conditions in California Affect Our Customers’ Businesses - The State of California has experienced drought conditions since 2013 and the farming belt of the Central Valley is often cited as an example of an area experiencing extreme drought. However, it is important to understand that not all areas of the state have been impacted equally, and this is particularly true in the Central Valley, which stretches some 450 miles from Bakersfield in the south to Redding in the north. The vast majority of the Company’s agricultural customers are located in the more northern portion of the Central Valley, an area that benefits from the drainage of the Sacramento, American, Mokelumne and Stanislaus rivers. As a result, at the current time farmers in this area still have access to reasonable ground water sources that are economical to pump.

In addition to pumping water from ground water sources, many of our agricultural customers have senior riparian water rights, which provide them the legal right to access surface water from the rivers that abut their property. In the spring of 2015, the State of California took the extreme step of threatening to curtail certain riparian water rights for those farmers taking water from the Delta, and as a result affected growers agreed to voluntarily cutback 25% of their normal water usage as opposed to undertaking a protracted legal fight. Even with these cutbacks, at the current time our agricultural customers still have access to sufficient levels of water to satisfy their needs.

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

Although management continues to believe that current conditions (which have improved as a result of increased levels of rain and snow during the early months of 2016) will not have a material impact on credit quality during the 2016 growing season, the lack of rain continues to have an adverse impact on our agricultural customers’ operating costs, crop yields and crop quality. If the drought continues, this impact will become more significant, particularly if ground water levels begin to significantly deteriorate or riparian rights are further curtailed.

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

Deposit Insurance Assessments Could Increase At Any Time, Which Will Adversely Affect Profits - FDIC deposit insurance expense for the years 2015, 2014, and 2013 was $1.2 million, $1.0 million, and $981,000, respectively. During 2011, the FDIC changed its methodology for calculating deposit premiums, See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” Any increases could have adverse effects on the operating expenses and results of operations of the Company.

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

As of December 31, 2015, approximately $1.1 billion, or 47.7%, of our deposits consisted of interest-bearing demand deposits, savings and money market accounts. Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.   Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

Deterioration Of Credit Quality Or Insolvency Of Insurance Companies May Impede Our Ability To Recover Losses - The financial crisis led certain major insurance companies to be downgraded by rating agencies. We have property, casualty and financial institution risk coverage underwritten by several insurance companies. In addition, some of our investments in obligations of state and political subdivisions are insured by insurance companies. While we closely monitor credit ratings of our insurers and insurers of our municipality securities, and we are poised to make quick changes if needed, we cannot predict an unexpected inability to honor commitments. We also invest in bank-owned life insurance policies on certain members of senior Management, which may lose value in the event of the carriers' insolvency. In the event that our bank-owned life insurance policy carriers' credit ratings fall below investment grade, we may exchange policies underwritten by them to another carrier at a cost charged by the original carrier, or we may terminate the policies that may result in adverse tax consequences.

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

Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in twenty-four locations in the Company's service area. Of the twenty-four locations, fifteen are owned and nine are leased. The expiration of these leases occurs between the years 2016 and 2024. See Note 19, located in “Item 8. Financial Statements and Supplementary Data.”

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

The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.” Additionally, management is aware that there are private transactions in the Company’s common stock.

The following table summarizes the actual high, low, and close sale prices for the Company's common stock since the first quarter of 2014. These figures are based on activity posted on the OTCQX and on private transactions between individual stockholders that are reported to the Company.

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2015	Fourth quarter	$585	$510	$525	$6.50
	Third quarter	532	500	525	-
	Second quarter	585	450	529	6.40
	First quarter	506	460	506	-

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2014	Fourth quarter	$466	$450	$463	$6.40
	Third quarter	445	430	450	-
	Second quarter	451	420	433	6.30
	First quarter	448	417	425	-

As of January 31, 2016, there were approximately 1,451 stockholders of record of the Company’s common stock.

The Company and, before the Company was formed, the Bank, has paid cash dividends for the past 81 consecutive years. There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our 2003 subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank under state and federal laws. See “Item 1. Business – Supervision and Regulation.”

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

There were no shares repurchased by the Company during 2015. The approximate dollar value of shares that may yet be purchased under the program is $20 million.

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

The Rights Plan is similar to plans adopted by many other publicly traded companies. The effect of the Rights Plan is to discourage any potential acquirer from triggering the Rights without first convincing Farmers & Merchants Bancorp’s Board of Directors that the proposed acquisition is fair to, and in the best interest of, all of the stockholders of the Company. The provisions of the Plan, if triggered by the Acquiring Person, will substantially dilute the equity and voting interest of any potential acquirer unless the Board of Directors approves of the proposed acquisition (under Article XV of the Company’s Certificate of Incorporation, the Board of Directors has the authority to consider any and all factors in determining whether an acquisition is in the best interests of the Company and its stockholders). Each Right, if and when exercisable, will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value, at a purchase price of $1,200 for each one one-hundredth of a share, subject to adjustment. Each holder of a Right (except for the Acquiring Person, whose Rights will be null and void upon such event) shall thereafter have the right to receive, upon exercise, that number of Common Shares of the Company having a market value of two times the exercise price of the Right. At any time before a person becomes an Acquiring Person, the Rights can be redeemed, in whole, but not in part, by Farmers and Merchants Bancorp’s Board of Directors at a price of $0.001 per Right.

The Rights Plan was set to expire on August 5, 2018.  On November 19, 2015, the Board of Directors approved a seven-year extension of the term of the Rights Plan.  Pursuant to an Amendment to the Rights Agreement dated February 18, 2016, the term of the Rights Plan was extended from August 5, 2018 to August 5, 2025.  The extension of the term of the Rights Plan was intended as a means to continue to guard against abusive takeover tactics and was not in response to any particular proposal. The Board also increased the purchase price under the Rights Plan to $1,600 per one one-hundredth of a preferred share from $1,200, to reflect the increase in the market price of the Company’s common stock over the past several years.

On December 4, 2014, the Company issued 6,200 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. See Note 16, located in “Item 8. Financial Statements and Supplementary Data.” These shares were issued at a price of $450 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

During 2015, the Company issued 6,705 shares of common stock. All of these shares were contributed to the Bank’s non-qualified defined contribution retirement plans. The shares issued had prices ranging from $450 per share to $525 per share. These share prices were based upon valuations completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital.

Performance Graphs

The following graph compares the Company’s cumulative total stockholder return on common stock from December 31, 2010 to December 31, 2015 to that of: (i) the Morningstar Banks Index - Regional (US) Industry Group; and (ii) the cumulative total return of the New York Stock Exchange market index. The graph assumes an initial investment of $100 on December 31, 2010 and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTCQX and on private transactions between individual stockholders that are reported to the Company. This data was furnished by Zacks SEC Compliance Services Group.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933.

Item 6.	Selected Financial Data

Farmers & Merchants Bancorp
Five Year Financial Summary of Operations
(in thousands except per share data)

Summary of Income:	2015	2014	2013	2012	2011
Total Interest Income	$90,075	$81,521	$76,531	$78,491	$82,354
Total Interest Expense	3,325	2,813	2,891	5,140	7,974
Net Interest Income	86,750	78,708	73,640	73,351	74,380
Provision for Credit Losses	750	1,175	425	1,850	6,775
Net Interest Income After Provision for Credit Losses	86,000	77,533	73,215	71,501	67,605
Total Non-Interest Income	14,575	14,329	15,937	14,110	12,274
Total Non-Interest Expense	56,259	51,366	50,870	48,277	45,028
Income Before Income Taxes	44,316	40,496	38,282	37,334	34,851
Provision for Income Taxes	16,924	15,094	14,221	13,985	12,642
Net Income	$27,392	$25,402	$24,061	$23,349	$22,209
Balance Sheet Data:
Total Assets	$2,615,345	$2,360,551	$2,076,073	$1,974,686	$1,919,684
Loans & Leases	1,996,359	1,712,244	1,388,236	1,246,902	1,163,078
Allowance for Credit Losses	41,523	35,401	34,274	34,217	33,017
Investment Securities	430,533	430,405	473,144	486,383	542,912
Deposits	2,277,532	2,064,073	1,807,691	1,722,026	1,626,197
Federal Home Loan Bank Advances	-	-	-	-	530
Shareholders' Equity	251,835	233,178	209,904	205,033	189,346

Selected Ratios:
Return on Average Assets	1.12%	1.17%	1.21%	1.22%	1.19%
Return on Average Equity	11.21%	11.43%	11.54%	11.62%	12.10%
Dividend Payout Ratio	37.08%	39.05%	40.41%	40.34%	41.24%
Average Loans & Leases to Average Deposits	84.44%	79.99%	74.28%	72.02%	74.48%
Average Equity to Average Assets	10.02%	10.28%	10.52%	10.45%	9.85%
Period-end Shareholders' Equity to Total Assets	9.63%	9.88%	10.11%	10.38%	9.86%

Basic Per Share Data:
Net Income (1)	$34.82	$32.64	$30.93	$29.99	$28.49
Cash Dividends Per Share	$12.90	$12.70	$12.50	$12.10	$11.75

(1)	Based on the weighted average number of shares outstanding of 786,582, 778,358, 777,882, 778,648, and 779,424 for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Although the Company has initiated efforts to expand its geographic footprint into the East Bay area of San Francisco,  California (see Item 1: Business – Service Area), the Company’s primary service area remains the mid Central Valley of California, a region that can be significantly impacted by the seasonal needs of the agricultural industry. Accordingly, discussion of the Company’s Financial Condition and Results of Operations is influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold).

The Five-Year Period: 2011 through 2015
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

Despite this challenging economic environment, in management’s opinion, the Company’s operating performance over the past five years has been exceptionally strong.

(in thousands, except per share data)
Financial Performance Indicator	2015	2014	2013	2012	2011

Net Income	$27,392	$25,402	$24,061	$23,349	$22,209
Total Assets	2,615,345	2,360,551	2,076,073	1,974,686	1,919,684
Total Loans & Leases	1,996,359	1,712,244	1,388,236	1,246,902	1,163,078
Total Deposits	2,277,532	2,064,073	1,807,691	1,722,026	1,626,197
Total Shareholders’ Equity	251,835	233,178	209,904	205,033	189,346
Total Risk-Based Capital Ratio	12.23%	12.93%	13.99%	14.96%	14.86%
Non-Performing Loans as a % of Total Loans	0.11%	0.13%	0.19%	0.74%	0.36%
Substandard Loans as a % of Total Loans	0.31%	0.21%	0.41%	1.72%	3.67%
Net (Recoveries) Charge-Offs to Average Loans	(0.30%)	0.00%	0.03%	0.05%	0.51%
Loan Loss Allowance as a % of Total Loans	2.07%	2.06%	2.46%	2.74%	2.83%
Return on Average Assets	1.12%	1.17%	1.21%	1.22%	1.19%
Return on Average Equity	11.21%	11.43%	11.54%	11.62%	12.10%
Earnings Per Share	34.82	32.64	30.93	29.99	28.49
Cash Dividends Per Share	12.90	12.70	12.50	12.10	11.75
Cash Dividends Declared	10,157	9,919	9,723	9,418	9,158
High Stock Price – Fourth Quarter	585	466	417	405	400
Low Stock Price – Fourth Quarter	510	450	405	355	345
Closing Stock Price – Fourth Quarter	525	463	417	405	400

Management believes that the Company’s performance compared very favorably to its peer banks during the five-year period ending December 31, 2015:

•	Net income over the five-year period totaled $122.4 million and increased in each and every year.

•	Return on Average Assets never dropped below 1.12% in any single year and averaged 1.18% over the five-year period.

•	Total assets increased 42.0% from $1.8 billion at December 31, 2010 to $2.6 billion at December 31, 2015 .

•	Total loans & leases increased 69.8% from $1.2 billion at December 31, 2010 to $2.0 billion at December 31, 2015.

•	Total deposits increased 45.4% from $1.6 billion at December 31, 2010 to $2.3 billion at December 31, 2015.

More recently:

•	In 2015, the Company earned $27.4 million for a return on average assets of 1.12%.

•	In 2015, despite significant loan growth, the Company maintained its percentage of credit loss allowance to total loans & leases at approximately 2.07% by increasing the allowance by $6.1 million through a provision of $750,000 and recoveries of $5.4 million.

•	In 2015, the Company increased its cash dividend per share by 1.6% over 2014 levels, and our strong financial performance has allowed us to increase dividends every year during this five-year period.

•	The Company’s total risk based capital ratio was -12.23% at December 31, 2015, and the Bank achieved the highest regulatory classification of “well capitalized” in each of the five years. See “Financial Condition – Capital.”

•	The Company continued to diversify its: (1) geographic market by establishing a new branch in Concord, CA; and (2) lending products by expanding its equipment leasing activities.

•	Despite continuing sluggish economic conditions in the Company’s local markets, the Company’s asset quality remains very strong compared to peer banks at the present time, when measured by: (1) net recoveries of 0.30% of average loans & leases during 2015; and (2) substandard loans & leases totaling 0.31% of total loans & leases at December 31, 2015. See “Results of Operations – Provision and Allowance for Credit Losses” and “Financial Condition – Classified Loans & Leases and Non-Performing Assets.”

Because of this strong earnings performance, capital position, and asset quality, stockholders have benefited from the fact that cash dividends per share have increased 13.7% since 2010, and totaled $61.95 per share over the five-year period. The 2015 dividend of $12.90 per share represents a 2.46% yield based upon the December 31, 2015 ending stock price of $525 per share.

Looking Forward: 2016 and Beyond
In management’s opinion, the following key issues will continue to influence the financial results of the Company in 2016 and future years:

•	The Company’s earnings are heavily dependent on its net interest margin, which is sensitive to such factors as: (1) market interest rates; (2) the mix of our earning assets and interest-bearing liabilities; and (3) competitor pricing strategies.

-	During the fourth quarter of 2015, the FRB increased short-term market rates by 0.25%. However, market rates remain low, and Management does not expect this to change significantly during 2016.

-	Loan growth picked-up substantially in 2014 - 2015, partially as a result of our expansion into Walnut Creek, Concord and equipment leasing, but we still face a difficult economic environment in the Central Valley combined with a very competitive pricing environment. No assurances can be given that this recent growth in the loan & lease portfolio will continue.

-	Aggressive competitor pricing for loans, leases and deposits continues to require the Company to respond in order to retain key customers.

The combination of low market interest rates and aggressive competitor pricing has caused the Company’s net interest margin to decline from 4.89% in the second quarter of 2007 to 3.95% in the fourth quarter of 2015. Many of these factors may continue to push the net interest margin lower in 2016. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

•	The Company’s results are impacted by changes in the credit quality of its borrowers. Substandard loans & leases totaled $6.1 million or 0.31% of total loans & leases at December 31, 2015 vs. $3.6 million or 0.21% of total loans at December 31, 2014. Management believes, based on information currently available, that these levels are adequately covered by the Company’s $41.5 million allowance for credit losses as of December 31, 2015. See “Results of Operations - Provision and Allowance for Credit Losses” and “Financial Condition – Classified Loans & Leases and Non-Performing Assets.” The Company’s provision for credit losses was $750,000 in 2015, compared to $1.2 million in 2014 and $425,000 in 2013. See “Item 1A. Risk Factors.”

•	FDIC deposit insurance expense for the years 2015, 2014, and 2013 was $1.2 million, $1.0 million, and $981,000, respectively. In 2011 the FDIC changed its methodology for calculating deposit premiums. See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” While FDIC deposit insurance assessments have stabilized in recent years, they remain well above the pre-recession level the Company paid in 2007.

•	Congress and the Obama Administration are continuing to implement broad changes to the regulation of consumer financial products and the financial services industry as a whole. These changes could significantly affect the Company’s product offerings, pricing and profitability in areas such as debit and credit cards, home mortgages and deposit service charges.

•	The Company has expanded its geographic footprint to include Walnut Creek and Concord, CA and has established equipment leasing as a new line of business. Although Management believes that these initiatives will result in increased asset growth and earnings, along with reduced concentration risks, the start-up costs related to staff and facilities are significant and will take time to recoup.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ performance during each of the years in the three-year period ended December 31, 2015, and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying financial statements.

Net Interest Income/Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the years ending 2015, 2014, and 2013. Average balance amounts for assets and liabilities are the computed average of daily balances.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Year Ended December 31, 2015
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$66,729	$172	0.26%
Investment Securities:
U.S. Treasuries	34,040	451	1.32%
Government Agency & Government-Sponsored Entities	36,882	185	0.50%
Obligations of States and Political Subdivisions - Non-Taxable	62,016	3,121	5.03%
Mortgage Backed Securities	260,579	5,641	2.16%
Other	5,323	34	0.64%
Total Investment Securities	398,840	9,432	2.36%

Loans & Leases
Real Estate	1,251,061	58,701	4.69%
Home Equity Lines and Loans	31,918	1,709	5.35%
Agricultural	229,850	9,201	4.00%
Commercial	229,449	9,374	4.09%
Consumer	4,820	266	5.52%
Other	604	14	2.32%
Leases	54,763	2,293	4.19%
Total Loans & Leases	1,802,465	81,558	4.52%
Total Earning Assets	2,268,034	$91,162	4.02%

Unrealized Gain on Securities Available-for-Sale	4,483
Allowance for Credit Losses	(38,560)
Cash and Due From Banks	38,419
All Other Assets	165,348
Total Assets	$2,437,724

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$350,917	$243	0.07%
Savings and Money Market	690,561	1,155	0.17%
Time Deposits	487,560	1,591	0.33%
Total Interest Bearing Deposits	1,529,038	2,989	0.20%
Federal Home Loan Bank Advances	3,937	7	0.18%
Subordinated Debt	10,310	329	3.19%
Total Interest Bearing Liabilities	1,543,285	$3,325	0.22%
Interest Rate Spread			3.80%
Demand Deposits	605,592
All Other Liabilities	44,476
Total Liabilities	2,193,353
Shareholders' Equity	244,371
Total Liabilities & Shareholders' Equity	$2,437,724
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.07%
Net Interest Income and Margin on Total Earning Assets		87,837	3.87%
Tax Equivalent Adjustment		(1,087)
Net Interest Income		$86,750	3.82%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $5.7 million for the year ended December 31, 2015. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Year Ended December 31, 2014
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$62,452	$158	0.25%
Investment Securities:
U.S. Treasuries	0	0	0.00%
Government Agency & Government-Sponsored Entities	18,383	186	1.01%
Obligations of States and Political Subdivisions - Non-Taxable	65,202	3,552	5.45%
Mortgage Backed Securities	314,293	7,174	2.28%
Other	36,643	379	1.03%
Total Investment Securities	434,521	11,291	2.60%

Loans & Leases
Real Estate	1,027,795	49,914	4.86%
Home Equity Lines and Loans	34,017	1,881	5.53%
Agricultural	224,859	8,997	4.00%
Commercial	179,420	8,655	4.82%
Consumer	5,143	307	5.97%
Other	17	1	5.88%
Leases	28,136	1,555	5.53%
Total Loans & Leases	1,499,387	71,310	4.76%
Total Earning Assets	1,996,360	$82,759	4.15%

Unrealized Gain on Securities Available-for-Sale	1,462
Allowance for Credit Losses	(34,316)
Cash and Due From Banks	32,219
All Other Assets	166,860
Total Assets	$2,162,585

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$311,911	$167	0.05%
Savings and Money Market	627,129	1,051	0.17%
Time Deposits	430,968	1,268	0.29%
Total Interest Bearing Deposits	1,370,008	2,486	0.18%
Federal Home Loan Bank Advances	3,643	5	0.14%
Subordinated Debt	10,310	322	3.12%
Total Interest Bearing Liabilities	1,383,961	$2,813	0.20%
Interest Rate Spread			3.94%
Demand Deposits	504,470
All Other Liabilities	51,946
Total Liabilities	1,940,377
Shareholders' Equity	222,208
Total Liabilities & Shareholders' Equity	$2,162,585
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.06%
Net Interest Income and Margin on Total Earning Assets		79,946	4.00%
Tax Equivalent Adjustment		(1,238)
Net Interest Income		$78,708	3.94%
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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	2015 versus 2014 Amount of Increase (Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$11	$3	$14
Investment Securities:
U.S. Treasuries	451	-	451
Government Agency & Government-Sponsored Entities	124	(125)	(1)
Obligations of States and Political Subdivisions - Non-Taxable	(169)	(262)	(431)
Mortgage Backed Securities	(1,177)	(356)	(1,533)
Other	(238)	(107)	(345)
Total Investment Securities	(1,009)	(850)	(1,859)

Loans & Leases:
Real Estate	10,526	(1,739)	8,787
Home Equity Lines and Loans	(114)	(58)	(172)
Agricultural	200	4	204
Commercial	2,175	(1,456)	719
Consumer	(18)	(23)	(41)
Other	14	(1)	13
Leases	1,188	(450)	738
Total Loans & Leases	13,971	(3,723)	10,248
Total Earning Assets	12,973	(4,570)	8,403

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	23	53	76
Savings and Money Market	106	(2)	104
Time Deposits	177	146	323
Total Interest Bearing Deposits	306	197	503
Other Borrowed Funds	1	1	2
Subordinated Debt	-	7	7
Total Interest Bearing Liabilities	307	205	512
Total Change	$12,666	$(4,775)	$7,891
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	2014 versus 2013 Amount of Increase (Decrease) Due to Change in:
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

2015 Compared to 2014
Net interest income increased 10.2% to $86.8 million during 2015. On a fully tax equivalent basis, net interest income increased 9.9% and totaled $87.8 million during 2015 compared to $79.9 million for 2014. As more fully discussed below, the increase in net interest income was primarily due to an increase in average earning assets offset somewhat by a decrease in the net interest margin.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2015, the Company’s net interest margin was 3.87% compared to 4.00% in 2014. This decrease in net interest margin was due primarily to declining yields on earning assets in addition to a small increase in funding costs, offset somewhat by an increase in the mix of loans & leases as a percentage of total earning assets.

Average loans & leases totaled $1.8 billion for the year ended December 31, 2015; an increase of $303.1 million compared to the year ended December 31, 2014. Loans & leases increased from 75.1% of average earning assets during 2014 to 79.5% in 2015. The year-to-date yield on the loan & lease portfolio declined to 4.52% for the year ended December 31, 2015, compared to 4.76% for the year ended December 31, 2014. This lower yield partially offset the impact of an increase in average loan & lease balances but still resulted in interest revenue from loans & leases increasing 14.4% to $81.6 million for 2015. The Company continues to experience aggressive competitor pricing for loans & leases to which it may need to respond in order to retain key customers. This could place continuing negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Historically, the Company invested primarily in: (1) mortgage-backed securities issued by government-sponsored entities; (2) debt securities issued by the U.S. Treasury, government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, at certain times the Company selectively added investment grade corporate securities (floating rate and fixed rate with maturities less than 5 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity without subjecting the Company to the interest rate risk associated with mortgage-backed securities. Since the risk factor for these types of investments is generally lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases.

Average investment securities decreased $35.7 million in 2015 compared to the average balance during 2014. As a result, tax equivalent interest income on securities decreased $1.9 million to $9.4 million for the year ended December 31, 2015, compared to $11.3 million for the year ended December 31, 2014. The average yield, on a tax equivalent basis, in the investment portfolio was 2.36% in 2015 compared to 2.60% in 2014. This overall decrease in yield was caused primarily by a decrease in the mix of corporate securities and mortgage-backed securities as a percentage of total securities and an increase in the mix of lower yielding short-term U.S. Treasury securities. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2015. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest-bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which had been 0.25% since December 2008, but increased to 0.50% in December 2015. Average interest-bearing deposits with banks for the year ended December 31, 2015, was $66.7 million, an increase of $4.3 million compared to the average balance for the year ended December 31, 2014. Interest income on interest-bearing deposits with banks for the year ended December 31, 2015, increased $14,000 to $172,000 from the year ended December 31, 2014.

Average interest-bearing liabilities increased $159.3 million or 11.5% during the twelve months ended December 31, 2015. Of that increase: (1) interest-bearing deposits increased $159.0 million; (2) FHLB Advances decreased $294,000; and (3) subordinated debt remained unchanged.

The $159.0 million increase in average interest-bearing deposits was primarily in lower cost interest-bearing DDA, and savings and money market deposits, which increased $102.4 million since 2014, as higher cost time deposits increased by $56.6 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $3.0 million for 2015 and $2.5 million for 2014. The average rate paid on interest-bearing deposits was 0.20% in 2015 and 0.18% in 2014. Since most of the Company’s interest-bearing deposits are priced off of short-term market rates, the Company continues to benefit from the impact of lower market interest rates. See “Overview – Looking Forward: 2016 and Beyond” for a discussion of factors influencing the Company’s future deposit rates and their impact on net interest margin.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has stabilized throughout most of the Central Valley, housing prices for the most part have not fully recovered and unemployment levels remain above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of December 31, 2015, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The state of California has experienced drought conditions since 2013. Although current conditions did not have a material impact on credit quality during the 2015 growing season, and rain and snow levels in early 2016 have increased, the lack of rain continues to have an adverse impact on some of our agricultural customers’ operating costs, crop yields and crop quality. The longer the drought continues, the more significant this impact will become, particularly if ground water levels begin to significantly deteriorate or riparian rights are further curtailed. See “Item 1A. Risk Factors” for additional information.

The provision for credit losses totaled $750,000 in 2015 compared to $1.2 million in 2014 and $425,000 in 2013. Net recoveries during 2015 were $5.4 million compared to net charge-offs of $48,000 in 2014 and $368,000 in 2013. During 2015, the Company was able to fully recover $5.2 million that was charged-off in 2010 on restructured commercial real estate and construction loans. In addition to the full recovery of the charged off principal, this transaction also resulted in the recovery of $353,000 in interest income and the client’s payment of a financing fee of $1.1 million. See “Overview – Looking Forward: 2016 and Beyond,” “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk.”

The following table summarizes the activity and the allocation of the allowance for credit losses for the years indicated. (in thousands)

	2015	2014	2013	2012	2011
Allowance for Credit Losses Beginning of Year	$35,401	$34,274	$34,217	$33,017	$32,261
Provision Charged to Expense	750	1,175	425	1,850	6,775
Charge-Offs:
Commercial Real Estate	-	-	6	-	25
Agricultural Real Estate	-	-	575	-	384
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	73	16	152	449
Home Equity Lines and Loans	-	70	91	259	751
Agricultural	-	-	23	294	3,559
Commercial	12	1	60	198	788
Consumer & Other	84	132	120	145	190
Total Charge-Offs	96	276	891	1,048	6,146
Recoveries:
Commercial Real Estate	2,939	11	-	-	-
Agricultural Real Estate	-	-	-	90	18
Real Estate Construction	2,225	-	-	-	-
Residential 1st Mortgages	8	-	-	53	4
Home Equity Lines and Loans	87	58	115	14	13
Agricultural	4	8	42	61	10
Commercial	136	86	312	117	21
Consumer & Other	69	65	54	63	61
Total Recoveries	5,468	228	523	398	127
Net Recoveries (Charge-Offs)	5,372	(48)	(368)	(650)	(6,019)
Total Allowance for Credit Losses	$41,523	$35,401	$34,274	$34,217	$33,017
Ratios:
Allowance for Credit Losses to:
Total Loans & Leases at Year End	2.07%	2.06%	2.00%	2.46%	2.64%
Average Loans & Leases	2.30%	2.36%	2.70%	2.89%	2.82%
Consolidated Net (Recoveries) Charge-Offs to:
Total Loans & Leases at Year End	(0.27%)	0.00%	0.02%	0.05%	0.48%
Average Loans & Leases	(0.30%)	0.00%	0.03%	0.05%	0.51%

The table below breaks out year-to-date activity by portfolio segment (in thousands):

December 31, 2015	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2015	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Charge-Offs	-	-	-	-	-	-	(12)	(84)	-	-	(96)
Recoveries	2,939	-	2,225	8	87	4	136	69	-	-	5,468
Provision	(718)	2,696	(1,409)	(241)	(367)	200	(483)	(28)	1,083	17	750
Ending Balance- December 31, 2015	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523

Overall, the Allowance for Credit Losses as of December 31, 2015 increased $6.1 million from December 31, 2014. The allowance allocated to the following categories of loans changed as indicated during the twelve months ended December 31, 2015:

•	While Commercial Real Estate allowance balances increased $2.2 million primarily due to increased loan balances, a $2.9 million recovery on a previously charged off loan resulted in a decrease of $718,000 in the required provision.

•	Agricultural Real Estate allowance balances increased $2.7 million due to increased loan balances in this segment and increased qualitative factors in the Company’s allowance calculation related to the longer-term impact of continuing drought conditions in California.

•	Real Estate Construction allowance balances increased $816,000 primarily due to increased loan balances. A $2.2 million recovery on a previously charged off loan resulted in a decrease of $1.4 million in the required provision.

•	The allowance allocated to leases increased $1.1 million due primarily to increased lease balances in this segment.

	Allowance Allocation at December 31,
(in thousands)	2015 Amount	Percent of Loans in Each Category to Total Loans	2014 Amount	Percent of Loans in Each Category to Total Loans	2013 Amount	Percent of Loans in Each Category to Total Loans	2012 Amount	Percent of Loans in Each Category to Total Loans	2011 Amount	Percent of Loans in Each Category to Total Loans
Commercial Real Estate	$10,063	30.4%	$7,842	28.9%	$5,178	28.9%	$6,464	29.4%	$5,823	26.4%
Agricultural Real Estate	6,881	21.2%	4,185	20.8%	3,576	20.8%	2,877	23.6%	2,583	24.0%
Real Estate Construction	2,485	7.6%	1,669	5.6%	654	5.6%	986	3.0%	1,933	2.5%
Residential 1st Mortgages	789	10.3%	1,022	10.0%	1,108	10.0%	1,219	10.9%	1,251	9.2%
Home Equity Lines and Loans	2,146	1.7%	2,426	1.9%	2,767	1.9%	3,235	2.5%	3,746	4.4%
Agricultural	6,308	14.7%	6,104	16.4%	12,205	16.4%	10,437	18.4%	8,127	18.6%
Commercial	7,836	10.5%	8,195	13.5%	5,697	13.5%	7,963	10.8%	8,733	14.2%
Consumer & Other	175	0.3%	218	0.3%	176	0.3%	182	0.4%	207	0.7%
Leases	3,294	3.3%	2,211	2.6%	639	2.6%	-	0.0%	-	0.0%
Unallocated	1,546		1,529		2,274		854		614
Total	$41,523	100.0%	$35,401	100.0%	$34,274	100.0%	$34,217	99.0%	$33,017	100.0%

As of December 31, 2015, the allowance for credit losses was $41.5 million, which represented 2.07% of the total loan & lease balance. At December 31, 2014, the allowance for credit losses was $35.4 million or 2.06% of the total loan & lease balance. After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of December 31, 2015, was adequate.

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plan investments; and (6) fees from other miscellaneous business services. See “Overview – Looking Forward: 2016 and Beyond.”

2015 Compared to 2014
Non‑interest income totaled $14.6 million, an increase of $246,000 or 1.7% from non-interest income of $14.3 million for 2014.

Service charges on deposit accounts totaled $3.5 million, a decrease of $465,000 or 11.9% from service charges on deposit accounts of $3.9 million in 2014. This was due primarily to a decrease in fees related to the Company’s Overdraft Privilege Service.

Net gain on investment securities was $275,000 in 2015 compared to a net gain of $90,000 for 2014. See “Financial Condition-Investment Securities” for a discussion of the Company’s investment strategy.

Net gains on deferred compensation plan investments were $1.4 million in 2015 compared to net gains of $2.1 million in 2014. See Note 16, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Other non-interest income was $4.4 million, an increase of $1.2 million or 35.9% over 2014. This increase was primarily comprised of (1) a $1.1 million financing fee related to the full recovery of a loan previously charged off; (2) a $392,000 gain on the sale of our Sacramento branch building; and (3) a $284,000 increase in FHLB dividends as a result of the FHLB declaring a one-time special dividend. These increases were somewhat offset by a $483,000 decrease in gain on sale of leases.

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

Net gains on deferred compensation plan investments were $2.1 million in 2014 compared to net gains of $3.4 million in 2013.

Other non-interest income was $3.2 million, a decrease of $306,000 or 8.9% over 2013. This decrease was primarily due to the gain on sale of our Modesto Village branch building for $706,000, which took place in 2013. The absence of this gain in 2014 was partially offset by a $483,000 gain on the early termination of a lease agreement.

Non-Interest Expense
Non-interest expense for the Company includes expenses for: (1) salaries and employee benefits; (2) net gains and losses on non-qualified deferred compensation plan investments; (3) occupancy; (4) equipment; (5) supplies; (6) legal fees; (7) professional services; (8) data processing; (9) marketing; (10) deposit insurance; and (11) other miscellaneous expenses.

2015 Compared to 2014
Overall, non-interest expense totaled $56.3 million, an increase of $4.9 million or 9.5% for the year ended December 31, 2015.

Salaries and employee benefits increased $3.2 million or 8.9% primarily related to: (1) new staff added for the branches in Walnut Creek and Concord, CA and the Company’s equipment leasing activities; (2) bank wide raises; and (3) increased contributions to employee benefit plans.

Net gains on deferred compensation plan investments were $1.4 million in 2015 compared to net gains of $2.1 million in 2014. See Note 16, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

Occupancy expense in 2015 totaled $2.9 million, an increase of $194,000 or 7.2% from 2014 and equipment expense in 2015 totaled $3.2 million, an increase of $368,000 or 13.2% from 2014. Both of these increases were primarily related to operating lease payments and depreciation expense associated with: (1) expanding into Walnut Creek and Concord, CA and the equipment leasing business; (2) remodeling existing branch offices; and (3) replacing all ATM’s with the newest generation of technology.

Marketing expenses increased $902,000 from 2014 and totaled $1.3 million. This increase was due to: (1) product development and promotional expenses related to the Company’s expansion of its branch network in the San Francisco East Bay area; (2) development of new deposit products; and (3) the Bank’s 100th anniversary.

The Company’s total FDIC insurance costs increased $145,000 in 2015 to $1.2 million, a 13.8% from 2014.

Other non-interest expense increased $802,000, or 13.6%, to $6.7 million in 2015 compared to $5.9 million in 2014. The major components of this increase were: (1) a $141,000 increase in CRA qualified contributions; (2) a $166,000 increase in legal fees; (3) a $113,000 increase in Debit Card and ATM expenses; and (4) $254,000 in amortization expense related to low income housing tax credit investments.

2014 Compared to 2013
Overall, non-interest expense totaled $51.4 million, an increase of $496,000 or 1.0% for the year ended December 31, 2014.

Salaries and employee benefits increased $2.8 million or 8.3% primarily related to: (1) new staff added for the then loan production office in Walnut Creek and the Company’s equipment leasing activities; (2) bank wide raises; and (3) increased medical insurance premiums.

Net Gains on deferred compensation investments were $2.1 million in 2014 compared to net gains of $3.4 million in 2013.

Occupancy expense in 2014 totaled $2.7 million, an increase of $177,000 or 7.0% from 2013. This increase was primarily due to lease payments related to the new branch in Walnut Creek, CA and the Company’s equipment leasing activities.

Legal fee expense decreased $441,000 or 77.5% from 2013. This decrease was primarily related to reimbursement of certain prior years’ legal fees by the Company’s insurance company.

Other non-interest expense decreased $869,000, or 12.4%, to $6.1 million in 2014 compared to $7.0 million in 2013, primarily due to a $681,000 drop in operating losses.

Income Taxes
The provision for income taxes increased $1.8 million during 2015. The effective tax rate in 2015 was 38.2% compared to 37.3% in 2014 and 37.2% in 2013. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance, California enterprise zone interest income exclusion, and tax-exempt interest income on municipal securities and loans.

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

The Company’s investment portfolio at December 31, 2015 was $430.5 million compared to $430.4 million at December 31, 2014, a decrease of $128,000 or 0.03%. Between December 29, 2015 and December 30, 2015, the Company purchased $28.0 million of investment securities. These trades had not settled by December 31, 2015. Since the Company accounts for securities purchases and sales using trade date accounting, they are reflected on the year-end balance sheet, which resulted in a comparable increase in other liabilities at December 31, 2015 when compared to December 31, 2014. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company currently invests most of its available funds in either shorter term corporate, US Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company's total investment portfolio currently represents 16.5% of the Company’s total assets as compared to 18.2% at December 31, 2014.

As of December 31, 2015, the Company held $61.4 million of municipal investments, of which $43.7 million were bank-qualified municipal bonds, all classified as held-to-maturity (“HTM”). In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of December 31, 2015, ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately two percent ($539,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consist of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $9.5 million at December 31, 2015 and $34.8 million at December 31, 2014.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale (“AFS”). Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of December 31, 2015 and December 31, 2014, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Investment Portfolio
The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
December 31: (in thousands)	2015		2014		2013
U.S. Treasury Notes	$72,884	$-	$-	$-	$-	$-
Government Agency & Government Sponsored Entities	33,251	-	78,109	-	28,436	-
Obligations of States and Political Subdivisions - Non-Taxable	-	61,396	-	61,716	-	65,685
Mortgage Backed Securities	262,493	-	287,948	-	324,929	45
Corporate Securities	-	-	-	-	49,380	-
Other	509	-	485	2,147	1,894	2,775
Total Book Value	$369,137	$61,396	$366,542	$63,863	$404,639	$68,505
Fair Value	$369,137	$62,388	$366,542	$64,635	$404,639	$68,689

Analysis of Investment Securities Available-for-Sale
The following table is a summary of the relative maturities and yields of the Company's investment securities Available-for-Sale as of December 31, 2015.

December 31, 2015 (in thousands)	Fair Value	Average Yield
U.S. Treasury
One year or less	$27,998	0.14%
After one year through five years	44,886	1.32%
Total U.S. Treasury Securities	72,884	0.86%
Government Agency & Government Sponsored Entities
After one year through five years	33,251	1.35%
Total Government Agency & Government Sponsored Entities	33,251	1.35%
Other
One year or less	509	0.63%
Total Other Securities	509	0.63%
Mortgage Backed Securities	262,493	2.25%
Total Investment Securities Available-for-Sale	$369,137	1.89%
Note:  The average yield for floating rate securities is calculated using the current stated yield.

Analysis of Investment Securities Held-to-Maturity
The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2015. Non-taxable Obligations of States and Political Subdivisions have been calculated on a fully taxable equivalent basis.

December 31, 2015 (in thousands)	Book Value	Average Yield
Obligations of States and Political Subdivisions - Non-Taxable
After one year through five years	$12,793	5.34%
After five years through ten years	10,211	4.11%
After ten years	38,392	4.88%
Total Obligations of States and Political Subdivisions - Non-Taxable	61,396	4.85%
Total Investment Securities Held-to-Maturity	$61,396	4.85%

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

In order to be responsive to borrower needs, the Company prices loans & leases: (1) on both a fixed rate and adjustable rate basis; (2) over different terms; and (3) based upon different rate indices; as long as these structures are consistent with the Company’s interest rate risk management policies and procedures. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk” for further details.

Overall, the Company's loan & lease portfolio at December 31, 2015 totaled $2.0 billion, an increase of $284.1 million or 16.6% over December 31, 2014. This increase has occurred despite the continuing sluggish economic conditions in the Central Valley of California and is a result of: (1) the Company’s intensified business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek and Concord. No assurances can be made that this growth in the loan & lease portfolio will continue.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of December 31 of the years indicated.

	2015		2014		2013		2012		2011
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate	$609,602	30.4%	$495,316	28.9%	$411,037	29.5%	$353,109	28.3%	$307,670	26.4%
Agricultural Real Estate	424,034	21.2%	357,207	20.8%	328,264	23.6%	311,992	25.0%	280,139	24.0%
Real Estate Construction	151,974	7.6%	96,519	5.6%	41,092	3.0%	32,680	2.6%	29,607	2.5%
Residential 1st Mortgages	206,405	10.3%	171,880	10.0%	151,292	10.9%	140,257	11.2%	107,421	9.2%
Home Equity Lines and Loans	33,056	1.7%	33,017	1.9%	35,477	2.5%	42,042	3.4%	50,956	4.4%
Agricultural	293,966	14.7%	281,963	16.4%	256,414	18.4%	221,032	17.7%	217,227	18.6%
Commercial	210,804	10.5%	230,819	13.5%	150,398	10.8%	143,293	11.5%	165,089	14.2%
Consumer & Other	6,592	0.3%	4,719	0.3%	5,052	0.4%	5,058	0.3%	6,935	0.7%
Leases	65,054	3.3%	44,217	2.6%	12,733	0.9%	-	0.0%	-	0.0%
Total Gross Loans & Leases	2,001,487	100.0%	1,715,657	100.0%	1,391,759	100.0%	1,249,463	100.0%	1,165,044	100.0%
Less: Unearned Income	5,128		3,413		3,523		2,561		1,966
Subtotal	1,996,359		1,712,244		1,388,236		1,246,902		1,163,078
Less: Allowance for Credit Losses	41,523		35,401		34,274		34,217		33,017
Loans & Leases, Net	$1,954,836		$1,676,843		$1,353,962		$1,212,685		$1,130,061

There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company on December 31, 2015.

(in thousands)	One Year or Less	Over One Year to Five Years	Over Five Years	Total
Commercial Real Estate	$15,678	$199,033	$388,939	$603,650
Agricultural Real Estate	25,272	66,059	332,703	424,034
Real Estate Construction	58,049	89,600	4,325	151,974
Residential 1st Mortgages	-	3,357	203,048	206,405
Home Equity Lines and Loans	48	651	32,357	33,056
Agricultural	143,191	111,941	38,834	293,966
Commercial	67,642	99,917	43,245	210,804
Consumer & Other	668	4,149	1,775	6,592
Leases	-	5,892	59,986	65,878
Total	$310,548	$580,599	$1,105,212	$1,996,359
Rate Sensitivity:
Fixed Rate	$24,901	$198,243	$506,353	$729,497
Variable Rate	285,648	382,356	598,858	1,266,862
Total	$310,549	$580,599	$1,105,211	$1,996,359
Percent	15.56%	29.08%	55.36%	100.00%

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan & lease review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified” and these loans & leases receive increased management attention. As of December 31, 2015, classified loans & leases totaled $6.1 million compared to $3.6 million at December 31, 2014.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of December 31, 2015 and 2014, non-accrual loans & leases totaled $2.2 million and $2.3 million.

Restructured Loans & Leases - A restructuring of a loan or lease constitutes a TDR under ASC 310-40, if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk, as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR loans, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

At both December 31, 2015 and 2014, restructured loans totaled $6.6 million with $5.0 million performing.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

The following table sets forth the amount of the Company's non-performing loans & leases and ORE as of December 31 of the years indicated.

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Non-Accrual Loans & Leases
Commercial Real Estate	$19	$-	$-	$-	$1,354
Agricultural Real Estate	-	-	-	5,423	954
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	65	77	324	445	284
Home Equity Lines and Loans	538	576	406	213	194
Agricultural	-	18	35	3,198	1,202
Commercial	1,524	1,586	1,815	-	217
Consumer & Other	10	13	16	19	23
Total Non-Accrual Loans & Leases	2,156	2,270	2,596	9,298	4,228
Accruing Loans & Leases Past Due 90 Days or More
Commercial Real Estate	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer & Other	-	-	-	-	-
Total Accruing Loans & Leases Past Due 90 Days or More	-	-	-	-	-
Total Non-Performing Loans & Leases	$2,156	$2,270	$2,596	$9,298	$4,228
Other Real Estate Owned	$2,441	$3,299	$4,611	$2,553	$2,924
Total Non-Performing Assets	$4,597	$5,569	$7,207	$11,851	$7,152
Restructured Loans & Leases (Performing)	$4,953	$4,955	$4,649	$2,300	$4,710
Non-Performing Loans & Leases as a Percent of Total Loans & Leases	0.11%	0.13%	0.19%	0.74%	0.36%

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

The Company reported $2.4 million of ORE at December 31, 2015, and $3.3 million at December 31, 2014. The December 31, 2015, carrying value of $2.4 million is net of a $3.7 million reserve for ORE valuation adjustments. ORE at December 31, 2015 includes a mix of raw land and residential finished lots.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of December 31, 2015, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•	The Central Valley was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has stabilized throughout most of the Central Valley, housing prices for the most part have not fully recovered and unemployment levels remain above those in other areas of the state and country.

•	The state of California has experienced drought conditions since 2013. Although management continues to believe that current conditions, which have improved as a result of increased levels of rain and snow during the early months of 2016, will not have a material impact on credit quality during the 2016 growing season, the lack of rain continues to have an adverse impact on some of our agricultural customers’ operating costs, crop yields and crop quality. If the drought continues, this impact will become more significant, particularly if ground water levels begin to significantly deteriorate or riparian rights are further curtailed. See “Item 1A. Risk Factors” for additional information.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The following table sets forth, by time remaining to maturity, the Company’s time deposits in amounts of $250,000 or more at December 31, 2015.

(in thousands)
Time Deposits of $250,000 or More
Three Months or Less	$184,967
Over Three Months Through Six Months	11,011
Over Six Months Through Twelve Months	22,708
Over Twelve Months	18,277
Total Time Deposits of $250,000 or More	$236,963

Refer to the Year-To-Date Average Balances and Rate Schedules located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

At December 31, 2015, deposits totaled $2.3 billion. This represents an increase of 10.3% or $213.5 million from December 31, 2014. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; and (2) the Company’s expansion of its service area into Walnut Creek and Concord. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 10.3% since December 31, 2014, the Company’s focus continues to be on increasing low cost transaction and savings accounts, which have grown at a faster pace:

•	Demand and interest-bearing transaction accounts increased $137.1 million or 14.4% since December 31, 2014.

•	Savings and money market accounts have increased $63.6 million or 9.9% since December 31, 2014.

•	Time deposit accounts have increased $12.7 million or 2.7% since December 31, 2014.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Bank’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at December 31, 2015 or 2014. There were no Federal Funds purchased or advances from the FRB at December 31, 2015 or 2014.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10.0 million through the sale of subordinated debentures to an off-balance sheet trust and its sale of trust-preferred securities. See Note 13, located in “Item 8. Financial Statements and Supplementary Data.” Under current regulatory guidelines, these subordinated debentures will continue to qualify as regulatory capital (See “Basel III Regulatory Capital Rules” for a discussion of the impact of regulatory guidelines on this qualification). These securities accrue interest at a variable rate based upon 3-month London InterBank Offered Rate (“LIBOR”) plus 2.85%. Interest rates reset quarterly (the next reset is March 16, 2016) and the rate was 3.38% as of December 31, 2015. The average rate paid for these securities was 3.19% in 2015 and 3.12% in 2014. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $251.8 million at December 31, 2015, and $233.2 million at the end of 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject. In addition, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. For further information on the Company’s and the Bank’s risk-based capital ratios, see Note 14, located in “Item 8. Financial Statements and Supplementary Data.”

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

In 2015 and 2014, the Company did not repurchase any shares under the Stock Repurchase Program. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Program is approximately $20 million.

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

On January 28, 2016, the Company issued 1,600 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $525 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from this issuance was contributed to the Bank as equity capital.

Throughout 2015, the Company issued 6,705 shares of common stock. All of these shares were contributed to the Bank’s non-qualified defined contribution retirement plans. The average share price of these newly issued shares was $501 per share. The share price for each issuance was based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital.

In December 2014, the Company issued 6,200 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. See Note 16, located in “Item 8. Financial Statements and Supplementary Data.” These shares were issued at a price of $450 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from this issuance was contributed to the Bank as equity capital.

Basel III Regulatory Capital Rules
Both the FRB and FDIC have approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. These rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act, and became effective as applied to the Company and Bank on January 1, 2015, with a phase-in period through January 1, 2019.

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

Under the new rules, the Company’s subordinated debentures will continue to qualify for Tier 1.

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

(in thousands)	December 31, 2015	December 31, 2014
Commitments to Extend Credit	$708,122	$539,288
Letters of Credit	14,745	9,734
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	2,758	2,042

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $167,000 at December 31, 2015 and $142,000 at December 31, 2014. We do not anticipate any material losses as a result of these transactions.

Aggregate Contractual Obligations and Commitments
The following table presents, as of December 31, 2015, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. For further information on the nature of each obligation type, see applicable note disclosures located in “Item 8. Financial Statements and Supplementary Data.”

(in thousands)	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Obligations	$2,040	$548	$593	$576	$323
Long-Term Subordinated Debentures	10,310	-	-	-	10,310
Deferred Compensation (1)	42,057	1,841	3,323	2,780	34,113
Total	$54,407	$2,389	$3,916	$3,356	$44,746

(1) These amounts represent obligations to participants under the Company's various non-qualified deferred compensation plans. See Note 16 located in “Item 8. Financial Statements and Supplementary Data.”

Quarterly Unaudited Financial Data

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in 2015 and 2014. This information is derived from unaudited consolidated financial statements that include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

2015	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$21,293	$21,756	$23,038	$23,988	$90,075
Total Interest Expense	792	835	860	838	3,325
Net Interest Income	20,501	20,921	22,178	23,150	86,750
Provision for Credit Losses	600	50	-	100	750
Net Interest Income After Provision for Credit Losses	19,901	20,871	22,178	23,050	86,000
Total Non-Interest Income	4,664	2,826	3,710	3,375	14,575
Total Non-Interest Expense	14,218	12,761	14,488	14,792	56,259
Income Before Income Taxes	10,347	10,936	11,400	11,633	44,316
Provision for Income Taxes	3,944	4,187	4,360	4,433	16,924
Net Income	$6,403	$6,749	$7,040	$7,200	$27,392
Basic Earnings Per Common Share	$8.15	$8.59	$8.96	$9.12	$34.82

2014	First	Second	Third	Fourth
(in thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Total Interest Income	$19,047	$19,458	$20,614	$22,402	$81,521
Total Interest Expense	680	678	708	747	2,813
Net Interest Income	18,367	18,780	19,906	21,655	78,708
Provision for Credit Losses	-	-	-	1,175	1,175
Net Interest Income After Provision for Credit Losses	18,367	18,780	19,906	20,480	77,533
Total Non-Interest Income	3,162	3,943	2,920	4,304	14,329
Total Non-Interest Expense	11,640	13,034	12,542	14,150	51,366
Income Before Income Taxes	9,889	9,689	10,284	10,634	40,496
Provision for Income Taxes	3,607	3,585	3,852	4,050	15,094
Net Income	$6,282	$6,104	$6,432	$6,584	$25,402
Basic Earnings Per Common Share	$8.08	$7.84	$8.27	$8.45	$32.64

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Part 3 - An unallocated allowance often occurs due to the imprecision in estimating and allocating allowance balances associated with macro factors such as: (1) the continuing sluggish economic conditions in the Central Valley; and (2) the long-term impact of drought conditions currently being experienced in California.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at December 31, 2015 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At December 31, 2015, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 3.88% if rates increase by 200 basis points and a decrease in net interest income of 1.67% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $74 million and repurchase lines of $100 million with major banks. As of December 31, 2015, the Company has additional borrowing capacity of $335.7 million with the Federal Home Loan Bank and $365.6 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At December 31, 2015, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities available-for-sale of approximately $253.7 million, which represents 9.7% of total assets.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Farmers & Merchants Bancorp

Report of Management on Internal Control Over Financial Reporting

Management of Farmers & Merchants Bancorp and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The Company’s system of internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and fair presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 as described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Farmers & Merchants Bancorp

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Farmers & Merchants Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Stockton, California
March 14, 2016

Farmers & Merchants Bancorp
Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31,
Assets	2015	2014
Cash and Cash Equivalents:
Cash and Due from Banks	$49,913	$42,375
Interest Bearing Deposits with Banks	9,533	34,750
Total Cash and Cash Equivalents	59,446	77,125

Investment Securities:
Available-for-Sale	369,137	366,542
Held-to-Maturity	61,396	63,863
Total Investment Securities	430,533	430,405

Loans & Leases:	1,996,359	1,712,244
Less: Allowance for Credit Losses	41,523	35,401
Loans& Leases, Net	1,954,836	1,676,843

Premises and Equipment, Net	26,575	25,821
Bank Owned Life Insurance	55,898	53,990
Interest Receivable and Other Assets	88,057	96,367
Total Assets	$2,615,345	$2,360,551

Liabilities
Deposits:
Demand	$711,029	$610,133
Interest-Bearing Transaction	377,594	341,397
Savings and Money Market	707,885	644,260
Time	481,024	468,283
Total Deposits	2,277,532	2,064,073

Subordinated Debentures	10,310	10,310
Interest Payable and Other Liabilities	75,668	52,990
Total Liabilities	2,363,510	2,127,373

Commitments & Contingencies (See Note 19)
Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 790,787 and 784,082 Shares Issued and Outstanding at December 31, 2015 and 2014, respectively.	8	8
Additional Paid-In Capital	81,164	77,804
Retained Earnings	170,068	152,833
Accumulated Other Comprehensive Income	595	2,533
Total Shareholders' Equity	251,835	233,178
Total Liabilities and Shareholders' Equity	$2,615,345	$2,360,551

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Income
(in thousands except per share data)

	Year Ended December 31,
	2015	2014	2013
Interest Income
Interest and Fees on Loans & Leases	$81,558	$71,310	$64,921
Interest on Deposits with Banks	172	158	79
Interest on Investment Securities:
Taxable	6,311	7,739	8,971
Exempt from Federal Tax	2,034	2,314	2,560
Total Interest Income	90,075	81,521	76,531

Interest Expense
Deposits	2,989	2,486	2,548
Borrowed Funds	7	5	16
Subordinated Debentures	329	322	327
Total Interest Expense	3,325	2,813	2,891

Net Interest Income	86,750	78,708	73,640
Provision for Credit Losses	750	1,175	425
Net Interest Income After Provision for Credit Losses	86,000	77,533	73,215

Non-Interest Income
Service Charges on Deposit Accounts	3,458	3,923	4,350
Net Gain (Loss)on Investment Securities	275	90	(229)
Increase in Cash Surrender Value of Life Insurance	1,908	1,881	1,856
Debit Card and ATM Fees	3,183	3,087	3,069
Net Gain on Deferred Compensation Investments	1,375	2,129	3,366
Other	4,376	3,219	3,525
Total Non-Interest Income	14,575	14,329	15,937

Non-Interest Expense
Salaries and Employee Benefits	39,683	36,446	33,658
Net Gain on Deferred Compensation Investments	1,375	2,129	3,366
Occupancy	2,884	2,690	2,513
Equipment	3,162	2,794	2,783
Marketing	1,254	353	263
FDIC Insurance	1,193	1,048	981
Other	6,708	5,906	7,306
Total Non-Interest Expense	56,259	51,366	50,870

Income Before Income Taxes	44,316	40,496	38,282
Provision for Income Taxes	16,924	15,094	14,221
Net Income	$27,392	$25,402	$24,061
Basic Earnings Per Common Share	$34.82	$32.64	$30.93

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net Income	$27,392	$25,402	$24,061

Other Comprehensive Income (Loss)
(Decrease) Increase in Net Unrealized (Loss) Gain on Available-for-Sale Securities	(3,069)	8,719	(16,564)
Deferred Tax Benefit (Expense) Related to Unrealized Gains (Losses)	1,290	(3,666)	6,965

Reclassification Adjustment for Realized (Gain) Loss on Available-for-Sale Securities Included in Net Income	(275)	(90)	229
Tax Expense (Benefit) Related to Reclassification Adjustment	116	38	(97)
Change in Net Unrealized (Loss) Gain on Available-for-Sale Securities, Net of Tax	(1,938)	5,001	(9,467)

Total Other Comprehensive (Loss) Income	(1,938)	5,001	(9,467)

Comprehensive Income	$25,454	$30,403	$14,594

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders' Equity
(in thousands except share and per share data)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance, January 1, 2013	777,882	$8	$75,014	$123,012	$6,999	$205,033
Net Income				24,061		24,061
Cash Dividends Declared on Common Stock ($12.50 per share)				(9,723)		(9,723)
Repurchase of Common Stock			-			-
Change in Net Unrealized (Loss) on Securities Available-for-Sale					(9,467)	(9,467)
Balance, December 31, 2013	777,882	$8	$75,014	$137,350	$(2,468)	$209,904
Net Income				25,402		25,402
Cash Dividends Declared on Common Stock ($12.70 per share)				(9,919)		(9,919)
Issuance of Common Stock	6,200		2,790			2,790
Change in Net Unrealized Gain on Securities Available-for-Sale					5,001	5,001
Balance, December 31, 2014	784,082	$8	$77,804	$152,833	$2,533	$233,178
Net Income				27,392		27,392
Cash Dividends Declared on Common Stock ($12.90 per share)				(10,157)		(10,157)
Issuance of Common Stock	6,705		3,360			3,360
Change in Net Unrealized (Loss) on Securities Available-for-Sale					(1,938)	(1,938)
Balance, December 31, 2015	790,787	$8	$81,164	$170,068	$595	$251,835

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net Income	$27,392	$25,402	$24,061
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	750	1,175	425
Depreciation and Amortization	1,685	1,325	1,506
Provision for Deferred Income Taxes	(907)	6,436	(8,501)
Net Amortization of Investment Security Premium & Discounts	1,554	1,659	3,068
Net (Gain) Loss on Investment Securities	(275)	(90)	229
Net Gain on Sale of Property & Equipment	(383)	(22)	(721)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	5,542	(15,070)	(3,719)
Net Increase in Interest Payable and Other Liabilities	1,015	4,822	10,851
Net Cash Provided by Operating Activities	36,373	25,637	27,199
Investing Activities
Purchase of Investment Securities Available-for-Sale	(203,996)	(132,619)	(221,745)
Proceeds from Sold, Matured, or Called Securities Available-for-Sale	227,157	177,324	208,962
Purchase of Investment Securities Held-to-Maturity	(17,747)	(17,692)	(2,077)
Proceeds from Matured, or Called Securities Held-to-Maturity	18,031	22,628	8,443
Net Loans & Leases Paid, Originated or Acquired	(284,211)	(324,284)	(142,225)
Principal Collected on Loans & Leases Previously Charged Off	5,468	228	523
Additions to Premises and Equipment	(2,726)	(4,274)	(1,614)
Proceeds from Sale of Property & Equipment	670	37	843
Net Cash Used by Investing Activities	(257,354)	(278,652)	(148,890)
Financing Activities
Net Increase in Deposits	213,459	256,382	85,665
Cash Dividends	(10,157)	(9,919)	(9,723)
Net Cash Provided by Financing Activities	203,302	246,463	75,942
Decrease in Cash and Cash Equivalents	(17,679)	(6,552)	(45,749)
Cash and Cash Equivalents at Beginning of Year	77,125	83,677	129,426
Cash and Cash Equivalents at End of Year	$59,446	$77,125	$83,677
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$-	$-	$4,403
Cash Payments Made for Income Taxes	$8,475	$15,030	$17,285
Issuance of Common Stock to the Bank's Non-Qualified Retirement Plans	$3,360	$2,790	$-
Interest Paid	$3,190	$2,787	$3,037

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

From time to time, the Company utilizes derivative financial instruments such as interest rate caps, floors, swaps, and collars. These instruments are purchased and/or sold to reduce the Company’s exposure to changing interest rates. The Company marks to market the value of its derivative financial instruments and reflects gain or loss in earnings in the period of change or in other comprehensive income (loss). The Company was not utilizing any derivative instruments as of or for the years ended December 31, 2015, 2014 and 2013.

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

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:
(in thousands)

	Amortized	Gross Unrealized		Fair/Book
December 31, 2015	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$33,536	$134	$419	$33,251
US Treasury Notes	73,048	-	164	72,884
Mortgage Backed Securities (1)	261,016	2,708	1,231	262,493
Other	509	-	-	509
Total	$368,109	$2,842	$1,814	$369,137

	Amortized	Gross Unrealized		Fair/Book
December 31, 2014	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$78,051	$61	$3	$78,109
Mortgage Backed Securities (1)	283,636	4,969	657	287,948
Other	485	-	-	485
Total	$362,172	$5,030	$660	$366,542

(1) All Mortgage Backed Securities were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows: (in thousands)

	Book	Gross Unrealized		Fair
December 31, 2015	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$61,396	$993	$1	$62,388
Total	$61,396	$993	$1	$62,388

	Book	Gross Unrealized		Fair
December 31, 2014	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$61,716	$782	$10	$62,488
Other	2,147	-	-	2,147
Total	$63,863	$782	$10	$64,635

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at December 31, 2015 by contractual maturity are shown in the following tables. (in thousands)

	Available-for-Sale		Held-to-Maturity
December 31, 2015	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within One Year	$28,507	$28,507	$-	$-
After One Year Through Five Years	78,586	78,137	12,793	12,853
After Five Years Through Ten Years	-	-	10,211	10,343
After Ten Years	-	-	38,392	39,192
	107,093	106,644	61,396	62,388

Investment Securities Not Due at a Single Maturity Date:
Mortgage Backed Securities	261,016	262,493	-	-
Total	$368,109	$369,137	$61,396	$62,388

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

	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	$29,944	$419	$-	$-	$29,944	$419
US Treasury Notes	44,887	164	-	-	44,887	164
Mortgage Backed Securities	78,899	1,089	7,277	142	86,176	1,231
Total	$153,730	$1,672	$7,277	$142	$161,007	$1,814

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$839	$1	$-	$-	$839	$1
Total	$839	$1	$-	$-	$839	$1

	Less Than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	$66,980	$3	$-	$-	$66,980	$3
Mortgage Backed Securities	14,487	151	33,574	506	48,061	657
Total	$81,467	$154	$33,574	$506	$115,041	$660

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$849	$5	$876	$5	$1,725	$10
Total	$849	$5	$876	$5	$1,725	$10

As of December 31, 2015, the Company held 254 investment securities of which 24 were in an unrealized loss position for less than twelve months. One security was in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At December 31, 2015, three securities of government agency and government sponsored entities were in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company's investments in securities of government agency and government sponsored entities were $419,000 at December 31, 2015 and $3,000 at December 31, 2014. The unrealized loss was caused by interest rate fluctuations. Repayment of these investments is guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

 Mortgage Backed Securities - At December 31, 2015, eleven mortgage backed security investments were in a loss position for less than 12 months and one was in a loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage-backed securities were $1.2 million at December 31, 2015 and $657,000 at December 31, 2014. The unrealized losses were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015 or 2014.

Obligations of States and Political Subdivisions - At December 31, 2015, two obligations of states and political subdivisions were in a loss position for less than 12 months. None were in a loss position for 12 months or more.  As of December 31, 2015, over ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or the issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the three percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligation of states and political subdivision were $1,400 at December 31, 2015 and $10,000 at December 31, 2014. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company did not intend to sell the securities and it is more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2015 and December 31, 2014.

U.S. Treasury Notes – At December 31, 2015, eight U.S. Treasury Note security investments were in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company's investment in US treasury notes were $164,000 at December 31, 2015. The Company did not hold any U.S. treasury notes at December 31, 2014.  The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2015. The Company did not hold any U.S. Treasury note security investments at December 31, 2014.

Proceeds from sales and calls of securities were as follows:

(in thousands)	Gross Proceeds	Gross Gains	Gross Losses
2015	$61,335	$275	$-
2014	$130,174	$1,204	$1,114
2013	$81,390	$1,208	$1,437

Pledged Securities
As of December 31, 2015, securities carried at $189.2 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $178.8 million at December 31, 2014.

3. Federal Home Loan Bank of San Francisco Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock is reported in Other Assets and Interest Receivable on the Company’s Consolidated Balance Sheets and totaled $7.8 million at December 31, 2015 and $7.7 million at December 31, 2014.

4. Loans & Leases

Loans & leases as of December 31 consisted of the following:

(in thousands)	2015	2014
Commercial Real Estate	$609,602	$495,316
Agricultural Real Estate	424,034	357,207
Real Estate Construction	151,974	96,519
Residential 1st Mortgages	206,405	171,880
Home Equity Lines and Loans	33,056	33,017
Agricultural	293,966	281,963
Commercial	210,804	230,819
Consumer & Other	6,592	4,719
Leases	65,054	44,217
Total Gross Loans & Leases	2,001,487	1,715,657
Less: Unearned Income	5,128	3,413
Subtotal	1,996,359	1,712,244
Less: Allowance for Credit Losses	41,523	35,401
Loans & Leases, Net	$1,954,836	$1,676,843

At December 31, 2015, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $588.3 million and $595.9 million, respectively. The borrowing capacity on these loans was $500.4 million from FHLB and $365.6 million from the FRB.

5. Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses at December 31, 2015 and December 31, 2014 by portfolio segment and by impairment methodology (in thousands):

December 31, 2015	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2015	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Charge-Offs	-	-	-	-	-	-	(12)	(84)	-	-	(96)
Recoveries	2,939	-	2,225	8	87	4	136	69	-	-	5,468
Provision	(718)	2,696	(1,409)	(241)	(367)	200	(483)	(28)	1,083	17	750
Ending Balance- December 31, 2015	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Ending Balance Individually Evaluated for Impairment	61	-	-	69	35	115	905	28	-	-	1,213
Ending Balance Collectively Evaluated for Impairment	10,002	6,881	2,485	720	2,111	6,193	6,931	147	3,294	1,546	40,310
Loans & Leases:
Ending Balance	$603,650	$424,034	$151,974	$206,405	$33,056	$293,966	$210,804	$6,592	$65,878	$-	$1,996,359
Ending Balance Individually Evaluated for Impairment	3,420	-	-	2,010	1,214	606	4,760	34	-	-	12,044
Ending Balance Collectively Evaluated for Impairment	600,230	424,034	151,974	204,395	31,842	293,360	206,044	6,558	65,878	-	1,984,315

December 31, 2014	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2014	$5,178	$3,576	$654	$1,108	$2,767	$12,205	$5,697	$176	$639	$2,274	$34,274
Charge-Offs	-	-	-	(73)	(70)	-	(1)	(132)	-	-	(276)
Recoveries	11	-	-	-	58	8	86	65	-	-	228
Provision	2,653	609	1,015	(13)	(329)	(6,109)	2,413	109	1,572	(745)	1,175
Ending Balance- December 31, 2014	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Ending Balance Individually Evaluated for Impairment	377	-	-	422	329	114	914	41	-	-	2,197
Ending Balance Collectively Evaluated for Impairment	7,465	4,185	1,669	600	2,097	5,990	7,281	177	2,211	1,529	33,204
Loans & Leases:
Ending Balance	$491,903	$357,207	$96,519	$171,880	$33,017	$281,963	$230,819	$4,719	$44,217	$-	$1,712,244
Ending Balance Individually Evaluated for Impairment	20,066	-	4,386	2,108	1,643	461	4,874	46	-	-	33,584
Ending Balance Collectively Evaluated for Impairment	471,837	357,207	92,133	169,772	31,374	281,502	225,945	4,673	44,217	-	1,678,660

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $4.9 million and $26.4 million at December 31, 2015 and 2014, respectively, which are no longer disclosed or classified as TDR’s.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at December 31, 2015 and December 31, 2014 (in thousands):

December 31, 2015	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$595,011	$7,917	$722	$603,650
Agricultural Real Estate	424,034	-	-	424,034
Real Estate Construction	150,379	1,595	-	151,974
Residential 1st Mortgages	205,135	413	857	206,405
Home Equity Lines and Loans	32,419	75	562	33,056
Agricultural	293,325	9	632	293,966
Commercial	199,467	8,160	3,177	210,804
Consumer & Other	6,411	-	181	6,592
Leases	65,878	-	-	65,878
Total	$1,972,059	$18,169	$6,131	$1,996,359

December 31, 2014	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$483,146	$8,651	$106	$491,903
Agricultural Real Estate	357,207	-	-	357,207
Real Estate Construction	94,887	1,632	-	96,519
Residential 1st Mortgages	170,462	744	674	171,880
Home Equity Lines and Loans	32,054	85	878	33,017
Agricultural	281,232	679	52	281,963
Commercial	211,036	18,143	1,640	230,819
Consumer & Other	4,449	-	270	4,719
Leases	44,217	-	-	44,217
Total	$1,678,690	$29,934	$3,620	$1,712,244

See Note 1. Significant Accounting Policies – Allowance for Credit Losses for a description of the internal risk ratings used by the Company. There were no loans & leases outstanding at December 31, 2015 and 2014 rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at December 31, 2015 and December 31, 2014 (in thousands):

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$705	$-	$-	$19	$724	$602,926	$603,650
Agricultural Real Estate	-	-	-	-	-	424,034	424,034
Real Estate Construction	-	-	-	-	-	151,974	151,974
Residential 1st Mortgages	97	194	-	65	356	206,049	206,405
Home Equity Lines and Loans	-	-	-	538	538	32,518	33,056
Agricultural	-	-	-	-	-	293,966	293,966
Commercial	-	-	-	1,524	1,524	209,280	210,804
Consumer & Other	7	-	-	10	17	6,575	6,592
Leases	-	-	-	-	-	65,878	65,878
Total	$809	$194	$-	$2,156	$3,159	$1,993,200	$1,996,359

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$491,903	$491,903
Agricultural Real Estate	-	-	-	-	-	357,207	357,207
Real Estate Construction	-	-	-	-	-	96,519	96,519
Residential 1st Mortgages	-	-	-	77	77	171,803	171,880
Home Equity Lines and Loans	79	-	-	576	655	32,362	33,017
Agricultural	-	-	-	18	18	281,945	281,963
Commercial	-	-	-	1,586	1,586	229,233	230,819
Consumer & Other	10	-	-	13	23	4,696	4,719
Leases	-	-	-	-	-	44,217	44,217
Total	$89	$-	$-	$2,270	$2,359	$1,709,885	$1,712,244

Non-accrual loans & leases at December 31, 2015 and 2014 were $2.2 million and $2.3 million, respectively. Interest income forgone on loans & leases placed on non-accrual status was $109,000, $92,000, and $52,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

The following tables show information related to impaired loans & leases at and for the year ended December 31, 2015 and December 31, 2014 (in thousands):

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$102	$104	$-	$479	$7
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	551	618	-	560	16
Home Equity Lines and Loans	581	646	-	620	3
Agricultural	193	193	-	105	3
Commercial	3,103	3,103	-	2,349	85
Consumer & Other	-	-	-	-	-
	$4,530	$4,664	$-	$4,113	$114
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$-	$-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	348	420	17	354	16
Home Equity Lines and Loans	134	151	7	136	5
Agricultural	412	413	115	431	28
Commercial	1,657	1,798	905	2,456	31
Consumer & Other	34	40	29	39	3
	$2,585	$2,822	$1,073	$3,416	$83
Total	$7,115	$7,486	$1,073	$7,529	$197

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$-	$-	$-	$49	$4
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	169	-
Agricultural	-	-	-	15	-
Commercial	-	-	-	1,620	54
	$-	$-	$-	$1,853	$58
With an allowance recorded:
Commercial Real Estate	$92	$92	$2	$47	$4
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	937	1,069	187	612	9
Home Equity Lines and Loans	951	1,020	190	803	10
Agricultural	461	473	114	473	28
Commercial	4,742	4,813	910	3,182	54
Consumer & Other	46	51	41	46	2
	$7,229	$7,518	$1,444	$5,163	$107
Total	$7,229	$7,518	$1,444	$7,016	$165

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

At December 31, 2015, the Company allocated $1.1 million of specific reserves to $6.6 million of troubled debt restructured loans, of which $5.0 million were performing. At December 31, 2014, the Company allocated $1.3 million of specific reserves to $6.6 million of troubled debt restructured loans, of which $5.0 million were performing. The Company had no commitments at December 31, 2015 and December 31, 2014 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ending December 31, 2015, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 4 to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 6 months to 30 years.

The following table presents loans by class modified as troubled debt restructured loans for the period ended December 31, 2015 (in thousands):

	December 31, 2015
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Agricultural	1	$194	$194
Commercial	1	131	119
Total	2	$325	$313

The troubled debt restructurings described above increased the allowance for credit losses by $70,000 and resulted in charge-offs of $12,000 for the twelve months ended December 31, 2015.

During the period ended December 31, 2015, there were no payment defaults on loans modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

6. Premises and Equipment

Premises and equipment as of December 31, consisted of the following:
(in thousands)	2015	2014
Land and Buildings	$33,530	$33,527
Furniture, Fixtures, and Equipment	19,125	20,244
Leasehold Improvements	2,437	1,763
Subtotal	55,092	55,534
Less: Accumulated Depreciation and Amortization	28,517	29,713
Total	$26,575	$25,821

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $1,685,000, $1,325,000, and $1,506,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Total rental expense for premises was $604,000, $530,000, and $411,000 for the years ended December 31, 2015, 2014, and 2013, respectively. Rental income was $94,000, $81,000, and $102,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

7. Other Real Estate

The Bank reported $2.4 million, net of $3.7 million reserve, in other real estate at December 31, 2015, and $3.3 million, net of $3.7 million reserve, in 2014. Other real estate includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred. Other real estate is reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets.

8. Time Deposits

Time Deposits of $250,000 or more as of December 31 were as follows:
(in thousands)	2015	2014
Balance	$236,963	$239,649

At December 31, 2015, the scheduled maturities of time deposits were as follows:

(in thousands)	Scheduled Maturities
2016	$432,551
2017	41,865
2018	4,994
2019	871
2020	743
Total	$481,024

9. Income Taxes

Current and deferred income tax expense (benefit) provided for the years ended December 31 consisted of the following:

(in thousands)	2015	2014	2013
Current
Federal	$11,979	$7,941	$11,497
State	4,446	4,345	4,357
Total Current	16,425	12,286	15,854
Deferred
Federal	383	3,116	(998)
State	116	(308)	(635)
Total Deferred	499	2,808	(1,633)
Total Provision for Taxes	$16,924	$15,094	$14,221

The total provision for income taxes differs from the federal statutory rate as follows:

	2015		2014		2013
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax Provision at Federal Statutory Rate	$15,510	35.0%	$14,174	35.0%	$13,399	35.0%
Interest on Obligations of States and Political Subdivisions exempt from Federal Taxation	(711)	(1.6%)	(805)	(2.0%)	(894)	(2.3%)
State and Local Income Taxes, Net of Federal Income Tax Benefit	2,966	6.7%	2,624	6.5%	2,419	6.3%
Bank Owned Life Insurance	(712)	(1.6%)	(696)	(1.7%)	(702)	(1.8%)
Low-Income Housing Tax Credit	(291)	(0.7%)	(126)	(0.3%)	(129)	(0.3%)
Other, Net	162	0.4%	(77)	(0.2%)	128	0.3%
Total Provision for Taxes	$16,924	38.2%	$15,094	37.3%	$14,221	37.1%

The components of net deferred tax assets as of December 31 are as follows:

(in thousands)	2015	2014
Deferred Tax Assets
Allowance for Credit Losses	$17,529	$14,944
Accrued Liabilities	8,614	8,184
Deferred Compensation	11,586	10,006
State Franchise Tax	1,549	1,521
Interest on Non-Accrual Loans	46	2
ORE Writedown and Holding Costs	1,547	1,724
Low-Income Housing Investment	73	58
Total Deferred Tax Assets	$40,944	$36,439
Deferred Tax Liabilities
Premises and Equipment	(869)	(286)
Securities Accretion	(310)	(298)
Unrealized Gain on Securities Available-for-Sale	(432)	(1,838)
Leasing Activities	(11,469)	(7,018)
Other	(744)	(786)
Total Deferred Tax Liabilities	(13,824)	(10,226)
Net Deferred Tax Assets	$27,120	$26,213

The net deferred tax assets are reported in Interest Receivable and Other Assets on the Company's Consolidated Balance Sheet.

The Company and its subsidiaries file income tax returns in the U.S. federal and California jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

10. Short Term Borrowings

As of December 31, 2015 and 2014, the Company had unused lines of credit available for short-term liquidity purposes of $701.4 million and $597.8 million, respectively. Federal Funds purchased and advances are generally issued on an overnight basis. There were no advances from the FHLB at December 31, 2015 or 2014. There were no Federal Funds purchased or advances from the FRB at December 31, 2015 or 2014.

11.  Securities Sold Under Agreement to Repurchase

Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings.

At December 31, 2015 and December 31, 2014, the Company had no securities sold under agreement to repurchase.

12. Federal Home Loan Bank Advances

The Company had no short-term or long-term advances from the Federal Home Loan Bank of San Francisco at December 31, 2015 or 2014.

In accordance with the Collateral Pledge and Security Agreement, advances are secured by all FHLB stock held by the Company and by government agency & government-sponsored entity securities and mortgage-backed securities with borrowing capacity of $300,000. At December 31, 2015, $588.3 million in loans were approved for pledging as collateral on borrowing lines with the FHLB. The borrowing capacity on these loans was $500.4 million.

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

On December 4, 2014, the Company issued 6,200 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $450 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

During 2015, the Company issued 6,705 shares of common stock. All of these shares were contributed to the Bank’s non-qualified defined contribution retirement plans. The shares issued had prices ranging from $450 per share to $525 per share. These share prices were based upon valuations completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital.

The Company and the Bank are subject to various federal regulatory capital requirements under the Basel III Capital Rules. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The implementation of Basel III requirements will increase the required capital levels that the Company and the Bank must maintain. The final rules include new minimum risk-based capital and leverage ratios, which would be phased in over time. The new minimum capital level requirements applicable to the Company and the Bank under the final rules will be: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets (“RWA”); (ii) a Tier 1 capital ratio of 6% of RWA; (iii) a total capital ratio of 8% of RWA; and (iv) a Tier 1 leverage ratio of 4% of total assets. The final rules also establish a "capital conservation buffer" of 2.5% above each of the new regulatory minimum capital ratios, which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0% of RWA; (ii) a Tier 1 capital ratio of 8.5% of RWA; and (iii) a total capital ratio of 10.5% of RWA. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. The final rules also permit the Company’s subordinated debentures issued in 2003 to continue to be counted as Tier 1 capital.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$290,941	12.22%	$190,480	8.0%	$238,101	10.0%
Total Consolidated Capital to Risk Weighted Assets	$291,152	12.23%	$190,493	8.0%	N/A	N/A
Total Bank Common Equity Tier 1 Capital Ratio	$261,031	10.96%	$107,145	4.5%	$154,765	6.5%
Total Consolidated Common Equity Tier 1 Capital Ratio	$251,240	10.55%	$107,152	4.5%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$261,031	10.96%	$142,860	6.0%	$190,480	8.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$261,240	10.97%	$142,870	6.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$261,031	10.30%	$101,402	4.0%	$126,753	5.0%
Tier 1 Consolidated Capital to Average Assets	$261,240	10.29%	$101,525	4.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$266,203	12.92%	$164,887	8.0%	$206,109	10.0%
Total Consolidated Capital to Risk Weighted Assets	$266,533	12.93%	$164,911	8.0%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$240,319	11.66%	$82,444	4.0%	$123,665	6.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$240,645	11.67%	$82,456	4.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$240,319	10.56%	$91,062	4.0%	$113,827	5.0%
Tier 1 Consolidated Capital to Average Assets	$240,645	10.55%	$91,219	4.0%	N/A	N/A

15. Dividends and Basic Earnings Per Common Share

Total cash dividends during 2015 were $10,157,000 or $12.90 per share of common stock, an increase of 1.6% per share from $9,919,000 or $12.70 per share in 2014. In 2013, cash dividends totaled $9,723,000 or $12.50 per share.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per common share for the periods indicated.

(net income in thousands)	2015	2014	2013
Net Income	$27,392	$25,402	$24,061
Weighted Average Number of Common Shares Outstanding	786,582	778,358	777,882
Basic Earnings Per Common Share	$34.82	$32.64	$30.93

16. Employee Benefit Plans

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $925,000, $875,000, and $825,000 for the years ended December 31, 2015, 2014, and 2013, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $1.1 million, $1.0 million, and $952,000 for the years ended December 31, 2015, 2014, and 2013, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions and after tax (Roth) contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

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

The Company expensed $3.5 million to the Executive Retirement Plan during the year ended December 31, 2015, $2.7 million during the year ended December 31, 2014 and $2.7 million during the year ended December 31, 2013. The Company’s total accrued liability under the Executive Retirement Plan was $31.3 million as of December 31, 2015 and $27.3 million as of December 31, 2014. All amounts have been fully funded in to a Rabbi Trust as of December 31, 2015.

The Company has purchased single premium life insurance policies on the lives of certain key employees of the Company. These policies provide: (1) financial protection to the Company in the event of the death of a key employee; and (2) significant income to the Company to offset the expense associated with the Executive Retirement Plan and other employee benefit plans, since the interest earned on the cash surrender value of the policies is tax exempt as long as the policies are used to finance employee benefits. As compensation to each employee for agreeing to allow the Company to purchase an insurance policy on his or her life, split dollar agreements have been entered into with those employees. These agreements provide for a division of the life insurance death proceeds between the Company and each employee’s designated beneficiary or beneficiaries.

The Company earned tax-exempt interest on the life insurance policies of $1.9 million for the years ended December 31, 2015, 2014, and 2013. As of December 31, 2015 and 2014, the total cash surrender value of the insurance policies was $55.9 million and $54.0 million, respectively.

Senior Management Retention Plan
The Company, through the Bank, sponsors a Senior Management Retention Plan (“SMRP”) for certain senior level employees. The SMRP is a non-qualified defined contribution plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. All contributions are discretionary and subject to the Board of Directors approval. Contributions are invested primarily in stock of the Company. The Company expensed $530,000 to the SMRP during the year ended December 31, 2015, $475,000 during the year ended December 31, 2014 and $536,000 during the year ended December 31, 2013. The Company’s total accrued liability under the SMRP was $2.3 million as of December 31, 2015 and $1.5 million as of December 31, 2014. All amounts have been fully funded in to a Rabbi Trust as of December 31, 2015.

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

At December 31, 2015, formal foreclosure proceedings were in process for $538,000 of consumer mortgage loans secured by residential real estate properties.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At December 31, 2015, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$33,251	$-	$33,251	$-
US Treasury Notes	72,884	72,884	-	-
Mortgage Backed Securities	262,493	-	262,493	-
Other	509	199	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$369,137	$73,083	$296,054	$-

		Fair Value Measurements At December 31, 2014, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$78,109	$10,005	$68,104	$-
Mortgage Backed Securities	287,948	-	287,948	-
Other	485	175	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$366,542	$10,180	$356,362	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the year ended December 31, 2015, there were no transfers in or out of level 1, 2, or  3.

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

		Fair Value Measurements At December 31, 2015, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential 1st Mortgage	$329	$-	$-	$329
Home Equity Lines and Loans	125	-	-	125
Agricultural	298	-	-	298
Commercial	752	-	-	752
Consumer	5	-	-	5
Total Impaired Loans	1,509	-	-	1,509
Other Real Estate:
Real Estate Construction	2,441	-	-	2,441
Total Other Real Estate	2,441	-	-	2,441
Total Assets Measured at Fair Value On a Non-Recurring Basis	$3,950	$-	$-	$3,950

		Fair Value Measurements At December 31, 2014, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$90	$-	$-	$90
Residential 1st Mortgage	748	-	-	748
Home Equity Lines and Loans	759	-	-	759
Agricultural	346	-	-	346
Commercial	3,832	-	-	3,832
Consumer	6	-	-	6
Total Impaired Loans	5,781	-	-	5,781
Other Real Estate:
Real Estate Construction	2,441	-	-	2,441
Agricultural Real Estate	858	-	-	858
Total Other Real Estate	3,299	-	-	3,299
Total Assets Measured at Fair Value On a Non-Recurring Basis	$9,080	$-	$-	$9,080

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2015:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:

Residential 1st Mortgages	$329	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% -5%, 3%

Home Equity Lines and Loans	$125	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 3%, 2%

Agricultural	$298	Income Approach	Capitalization Rate	16% - 16%, 16%

Commercial	$752	Income Approach	Capitalization Rate	16% - 16%, 16%

Consumer	$5	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	2% - 2%, 2%

Other Real Estate:

Real Estate Construction	$2,441	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
December 31, 2015 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$59,446	$59,446	$-	$-	$59,446

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	33,251	-	33,251	-	33,251
U.S. Treasury Notes	72,884	72,884	-		72,884
Mortgage Backed Securities	262,493	-	262,493	-	262,493
Other	509	199	310	-	509
Total Investment Securities Available-for-Sale	369,137	73,083	296,054	-	369,137

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	61,396	-	44,675	17,713	62,388
Total Investment Securities Held-to-Maturity	61,396	-	44,675	17,713	62,388

FHLB Stock	7,795	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	593,587	-	-	591,271	591,271
Agricultural Real Estate	417,153	-	-	405,295	405,295
Real Estate Construction	149,489	-	-	149,371	149,371
Residential 1st Mortgages	205,616	-	-	207,431	207,431
Home Equity Lines and Loans	30,910	-	-	32,360	32,360
Agricultural	287,658	-	-	285,733	285,733
Commercial	202,968	-	-	201,105	201,105
Consumer & Other	6,417	-	-	6,416	6,416
Leases	62,584	-	-	62,139	62,139
Unallocated Allowance	(1,546)	-	-	(1,546)	(1,546)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,954,836	-	-	1,939,575	1,939,575
Accrued Interest Receivable	9,240	-	9,240	-	9,240

Liabilities:
Deposits:
Demand	711,029	711,029	-	-	711,029
Interest Bearing Transaction	377,594	377,594	-	-	377,594
Savings and Money Market	707,885	707,885	-	-	707,885
Time	481,024	-	480,334	-	480,334
Total Deposits	2,277,532	1,796,508	480,334	-	2,276,842
Subordinated Debentures	10,310	-	6,424	-	6,424
Accrued Interest Payable	513	-	513	-	513

		Fair Value of Financial Instruments Using
December 31, 2014 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$77,125	$77,125	$-	$-	$77,125

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	78,109	10,005	68,104	-	78,109
Mortgage Backed Securities	287,948	-	287,948	-	287,948
Other	485	175	310	-	485
Total Investment Securities Available-for-Sale	366,542	10,180	356,362	-	366,542

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	61,716	-	49,085	13,403	62,488
Other	2,147	-	2,147	-	2,147
Total Investment Securities Held-to-Maturity	63,863	-	51,232	13,403	64,635

FHLB Stock	7,677	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	484,061	-	-	481,037	481,037
Agricultural Real Estate	353,022	-	-	353,288	353,288
Real Estate Construction	94,850	-	-	95,022	95,022
Residential 1st Mortgages	170,858	-	-	173,916	173,916
Home Equity Lines and Loans	30,591	-	-	32,456	32,456
Agricultural	275,859	-	-	274,195	274,195
Commercial	222,624	-	-	222,175	222,175
Consumer & Other	4,501	-	-	4,535	4,535
Leases	42,006	-	-	40,298	40,298
Unallocated Allowance	(1,529)	-	-	(1,529)	(1,529)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,676,843	-	-	1,675,393	1,675,393
Accrued Interest Receivable	7,797	-	7,797	-	7,797

Liabilities:
Deposits:
Demand	610,133	610,133	-	-	610,133
Interest Bearing Transaction	341,397	341,397	-	-	341,397
Savings and Money Market	644,260	644,260	-	-	644,260
Time	468,283	-	468,161	-	468,161
Total Deposits	2,064,073	1,595,790	468,161	-	2,063,951
Subordinated Debentures	10,310	-	6,227	-	6,227
Accrued Interest Payable	378	-	378	-	378

Fair value estimates presented herein are based on pertinent information available to management as of December 31, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

(in thousands)	December 31, 2015	December 31, 2014
Commitments to Extend Credit	$708,122	$539,288
Letters of Credit	14,745	9,734
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	2,758	2,042

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

The Company is obligated under a number of noncancellable operating leases for premises and equipment used for banking purposes. Minimum future rental commitments under noncancellable operating leases as of December 31, 2015, were $548,000, $314,000, $279,000, $288,000, and $288,000 for the years 2016 through 2020, and $323,000 for the remaining term of the leases.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

The Company may be required to maintain average reserves on deposit with the Federal Reserve Bank primarily based on deposits outstanding. There were no reserve requirements during 2015 or 2014.

20. Recent Accounting Developments

In January 2014, the FASB issued Accounting Standards Update (ASU) 2014-04 - Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This Update clarifies when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The objective of the amendments in this Update is to reduce diversity in practice. An in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operation, cash flows, or disclosure.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires that a lessee recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, the standard will require both types of leases to be recognized on the balance sheet. It also requires disclosures to better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The new standard applies to public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the impact of adoption.

21. Parent Company Financial Information

The following financial information is presented as of December 31 for the periods indicated.

Farmers & Merchants Bancorp
Condensed Balance Sheets

(in thousands)	2015	2014
Cash	$308	$363
Investment in Farmers & Merchants Bank of Central California	261,626	242,852
Investment Securities	409	410
Other Assets	60	201
Total Assets	$262,403	$243,826

Subordinated Debentures	$10,310	$10,310
Liabilities	258	338
Shareholders' Equity	251,835	233,178
Total Liabilities and Shareholders' Equity	$262,403	$243,826

Farmers & Merchants Bancorp
Condensed Statements of Income

	Year Ended December 31,
(in thousands)	2015	2014	2013
Equity in Undistributed Earnings in Farmers & Merchants Bank of Central California	$17,352	$18,211	$14,352
Dividends from Subsidiary	10,875	8,000	10,450
Interest Income	10	10	10
Other Expenses, Net	(1,451)	(1,406)	(1,288)
Tax Benefit	606	587	537
Net Income	$27,392	$25,402	$24,061

Farmers & Merchants Bancorp
Condensed Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash Flows from Operating Activities:
Net Income	$27,392	$25,402	$24,061
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Net Earnings from Subsidiary	(17,352)	(18,211)	(14,352)
Net (Increase) Decrease in Other Assets	(79)	(114)	38
Net Increase (Decrease) in Liabilities	141	(1)	180
Net Cash Provided by Operating Activities	10,102	7,076	9,927
Investing Activities:
Payments for Investments in Subsidiaries	(3,360)	-	-
Net Cash Used by Investing Activities	(3,360)	-	-
Financing Activities:
Issuance of Common Stock	3,360	2,790	-
Cash Dividends	(10,157)	(9,919)	(9,723)
Net Cash Used by Financing Activities	(6,797)	(7,129)	(9,723)
(Decrease) Increase in Cash and Cash Equivalents	(55)	(53)	204
Cash and Cash Equivalents at Beginning of Year	363	416	212
Cash and Cash Equivalents at End of Year	$308	$363	$416

22. Subsequent Events

On January 28, 2016, the Company issued 1,600 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $525 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

The Company maintains controls and procedures designed to ensure that all relevant information is recorded and reported in all filings of financial reports. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2015.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding the Named Executive Officers of the Company and/or Bank:

Name and Position(s)	Age	Principal Occupation during the Past Five Years

Kent A. Steinwert Chairman, President & Chief Executive Officer of the Company and Bank	63	Chairman, President & Chief Executive Officer of the Company and Bank.

Deborah E. Skinner Executive Vice President & Chief Administrative Officer of the Bank	53	Executive Vice President & Chief Administrative Officer of the Bank.

Stephen W. Haley Executive Vice President & Chief Financial Officer & Secretary of the Company and Bank	62	Executive Vice President & Chief Financial Officer of the Company and Bank.

Kenneth W. Smith Executive Vice President & Senior Credit Officer of the Company and Bank	56	Executive Vice President & Senior Credit Officer of the Company and Bank since August 9, 2011. Executive Vice President & Head of Business Markets of the Bank up to August 8, 2011.

James P. Daugherty Executive Vice President, Wholesale Banking Division of the Bank	64	Executive Vice President, Wholesale Banking Division since November 15, 2013. Senior Vice President, Commercial Credit Administrator of the Bank up to November 14, 2013.

Jay J. Colombini Executive Vice President, Wholesale Banking Division of the Bank	53
Executive Vice President, Wholesale Banking Division since November 15, 2013.

Senior Vice President and Manager – Lodi Main Branch from August 1, 2012 through November 14, 2013.

Senior Vice President and Manager – Linden Branch up to July 31, 2012

Also, see “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders which will be filed with the SEC and which is incorporated herein by reference. During 2015, there were no changes in procedures for the election of directors.

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

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A. The Company does not have any equity compensation plans, which require disclosure under Item 201(d) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements. Incorporated herein by reference, are listed in Item 8 hereof.

(2) Financial Statement Schedules. Not applicable.

(3) Exhibits.

Exhibit
Number	Description

3.1
Amended Certificate of Incorporation (incorporated by reference to Proposal #2 in the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders, Appendices 1 and 2 to the Registrant's Definitive Proxy Statement on Schedule 14A for its 2007 Annual Meeting of Stockholders, and Exhibit 3(i) to the Registrant's Current Report on Form 8-K dated April 30, 1999).

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

4.2
Amendment No. 1 to Rights Agreement between Farmers & Merchants Bancorp and Computershare Trust, N.A., as Rights Agent, dated as of February 18, 2016, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-A/A filed on February 19, 2016.

10.1
Amended and Restated Employment Agreement effective July 1, 2015, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed on Registrant’s Form 10-Q for the quarter ended June 30,  2015, is incorporated herein by reference.

10.3
Amended and Restated Employment Agreement effective July 1, 2015, between Farmers & Merchants Bank of Central California and Deborah E. Skinner, filed on Registrant’s Form 10-Q for the quarter ended June 30,  2015, is incorporated herein by reference.

10.4
Amended and Restated Employment Agreement effective July 1, 2015, between Farmers & Merchants Bank of Central California and Kenneth W. Smith, filed on Registrant’s Form 10-Q for the quarter ended June 30,  2015, is incorporated herein by reference.

10.6
Amended and Restated Employment Agreement effective July 1, 2015, between Farmers & Merchants Bank of Central California and Stephen W. Haley, filed on Registrant’s Form 10-Q for the quarter ended June 30,  2015, is incorporated herein by reference.

10.8
Employment Agreement effective July 1, 2015, between Farmers & Merchants Bank of Central California and Jay J. Colombini, filed on Registrant’s Form 10-Q for the quarter ended June 30,  2015, is incorporated herein by reference.

10.9
Employment Agreement effective July 1, 2015, between Farmers & Merchants Bank of Central California and James P. Daugherty, filed on Registrant’s Form 10-Q for the quarter ended June 30,  2015, is incorporated herein by reference.

10.10
Employment Agreement effective July 1, 2015, between Farmers & Merchants Bank of Central California and Ryan J. Misasi, filed on Registrant’s Form 10-Q for the quarter ended June 30,  2015, is incorporated herein by reference.

10.15	Executive Retirement Plan – Performance Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.
10.16	Executive Retirement Plan – Retention Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.
10.17	Executive Retirement Plan – Salary Component, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
10.18
Deferred Compensation Plan of Farmers & Merchants Bank of Central California, as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.

10.19	Executive Retirement Plan – Equity Component, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
10.20	Senior Management Retention Plan, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
14	Code of Conduct of Farmers & Merchants Bancorp, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
21	Subsidiaries of the Registrant, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp
(Registrant)

	By	/s/ Stephen W. Haley
Dated: March 14, 2016		Stephen W. Haley
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2016.

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