Form 10-Q
period 2016-03-31
FARMERS & MERCHANTS BANCORP
filed 2016-05-09
CIK 1085913

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Number of shares of common stock of the registrant 792,387 outstanding as of April 29, 2016.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands except share data)

Assets	March 31, 2016 (Unaudited)	December 31, 2015	March 31, 2015 (Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$41,659	$49,913	$33,746
Interest Bearing Deposits with Banks	32,057	9,533	110,190
Total Cash and Cash Equivalents	73,716	59,446	143,936

Investment Securities:
Available-for-Sale	341,771	369,137	365,184
Held-to-Maturity	61,535	61,396	63,463
Total Investment Securities	403,306	430,533	428,647

Loans & Leases:	1,993,071	1,996,359	1,705,320
Less: Allowance for Credit Losses	44,129	41,523	38,940
Loans & Leases, Net	1,948,942	1,954,836	1,666,380

Premises and Equipment, Net	26,344	26,575	26,693
Bank Owned Life Insurance	56,371	55,898	54,454
Interest Receivable and Other Assets	84,319	88,057	93,925
Total Assets	$2,592,998	$2,615,345	$2,414,035

Liabilities
Deposits:
Demand	$637,140	$711,029	$578,820
Interest Bearing Transaction	409,360	377,594	340,045
Savings and Money Market	725,823	707,885	699,308
Time	484,141	481,024	493,600
Total Deposits	2,256,464	2,277,532	2,111,773

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	63,778	75,668	50,664
Total Liabilities	2,330,552	2,363,510	2,172,747

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 792,387, 790,787 and 785,782 Shares Issued and Outstanding at March 31, 2016, December 31, 2015 and March 31, 2015, Respectively	8	8	8
Additional Paid-In Capital	82,004	81,164	78,569
Retained Earnings	177,240	170,068	159,236
Accumulated Other Comprehensive Income	3,194	595	3,475
Total Shareholders' Equity	262,446	251,835	241,288
Total Liabilities and Shareholders' Equity	$2,592,998	$2,615,345	$2,414,035
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months Ended March 31,
	2016	2015
Interest Income
Interest and Fees on Loans & Leases	$21,894	$19,127
Interest on Deposits with Banks	46	58
Interest on Investment Securities:
Taxable	1,602	1,586
Exempt from Federal Tax	484	522
Total Interest Income	24,026	21,293

Interest Expense
Deposits	828	712
Borrowed Funds	4	-
Subordinated Debentures	88	80
Total Interest Expense	920	792

Net Interest Income	23,106	20,501
Provision for Credit Losses	2,600	600
Net Interest Income After Provision for Credit Losses	20,506	19,901

Non-Interest Income
Service Charges on Deposit Accounts	814	898
Net (Loss) Gain on Sale of Investment Securities	(289)	1
Increase in Cash Surrender Value of Life Insurance	474	464
Debit Card and ATM Fees	835	777
Net Gain on Deferred Compensation Investments	291	765
Other	596	1,759
Total Non-Interest Income	2,721	4,664

Non-Interest Expense
Salaries and Employee Benefits	11,706	10,099
Net Gain on Deferred Compensation Investments	291	765
Occupancy	741	639
Equipment	857	732
Marketing	299	136
FDIC Insurance	316	284
Gain on Sale of ORE	(5,684)	-
Other	3,493	1,563
Total Non-Interest Expense	12,019	14,218

Income Before Income Taxes	11,208	10,347
Provision for Income Taxes	4,036	3,944
Net Income	$7,172	$6,403
Basic Earnings Per Common Share	$9.06	$8.15
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended March 31,
	2016	2015
Net Income	$7,172	$6,403

Other Comprehensive Income
Increase in Net Unrealized Gain on Available-for-Sale Securities	4,195	1,627
Deferred Tax Expense Related to Unrealized Gains	(1,764)	(684)
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	289	(1)
Deferred Tax Benefit Related to Reclassification Adjustment	(121)	-
Change in Net Unrealized Gain on Available-for-Sale Securities, Net of Tax	2,599	942

Total Other Comprehensive Income	2,599	942

Comprehensive Income	$9,771	$7,345
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Shareholders' Equity
Balance, January 1, 2015	784,082	$8	$77,804	$152,833	$2,533	$233,178
Net Income		-	-	6,403	-	6,403
Issuance of Common Stock	1,700	-	765	-	-	765
Change in Net Unrealized Gains on Securities Available-for-Sale, net of tax		-	-	-	942	942
Balance, March 31, 2015	785,782	$8	$78,569	$159,236	$3,475	$241,288

Balance, January 1, 2016	790,787	$8	$81,164	$170,068	$595	$251,835
Net Income		-	-	7,172	-	7,172
Issuance of Common Stock	1,600	-	840	-	-	840
Change in Net Unrealized Gains on Securities Available-for-Sale, net of tax		-	-	-	2,599	2,599
Balance, March 31, 2016	792,387	$8	$82,004	$177,240	$3,194	$262,446
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
(in thousands)	March 31, 2016	March 31, 2015
Operating Activities:
Net Income	$7,172	$6,403
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Credit Losses	2,600	600
Depreciation and Amortization	478	363
Net Amortization of Investment Security Premiums & Discounts	370	375
Net Loss (Gain) on Sale of Investment Securities	289	(1)
Net Gain on Sale of Other Real Estate	(5,684)	-
Net Change in Operating Assets & Liabilities:
Net Decrease in Interest Receivable and Other Assets	5,371	1,872
Net Decrease in Interest Payable and Other Liabilities	(3,759)	(1,965)
Net Cash Provided by Operating Activities	6,837	7,647
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(118,395)	(19,814)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	141,589	22,629
Purchase of Investment Securities Held-to-Maturity	(1,012)	(205)
Proceeds from Matured or Called Securities Held-to-Maturity	863	587
Net Loans & Leases Paid, Originated or Acquired	3,244	6,895
Principal Collected on Loans & Leases Previously Charged Off	50	2,968
Additions to Premises and Equipment	(247)	(1,235)
Purchase of Other Investments	(5,131)	(361)
Proceeds from Sale of Other Real Estate	7,540	-
Net Cash Provided by Investing Activities	28,501	11,464
Financing Activities:
Net (Decrease) Increase in Deposits	(21,068)	47,700
Net Cash Provided by Financing Activities	(21,068)	47,700
Increase in Cash and Cash Equivalents	14,270	66,811
Cash and Cash Equivalents at Beginning of Period	59,446	77,125
Cash and Cash Equivalents at End of Period	$73,716	$143,936
Supplementary Data
Cash Payments Made for Income Taxes	$261	$85
Issuance of Common Stock to the Bank's Non-Qualified Retirement Plans	$840	$765
Interest Paid	$962	$737
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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three-month period ended March 31, 2016 may not necessarily be indicative of future operating results.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceed the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest expense and penalties associated with unrecognized tax benefits, if any, are included in the provision for income taxes in the Unaudited Consolidated Statements of Income. As of March 31, 2016 and 2015, the Company had no interest expense or penalties associated with unrecognized tax benefits.

Basic Earnings Per Common Share
The Company’s common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore, there is no presentation of diluted basic earnings per common share. See Note 6 for additional information.

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

Low Income Housing Tax Credit Investments (LIHTC)
The Company accounts for its interest in LIHTC using the cost method as established in ASC 323-740. As an investor, the Company obtains income tax credits and deductions from the operating losses of these tax credit entities. The income tax credits and deductions are allocated to the investors based on their ownership percentages and are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable.

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

	Amortized	Gross Unrealized		Fair/Book
March 31, 2016	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$63,157	$190	$1	$63,346
US Treasury Notes	65,571	217	-	65,788
Mortgage Backed Securities (1)	207,021	5,113	7	212,127
Other	510	-	-	510
Total	$336,259	$5,520	$8	$341,771

	Amortized	Gross Unrealized		Fair/Book
December 31, 2015	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$33,536	$134	$419	$33,251
US Treasury Notes	73,048	-	164	72,884
Mortgage Backed Securities (1)	261,016	2,708	1,231	262,493
Other	509	-	-	509
Total	$368,109	$2,842	$1,814	$369,137

	Amortized	Gross Unrealized		Fair/Book
March 31, 2015	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$68,064	$69	$1	$68,132
US Treasury Notes	19,818	148	-	19,966
Mortgage Backed Securities (1)	270,820	5,977	196	276,601
Other	485	-	-	485
Total	$359,187	$6,194	$197	$365,184

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
March 31, 2016	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$61,535	$1,357	$-	$62,892
Total	$61,535	$1,357	$-	$62,892

	Book	Gross Unrealized		Fair
December 31, 2015	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$61,396	$993	$1	$62,388
Total	$61,396	$993	$1	$62,388

	Book	Gross Unrealized		Fair
March 31, 2015	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$61,324	$766	$11	$62,079
Other	2,139	-	-	2,139
Total	$63,463	$766	$11	$64,218

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at March 31, 2016 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
March 31, 2016	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$60,504	$60,503	$225	$225
After one year through five years	68,734	69,141	12,034	12,087
After five years through ten years	-	-	11,425	11,615
After ten years	-	-	37,851	38,965
	129,238	129,644	61,535	62,892

Investment securities not due at a single maturity date:
Mortgage-backed securities	207,021	212,127	-	-

Total	$336,259	$341,771	$61,535	$62,892

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	$39,996	$1	$-	$-	$39,996	$1
Mortgage Backed Securities	1,529	7	-	-	1,529	7
Total	$41,525	$8	$-	$-	$41,525	$8

	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	$29,944	$419	$-	$-	$29,944	$419
US Treasury Notes	44,887	164	-	-	44,887	164
Mortgage Backed Securities	78,899	1,089	7,277	142	86,176	1,231
Total	$153,730	$1,672	$7,277	$142	$161,007	$1,814

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$839	$1	$-	$-	$839	$1
Total	$839	$1	$-	$-	$839	$1

	Less Than 12 Months		12 Months or More		Total
March 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	$24,998	$1	$-	$-	$24,998	$1
Mortgage Backed Securities	13,033	28	25,942	168	38,975	196
Total	$38,031	$29	$25,942	$168	$63,973	$197

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$1,340	$11	$-	$-	$1,340	$11
Total	$1,340	$11	$-	$-	$1,340	$11

As of March 31, 2016, the Company held 227 investment securities of which 3 were in a loss position for less than twelve months. No securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At March 31, 2016, 2 securities of government agency and government sponsored entities were in a loss position for less than 12 months. No securities were in a loss position for 12 months or more. The unrealized losses on the Company's investments in securities of government agency and government sponsored entities were $1,000 at March 31, 2016, $419,000 at December 31, 2015 and $1,000, at March 31, 2015. The unrealized loss was caused by interest rate fluctuations. Repayment of these investments is guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016, December 31, 2015, and March 31, 2015.

Mortgage Backed Securities – At March 31, 2016, 1 mortgage backed security investment was in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage backed securities were $7,000, $1.2 million, and $196,000 at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

Obligations of States and Political Subdivisions - At March 31, 2016, no obligations of states and political subdivisions were in a loss position for less than 12 months. None were in a loss position for 12 months or more. As of March 31, 2016, over ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the two percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $0, $1,400, and $11,000 at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

U.S. Treasury Notes – At March 31, 2016, no U.S. Treasury Note security investments were in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company's investment in US treasury notes were $0 at March 31, 2016 and $164,000 at December 31, 2015. The Company did not hold any U.S. treasury notes at March 31, 2015.  The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at March 31 2016 and December 31, 2015.

Proceeds from sales and calls of securities were as follows:

(in thousands)	Proceeds	Gains	Losses
Three Months Ended March 31, 2016	$102,895	$244	$533
Three Months Ended March 31, 2015	$475	$1	$-

Pledged Securities
As of March 31, 2016, securities carried at $184.9 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $189.2 million at December 31, 2015, and $196.4 million at March 31, 2015.

3. Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

March 31, 2016	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2016	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Charge-Offs	-	-	-	-	(19)	-	-	(25)	-	-	(44)
Recoveries	2	-	-	6	2	-	27	13	-	-	50
Provision	34	2,281	109	1	(65)	(404)	(138)	24	(55)	813	2,600
Ending Balance- March 31, 2016	$10,099	$9,162	$2,594	$796	$2,064	$5,904	$7,725	$187	$3,239	$2,359	$44,129
Ending Balance Individually Evaluated for Impairment	59	-	-	66	65	115	757	26	-	-	1,088
Ending Balance Collectively Evaluated for Impairment	10,040	9,162	2,594	730	1,999	5,789	6,968	161	3,239	2,359	43,041
Loans:
Ending Balance	$611,511	$432,281	$166,455	$212,205	$31,639	$253,655	$213,479	$7,066	$64,780	$-	$1,993,071
Ending Balance Individually Evaluated for Impairment	3,376	163	-	1,944	1,513	605	4,714	30	-	-	12,345
Ending Balance Collectively Evaluated for Impairment	$608,135	$432,118	$166,455	$210,261	$30,126	$253,050	$208,765	$7,036	$64,780	$-	$1,980,726

December 31, 2015	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2015	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Charge-Offs	-	-	-	-	-	-	(12)	(84)	-	-	(96)
Recoveries	2,939	-	2,225	8	87	4	136	69	-	-	5,468
Provision	(718)	2,696	(1,409)	(241)	(367)	200	(483)	(28)	1,083	17	750
Ending Balance- December 31, 2015	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Ending Balance Individually Evaluated for Impairment	61	-	-	69	35	115	905	28	-	-	1,213
Ending Balance Collectively Evaluated for Impairment	10,002	6,881	2,485	720	2,111	6,193	6,931	147	3,294	1,546	40,310
Loans & Leases:
Ending Balance	$603,650	$424,034	$151,974	$206,405	$33,056	$293,966	$210,804	$6,592	$65,878	$-	$1,996,359
Ending Balance Individually Evaluated for Impairment	3,420	-	-	2,010	1,214	606	4,760	34	-	-	12,044
Ending Balance Collectively Evaluated for Impairment	600,230	424,034	151,974	204,395	31,842	293,360	206,044	6,558	65,878	-	1,984,315

March 31, 2015	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2015	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Charge-Offs	-	-	-	-	-	-	(12)	(17)	-	-	(29)
Recoveries	2,938	-	-	-	5	1	2	22	-	-	2,968
Provision	(2,826)	2,716	247	(349)	(335)	(1,503)	756	(11)	288	1,617	600
Ending Balance- March 31, 2015	$7,954	$6,901	$1,916	$673	$2,096	$4,602	$8,941	$212	$2,499	$3,146	$38,940
Ending Balance Individually Evaluated for Impairment	61	-	-	72	53	129	1,118	37	-	-	1,470
Ending Balance Collectively Evaluated for Impairment	7,893	6,901	1,916	601	2,043	4,473	7,823	175	2,499	3,146	37,470
Loans:
Ending Balance	$529,550	$351,866	$101,616	$182,431	$31,724	$216,231	$236,141	$4,915	$50,846	$-	$1,705,320
Ending Balance Individually Evaluated for Impairment	3,573	-	4,363	2,080	1,668	457	4,840	44	-	-	17,025
Ending Balance Collectively Evaluated for Impairment	$525,977	$351,866	$97,253	$180,351	$30,056	$215,774	$231,301	$4,871	$50,846	$-	$1,688,295

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $5.3 million at March 31, 2016, $4.9 million at December 31, 2015 and $9.8 million at March 31, 2015, which are no longer disclosed or classified as TDRs.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

March 31, 2016	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$602,242	$8,573	$696	$611,511
Agricultural Real Estate	429,785	2,496	-	432,281
Real Estate Construction	164,895	1,560	-	166,455
Residential 1st Mortgages	210,884	410	911	212,205
Home Equity Lines & Loans	30,701	72	866	31,639
Agricultural	252,387	638	630	253,655
Commercial	202,878	7,582	3,019	213,479
Consumer & Other	6,856	-	210	7,066
Leases	60,441	4,339	-	64,780
Total	$1,961,069	$25,670	$6,332	$1,993,071

December 31, 2015	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$595,011	$7,917	$722	$603,650
Agricultural Real Estate	424,034	-	-	424,034
Real Estate Construction	150,379	1,595	-	151,974
Residential 1st Mortgages	205,135	413	857	206,405
Home Equity Lines and Loans	32,419	75	562	33,056
Agricultural	293,325	9	632	293,966
Commercial	199,467	8,160	3,177	210,804
Consumer & Other	6,411	-	181	6,592
Leases	65,878	-	-	65,878
Total	$1,972,059	$18,169	$6,131	$1,996,359

March 31, 2015	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$520,613	$8,834	$103	$529,550
Agricultural Real Estate	351,866	-	-	351,866
Real Estate Construction	99,920	1,696	-	101,616
Residential 1st Mortgages	181,021	744	666	182,431
Home Equity Lines & Loans	30,772	83	869	31,724
Agricultural	215,507	453	271	216,231
Commercial	220,491	12,086	3,564	236,141
Consumer & Other	4,687	-	228	4,915
Leases	50,846	-	-	50,846
Total	$1,675,723	$23,896	$5,701	$1,705,320

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at March 31, 2016, December 31, 2015, and March 31, 2015, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated
(in thousands):

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$696	$-	$-	$-	$696	$610,815	$611,511
Agricultural Real Estate	-	-	-	163	163	432,118	432,281
Real Estate Construction	-	-	-	-	-	166,455	166,455
Residential 1st Mortgages	-	-	-	62	62	212,143	212,205
Home Equity Lines & Loans	-	-	-	564	564	31,075	31,639
Agricultural	-	-	-	-	-	253,655	253,655
Commercial	-	-	-	1,499	1,499	211,980	213,479
Consumer & Other	5	-	-	9	14	7,052	7,066
Leases	-	-	-	-	-	64,780	64,780
Total	$701		$-	$2,297	$2,998	$1,990,073	$1,993,071

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$705	$-	$-	$19	$724	$602,926	$603,650
Agricultural Real Estate	-	-	-	-	-	424,034	424,034
Real Estate Construction	-	-	-	-	-	151,974	151,974
Residential 1st Mortgages	97	194	-	65	356	206,049	206,405
Home Equity Lines and Loans	-	-	-	538	538	32,518	33,056
Agricultural	-	-	-	-	-	293,966	293,966
Commercial	-	-	-	1,524	1,524	209,280	210,804
Consumer & Other	7	-	-	10	17	6,575	6,592
Leases	-	-	-	-	-	65,878	65,878
Total	$809	$194	$-	$2,156	$3,159	$1,993,200	$1,996,359

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$719	$-	$-	$103	$822	$528,728	$529,550
Agricultural Real Estate	-	-	-	-	-	351,866	351,866
Real Estate Construction	-	-	-	-	-	101,616	101,616
Residential 1st Mortgages	99	-	-	74	173	182,258	182,431
Home Equity Lines & Loans	-	-	-	616	616	31,108	31,724
Agricultural	-	-	-	14	14	216,217	216,231
Commercial	-	-	-	1,573	1,573	234,568	236,141
Consumer & Other	9	-	-	13	22	4,893	4,915
Leases	-	-	-	-	-	50,846	50,846
Total	$827		$-	$2,393	$3,220	$1,702,100	$1,705,320

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

March 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$80	$80	$-	$91	$2
Agricultural Real Estate	163	163	-	82	3
Residential 1st Mortgages	329	371	-	440	2
Home Equity Lines & Loans	725	796	-	653	-
Agricultural	193	193	-	193	-
Commercial	3,083	3,083	-	3,093	33
	$4,573	$4,686	$-	$4,552	$40
With an allowance recorded:
Residential 1st Mortgages	$242	$282	$12	$295	$3
Home Equity Lines & Loans	218	231	35	176	1
Agricultural	413	413	115	413	6
Commercial	1,631	1,789	757	1,644	6
Consumer & Other	26	31	26	30	-
	$2,530	$2,746	$945	$2,558	$16
Total	$7,103	$7,432	$945	$7,110	$56

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$102	$104	$-	$479	$7
Residential 1st Mortgages	551	618	-	560	16
Home Equity Lines and Loans	581	646	-	620	3
Agricultural	193	193	-	105	3
Commercial	3,103	3,103	-	2,349	85
	$4,530	$4,664	$-	$4,113	$114
With an allowance recorded:
Residential 1st Mortgages	$348	$420	$17	$354	$16
Home Equity Lines and Loans	134	151	7	136	5
Agricultural	412	413	115	431	28
Commercial	1,657	1,798	905	2,456	31
Consumer & Other	34	40	29	39	3
	$2,585	$2,822	$1,073	$3,416	$83
Total	$7,115	$7,486	$1,073	$7,529	$197

March 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$192	$192	$-	$96	$2
Residential 1st Mortgages	569	632	-	285	4
Home Equity Lines & Loans	661	701	-	331	1
Agricultural	14	27	-	7	-
Commercial	48	48	-	24	1
	$1,484	$1,600	$-	$743	$8
With an allowance recorded:
Residential 1st Mortgages	$359	$429	$18	648	$4
Home Equity Lines & Loans	138	156	7	545	1
Agricultural	443	443	129	452	7
Commercial	4,793	4,889	1,118	4,768	25
Consumer & Other	43	49	37	45	1
	$5,776	$5,966	$1,309	$6,458	$38
Total	$7,260	$7,566	$1,309	$7,201	$46

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

At March 31, 2016, the Company allocated $919,000 of specific reserves to $6.4 million of troubled debt restructured loans & leases, of which $4.8 million were performing. The Company had no commitments at March 31, 2016 to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the three-month period ending March 31, 2016, the terms of certain loans & leases were modified as troubled debt restructurings. The modification of the terms of such loans & leases can include one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for 5 years. Modifications involving an extension of the maturity date were for 10 years.

The following table presents loans or leases by class modified as TDRs during the three-month period ended March 31, 2016 (in thousands):

	March 31, 2016
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Home Equity Lines & Loans	2	$305	$286
Total	2	$305	$286

The TDRs described above decreased the allowance for credit losses by $17,000 and resulted in charge-offs of $20,000 for the three months ended March 31, 2016.

During the three-months ended March 31, 2016, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

At December 31, 2015, the Company allocated $1.1 million of specific reserves to $6.6 million of troubled debt restructured loans, of which $5.0 million were performing. The Company had no commitments at December 31, 2015 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

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

At March 31, 2016, formal foreclosure proceedings were in process for $538,000 of consumer mortgage loans secured by residential real estate properties.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At March 31, 2016, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$63,346	$-	$63,346	$-
US Treasury Notes	65,788	65,788	-	-
Mortgage Backed Securities	212,127	-	212,127	-
Other	510	200	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$341,771	$65,988	$275,783	$-

		Fair Value Measurements At December 31, 2015, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$33,251	$-	$33,251	$-
US Treasury Notes	72,884	72,884	-	-
Mortgage Backed Securities	262,493	-	262,493	-
Other	509	199	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$369,137	$73,083	$296,054	$-

		Fair Value Measurements At March 31, 2015, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$68,132	$-	$68,132	$-
US Treasury Notes	19,966	-	19,966	-
Mortgage Backed Securities	276,601	-	276,601	-
Other	485	175	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$365,184	$175	$365,009	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the quarters ended March 31, 2016 and 2015, there were no transfers in or out of Level 1, 2, or 3.

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

		Fair Value Measurements At March 31, 2016, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgage	$229	$-	$-	$229
Home Equity Lines and Loans	365	-	-	365
Agricultural	298	-	-	298
Commercial	874	-	-	874
Total Impaired Loans	1,766	-	-	1,766
Other Real Estate
Real Estate Construction	585	-	-	585
Total Other Real Estate	585	-	-	585
Total Assets Measured at Fair Value On a Non-Recurring Basis	$2,351	$-	$-	$2,351

		Fair Value Measurements At December 31, 2015, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential 1st Mortgage	$329	$-	$-	$329
Home Equity Lines and Loans	125	-	-	125
Agricultural	298	-	-	298
Commercial	752	-	-	752
Consumer	5	-	-	5
Total Impaired Loans	1,509	-	-	1,509
Other Real Estate:
Real Estate Construction	2,441	-	-	2,441
Total Other Real Estate	2,441	-	-	2,441
Total Assets Measured at Fair Value On a Non-Recurring Basis	$3,950	$-	$-	$3,950

		Fair Value Measurements At March 31, 2015, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgage	$341	$-	$-	$341
Home Equity Lines and Loans	130	-	-	130
Agricultural	314	-	-	314
Commercial	3,674	-	-	3,674
Consumer	6			6
Total Impaired Loans	4,465	-	-	4,465
Other Real Estate
Real Estate Construction	2,441	-	-	2,441
Agricultural Real Estate	858	-	-	858
Total Other Real Estate	3,299	-	-	3,299
Total Assets Measured at Fair Value On a Non-Recurring Basis	$7,764	$-	$-	$7,764

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2016:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Residential 1st Mortgage	$229	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	2% -4%, 3%
Home Equity Lines and Loans	$365	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1%
Agricultural	$298	Income Approach	Capitalization Rate	16% - 16%, 16%
Commercial	$874	Income Approach	Capitalization Rate	16% - 16%, 16%

Other Real Estate
Real Estate Construction	$585	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
March 31, 2016 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$73,716	$73,716	$-	$-	$73,716

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	63,346	-	63,346	-	63,346
US Treasury Notes	65,788	65,788	-		65,788
Mortgage Backed Securities	212,127		212,127	-	212,127
Other	510	200	310	-	510
Total Investment Securities Available-for-Sale	341,771	65,988	275,783	-	341,771

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	61,535	-	50,436	12,456	62,892
Total Investment Securities Held-to-Maturity	61,535	-	50,436	12,456	62,892

FHLB Stock	7,795	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	601,412	-	-	604,707	604,707
Agricultural Real Estate	423,119	-	-	414,223	414,223
Real Estate Construction	163,861	-	-	163,917	163,917
Residential 1st Mortgages	211,409	-	-	214,885	214,885
Home Equity Lines and Loans	29,575	-	-	30,806	30,806
Agricultural	247,751	-	-	246,626	246,626
Commercial	205,754	-	-	204,828	204,828
Consumer & Other	6,879	-	-	6,938	6,938
Leases	61,541			62,459	62,459
Unallocated Allowance	(2,359)	-	-	(2,359)	(2,359)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,948,942	-	-	1,947,030	1,947,030
Accrued Interest Receivable	8,118	-	8,118	-	8,118

Liabilities:
Deposits:
Demand	637,140	637,140	-	-	637,140
Interest Bearing Transaction	409,360	409,361	-	-	409,361
Savings and Money Market	725,823	725,822	-	-	725,822
Time	484,141	-	483,789	-	483,789
Total Deposits	2,256,464	1,772,323	483,789	-	2,256,112
Subordinated Debentures	10,310	-	6,437	-	6,437
Accrued Interest Payable	471	-	471	-	471

		Fair Value of Financial Instruments Using
December 31, 2015 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$59,446	$59,446		$-		$-		$59,446

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	33,251	-		33,251		-		33,251
U.S. Treasury Notes	72,884	72,884		-				72,884
Mortgage Backed Securities	262,493	-		262,493		-		262,493
Other	509	199		310		-		509
Total Investment Securities Available-for-Sale	369,137	73,083		296,054		-		369,137

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	61,396	-		44,675		17,713		62,388
Total Investment Securities Held-to-Maturity	61,396	-		44,675		17,713		62,388

FHLB Stock	7,795	N/	A	N/	A	N/	A	N/	A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	593,587	-		-		591,271		591,271
Agricultural Real Estate	417,153	-		-		405,295		405,295
Real Estate Construction	149,489	-		-		149,371		149,371
Residential 1st Mortgages	205,616	-		-		207,431		207,431
Home Equity Lines and Loans	30,910	-		-		32,360		32,360
Agricultural	287,658	-		-		285,733		285,733
Commercial	202,968	-		-		201,105		201,105
Consumer & Other	6,417	-		-		6,416		6,416
Leases	62,584	-		-		62,139		62,139
Unallocated Allowance	(1,546)	-		-		(1,546)		(1,546)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,954,836	-		-		1,939,575		1,939,575
Accrued Interest Receivable	9,240	-		9,240		-		9,240

Liabilities:
Deposits:
Demand	711,029	711,029		-		-		711,029
Interest Bearing Transaction	377,594	377,594		-		-		377,594
Savings and Money Market	707,885	707,885		-		-		707,885
Time	481,024	-		480,334		-		480,334
Total Deposits	2,277,532	1,796,508		480,334		-		2,276,842
Subordinated Debentures	10,310	-		6,424		-		6,424
Accrued Interest Payable	513	-		513		-		513

		Fair Value of Financial Instruments Using
March 31, 2015 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$143,936	$143,936		$-		$-		$143,936

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	68,132	-		68,132		-		68,132
US Treasury Notes	19,966			19,966				19,966
Mortgage Backed Securities	276,601			276,601		-		276,601
Other	485	175		310		-		485
Total Investment Securities Available-for-Sale	365,184	175		365,009		-		365,184

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	61,324	-		48,583		13,496		62,079
Other	2,139	-		2,139		-		2,139
Total Investment Securities Held-to-Maturity	63,463	-		50,722		13,496		64,218

FHLB Stock	7,677	N/	A	N/	A	N/	A	N/	A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	521,596	-		-		519,698		519,698
Agricultural Real Estate	344,965	-		-		346,742		346,742
Real Estate Construction	99,700	-		-		99,861		99,861
Residential 1st Mortgages	181,758	-		-		185,210		185,210
Home Equity Lines and Loans	29,628	-		-		31,332		31,332
Agricultural	211,629	-		-		210,769		210,769
Commercial	227,200	-		-		224,783		224,783
Consumer & Other	4,703	-		-		4,747		4,747
Leases	48,347					48,779		48,779
Unallocated Allowance	(3,146)	-		-		(3,146)		(3,146)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,666,380	-		-		1,668,775		1,668,775
Accrued Interest Receivable	7,324	-		7,324		-		7,324

Liabilities:
Deposits:
Demand	578,820	578,820		-		-		578,820
Interest Bearing Transaction	340,045	340,045		-		-		340,045
Savings and Money Market	699,308	699,308		-		-		699,308
Time	493,600	-		493,600		-		493,600
Total Deposits	2,111,773	1,618,173		493,600		-		2,111,773
Subordinated Debentures	10,310	-		6,250		-		6,250
Accrued Interest Payable	433	-		433		-		433

Fair value estimates presented herein are based on pertinent information available to management as of March 31, 2016, December 31, 2015, and March 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

6. Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. No cash dividends were declared during the first quarter of 2016 or 2015.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has no securities or other contracts, such as stock options, that could require the issuance of common stock.   Accordingly, diluted earnings per share are not presented. The following table calculates the basic earnings per common share for the three months ended March 31, 2016 and 2015.

(net income in thousands)	2016	2015
Net Income	$7,172	$6,403
Weighted Average Number of Common Shares Outstanding	791,895	785,366
Basic Earnings Per Common Share Amount	$9.06	$8.15

7. Recent Accounting Pronouncements

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

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2016. This analysis should be read in conjunction with our 2015 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include the following: (1) continuing economic sluggishness in the Central Valley of California; (2) significant changes in interest rates and loan prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (8) ongoing drought conditions in California and the resulting impact on the Company’s agricultural customers; (9) expansion into new geographic markets and new lines of business; and (10) other factors discussed in Item 1A. Risk Factors located in the Company’s 2015 Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Introduction

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. Banking services are provided in twenty-four locations in the Company's service area. The service area includes Sacramento, San Joaquin, Stanislaus, Merced and Contra Costa Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock, Hilmar, Merced, Walnut Creek and Concord.

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). As a California, state-chartered, non-fed member bank, the Bank is subject to regulation and examination by the California Department of Business Oversight (“DBO”) and the Federal Deposit Insurance Corporation (“FDIC”).

Overview

Although the Company has initiated efforts to expand its geographic footprint into the East Bay area of San Francisco, California, the Company’s primary service area remains the mid Central Valley of California, a region that can be significantly impacted by the seasonal needs of the agricultural industry. Accordingly, discussion of the Company’s Financial Condition and Results of Operations is influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold).

The state of California has experienced drought conditions since 2013. These conditions did not have a material impact on the Company’s credit quality during the 2015 growing season. Although rain and snow levels in early 2016 increased significantly relative to prior years, they were not sufficient to completely relieve the drought conditions that had built up over the prior three years. Accordingly, management believes that current conditions will continue to have an adverse impact on some of the Company’s agricultural customers’ operating costs in 2016, but at the current time we cannot tell what the ultimate impact will be on 2016 crop yields and crop quality. The longer the drought continues, the more significant is its impact, particularly if ground water levels begin to significantly deteriorate or riparian rights are curtailed.

For the three months ended March 31, 2016, Farmers & Merchants Bancorp reported net income of $7,172,000, earnings per share of $9.06 and return on average assets of 1.11%. Return on average shareholders’ equity was 11.11% for the three months ended March 31, 2016.

For the three months ended March 31, 2015, Farmers & Merchants Bancorp reported net income of $6,403,000, earnings per share of $8.15 and return on average assets of 1.08%. Return on average shareholders’ equity was 10.76% for the three months ended March 31, 2015.

The following is a summary of the financial results for the three-month period ended March 31, 2016 compared to March 31, 2015.

•	Net income increased 12.0% to $7,172,000 from $6,403,000.

•	Earnings per share increased 11.2% to $9.06 from $8.15.

•	Total assets increased 7.4% to $2.6 billion.

•	Total loans & leases increased 16.9% to $2.0 billion.

•	Total deposits increased 6.9% to $2.3 billion.

The primary reasons for the Company’s $861,000 or 8.3% increase in pre-tax income in the first quarter of 2016 as compared to the same period of 2015 were:

•	A $2.61 million increase in net interest income primarily related to the growth in earning assets.
•	A $5.68 million increase in gain on sale of ORE related to the disposition of one of the Company’s foreclosed properties.

These positive impacts were partially offset by:

•	A $2.00 million increase in the provision for credit losses and a $100,000 increase in the provision for unused commitments, resulting from: (1) management’s assessment of the risks related to the continuing sluggish economy in our primary service area, and increasing concerns regarding the level of future growth in the U.S. economy in general; (2) a decline in key agricultural commodity prices; (3) continuing drought conditions in California; and (4) the overall growth in the loan portfolio, measured by both commitments and outstanding balances.
•	A $290,000 increase in loss on sale of investment securities as the Company took advantage of a decline in market interest rates to sell certain lower yielding investment securities.
•	A $1.18 million decrease in non-interest income primarily related to a $1.10 million non-recurring financing fee earned in the first quarter of 2015.
•	A $3.86 million increase in non-interest expense primarily related to:
-	Salaries and employee benefits of new staff added for branch expansion and the Company’s equipment leasing activities, bank wide raises, and increased contributions to employee retirement and other benefit plans.
-	Legal, consulting and other professional services resulting from management’s assessment of the Company’s future corporate structure, branding and overall strategic direction.
-	Recruiting and training of new staff as the company expands its geographic footprint and business activities.
-	Amortization expense related to an increase in CRA qualifying low income housing tax credit investments.
-	Occupancy, equipment and marketing expenses from branch expansion and remodeling, ATM upgrades, introduction of a new logo and celebration of the Bank’s 100th anniversary.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ended March 31, 2016 and 2015.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
Assets	Balance	Interest	Annualized Yield/Rate	Balance	Interest	Annualized Yield/Rate
Interest Bearing Deposits With Banks	$36,953	$46	0.50%	$93,453	$58	0.25%
Investment Securities
U.S. Treasuries	32,160	72	0.90%	5,945	19	1.28%
Government Agency & Government-Sponsored Entities	33,946	105	1.24%	76,278	39	0.20%
Obligations of States and Political Subdivisions - Non-Taxable	61,422	743	4.84%	61,569	801	5.21%
Mortgage Backed Securities	254,732	1,422	2.23%	278,137	1,522	2.19%
Other	510	3	2.35%	2,629	6	0.91%
Total Investment Securities	382,770	2,345	2.45%	424,558	2,387	2.25%

Loans & Leases
Real Estate	1,410,915	15,966	4.55%	1,130,388	13,522	4.85%
Home Equity Line & Loans	32,309	389	4.84%	32,072	422	5.34%
Agricultural	259,903	2,614	4.05%	227,904	2,218	3.95%
Commercial	216,461	2,157	4.01%	231,141	2,396	4.20%
Consumer	4,893	78	6.41%	4,840	72	6.03%
Other	1,968	11	2.25%	-	-	0.00%
Leases	65,687	679	4.16%	47,186	497	4.27%
Total Loans & Leases	1,992,136	21,894	4.42%	1,673,531	19,127	4.64%
Total Earning Assets	2,411,859	$24,285	4.05%	2,191,542	$21,572	3.99%

Unrealized Gain (Loss) on Securities Available-for-Sale	4,039			5,545
Allowance for Credit Losses	(41,605)			(35,446)
Cash and Due From Banks	41,036			36,746
All Other Assets	168,357			173,503
Total Assets	$2,583,686			$2,371,890

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Transaction	$392,519	$108	0.11%	$341,038	$46	0.05%
Savings and Money Market	737,862	280	0.15%	678,842	290	0.17%
Time Deposits	482,856	440	0.37%	479,948	376	0.32%
Total Interest Bearing Deposits	1,613,237	828	0.21%	1,499,828	712	0.19%
Federal Home Loan Bank Advances	3,426	4	0.47%	3	-	0.00%
Subordinated Debentures	10,310	88	3.43%	10,310	80	3.10%
Total Interest Bearing Liabilities	1,626,973	$920	0.23%	1,510,141	$792	0.21%
Interest Rate Spread			3.82%			3.78%
Demand Deposits (Non-Interest Bearing)	651,313			576,231
All Other Liabilities	47,295			47,520
Total Liabilities	2,325,581			2,133,892

Shareholders' Equity	258,105			237,998
Total Liabilities & Shareholders' Equity	$2,583,686			$2,371,890
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.07%			0.07%
Net Interest Income and Margin on Total Earning Assets		23,365	3.90%		20,780	3.85%
Tax Equivalent Adjustment		(259)			(279)
Net Interest Income		$23,106	3.85%		$20,501	3.79%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.0 million and $1.3 million for the quarters ended March 31, 2016 and 2015, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)
	Three Months Ended Mar. 31, 2016 compared to Mar. 31, 2015
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits With Banks	$(49)	$37	$(12)
Investment Securities
U.S. Treasuries	61	(8)	53
U.S. Agencies	(33)	99	66
Municipals - Non-Taxable	(2)	(57)	(59)
Mortgage Backed Securities	(131)	31	(100)
Other	(8)	4	(3)
Total Investment Securities Available-for-Sale	(113)	70	(43)

Loans
Real Estate	3,314	(870)	2,444
Home Equity	3	(37)	(33)
Agricultural	336	60	396
Commercial	(137)	(101)	(239)
Consumer	1	6	6
Other	11	-	11
Leases	196	(13)	182
Total Loans	3,723	(956)	2,767
Total Earning Assets	3,562	(849)	2,712

Interest Bearing Liabilities
Interest Bearing Deposits
Transaction	8	54	62
Savings and Money Market	25	(35)	(10)
Time Deposits	2	62	64
Total Interest Bearing Deposits	35	80	116
Other Borrowed Funds	4	0	4
Subordinated Debentures	-	8	8
Total Interest Bearing Liabilities	39	89	128
Total Change	$3,523	$(938)	$2,584
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Net interest income increased $2.6 million or 12.7% to $23.1 million during the first quarter of 2016 compared to $20.5 million for the first quarter of 2015. On a fully tax equivalent basis, net interest income increased 12.4% and totaled $23.4 million at March 31, 2016, compared to $20.8 million at March 31, 2015. As more fully discussed below, the increase in net interest income was primarily due to a $220.3 million increase in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended March 31, 2016, the Company’s net interest margin was 3.90% compared to 3.85% for the quarter ended March 31, 2015. This increase in net interest margin was due primarily to an increase in earning asset yields that exceeded the increase in funding costs.

Average loans & leases totaled $2.0 billion for the quarter ended March 31, 2016; an increase of $318.6 million compared to the average balance for the quarter ended March 31, 2015. Loans & leases increased from 76.4% of average earning assets at March 31, 2015 to 82.6% at March 31, 2016. As a result of the continuing impact of the sustained low rate environment since late 2008, the annualized yield on the Company’s loan portfolio declined to 4.42% for the quarter ended March 31, 2016, compared to 4.64% for the quarter ended March 31, 2015. Overall, the positive impact on interest revenue from the increase in loan & lease balances exceeded the negative impact of a decline in yields, resulting in interest revenue from loans & leases increasing 14.5% to $21.9 million for quarter ended March 31, 2016. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans or leases, the yield earned on investments is generally less than that of loans & leases. Average investment securities totaled $382.8 million for the quarter ended March 31, 2016; a decrease of $41.8 million compared to the average balance for the quarter ended March 31, 2015. Tax equivalent interest income on securities decreased $43,000 to $2.3 million for the quarter ended March 31, 2016, compared to $2.4 million for the quarter ended March 31, 2015. The average investment portfolio yield, on a tax equivalent (TE) basis, was 2.45% for the quarter ended March 31, 2016, compared to 2.25% for the quarter ended March 31, 2015. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2016. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Interest bearing deposits with banks consisted of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which had been 0.25% since December 2008, but increased to 0.50% in December 2015. Average interest bearing deposits with banks for the quarter ended March 31, 2016, was $37.0 million, a decrease of $56.5 million compared to the average balance for the quarter ended March 31, 2015. Interest income on interest bearing deposits with banks for the quarter ended March 31, 2016, decreased $12,000 to $46,000 compared to the quarter ended March 31, 2015.

Average interest-bearing liabilities increased $116.8 million or 7.7% during the first quarter of 2016. Of that increase: (1) interest-bearing transaction deposits increased $51.5 million; (2) savings and money market deposits increased $59.0 million; (3) time deposits increased $2.9 million; (4) FHLB advances increased $3.4 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $828,000 for the first quarter of 2016 as compared to $712,000 million for the first quarter of 2015. The average rate paid on interest-bearing deposits was 0.21% for the first quarter of 2016 compared to 0.19% for the first quarter of 2015.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has stabilized throughout most of the Central Valley, housing prices for the most part have not recovered significantly and unemployment levels remain well above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of March 31, 2016, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The state of California has experienced drought conditions since 2013. These conditions did not have a material impact on the Company’s credit quality during the 2015 growing season. Although rain and snow levels in early 2016 increased significantly relative to prior years, they were not sufficient to completely relieve the drought conditions that had built up over the prior three years. Accordingly, management believes that current conditions will continue to have an adverse impact on some of the Company’s agricultural customers’ operating costs in 2016, but at the current time we cannot tell what the ultimate impact will be on 2016 crop yields and crop quality. The longer the drought continues, the more significant is its impact, particularly if ground water levels begin to significantly deteriorate or riparian rights are curtailed.

The Company made a $2.6 million provision for credit losses during the first quarter of 2016 compared to $600,000 during the first quarter of 2015. Net recoveries during the first quarter of 2016 were $6,000 compared to net recoveries of $2.9 million in the first quarter of 2015. During the first quarter of 2015 the Company was able to fully recover the entire $2.9 million that was charged-off during 2010 on a restructured commercial real estate loan.  In addition to the full recovery of the charged off principal, this transaction also resulted in the recovery of $353,000 in interest income and the client’s payment of a financing fee of $1.1 million.  See “Overview – Looking Forward: 2016 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2015 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of March 31, 2016, was adequate.

	Three Months Ended March 31,
Allowance for Credit Losses (in thousands)	2016	2015
Balance at Beginning of Period	$41,523	$35,401
Loans or Leases Charged Off	(44)	(29)
Recoveries of Loans or Leases Previously Charged Off	50	2,968
Provision Charged to Expense	2,600	600
Balance at End of Period	$44,129	$38,940

The table below breaks out current quarter activity by portfolio segment (in thousands):

March 31, 2016	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2016	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Charge-Offs	-	-	-	-	(19)	-	-	(25)	-	-	(44)
Recoveries	2	-	-	6	2	-	27	13	-	-	50
Provision	34	2,281	109	1	(65)	(404)	(138)	24	(55)	813	2,600
Ending Balance- March 31, 2016	$10,099	$9,162	$2,594	$796	$2,064	$5,904	$7,725	$187	$3,239	$2,359	$44,129

The Allowance for Credit Losses at March 31, 2016 increased $2.6 million from December 31, 2015. The allowance allocated to the following portfolio segments changed materially during the quarter:

•	Agricultural Real Estate allowance balances increased $2.3 million primarily due to increased qualitative factors in the Company’s allowance calculation related to: (1) the longer-term impact of continuing drought conditions in California; and (2) declines in prices for certain commodities that will impact agricultural real estate prices as cash flow is reduced.

•	Unallocated allowance balances increased $813,000. These balances are generally associated with macro risk factors which are difficult to precisely estimate and allocate. Factors that we considered during this quarter include: (1) the continuing sluggish economy in our primary service area; (2) increasing concerns regarding the level of future growth in the U.S. economy in general; (3) the long term impact of drought conditions on a broader group of borrowers than just those directly involved in the agricultural industry; and (4) the long term impact of political changes on water policy.

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

Overall, non-interest income decreased $1.9 million or 41.7% for the three months ended March 31, 2016, compared to the same period of 2015. This decrease was primarily due to: (1) a $290,000 decrease in the net gain on the sale of investment securities; (2) a $474,000 decrease in the net gain on deferred compensation investments; and (3) a $1.1 million non-recurring financing fee related to the full recovery of a loan previously charged off that took place in the first quarter of 2015. (see “Provision for Credit Losses”).

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

Non-Interest Expense
Non-interest expense for the Company includes expenses for: (1) salaries and employee benefits; (2) net gains and losses on non-qualified deferred compensation plan investments; (3) occupancy; (4) equipment; (5) supplies; (6) legal fees; (7) professional services; (8) data processing; (9) marketing; (10) deposit insurance; (11) ORE carrying costs and gains/losses on sale; and (12) other miscellaneous expenses.

Overall, non-interest expense decreased $2.2 million or 15.5% for the three months ended March 31, 2016, compared to the same period in 2015. This decrease was primarily comprised of: (1) a $5.7 million gain on the sale of ORE property; and (2) a $474,000 decrease in the net gain on deferred compensation investments. These decreases were partially offset by: (1) a $1.6 million increase in salaries and employee benefits primarily related to: (a) new staff added for the branches in Walnut Creek and Concord and the Company’s leasing activities; (b) increased contributions to retirement and profit sharing plans; and (c) bank wide raises that occurred in mid-2015; (2) a $390,000 increase in occupancy, equipment and marketing expenses related to branch expansion and remodeling, ATM upgrades, introduction of a new logo and celebration of the Bank’s 100th anniversary; (3) a $738,000 increase in legal, consulting and other professional services related to management’s assessment of the Company’s future corporate structure, branding and overall strategic direction; (4) a $327,000 increase in amortization expense related to an increase in CRA qualifying low income housing tax credit investments (See “Income Taxes” for the offsetting credits related to these investments); (5) a $206,000 increase in recruiting and training expense related to the addition of new staff as the Company expands its geographic footprint and business activities; and (6) a $100,000 increase in the provision for unused commitments.

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

Income Taxes
The provision for income taxes increased 2.3% to $4.0 million for the first quarter of 2016 compared to the first quarter of 2015. The effective tax rate for the first quarter of 2016 was 36.0% compared to 38.1% for the first quarter of 2015. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at March 31, 2016, as compared to December 31, 2015 and to March 31, 2015. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at March 31, 2016 was $403.3 million compared to $430.5 million at the end of 2015, a decrease of $27.2 million or 6.3%. At March 31, 2015, the investment portfolio totaled $428.6 million. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company currently invests most of its available funds in either shorter term corporate, US Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company's total investment portfolio currently represents 15.6% of the Company’s total assets as compared to 16.5% at December 31, 2015, and 17.8% at March 31, 2015.

As of March 31, 2016 the Company held $61.5 million of municipal investments, of which $43.2 million were bank-qualified municipal bonds, all classified as HTM. In order to comply with Section 939A of the Dodd-Frank Act, the Company: (1) only invests in bonds rated AA or better; and (2) performs its own credit analysis on new purchases of municipal bonds. As of March 31, 2016, ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately two percent ($539,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $32.1 million at March 31, 2016, $9.5 million at December 31, 2015 and $110.2 million at March 31, 2015.

The Company classifies its investments as HTM, trading, or AFS. Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of March 31, 2016, December 31, 2015 and March 31, 2015, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Overall, the Company's loan & lease portfolio at March 31, 2016 totaled $2.0 billion, an increase of $287.8 million or 16.9% over March 31, 2015. This increase has occurred despite the continuing sluggish economic conditions in the Central Valley of California and is a result of: (1) the Company’s intensified business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek and Concord. No assurances can be made that this growth in the loan & lease portfolio will continue.

Loans & leases at March 31, 2016 decreased $3.3 million from December 31, 2015. This small overall decrease was a result of $40.3 million in normal seasonal pay downs of loans made to the Company’s agricultural customers offset by growth in other portfolio segments.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	March 31, 2016		December 31, 2015		March 31, 2015
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$617,148	30.9%	$609,602	30.4%	$534,134	31.2%
Agricultural Real Estate	432,281	21.6%	424,034	21.2%	351,866	20.6%
Real Estate Construction	166,455	8.3%	151,974	7.6%	101,616	5.9%
Residential 1st Mortgages	212,205	10.6%	206,405	10.3%	182,431	10.7%
Home Equity Lines and Loans	31,639	1.6%	33,056	1.7%	31,724	1.9%
Agricultural	253,655	12.7%	293,966	14.7%	216,231	12.7%
Commercial	213,479	10.7%	210,804	10.5%	236,141	13.8%
Consumer & Other	7,066	0.4%	6,592	0.3%	4,915	0.3%
Leases	63,979	3.2%	65,054	3.3%	49,988	2.9%
Total Gross Loans & Leases	1,997,907	100.0%	2,001,487	100.0%	1,709,046	100.0%
Less: Unearned Income	4,836		5,128		3,726
Subtotal	1,993,071		1,996,359		1,705,320
Less: Allowance for Credit Losses	44,129		41,523		38,940
Net Loans & Leases	$1,948,942		$1,954,836		$1,666,380

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of March 31, 2016, classified loans totaled $6.3 million compared to $6.1 million at December 31, 2015 and $5.7 million at March 31, 2015.

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

Non-Accrual Loans & leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of March 31, 2016 non-accrual loans & leases totaled $2.3 million. At December 31, 2015 and March 31, 2015, non-accrual loans & leases totaled $2.2 million and $2.4 million, respectively.

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

As of March 31, 2016, restructured loans & leases on accrual totaled $4.8 million as compared to $5.0 million at December 31, 2015. Restructured loans on accrual at March 31, 2015 were $4.9 million.

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

Non-Performing Assets
(in thousands)	March 31, 2016	Dec. 31, 2015	March 31, 2015
Non-Performing Loans & Leases	$2,297	$2,156	$2,391
Other Real Estate	585	2,441	3,299
Total Non-Performing Assets	$2,882	$4,597	$5,690
Non-Performing Loans & Leases as a % of Total Loans & Leases	0.11%	0.11%	0.14%
Restructured Loans & Leases (Performing)	$4,799	$4,953	$4,865

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $661,000, $782,000, and $933,000 have been established for non-performing loans & leases at March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

Foregone interest income on non-accrual loans & leases which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $27,000 for the three months ended March 31, 2016, $109,000 for the year ended December 31, 2015, and $24,000 for the three months ended March 31, 2015.

The Company reported $585,000 of ORE at March 31, 2016, $2.4 million at December 31, 2015, and $3.3 million at March 31, 2015. The March 31, 2016 value is net of a $1.0 million reserve for ORE valuation allowance. The December 31, 2015 and March 31, 2015 values are both net of a $3.7 million reserve for ORE valuation allowance.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of March 31, 2016, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•	The Central Valley was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has stabilized throughout most of the Central Valley, housing prices for the most part have not fully recovered and unemployment levels remain above those in other areas of the state and country.

•	The state of California has experienced drought conditions since 2013. These conditions did not have a material impact on the Company’s credit quality during the 2015 growing season. Although rain and snow levels in early 2016 increased significantly relative to prior years, they were not sufficient to completely relieve the drought conditions that had built up over the prior three years. Accordingly, management believes that current conditions will continue to have an adverse impact on some of the Company’s agricultural customers’ operating costs in 2016, but at the current time we cannot tell what the ultimate impact will be on 2016 crop yields and crop quality. The longer the drought continues, the more significant is its impact, particularly if ground water levels begin to significantly deteriorate or riparian rights are curtailed.

See “Part I, Item 1A. Risk Factors” in the Company’s 2015 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The Company's deposit balances at March 31, 2016 have increased $144.7 million or 6.9% compared to March 31, 2015. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; and (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 6.9% since March 31, 2015, importantly, low cost transaction accounts have continued to grow at a strong pace:

•	Demand and interest-bearing transaction accounts increased $127.6 million or 13.9% since March 31, 2015.

•	Savings and money market accounts have increased $26.5 million or 3.8% since March 31, 2015.

•	Time deposit accounts have decreased $9.5 million or 1.9% since March 31, 2015.

The Company's deposit balances at March 31, 2016 have decreased $21.1 million or 0.9% compared to December 31, 2015. Savings and money market deposits increased 2.5% or $17.9 million while demand and interest-bearing transaction accounts decreased by $42.1 million or 3.9% and time deposit accounts increased by $3.1 million or 0.6%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at March 31, 2016, December 31, 2015, or March 31, 2015. There were no Federal Funds purchased or advances from the FRB at March 31, 2016, December 31, 2015 or March 31, 2015.

As of March 31, 2016 the Company has additional borrowing capacity of $357.8 million with the Federal Home Loan Bank and $332.5 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 13 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2015 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Capital”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 3.49% as of March 31, 2016, 3.38% at December 31, 2015 and 3.12% at March 31, 2015. The average rate paid for these securities for the first quarter of 2016 was 3.43% and 3.10% for the first quarter of 2015. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $262.4 million at March 31, 2016, $251.8 million at December 31, 2015, and $241.3 million at March 31, 2015.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Company:	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2016
Total Capital Ratio	$298,924	12.67%	$188,726	8.0%	N/	A	N/	A
Common Equity Tier 1 Capital Ratio	$259,252	10.99%	$106,159	4.5%	N/	A	N/	A
Tier 1 Capital Ratio	$269,252	11.41%	$141,545	6.0%	N/	A	N/	A
Tier 1 Leverage Ratio	$269,252	10.43%	$103,286	4.0%	N/	A	N/	A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Total Capital Ratio	$298,853	12.67%	$188,697	8.0%	$235,871	10.0%
Common Equity Tier 1 Capital Ratio	$269,185	11.41%	$106,142	4.5%	$153,316	6.5%
Tier 1 Capital Ratio	$269,185	11.41%	$141,523	6.0%	$188,697	8.0%
Tier 1 Leverage Ratio	$269,185	10.43%	$103,258	4.0%	$129,072	5.0%

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

In 1998, the Board approved the Company’s first common stock repurchase program. This program has been extended and expanded several times since then, and most recently, on August 11, 2015, the Board of Directors approved an extension of the $20 million stock repurchase program over the three-year period ending September 30, 2018. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2015 Annual Report on Form 10-K for additional information.

There were no stock repurchases during the first quarter of 2016 or 2015. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008, with Computershare (formerly Registrar and Transfer Company), as Rights Agent. The Rights Plan was set to expire on August 5, 2018.  On November 19, 2015, the Board of Directors approved a seven-year extension of the term of the Rights Plan.  Pursuant to an Amendment to the Rights Agreement dated February 18, 2016, the term of the Rights Plan was extended from August 5, 2018 to August 5, 2025.  The extension of the term of the Rights Plan was intended as a means to continue to guard against abusive takeover tactics and was not in response to any particular proposal. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2015 Annual Report on Form 10-K for further explanation.

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

For a full discussion of the Company’s critical accounting policies and estimates see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2015 Annual Report on Form 10-K.

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

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Commitments to Extend Credit	$672,368	$708,122	$604,429
Letters of Credit	14,092	14,745	9,841
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	4,893	2,758	3,288

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $267,000 at March 31, 2016, $167,000 at December 31, 2015, and $142,000 at March 31, 2015. We do not anticipate any material losses as a result of these transactions.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at March 31, 2016 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2016, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 4.99% if rates increase by 200 basis points and a decrease in net interest income of 2.13% if rates decline 100 basis points. Comparatively, at December 31, 2015, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 3.88% if rates increase by 200 basis points and a decrease in net interest income of 1.67% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2015 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $75 million and repurchase lines of $130 million with major banks. As of March 31, 2016 the Company has additional borrowing capacity of $358.1 million with the FHLB and $332.5 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At March 31, 2016, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $271 million, which represents 10.39% of total assets.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2015 Annual Report to Shareholders on Form 10-K. In management’s opinion, there have been no material changes in risk factors since the filing of the 2015 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2016. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.” Additionally, management is aware that there are private transactions in the Company’s common stock.

In January, 2016, the Company issued 1,600 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $525 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

In January, 2015, the Company issued 1,700 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $450 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

See “Index to Exhibits”

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: May 9, 2016	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2016	/s/ Stephen W. Haley

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