Form 10-Q
period 2016-06-30
FARMERS & MERCHANTS BANCORP
filed 2016-08-08
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Number of shares of common stock of the registrant 792,387 outstanding as of July 31, 2016.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands, except shares)
	June 30, 2016	December 31, 2015	June 30, 2015
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$46,524	$49,913	$45,017
Interest Bearing Deposits with Banks	23,232	9,533	46,322
Total Cash and Cash Equivalents	69,756	59,446	91,339

Investment Securities:
Available-for-Sale	362,223	369,137	351,424
Held-to-Maturity	60,949	61,396	67,401
Total Investment Securities	423,172	430,533	418,825

Loans & Leases	2,068,107	1,996,359	1,818,642
Less: Allowance for Credit Losses	44,118	41,523	39,037
Loans & Leases, Net	2,023,989	1,954,836	1,779,605

Premises and Equipment, Net	26,055	26,575	27,195
Bank Owned Life Insurance	56,846	55,898	54,933
Interest Receivable and Other Assets	91,047	88,057	84,862
Total Assets	$2,690,865	$2,615,345	$2,456,759

Liabilities
Deposits:
Demand	$646,408	$711,029	$613,042
Interest Bearing Transaction	452,758	377,594	349,404
Savings and Money Market	726,580	707,885	706,121
Time	502,200	481,024	494,569
Total Deposits	2,327,946	2,277,532	2,163,136

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	87,337	75,668	42,149
Total Liabilities	2,425,593	2,363,510	2,215,595

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 792,387, 790,787 and 785,782 Shares Issued and Outstanding at June 30, 2016, December 31, 2015 and June 30, 2015, Respectively	8	8	8
Additional Paid-In Capital	82,004	81,164	78,569
Retained Earnings	179,382	170,068	160,956
Accumulated Other Comprehensive Income	3,878	595	1,631
Total Shareholders' Equity	265,272	251,835	241,164
Total Liabilities and Shareholders' Equity	$2,690,865	$2,615,345	$2,456,759
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)
(in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income
Interest and Fees on Loans & Leases	$22,492	$19,606	$44,386	$38,733
Interest on Deposits with Banks	36	65	82	123
Interest on Investment Securities:
Taxable	1,301	1,582	2,903	3,168
Exempt from Federal Tax	485	503	969	1,025
Total Interest Income	24,314	21,756	48,340	43,049

Interest Expense
Deposits	859	754	1,687	1,466
Borrowed Funds	-	-	4	-
Subordinated Debentures	92	81	180	161
Total Interest Expense	951	835	1,871	1,627

Net Interest Income	23,363	20,921	46,469	41,422
Provision for Credit Losses	-	50	2,600	650
Net Interest Income After Provision for Credit Losses	23,363	20,871	43,869	40,772

Non-Interest Income
Service Charges on Deposit Accounts	826	865	1,640	1,763
Net Gain (Loss) on Sale of Investment Securities	-	5	(289)	6
Increase in Cash Surrender Value of Life Insurance	474	479	948	943
Debit Card and ATM Fees	858	804	1,693	1,581
Net Gain (Loss) on Deferred Compensation Investments	48	(216)	339	549
Other	669	889	1,265	2,648
Total Non-Interest Income	2,875	2,826	5,596	7,490

Non-Interest Expense
Salaries and Employee Benefits	10,083	9,566	21,789	19,665
Net Gain (Loss) on Deferred Compensation Investments	48	(216)	339	549
Occupancy	713	746	1,454	1,385
Equipment	842	776	1,699	1,508
Marketing	363	186	662	322
FDIC Insurance	324	297	640	581
Gain on Sale of ORE	(257)	(299)	(5,941)	(299)
Other	2,621	1,705	6,114	3,268
Total Non-Interest Expense	14,737	12,761	26,756	26,979

Income Before Income Taxes	11,501	10,936	22,709	21,283
Provision for Income Taxes	4,169	4,187	8,205	8,131
Net Income	$7,332	$6,749	$14,504	$13,152
Basic Earnings Per Common Share	$9.25	$8.59	$18.31	$16.74
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$7,332	$6,749	$14,504	$13,152

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain (Loss) on Available-for-Sale Securities	1,181	(3,177)	5,376	(1,550)
Deferred Tax (Expense) Benefit Related to Unrealized Gains	(497)	1,335	(2,261)	651
Reclassification Adjustment for Realized (Gain) Loss on Available-for-Sale Securities Included in Net Income	-	(5)	289	(6)
Deferred Tax (Expense) Benefit Related to Reclassification Adjustment	(410)	4	(121)	3
Change in Net Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax	274	(1,843)	3,283	(902)

Total Other Comprehensive Income (Loss)	274	(1,843)	3,283	(902)

Comprehensive Income	$7,606	$4,906	$17,787	$12,250
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balance, January 1, 2015	784,082	$8	$77,804	$152,833	$2,533	$233,178
Net Income		-	-	13,152	-	13,152
Cash Dividends Declared on Common Stock ($6.40 per share)		-	-	(5,029)	-	(5,029)
Issuance of Common Stock	1,700	-	765	-	-	765
Change in Net Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Tax		-	-	-	(902)	(902)
Balance, June 30, 2015	785,782	$8	$78,569	$160,956	$1,631	$241,164

Balance, January 1, 2016	790,787	$8	$81,164	$170,068	$595	$251,835
Net Income		-	-	14,504	-	14,504
Cash Dividends Declared on Common Stock ($6.55 per share)		-	-	(5,190)	-	(5,190)
Issuance of Common Stock	1,600	-	840	-	-	840
Change in Net Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Tax		-	-	-	3,283	3,283
Balance, June 30, 2016	792,387	$8	$82,004	$179,382	$3,878	$265,272
The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015
Operating Activities:
Net Income	$14,504	$13,152
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Credit Losses	2,600	650
Depreciation and Amortization	950	751
Net Amortization of Investment Security Premiums & Discounts	730	778
Net Gain on Sale of Investment Securities	289	(6)
Net Gain on Sale of Property & Equipment	4	-
Net Gain on Sale of Other Real Estate	(5,941)	(299)
Net Change in Operating Assets & Liabilities:
Net (Increase) Decrease in Interest Receivable and Other Assets	(2,666)	1,669
Net Decrease (Increase) in Interest Payable and Other Liabilities	194	(729)
Net Cash Provided by Operating Activities	10,664	15,966
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(188,885)	(80,210)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	212,313	93,217
Purchase of Investment Securities Held-to-Maturity	(1,246)	(8,753)
Proceeds from Matured or Called Securities Held-to-Maturity	1,668	5,185
Net Loans & Leases Paid, Originated or Acquired	(71,853)	(106,444)
Principal Collected on Loans & Leases Previously Charged Off	100	3,032
Additions to Premises and Equipment	(434)	(2,125)
Purchase of Other Investments	(5,523)	(844)
Proceeds from Sale of Other Real Estate	8,282	1,156
Net Cash Used by Investing Activities	(45,578)	(95,786)
Financing Activities:
Net Increase in Deposits	50,414	99,063
Cash Dividends	(5,190)	(5,029)
Net Cash Provided by Financing Activities	45,224	94,034
Increase in Cash and Cash Equivalents	10,310	14,214
Cash and Cash Equivalents at Beginning of Period	59,446	77,125
Cash and Cash Equivalents at End of Period	$69,756	$91,339
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$538	$-
Cash Payments Made for Income Taxes	$7,461	$3,055
Issuance of Common Stock to the Bank’s Non-Qualified Retirement Plans	$840	$765
Interest Paid	$1,814	$1,449
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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three-month and six-month periods ended June 30, 2016 may not necessarily be indicative of future operating results.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest expense and penalties associated with unrecognized tax benefits, if any, are included in the provision for income taxes in the Unaudited Consolidated Statements of Income. As of June 30, 2016 and 2015, the Company had no interest expense or penalties associated with unrecognized tax benefits.

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

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows (in thousands):
	Amortized	Gross Unrealized		Fair/Book
June 30, 2016	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$93,139	$192	$-	$93,331
US Treasury Notes	65,522	457	-	65,979
Mortgage Backed Securities (1)	195,860	6,043	-	201,903
Other	1,010	-	-	1,010
Total	$355,531	$6,692	$-	$362,223

	Amortized	Gross Unrealized		Fair/Book
December 31, 2015	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$33,536	$134	$419	$33,251
US Treasury Notes	73,048	-	164	72,884
Mortgage Backed Securities (1)	261,016	2,708	1,231	262,493
Other	509	-	-	509
Total	$368,109	$2,842	$1,814	$369,137

	Amortized	Gross Unrealized		Fair/Book
June 30, 2015	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$11,063	$58	$-	$11,121
US Treasury Notes	80,212	85	59	80,238
Mortgage Backed Securities (1)	256,849	3,812	1,081	259,580
Other	485	-	-	485
Total	$348,609	$3,955	$1,140	$351,424

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
June 30, 2016	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,949	$1,894	$-	$62,843
Total	$60,949	$1,894	$-	$62,843

	Book	Gross Unrealized		Fair
December 31, 2015	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$61,396	$993	$1	$62,388
Total	$61,396	$993	$1	$62,388

	Book	Gross Unrealized		Fair
June 30, 2015	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$65,270	$278	$213	$65,335
Other	2,131	-	-	2,131
Total	$67,401	$278	$213	$67,466

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at June 30, 2016 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
June 30, 2016	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$90,999	$90,999	$719	$719
After one year through five years	68,672	69,321	11,275	11,325
After five years through ten years	-	-	12,426	12,692
After ten years	-	-	36,529	38,107
	159,671	160,320	60,949	62,843

Investment securities not due at a single maturity date:
Mortgage Backed Securities	195,860	201,903	-	-

Total	$355,531	$362,223	$60,949	$62,843

Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

There were no available-for-sale or held-to-maturity investments with gross unrealized losses at June 30, 2016.

The  tables below show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position December 31, 2015 and June 30, 2015, (in thousands):

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

As of June 30, 2016, the Company held 237 investment securities none of which were in a loss position. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – The unrealized losses on the Company’s investment in securities of government agency and government sponsored entities were $0, $419,000, and $0 at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. The unrealized losses were caused by interest rate fluctuations. Repayment of these investments is guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2016, December 31, 2015, and June 30, 2015.

Mortgage Backed Securities – The unrealized losses on the Company's investment in mortgage backed securities were $0, $1.2 million, and $1.1 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

Obligations of States and Political Subdivisions - As of June 30, 2016, over ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the two percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $0, $1,400, and $213,000 at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

US Treasury Notes – The unrealized losses on the Company's investments in US treasury notes were $0, $164,000, and $59,000 at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

Proceeds from sales and calls of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Proceeds	$-	$4,060	$102,895	$4,535
Gains	-	5	245	6
Losses	-	-	534	-

Pledged Securities
As of June 30, 2016, securities carried at $197.0 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $189.2 million at December 31, 2015, and $189.5 million at June 30, 2015.

3. Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

June 30, 2016	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2016	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Charge-Offs	-	-	-	(7)	(46)	-	-	(52)	-	-	(105)
Recoveries	2	-	-	9	33	-	29	27	-	-	100
Provision	171	2,620	(43)	46	16	(85)	(16)	20	148	(277)	2,600
Ending Balance- June 30, 2016	$10,236	$9,501	$2,442	$837	$2,149	$6,223	$7,849	$170	$3,442	$1,269	$44,118
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2016	$10,099	$9,162	$2,594	$796	$2,064	$5,904	$7,725	$187	$3,239	$2,359	$44,129
Charge-Offs	-	-	-	-	(27)	(7)	-	(27)	-	-	(61)
Recoveries	-	-	-	3	31	-	2	14	-	-	50
Provision	137	339	(152)	38	81	326	122	(4)	203	(1,090)	-
Ending Balance- June 30, 2016	$10,236	$9,501	$2,442	$837	$2,149	$6,223	$7,849	$170	$3,442	$1,269	$44,118
Ending Balance Individually Evaluated for Impairment	-	-	-	66	24	138	756	8	-	-	992
Ending Balance Collectively Evaluated for Impairment	10,236	9,501	2,442	771	2,125	6,085	7,093	162	3,442	1,269	43,126
Loans & Leases:
Ending Balance	$626,498	$454,069	$166,218	$217,176	$32,150	$276,039	$220,284	$6,830	$68,843	$-	$2,068,107
Ending Balance Individually Evaluated for Impairment	3,351	485	-	2,018	511	838	4,668	14	-	-	11,885
Ending Balance Collectively Evaluated for Impairment	$623,147	$453,584	$166,218	$215,158	$31,639	$275,201	$215,616	$6,816	$68,843	$-	$2,056,222

December 31, 2015	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2015	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Charge-Offs	-	-	-	-	-	-	(12)	(84)	-	-	(96)
Recoveries	2,939	-	2,225	8	87	4	136	69	-	-	5,468
Provision	(718)	2,696	(1,409)	(241)	(367)	200	(483)	(28)	1,083	17	750
Ending Balance- December 31, 2015	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Ending Balance Individually Evaluated for Impairment	61	-	-	69	35	115	905	28	-	-	1,213
Ending Balance Collectively Evaluated for Impairment	10,002	6,881	2,485	720	2,111	6,193	6,931	147	3,294	1,546	40,310
Loans & Leases:
Ending Balance	$603,650	$424,034	$151,974	$206,405	$33,056	$293,966	$210,804	$6,592	$65,878	$-	$1,996,359
Ending Balance Individually Evaluated for Impairment	3,420	-	-	2,010	1,214	606	4,760	34	-	-	12,044
Ending Balance Collectively Evaluated for Impairment	600,230	424,034	151,974	204,395	31,842	293,360	206,044	6,558	65,878	-	1,984,315

June 30, 2015	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2015	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Charge-Offs	-	-	-	-	-	-	(12)	(34)	-	-	(46)
Recoveries	2,939	-	-	2	47	3	4	37	-	-	3,032
Provision	(2,190)	3,087	508	(293)	(400)	(1,061)	691	(4)	321	(9)	650
Ending Balance- June 30, 2015	$8,591	$7,272	$2,177	$731	$2,073	$5,046	$8,878	$217	$2,532	$1,520	$39,037
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2015	$7,954	$6,901	$1,916	$673	$2,096	$4,602	$8,941	$212	$2,499	$3,146	$38,940
Charge-Offs	-	-	-	-	-	-	-	(17)	-	-	(17)
Recoveries	1	-	-	2	42	2	2	15	-	-	64
Provision	636	371	261	56	(65)	442	(65)	7	33	(1,626)	50
Ending Balance- June 30, 2015	$8,591	$7,272	$2,177	$731	$2,073	$5,046	$8,878	$217	$2,532	$1,520	$39,037
Ending Balance Individually Evaluated for Impairment	61	-	-	71	49	129	887	34	-	-	1,231
Ending Balance Collectively Evaluated for Impairment	8,530	7,272	2,177	660	2,024	4,917	7,991	183	2,532	1,520	37,806
Loans & Leases:
Ending Balance	$570,173	$373,324	$116,983	$189,039	$31,327	$225,795	$256,386	$4,984	$50,631	$-	$1,818,642
Ending Balance Individually Evaluated for Impairment	4,163	-	4,335	2,055	1,541	454	4,819	40	-	-	17,407
Ending Balance Collectively Evaluated for Impairment	$566,010	$373,324	$112,648	$186,984	$29,786	$225,341	$251,567	$4,944	$50,631	$-	$1,801,235

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $5.1 million at June 30, 2016, $4.9 million at December 31, 2015 and $9.6 million at June 30, 2015, which are no longer disclosed or classified as TDR’s.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

June 30, 2016	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$616,297	$9,507	$694	$626,498
Agricultural Real Estate	452,210	1,505	354	454,069
Real Estate Construction	164,694	1,524	-	166,218
Residential 1st Mortgages	215,681	407	1,088	217,176
Home Equity Lines & Loans	32,034	69	47	32,150
Agricultural	274,920	658	461	276,039
Commercial	209,372	8,148	2,764	220,284
Consumer & Other	6,600	-	230	6,830
Leases	68,843	-	-	68,843
Total	$2,040,651	$21,818	$5,638	$2,068,107

December 31, 2015	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$595,011	$7,917	$722	$603,650
Agricultural Real Estate	424,034	-	-	424,034
Real Estate Construction	150,379	1,595	-	151,974
Residential 1st Mortgages	205,135	413	857	206,405
Home Equity Lines and Loans	32,419	75	562	33,056
Agricultural	293,325	9	632	293,966
Commercial	199,467	8,160	3,177	210,804
Consumer & Other	6,411	-	181	6,592
Leases	65,878	-	-	65,878
Total	$1,972,059	$18,169	$6,131	$1,996,359

June 30, 2015	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$561,370	$8,088	$715	$570,173
Agricultural Real Estate	373,324	-	-	373,324
Real Estate Construction	115,320	1,663	-	116,983
Residential 1st Mortgages	187,663	739	637	189,039
Home Equity Lines & Loans	30,637	80	610	31,327
Agricultural	225,075	453	267	225,795
Commercial	240,190	12,680	3,516	256,386
Consumer & Other	4,737	-	247	4,984
Leases	50,631	-	-	50,631
Total	$1,788,947	$23,703	$5,992	$1,818,642

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at June 30, 2016, December 31, 2015, and June 30, 2015, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated
(in thousands):

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$393	$605	$-	$-	$998	$625,500	$626,498
Agricultural Real Estate	-	-	-	485	485	453,584	454,069
Real Estate Construction	-	-	-	-	-	166,218	166,218
Residential 1st Mortgages	-	-	-	58	58	217,118	217,176
Home Equity Lines & Loans	-	-	-	-	-	32,150	32,150
Agricultural	-	-	-	234	234	275,805	276,039
Commercial	3	-	-	1,475	1,478	218,806	220,284
Consumer & Other	48	-	-	9	57	6,773	6,830
Leases	-	-	-	-	-	68,843	68,843
Total	$444	$605	$-	$2,261	$3,310	$2,064,797	$2,068,107

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$705	$-	$-	$19	$724	$602,926	$603,650
Agricultural Real Estate	-	-	-	-	-	424,034	424,034
Real Estate Construction	-	-	-	-	-	151,974	151,974
Residential 1st Mortgages	97	194	-	65	356	206,049	206,405
Home Equity Lines and Loans	-	-	-	538	538	32,518	33,056
Agricultural	-	-	-	-	-	293,966	293,966
Commercial	-	-	-	1,524	1,524	209,280	210,804
Consumer & Other	7	-	-	10	17	6,575	6,592
Leases	-	-	-	-	-	65,878	65,878
Total	$809	$194	$-	$2,156	$3,159	$1,993,200	$1,996,359

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$715	$715	$569,458	$570,173
Agricultural Real Estate	-	-	-	-	-	373,324	373,324
Real Estate Construction	-	-	-	-	-	116,983	116,983
Residential 1st Mortgages	-	196	-	72	268	188,771	189,039
Home Equity Lines & Loans	-	-	-	576	576	30,751	31,327
Agricultural	-	-	-	11	11	225,784	225,795
Commercial	-	-	-	1,559	1,559	254,827	256,386
Consumer & Other	8	-	-	11	19	4,965	4,984
Leases	-	-	-	-	-	50,631	50,631
Total	$8	$196	$-	$2,944	$3,148	$1,815,494	$1,818,642

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

				Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$76	$76	$-	$78	$2	$85	$4
Agricultural Real Estate	485	485	-	324	-	203	3
Residential 1st Mortgages	420	471	-	375	2	408	4
Home Equity Lines & Loans	-	-	-	363	-	508	-
Agricultural	192	192	-	193	3	193	3
Commercial	3,063	3,063	-	3,073	34	3,083	67
Consumer & Other	1	1		1	-	-	-
	$4,237	$4,288	$-	$4,407	$41	$4,480	$81
With an allowance recorded:
Residential 1st Mortgages	$240	$280	$12	241	$3	268	6
Home Equity Lines & Loans	93	99	5	156	1	166	2
Agricultural	647	647	138	530	6	472	12
Commercial	1,605	1,782	756	1,618	2	1,631	8
Consumer & Other	8	14	8	17	-	24	-
	$2,593	$2,822	$919	$2,562	$12	$2,561	$28
Total	$6,830	$7,110	$919	$6,969	$53	$7,041	$109

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$102	$104	$-	$479	$7
Residential 1st Mortgages	551	618	-	560	16
Home Equity Lines and Loans	581	646	-	620	3
Agricultural	193	193	-	105	3
Commercial	3,103	3,103	-	2,349	85
	$4,530	$4,664	$-	$4,113	$114
With an allowance recorded:
Residential 1st Mortgages	$348	$420	$17	$354	$16
Home Equity Lines and Loans	134	151	7	136	5
Agricultural	412	413	115	431	28
Commercial	1,657	1,798	905	2,456	31
Consumer & Other	34	40	29	39	3
	$2,585	$2,822	$1,073	$3,416	$83
Total	$7,115	$7,486	$1,073	$7,529	$197

				Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$802	$802	$-	$497	$2	$297	$4
Residential 1st Mortgages	564	628	-	567	4	426	8
Home Equity Lines & Loans	620	660	-	641	-	486	1
Agricultural	11	24	-	13	-	10	-
Commercial	3,125	3,125	-	1,587	27	806	28
	$5,122	$5,239	$-	$3,305	$33	$2,025	$41
With an allowance recorded:
Residential 1st Mortgages	$355	$426	$18	357	$4	503	8
Home Equity Lines & Loans	137	155	7	138	1	342	2
Agricultural	443	443	129	443	7	448	14
Commercial	1,694	1,804	887	3,244	2	4,006	27
Consumer & Other	40	46	34	42	1	44	2
	$2,669	$2,874	$1,075	$4,224	$15	$5,343	$53
Total	$7,791	$8,113	$1,075	$7,529	$48	$7,368	$94

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

At June 30, 2016, the Company allocated $896,000 of specific reserves to $6.1 million of troubled debt restructured loans & leases, of which $4.6 million were performing. The Company had no commitments at June 30, 2016 to lend additional amounts to customers with outstanding loans or leases that are classified as troubled debt restructurings.

During the three month period ending June 30, 2016, there was one loan modified as a troubled debt restructuring. During the six month period ending June 30, 2016, the terms of certain loans & leases were modified as troubled debt restructurings. The modification of the terms of such loans & leases can include one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate were for 5 years. Modifications involving an extension of the maturity date were for 10 years.

The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three and six-month periods ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	1	$97	$89	1	$97	$89
Home Equity Lines & Loans	-	-	-	2	305	286
Total	1	$97	$89	3	$402	$375

The TDRs described above had no impact on the allowance for credit losses for the three and six-month periods ending June 30, 2016, and resulted in charge-offs of $7,000 and $27,000 for the three and six-month periods ended June 30, 2016.

During the three and six-months ended June 30, 2016, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

The following table presents loans or leases by class modified as TDRs for the period ended December 31, 2015 (in thousands):

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

At June 30, 2016, formal foreclosure proceedings were in process for $163,000 of consumer mortgage loans secured by residential real estate properties.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At June 30, 2016, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$93,331	$-	$93,331	$-
US Treasury Notes	65,979	65,979	-	-
Mortgage Backed Securities	201,903	-	201,903	-
Other	1,010	200	310	500
Total Assets Measured at Fair Value On a Recurring Basis	$362,223	$66,179	$295,544	$500

		Fair Value Measurements At December 31, 2015, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$33,251	$-	$33,251	$-
US Treasury Notes	72,884	72,884	-	-
Mortgage Backed Securities	262,493	-	262,493	-
Other	509	199	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$369,137	$73,083	$296,054	$-

		Fair Value Measurements At June 30, 2015, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$11,121	$-	$11,121	$-
US Treasury Notes	80,238	-	80,238	-
Mortgage Backed Securities	259,580	-	259,580	-
Other	485	175	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$351,424	$175	$351,249	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the three and six-months ended June 30, 2016 and 2015, there were no transfers in or out of level 1, 2, or 3.

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

		Fair Value Measurements At June 30, 2016, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgage	$317	$-	$-	$317
Home Equity Lines and Loans	85	-	-	85
Agricultural	509	-	-	509
Commercial	849	-	-	849
Total Impaired Loans	1,760	-	-	1,760
Other Real Estate
Home Equity Lines and Loans	779	-	-	779
Total Other Real Estate	779	-	-	779
Total Assets Measured at Fair Value On a Non-Recurring Basis	$2,539	$-	$-	$2,539

		Fair Value Measurements At December 31, 2015, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential 1st Mortgage	$329	$-	$-	$329
Home Equity Lines and Loans	125	-	-	125
Agricultural	298	-	-	298
Commercial	752	-	-	752
Consumer	5	-	-	5
Total Impaired Loans	1,509	-	-	1,509
Other Real Estate:
Real Estate Construction	2,441	-	-	2,441
Total Other Real Estate	2,441	-	-	2,441
Total Assets Measured at Fair Value On a Non-Recurring Basis	$3,950	$-	$-	$3,950

		Fair Value Measurements At June 30, 2015, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgage	$337	$-	$-	$337
Home Equity Lines and Loans	128	-	-	128
Agricultural	313	-	-	313
Commercial	807	-	-	807
Consumer	6			6
Total Impaired Loans	1,591	-	-	1,591
Other Real Estate
Real Estate Construction	2,441	-	-	2,441
Total Other Real Estate	2,441	-	-	2,441
Total Assets Measured at Fair Value On a Non-Recurring Basis	$4,032	$-	$-	$4,032

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2016:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Residential 1st Mortgage	$317	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0% -4%, 2%
Home Equity Lines and Loans	$85	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 2%
Agricultural	$298	Income Approach	Capitalization Rate	16% - 16%, 16%
Agricultural	$211	Collateral Approach	Collateral Value	10% - 10%, 10%
Commercial	$849	Income Approach	Capitalization Rate	16% - 16%, 16%

Other Real Estate
Home Equity Lines and Loans	$779	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated.

		Fair Value of Financial Instruments Using
June 30, 2016 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$69,756	$69,756	$-	$-	$69,756

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	93,331	-	93,331	-	93,331
U.S. Treasury Notes	65,979	65,979	-	-	65,979
Mortgage Backed Securities	201,903	-	201,903	-	201,903
Other	1,010	200	310	500	1,010
Total Investment Securities Available-for-Sale	362,223	66,179	295,544	500	362,223

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	60,949	-	45,083	17,760	62,843
Total Investment Securities Held-to-Maturity	60,949	-	45,083	17,760	62,843

FHLB Stock	8,872	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	616,262	-	-	622,090	622,090
Agricultural Real Estate	444,568	-	-	435,848	435,848
Real Estate Construction	163,776	-	-	163,826	163,826
Residential 1st Mortgages	216,339	-	-	220,349	220,349
Home Equity Lines and Loans	30,001	-	-	31,192	31,192
Agricultural	269,816	-	-	268,535	268,535
Commercial	212,435	-	-	212,018	212,018
Consumer & Other	6,660	-	-	6,722	6,722
Leases	65,401			66,526	66,526
Unallocated Allowance	(1,269)	-	-	(1,269)	(1,269)
Total Loans & Leases, Net of Deferred Fees & Allowance	2,023,989	-	-	2,025,837	2,025,837
Accrued Interest Receivable	9,929	-	9,929	-	9,929

Liabilities:
Deposits:
Demand	646,408	646,408	-	-	646,408
Interest Bearing Transaction	452,758	452,758	-	-	452,758
Savings and Money Market	726,580	726,579	-	-	726,579
Time	502,200	-	502,098	-	502,098
Total Deposits	2,327,946	1,825,745	502,098	-	2,327,843
Subordinated Debentures	10,310	-	6,443	-	6,443
Accrued Interest Payable	569	-	569	-	569

		Fair Value of Financial Instruments Using
December 31, 2015 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$59,446	$59,446	$-	$-	$59,446

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	33,251	-	33,251	-	33,251
U.S. Treasury Notes	72,884	72,884	-	-	72,884
Mortgage Backed Securities	262,493	-	262,493	-	262,493
Other	509	199	310	-	509
Total Investment Securities Available-for-Sale	369,137	73,083	296,054	-	369,137

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	61,396	-	44,675	17,713	62,388
Total Investment Securities Held-to-Maturity	61,396	-	44,675	17,713	62,388

FHLB Stock	7,795	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	593,587	-	-	591,271	591,271
Agricultural Real Estate	417,153	-	-	405,295	405,295
Real Estate Construction	149,489	-	-	149,371	149,371
Residential 1st Mortgages	205,616	-	-	207,431	207,431
Home Equity Lines and Loans	30,910	-	-	32,360	32,360
Agricultural	287,658	-	-	285,733	285,733
Commercial	202,968	-	-	201,105	201,105
Consumer & Other	6,417	-	-	6,416	6,416
Leases	62,584	-	-	62,139	62,139
Unallocated Allowance	(1,546)	-	-	(1,546)	(1,546)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,954,836	-	-	1,939,575	1,939,575
Accrued Interest Receivable	9,240	-	9,240	-	9,240

Liabilities:
Deposits:
Demand	711,029	711,029	-	-	711,029
Interest Bearing Transaction	377,594	377,594	-	-	377,594
Savings and Money Market	707,885	707,885	-	-	707,885
Time	481,024	-	480,334	-	480,334
Total Deposits	2,277,532	1,796,508	480,334	-	2,276,842
Subordinated Debentures	10,310	-	6,424	-	6,424
Accrued Interest Payable	513	-	513	-	513

		Fair Value of Financial Instruments Using
June 30, 2015 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$91,339	$91,339	$-	$-	$91,339

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	11,121	-	11,121	-	11,121
U.S. Treasury Notes	80,238	-	80,238	-	80,238
Mortgage Backed Securities	259,580	-	259,580	-	259,580
Other	485	175	310	-	485
Total Investment Securities Available-for-Sale	351,424	175	351,249	-	351,424

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	65,270	-	47,321	18,014	65,335
Other	2,131	-	2,131	-	2,131
Total Investment Securities Held-to-Maturity	67,401	-	49,452	18,014	67,466

FHLB Stock	7,795	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	561,582	-	-	559,550	559,550
Agricultural Real Estate	366,052	-	-	362,035	362,035
Real Estate Construction	114,806	-	-	114,984	114,984
Residential 1st Mortgages	188,308	-	-	191,266	191,266
Home Equity Lines and Loans	29,254	-	-	31,021	31,021
Agricultural	220,749	-	-	219,967	219,967
Commercial	247,508	-	-	245,825	245,825
Consumer & Other	4,767	-	-	4,803	4,803
Leases	48,099			47,595	47,595
Unallocated Allowance	(1,520)	-	-	(1,520)	(1,520)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,779,605	-	-	1,775,526	1,775,526
Accrued Interest Receivable	9,024	-	9,024	-	9,024

Liabilities:
Deposits:
Demand	613,042	613,041	-	-	613,041
Interest Bearing Transaction	349,404	349,404	-	-	349,404
Savings and Money Market	706,121	706,122	-	-	706,122
Time	494,569	-	494,724	-	494,724
Total Deposits	2,163,136	1,668,567	494,724	-	2,163,291
Subordinated Debentures	10,310	-	6,252	-	6,252
Accrued Interest Payable	556	-	556	-	556

Fair value estimates presented herein are based on pertinent information available to management as of June 30, 2016, December 31, 2015, and June 30, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

6. Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. On May 12, 2016, the Board of Directors of Farmers & Merchants Bancorp announced a mid-year cash dividend of $6.55 per share, a 2.3% increase over the $6.40 per share paid on July 1, 2015. The cash dividend was paid on July 1, 2016, to shareholders of record on June 10, 2016.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per common share for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(net income in thousands)	2016	2015	2016	2015
Net Income	$7,332	$6,749	$14,504	$13,152
Weighted Average Number of Common Shares Outstanding	792,387	785,782	792,141	785,575
Basic Earnings Per Common Share Amount	$9.25	$8.59	$18.31	$16.74

7. Shareholders’ Equity

On January 29, 2016, the Company issued 1,600 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $525 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

8. Pending Acquisition of Delta National Bancorp

On June 8, 2016, Farmers & Merchants Bancorp and Delta National Bancorp announced that a definitive agreement had been signed by both parties.  Under the terms of the agreement, Delta National Bancorp will merge into Farmers & Merchants Bancorp. The transaction is subject to customary closing conditions, including regulatory approvals and Delta National Bancorp’s shareholder approval, and is expected to close in the fourth quarter of 2016.

Delta National Bancorp, headquartered in Manteca, California, is the parent holding company for Delta Bank N.A., a locally owned and operated community bank established in 1973. As of June 30, 2016, Delta National Bancorp had approximately $109.1 million in assets and four branch locations in the communities of Manteca, Riverbank, Modesto and Turlock.  Delta National Bancorp will be merged with and into Farmers & Merchants Bancorp and Delta National Bancorp’s banking subsidiary Delta Bank, N.A. will be merged with and into Farmers & Merchants Bancorp’s banking subsidiary Farmers & Merchants Bank of Central California.  The names of the combined entities will remain Farmers & Merchants Bancorp and Farmers & Merchants Bank of Central California.

Delta National Bancorp common shareholders will be entitled to receive 12,074 shares of Farmers & Merchants Bancorp common stock, subject to certain adjustments described in the definitive merger agreement.  Based on the 20 day daily volume weighted average price of Farmers & Merchants Bancorp as of June 6, 2016, the transaction would have a value of $6.6 million, or $17.30 per Delta National Bancorp common share.  However, the deal value for the common shareholders will fluctuate with changes in Farmers & Merchants Bancorp’s stock price. Delta National Bancorp’s preferred shareholders will receive $19.827 per share in cash.

For additional information about the proposed acquisition of Delta Bank, N.A., see the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2016 and the Agreement and Plan of Reorganization which is filed as an exhibit to the Current Report on Form 8-K.

9. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The new guidance is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The Update is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures.

In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2016. This analysis should be read in conjunction with our 2015 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include the following: (1) continuing economic sluggishness in the Central Valley of California; (2) significant changes in interest rates and prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (8) ongoing drought conditions in California and the resulting impact on the Company’s agricultural customers; (9) expansion into new geographic markets and new lines of business; (10) integration of Delta National Bancorp with and into the Company pursuant to the merger; and (11) other factors discussed in Item 1A. Risk Factors located in the Company’s 2015 Annual Report on Form 10-K and in Part II. Other Information, Item 1A. Risk Factors of this Form 10-Q.

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

On June 8, 2016, Farmers & Merchants Bancorp and Delta National Bancorp announced that a definitive agreement had been signed by both parties.  Under the terms of the agreement, Delta National Bancorp will merge into Farmers & Merchants Bancorp. The transaction is subject to customary closing conditions, including regulatory approvals and Delta National Bancorp’s shareholder approval, and is expected to close in the fourth quarter of 2016. (See “Part I,  Item 1 – Note 8 to the Financial Statements”)

Delta National Bancorp, headquartered in Manteca, California, is the parent holding company for Delta Bank N.A., a locally owned and operated community bank established in 1973. As of June 30, 2016, the Bank had approximately $109 million in assets and four branch locations in the communities of Manteca, Riverbank, Modesto and Turlock.  Delta National Bancorp will be merged with and into Farmers & Merchants Bancorp and Delta National Bancorp’s banking subsidiary Delta Bank, N.A. will be merged with and into Farmers & Merchants Bancorp’s banking subsidiary Farmers & Merchants Bank of Central California.  The names of the combined entities will remain Farmers & Merchants Bancorp and Farmers & Merchants Bank of Central California.

Delta National Bancorp common shareholders will be entitled to receive 12,074 shares of Farmers & Merchants Bancorp common stock, subject to certain adjustments described in the definitive merger agreement.  Based on the 20 day daily volume weighted average price of Farmers & Merchants Bancorp as of June 6, 2016, the transaction would have a value of $6.6 million, or $17.30 per Delta National Bancorp common share.  However, the deal value for the common shareholders will fluctuate with changes in Farmers & Merchants Bancorp’s stock price.    Delta National Bancorp’s preferred shareholders will receive $19.827 per share in cash.

For additional information about the proposed acquisition of Delta Bank, N.A., see the Company’s Current Reports on Form 8-K filed with the SEC on  June 9 and June 10, 2016 and the Agreement and Plan of Reorganization which is filed as an exhibit to the June 10th Current Report on Form 8-K.  See also “Part II. Other Information, Item 1a, Risk Factors.”

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

The state of California has experienced drought conditions since 2013. These conditions did not have a material impact on the Company’s credit quality during the 2015 growing season. Although rain and snow levels in early 2016 increased significantly relative to prior years, they were not sufficient to completely relieve the drought conditions that had built up over the prior three years. Accordingly, management believes that current conditions will continue to have an adverse impact on some of the Company’s agricultural customers’ operating costs in 2016, but at the current time we cannot tell what the ultimate impact will be on 2016 crop yields and crop quality. The longer the drought continues, the more significant is its impact, particularly if ground water levels begin to significantly deteriorate or riparian rights are curtailed. See Item 1A. Risk Factors located in the Company’s 2015 Annual Report on Form 10-K” for additional information.

For the three and six months ended June 30, 2016, Farmers & Merchants Bancorp reported net income of $7,332,000 and $14,504,000, earnings per share of $9.25 and $18.31 and return on average assets of 1.14% and 1.12%, respectively. Return on average shareholders’ equity was 11.14% and 11.13% for the three and six months ended June 30, 2016.

For the three and six months ended June 30, 2015, Farmers & Merchants Bancorp reported net income of $6,749,000 and $13,152,000, earnings per share of $8.59 and $16.74 and return on average assets of 1.12% and 1.10%, respectively. Return on average shareholders’ equity was 11.11% and 10.94% for the three and six months ended June 30, 2015.

The following is a summary of the financial results for the six-month period ended June 30, 2016 compared to June 30, 2015.

●	Net income increased 10.3% to $14.5 million from $13.2 million.

●	Earnings per share increased 9.4% to $18.31 from $16.74.

●	Total assets increased 9.5% to $2.7 billion from $2.5 billion.

●	Total loans & leases increased 13.7% to $2.1 billion from $1.8 billion.

●	Total deposits increased 7.6% to $2.3 billion from $2.2 billion.

The primary reasons for the Company’s $1.4 million or 6.7% increase in pre-tax income in the first half of 2016 as compared to the same period of 2015 were:

●	A $5.05 million increase in net interest income primarily related to the growth in earning assets.
●	A $5.64 million increase in gain on sale of ORE related to the disposition of two of the Company’s foreclosed properties.

These positive impacts were partially offset by:

●	A $2.00 million increase in the provision for credit losses and a $100,000 increase in the provision for unused commitments, resulting from: (1) management’s assessment of the risks related to the continuing sluggish economy in our primary service area, and increasing concerns regarding the level of future growth in the U.S. economy in general; (2) a decline in key agricultural commodity prices; (3) continuing drought conditions in California; and (4) the overall growth in the loan portfolio, measured by both commitments and outstanding balances.
●	A $295,000 increase in loss on sale of investment securities as the Company took advantage of a decline in market interest rates to sell certain lower yielding investment securities.
●	A $1.89 million decrease in non-interest income primarily related to a $1.10 million non-recurring financing fee earned in the first quarter of 2015.
●	$700,000 in merger related expenses related to the proposed acquisition of Delta National Bancorp.
●	A $4.62 million increase in other (i.e., non merger related) non-interest expenses primarily related to:
-	Salaries and employee benefits of new staff added for branch expansion and the Company’s equipment leasing activities, bank wide raises, and increased contributions to employee retirement and other benefit plans.

-	Legal and other professional services resulting from management’s assessment of the Company’s future corporate structure, branding and overall strategic direction.
-	Recruiting and training of new staff as the company expands its geographic footprint and business activities.
-	Amortization expense related to an increase in CRA qualifying low income housing tax credit investments.
-	Occupancy, equipment and marketing expenses from branch expansion and remodeling, ATM upgrades, introduction of a new logo and celebration of the Bank’s 100th anniversary.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analyses for the three and six-month periods ended June 30, 2016 and 2015.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$28,395	$36	0.51%	$103,093	$65	0.25%
Investment Securities:
U.S. Treasuries	65,552	155	0.95%	42,026	141	1.34%
Government Agency & Government-Sponsored Entities	16,397	28	0.68%	18,559	16	0.34%
Obligations of States and Political Subdivisions - Non-Taxable	61,385	744	4.85%	59,982	772	5.15%
Mortgage Backed Securities	202,494	1,115	2.20%	265,064	1,418	2.14%
Other	515	3	2.33%	2,621	7	1.07%
Total Investment Securities	346,343	2,045	2.36%	388,252	2,354	2.43%

Loans & Leases:
Real Estate	1,443,510	16,463	4.59%	1,200,131	14,007	4.68%
Home Equity Lines & Loans	31,415	391	5.01%	31,411	430	5.49%
Agricultural	260,242	2,640	4.08%	211,841	2,138	4.05%
Commercial	222,044	2,238	4.05%	243,995	2,450	4.03%
Consumer	5,080	69	5.46%	4,934	59	4.80%
Other	1,968	11	2.25%	-	-	0.00%
Leases	65,096	680	4.20%	50,759	522	4.12%
Total Loans & Leases	2,029,355	22,492	4.46%	1,743,071	19,606	4.51%
Total Earning Assets	2,404,093	$24,573	4.11%	2,234,416	$22,025	3.95%

Unrealized Gain on Securities Available-for-Sale	5,628			5,525
Allowance for Credit Losses	(44,126)			(38,958)
Cash and Due From Banks	43,185			37,033
All Other Assets	171,778			176,543
Total Assets	$2,580,558			$2,414,559

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$414,876	128	0.12%	$342,327	$46	0.05%
Savings and Money Market	718,077	262	0.15%	693,071	300	0.17%
Time Deposits	487,861	469	0.39%	496,736	408	0.33%
Total Interest Bearing Deposits	1,620,814	859	0.21%	1,532,134	754	0.20%
Federal Home Loan Bank Advances	393	-	0.00%	-	-	0.00%
Subordinated Debentures	10,310	92	3.59%	10,310	81	3.15%
Total Interest Bearing Liabilities	1,631,517	$951	0.23%	1,542,444	$835	0.22%
Interest Rate Spread			3.88%			3.74%
Demand Deposits (Non-Interest Bearing)	633,394			574,265
All Other Liabilities	52,321			54,756
Total Liabilities	2,317,232			2,171,465

Shareholders' Equity	263,326			243,094
Total Liabilities & Shareholders' Equity	$2,580,558			$2,414,559
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.08%			0.08%
Net Interest Income and Margin on Total Earning Assets		23,622	3.95%		21,190	3.81%
Tax Equivalent Adjustment		(259)			(269)
Net Interest Income		$23,363	3.91%		$20,921	3.77%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.2 million and $1.3 million for the quarters ended June 30, 2016 and 2015, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$32,674	$82	0.50%	$98,300	$123	0.25%
Investment Securities:
U.S. Treasuries	48,856	227	0.93%	24,085	160	1.33%
Government Agency & Government-Sponsored Entities	25,172	133	1.06%	47,259	55	0.23%
Obligations of States and Political Subdivisions - Non-Taxable	61,404	1,487	4.84%	60,771	1,573	5.18%
Mortgage Backed Securities	228,613	2,537	2.22%	271,564	2,940	2.17%
Other	512	6	2.34%	2,625	13	0.99%
Total Investment Securities	364,557	4,390	2.41%	406,304	4,741	2.33%

Loans & Leases:
Real Estate	1,427,211	32,429	4.57%	1,165,452	27,529	4.76%
Home Equity Lines & Loans	31,862	780	4.92%	31,740	852	5.41%
Agricultural	260,072	5,254	4.06%	219,828	4,356	4.00%
Commercial	219,253	4,395	4.03%	237,604	4,846	4.11%
Consumer	4,987	147	5.93%	4,887	131	5.41%
Other	1,968	22	0.00%	-	-	0.00%
Leases	65,389	1,359	4.18%	48,982	1,019	4.20%
Total Loans & Leases	2,010,742	44,386	4.44%	1,708,493	38,733	4.57%
Total Earning Assets	2,407,973	$48,858	4.08%	2,213,097	$43,597	3.97%

Unrealized Gain on Securities Available-for-Sale	4,833			5,535
Allowance for Credit Losses	(42,865)			(37,212)
Cash and Due From Banks	42,115			36,890
All Other Assets	170,060			175,024
Total Assets	$2,582,116			$2,393,334

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$403,697	$236	0.12%	$341,686	$92	0.05%
Savings and Money Market	727,970	542	0.15%	685,996	590	0.17%
Time Deposits	485,358	909	0.38%	488,388	784	0.32%
Total Interest Bearing Deposits	1,617,025	1,687	0.21%	1,516,070	1,466	0.19%
Federal Home Loan Bank Advances	1,910	4	0.42%	2	-	0.00%
Subordinated Debentures	10,310	180	3.51%	10,310	161	3.15%
Total Interest Bearing Liabilities	1,629,245	$1,871	0.23%	1,526,382	$1,627	0.21%
Interest Rate Spread			3.85%			3.76%
Demand Deposits (Non-Interest Bearing)	642,354			575,242
All Other Liabilities	49,802			51,167
Total Liabilities	2,321,401			2,152,791

Shareholders' Equity	260,715			240,543
Total Liabilities & Shareholders' Equity	$2,582,116			$2,393,334
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.07%			0.07%
Net Interest Income and Margin on Total Earning Assets		46,987	3.92%		41,970	3.82%
Tax Equivalent Adjustment		(518)			(548)
Net Interest Income		$46,469	3.88%		$41,422	3.77%
Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $2.2 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(in thousands)
	Three Months Ended June 30, 2016 compared to June 30, 2015			Six Months Ended June 30, 2016 compared to June 30, 2015
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$(68)	$39	$(29)	$(116)	$75	$(41)
Investment Securities:
U.S. Treasuries	64	(50)	14	127	(60)	67
Government Agency & Government-Sponsored Entities	(2)	14	12	(37)	115	78
Obligations of States and Political Subdivisions - Non-Taxable	18	(46)	(28)	16	(102)	(86)
Mortgage Backed Securities	(344)	41	(303)	(475)	72	(403)
Other	(8)	4	(4)	(15)	8	(7)
Total Investment Securities	(272)	(37)	(309)	(384)	33	(351)

Loans & Leases:
Real Estate	2,749	(293)	2,456	6,061	(1,161)	4,900
Home Equity Lines & Loans	-	(39)	(39)	3	(75)	(72)
Agricultural	485	17	502	823	75	898
Commercial	(228)	16	(212)	(358)	(93)	(451)
Consumer	2	8	10	3	13	16
Other	11	-	11	22	-	22
Leases	148	10	158	344	(4)	340
Total Loans & Leases	3,167	(281)	2,886	6,898	(1,245)	5,653
Total Earning Assets	2,827	(279)	2,548	6,398	(1,137)	5,261

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	12	70	82	20	124	144
Savings and Money Market	11	(49)	(38)	35	(83)	(48)
Time	(7)	68	61	(5)	130	125
Total Interest Bearing Deposits	16	89	105	50	171	221
Other Borrowed Funds	-	-	-	4	-	4
Subordinated Debentures	-	11	11	-	19	19
Total Interest Bearing Liabilities	16	100	116	54	190	244
Total Change on a Tax Equivalent Basis	$2,811	$(379)	$2,432	$6,344	$(1,327)	$5,017
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Second Quarter 2016 vs. Second Quarter 2015
Net interest income for the second quarter of 2016 increased 11.7% or $2.4 million to $23.4 million. On a fully taxable equivalent basis, net interest income increased 11.5% and totaled $23.6 million for the second quarter of 2016. As more fully discussed below, the increase in net interest income was primarily due to a $170.0 million increase in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended June 30, 2016, the Company’s net interest margin was 3.95% compared to 3.81% for the quarter ended June 30, 2015. This increase in net interest margin was due primarily to an increase in earning asset yields.

Average loans & leases totaled $2.0 billion for the quarter ended June 30, 2016; an increase of $286.3 million compared to the average balance for the quarter ended June 30, 2015. Loans & leases increased from 78.0% of average earning assets at June 30, 2015 to 84.4% at June 30, 2016. As a result of the continuing impact of the sustained low rate environment since late 2008, the annualized yield on the Company’s loan & lease portfolio declined to 4.46% for the quarter ended June 30, 2016, compared to 4.51% for the quarter ended June 30, 2015. Overall, the positive impact on interest revenue from the increase in loan & lease balances resulted in interest revenue from loans & leases increasing 14.7% to $22.5 million for quarter ended June 30, 2015. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases. Average investment securities totaled $346.3 million for the quarter ended June 30, 2016; a decrease of $41.9 million compared to the average balance for the quarter ended June 30, 2015. Tax equivalent interest income on securities decreased $309,000 to $2.0 million for the quarter ended June 30, 2016, compared to $2.4 million for the quarter ended June 30, 2015. The average investment portfolio yield, on a tax equivalent basis, was 2.36% for the quarter ended June 30, 2016, compared to 2.43% for the quarter ended June 30, 2015. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2016. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest bearing deposits with banks consisted of FRB deposits. Deposits with the FRB earn interest at the Fed Funds rate, which had been 0.25% since December 2008, but increased to 0.50% in December 2015. Average interest bearing deposits with banks for the quarter ended June 30, 2016, were $28.7 million, a decrease of $74.4 million compared to the average balance for the quarter ended June 30, 2015. Interest income on interest bearing deposits with banks for the quarter ended June 30, 2016, decreased $29,000 to $36,000 compared to the quarter ended June 30, 2015.

Average interest-bearing liabilities increased $89.1 million or 5.8% during the second quarter of 2016. Of that increase: (1) interest-bearing transaction deposits increased $72.5 million; (2) savings and money market deposits increased $25.0 million; (3) time deposits decreased $8.9 million; (4) Federal Home Loan Bank (“FHLB”) Advances increased $393,000 (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $859,000 for the second quarter of 2016 as compared to $754,000 for the second quarter of 2015. The average rate paid on interest-bearing deposits was 0.21% for the second quarter of 2016 compared to 0.20% for the second quarter of 2015.

Six Months Ending June 30, 2016 vs. Six Months Ending June 30, 2015
During the first six months of 2016, net interest income increased 12.2% to $46.5 million, compared to $41.4 million at June 30, 2015. On a fully taxable equivalent basis, net interest income increased 11.9% and totaled $47.0 million at June 30, 2016, compared to $42.0 million at June 30, 2015. The increase in net interest income was primarily due to a $194.9 million increase in average earning assets.

For the six months ended June 30, 2016, the Company’s net interest margin was 3.92% compared to 3.82% for the same period in 2015. This increase in net interest margin was due primarily to an increase in earning asset yields.

The average balance of loans & leases increased by $302.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The yield on the loan & lease portfolio decreased 13 basis points to 4.44% for the six months ended June 30, 2016 compared to 4.57% for the six months ended June 30, 2015. This decrease in yield was offset by growth of average balance of loans resulting in interest income from loans & leases increasing 14.6% or $5.7 million for the first six months of 2016.

Average investment securities were $364.6 million for the six months ended June 30, 2016 compared to $406.3 million for the same period in 2015. The average tax equivalent yield for the six months ended June 30, 2016 was 2.41% compared to 2.33% for the six months ended June 30, 2015. Despite this increase in yield, because of the decrease in balances, interest income decreased $351,000 or 7.4%, for the six months ended June 30, 2016.

Average interest bearing deposits with banks consisted of FRB deposits. Deposits with the FRB earn interest at the Fed Funds rate, which had been 0.25% since December 2008, but increased to 0.50% in December 2015. Average interest bearing deposits with banks for the six-months ended June 30, 2016, was $32.7 million, a decrease of $65.6 million compared to the average balance for the six-months ended June 30, 2015. Interest income on interest bearing deposits with banks for the six-months ended June 30, 2016, decreased $41,000 to $82,000 compared to the six-months ended June 30, 2015.

Average interest-bearing liabilities increased $102.9 million or 6.7% during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Of that increase: (1) interest-bearing deposits increased $101.0 million; (2) FHLB advances increased $1.9 million; and (3) subordinated debentures remained unchanged.

Total interest expense on interest bearing deposits was $1.7 million for the first six months of 2016 as compared to $1.5 million for the first six months of 2015. The average rate paid on interest-bearing deposits was 0.21% in the first six months of 2016 and 0.19% in the first six months of 2015.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has stabilized throughout most of the Central Valley, housing prices for the most part have not recovered significantly and unemployment levels remain well above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of June 30, 2016, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

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

The Company made a $2.6 million provision for credit losses during the first half of 2016 compared to $650,000 provision during the first half of 2015. Net charge-offs during the first half of 2016 were $5,000 compared to net recoveries of $3.0 million in the first half of 2015. During the first half of 2015 the Company was able to fully recover $2.9 million that was charged-off during 2010 on a restructured commercial real estate loan. In addition to the full recovery of the charged off principal, this transaction also resulted in the recovery of $353,000 in interest income and the client’s payment of a financing fee of $1.1 million. See “Overview – Looking Forward: 2016 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2015 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of June 30, 2016, was adequate.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Balance at Beginning of Period	$44,129	$38,940	$41,523	$35,401
Charge-Offs	(61)	(17)	(105)	(46)
Recoveries	50	64	100	3,032
Provision	-	50	2,600	650
Balance at End of Period	$44,118	$39,037	$44,118	$39,037

The table below breaks out year-to-date and current quarter activity by portfolio segment (in thousands):

June 30, 2016	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2016	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Charge-Offs	-	-	-	(7)	(46)	-	-	(52)	-	-	(105)
Recoveries	2	-	-	9	33	-	29	27	-	-	100
Provision	171	2,620	(43)	46	16	(85)	(16)	20	148	(277)	2,600
Ending Balance- June 30, 2016	$10,236	$9,501	$2,442	$837	$2,149	$6,223	$7,849	$170	$3,442	$1,269	$44,118
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2016	$10,099	$9,162	$2,594	$796	$2,064	$5,904	$7,725	$187	$3,239	$2,359	$44,129
Charge-Offs	-	-	-	-	(27)	(7)	-	(27)	-	-	(61)
Recoveries	-	-	-	3	31	-	2	14	-	-	50
Provision	137	339	(152)	38	81	326	122	(4)	203	(1,090)	-
Ending Balance- June 30, 2016	$10,236	$9,501	$2,442	$837	$2,149	$6,223	$7,849	$170	$3,442	$1,269	$44,118

The Allowance for Credit Losses at June 30, 2016 increased $2.6 million from December 31, 2015. The allowance allocated to the following portfolio segment changed materially during the first half of 2016:

●	Agricultural Real Estate allowance balances increased $2.6 million primarily due to increased qualitative factors in the Company’s allowance calculation related to: (1) the longer-term impact of continuing drought conditions in California; and (2) declines in prices for certain commodities that will impact agricultural real estate prices as cash flow is reduced.

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

Second Quarter 2016 vs. Second Quarter 2015
Non-interest income increased $49,000 or 1.7% for the three months ended June 30, 2016, compared to the same period of 2015. This increase was primarily due to a $264,000 increase in the net gain on deferred compensation investments for the second quarter of 2016 compared to the same period in 2015. This increase was partially offset by a $220,000 decrease in other non-interest income, primarily comprised of a one-time special FHLB dividend that was received in 2015.

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

Six Months Ending June 30, 2016 vs. Six Months Ending June 30, 2015
Non-interest income decreased $1.9 million or 25.3% for the six months ended June 30, 2016 compared to the same period of 2015. This decrease was primarily due to: (1) a $123,000 decrease in service charges on deposit accounts related to the Company’s overdraft privilege service; (2) a $295,000 decrease in the net gain on the sale of investment securities; (3) a $210,000 decrease in the net gain on deferred compensation investments; and (4) a $1.1 million non-recurring financing fee related to the full recovery of a loan previously charged off that took place in 2015. (see “Provision for Credit Losses”).

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

Second Quarter 2016 vs. Second Quarter 2015
Overall, non-interest expense increased $2.0 million or 15.5% for the three months ended June 30, 2016, compared to the same period in 2015. This increase was primarily comprised: (1) a $517,000 increase in salaries and employee benefits primarily related to : (a) new staff added for the branches in Walnut Creek and Concord and the Company’s leasing activities; (b) increased contributions to retirement and profit sharing plans; and (c) bank wide raises that occurred in mid-2015; (2) a $264,000 increase in the net gain on deferred compensation investments; (3) a $243,000 increase in equipment and marketing expenses related to branch expansion and remodeling, ATM upgrades, introduction of a new logo and celebration of the Bank’s 100th anniversary; (4) a $119,000 increase in CRA qualified contributions; (5) a $173,000 increase in legal services related to management’s assessment of the Company’s future corporate structure, branding and overall strategic direction; (5) a $287,000 increase in amortization expense related to an increase in CRA qualifying low income housing tax credit investments (See “Income Taxes” for the offsetting credits related to these investments); and (6) merger related expenses totaling $250,000 related to the pending acquisition of Delta National Bancorp which is scheduled to close in the fourth quarter of 2016. These expenses consisted primarily of professional fees (including legal, accounting, consulting and investment banker fees) and data processing costs.

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

Six Months Ending June 30, 2016 vs. Six Months Ending June 30, 2015
Non-interest expense decreased $223,000 or 0.8% for the six months ended June 30, 2016, compared to the same period of 2015. This decrease was primarily comprised of: (1) a $5.6 million gain on the sale of ORE property; and (2) a $210,000 decrease in the net gain on deferred compensation investments. These decreases were partially offset by: (1) a $2.1 million increase in salaries and employee benefits primarily related to: (a) new staff added for the branches in Walnut Creek and Concord and the Company’s leasing activities; (b) increased contributions to retirement and profit sharing plans; and (c) bank wide raises that occurred in mid-2015; (2) a $600,000 increase in occupancy, equipment and marketing expenses related to branch expansion and remodeling, ATM upgrades, introduction of a new logo and celebration of the Bank’s 100th anniversary; (3) a $750,000 increase in legal and other professional services related to management’s assessment of the Company’s future corporate structure, branding and overall strategic direction; (4) a $614,000 increase in amortization expense related to an increase in CRA qualifying low income housing tax credit investments (See “Income Taxes” for the offsetting credits related to these investments); (5) a $200,000 increase in recruiting and training expense related to the addition of new staff as the Company expands its geographic footprint and business activities; (6) a $131,000 increase in CRA qualified contributions; (7) a $100,000 increase in the provision for unused commitments; and (8) merger related expenses totaling $700,000 related to the pending acquisition of Delta National Bancorp which is scheduled to close in the fourth quarter of 2016. These expenses consisted primarily of professional fees (including legal, accounting, consulting and investment banker fees) and data processing costs.

Income Taxes
The provision for income taxes decreased 0.4% to $4.2 million for the second quarter of 2016. The Company’s effective tax rate was 36.2% for the second quarter of 2016 and 38.3% for the second quarter of 2015.

The provision for income taxes increased 0.9% to $8.2 million for the first six months of 2016. The Company’s effective tax rate for the first six months of 2016 was 36.1% compared to 38.2% for the same period in 2015.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at June 30, 2016, as compared to December 31, 2015 and to June 30, 2015. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at June 30, 2016 was $423.2 million compared to $430.5 million at the end of 2015, a decrease of $7.4 million or 1.7%. At June 30, 2015, the investment portfolio totaled $418.8 million. The mix of the investment portfolio has changed over the past three to five years. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company has invested most of its available funds in either shorter term US Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company's total investment portfolio currently represents 15.7% of the Company’s total assets as compared to 16.5% at December 31, 2015, and 17.0% at June 30, 2015.

As of June 30, 2016 the Company held $60.9 million of municipal investments, of which $43.2 million were bank-qualified municipal bonds, all classified as HTM. In order to comply with Section 939A of the Dodd-Frank Act, the Company: (1) only invests in bonds rated AA or better; and (2) performs its own credit analysis on new purchases of municipal bonds. As of June 30, 2016, ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately two percent ($539,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $23.2 million at June 30, 2016, $9.5 million at December 31, 2015 and $46.3 million at June 30, 2015.

The Company classifies its investments as HTM, trading, or AFS. Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of June 30, 2016, December 31, 2015 and June 30, 2015, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Overall, the Company's loan & lease portfolio at June 30, 2016 totaled $2.1 billion, an increase of $249.5 million or 13.7% over June 30, 2015. This increase has occurred despite the continuing sluggish economic conditions in the Central Valley of California and is a result of: (1) the Company’s intensified business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek and Concord. No assurances can be made that this growth in the loan & lease portfolio will continue.

Loans & leases at June 30, 2016 increased $71.7 million from December 31, 2015, primarily as a result of strong growth in real estate segments offset to some extent by normal seasonal pay downs of loans made to the Company’s agricultural customers.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	June 30, 2016		December 31, 2015		June 30, 2015
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$632,275	30.4%	$609,602	30.4%	$575,355	31.5%
Agricultural Real Estate	454,069	21.9%	424,034	21.2%	373,324	20.5%
Real Estate Construction	166,218	8.0%	151,974	7.6%	116,983	6.4%
Residential 1st Mortgages	217,176	10.5%	206,405	10.3%	189,039	10.4%
Home Equity Lines and Loans	32,150	1.6%	33,056	1.7%	31,327	1.7%
Agricultural	276,039	13.3%	293,966	14.7%	225,795	12.4%
Commercial	220,284	10.6%	210,804	10.5%	256,386	14.1%
Consumer & Other	6,830	0.3%	6,592	0.3%	4,984	0.3%
Leases	68,068	3.3%	65,054	3.3%	49,791	2.7%
Total Gross Loans & Leases	2,073,109	100.0%	2,001,487	100.0%	1,822,984	100.0%
Less: Unearned Income	5,002		5,128		4,342
Subtotal	2,068,107		1,996,359		1,818,642
Less: Allowance for Credit Losses	44,118		41,523		39,037
Net Loans & Leases	$2,023,989		$1,954,836		$1,779,605

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of June 30, 2016, classified loans totaled $5.6 million compared to $6.1 million at December 31, 2015 and $6.0 million at June 30, 2015.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of June 30, 2016 non-accrual loans & leases totaled $2.3 million. At December 31, 2015 and June 30, 2016, non-accrual loans totaled $2.2 million and $2.9 million, respectively.

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

As of June 30, 2016, restructured loans & leases on accrual totaled $4.6 million as compared to $5.0 million at December 31, 2015. Restructured loans on accrual at June 30, 2015 were $4.8 million.

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

Non-Performing Assets
(in thousands)	June 30, 2016	Dec. 31, 2015	June 30, 2015
Non-Performing Loans & Leases	$2,260	$2,156	$2,944
Other Real Estate	779	2,441	2,441
Total Non-Performing Assets	$3,039	$4,597	$5,385

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.11%	0.11%	0.16%
Restructured Loans & Leases (Performing)	$4,565	$4,953	$4,843

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $657,000, $782,000 and $763,000 have been established for non-performing loans & leases at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

Foregone interest income on non-accrual loans & leases which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $51,000 for the six months ended June 30, 2016, $109,000 for the year ended December 31, 2015, and $55,000 for the six months ended June 30, 2015.

The Company reported $779,000 of ORE at June 30, 2016, and $2.4 million at both December 31, 2015 and June 30, 2015. The June 30, 2016 value has no reserve for ORE valuation allowance. The December 31, 2015 and June 30, 2015 values are both net of a $3.7 million reserve for ORE valuation allowance

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of June 30, 2016, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

●	The Central Valley was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has stabilized throughout most of the Central Valley, housing prices for the most part have not fully recovered and unemployment levels remain above those in other areas of the state and country.

●	The state of California has experienced drought conditions since 2013. These conditions did not have a material impact on the Company’s credit quality during the 2015 growing season. Although rain and snow levels in early 2016 increased significantly relative to prior years, they were not sufficient to completely relieve the drought conditions that had built up over the prior three years. Accordingly, management believes that current conditions will continue to have an adverse impact on some of the Company’s agricultural customers’ operating costs in 2016, but at the current time we cannot tell what the ultimate impact will be on 2016 crop yields and crop quality. The longer the drought continues, the more significant is its impact, particularly if ground water levels begin to significantly deteriorate or riparian rights are curtailed. See “Part II. Other Information, Item 1A. Risk Factors” for additional information.

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

The Company's deposit balances at June 30, 2016 have increased $164.8 million or 7.6% compared to June 30, 2015. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; and (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 7.6% since June 30, 2015, the Company continues to focus on increasing low cost transaction and savings accounts:

●	Demand and interest-bearing transaction accounts increased $136.7 million or 14.2% since June 30, 2015.

●	Savings and money market accounts have increased $20.5 million or 2.9% since June 30, 2015.

●	Time deposit accounts have increased $7.6 million or 1.5% since June 30, 2015.

The Company's deposit balances at June 30, 2016 have increased $50.4 million or 2.2% compared to December 31, 2015. Savings and money market deposits increased 2.6% or $18.7 million while demand and interest-bearing transaction accounts increased by $10.5 million or 1.0% and time deposit accounts increased by $21.2 million or 4.4%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

 Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at June 30, 2016, December 31, 2015, or June 30, 2015. There were no Federal Funds purchased or advances from the FRB at June 30, 2016, December 31, 2015 or June 30, 2015.

As of June 30, 2016 the Company has additional borrowing capacity of $349.0 million with the Federal Home Loan Bank and $340.6 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 13 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2015 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital. These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 3.51% at June 30, 2016, 3.38% at December 31, 2015 and 3.13% at June 30, 2015. The average rate paid for these securities for the first half of 2016 was 3.51% compared to 3.15% for the first half of 2015. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $265.3 million at June 30, 2016, $251.8 million at December 31, 2015, and $241.2 million at June 30, 2015.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Total Capital Ratio	$301,740	12.50%	$193,092	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$261,394	10.83%	$108,614	4.5%	N/A	N/A
Tier 1 Capital Ratio	$271,394	11.24%	$144,819	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$271,394	10.52%	$103,155	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Total Capital Ratio	$301,321	12.49%	$193,064	8.0%	$241,330	10.0%
Common Equity Tier 1 Capital Ratio	$270,979	11.23%	$108,599	4.5%	$158,865	6.5%
Tier 1 Capital Ratio	$270,979	11.23%	$144,798	6.0%	$193,064	8.0%
Tier 1 Leverage Ratio	$270,979	10.52%	$103,008	4.0%	$128,760	5.0%

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

There were no stock repurchases during the first half of 2016 or 2015. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

On January 28, 2016, the Company issued 1,600 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $525 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from this issuance were contributed to the Bank as equity capital.

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

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Commitments to Extend Credit	$612,309	$708,122	$638,190
Letters of Credit	14,326	14,745	12,136
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	5,995	2,758	1,511

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 18 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $267,000 at June 30, 2016, $167,000 at December 31, 2015, and $142,000 at June 30, 2015. We do not anticipate any material losses as a result of these transactions.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at June 30, 2016 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2016, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 4.54% if rates increase by 200 basis points and a decrease in net interest income of 1.79% if rates decline 100 basis points. Comparatively, at December 31, 2015, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 3.88% if rates increase by 200 basis points and a decrease in net interest income of 1.67% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2015 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $75.0 million and repurchase lines of $130.0 million with major banks. As of June 30, 2016 the Company has additional borrowing capacity of $349.0 million with the FHLB and $340.6 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At June 30, 2016, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $277.0 million, which represents 10.24% of total assets.

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

During the quarter ended June 30, 2016, there were no changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2015 Annual Report to Shareholders on Form 10-K. In management’s opinion, except as provided below, there have been no material changes in risk factors since the filing of the 2015 Form 10-K.

In connection with the merger of Delta National Bancorp with and into the Company (See “Item 1 – Note 8 to the Financial Statements”), Company stockholders should be aware of the following risks:

The Company May Fail To Realize The Anticipated Benefits Of The Merger - The success of the merger will depend on, among other things, the Company’s ability to realize the anticipated revenue enhancements and efficiencies and to combine the businesses of the Company and Delta National Bancorp in a manner that does not materially disrupt the existing customer relationships of Delta National Bancorp or result in decreased revenues resulting from any loss of customers and that permits growth opportunities to occur. If the Company is not able to successfully achieve these objectives or if there are unanticipated losses at Delta National Bancorp, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The Company and Delta National Bancorp have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies could also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and Delta National Bancorp during the transition period and on the combined company following completion of the merger.

The Market Price Of The Company’s Common Stock After The Merger May Be Affected By Factors Different From Those Affecting The Shares Of Delta National Bancorp Or The Company Currently - Upon completion of the merger, holders of Delta National Bancorp common stock will become holders of the Company’s common stock.  The Company’s business differs from that of Delta National Bancorp, and, accordingly, the financial condition and results of operations of the combined company and the market price of the Company’s common stock after the completion of the merger may be affected by factors different from those currently affecting the financial condition and results of operations of Delta National Bancorp.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first six months of 2016. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

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

FARMERS & MERCHANTS BANCORP

Date: August 8, 2016	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

FARMERS & MERCHANTS BANCORP

Date: August 8, 2016	/s/ Stephen W. Haley

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