Form 10-Q
period 2016-09-30
FARMERS & MERCHANTS BANCORP
filed 2016-11-08
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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
Yes ☐ No ☒

Number of shares of common stock of the registrant 792,387 outstanding as of October 31, 2016.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands, except shares)
	Sept. 30, 2016	December 31, 2015	Sept. 30, 2015
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$56,376	$49,913	$41,595
Interest Bearing Deposits with Banks	42,927	9,533	8,705
Total Cash and Cash Equivalents	99,303	59,446	50,300

Investment Securities:
Available-for-Sale	358,857	369,137	344,728
Held-to-Maturity	58,905	61,396	66,257
Total Investment Securities	417,762	430,533	410,985

Loans & Leases	2,079,670	1,996,359	1,910,270
Less: Allowance for Credit Losses	44,446	41,523	39,090
Loans & Leases, Net	2,035,224	1,954,836	1,871,180

Premises and Equipment, Net	26,058	26,575	26,856
Bank Owned Life Insurance	57,320	55,898	55,418
Interest Receivable and Other Assets	91,899	88,057	85,332
Total Assets	$2,727,566	$2,615,345	$2,500,071

Liabilities
Deposits:
Demand	$672,351	$711,029	$603,430
Interest Bearing Transaction	433,220	377,594	373,193
Savings and Money Market	702,441	707,885	672,052
Time	547,625	481,024	483,967
Total Deposits	2,355,637	2,277,532	2,132,642

Federal Home Loan Bank Advances	-	-	5,500
Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	89,221	75,668	100,495
Total Liabilities	2,455,168	2,363,510	2,248,947

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 792,387, 790,787 and 788,982 Shares Issued and Outstanding at September 30, 2016, December 31, 2015 and September 30, 2015, Respectively	8	8	8
Additional Paid-In Capital	82,004	81,164	80,217
Retained Earnings	186,920	170,068	167,996
Accumulated Other Comprehensive Income	3,466	595	2,903
Total Shareholders' Equity	272,398	251,835	251,124
Total Liabilities and Shareholders' Equity	$2,727,566	$2,615,345	$2,500,071

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)
(in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income
Interest and Fees on Loans & Leases	$23,523	$20,915	$67,909	$59,648
Interest on Deposits with Banks	51	36	133	159
Interest on Investment Securities:
Taxable	1,210	1,574	4,113	4,742
Exempt from Federal Tax	478	513	1,447	1,538
Total Interest Income	25,262	23,038	73,602	66,087

Interest Expense
Deposits	1,004	777	2,691	2,243
Borrowed Funds	14	-	18	-
Subordinated Debentures	92	83	272	244
Total Interest Expense	1,110	860	2,981	2,487

Net Interest Income	24,152	22,178	70,621	63,600
Provision for Credit Losses	250	-	2,850	650
Net Interest Income After Provision for Credit Losses	23,902	22,178	67,771	62,950

Non-Interest Income
Service Charges on Deposit Accounts	877	840	2,517	2,603
Net Gain (Loss) on Sale of Investment Securities	3	266	(286)	272
Increase in Cash Surrender Value of Life Insurance	474	485	1,422	1,428
Debit Card and ATM Fees	847	808	2,540	2,389
Net Gain on Deferred Compensation Investments	1,630	224	1,969	773
Other	722	1,087	1,987	3,735
Total Non-Interest Income	4,553	3,710	10,149	11,200

Non-Interest Expense
Salaries and Employee Benefits	10,272	9,980	32,061	29,645
Net Gain on Deferred Compensation Investments	1,630	224	1,969	773
Occupancy	786	757	2,240	2,142
Equipment	853	786	2,552	2,294
Marketing	267	665	929	987
FDIC Insurance	320	302	960	883
Gain on Sale of ORE	-	-	(5,941)	(299)
Other	2,286	1,774	8,400	5,042
Total Non-Interest Expense	16,414	14,488	43,170	41,467

Income Before Income Taxes	12,041	11,400	34,750	32,683
Provision for Income Taxes	4,503	4,360	12,708	12,491
Net Income	$7,538	$7,040	$22,042	$20,192
Basic Earnings Per Common Share	$9.51	$8.96	$27.82	$25.70

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$7,538	$7,040	$22,042	$20,192

Other Comprehensive Income
Change in Net Unrealized (Loss) Gain on Available-for-Sale Securities	(709)	2,460	4,667	910
Deferred Tax Expense (Benefit) Related to Unrealized Gains	299	(1,033)	(1,962)	(382)
Reclassification Adjustment for Realized (Gain) Loss on Available-for-Sale Securities Included in Net Income	(3)	(266)	286	(272)
Deferred Tax (Benefit) Expense Related to Reclassification Adjustment	(409)	111	(120)	114
Change in Net Unrealized Gain on Available-for-Sale Securities, Net of Tax	(822)	1,272	2,871	370

Total Other Comprehensive Income	(822)	1,272	2,871	370

Comprehensive Income	$6,716	$8,312	$24,913	$20,562

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balance, January 1, 2015	784,082	$8	$77,804	$152,833	$2,533	$233,178
Net Income		-	-	20,192	-	20,192
Cash Dividends Declared on Common Stock ($6.40 per share)		-	-	(5,029)	-	(5,029)
Issuance of Common Stock	4,900	-	2,413	-	-	2,413
Change in Net Unrealized Gain on Securities Available-for-Sale, Net of Tax		-	-	-	370	370
Balance, September 30, 2015	788,982	$8	$80,217	$167,996	$2,903	$251,124

Balance, January 1, 2016	790,787	$8	$81,164	$170,068	$595	$251,835
Net Income		-	-	22,042	-	22,042
Cash Dividends Declared on Common Stock ($6.55 per share)		-	-	(5,190)	-	(5,190)
Issuance of Common Stock	1,600	-	840	-	-	840
Change in Net Unrealized Gain on Securities Available-for-Sale, Net of Tax		-	-	-	2,871	2,871
Balance, September 30, 2016	792,387	$8	$82,004	$186,920	$3,466	$272,398

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
(in thousands)	2016	2015
Operating Activities:
Net Income	$22,042	$20,192
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	2,850	650
Depreciation and Amortization	1,425	1,184
Net Amortization of Investment Security Premiums & Discounts	1,104	1,163
Net Loss (Gain) on Sale of Investment Securities	286	(272)
Net Loss (Gain) on Sale of Property & Equipment	4	(392)
Net Gain on Sale of Other Real Estate	(5,941)	(299)
Net Change in Operating Assets & Liabilities:
Net (Increase) Decrease in Interest Receivable and Other Assets	(3,821)	2,898
Net Decrease in Interest Payable and Other Liabilities	2,890	56,826
Net Cash Provided by Operating Activities	20,839	81,950
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(288,874)	(134,407)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	314,726	156,214
Purchase of Investment Securities Held-to-Maturity	(1,807)	(12,015)
Proceeds from Matured or Called Securities Held-to-Maturity	4,260	9,574
Net Loans & Leases Paid, Originated or Acquired	(83,440)	(198,093)
Principal Collected on Loans & Leases Previously Charged Off	202	3,106
Additions to Premises and Equipment	(912)	(2,498)
Purchase of Other Investments	(6,334)	(1,523)
Proceeds from Sale of Property & Equipment	-	671
Proceeds from Sale of Other Real Estate	8,282	1,156
Net Cash Used by Investing Activities	(53,897)	(177,815)
Financing Activities:
Net Increase in Deposits	78,105	68,569
Net Changes in Other Borrowings	-	5,500
Cash Dividends	(5,190)	(5,029)
Net Cash Provided by Financing Activities	72,915	69,040
Increase (Decrease) in Cash and Cash Equivalents	39,857	(26,825)
Cash and Cash Equivalents at Beginning of Period	59,446	77,125
Cash and Cash Equivalents at End of Period	$99,303	$50,300
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$538	$-
Cash Payments Made for Income Taxes	$9,591	$5,175
Issuance of Common Stock to the Bank’s Non-Qualified Retirement Plans	$840	$2,413
Interest Paid	$2,813	$2,275

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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three-month and nine-month periods ended September 30, 2016 may not necessarily be indicative of future operating results.

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

Certain amounts in the prior years' financial statements and related footnote disclosures have been reclassified to conform to the current-period presentation. These reclassifications had no effect on previously reported net income or total shareholders’ equity. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the periods presented.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are included in the provision for income taxes in the Unaudited Consolidated Statements of Income. As of September 30, 2016 and 2015, the Company had no interest expense or penalties associated with unrecognized tax benefits.

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

	Amortized	Gross Unrealized		Fair/Book
September 30, 2016	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$83,129	$165	$1	$83,293
US Treasury Notes	85,470	211	-	85,681
Mortgage Backed Securities (1)	183,268	5,605	-	188,873
Other	1,010	-	-	1,010
Total	$352,877	$5,981	$1	$358,857

	Amortized	Gross Unrealized		Fair/Book
December 31, 2015	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$33,536	$134	$419	$33,251
US Treasury Notes	73,048	-	164	72,884
Mortgage Backed Securities (1)	261,016	2,708	1,231	262,493
Other	509	-	-	509
Total	$368,109	$2,842	$1,814	$369,137

	Amortized	Gross Unrealized		Fair/Book
September 30, 2015	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$41,448	$65	$-	$41,513
US Treasury Notes	30,069	231	-	30,300
Mortgage Backed Securities (1)	251,483	5,024	312	256,195
Corporate Securities	16,235	-	-	16,235
Other	485	-	-	485
Total	$339,720	$5,320	$312	$344,728

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
September 30, 2016	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$58,905	$1,549	$-	$60,454
Total	$58,905	$1,549	$-	$60,454

	Book	Gross Unrealized		Fair
December 31, 2015	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$61,396	$993	$1	$62,388
Total	$61,396	$993	$1	$62,388

	Book	Gross Unrealized		Fair
September 30, 2015	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$64,134	$658	$26	$64,766
Other	2,123	-	-	2,123
Total	$66,257	$658	$26	$66,889

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at September 30, 2016 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
September 30, 2016	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$100,999	$100,998	$1,211	$1,213
After one year through five years	68,610	68,986	10,906	10,943
After five years through ten years	-	-	11,644	11,878
After ten years	-	-	35,144	36,420
	169,609	169,984	58,905	60,454

Investment securities not due at a single maturity date:
Mortgage Backed Securities	183,268	188,873	-	-

Total	$352,877	$358,857	$58,905	$60,454

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

The  tables below show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
September 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	$59,993	$1	$-	$-	$59,993	$1
Total	$59,993	$1	$-	$-	$59,993	$1

	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	$29,944	$419	$-	$-	$29,944	$419
US Treasury Notes	44,887	164	-	-	44,887	164
Mortgage Backed Securities	78,899	1,089	7,277	142	86,176	1,231
Total	$153,730	$1,672	$7,277	$142	$161,007	$1,814

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$839	$1	$-	$-	$839	$1
Total	$839	$1	$-	$-	$839	$1

	Less Than 12 Months		12 Months or More		Total
September 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Mortgage Backed Securities	$36,898	$256	$7,593	$56	$44,491	$312
Total	$36,898	$256	$7,593	$56	$44,491	$312

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$1,991	$26	$-	$-	$1,991	$26
Total	$1,991	$26	$-	$-	$1,991	$26

As of September 30, 2016, the Company held 244 investment securities  which 3 were in a loss position for less than twelve months. No securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – The unrealized losses on the Company’s investment in securities of government agency and government sponsored entities were $1, $419,000, and $0 at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. The unrealized losses were caused by interest rate fluctuations. Repayment of these investments is guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2016, December 31, 2015, and September 30, 2015.

Mortgage Backed Securities – The unrealized losses on the Company's investment in mortgage backed securities were $0, $1.2 million, and $312,000 at September 30, 2016, December 31, 2015, September 30, 2015, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

Obligations of States and Political Subdivisions - As of September 30, 2016, over ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the two percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $0, $1,400, and $26,000 at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

US Treasury Notes – The unrealized losses on the Company's investments in US treasury notes were $0, $164,000, and $0 at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

Proceeds from sales and calls of securities were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2016	2015	2016	2015
Proceeds	$1,855	$53,465	$104,750	$58,000
Gains	3	266	248	272
Losses	-	-	534	-

Pledged Securities
As of September 30, 2016, securities carried at $185.1 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $189.2 million at December 31, 2015, and $197.8 million at September 30, 2015.

3. Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

September 30, 2016	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2016	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Charge-Offs	-	-	-	(7)	(46)	-	-	(77)	-	-	(130)
Recoveries	2	-	-	13	102	-	45	41	-	-	203
Provision	57	2,490	(27)	34	(7)	(86)	(281)	40	250	380	2,850
Ending Balance- September 30, 2016	$10,122	$9,371	$2,458	$829	$2,195	$6,222	$7,600	$179	$3,544	$1,926	$44,446
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2016	$10,236	$9,501	$2,442	$837	$2,149	$6,223	$7,849	$170	$3,442	$1,269	$44,118
Charge-Offs	-	-	-	-	-	-	-	(25)	-	-	(25)
Recoveries	-	-	-	4	69	-	16	14	-	-	103
Provision	(114)	(130)	16	(12)	(23)	(1)	(265)	20	102	657	250
Ending Balance- September 30, 2016	$10,122	$9,371	$2,458	$829	$2,195	$6,222	$7,600	$179	$3,544	$1,926	$44,446
Ending Balance Individually Evaluated for Impairment	-	-	-	74	18	129	620	7	-	-	848
Ending Balance Collectively Evaluated for Impairment	10,122	9,371	2,458	755	2,177	6,093	6,980	172	3,544	1,926	43,598
Loans & Leases:
Ending Balance	$627,114	$439,972	$175,045	$238,376	$32,513	$274,704	$214,086	$6,975	$70,885	$-	$2,079,670
Ending Balance Individually Evaluated for Impairment	4,324	513	-	2,173	409	640	4,509	11	-	-	12,579
Ending Balance Collectively Evaluated for Impairment	$622,790	$439,459	$175,045	$236,203	$32,104	$274,064	$209,577	$6,964	$70,885	$-	$2,067,091

December 31, 2015	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2015	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Charge-Offs	-	-	-	-	-	-	(12)	(84)	-	-	(96)
Recoveries	2,939	-	2,225	8	87	4	136	69	-	-	5,468
Provision	(718)	2,696	(1,409)	(241)	(367)	200	(483)	(28)	1,083	17	750
Ending Balance- December 31, 2015	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Ending Balance Individually Evaluated for Impairment	61	-	-	69	35	115	905	28	-	-	1,213
Ending Balance Collectively Evaluated for Impairment	10,002	6,881	2,485	720	2,111	6,193	6,931	147	3,294	1,546	40,310
Loans & Leases:
Ending Balance	$603,650	$424,034	$151,974	$206,405	$33,056	$293,966	$210,804	$6,592	$65,878	$-	$1,996,359
Ending Balance Individually Evaluated for Impairment	3,420	-	-	2,010	1,214	606	4,760	34	-	-	12,044
Ending Balance Collectively Evaluated for Impairment	600,230	424,034	151,974	204,395	31,842	293,360	206,044	6,558	65,878	-	1,984,315

September 30, 2015	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2015	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Charge-Offs	-	-	-	-	-	-	(12)	(55)	-	-	(67)
Recoveries	2,939	-	-	4	85	3	24	51	-	-	3,106
Provision	(1,536)	3,295	719	(274)	(356)	(969)	38	2	860	(1,129)	650
Ending Balance- September 30, 2015	$9,245	$7,480	$2,388	$752	$2,155	$5,138	$8,245	$216	$3,071	$400	$39,090
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2015	$8,591	$7,272	$2,177	$731	$2,073	$5,046	$8,878	$217	$2,532	$1,520	$39,037
Charge-Offs	-	-	-	-	-	-	-	(21)	-	-	(21)
Recoveries	-	-	-	3	37	1	20	13	-	-	74
Provision	654	208	211	18	45	91	(653)	7	539	(1,120)	-
Ending Balance- September 30, 2015	$9,245	$7,480	$2,388	$752	$2,155	$5,138	$8,245	$216	$3,071	$400	$39,090
Ending Balance Individually Evaluated for Impairment	61	-	-	70	35	120	879	31	-	-	1,196
Ending Balance Collectively Evaluated for Impairment	9,184	7,480	2,388	682	2,120	5,018	7,366	185	3,071	400	37,894
Loans & Leases:
Ending Balance	$558,743	$432,610	$161,762	$196,893	$31,833	$249,783	$210,491	$6,735	$61,420	$-	$1,910,270
Ending Balance Individually Evaluated for Impairment	4,120	-	4,307	2,036	1,264	630	4,797	37	-	-	17,191
Ending Balance Collectively Evaluated for Impairment	$554,623	$432,610	$157,455	$194,857	$30,569	$249,153	$205,694	$6,698	$61,420	$-	$1,893,079

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $4.9 million at September 30, 2016, $4.9 million at December 31, 2015 and $9.3 million at September 30, 2015, which are no longer disclosed or classified as TDR’s.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

September 30, 2016	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$618,975	$7,141	$998	$627,114
Agricultural Real Estate	437,059	1,418	1,495	439,972
Real Estate Construction	173,556	1,489	-	175,045
Residential 1st Mortgages	237,254	404	718	238,376
Home Equity Lines & Loans	32,408	-	105	32,513
Agricultural	273,184	1,070	450	274,704
Commercial	204,119	7,105	2,862	214,086
Consumer & Other	6,816	-	159	6,975
Leases	70,885	-	-	70,885
Total	$2,054,256	$18,627	$6,787	$2,079,670

December 31, 2015	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$595,011	$7,917	$722	$603,650
Agricultural Real Estate	424,034	-	-	424,034
Real Estate Construction	150,379	1,595	-	151,974
Residential 1st Mortgages	205,135	413	857	206,405
Home Equity Lines and Loans	32,419	75	562	33,056
Agricultural	293,325	9	632	293,966
Commercial	199,467	8,160	3,177	210,804
Consumer & Other	6,411	-	181	6,592
Leases	65,878	-	-	65,878
Total	$1,972,059	$18,169	$6,131	$1,996,359

September 30, 2015	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$550,011	$8,038	$694	$558,743
Agricultural Real Estate	432,610	-	-	432,610
Real Estate Construction	160,133	1,629	-	161,762
Residential 1st Mortgages	195,477	733	683	196,893
Home Equity Lines & Loans	31,149	78	606	31,833
Agricultural	249,116	437	230	249,783
Commercial	197,193	9,752	3,546	210,491
Consumer & Other	6,461	-	274	6,735
Leases	61,420	-	-	61,420
Total	$1,883,570	$20,667	$6,033	$1,910,270

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at September 30, 2016, December 31, 2015, and September 30, 2015, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated (in thousands):

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$998	$998	$626,116	$627,114
Agricultural Real Estate	-	983	-	322	1,305	438,667	439,972
Real Estate Construction	-	-	-	-	-	175,045	175,045
Residential 1st Mortgages	-	-	-	55	55	238,321	238,376
Home Equity Lines & Loans	-	-	-	-	-	32,513	32,513
Agricultural	-	-	-	243	243	274,461	274,704
Commercial	-	-	-	1,450	1,450	212,636	214,086
Consumer & Other	5	-	-	7	12	6,963	6,975
Leases	-	-	-	-	-	70,885	70,885
Total	$5	$983	$-	$3,075	$4,063	$2,075,607	$2,079,670

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$705	$-	$-	$19	$724	$602,926	$603,650
Agricultural Real Estate	-	-	-	-	-	424,034	424,034
Real Estate Construction	-	-	-	-	-	151,974	151,974
Residential 1st Mortgages	97	194	-	65	356	206,049	206,405
Home Equity Lines and Loans	-	-	-	538	538	32,518	33,056
Agricultural	-	-	-	-	-	293,966	293,966
Commercial	-	-	-	1,524	1,524	209,280	210,804
Consumer & Other	7	-	-	10	17	6,575	6,592
Leases	-	-	-	-	-	65,878	65,878
Total	$809	$194	$-	$2,156	$3,159	$1,993,200	$1,996,359

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$696	$696	$558,047	$558,743
Agricultural Real Estate	-	-	-	-	-	432,610	432,610
Real Estate Construction	-	-	-	-	-	161,762	161,762
Residential 1st Mortgages	74	196	-	68	338	196,555	196,893
Home Equity Lines & Loans	150	-	-	576	726	31,107	31,833
Agricultural	-	-	-	8	8	249,775	249,783
Commercial	-	-	-	1,545	1,545	208,946	210,491
Consumer & Other	6	-	-	11	17	6,718	6,735
Leases	-	-	-	-	-	61,420	61,420
Total	$230	$196	$-	$2,904	$3,330	$1,906,940	$1,910,270

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

				Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$1,074	$1,071	$-	$575	$2	$248	$6
Agricultural Real Estate	322	322	-	404	-	270	3
Residential 1st Mortgages	414	466	-	417	3	411	7
Home Equity Lines & Loans	-	-	-	-	-	339	-
Agricultural	191	191	-	192	2	193	5
Commercial	3,042	3,043	-	3,053	33	3,073	100
Consumer & Other	-	-		1	-	1	-
	$5,043	$5,093	$-	$4,642	$40	$4,535	$121
With an allowance recorded:
Residential 1st Mortgages	$430	$471	$21	$335	$3	$290	$9
Home Equity Lines & Loans	92	98	5	93	1	142	3
Agricultural	640	640	137	644	6	529	18
Commercial	1,466	1,648	620	1,536	-	1,599	8
Consumer & Other	7	13	7	8	-	18	-
	$2,635	$2,870	$790	$2,616	$10	$2,578	$38
Total	$7,678	$7,963	$790	$7,258	$50	$7,113	$159

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$102	$104	$-	$479	$7
Residential 1st Mortgages	551	618	-	560	16
Home Equity Lines and Loans	581	646	-	620	3
Agricultural	193	193	-	105	3
Commercial	3,103	3,103	-	2,349	85
	$4,530	$4,664	$-	$4,113	$114
With an allowance recorded:
Residential 1st Mortgages	$348	$420	$17	$354	$16
Home Equity Lines and Loans	134	151	7	136	5
Agricultural	412	413	115	431	28
Commercial	1,657	1,798	905	2,456	31
Consumer & Other	34	40	29	39	3
	$2,585	$2,822	$1,073	$3,416	$83
Total	$7,115	$7,486	$1,073	$7,529	$197

				Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$821	$821	$-	$812	$2	$468	$6
Residential 1st Mortgages	557	623	-	561	4	471	12
Home Equity Lines & Loans	619	659	-	620	1	531	2
Agricultural	203	216	-	107	-	42	-
Commercial	3,118	3,118	-	3,122	26	1,578	54
	$5,318	$5,437	$-	$5,222	$33	$3,090	$74
With an allowance recorded:
Residential 1st Mortgages	$352	$424	$17	$354	$4	$453	12
Home Equity Lines & Loans	135	153	7	136	2	273	4
Agricultural	427	427	120	435	7	443	21
Commercial	1,679	1,803	879	1,687	2	3,233	29
Consumer & Other	37	43	31	39	-	42	2
	$2,630	$2,850	$1,054	$2,651	$15	$4,444	$68
Total	$7,948	$8,287	$1,054	$7,873	$48	$7,534	$142

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

At September 30, 2016, the Company allocated $758,000 of specific reserves to $6.1 million of troubled debt restructured loans & leases, of which $4.6 million were performing. The Company had no commitments at September 30, 2016 to lend additional amounts to customers with outstanding loans or leases that are classified as troubled debt restructurings.

During the three month period ending September 30, 2016, there was one loan modified as a troubled debt restructuring. During the nine month period ending September 30, 2016, the terms of certain loans & leases were modified as troubled debt restructurings. The modification of the terms of such loans & leases can include one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate were for 5 years. Modifications involving an extension of the maturity date were for 10 years.

The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three and nine-month periods ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	1	$192	$192	2	$289	$281
Home Equity Lines & Loans	-	-	-	2	305	286
Total	1	$192	$192	4	$594	$567

The TDRs described above had no impact on the allowance for credit losses for the three and nine-month periods ending September 30, 2016, and resulted in charge-offs of $0 and $27,000 for the three and nine-month periods ended September 30, 2016.

During the three and nine-months ended September 30, 2016, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

At September 30, 2016, formal foreclosure proceedings were in process for $998,000 of consumer mortgage loans secured by residential real estate properties.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At September 30, 2016, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$83,293	$-	$83,293	$-
US Treasury Notes	85,681	85,681	-	-
Mortgage Backed Securities	188,873	-	188,873	-
Other	1,010	200	310	500
Total Assets Measured at Fair Value On a Recurring Basis	$358,857	$85,881	$272,476	$500

		Fair Value Measurements At December 31, 2015, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$33,251	$-	$33,251	$-
US Treasury Notes	72,884	72,884	-	-
Mortgage Backed Securities	262,493	-	262,493	-
Other	509	199	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$369,137	$73,083	$296,054	$-

		Fair Value Measurements At September 30, 2015, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$41,513	$-	$41,513	$-
US Treasury Notes	30,300	30,300	-	-
Mortgage Backed Securities	256,195	-	256,195	-
Corporate Securities	16,235	-	16,235	-
Other	485	175	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$344,728	$30,475	$314,253	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the three and nine-months ended September 30, 2016 and 2015, there were no transfers in or out of level 1, 2, or 3.

Available for sale investment securities categorized as Level 3 assets for the three and nine month periods ending September 30, 2016 consisted of a $500,000 investment in a limited liability company that purchases SBA loans. There were no gains or losses or transfers in or out of Level 3 during the three and nine month periods ending September 30, 2016.

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

		Fair Value Measurements At September 30, 2016, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Residential 1st Mortgage	$496	$-	$-	$496
Home Equity Lines and Loans	84	-	-	84
Agricultural	503	-	-	503
Commercial	847	-	-	847
Total Impaired Loans	1,930	-	-	1,930
Other Real Estate
Home Equity Lines and Loans	785	-	-	785
Total Other Real Estate	785	-	-	785
Total Assets Measured at Fair Value On a Non-Recurring Basis	$2,715	$-	$-	$2,715

		Fair Value Measurements At December 31, 2015, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential 1st Mortgage	$329	$-	$-	$329
Home Equity Lines and Loans	125	-	-	125
Agricultural	298	-	-	298
Commercial	752	-	-	752
Consumer	5	-	-	5
Total Impaired Loans	1,509	-	-	1,509
Other Real Estate:
Real Estate Construction	2,441	-	-	2,441
Total Other Real Estate	2,441	-	-	2,441
Total Assets Measured at Fair Value On a Non-Recurring Basis	$3,950	$-	$-	$3,950

		Fair Value Measurements At September 30, 2015, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Residential 1st Mortgage	$334	$-	$-	$334
Home Equity Lines and Loans	126	-	-	126
Agricultural	308	-	-	308
Commercial	800	-	-	800
Consumer	5	-	-	5
Total Impaired Loans	1,573	-	-	1,573
Other Real Estate
Real Estate Construction	2,441	-	-	2,441
Total Other Real Estate	2,441	-	-	2,441
Total Assets Measured at Fair Value On a Non-Recurring Basis	$4,014	$-	$-	$4,014

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2016:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Residential 1st Mortgage	$496	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0% -5%, 3%
Home Equity Lines and Loans	$84	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 2%
Agricultural	$292	Income Approach	Capitalization Rate	16% - 16%, 16%
Agricultural	$211	Collateral Approach	Collateral Value	10% - 10%, 10%
Commercial	$847	Income Approach	Capitalization Rate	16% - 16%, 16%

Other Real Estate
Home Equity Lines and Loans	$785	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated.

		Fair Value of Financial Instruments Using
September 30, 2016 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$99,303	$99,303	$-	$-	$99,303

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	83,293	-	83,293	-	83,293
U.S. Treasury Notes	85,681	85,681	-	-	85,681
Mortgage Backed Securities	188,873	-	188,873	-	188,873
Other	1,010	200	310	500	1,010
Total Investment Securities Available-for-Sale	358,857	85,881	272,476	500	358,857

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	58,905	-	42,675	17,779	60,454
Total Investment Securities Held-to-Maturity	58,905	-	42,675	17,779	60,454

FHLB Stock	8,872	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	616,992	-	-	620,655	620,655
Agricultural Real Estate	430,601	-	-	422,056	422,056
Real Estate Construction	172,587	-	-	172,358	172,358
Residential 1st Mortgages	237,547	-	-	241,703	241,703
Home Equity Lines and Loans	30,318	-	-	31,397	31,397
Agricultural	268,482	-	-	267,101	267,101
Commercial	206,486	-	-	205,769	205,769
Consumer & Other	6,796	-	-	6,832	6,832
Leases	67,341			69,408	69,408
Unallocated Allowance	(1,926)	-	-	(1,926)	(1,926)
Total Loans & Leases, Net of Deferred Fees & Allowance	2,035,224	-	-	2,035,353	2,035,353
Accrued Interest Receivable	10,116	-	10,116	-	10,116

Liabilities:
Deposits:
Demand	672,351	672,351	-	-	672,351
Interest Bearing Transaction	433,220	433,220	-	-	433,220
Savings and Money Market	702,441	702,441	-	-	702,441
Time	547,625	-	547,145	-	547,145
Total Deposits	2,355,637	1,808,012	547,145	-	2,355,157
Subordinated Debentures	10,310	-	6,606	-	6,606
Accrued Interest Payable	681	-	681	-	681

		Fair Value of Financial Instruments Using
December 31, 2015 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$59,446	$59,446	$-	$-	$59,446

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	33,251	-	33,251	-	33,251
U.S. Treasury Notes	72,884	72,884	-	-	72,884
Mortgage Backed Securities	262,493	-	262,493	-	262,493
Other	509	199	310	-	509
Total Investment Securities Available-for-Sale	369,137	73,083	296,054	-	369,137

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	61,396	-	44,675	17,713	62,388
Total Investment Securities Held-to-Maturity	61,396	-	44,675	17,713	62,388

FHLB Stock	7,795	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	593,587	-	-	591,271	591,271
Agricultural Real Estate	417,153	-	-	405,295	405,295
Real Estate Construction	149,489	-	-	149,371	149,371
Residential 1st Mortgages	205,616	-	-	207,431	207,431
Home Equity Lines and Loans	30,910	-	-	32,360	32,360
Agricultural	287,658	-	-	285,733	285,733
Commercial	202,968	-	-	201,105	201,105
Consumer & Other	6,417	-	-	6,416	6,416
Leases	62,584	-	-	62,139	62,139
Unallocated Allowance	(1,546)	-	-	(1,546)	(1,546)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,954,836	-	-	1,939,575	1,939,575
Accrued Interest Receivable	9,240	-	9,240	-	9,240

Liabilities:
Deposits:
Demand	711,029	711,029	-	-	711,029
Interest Bearing Transaction	377,594	377,594	-	-	377,594
Savings and Money Market	707,885	707,885	-	-	707,885
Time	481,024	-	480,334	-	480,334
Total Deposits	2,277,532	1,796,508	480,334	-	2,276,842
Subordinated Debentures	10,310	-	6,424	-	6,424
Accrued Interest Payable	513	-	513	-	513

		Fair Value of Financial Instruments Using
September 30, 2015 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$50,300	$50,300	$-	$-	$50,300

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	41,513	-	41,513	-	41,513
U.S. Treasury Notes	30,300	30,300	-	-	30,300
Mortgage Backed Securities	256,195	-	256,195	-	256,195
Corporate Securities	16,235	-	16,235	-	16,235
Other	485	175	310	-	485
Total Investment Securities Available-for-Sale	344,728	30,475	314,253	-	344,728

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	64,134	-	51,966	12,800	64,766
Other	2,123	-	2,123	-	2,123
Total Investment Securities Held-to-Maturity	66,257	-	54,089	12,800	66,889

FHLB Stock	7,795	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	549,498	-	-	552,323	552,323
Agricultural Real Estate	425,130	-	-	415,304	415,304
Real Estate Construction	159,374	-	-	159,295	159,295
Residential 1st Mortgages	196,141	-	-	199,565	199,565
Home Equity Lines and Loans	29,678	-	-	31,314	31,314
Agricultural	244,645	-	-	243,495	243,495
Commercial	202,246	-	-	200,932	200,932
Consumer & Other	6,519	-	-	6,543	6,543
Leases	58,349			58,854	58,854
Unallocated Allowance	(400)	-	-	(400)	(400)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,871,180	-	-	1,867,225	1,867,225
Accrued Interest Receivable	10,548	-	10,548	-	10,548

Liabilities:
Deposits:
Demand	603,430	603,430	-	-	603,430
Interest Bearing Transaction	373,193	373,193	-	-	373,193
Savings and Money Market	672,052	672,052	-	-	672,052
Time	483,967	-	484,018	-	484,018
Total Deposits	2,132,642	1,648,675	484,018	-	2,132,693
FHLB Advances & Securities Sold Under Agreement to Repurchase	5,500	-	5,500	-	5,500
Subordinated Debentures	10,310	-	6,292	-	6,292
Accrued Interest Payable	590	-	590	-	590

Fair value estimates presented herein are based on pertinent information available to management as of September 30, 2016, December 31, 2015, and September 30, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per common share for the three and six months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(net income in thousands)	2016	2015	2016	2015
Net Income	$7,538	$7,040	$22,042	$20,192
Weighted Average Number of Common Shares Outstanding	792,387	785,852	792,223	785,668
Basic Earnings Per Common Share Amount	$9.51	$8.96	$27.82	$25.70

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

8. Pending Acquisition of Delta National Bancorp

On June 8, 2016, Farmers & Merchants Bancorp and Delta National Bancorp announced that a definitive agreement had been signed by both parties.  Under the terms of the agreement, Delta National Bancorp will merge into Farmers & Merchants Bancorp. As of the filing date of this Form 10-Q, the Company has received all required regulatory approvals and Delta National Bancorp’s shareholder approval, and, absent any unexpected issues, the merger is expected to close on November 18, 2016.

Delta National Bancorp, headquartered in Manteca, California, is the parent holding company for Delta Bank N.A., a locally owned and operated community bank established in 1973. As of September 30, 2016, Delta National Bancorp had approximately $112.0 million in assets and four branch locations in the communities of Manteca, Riverbank, Modesto and Turlock.  Delta National Bancorp will be merged with and into Farmers & Merchants Bancorp and Delta National Bancorp’s banking subsidiary Delta Bank, N.A. will be merged with and into Farmers & Merchants Bancorp’s banking subsidiary Farmers & Merchants Bank of Central California.  The names of the combined entities will remain Farmers & Merchants Bancorp and Farmers & Merchants Bank of Central California.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2016. This analysis should be read in conjunction with our 2015 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

On June 8, 2016, Farmers & Merchants Bancorp and Delta National Bancorp announced that a definitive agreement had been signed by both parties.  Under the terms of the agreement, Delta National Bancorp will merge into Farmers & Merchants Bancorp. As of the filing date of this Form 10-Q, the Company has received all required regulatory approvals and Delta National Bancorp’s shareholder approval, and, absent any unexpected issues, the merger is expected to close on November 18, 2016. (See “Part I,  Item 1 – Note 8 to the Financial Statements”)

Delta National Bancorp, headquartered in Manteca, California, is the parent holding company for Delta Bank N.A., a locally owned and operated community bank established in 1973. As of September 30, 2016, the Bank had approximately $112.0 million in assets and four branch locations in the communities of Manteca, Riverbank, Modesto and Turlock.  Delta National Bancorp will be merged with and into Farmers & Merchants Bancorp and Delta National Bancorp’s banking subsidiary Delta Bank, N.A. will be merged with and into Farmers & Merchants Bancorp’s banking subsidiary Farmers & Merchants Bank of Central California.  The names of the combined entities will remain Farmers & Merchants Bancorp and Farmers & Merchants Bank of Central California.

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

The state of California has experienced drought conditions since 2013. These conditions did not have a material impact on the Company’s credit quality during the 2016 growing season. Although rain and snow levels in early 2016 increased significantly relative to prior years, they were not sufficient to completely relieve the drought conditions that had built up over the prior three years. Accordingly, management believes that current conditions will continue to have an adverse impact on some of the Company’s agricultural customers’ operating costs, but at the current time we cannot tell what the ultimate impact will be on future crop yields and crop quality. The longer the drought continues, the more significant is its impact, particularly if ground water levels begin to significantly deteriorate or riparian rights are curtailed. See Item 1A. Risk Factors located in the Company’s 2015 Annual Report on Form 10-K” for additional information.

For the three and nine months ended September 30, 2016, Farmers & Merchants Bancorp reported net income of $7,538,000 and $22,042,000, earnings per share of $9.51 and $27.82 and return on average assets of 1.14% and 1.13%, respectively. Return on average shareholders’ equity was 11.22% and 11.16% for the three and nine months ended September 30, 2016.

For the three and nine months ended September 30, 2015, Farmers & Merchants Bancorp reported net income of $7,040,000 and $20,192,000, earnings per share of $8.96 and $25.70 and return on average assets of 1.14% and 1.12%, respectively. Return on average shareholders’ equity was 11.50% and 11.13% for the three and nine months ended September 30, 2015.

The following is a summary of the financial results for the nine-month period ended September 30, 2016 compared to September 30, 2015.

•	Net income increased 9.2% to $22.0 million from $20.2 million.

•	Earnings per share increased 8.3% to $27.82 from $25.70.

•	Total assets increased 9.1% to $2.7 billion from $2.5 billion.

•	Total loans & leases increased 8.9% to $2.1 billion from $1.9 billion.

•	Total deposits increased 10.5% to $2.4 billion from $2.1 billion.

The primary reasons for the Company’s $2.1 million or 6.3% increase in pre-tax income in the first nine months of 2016 as compared to the same period of 2015 were:

•	A $7.02 million increase in net interest income primarily related to the growth in earning assets.
•	A $5.64 million increase in gain on sale of ORE related to the disposition of two of the Company’s foreclosed properties.

These positive impacts were partially offset by:

•
A $2.20 million increase in the provision for credit losses and a $100,000 increase in the provision for unused commitments, resulting from: (1) management’s assessment of the risks related to the continuing sluggish economy in our primary service area, and increasing concerns regarding the level of future growth in the U.S. economy in general; (2) a decline in key agricultural commodity prices; (3) continuing drought conditions in California; and (4) the overall growth in the loan portfolio, measured by both commitments and outstanding balances.

•	A $558,000 increase in loss on sale of investment securities as the Company took advantage of a decline in market interest rates to sell certain lower yielding investment securities.
•
A $1.75 million decrease in other non-interest income primarily related to a $1.10 million non-recurring financing fee earned in the first quarter of 2015 and a $392,000 gain on the sale of our Sacramento branch building that took place in the third quarter of 2015.

•	$793,000 in merger related expenses related to the proposed acquisition of Delta National Bancorp.
•	A $5.26 million increase in other (i.e., non merger related) non-interest expenses primarily related to:

-
Salaries and employee benefits of new staff added for branch expansion and the Company’s equipment leasing activities, bank wide raises, and increased contributions to employee retirement and other benefit plans.

-	Legal and other professional services resulting from management’s assessment of the Company’s future corporate structure, branding and overall strategic direction.
-	Recruiting and training of new staff as the company expands its geographic footprint and business activities.
-	Amortization expense related to an increase in CRA qualifying low income housing tax credit investments.
-	Occupancy and equipment expenses from branch expansion, remodeling and ATM upgrades.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analyses for the three and six-month periods ended September 30, 2016 and 2015.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended Sept 30,			Three Months Ended Sept 30,
	2016			2015
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$39,523	$51	0.51%	$55,575	$36	0.26%
Investment Securities:
U.S. Treasuries	65,719	157	0.96%	56,338	190	1.35%
U.S. Agencies	31,186	33	0.42%	11,393	15	0.53%
Municipals - Non-Taxable	60,401	735	4.87%	63,964	787	4.92%
Mortgage Backed Securities	195,840	1,014	2.07%	251,550	1,361	2.16%
Other	1,010	5	1.98%	2,789	8	1.15%
Total Investment Securities	354,156	1,944	2.20%	386,034	2,361	2.45%

Loans & Leases:
Real Estate	1,477,705	17,208	4.62%	1,298,033	15,122	4.62%
Home Equity Lines & Loans	32,064	401	4.96%	31,475	445	5.61%
Agricultural	272,799	2,846	4.14%	227,551	2,335	4.07%
Commercial	215,727	2,246	4.13%	231,184	2,324	3.99%
Consumer	4,957	64	5.12%	4,891	68	5.52%
Other	1,968	11	2.22%	428	2	1.85%
Leases	70,088	747	4.23%	58,361	619	4.21%
Total Loans & Leases	2,075,308	23,523	4.50%	1,851,923	20,915	4.48%
Total Earning Assets	2,468,987	$25,518	4.10%	2,293,532	$23,312	4.03%

Unrealized (Loss) Gain on Securities Available-for-Sale	1,051			3,044
Allowance for Credit Losses	(44,245)			(39,055)
Cash and Due From Banks	45,559			38,363
All Other Assets	174,043			167,004
Total Assets	$2,645,395			$2,462,888

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$433,733	$149	0.14%	$345,978	$55	0.06%
Savings and Money Market	714,597	269	0.15%	704,878	313	0.18%
Time Deposits	522,397	586	0.45%	490,752	409	0.33%
Total Interest Bearing Deposits	1,670,727	1,004	0.24%	1,541,608	777	0.20%
Federal Home Loan Bank Advances	11,814	14	0.47%	279	0	0.00%
Subordinated Debentures	10,310	92	3.54%	10,310	83	3.19%
Total Interest Bearing Liabilities	1,692,851	$1,110	0.26%	1,552,197	$860	0.22%
Interest Rate Spread			3.84%			3.81%
Demand Deposits (Non-Interest Bearing)	633,487			620,391
All Other Liabilities	50,291			45,440
Total Liabilities	2,376,629			2,218,028

Shareholders' Equity	268,766			244,860
Total Liabilities & Shareholders' Equity	$2,645,395			$2,462,888
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.08%			0.07%
Net Interest Income and Margin on Total Earning Assets		24,408	3.92%		22,452	3.88%
Tax Equivalent Adjustment		(256)			(275)
Net Interest Income		$24,152	3.88%		$22,178	3.84%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.6 million and $1.5 million for the quarters ended September 30, 2016 and 2015, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Nine Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2016			2015
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$34,974	$133	0.51%	$83,902	$159	0.25%
Investment Securities:
U.S. Treasuries	54,518	384	0.94%	34,954	350	1.34%
U.S. Agencies	27,191	166	0.81%	35,173	70	0.27%
Municipals - Non-Taxable	61,067	2,222	4.85%	61,847	2,361	5.09%
Mortgage Backed Securities	215,878	3,551	2.19%	264,820	4,301	2.17%
Other	679	11	2.16%	2,680	21	1.04%
Total Investment Securities	359,333	6,334	2.35%	399,474	7,103	2.37%

Loans & Leases:
Real Estate	1,444,164	49,637	4.60%	1,210,492	42,651	4.71%
Home Equity Lines & Loans	31,931	1,181	4.95%	31,290	1,297	5.54%
Agricultural	264,346	8,100	4.10%	222,430	6,691	4.02%
Commercial	218,069	6,641	4.07%	235,440	7,170	4.07%
Consumer	4,977	211	5.67%	4,889	199	5.44%
Other	1,968	33	2.24%	144	2	1.86%
Leases	66,964	2,106	4.20%	52,143	1,638	4.20%
Total Loans & Leases	2,032,419	67,909	4.47%	1,756,828	59,648	4.54%
Total Earning Assets	2,426,726	$74,376	4.10%	2,240,204	$66,910	3.99%

Unrealized Gain on Securities Available-for-Sale	5,294			4,695
Allowance for Credit Losses	(43,329)			(37,833)
Cash and Due From Banks	43,274			37,387
All Other Assets	171,397			164,343
Total Assets	$2,603,362			$2,408,796

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$413,782	$385	0.12%	$343,133	$147	0.06%
Savings and Money Market	723,480	811	0.15%	692,359	903	0.17%
Time Deposits	497,795	1,495	0.40%	489,185	1,193	0.33%
Total Interest Bearing Deposits	1,635,057	2,691	0.22%	1,524,677	2,243	0.20%
Federal Home Loan Bank Advances	5,235	18	0.46%	95	-	0.00%
Subordinated Debentures	10,310	272	3.53%	10,310	244	3.16%
Total Interest Bearing Liabilities	1,650,602	$2,981	0.24%	1,535,082	$2,487	0.22%
Interest Rate Spread			3.86%			3.78%
Demand Deposits (Non-Interest Bearing)	639,376			590,457
All Other Liabilities	49,992			41,296
Total Liabilities	2,339,970			2,166,835

Shareholders' Equity	263,392			241,961
Total Liabilities & Shareholders' Equity	$2,603,362			$2,408,796
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.08%			0.07%
Net Interest Income and Margin on Total Earning Assets		71,395	3.93%		64,423	3.84%
Tax Equivalent Adjustment		(774)			(823)
Net Interest Income		$70,621	3.89%		$63,600	3.80%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $3.8 million and $4.1 million for the nine months ended September 30, 2016 and 2015, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(in thousands)	Three Months Ended			Nine Months Ended
	Sept. 30, 2016 compared to Sept. 30, 2015			Sept. 30, 2016 compared to Sept. 30, 2015
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$(12)	$27	$15	$(128)	$102	$(26)
Investment Securities:
U.S. Treasuries	29	(62)	(33)	158	(124)	34
U.S. Agencies	22	(4)	18	(19)	115	96
Municipals - Non-Taxable	(44)	(8)	(52)	(30)	(109)	(139)
Mortgage Backed Securities	(290)	(57)	(347)	(805)	55	(750)
Other	(7)	4	(3)	(23)	13	(10)
Total Investment Securities	(290)	(127)	(417)	(719)	(50)	(769)

Loans & Leases:
Real Estate	2,092	(6)	2,086	8,059	(1,073)	6,986
Home Equity Lines & Loans	8	(52)	(44)	27	(142)	(116)
Agricultural	472	39	511	1,282	127	1,409
Commercial	(158)	80	(78)	(529)	0	(529)
Consumer	1	(5)	(4)	4	8	12
Other	9	-	9	30	-	31
Leases	125	3	128	466	2	468
Total Loans & Leases	2,549	59	2,608	9,339	(1,078)	8,261
Total Earning Assets	2,247	(41)	2,206	8,492	(1,026)	7,466

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	17	77	94	35	203	238
Savings and Money Market	4	(48)	(44)	40	(131)	(92)
Time	28	149	177	21	281	302
Total Interest Bearing Deposits	49	178	227	96	353	448
Other Borrowed Funds	-	14	14	-	18	18
Subordinated Debentures	-	9	9	-	28	28
Total Interest Bearing Liabilities	49	201	250	96	399	494
Total Change on a Tax Equivalent Basis	$2,198	$(242)	$1,956	$8,396	$(1,425)	$6,972

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Third Quarter 2016 vs. Third Quarter 2015
Net interest income for the third quarter of 2016 increased 8.9% or $2.0 million to $24.2 million. On a fully taxable equivalent basis, net interest income increased 8.7% and totaled $24.4 million for the third quarter of 2016. As more fully discussed below, the increase in net interest income was primarily due to a $175.5 million increase in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended September 30, 2016, the Company’s net interest margin was 3.92% compared to 3.88% for the quarter ended September 30, 2015. This increase in net interest margin was due primarily to an increase in earning asset yields.

Average loans & leases totaled $2.1 billion for the quarter ended September 30, 2016; an increase of $233.4 million compared to the average balance for the quarter ended September 30, 2015. Loans & leases increased from 80.8% of average earning assets at September 30, 2015 to 84.1% at September 30, 2016. In spite of the continuing impact of the sustained low rate environment since late 2008, the annualized yield on the Company’s loan & lease portfolio increased slightly to 4.50% for the quarter ended September 30, 2016, compared to 4.48% for the quarter ended September 30, 2015. Overall, the positive impact on interest revenue from the increase in loan & lease balances resulted in interest revenue from loans & leases increasing 12.5% to $23.5 million for the quarter ended September 30, 2016. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases. Average investment securities totaled $354.2 million for the quarter ended September 30, 2016; a decrease of $31.9 million compared to the average balance for the quarter ended September 30, 2015. Tax equivalent interest income on securities decreased $417,000 to $1.9 million for the quarter ended September 30, 2016, compared to $2.4 million for the quarter ended September 30, 2015. The average investment portfolio yield, on a tax equivalent basis, was 2.20% for the quarter ended September 30, 2016, compared to 2.45% for the quarter ended September 30, 2015. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2016. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest bearing deposits with banks consisted of FRB deposits. Deposits with the FRB earn interest at the Fed Funds rate, which had been 0.25% since December 2008, but increased to 0.50% in December 2015. Average interest bearing deposits with banks for the quarter ended September 30, 2016, were $39.5 million, a decrease of $16.1 million compared to the average balance for the quarter ended September 30, 2015. Because of the rate increase in December 2015, interest income on interest bearing deposits with banks for the quarter ended September 30, 2016, increased $15,000 to $51,000 compared to the quarter ended September 30, 2015.

Average interest-bearing liabilities increased $140.1 million or 9.1% during the third quarter of 2016. Of that increase: (1) interest-bearing transaction deposits increased $87.8 million; (2) savings and money market deposits increased $9.7 million; (3) time deposits increased $31.6 million; (4) Federal Home Loan Bank (“FHLB”) Advances increased $11.5 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $1.0 million for the third quarter of 2016 as compared to $777,000 for the third quarter of 2015. The average rate paid on interest-bearing deposits was 0.24% for the third quarter of 2016 compared to 0.20% for the third quarter of 2015.

Nine Months Ending September 30, 2016 vs. Nine Months Ending September 30, 2015
During the first nine months of 2016, net interest income increased 11.0% to $70.6 million, compared to $63.6 million at September 30, 2015. On a fully taxable equivalent basis, net interest income increased 10.8% and totaled $71.4 million at September 30, 2016, compared to $64.4 million at September 30, 2015. The increase in net interest income was primarily due to a $186.5 million increase in average earning assets.

For the nine months ended September 30, 2016, the Company’s net interest margin was 3.93% compared to 3.84% for the same period in 2015. This decrease in net interest margin was due primarily to a decline in earning asset yields.

The average balance of loans & leases increased by $275.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The yield on the loan & lease portfolio decreased 7 basis points to 4.47% for the nine months ended September 30, 2016 compared to 4.54% for the nine months ended September 30, 2015. This decrease in yield was offset by growth of average balance of loans resulting in interest income from loans & leases increasing 13.9% or $8.3 million for the first nine months of 2016.

Average investment securities were $359.3 million for the nine months ended September 30, 2016 compared to $399.5 million for the same period in 2015. The average tax equivalent yield for the nine months ended September 30, 2016 was 2.35% compared to 2.37% for the nine months ended September 30, 2015. This decrease in yield, combined with the decrease in balances, resulted in a decrease in interest income of $769,000 or 10.8%, for the nine months ended September 30, 2016.

Average interest bearing deposits with banks consisted of FRB deposits. Deposits with the FRB earn interest at the Fed Funds rate, which had been 0.25% since December 2008, but increased to 0.50% in December 2015. Average interest bearing deposits with banks for the nine months ended September 30, 2016, was $35.0 million, a decrease of $48.9 million compared to the average balance for the nine months ended September 30, 2015. Interest income on interest bearing deposits with banks for the nine months ended September 30, 2016, decreased $26,000 to $133,000 compared to the nine months ended September 30, 2015.

Average interest-bearing liabilities increased $115.5 million or 7.5% during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Of that increase: (1) interest-bearing deposits increased $110.4 million; (2) FHLB advances increased $5.1 million; and (3) subordinated debentures remained unchanged.

Total interest expense on interest bearing deposits was $2.7 million for the first nine months of 2016 compared to $2.2 million for the first nine months of 2015. The average rate paid on interest-bearing deposits was 0.22% in the first nine months of 2016 and 0.20% in the first nine months of 2015.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has stabilized throughout most of the Central Valley, housing prices for the most part have not recovered significantly and unemployment levels remain well above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of September 30, 2016, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

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

The Company made a $2.9 million provision for credit losses during the first nine months of 2016 compared to $650,000 provision during the first nine months 2015. Net recoveries during the first nine months of 2016 were $74,000 compared to net recoveries of $3.0 million in the first nine months of 2015. During the first half of 2015 the Company was able to fully recover $2.9 million that was charged-off during 2010 on a restructured commercial real estate loan. In addition to the full recovery of the charged off principal, this transaction also resulted in the recovery of $353,000 in interest income and the client’s payment of a financing fee of $1.1 million. See “Overview – Looking Forward: 2016 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2015 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of September 30, 2016, was adequate.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Balance at Beginning of Period	$44,118	$39,037	$41,523	$35,401
Charge-Offs	(25)	(21)	(130)	(67)
Recoveries	103	74	203	3,106
Provision	250	-	2,850	650
Balance at End of Period	$44,446	$39,090	$44,446	$39,090

The table below breaks out year-to-date and current quarter activity by portfolio segment (in thousands):

September 30, 2016	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2016	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Charge-Offs	-	-	-	(7)	(46)	-	-	(77)	-	-	(130)
Recoveries	2	-	-	13	102	-	45	41	-	-	203
Provision	57	2,490	(27)	34	(7)	(86)	(281)	40	250	380	2,850
Ending Balance- September 30, 2016	$10,122	$9,371	$2,458	$829	$2,195	$6,222	$7,600	$179	$3,544	$1,926	$44,446
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2016	$10,236	$9,501	$2,442	$837	$2,149	$6,223	$7,849	$170	$3,442	$1,269	$44,118
Charge-Offs	-	-	-	-	-	-	-	(25)	-	-	(25)
Recoveries	-	-	-	4	69	-	16	14	-	-	103
Provision	(114)	(130)	16	(12)	(23)	(1)	(265)	20	102	657	250
Ending Balance- September 30, 2016	$10,122	$9,371	$2,458	$829	$2,195	$6,222	$7,600	$179	$3,544	$1,926	$44,446

The Allowance for Credit Losses at September 30, 2016 increased $2.9 million from December 31, 2015. The allowance allocated to the following portfolio segment changed materially during the first nine months of 2016:

•
Agricultural Real Estate allowance balances increased $2.5 million primarily due to increased qualitative factors in the Company’s allowance calculation related to: (1) the longer-term impact of continuing drought conditions in California; and (2) declines in prices for certain commodities that will impact agricultural real estate prices as cash flow is reduced.

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

Third Quarter of 2016 vs. Third Quarter of 2015
Non-interest income increased $843,000 or 22.7% for the three months ended September 30, 2016, compared to the same period of 2015. This increase was primarily due to a $1.4 million increase in net gain on deferred compensation investments. This increase was partially offset by: (1) a $263,000 decrease in the gain on sale of investment securities and; (2) a $392,000 decrease in gain on sale of fixed assets which related to the sale of our Sacramento branch building that took place in 2015.

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

Nine Months Ending September 30, 2016 vs. Nine Months Ending September 30, 2015
Non‑interest income decreased $1.1 million or 9.4% for the nine months ended September 30, 2016 compared to the same period of 2015. This decrease was primarily comprised of: (1) a $1.1 million financing fee related to the full recovery of a loan previously charged off that was received in 2015; (2) a $284,000 special dividend received from the FHLB in 2015; (3) a $558,000 decrease in net gain on sale of investment securities; and (4) a $392,000 gain on the sale of our Sacramento branch building that took place in 2015. These decreases were offset by: (1) a $151,000 increase in debit card and ATM fees; and (2) a $1.2 million increase in net gain on deferred compensation investments.

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

Third Quarter of 2016 vs. Third Quarter of 2015
Overall, non-interest expense increased $1.9 million or 13.3% for the three months ended September 30, 2016, compared to the same period in 2015. This increase was primarily comprised of: (1) a $292,000 increase in salaries and employee benefits; (2) a $1.4 million increase in the net gain on deferred compensation investments; (3) a $249,000 increase in amortization expense related to an increase in CRA qualifying low income housing tax credit investments (See “Income Taxes” for the offsetting credits related to these investments); and (4) merger related expenses totaling $93,000 related to the pending acquisition of Delta National Bancorp which is scheduled to close in the fourth quarter of 2016. These expenses consisted primarily of professional fees (including legal, accounting, and consulting fees) and data processing costs. These increases were partially offset by a $398,000 decrease in marketing expenses in Q3 2016 when compared to Q3 2015.

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

Nine Months Ending September 30, 2016 vs. Nine Months Ending September 30, 2015
Non-interest expense increased $1.7 million or 4.1% for the nine months ended September 30, 2016, compared to the same period of 2015. This increase was primarily comprised of: (1) a $2.4 million increase in salaries and employee benefits primarily related to: (a) new staff added for the branches in Walnut Creek and Concord and the Company’s leasing activities; (b) increased contributions to retirement and profit sharing plans; and (c) bank wide raises that occurred in mid-2015; (2) a $1.2 million increase in the net gain on deferred compensation investments; (3) a $356,000 increase in occupancy and equipment expenses related to branch expansion, remodeling and ATM upgrades; (4) a $840,000 increase in legal and other professional services related to management’s assessment of the Company’s future corporate structure, branding and overall strategic direction; (5) a $862,000 increase in amortization expense related to an increase in CRA qualifying low income housing tax credit investments (See “Income Taxes” for the offsetting credits related to these investments); (6) a $202,000 increase in recruiting and training expense related to the addition of new staff as the Company expands its geographic footprint and business activities; (7) a $141,000 increase in CRA qualified contributions; (8) a $75,000 increase in the provision for unused commitments; and (9) merger related expenses totaling $793,000 related to the pending acquisition of Delta National Bancorp which is scheduled to close in the fourth quarter of 2016. These expenses consisted primarily of professional fees (including legal, accounting, consulting and investment banker fees) and data processing costs. These increases were offset primarily by a $5.6 million gain on the sale of ORE property.

Income Taxes
The provision for income taxes increased 3.3% to $4.5 million for the third quarter of 2016. The Company’s effective tax rate was 37.4% for the third quarter of 2016 and 38.2% for the third quarter of 2015.

The provision for income taxes increased 1.7% to $12.7 million for the first nine months of 2016. The Company’s effective tax rate for the first nine months of 2016 was 36.6% compared to 38.2% for the same period in 2015.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at September 30, 2016, as compared to December 31, 2015 and to September 30, 2015. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at September 30, 2016 was $417.8 million compared to $430.5 million at the end of 2015, a decrease of $12.8 million or 3.0%. At September 30, 2015, the investment portfolio totaled $411.0 million. The mix of the investment portfolio has changed over the past three to five years. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company has invested most of its available funds in either shorter term US Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company's total investment portfolio currently represents 15.3% of the Company’s total assets as compared to 16.5% at December 31, 2015, and 16.4% at September 30, 2015.

As of September 30, 2016 the Company held $58.9 million of municipal investments, of which $41.1 million were bank-qualified municipal bonds, all classified as HTM. In order to comply with Section 939A of the Dodd-Frank Act, the Company: (1) only invests in bonds rated AA or better; and (2) performs its own credit analysis on new purchases of municipal bonds. As of September 30, 2016, ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately two percent ($539,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $42.9 million at September 30, 2016, $9.5 million at December 31, 2015 and $8.7 million at September 30, 2015.

The Company classifies its investments as HTM, trading, or AFS. Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, 2016, December 31, 2015 and September 30, 2015, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Overall, the Company's loan & lease portfolio at September 30, 2016 totaled $2.1 billion, an increase of $169.4 million or 8.9% over September 30, 2015. This increase is a result of: (1) the Company’s intensified business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek and Concord. No assurances can be made that this growth in the loan & lease portfolio will continue.

Loans & leases at September 30, 2016 increased $83.3 million from December 31, 2015, primarily as a result of strong growth in real estate segments offset to some extent by normal seasonal pay downs of loans made to the Company’s agricultural customers.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	September 30, 2016		December 31, 2015		September 30, 2015
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$632,484	30.2%	$609,602	30.4%	$564,583	29.4%
Agricultural Real Estate	439,972	21.1%	424,034	21.2%	432,610	22.6%
Real Estate Construction	175,045	8.4%	151,974	7.6%	161,762	8.4%
Residential 1st Mortgages	238,376	11.4%	206,405	10.3%	196,893	10.3%
Home Equity Lines and Loans	32,513	1.6%	33,056	1.7%	31,833	1.7%
Agricultural	274,704	13.2%	293,966	14.7%	249,783	13.0%
Commercial	214,086	10.3%	210,804	10.5%	210,491	11.0%
Consumer & Other	6,975	0.3%	6,592	0.3%	6,735	0.4%
Leases	70,129	3.4%	65,054	3.3%	60,578	3.2%
Total Gross Loans & Leases	2,084,284	100.0%	2,001,487	100.0%	1,915,268	100.0%
Less: Unearned Income	4,614		5,128		4,998
Subtotal	2,079,670		1,996,359		1,910,270
Less: Allowance for Credit Losses	44,446		41,523		39,090
Net Loans & Leases	$2,035,224		$1,954,836		$1,871,180

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of September 30, 2016, classified loans totaled $6.8 million compared to $6.1 million at December 31, 2015 and $6.0 million at September 30, 2015.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of September 30, 2016 non-accrual loans & leases totaled $3.1 million. At December 31, 2015 and September 30, 2016, non-accrual loans totaled $2.2 million and $2.9 million, respectively.

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

As of September 30, 2016, restructured loans & leases on accrual totaled $4.6 million as compared to $5.0 million at December 31, 2015. Restructured loans on accrual at September 30, 2015 were $5.0 million.

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

Non-Performing Assets
(in thousands)	September 30, 2016	Dec. 31, 2015	September 30, 2015
Non-Performing Loans & Leases	$3,074	$2,156	$2,904
Other Real Estate	785	2,441	2,441
Total Non-Performing Assets	$3,859	$4,597	$5,345

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.15%	0.11%	0.15%
Restructured Loans & Leases (Performing)	$4,597	$4,953	$5,001

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $643,000, $782,000 and $755,000 have been established for non-performing loans & leases at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

Foregone interest income on non-accrual loans & leases which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $99,000 for the nine months ended September 30, 2016, $109,000 for the year ended December 31, 2015, and $55,000 for the nine months ended September 30, 2015.

The Company reported $785,000 of ORE at September 30, 2016, and $2.4 million at both December 31, 2015 and September 30, 2015. The September 30, 2016 value has no reserve for ORE valuation allowance. The December 31, 2015 and September 30, 2015 values are both net of a $3.7 million reserve for ORE valuation allowance

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of September 30, 2016, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

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

•
The state of California has experienced drought conditions since 2013. These conditions did not have a material impact on the Company’s credit quality during the 2016 growing season. Although rain and snow levels in early 2016 increased significantly relative to prior years, they were not sufficient to completely relieve the drought conditions that had built up over the prior three years. Accordingly, management believes that current conditions will continue to have an adverse impact on some of the Company’s agricultural customers’ operating costs, but at the current time we cannot tell what the ultimate impact will be on future crop yields and crop quality. The longer the drought continues, the more significant is its impact, particularly if ground water levels begin to significantly deteriorate or riparian rights are curtailed. See “Part II. Other Information, Item 1A. Risk Factors” for additional information.

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

The Company's deposit balances at September 30, 2016 have increased $223.0 million or 10.5% compared to September 30, 2015. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Federal government’s decision to permanently increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor; and (2) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market territory. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 10.5% since September 30, 2015, the Company continues to focus on increasing low cost transaction and savings accounts:

•	Demand and interest-bearing transaction accounts increased $128.9 million or 13.2% since September 30, 2015.

•	Savings and money market accounts have increased $30.4 million or 4.5% since September 30, 2015.

•	Time deposit accounts have increased $63.7 million or 13.2% since September 30, 2015.

The Company's deposit balances at September 30, 2016 have increased $78.1 million or 3.4% compared to December 31, 2015. Savings and money market deposits decreased 0.8% or $5.4 million while demand and interest-bearing transaction accounts increased by $16.9 million or 1.6% and time deposit accounts increased by $66.6 million or 13.8%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at September 30, 2016, December 31, 2015, or September 30, 2015. There were no Federal Funds purchased or advances from the FRB at September 30, 2016, December 31, 2015 or September 30, 2015.

As of September 30, 2016 the Company has additional borrowing capacity of $377.9 million with the Federal Home Loan Bank and $356.8 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 13 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2015 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital. These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 3.71% at September 30, 2016, 3.38% at December 31, 2015 and 3.18% at September 30, 2015. The average rate paid for these securities for the first nine months of 2016 was 3.53% compared to 3.16% for the first nine months of 2015. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $272.4 million at September 30, 2016, $251.8 million at December 31, 2015, and $251.1 million at September 30, 2015.

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

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Total Capital Ratio	$309,300	12.81%	$193,206	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$268,932	11.14%	$108,679	4.5%	N/A	N/A
Tier 1 Capital Ratio	$278,932	11.55%	$144,905	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$278,932	10.56%	$105,704	4.0%	N/A	N/A

(in thousands)	Actual		Regulatory Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Total Capital Ratio	$309,201	12.80%	$193,195	8.0%	$241,330	10.0%
Common Equity Tier 1 Capital Ratio	$278,835	11.55%	$108,672	4.5%	$158,865	6.5%
Tier 1 Capital Ratio	$278,835	11.55%	$144,896	6.0%	$193,064	8.0%
Tier 1 Leverage Ratio	$278,835	10.56%	$105,661	4.0%	$128,760	5.0%

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

There were no stock repurchases during the first nine months of 2016 or 2015. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Commitments to Extend Credit	$618,102	$708,122	$739,280
Letters of Credit	15,595	14,745	13,919
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	5,305	2,758	3,665

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 18 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $267,000 at September 30, 2016 and $167,000 at December 31, 2015 and September 30, 2015. We do not anticipate any material losses as a result of these transactions.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at September 30, 2016 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2016, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 5.14% if rates increase by 200 basis points and a decrease in net interest income of 1.93% if rates decline 100 basis points. Comparatively, at December 31, 2015, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 3.88% if rates increase by 200 basis points and a decrease in net interest income of 1.67% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2015 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $75.0 million and repurchase lines of $130.0 million with major banks. As of September 30, 2016 the Company has additional borrowing capacity of $377.9 million with the FHLB and $356.8 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At September 30, 2016, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $256.8 million, which represents 9.36% of total assets.

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

During the quarter ended September 30, 2016, there were no changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

FARMERS & MERCHANTS BANCORP

Date: November 8, 2016	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2016	/s/ Stephen W. Haley

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