Form 10-K
period 2016-12-31
FARMERS & MERCHANTS BANCORP
filed 2017-03-15
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes  ☐         No  ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2016 (based on the last reported trade on June 30, 2016) was $463,546,000.

The number of shares of Common Stock outstanding as of February 28, 2017: 808,704

Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

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

Such factors include the following: (1) economic conditions in the Central Valley of California; (2) significant changes in interest rates and loan prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (8) water management issues in California and the resulting impact on the Company’s agricultural customers; (9) expansion into new geographic markets and new lines of business; and (10) other factors discussed in Item 1A. Risk Factors.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PART I

Item 1.	Business

General Development of the Business

August 1, 1916, marked the first day of business for Farmers & Merchants Bank (the “Bank”). The Bank was incorporated under the laws of the State of California and licensed as a state-chartered bank. Farmers & Merchants’ first venture out of Lodi occurred when the Galt office opened in 1948. Since then the Bank has opened full-service branches in Linden, Manteca, Riverbank, Modesto, Sacramento, Elk Grove, Turlock, Hilmar, Stockton, Merced, Walnut Creek and Concord.

During 2016, the Company completed the acquisition of Delta National Bancorp, the parent company of Delta Bank, N.A., headquartered in Manteca, California. This enabled the Company to expand its presence in to both Manteca and Riverbank (see “Acquisition of Delta National Bancorp”).

In addition to 26 full-service branches, the Bank serves the needs of its customers through a stand-alone ATM located on the grounds of the Lodi Grape Festival. In 2007, the Bank began offering certain banking products over the internet at www.fmbonline.com.

On March 10, 1999, the Company, pursuant to a reorganization, acquired all of the voting stock of the Bank. The Company is a bank holding company incorporated in the State of Delaware and registered under the Bank Holding Company Act of 1956, as amended. The Company’s outstanding securities as of December 31, 2016, consisted of 807,329 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company’s principal asset.

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

During 2003, the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I, for the sole purpose of issuing trust-preferred securities. See Note 14, located in “Item 8. Financial Statements and Supplementary Data.”

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

Acquisition of Delta National Bancorp

On November 18, 2016, Farmers & Merchants Bancorp completed the acquisition of Delta National Bancorp. Delta National Bancorp, headquartered in Manteca, California, was the parent holding company for Delta Bank N.A., a locally owned and operated community bank established in 1973.  As of the acquisition date, Delta National Bancorp had approximately $112 million in assets and four branch locations in the communities of Manteca, Riverbank, Modesto and Turlock.  After the acquisition, Delta National Bancorp was merged  into Farmers & Merchants Bancorp and Delta Bank, N.A. was merged  into Farmers & Merchants Bank of Central California.  As part of the operational integration of the two banks, Delta Bank’s Modesto branch was closed and its customers began to be serviced at the Bank’s Modesto branch, which is one block away.  The names of the combined entities remain Farmers & Merchants Bancorp and Farmers & Merchants Bank of Central California.

As part of the transaction:  (i) holders of Delta National Bancorp common stock received 0.031748 shares of Farmers & Merchants Bancorp Common Stock for each share of Delta National Bancorp common stock, plus cash in lieu of fractional shares, and (ii) holders of Delta National Bancorp preferred stock received $19.827 in cash for each share of Delta National Bancorp preferred stock.

Using a value of $580 per share for Farmers & Merchants Bancorp’s common stock (based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder) on November 18, 2016, the per share merger consideration payable to holders of Delta National Bancorp common stock was approximately $7.00 million and the cash payment to the holders of Delta National Bancorp preferred stock was approximately $2.18 million, for an aggregate merger consideration approximating $9.18 million.

For additional information on the acquisition, see Note 2, located in “Item 8. Financial Statements and Supplementary Data.”

Service Area

Since 2014, the Company has broadened its geographic footprint by opening branches in Walnut Creek and Concord. The Company continues to look for opportunities to further expand its branch network in the East Bay area of San Francisco.

At the present time, the Company’s primary service area remains the mid Central Valley of California, including Sacramento, San Joaquin, Stanislaus and Merced counties, where we operate 24 full-service branches and one stand-alone ATM. This area encompasses:

•
Sacramento Metropolitan Statistical Area (“MSA”), with branches in Sacramento, Elk Grove and Galt. This MSA has a Population of 2.32 million and a Per Capita Income of approximately $52,900. The MSA includes significant employment in the following sectors: state and local government; agriculture; and trade, transportation and utilities. Unemployment currently stands at 5.3%.

•
Stockton MSA, with branches in Lodi, Linden, Stockton and Manteca. This MSA has a Population of 0.75 million and a Per Capita Income of approximately $40,300. The MSA includes significant employment in the following sectors: state and local government; agriculture; trade, transportation, and utilities; and education and health services. Unemployment currently stands at 8.2%.

•
Modesto MSA, with branches in Modesto, Riverbank and Turlock. This MSA has a Population of 0.55 million and a Per Capita Income of approximately $41,200. The MSA includes significant employment in the following sectors: agriculture; trade, transportation and utilities; state and local government; and education and health services. Unemployment currently stands at 8.4%.

•
Merced MSA with branches in Hilmar and Merced. This MSA has a Population of 0.28 million and a Per Capita Income of approximately $38,300. The MSA includes significant employment in the following sectors: agriculture; state and local government; and trade, transportation and utilities. Unemployment currently stands at 10.0%.

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

The Company provides a broad complement of lending products, including commercial, commercial real estate, real estate construction, agribusiness, consumer, credit card, residential real estate loans, and equipment leases. Commercial products include term loans, leases, lines of credit and other working capital financing and letters of credit. Financing products for individuals include automobile financing, lines of credit, residential real estate, home improvement and home equity lines of credit.

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

Employees

At December 31, 2016, the Company employed 339 full time equivalent employees. The Company added 25 employees as a result of the acquisition of Delta National Bancorp. The Company believes that its employee relations are satisfactory.

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $52.0 million at December 31, 2016. During 2016, the Bank paid $14.3 million in dividends to the Company.

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

The final rules became effective as applied to the Company and the Bank on January 1, 2015, with a phase in period through January 1, 2019.  The Company believes that it is currently in compliance with all of these new capital requirements (as fully phased-in) and that they will not result in any restrictions on the Company’s business activity. For further information on the Company and the Bank’s risk-based capital ratios see Note 15 located in “Item 8. Financial Statements and Supplementary Data.”

Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” institution must develop a capital restoration plan. At December 31, 2016, the Bank exceeded all of the required ratios for classification as “well capitalized.” It should be noted; however, that the Bank’s capital category is determined solely for the purpose of applying the federal banking agencies’ prompt corrective action regulations and the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

Federal banking regulators have also issued final guidance regarding commercial real estate (“CRE”) lending. This guidance suggests that institutions that are potentially exposed to significant CRE concentration risk will be subject to increased regulatory scrutiny. Institutions that have experienced rapid growth in CRE lending, have notable exposure to a specific type of CRE lending, or are approaching or exceed certain supervisory criteria that measure an institution’s CRE portfolio against its capital levels, may be subject to such increased regulatory scrutiny. The Company’s CRE portfolio may be viewed as falling within one or more of the foregoing categories, and accordingly may become subject to increased regulatory scrutiny because of the CRE portfolio. Institutions that are determined by their regulator to have an undue concentration in CRE lending may be required to maintain levels of capital in excess of the statutory minimum requirements and/or be required to reduce their concentration in CRE loans. As of the Company’s most recent regulatory examination, the FDIC determined that, at that time, the Company did not have any undue concentrations in CRE lending. No guarantees can be made that this classification will not change as a result of future regulatory examinations.

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

The Bank’s FDIC premiums were $1.17 million in 2016 and $1.19 million in 2015. Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

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

A bank’s compliance with the Community Reinvestment Act is assessed using an evaluation system, which bases CRA ratings on an institution’s lending, service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank’s latest CRA examination was completed by the Federal Deposit Insurance Corporation in August 2016 and the Bank received an overall Outstanding rating in complying with its CRA obligations.

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

Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors' responses. The Trump Administration has indicated a desire to reform the Dodd-Frank Act in order to reduce the regulatory burden on U.S. companies, including financial institutions.  At this time, no details on the proposed reforms have been published and we are uncertain whether the intended deregulation will have a significant impact on the Company.

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

Risks Associated With Our Business

Economic Conditions Nationally And In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses - While the national economy and the economy of other portions of California have, for the most part, experienced solid improvements over the past several years, the Central Valley of California, which remains the Company’s primary market area, continues to experience fragile economic conditions. This is reflected in:

•
continuing public sector financial stress, both at the local and statewide level. See “Item 1. Business – Service Area.” For example, the State of California, a large employer in one of the Company’s market territories, continues to experience financial challenges, particularly relating to the funding of pension and other financial commitments made to retired employees, and the City of Stockton, which exited bankruptcy in February, 2015 but still faces financial challenges; and

•	levels of unemployment that remain above statewide and nationwide averages and home prices that have improved but remain below peak levels.

Although we have initiated efforts to broaden our geographic footprint, our retail and commercial banking operations remain concentrated in Sacramento, San Joaquin, Stanislaus and Merced Counties. See “Item 1. Business – Service Area.” As a result of this geographic concentration, our results of operations depend largely upon economic conditions in these areas.  Whereas much of this area has improved, real estate values remain below peak prices and unemployment remains above most other areas in the state and country. As a result, risk still remains from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans or leases. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan & lease performance and diversifying our credit portfolio. These policies and procedures; however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2017 and Beyond.”

Additionally, despite the stability of our earnings over the last several years, economic uncertainties may continue for the foreseeable future and the full extent of the repercussions on our local economies in general and our business in particular are still not fully known at this time. Such events may have a negative effect on: (i) our ability to service our existing customers and attract new customers; (ii) the ability of our borrowers to operate their business as successfully as in the past; (iii) the financial security and net worth of our customers; and (iv) the ability of our customers to repay their loans or leases with us in accordance with the terms thereof.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update, Financial Instruments: Credit Losses, which establishes a new impairment framework also known as the "current expected credit loss model." In contrast to the incurred loss model currently used by financial entities like us, the current expected credit loss model requires an allowance be recognized based on the expected credit losses (i.e. all contractual cash flows that the entity does not expect to collect from financial assets or commitments to extend credit). It requires the consideration of more forward-looking information than is permitted under current U.S. generally accepted accounting principles. In addition to relevant information about past events and current conditions, such as borrowers’ current creditworthiness, quantitative and qualitative factors specific to borrowers, and the economic environment in which the entity operates, the new model requires consideration of reasonable and supportable forecasts that affect the expected collectability of the financial assets’ remaining contractual cash flows, and evaluation of the forecasted direction of the economic cycle, as well as time value of money. This proposed impairment framework is expected to have wide reaching implications to financial institutions such as us. The allowance for loan losses is likely to increase due to a larger volume of financial assets that fall within the scope of the proposed model, resulting in an adverse impact on retained earnings in the period of adoption.

We Are Dependent On Real Estate And Downturns In The Real Estate Market Could Hurt Our Business - A significant portion of our loan portfolio is dependent on real estate. See “Item 1. Business – Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms.” At December 31, 2016, real estate served as the principal source of collateral with respect to approximately 73% of our loan outstandings and 14% of loans outstanding were secured by production agricultural properties. Stresses in economic conditions in our local markets or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

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

Our Business Is Subject To Interest Rate Risk And Changes In Interest Rates May Adversely Affect Our Performance And Financial Condition - Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans & leases, the credit profile of our borrowers, the rates received on loans & leases and securities and rates paid on deposits and borrowings. The difference between the rates received on loans & leases and securities and the rates paid on deposits and borrowings is known as the net interest margin. Like many financial institutions, our net interest margin has declined over the past 10 years. Despite the FRB increasing short-term interest rates by 0.25% in both December 2015 and December 2016, continued low interest rates and aggressive competitor pricing strategies may continue to adversely impact our net interest margin in 2017.

Continuing low levels of market interest rates could adversely affect our earnings. The FRB regulates the supply of money and credit in the United States. Its policies determine, in large part, the cost of funds for lending and investing and the yield earned on those loans, leases and investments, which impact the Company’s net interest margin. Beginning in September 2007 the FRB implemented a series of rate reductions in response to the then current state of the national economy and housing market as well as the volatility of financial markets. Rates have remained low ever since, and; despite the FRB increasing short-term interest rates by 0.25% in both December 2015 and December 2016 and despite suggested additional increases in 2017, show no signs of significantly increasing in the near future. When interest rates are low, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, and prepay their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our CRE and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan & lease demand available in our market. The inability to make sufficient loans & leases directly affects the interest income we earn. Lower loan & lease demand will generally result in lower interest income realized as we place funds in lower yielding investments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2017 and Beyond.”

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

Growth May Produce Unfavorable Outcomes - We seek to expand our franchise safely and consistently. A successful growth strategy requires us to manage multiple aspects of the business simultaneously, such as following adequate loan underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining sufficient capital, and recruiting, training and retaining qualified professionals.

Our growth strategy also includes acquisition possibilities (such as Delta National Bancorp) that either enhance our market presence or have potential for improved profitability through financial management, economies of scale or expanded services. We may be exposed to difficulties in combining the operations of acquired institutions into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired institution and there is no assurance that we will be able to do so successfully. Among the issues that we could face are:

•	unexpected problems with operations, personnel, technology or credit;

•	loss of customers and employees of the acquiree;

•	difficulty in working with the acquiree's employees and customers;

•	the assimilation of the acquiree's operations, culture and personnel;

•	instituting and maintaining uniform standards, controls, procedures and policies; and

•	litigation risk not discovered during the due diligence period.

Undiscovered factors as a result of an acquisition could bring liabilities against us, our management and the management of the institutions we acquire. These factors could contribute to our not achieving the expected benefits from our acquisitions within desired time frames, if at all. Further, although we anticipate cost savings as a result of the merger, we may not be able to fully realize those savings. Any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

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

Our Financial Results Can Be Impacted By The Cyclicality and Seasonality Of Our Agricultural Business And The Risks Related Thereto - The Company has provided financing to agricultural customers in the Central Valley throughout its history. We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices, changing climatic conditions and the availability of seasonal labor, and manage these risks accordingly. The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry. Although the Company’s loan portfolio is believed to be well diversified, at various times during 2016 approximately 37% of the Company’s loan balances were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

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

The Impact of Climate and Government on The Availability of Water is a Long Term Risk That Could Affect Our Customers’ Businesses - The State of California experienced drought conditions from 2013 through most of 2016.  Although significant levels of rain and snow in late 2016 and early 2017 have alleviated drought conditions this year in many areas of California, including those in the Company’s primary service area, the long-term risks associated with the availability of water continue to exist.

The farming belt of the Central Valley was often cited as an example of an area that experienced extreme drought during 2013 - 2016. However, it is important to understand that not all areas of the state were impacted equally, and this is particularly true in the Central Valley, which stretches some 450 miles from Bakersfield in the south to Redding in the north. The vast majority of the Company’s agricultural customers are located in the more northern portion of the Central Valley, an area that benefits from the drainage of the Sacramento, American, Mokelumne and Stanislaus rivers. As a result, even during the worst of the drought farmers in this area still had access to reasonable ground water sources that were economical to pump.

Importantly, the Company has minimal credit exposure in the more southern portion of the Central Valley, defined broadly as an area south of Highway 152, but more importantly the Fresno area and south (including the Westlands Water District). In most of these areas ground water levels were depleted, making farmers increasingly dependent on the delivery of surface water from the Central Valley Project, which cut back deliveries to many farmers during the worst of the drought.

In addition to the impact of climate on the availability of water, the “politics” of water, and how the state and federal governments ultimately manage this resource, could also impact how much water our customers have access to.  As an example, many of our agricultural customers have senior riparian water rights, which provide them the legal right to access surface water from the rivers that abut their property. In the spring of 2015, the State of California took the extreme step of threatening to curtail certain riparian water rights for those farmers taking water from the Delta, and as a result affected growers agreed to voluntarily cutback 25% of their normal water usage as opposed to undertaking a protracted legal fight. Even with these cutbacks, our agricultural customers still had access to sufficient levels of water to satisfy their needs, however, this situation points out how  the “politics” of water can also affect the availability of water.

Even with the recent rains, the Company continues to monitor the water situation through: (i) regularly reviewing ground water level reports provided by California’s Department of Water Resources; (ii) requiring water budgets and plans from all of our agricultural borrowers that detail the sources of their irrigation water and the irrigation requirements to achieve their crop plan; and (iii) in the case of new permanent crop development projects, requiring well tests.

Although management believes that current conditions have improved dramatically for the 2017 crop year, we recognize that the availability of water remains a long term risk in the Central Valley.

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

Deposit Insurance Assessments Could Increase At Any Time, Which Will Adversely Affect Profits - FDIC deposit insurance expense for the years 2016, 2015, and 2014 was $1.17 million, $1.19 million, and $1.0 million, respectively. During 2011, the FDIC changed its methodology for calculating deposit premiums, See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” Any increases could have adverse effects on the operating expenses and results of operations of the Company.

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

As of December 31, 2016, approximately $2.0 billion, or 77.9%, of our deposits consisted of interest-bearing demand deposits, savings and money market accounts. Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.   Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in twenty-seven locations in the Company's service area. Of the twenty- seven locations, seventeen are owned and ten are leased. The expiration of these leases occurs between the years 2017 and 2024. See Note 20, located in “Item 8. Financial Statements and Supplementary Data.”

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

The following table summarizes the actual high, low, and close sale prices for the Company's common stock since the first quarter of 2015. These figures are based on activity posted on the OTCQX and on private transactions between individual stockholders that are reported to the Company. Since there is limited trading in our stock, (See “Item 1A. Risk Factors – Risks Associated With Our Stock”) the “Close” sale prices represent the volume weighted average close prices for the last month of the quarter.

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2016	Fourth quarter	$650	$595	$622	$6.55
	Third quarter	600	550	596	-
	Second quarter	645	501	579	6.55
	First quarter	644	501	544	-

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2015	Fourth quarter	$585	$510	$518	$6.50
	Third quarter	532	500	524	-
	Second quarter	585	450	508	6.40
	First quarter	506	460	505

As of January 31, 2017, there were approximately 1,645 stockholders of record of the Company's common stock. However, since approximately 15% of our common stock shares are held by brokers on behalf of stockholders, we are unable to estimate the total number of stockholders.

The Company and, before the Company was formed, the Bank, has paid cash dividends for the past 82 consecutive years. There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our 2003 subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank under state and federal laws. See “Item 1. Business – Supervision and Regulation.”

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

There were no shares repurchased by the Company during 2016. The approximate dollar value of shares that may yet be purchased under the program is $20 million.

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

During 2016, the Company issued 16,542 shares of common stock, of which 4,610 shares were contributed to the Bank’s non-qualified defined contribution retirement plans and 11,932 shares were issued in the acquisition of Delta National Bancorp. The shares issued had prices ranging from $525 per share to $580 per share. These share prices were based upon valuations completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital. See Note 16, located in “Item 8. Financial Statements and Supplementary Data.”

During 2015, the Company issued 6,705 shares of common stock. All of these shares were contributed to the Bank’s non-qualified defined contribution retirement plans. The shares issued had prices ranging from $450 per share to $525 per share. These share prices were based upon valuations completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital.

Performance Graphs

The following graph compares the Company’s cumulative total stockholder return on common stock from December 31, 2011 to December 31, 2016 to that of: (i) the Morningstar Banks Index - Regional (US) Industry Group; and (ii) the cumulative total return of the New York Stock Exchange market index. The graph assumes an initial investment of $100 on December 31, 2011 and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTCQX and on private transactions between individual stockholders that are reported to the Company. This data was furnished by Zacks SEC Compliance Services Group.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933.

Item 6.	Selected Financial Data

Summary of Income:	2016	2015	2014	2013	2012
Total Interest Income	$99,266	$90,075	$81,521	$76,531	$78,491
Total Interest Expense	4,196	3,325	2,813	2,891	5,140
Net Interest Income	95,070	86,750	78,708	73,640	73,351
Provision for Credit Losses	6,335	750	1,175	425	1,850
Net Interest Income After Provision for Credit Losses	88,735	86,000	77,533	73,215	71,501
Total Non-Interest Income	15,257	14,575	14,329	15,937	14,110
Total Non-Interest Expense	58,172	56,259	51,366	50,870	48,277
Income Before Income Taxes	45,820	44,316	40,496	38,282	37,334
Provision for Income Taxes	16,097	16,924	15,094	14,221	13,985
Net Income	$29,723	$27,392	$25,402	$24,061	$23,349
Balance Sheet Data:
Total Assets	$2,922,121	$2,615,345	$2,360,551	$2,076,073	$1,974,686
Loans & Leases	2,177,601	1,996,359	1,712,244	1,388,236	1,246,902
Allowance for Credit Losses	47,919	41,523	35,401	34,274	34,217
Investment Securities	506,372	430,533	430,405	473,144	486,383
Deposits	2,581,711	2,277,532	2,064,073	1,807,691	1,722,026
Federal Home Loan Bank Advances	-	-	-	-	-
Shareholders' Equity	279,981	251,835	233,178	209,904	205,033

Selected Ratios:
Return on Average Assets	1.12%	1.12%	1.17%	1.21%	1.22%
Return on Average Equity	11.17%	11.21%	11.43%	11.54%	11.62%
Dividend Payout Ratio	35.25%	37.08%	39.05%	40.41%	40.34%
Average Loans & Leases to Average Deposits	88.63%	84.44%	79.99%	74.28%	72.02%
Average Equity to Average Assets	10.05%	10.02%	10.28%	10.52%	10.45%
Period-end Shareholders' Equity to Total Assets	9.58%	9.63%	9.88%	10.11%	10.38%

Basic Per Share Data:
Net Income (1)	$37.44	$34.82	$32.64	$30.93	$29.99
Cash Dividends Per Share	$13.10	$12.90	$12.70	$12.50	$12.10

(1)	Based on the weighted average number of shares outstanding of 793,970, 786,582, 778,358, 777,882, and 778,648 for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Five-Year Period: 2012 through 2016
Through much of 2007 the economy in our primary service area was strong, the stock market rising and individuals and businesses doing well. Then in October 2007 the financial markets started what would become a major adjustment and an economic recession began, the impact of which is still being felt today in the Central Valley of California. The Central Valley was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has improved throughout most of the Central Valley, housing prices for the most part still remain below peak levels and unemployment levels remain above those in other areas of the state and country.

Despite this challenging economic environment, in management’s opinion, the Company’s operating performance over the past five years has been exceptionally strong.

(in thousands, except per share data)
Financial Performance Indicator	2016	2015	2014	2013	2012

Net Income	$29,723	$27,392	$25,402	$24,061	$23,349
Total Assets	2,922,121	2,615,345	2,360,551	2,076,073	1,974,686
Total Loans & Leases	2,177,601	1,996,359	1,712,244	1,388,236	1,246,902
Total Deposits	2,581,711	2,277,532	2,064,073	1,807,691	1,722,026
Total Shareholders’ Equity	279,981	251,835	233,178	209,904	205,033
Total Risk-Based Capital Ratio	12.80%	12.23%	12.93%	13.99%	14.96%
Non-Performing Loans as a % of Total Loans	0.14%	0.11%	0.13%	0.19%	0.74%
Substandard Loans as a % of Total Loans	0.29%	0.31%	0.21%	0.41%	1.72%
Net (Recoveries) Charge-Offs to Average Loans	0.00%	(0.30%)	0.00%	0.03%	0.05%
Loan Loss Allowance as a % of Total Loans	2.19%	2.07%	2.06%	2.46%	2.74%
Return on Average Assets	1.12%	1.12%	1.17%	1.21%	1.22%
Return on Average Equity	11.17%	11.21%	11.43%	11.54%	11.62%
Earnings Per Share	37.44	34.82	32.64	30.93	29.99
Cash Dividends Per Share	13.10	12.90	12.70	12.50	12.10
Cash Dividends Declared	10,478	10,157	9,919	9,723	9,418

Management believes that the Company’s performance compared very favorably to its peer banks during the five-year period ending December 31, 2016:

•	Net income over the five-year period totaled $129.9 million and increased in every year.

•	Return on Average Assets ranged from 1.12% to 1.22% and averaged 1.17% over the five-year period.

•	Total assets increased 52.2% from $1.9 billion at December 31, 2011 to $2.9 billion at December 31, 2016 .

•	Total loans & leases increased 87.2% from $1.2 billion at December 31, 2011 to $2.2 billion at December 31, 2016.

•	Total deposits increased 58.8% from $1.6 billion at December 31, 2011 to $2.6 billion at December 31, 2016.

More recently:

•	In 2016, the Company earned $29.7 million for a return on average assets of 1.12%.

•	In 2016, the Company increased its cash dividend per share by 1.6% over 2015 levels, and our strong financial performance has allowed us to increase dividends every year during this five-year period.

•
The Company’s total risk based capital ratio was 12.80% at December 31, 2016, and the Bank achieved the highest regulatory classification of “well capitalized” in each of the previous five years. See “Financial Condition – Capital.”

•	The Company continued to diversify its: (1) geographic footprint by acquiring Delta National Bancorp with branches in Turlock, Manteca and Riverbank.

•
Despite continuing fragile economic conditions in the Company’s local markets, the Company’s asset quality remains very strong compared to peer banks at the present time, when measured by: (1) net charge-offs at 0.00% of average loans & leases during 2016; and (2) substandard loans & leases totaling 0.29% of total loans & leases at December 31, 2016. See “Results of Operations – Provision and Allowance for Credit Losses” and “Financial Condition – Classified Loans & Leases and Non-Performing Assets.”

Because of this strong earnings performance, capital position, and asset quality, stockholders have benefited from the fact that cash dividends per share have increased 11.5% since 2011, and totaled $63.30 per share over the five-year period. The 2016 dividend of $13.10 per share represents a 2.10% yield based upon the December 31, 2016 closing stock price of $622 per share (See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”).

Looking Forward: 2017 and Beyond
In management’s opinion, the following key issues will continue to influence the financial results of the Company in 2017 and future years:

•
The Company’s earnings are heavily dependent on its net interest margin, which is sensitive to such factors as: (1) market interest rates; (2) the mix of our earning assets and interest-bearing liabilities; and (3) competitor pricing strategies.

-
During both the fourth quarter of 2015 and 2016, the FRB increased short-term market rates by 0.25%. However, market rates remain low, and although rates are expected to increase somewhat in 2017 Management does not expect them to change significantly.

-
Loan growth picked-up substantially in 2015 - 2016, partially as a result of our expansion into Walnut Creek, Concord and equipment leasing, but we still face a fragile economic environment in the Central Valley combined with a very competitive pricing environment. No assurances can be given that this recent growth in the loan & lease portfolio will continue.

-	Aggressive competitor pricing for loans, leases and deposits continues to require the Company to respond in order to retain key customers.

The combination of sustained low market interest rates and aggressive competitor pricing has caused the Company’s net interest margin to decline from a high of 5.18% for the year ended December 31, 2006 to 3.89% for the year ended December 31, 2016. Many of these factors may continue to adversely affect the net interest margin in 2017. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

•
The Company’s results are impacted by changes in the credit quality of its borrowers. Substandard loans & leases totaled $6.4 million or 0.29% of total loans & leases at December 31, 2016 vs. $6.1 million or 0.31% of total loans at December 31, 2015. Management believes, based on information currently available, that these levels are adequately covered by the Company’s $47.9 million allowance for credit losses as of December 31, 2016. See “Results of Operations - Provision and Allowance for Credit Losses” and “Financial Condition – Classified Loans & Leases and Non-Performing Assets.” The Company’s provision for credit losses was $6.3 million in 2016, compared to $750,000 in 2015 and $1.2 million in 2014. See “Item 1A. Risk Factors.”

•
FDIC deposit insurance expense for the years 2016, 2015, and 2014 was $1.17 million, $1.19 million, and $1.0 million, respectively. In 2011 the FDIC changed its methodology for calculating deposit premiums. See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” While FDIC deposit insurance assessments have stabilized in recent years, they remain well above the pre-recession level the Company paid in 2007.

•
During 2016 Congress and the former Obama Administration continued to implement broad changes to the regulation of consumer financial products and the financial services industry as a whole. These changes could significantly affect the Company’s product offerings, pricing and profitability in areas such as debit and credit cards, home mortgages and deposit service charges.  What impact the new Trump Administration will have on deregulation and/or tax relief is yet unknown.

•
The Company has (i) expanded its geographic footprint through denovo branch expansion in Walnut Creek and Concord, CA and through acquisition in Manteca and Riverbank, CA and (ii) established equipment leasing as a new line of business. Although Management believes that these initiatives will result in increased asset growth and earnings, along with reduced concentration risks, the start-up costs related to staff and facilities are significant and will take time to recoup.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ performance during each of the years in the three-year period ended December 31, 2016, and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying financial statements.

Impact of Delta National Bancorp Acquisition on Results of Operations
On November 18, 2016, Farmers & Merchants Bancorp completed the acquisition of Delta National Bancorp.  Since the acquisition took place late in the year, and Delta National Bancorp had only $112 million in assets (less than 4% of Farmers & Merchants Bancorp’s total assets), the post-acquisition impact on the Company’s 2016 Results of Operations was immaterial with the exception of a Bargain Purchase Gain of $1.83 million that was booked as non-interest income and $910,000 in acquisition expenses that were booked as non-interest expense (see Note 2, located in “Item 8. Financial Statements and Supplementary Data”).   Accordingly, limited discussion of the acquisition’s impact on operating income and expense will be included in the following discussion.

Net Interest Income/Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the years ending 2016, 2015, and 2014. Average balance amounts for assets and liabilities are the computed average of daily balances.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2016
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$53,659	$287	0.53%
Investment Securities:
U.S. Treasuries	60,191	572	0.95%
U.S. Govt SBA	2,323	55	2.37%
Government Agency & Government-Sponsored Entities	25,624	197	0.77%
Obligations of States and Political Subdivisions - Non-Taxable	60,332	2,920	4.84%
Mortgage Backed Securities	215,528	4,663	2.16%
Other	781	18	2.30%
Total Investment Securities	364,779	8,425	2.31%

Loans & Leases
Real Estate	1,460,300	66,969	4.59%
Home Equity Lines and Loans	31,939	1,562	4.89%
Agricultural	266,053	10,908	4.10%
Commercial	216,593	8,886	4.10%
Consumer	4,987	307	6.16%
Other	1,943	44	2.26%
Leases	68,353	2,894	4.23%
Total Loans & Leases	2,050,168	91,570	4.47%
Total Earning Assets	2,468,606	$100,282	4.06%

Unrealized Gain on Securities Available-for-Sale	4,895
Allowance for Credit Losses	(43,684)
Cash and Due From Banks	44,385
All Other Assets	173,313
Total Assets	$2,647,515

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$423,305	$526	0.12%
Savings and Money Market	725,127	1,087	0.15%
Time Deposits	513,105	2,194	0.43%
Total Interest Bearing Deposits	1,661,537	3,807	0.23%
Federal Home Loan Bank Advances	3,924	18	0.46%
Subordinated Debt	10,310	371	3.60%
Total Interest Bearing Liabilities	1,675,771	$4,196	0.25%
Interest Rate Spread			3.81%
Demand Deposits	651,709
All Other Liabilities	53,950
Total Liabilities	2,381,430
Shareholders' Equity	266,085
Total Liabilities & Shareholders' Equity	$2,647,515
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.08%
Net Interest Income and Margin on Total Earning Assets		96,086	3.89%
Tax Equivalent Adjustment		(1,016)
Net Interest Income		$95,070	3.85%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $5.1 million for the year ended December 31, 2016. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis) (in thousands)	2016 versus 2015 Amount of Increase (Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$(40)	$155	$115
Investment Securities:
U.S. Treasuries	275	(154)	121
U.S. Govt SBA	55	-	55
Government Agency & Government-Sponsored Entities	(68)	80	12
Municipals - Taxable	-	-	-
Obligations of States and Political Subdivisions - Non-Taxable	(83)	(118)	(201)
Mortgage Backed Securities	(975)	(3)	(978)
Other	(48)	32	(16)
Total Investment Securities	(844)	(163)	(1,007)

Loans & Leases:
Real Estate	9,622	(1,355)	8,267
Home Equity Lines and Loans	1	(148)	(147)
Agricultural	1,479	228	1,707
Commercial	(527)	39	(488)
Consumer	9	32	41
Other	30	-	30
Leases	575	26	601
Total Loans & Leases	11,189	(1,178)	10,011
Total Earning Assets	10,305	(1,186)	9,119

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	58	225	283
Savings and Money Market	56	(124)	(68)
Time Deposits	87	516	603
Total Interest Bearing Deposits	201	617	818
Other Borrowed Funds	-	11	11
Subordinated Debt	-	42	42
Total Interest Bearing Liabilities	201	670	871
Total Change	$10,104	$(1,856)	$8,248

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

2016 Compared to 2015
Net interest income increased 9.6% to $95.1 million during 2016. On a fully tax equivalent basis, net interest income increased 9.4% and totaled $96.1 million during 2016 compared to $87.8 million for 2015. As more fully discussed below, the increase in net interest income was primarily due to an increase in average earning assets assisted somewhat by a small increase in the net interest margin.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2016, the Company’s net interest margin was 3.89% compared to 3.87% in 2015. This increase in net interest margin was due primarily to an increase in the mix of loans and leases as a percentage of total earning assets.

Average loans & leases totaled $2.1 billion for the year ended December 31, 2016; an increase of $247.7 million compared to the year ended December 31, 2015. Loans & leases increased from 79.5% of average earning assets during 2015 to 83.1% in 2016. The year-to-date yield on the loan & lease portfolio declined to 4.47% for the year ended December 31, 2016, compared to 4.52% for the year ended December 31, 2015. This lower yield partially offset the impact of an increase in average loan & lease balances but still resulted in interest revenue from loans & leases increasing 12.3% to $91.6 million for 2016. The Company continues to experience aggressive competitor pricing for loans & leases to which it may need to respond in order to retain key customers. This could place continuing negative pressure on future loan & lease yields and net interest margin.

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

Average investment securities decreased $34.1 million in 2016 compared to the average balance during 2015. As a result, tax equivalent interest income on securities decreased $1.0 million to $8.4 million for the year ended December 31, 2016, compared to $9.4 million for the year ended December 31, 2015. The average yield, on a tax equivalent basis, in the investment portfolio was 2.31% in 2016 compared to 2.36% in 2015. This overall decrease in yield was caused primarily by a decrease in the mix of mortgage-backed securities as a percentage of total securities and an increase in the mix of lower yielding short-term U.S. Treasury securities. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2016. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest-bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which increased to 0.75% in December 2016. Average interest-bearing deposits with banks for the year ended December 31, 2016, was $53.7 million, a decrease of $13.1 million compared to the average balance for the year ended December 31, 2015. Interest income on interest-bearing deposits with banks for the year ended December 31, 2016, increased $115,000 to $287,000 from the year ended December 31, 2015.

Average interest-bearing liabilities increased $132.5 million or 8.9% during the twelve months ended December 31, 2016, primarily in lower cost interest-bearing DDA, and savings and money market deposits. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $3.8 million for 2016 and $3.0 million for 2015. The average rate paid on interest-bearing deposits was 0.23% in 2016 and 0.20% in 2015. Since most of the Company’s interest-bearing deposits are priced off of short-term market rates, the Company continues to benefit from the impact of lower market interest rates. See “Overview – Looking Forward: 2017 and Beyond” for a discussion of factors influencing the Company’s future deposit rates and their impact on net interest margin.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has improved throughout most of the Central Valley, it remains fragile with housing prices that for the most part remain below peak levels and unemployment rates that remain above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of December 31, 2016, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The State of California experienced drought conditions from 2013 through most of 2016.  Although significant levels of rain and snow in late 2016 and early 2017 have alleviated drought conditions this year in many areas of California, including those in the Company’s primary service area, the long-term risks associated with the availability of water continue to exist.  See “Item 1A. Risk Factors” for additional information.

The provision for credit losses totaled $6.3 million in 2016 compared to $750,000 in 2015. Net recoveries during 2016 were $61,000 compared to net recoveries of $5.4 million during 2015 and net charge-offs of $48,000 in 2014. During 2015, the Company was able to fully recover $5.2 million that was charged-off in 2010 on restructured commercial real estate and construction loans. In addition to the full recovery of the charged off principal, this transaction also resulted in the recovery of $353,000 in interest income and the client’s payment of a financing fee of $1.1 million. See “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk.”

The following table summarizes the activity and the allocation of the allowance for credit losses for the years indicated. (in thousands)

	2016	2015	2014	2013	2012
Allowance for Credit Losses Beginning of Year	$41,523	$35,401	$34,274	$34,217	$33,017
Provision Charged to Expense	6,335	750	1,175	425	1,850
Charge-Offs:
Commercial Real Estate	-	-	-	6	-
Agricultural Real Estate	-	-	-	575	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	21	-	73	16	152
Home Equity Lines and Loans	46	-	70	91	259
Agricultural	-	-	-	23	294
Commercial	-	12	1	60	198
Consumer & Other	105	84	132	120	145
Total Charge-Offs	172	96	276	891	1,048
Recoveries:
Commercial Real Estate	2	2,939	11	-	-
Agricultural Real Estate	-	-	-	-	90
Real Estate Construction	-	2,225	-	-	-
Residential 1st Mortgages	26	8	-	-	53
Home Equity Lines and Loans	103	87	58	115	14
Agricultural	-	4	8	42	61
Commercial	47	136	86	312	117
Consumer & Other	55	69	65	54	63
Total Recoveries	233	5,468	228	523	398
Net Recoveries (Charge-Offs)	61	5,372	(48)	(368)	(650)
Total Allowance for Credit Losses	$47,919	$41,523	$35,401	$34,274	$34,217
Ratios:
Allowance for Credit Losses to:
Total Loans & Leases at Year End	2.19%	2.07%	2.06%	2.00%	2.46%
Average Loans & Leases	2.34%	2.30%	2.36%	2.70%	2.89%
Consolidated Net (Recoveries) Charge-Offs to:
Total Loans & Leases at Year End	0.00%	(0.27%)	0.00%	0.02%	0.05%
Average Loans & Leases	0.00%	(0.30%)	0.00%	0.03%	0.05%

The table below breaks out year-to-date activity by portfolio segment (in thousands):

December 31, 2016	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2016	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Charge-Offs	-	-	-	(21)	(46)	-	-	(105)	-	-	(172)
Recoveries	2	-	-	26	103	-	47	55	-	-	233
Provision	1,045	2,569	738	71	(63)	1,073	632	75	292	(97)	6,335
Ending Balance- December 31, 2016	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919

Overall, the Allowance for Credit Losses as of December 31, 2016 increased $6.4 million from December 31, 2015. The allowance allocated to the following categories of loans changed as indicated during the twelve months ended December 31, 2016:

•
Commercial Real Estate and Real Estate Construction allowance balances increased $1.7 million due to our assessment of the potential impact of rising interest rates on real estate prices in general and the affordability of single family residential real estate in particular.

•
Agricultural  and Agricultural Real Estate allowance balances increased $3.7 million due to our assessment of: (1) weakness in export markets due to a stronger dollar and proposed changes in trade policies; (2) tight labor markets and higher wages due to legislative changes at the state and federal levels; and (3) proposed changes in immigration policy and the resulting impact on the labor pool.

	Allowance Allocation at December 31,
(in thousands)	2016 Amount	Percent of Loans in Each Category to Total Loans	2015 Amount	Percent of Loans in Each Category to Total Loans	2014 Amount	Percent of Loans in Each Category to Total Loans	2013 Amount	Percent of Loans in Each Category to Total Loans	2012 Amount	Percent of Loans in Each Category to Total Loans
Commercial Real Estate	$11,110	30.9%	$10,063	30.4%	$7,842	28.9%	$5,178	29.5%	$6,464	28.3%
Agricultural Real Estate	9,450	21.4%	6,881	21.2%	4,185	20.8%	3,576	23.6%	2,877	25.0%
Real Estate Construction	3,223	8.1%	2,485	7.6%	1,669	5.6%	654	3.0%	986	2.6%
Residential 1st Mortgages	865	11.1%	789	10.3%	1,022	10.0%	1,108	10.9%	1,219	11.2%
Home Equity Lines and Loans	2,140	1.4%	2,146	1.7%	2,426	1.9%	2,767	2.5%	3,235	3.4%
Agricultural	7,381	13.5%	6,308	14.7%	6,104	16.4%	12,205	18.4%	10,437	17.7%
Commercial	8,515	10.0%	7,836	10.5%	8,195	13.5%	5,697	10.8%	7,963	11.5%
Consumer & Other	200	0.3%	175	0.3%	218	0.3%	176	0.4%	182	0.3%
Leases	3,586	3.3%	3,294	3.3%	2,211	2.6%	639	0.9%	-	0.0%
Unallocated	1,449		1,546		1,529		2,274		854
Total	$47,919	100.0%	$41,523	100.0%	$35,401	100.0%	$34,274	100.0%	$34,217	100.0%

As of December 31, 2016, the allowance for credit losses was $47.9 million, which represented 2.19% of the total loan & lease balance. At December 31, 2015, the allowance for credit losses was $41.5 million or 2.07% of the total loan & lease balance. After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of December 31, 2016, was adequate.

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plan investments; and (6) fees from other miscellaneous business services. See “Overview – Looking Forward: 2017 and Beyond.”

2016 Compared to 2015
Non‑interest income totaled $15.3 million, an increase of $682,000 or 4.7% from non-interest income of $14.6 million for 2015.

Service charges on deposit accounts totaled $3.4 million, a decrease of $82,000 or 2.4% from service charges on deposit accounts of $3.5 million in 2015. This was due primarily to a decrease in fees related to the Company’s Overdraft Privilege Service.

Net (loss) gain on investment securities was a net loss of $284,000 in 2016 compared to a net gain of $275,000 for 2015. See “Financial Condition-Investment Securities” for a discussion of the Company’s investment strategy.

Net gains on deferred compensation plan investments were $2.0 million in 2016 compared to net gains of $1.4 million in 2015. See Note 17, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

The Company completed its acquisition of Delta National Bancorp in November 2016. This acquisition resulted in a bargain purchase gain of $1.8 million (see Note 2, located in “Item 8. Financial Statements and Supplementary Data.”)

Other non-interest income was $3.1 million, a decrease of $1.3 million or 29.8% from 2015. This decrease was primarily comprised of (1) a $1.1 million financing fee related to the full recovery of a loan previously charged off; and (2) a $392,000 gain on the sale of our Sacramento branch building; both of which occurred in 2015.

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

2016 Compared to 2015
Overall, non-interest expense totaled $58.2 million, an increase of $1.9 million or 3.4% for the year ended December 31, 2016. The acquisition of Delta National Bancorp resulted in merger related expenses of $910,000 recorded in 2016.

Salaries and employee benefits increased $2.3 million or 5.6% primarily related to: (1) new staff added for the branches opened in Walnut Creek and Concord, CA and the Company’s equipment leasing activities; (2) bank wide raises that occurred in mid-2015; and (3) increased contributions to retirement and profit sharing plans.

Net gains on deferred compensation plan investments were $2.0 million in 2016 compared to net gains of $1.4 million in 2015. See Note 17, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

Occupancy expense in 2016 totaled $3.0 million, an increase of $101,000 or 3.5% from 2015 and equipment expense in 2016 totaled $3.5 million, an increase of $331,000 or 10.5% from 2015. Both of these increases were primarily related to operating lease payments and depreciation expense associated with: (1) expanding into Walnut Creek and Concord, CA and the equipment leasing business; (2) remodeling existing branch offices; and (3) replacing all ATM’s with the newest generation of technology.

Legal expenses increased $822,000 from 2015 and totaled $1.2 million. This increase was primarily due to legal fees related to: (1) changes to the Company’s by-laws and extension of the Company’s shareholder rights agreement; (2) trademark/branding issues; and (3) the Delta National Bancorp acquisition.

Gain on sale of ORE property totaled $5.9 million in 2016 compared to $299,000 for 2015.  During 2016, the Company sold at a substantial gain a large parcel of ORE that was acquired through foreclosure in 2008.

Other non-interest expense increased $3.5 million, or 52.6%, to $10.0 million in 2016 compared to $6.6 million in 2015. The major components of this increase were: (1) a $1.1 million increase in professional fees of which $633,100 was related to the acquisition of Delta National Bancorp; (2) a $1.1 million increase in amortization expense related to an increase in low income housing tax credit investments (see Income Taxes” for the offsetting credits related to these investments); (3) a $335,000 increase in recruitment and staff training expenses related to the addition of new staff as the Company expands its geographic footprint and business activities; and (4) a $126,000 increase in contributions.

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

Income Taxes
The provision for income taxes decreased $827,000 during 2016. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance, CRA low-income housing tax credits, bargain purchase gain and tax-exempt interest income on municipal securities and loans.

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

Congress and the Trump Administration have indicated a desire to reform U.S. corporate taxes, including reducing the corporate tax rate. An increase in our on-going net income from a reduction in corporate tax rates may be partially offset by a write-down in the value of our deferred tax assets upon a tax rate reduction. The one-time impact on our deferred tax assets is dependent on the extent of the tax rate reduction, which remains uncertain at this time.

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

The Company’s investment portfolio at December 31, 2016 was $506.4 million compared to $430.5 million at December 31, 2015, an increase of $75.8 million or 17.6%. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company currently invests most of its available funds in either shorter term corporate, US Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities.  As part of the acquisition of Delta National Bancorp, the Company now owns $36.3 million of floating rate U.S. Government SBA debt.

The Company's total investment portfolio currently represents 17.3% of the Company’s total assets as compared to 16.5% at December 31, 2015.

As of December 31, 2016, the Company held $58.1 million of municipal investments, of which $40.1 million were bank-qualified municipal bonds, all classified as held-to-maturity (“HTM”). In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of December 31, 2016, ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately two percent ($419,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted primarily of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $43.9 million at December 31, 2016 and $9.5 million at December 31, 2015.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale (“AFS”). Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of December 31, 2016 and December 31, 2015, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Investment Portfolio
The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
December 31: (in thousands)	2016		2015		2014
U.S. Treasury Notes	$134,428	$-	$72,884	$-	$-	$-
U.S. Government SBA	36,314	-	-	-	-	-
Government Agency & Government Sponsored Entities	3,241	-	33,251	-	78,109	-
Obligations of States and Political Subdivisions - Non-Taxable	-	58,109	-	61,396	-	61,716
Mortgage Backed Securities	273,270	-	262,493	-	287,948	-
Other	1,010	-	509	-	485	2,147
Total Book Value	$448,263	$58,109	$369,137	$61,396	$366,542	$63,863
Fair Value	$448,263	$58,408	$369,137	$62,388	$366,542	$64,635

Analysis of Investment Securities Available-for-Sale
The following table is a summary of the relative maturities and yields of the Company's investment securities Available-for-Sale as of December 31, 2016.

December 31, 2016 (in thousands)	Fair Value	Average Yield
U.S. Treasury
One year or less	$64,993	0.33%
After one year through five years	60,236	1.34%
After five years through ten years	9,199	2.14%
Total U.S. Treasury Securities	134,428	0.91%
U.S. Government SBA
One year or less	138	2.24%
After one year through five years	2,638	1.68%
After five years through ten years	4,590	1.99%
After ten years	28,948	1.61%
Total U.S. Government Securities	36,314	1.67%
Government Agency & Government Sponsored Entities
After one year through five years	3,241	2.86%
Total Government Agency & Government Sponsored Entities	3,241	2.86%
Other
One year or less	1,010	2.25%
Total Other Securities	1,010	2.25%
Mortgage Backed Securities	273,270	2.30%
Total Investment Securities Available-for-Sale	$448,263	1.84%

Note:  The average yield for floating rate securities is calculated using the current stated yield.

Analysis of Investment Securities Held-to-Maturity
The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2016. Non-taxable Obligations of States and Political Subdivisions have been calculated on a fully taxable equivalent basis.

December 31, 2016 (in thousands)	Book Value	Average Yield
Obligations of States and Political Subdivisions - Non-Taxable
One year or less	$1,905	4.67%
After one year through five years	9,530	5.26%
After five years through ten years	12,699	3.92%
After ten years	33,975	5.19%
Total Obligations of States and Political Subdivisions - Non-Taxable	58,109	4.91%
Total Investment Securities Held-to-Maturity	$58,109	4.91%

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

Overall, the Company's loan & lease portfolio at December 31, 2016 totaled $2.2 billion, an increase of $181.2 million or 9.1% over December 31, 2015. This increase has occurred as a result of: (1) the Company’s intensified business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek and Concord. No assurances can be made that this growth in the loan & lease portfolio will continue.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of December 31 of the years indicated.

	2016		2015		2014		2013		2012
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate	$674,445	30.9%	$609,602	30.4%	$495,316	28.9%	$411,037	29.5%	$353,109	28.3%
Agricultural Real Estate	467,685	21.4%	424,034	21.2%	357,207	20.8%	328,264	23.6%	311,992	25.0%
Real Estate Construction	176,462	8.1%	151,974	7.6%	96,519	5.6%	41,092	3.0%	32,680	2.6%
Residential 1st Mortgages	242,247	11.1%	206,405	10.3%	171,880	10.0%	151,292	10.9%	140,257	11.2%
Home Equity Lines and Loans	31,625	1.4%	33,056	1.7%	33,017	1.9%	35,477	2.5%	42,042	3.4%
Agricultural	295,325	13.5%	293,966	14.7%	281,963	16.4%	256,414	18.4%	221,032	17.7%
Commercial	217,577	10.0%	210,804	10.5%	230,819	13.5%	150,398	10.8%	143,293	11.5%
Consumer & Other	6,913	0.3%	6,592	0.3%	4,719	0.3%	5,052	0.4%	5,058	0.3%
Leases	70,986	3.3%	65,054	3.3%	44,217	2.6%	12,733	0.9%	-	0.0%
Total Gross Loans & Leases	2,183,265	100.0%	2,001,487	100.0%	1,715,657	100.0%	1,391,759	100.0%	1,249,463	100.0%
Less: Unearned Income	5,664		5,128		3,413		3,523		2,561
Subtotal	2,177,601		1,996,359		1,712,244		1,388,236		1,246,902
Less: Allowance for Credit Losses	47,919		41,523		35,401		34,274		34,217
Loans & Leases, Net	$2,129,682		$1,954,836		$1,676,843		$1,353,962		$1,212,685

There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company on December 31, 2016.

(in thousands)	One Year or Less	Over One Year to Five Years	Over Five Years	Total
Commercial Real Estate	$62,685	$165,090	$440,271	$668,046
Agricultural Real Estate	17,987	79,448	370,250	467,685
Real Estate Construction	92,885	79,076	4,501	176,462
Residential 1st Mortgages	10	4,769	237,468	242,247
Home Equity Lines and Loans	23	782	30,820	31,625
Agricultural	171,913	98,122	25,290	295,325
Commercial	74,462	105,347	37,768	217,577
Consumer & Other	853	4,389	1,671	6,913
Leases	631	23,372	47,718	71,721
Total	$421,449	$560,395	$1,195,757	$2,177,601
Rate Sensitivity:
Fixed Rate	$57,246	$216,047	$505,545	$778,838
Variable Rate	364,204	344,347	690,212	1,398,763
Total	$421,450	$560,394	$1,195,757	$2,177,601
Percent	19.36%	25.73%	54.91%	100.00%

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan & lease review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified” and these loans & leases receive increased management attention. As of December 31, 2016, classified loans & leases totaled $6.4 million compared to $6.1 million at December 31, 2015.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of December 31, 2016 and 2015, non-accrual loans & leases totaled $3.1 million and $2.2 million.

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

At December 31, 2016, restructured loans totaled $7.5 million with $6.0 million performing and at December 31, 2015, restructured loans totaled $6.6 million with $5.0 million performing.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

The following table sets forth the amount of the Company's non-performing loans & leases and ORE as of December 31 of the years indicated.

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Non-Accrual Loans & Leases
Commercial Real Estate	$-	$19	$-	$-	$-
Agricultural Real Estate	1,304	-	-	-	5,423
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	95	65	77	324	445
Home Equity Lines and Loans	-	538	576	406	213
Agricultural	243	-	18	35	3,198
Commercial	1,426	1,524	1,586	1,815	-
Consumer & Other	6	10	13	16	19
Total Non-Accrual Loans & Leases	3,074	2,156	2,270	2,596	9,298
Accruing Loans & Leases Past Due 90 Days or More
Commercial Real Estate	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer & Other	-	-	-	-	-
Total Accruing Loans & Leases Past Due 90 Days or More	-	-	-	-	-
Total Non-Performing Loans & Leases	$3,074	$2,156	$2,270	$2,596	$9,298
Other Real Estate Owned	$3,745	$2,441	$3,299	$4,611	$2,553
Total Non-Performing Assets	$6,819	$4,597	$5,569	$7,207	$11,851
Restructured Loans & Leases (Performing)	$4,462	$4,953	$4,955	$4,649	$2,300
Non-Performing Loans & Leases as a Percent of Total Loans & Leases	0.14%	0.11%	0.13%	0.19%	0.74%

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. See Note 6, located in “Item 8. Financial Statements and Supplementary Data” for an allocation of the allowance classified to impaired loans & leases.

The Company reported $3.7 million of ORE at December 31, 2016, and $2.4 million at December 31, 2015. ORE at December 31, 2016 includes a mix of raw land and residential property.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of December 31, 2016, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•
The Central Valley was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has improved throughout most of the Central Valley, housing prices for the most part still remain below peak levels and unemployment levels remain above those in other areas of the state and country.

•
The State of California experienced drought conditions from 2013 through most of 2016.  Although significant levels of rain and snow in late 2016 and early 2017 have alleviated drought conditions this year in many areas of California, including those in the Company’s primary service area, the long-term risks associated with the availability of water continue to exist.  See “Item 1A. Risk Factors” for additional information.

•
The agricultural industry is facing challenges associated with: (1) weakness in export markets due to a stronger dollar and proposed changes in trade policies; (2) tight labor markets and higher wages due to legislative changes at the state and federal levels; and (3) proposed changes in immigration policy and the resulting impact on the labor pool.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The following table sets forth, by time remaining to maturity, the Company’s time deposits in amounts of $250,000 or more at December 31, 2016.

(in thousands)
Time Deposits of $250,000 or More
Three Months or Less	$164,342
Over Three Months Through Six Months	61,045
Over Six Months Through Twelve Months	36,009
Over Twelve Months	28,559
Total Time Deposits of $250,000 or More	$289,955

Refer to the Year-To-Date Average Balances and Rate Schedules located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

At December 31, 2016, deposits totaled $2.6 billion. This represents an increase of 13.4% or $304.2 million from December 31, 2015. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; and (2) the Company’s expansion of its service area into Walnut Creek and Concord. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 13.4% since December 31, 2015, the Company’s focus continues to be on increasing low cost transaction and savings accounts:

•	Demand and interest-bearing transaction accounts increased $162.7 million or 14.9% since December 31, 2015.

•	Savings and money market accounts have increased $52.2 million or 7.4% since December 31, 2015.

•	Time deposit accounts have increased $89.3 million or 18.6% since December 31, 2015.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Bank’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at December 31, 2016 or 2015. There were no Federal Funds purchased or advances from the FRB at December 31, 2016 or 2015.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10.0 million through the sale of subordinated debentures to an off-balance sheet trust and its sale of trust-preferred securities. See Note 14, located in “Item 8. Financial Statements and Supplementary Data.” Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital. These securities accrue interest at a variable rate based upon 3-month London InterBank Offered Rate (“LIBOR”) plus 2.85%. Interest rates reset quarterly (the next reset is March 16, 2017) and the rate was 3.84% as of December 31, 2016. The average rate paid for these securities was 3.60% in 2016 and 3.19% in 2015. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $280.0 million at December 31, 2016, and $251.8 million at the end of 2015.

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

In addition, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. For further information on the Company’s and the Bank’s risk-based capital ratios, see Note 15, located in “Item 8. Financial Statements and Supplementary Data.”

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

In 2016 and 2015, the Company did not repurchase any shares under the Stock Repurchase Program. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Program is approximately $20 million.

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

During 2016, the Company issued 16,542 shares of common stock, of which 4,610 shares were contributed to the Bank’s non-qualified defined contribution retirement plans and 11,932 shares were issued in the acquisition of Delta National Bancorp. The shares issued had prices ranging from $525 per share to $580 per share. These share prices were based upon valuations completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital. See Note 16, located in “Item 8. Financial Statements and Supplementary Data.”

Throughout 2015, the Company issued 6,705 shares of common stock. All of these shares were contributed to the Bank’s non-qualified defined contribution retirement plans. The average share price of these newly issued shares was $501 per share. The share price for each issuance was based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital.

In December 2014, the Company issued 6,200 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. See Note 17, located in “Item 8. Financial Statements and Supplementary Data.” These shares were issued at a price of $450 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from this issuance was contributed to the Bank as equity capital.

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

While the Company utilizes a systematic methodology in determining its allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. The estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. For additional information, see Note 6, located in “Item 8. Financial Statements and Supplementary Data.”

Fair Value - The Company discloses the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization. For additional information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” and Notes 18 and 19 located in “Item 8. Financial Statements and Supplementary Data.”

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

(in thousands)	December 31, 2016	December 31, 2015
Commitments to Extend Credit	$609,653	$708,122
Letters of Credit	20,444	14,745
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	1,835	2,758

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $267,000 at December 31, 2016 and $167,000 at December 31, 2015. We do not anticipate any material losses as a result of these transactions.

Aggregate Contractual Obligations and Commitments
The following table presents, as of December 31, 2016, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. For further information on the nature of each obligation type, see applicable note disclosures located in “Item 8. Financial Statements and Supplementary Data.”

(in thousands)	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Obligations	$2,974	$618	$1,128	$973	$255
Long-Term Subordinated Debentures	10,310	-	-	-	10,310
Deferred Compensation (1)	49,819	1,532	11,030	1,368	35,889
Total	$63,103	$2,150	$12,158	$2,341	$46,454

(1)
These amounts represent obligations to participants under the Company's various non-qualified deferred compensation plans. All amounts have been fully funded in to a Rabbi Trust as of December 31, 2016. See Note 17 located in “Item 8. Financial Statements and Supplementary Data.”

Quarterly Unaudited Financial Data

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in 2016 and 2015. This information is derived from unaudited consolidated financial statements that include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

2016 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Interest Income	$24,026	$24,314	$25,262	$25,664	$99,266
Total Interest Expense	920	951	1,110	1,215	4,196
Net Interest Income	23,106	23,363	24,152	24,449	95,070
Provision for Credit Losses	2,600	-	250	3,485	6,335
Net Interest Income After Provision for Credit Losses	20,506	23,363	23,902	20,964	88,735
Total Non-Interest Income	2,721	2,875	4,553	5,108	15,257
Total Non-Interest Expense	12,019	14,737	16,414	15,002	58,172
Income Before Income Taxes	11,208	11,501	12,041	11,070	45,820
Provision for Income Taxes	4,036	4,169	4,503	3,389	16,097
Net Income	$7,172	$7,332	$7,538	$7,681	$29,723
Basic Earnings Per Common Share	$9.06	$9.25	$9.51	$9.62	$37.44

2015 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Interest Income	$21,293	$21,756	$23,038	$23,988	$90,075
Total Interest Expense	792	835	860	838	3,325
Net Interest Income	20,501	20,921	22,178	23,150	86,750
Provision for Credit Losses	600	50	-	100	750
Net Interest Income After Provision for Credit Losses	19,901	20,871	22,178	23,050	86,000
Total Non-Interest Income	4,664	2,826	3,710	3,375	14,575
Total Non-Interest Expense	14,218	12,761	14,488	14,792	56,259
Income Before Income Taxes	10,347	10,936	11,400	11,633	44,316
Provision for Income Taxes	3,944	4,187	4,360	4,433	16,924
Net Income	$6,403	$6,749	$7,040	$7,200	$27,392
Basic Earnings Per Common Share	$8.15	$8.59	$8.96	$9.12	$34.82

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Part 3 - An unallocated allowance often occurs due to the imprecision in estimating and allocating allowance balances associated with macro factors such as: (1) the improving but fragile economic conditions in the Central Valley; and (2) the long-term risks associated with the availability of water in the Central Valley.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at December 31, 2016 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At December 31, 2016, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 5.26% if rates increase by 200 basis points and a decrease in net interest income of 3.22% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $75 million and repurchase lines of $130 million with major banks. As of December 31, 2016, the Company has additional borrowing capacity of $401.7 million with the Federal Home Loan Bank and $356.1 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At December 31, 2016, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities available-for-sale of approximately $321.2 million, which represents 10% of total assets.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Farmers & Merchants Bancorp

Report of Management on Internal Control Over Financial Reporting

Management of Farmers & Merchants Bancorp and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 as described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Farmers & Merchants Bancorp

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Farmers & Merchants Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Stockton, California
March 15, 2017

Farmers & Merchants Bancorp
Consolidated Balance Sheets

(in thousands except share and per share data)

	December 31,
Assets	2016	2015
Cash and Cash Equivalents:
Cash and Due from Banks	$54,896	$49,913
Interest Bearing Deposits with Banks	43,964	9,533
Total Cash and Cash Equivalents	98,860	59,446

Investment Securities:
Available-for-Sale	448,263	369,137
Held-to-Maturity	58,109	61,396
Total Investment Securities	506,372	430,533

Loans & Leases:	2,177,601	1,996,359
Less: Allowance for Credit Losses	47,919	41,523
Loans& Leases, Net	2,129,682	1,954,836

Premises and Equipment, Net	29,229	26,575
Bank Owned Life Insurance	57,761	55,898
Interest Receivable and Other Assets	100,217	88,057
Total Assets	$2,922,121	$2,615,345

Liabilities
Deposits:
Demand	$756,236	$711,029
Interest-Bearing Transaction	495,063	377,594
Savings and Money Market	760,119	707,885
Time	570,293	481,024
Total Deposits	2,581,711	2,277,532

Subordinated Debentures	10,310	10,310
Interest Payable and Other Liabilities	50,119	75,668
Total Liabilities	2,642,140	2,363,510

Commitments & Contingencies (See Note 20)
Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 807,329 and 790,787 Shares Issued and Outstanding at December 31, 2016 and 2015, respectively.	8	8
Additional Paid-In Capital	90,671	81,164
Retained Earnings	189,313	170,068
Accumulated Other Comprehensive Income	(11)	595
Total Shareholders' Equity	279,981	251,835
Total Liabilities and Shareholders' Equity	$2,922,121	$2,615,345

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Income

(in thousands except per share data)

	Year Ended December 31,
	2016	2015	2014
Interest Income
Interest and Fees on Loans & Leases	$91,570	$81,558	$71,310
Interest on Deposits with Banks	287	172	158
Interest on Investment Securities:
Taxable	5,505	6,311	7,739
Exempt from Federal Tax	1,904	2,034	2,314
Total Interest Income	99,266	90,075	81,521

Interest Expense
Deposits	3,807	2,989	2,486
Borrowed Funds	18	7	5
Subordinated Debentures	371	329	322
Total Interest Expense	4,196	3,325	2,813

Net Interest Income	95,070	86,750	78,708
Provision for Credit Losses	6,335	750	1,175
Net Interest Income After Provision for Credit Losses	88,735	86,000	77,533

Non-Interest Income
Service Charges on Deposit Accounts	3,376	3,458	3,923
Net (Loss) Gain on Investment Securities	(284)	275	90
Increase in Cash Surrender Value of Life Insurance	1,864	1,908	1,881
Debit Card and ATM Fees	3,398	3,183	3,087
Net Gain on Deferred Compensation Investments	1,999	1,375	2,129
Bargain Purchase Gain	1,832	-	-
Other	3,072	4,376	3,219
Total Non-Interest Income	15,257	14,575	14,329

Non-Interest Expense
Salaries and Employee Benefits	41,981	39,683	36,446
Net Gain on Deferred Compensation Investments	1,999	1,375	2,129
Occupancy	2,985	2,884	2,690
Equipment	3,493	3,162	2,794
Marketing	1,191	1,254	353
Legal	1,243	421	128
FDIC Insurance	1,174	1,193	1,048
Gain on Sale of ORE	(5,941)	(299)	-
Other	10,047	6,586	5,778
Total Non-Interest Expense	58,172	56,259	51,366

Income Before Income Taxes	45,820	44,316	40,496
Provision for Income Taxes	16,097	16,924	15,094
Net Income	$29,723	$27,392	$25,402
Basic Earnings Per Common Share	$37.44	$34.82	$32.64

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net Income	$29,723	$27,392	$25,402

Other Comprehensive (Loss) Income
(Decrease) Increase in Net Unrealized (Loss) Gain on Available-for-Sale Securities	(1,330)	(3,069)	8,719
Deferred Tax Benefit (Expense) Related to Unrealized Gains (Losses)	559	1,290	(3,666)

Reclassification Adjustment for Realized Loss (Gain) on Available-for-Sale Securities Included in Net Income	284	(275)	(90)
Tax (Benefit) Expense Related to Reclassification Adjustment	(119)	116	38
Change in Net Unrealized (Loss) Gain on Available-for-Sale Securities, Net of Tax	(606)	(1,938)	5,001

Total Other Comprehensive (Loss) Income	(606)	(1,938)	5,001

Comprehensive Income	$29,117	$25,454	$30,403

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders' Equity

(in thousands except share and per share data)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance, January 1, 2014	777,882	$8	$75,014	$137,350	$(2,468)	$209,904
Net Income				25,402		25,402
Cash Dividends Declared on Common Stock ($12.70 per share)				(9,919)		(9,919)
Issuance of Common Stock	6,200		2,790			2,790
Change in Net Unrealized (Loss) on Securities Available-for-Sale					5,001	5,001
Balance, December 31, 2014	784,082	$8	$77,804	$152,833	$2,533	$233,178
Net Income				27,392		27,392
Cash Dividends Declared on Common Stock ($12.90 per share)				(10,157)		(10,157)
Issuance of Common Stock	6,705		3,360			3,360
Change in Net Unrealized Gain on Securities Available-for-Sale					(1,938)	(1,938)
Balance, December 31, 2015	790,787	$8	$81,164	$170,068	$595	$251,835
Net Income				29,723		29,723
Cash Dividends Declared on Common Stock ($13.10 per share)				(10,478)		(10,478)
Issuance of Common Stock	16,542		9,507			9,507
Change in Net Unrealized (Loss) on Securities Available-for-Sale					(606)	(606)
Balance, December 31, 2016	807,329	$8	$90,671	$189,313	$(11)	$279,981

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net Income	$29,723	$27,392	$25,402
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	6,335	750	1,175
Depreciation and Amortization	1,896	1,685	1,325
Provision for Deferred Income Taxes	(2,299)	(907)	6,436
Net Amortization of Investment Security Premium & Discounts	1,481	1,554	1,659
Amortization of Core Deposit Intangible	13	-	-
Accretion of Discount on Acquired Loans	(43)	-	-
Net Loss (Gain) on Investment Securities	284	(275)	(90)
Net Loss (Gain) on Sale of Property & Equipment	71	(383)	(22)
Net Gain on sale of ORE	(5,941)	(299)	-
Net Gain from Acquisition	(1,832)	-	-
Net Change in Operating Assets & Liabilities:
Net Decrease (Increase) in Interest Receivable and Other Assets	1,056	4,685	(15,070)
Net Increase in Interest Payable and Other Liabilities	4,068	3,125	5,600
Net Cash Provided by Operating Activities	34,812	37,327	26,415
Investing Activities
Purchase of Investment Securities Available-for-Sale	(497,797)	(203,996)	(132,619)
Proceeds from Sold, Matured, or Called Securities Available-for-Sale	426,142	227,157	177,324
Purchase of Investment Securities Held-to-Maturity	(2,264)	(17,747)	(17,692)
Proceeds from Matured, or Called Securities Held-to-Maturity	5,499	18,031	22,628
Net Loans & Leases Paid, Originated or Acquired	(148,960)	(284,211)	(324,284)
Principal Collected on Loans & Leases Previously Charged Off	232	5,468	228
Cash Acquired in Acquisition, Net of Cash Paid	31,751	-	-
Additions to Premises and Equipment	(1,504)	(2,726)	(4,274)
Purchase of Other Investment	(6,825)	(2,110)	(778)
Proceeds from Sale of Property & Equipment	-	670	37
Proceeds from Sale of ORE	8,282	1,156	-
Net Cash Used by Investing Activities	(185,444)	(258,308)	(279,430)
Financing Activities
Net Increase in Deposits	200,524	213,459	256,382
Cash Dividends	(10,478)	(10,157)	(9,919)
Net Cash Provided by Financing Activities	190,046	203,302	246,463
Increase (Decrease) in Cash and Cash Equivalents	39,414	(17,679)	(6,552)
Cash and Cash Equivalents at Beginning of Year	59,446	77,125	83,677
Cash and Cash Equivalents at End of Year	$98,860	$59,446	$77,125
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$538	$-	$-
Cash Payments Made for Income Taxes	$12,891	$8,475	$15,030
Issuance of Common Stock to the Bank's Non-Qualified Retirement Plans	$2,586	$3,360	$2,790
Interest Paid	$3,856	$3,190	$2,787

Acquisitions:
Fair Value of Assets Acquired	$114,871	$-	$-
Fair Value of Liabilities Acquired	$103,861	$-	$-
Issuance of Common Stock to Acquired Bank's Shareholders	$6,921	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

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

On November 18, 2016, Farmers & Merchants Bancorp completed the acquisition of Delta National Bancorp, headquartered in Manteca, California, and the parent holding company for Delta Bank N.A., a locally owned and operated community bank established in 1973.  As of the acquisition date, Delta National Bancorp had approximately $112 million in assets and four branch locations in the communities of Manteca, Riverbank, Modesto and Turlock. At the effective time of the acquisition, Delta National Bancorp was merged  into Farmers & Merchants Bancorp and Delta Bank, N.A. was merged  into Farmers & Merchants Bank of Central California.

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

At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's and Bank's regulators, including the Federal Reserve Board (“FRB”), the California Department of Business Oversight (“DBO”) and the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

Acquired Loans
Loans acquired through purchase or through a business combination are recorded at their fair value at the acquisition date. Credit discounts, which reflect estimates of credit losses, expected to be incurred over the life of the loan, are included in the determination of fair value; therefore, an allowance for loan  losses is not recorded at the acquisition date.

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

Basic Earnings Per Common Share
The Company’s common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore, there is no presentation of diluted basic earnings per common share. See Note 16 for additional information.

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

Business Combinations And Related Matters
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the fair value over the purchase price of net assets and other identifiable intangible assets acquired is recorded as bargain purchase gain. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of operations from the date of acquisition. Acquisition-related costs, including conversion charges, are expensed as incurred. The Company applied this guidance to the acquisition of Delta National Bancorp that was consummated on November 18, 2016. The Company's consolidated financial statements reflect the operations of Delta National Bancorp from November 19, 2016 through December 31, 2016.

Intangible Assets
Intangible assets are comprised of core deposit intangibles acquired in the Delta National Bancorp acquisition. Intangible assets with definite useful lives are amortized over their respective estimated useful lives. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, management reviews the asset for impairment.

2.	Business Combinations

Delta National Bancorp

On November 18, 2016, the Company completed the acquisition of Delta National Bancorp. Delta National Bancorp was incorporated under the laws of the State of California on December 21, 1981, for the purpose of serving as a bank holding company under the Bank Holding Act of 1956. Its wholly owned subsidiary, Delta Bank, N.A., operated as a commercial bank with branches in the cities of Manteca, Riverbank, Turlock, and Modesto, California. The acquisition enhances our market presence and added $32.4 million in loans, $103.7 million in deposits and $38.7 million in investment securities to the Company. Effective December 9, 2016, the Modesto branch was closed after Management determined that our customers and the business community could be easily supported from our current Modesto location. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations. The acquisition was treated as a "reorganization" within the meaning of section 368(a)(1)(A) of the Internal Revenue Code and is considered tax-free for U.S. federal income tax purposes.

The following table reflects the book value and estimated fair value of the assets acquired and liabilities assumed related to the Delta National Bancorp Acquisition:

	Delta National Bancorp
(in thousands)	Book Value	Fair Value
Assets Acquired:
Cash and Cash Equivalents	$34,009	$34,009
Investments	38,727	38,727
Loans	32,885	32,410
Core Deposit Intangible	-	959
Deferred Tax Asset	-	893
Other Assets	6,263	7,873
Total Assets Acquired	$111,884	$114,871

Liabilities Assumed
Deposits:
Demand	35,106	35,106
Interest-Bearing Transaction	20,572	20,572
Savings and Money Market	33,091	33,091
Time	14,930	14,930
Total Deposits	$103,699	$103,699

Other Liabilities	161	161
Total liabilities assumed	$103,860	$103,860

Cash Paid		2,258
Fair Value of Common Stock Issued		6,921
Total Merger Consideration		$9,179

The following table presents the net assets acquired from Delta National Bancorp and the estimated fair value adjustment:

(in thousands)	Acquisition Date November 18, 2016
Book Value of Net Assets Acquired	$8,024
Fair Value Adjustments:
Loans	(1,063)
Reversal of Allowance for Loan Loss	588
Core Deposit Intangible Asset	959
Other Assets & Liabilities, net	1,610
Total Purchase Accounting Adjustments	$2,094

Deferred Tax Asset (tax effect of purchase accounting adjustments at 42%)	(880)
DTA Carryforward	1,773
Fair Value of Net Assets Acquired	$11,011

Fair Value of Net Assets Acquired	11,011
Less Merger Consideration	(9,179)
Bargain Purchase Gain	$1,832

The following is a description of the methods used to determine the fair value of significant assets and liabilities presented above.

Cash and Cash Equivalents: The carrying amount for cash and due from banks, interest-bearing deposits with banks and federal funds sold are a reasonable estimate of fair value based on the short-term nature of these assets.

Investments: Fair value for investments was obtained from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment spreads, credit information and the bond’s terms and conditions.

Loans: Fair value for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, and amortization status. Loans were individually assessed, with some assumptions being applied from the aggregate pool level to the individual loan itself. The discount rates used for loans are based on a build-up method that considers credit ratings, funding, liquidity, and other adjustments. No credit impaired loans were acquired as part of this business combination.

Core Deposit Intangible (CDI): This intangible asset represents the value of the relationships with deposit customers. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost the deposit base, reserve requirements and the net maintenance cost attributable to customer deposits. The CDI is being amortized over 10 years based on the estimated economic benefits received.

Other Assets: Other assets are composed of real property assets which include two branch premises and various ORE properties. These assets were valued in November and December 2016 via USPAP-compliant appraisals for the 100% interest in the fee simple estate by a state licensed appraiser.

Deposits: The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the acquisition date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.

Debt: The fair values of long-term debt instruments are estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.

The Company issued 11,932 shares of common stock to Delta National Bancorp’s common stock holders. The shares issued were valued at $580 per share. The share price was based upon valuations completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

3.	Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:
(in thousands)

	Amortized	Gross Unrealized		Fair/Book
December 31, 2016	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,127	$114	$-	$3,241
US Treasury Notes	134,755	5	332	134,428
US Govt SBA	36,532	42	260	36,314
Mortgage Backed Securities (1)	272,858	1,725	1,313	273,270
Other	1,010	-	-	1,010
Total	$448,282	$1,886	$1,905	$448,263

	Amortized	Gross Unrealized		Fair/Book
December 31, 2015	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$33,536	$134	$419	$33,251
US Treasury Notes	73,048	-	164	72,884
Mortgage Backed Securities (1)	261,016	2,708	1,231	262,493
Other	509	-	-	509
Total	$368,109	$2,842	$1,814	$369,137

(1) All Mortgage Backed Securities were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows: (in thousands)

	Book	Gross Unrealized		Fair
December 31, 2016	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$58,109	$339	$40	$58,408
Total	$58,109	$339	$40	$58,408

	Book	Gross Unrealized		Fair
December 31, 2015	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$61,396	$993	$1	$62,388
Total	$61,396	$993	$1	$62,388

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at December 31, 2016 by contractual maturity are shown in the following tables. (in thousands)

	Available-for-Sale		Held-to-Maturity
December 31, 2016	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within One Year	$66,137	$66,141	$1,905	$1,907
After One Year Through Five Years	66,205	66,115	9,530	9,556
After Five Years Through Ten Years	13,945	13,788	12,699	12,747
After Ten Years	29,137	28,948	33,975	34,198
	175,424	174,992	58,109	58,408

Investment Securities Not Due at a Single Maturity Date:
Mortgage Backed Securities	272,858	273,271	-	-
Total	$448,282	$448,263	$58,109	$58,408

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

	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$99,429	$332	$-	$-	$99,429	$332
US Govt SBA	27,483	260	-	-	27,483	260
Mortgage Backed Securities	123,157	1,313	-	-	123,157	1,313
Total	$250,069	$1,905	$-	$-	$250,069	$1,905

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$7,251	$40	$-	$-	$7,251	$40
Total	$7,251	$40	$-	$-	$7,251	$40

	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	$29,944	$419	$-	$-	$29,944	$419
US Treasury Notes	44,887	164	-	-	44,887	164
Mortgage Backed Securities	78,899	1,089	7,277	142	86,176	1,231
Total	$153,730	$1,672	$7,277	$142	$161,007	$1,814

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$839	$1	$-	$-	$839	$1
Total	$839	$1	$-	$-	$839	$1

As of December 31, 2016, the Company held 500 investment securities of which 209 were in an unrealized loss position for less than twelve months. No securities were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At December 31, 2016, no securities of government agency and government sponsored entities were in a loss position for less than 12 months or in a loss position for 12 months or more. The unrealized losses on the Company's investments in securities of government agency and government sponsored entities were $419,000 at December 31, 2015. The unrealized loss was caused by interest rate fluctuations. Repayment of these investments is guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2015.
`
U.S. Treasury Notes – At December 31, 2016, eight U.S. Treasury Note security investments were in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company's investment in US treasury notes were $332,000 at December 31, 2016 and $164,000 at December 31, 2015. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2016 and December 31, 2015.

U.S. Government SBA – At December 31, 2016, 138 U.S. Government SBA security investments were in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Government SBA were $260,000 at December 31, 2016. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2016. The Company did not own any U.S. Government SBA securities in 2015.

Mortgage Backed Securities - At December 31, 2016, 45 mortgage backed security investments were in a loss position for less than 12 months and none was in a loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage-backed securities were $1.3 million at December 31, 2016 and $1.2 million at December 31, 2015. The unrealized losses were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016 or 2015.

Obligations of States and Political Subdivisions - At December 31, 2016, 18 obligations of states and political subdivisions were in a loss position for less than 12 months. None were in a loss position for 12 months or more.  As of December 31, 2016, over ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or the issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the three percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligation of states and political subdivision were $40,000 at December 31, 2016 and $1,000 at December 31, 2015. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company did not intend to sell the securities and it is more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2016 and December 31, 2015.

Proceeds from sale/calls of securities for the periods shown were as follows:

(in thousands)	Gross Proceeds	Gross Gains	Gross Losses
2016	$105,941	$250	$534
2015	$61,335	$275	$-
2014	$130,174	$1,204	$1,114

Pledged Securities
As of December 31, 2016, securities carried at $171.9 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $189.2 million at December 31, 2015.

4.	Federal Home Loan Bank Stock and Other Equity Securities, at Cost

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and other equity securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock and other equity securities are reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets and totaled $9.2 million at December 31, 2016 and $7.8 million at December 31, 2015.

5.	Loans & Leases

Loans & leases as of December 31 consisted of the following:

(in thousands)	2016	2015
Commercial Real Estate	$674,445	$609,602
Agricultural Real Estate	467,685	424,034
Real Estate Construction	176,462	151,974
Residential 1st Mortgages	242,247	206,405
Home Equity Lines and Loans	31,625	33,056
Agricultural	295,325	293,966
Commercial	217,577	210,804
Consumer & Other	6,913	6,592
Leases	70,986	65,054
Total Gross Loans & Leases	2,183,265	2,001,487
Less: Unearned Income	5,664	5,128
Subtotal	2,177,601	1,996,359
Less: Allowance for Credit Losses	47,919	41,523
Loans & Leases, Net	$2,129,682	$1,954,836

At December 31, 2016, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $664.7 million and $548.0 million, respectively. The borrowing capacity on these loans was $566.5 million from FHLB and $356.1 million from the FRB.

6.	Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses at December 31, 2016 and December 31, 2015 by portfolio segment and by impairment methodology (in thousands):

December 31, 2016	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2016	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Charge-Offs	-	-	-	(21)	(46)	-	-	(105)	-	-	(172)
Recoveries	2	-	-	26	103	-	47	55	-	-	233
Provision	1,045	2,569	738	71	(63)	1,073	632	75	292	(97)	6,335
Ending Balance- December 31, 2016	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Ending Balance Individually Evaluated for Impairment	-	-	-	70	18	128	608	7	-	-	831
Ending Balance Collectively Evaluated for Impairment	11,110	9,450	3,223	795	2,122	7,253	7,907	193	3,586	1,449	47,088
Loans & Leases:
Ending Balance	$668,046	$467,685	$176,462	$242,247	$31,625	$295,325	$217,577	$6,913	$71,721	$-	$2,177,601
Ending Balance Individually Evaluated for Impairment	1,932	1,304	-	2,126	402	625	4,464	10	-	-	10,863
Ending Balance Collectively Evaluated for Impairment	666,114	466,381	176,462	240,121	31,223	294,700	213,113	6,903	71,721	-	2,166,738

December 31, 2015	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2015	$7,842	$4,185	$1,669	$1,022	$2,426	$6,104	$8,195	$218	$2,211	$1,529	$35,401
Charge-Offs	-	-	-	-	-	-	(12)	(84)	-	-	(96)
Recoveries	2,939	-	2,225	8	87	4	136	69	-	-	5,468
Provision	(718)	2,696	(1,409)	(241)	(367)	200	(483)	(28)	1,083	17	750
Ending Balance- December 31, 2015	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Ending Balance Individually Evaluated for Impairment	61	-	-	69	35	115	905	28	-	-	1,213
Ending Balance Collectively Evaluated for Impairment	10,002	6,881	2,485	720	2,111	6,193	6,931	147	3,294	1,546	40,310
Loans & Leases:
Ending Balance	$603,650	$424,034	$151,974	$206,405	$33,056	$293,966	$210,804	$6,592	$65,878	$-	$1,996,359
Ending Balance Individually Evaluated for Impairment	3,420	-	-	2,010	1,214	606	4,760	34	-	-	12,044
Ending Balance Collectively Evaluated for Impairment	600,230	424,034	151,974	204,395	31,842	293,360	206,044	6,558	65,878	-	1,984,315

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $3.3 million and $4.9 million at December 31, 2016 and 2015, respectively, which are no longer disclosed or classified as TDR’s.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at December 31, 2016 and December 31, 2015 (in thousands):

December 31, 2016	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$659,694	$6,817	$1,535	$668,046
Agricultural Real Estate	464,997	1,384	1,304	467,685
Real Estate Construction	176,462	-	-	176,462
Residential 1st Mortgages	241,816	47	384	242,247
Home Equity Lines and Loans	31,558	-	67	31,625
Agricultural	283,525	11,366	434	295,325
Commercial	208,172	6,974	2,431	217,577
Consumer & Other	6,705	-	208	6,913
Leases	71,721	-	-	71,721
Total	$2,144,650	$26,588	$6,363	$2,177,601

December 31, 2015	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$595,011	$7,917	$722	$603,650
Agricultural Real Estate	424,034	-	-	424,034
Real Estate Construction	150,379	1,595	-	151,974
Residential 1st Mortgages	205,135	413	857	206,405
Home Equity Lines and Loans	32,419	75	562	33,056
Agricultural	293,325	9	632	293,966
Commercial	199,467	8,160	3,177	210,804
Consumer & Other	6,411	-	181	6,592
Leases	65,878	-	-	65,878
Total	$1,972,059	$18,169	$6,131	$1,996,359

See Note 1. Significant Accounting Policies – Allowance for Credit Losses for a description of the internal risk ratings used by the Company. There were no loans & leases outstanding at December 31, 2016 and 2015 rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at December 31, 2016 and December 31, 2015 (in thousands):

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$668,046	$668,046
Agricultural Real Estate	-	-	-	1,304	1,304	466,381	467,685
Real Estate Construction	-	-	-	-	-	176,462	176,462
Residential 1st Mortgages	-	-	-	95	95	242,152	242,247
Home Equity Lines and Loans	-	-	-	-	-	31,625	31,625
Agricultural	-	-	-	243	243	295,082	295,325
Commercial	-	-	-	1,425	1,425	216,152	217,577
Consumer & Other	10	-	-	7	17	6,896	6,913
Leases	-	-	-	-	-	71,721	71,721
Total	$10	$-	$-	$3,074	$3,084	$2,174,517	$2,177,601

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$705	$-	$-	$19	$724	$602,926	$603,650
Agricultural Real Estate	-	-	-	-	-	424,034	424,034
Real Estate Construction	-	-	-	-	-	151,974	151,974
Residential 1st Mortgages	97	194	-	65	356	206,049	206,405
Home Equity Lines and Loans	-	-	-	538	538	32,518	33,056
Agricultural	-	-	-	-	-	293,966	293,966
Commercial	-	-	-	1,524	1,524	209,280	210,804
Consumer & Other	7	-	-	10	17	6,575	6,592
Leases	-	-	-	-	-	65,878	65,878
Total	$809	$194	$-	$2,156	$3,159	$1,993,200	$1,996,359

Non-accrual loans & leases at December 31, 2016 and 2015 were $3.1 million and $2.2 million, respectively. Interest income forgone on loans & leases placed on non-accrual status was $127,000, $109,000, and $92,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

The following tables show information related to impaired loans & leases at and for the year ended December 31, 2016 and December 31, 2015 (in thousands):

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$184	$184	$-	$354	$7
Agricultural Real Estate	1,305	1,305	-	569	3
Residential 1st Mortgages	451	504	-	404	10
Home Equity Lines and Loans	-	-	-	181	-
Agricultural	-	-	-	144	5
Commercial	3,023	3,023	-	3,053	133
	$4,963	$5,016	$-	$4,705	$158
With an allowance recorded:
Residential 1st Mortgages	$430	$469	$21	$336	$13
Home Equity Lines and Loans	90	97	5	123	4
Agricultural	625	625	128	581	22
Commercial	1,441	1,640	608	1,536	8
Consumer & Other	6	13	6	12	-
	$2,592	$2,844	$768	$2,588	$47
Total	$7,555	$7,860	$768	$7,293	$205

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$102	$104	$-	$479	$7
Residential 1st Mortgages	551	618	-	560	16
Home Equity Lines and Loans	581	646	-	620	3
Agricultural	193	193	-	105	3
Commercial	3,103	3,103	-	2,349	85
	$4,530	$4,664	$-	$4,113	$114
With an allowance recorded:
Residential 1st Mortgages	$348	$420	$17	$354	$16
Home Equity Lines and Loans	134	151	7	136	5
Agricultural	412	413	115	431	28
Commercial	1,657	1,798	905	2,456	31
Consumer & Other	34	40	29	39	3
	$2,585	$2,822	$1,073	$3,416	$83
Total	$7,115	$7,486	$1,073	$7,529	$197

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

At December 31, 2016, the Company allocated $736,000 of specific reserves to $5.9 million of troubled debt restructured loans, of which $4.5 million were performing. At December 31, 2015, the Company allocated $1.1 million of specific reserves to $6.6 million of troubled debt restructured loans, of which $5.0 million were performing. The Company had no commitments at December 31, 2016 and December 31, 2015 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ending December 31, 2016, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for 5 years. Modifications involving an extension of the maturity date were for 10 years.

The following table presents loans by class modified as troubled debt restructured loans for the period ended December 31, 2016 (in thousands):

	December 31, 2016
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate	1	$112	$112
Residential 1st Mortgages	2	289	281
Home Equity Lines and Loans	2	305	286
Total	5	$706	$679

The troubled debt restructurings described above had no impact on the allowance for credit losses and resulted in charge-offs of $27,000 for the twelve months ended December 31, 2016.

During the period ended December 31, 2016, there were no payment defaults on loans modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 5 to 10 years. Modifications involving an extension of the maturity date were for periods ranging from 5 to 10 years.

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

7.	Premises and Equipment

Premises and equipment as of December 31, consisted of the following:

(in thousands)	2016	2015
Land and Buildings	$37,003	$33,530
Furniture, Fixtures, and Equipment	20,196	19,125
Leasehold Improvements	2,439	2,437
Subtotal	59,638	55,092
Less: Accumulated Depreciation and Amortization	30,409	28,517
Total	$29,229	$26,575

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $1,896,000, $1,685,000, and $1,325,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Total rental expense for premises was $644,000, $604,000, and $530,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Rental income was $102,000, $94,000, and $81,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

8.	Other Real Estate

The Bank reported $3.7 million in other real estate at December 31, 2016, and $2.4 million at December 31, 2015. The acquisition of Delta National Bancorp added $3.0 million of ORE to the Company. Other real estate includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred. Other real estate is reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets.

9.	Time Deposits

Time Deposits of $250,000 or more as of December 31 were as follows:

(in thousands)	2016	2015
Balance	$289,955	$236,963

At December 31, 2016, the scheduled maturities of time deposits were as follows:

(in thousands)	Scheduled Maturities
2017	$480,828
2018	80,231
2019	5,315
2020	741
2021	3,178
Total	$570,293

10.	Income Taxes

Current and deferred income tax expense (benefit) provided for the years ended December 31 consisted of the following:

(in thousands)	2016	2015	2014
Current
Federal	$13,101	$11,979	$7,941
State	4,832	4,446	4,345
Total Current	17,933	16,425	12,286
Deferred
Federal	(1,607)	383	3,116
State	(229)	116	(308)
Total Deferred	(1,836)	499	2,808
Total Provision for Taxes	$16,097	$16,924	$15,094

The total provision for income taxes differs from the federal statutory rate as follows:

	2016		2015		2014
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax Provision at Federal Statutory Rate	$16,037	35.0%	$15,510	35.0%	$14,174	35.0%
Interest on Obligations of States and Political Subdivisions exempt from Federal Taxation	(675)	(1.5%)	(711)	(1.6%)	(805)	(2.0%)
State and Local Income Taxes, Net of Federal Income Tax Benefit	2,992	6.5%	2,966	6.7%	2,624	6.5%
Bank Owned Life Insurance	(731)	(1.6%)	(712)	(1.6%)	(696)	(1.7%)
Low-Income Housing Tax Credit	(1,201)	(2.6%)	(291)	(0.7%)	(126)	(0.3%)
Bargain Purchase Gain	(641)	(1.4%)	-	0.0%	-	0.0%
Other, Net	316	0.7%	162	0.4%	(77)	(0.2%)
Total Provision for Taxes	$16,097	35.1%	$16,924	38.2%	$15,094	37.3%

The components of net deferred tax assets as of December 31 are as follows: The net deferred tax assets are reported in Interest Receivable and Other Assets on the Company's Consolidated Balance Sheet.

(in thousands)	2016	2015
Deferred Tax Assets
Allowance for Credit Losses	$20,260	$17,529
Accrued Liabilities	9,807	8,614
Deferred Compensation	14,166	11,586
State Franchise Tax	1,680	1,549
Acquired Net Operating Loss	1,135	-
Fair Value Adjustment on Loans Acquired	429	-
Fair Value Adjustment on ORE Acquired	299	-
ORE Writedown and Holding Costs	-	1,547
Unrealized Loss on Securities Available-for-Sale	58	-
Low-Income Housing Investment	366	73
Other	233	46
Total Deferred Tax Assets	$48,433	$40,944
Deferred Tax Liabilities
Premises and Equipment	(1,707)	(869)
Securities Accretion	(341)	(310)
Unrealized Gain on Securities Available-for-Sale	-	(432)
Leasing Activities	(14,868)	(11,469)
Core Deposit Intangible Asset	(398)	-
Other	(808)	(744)
Total Deferred Tax Liabilities	(18,122)	(13,824)
Net Deferred Tax Assets	$30,311	$27,120

As a result of the recent acquisition of Delta National Bancorp, the Company has included in its deferred tax assets usable net operating loss carryforwards in the Federal and California jurisdictions of $2.7 million, which begin to expire in 2028. The amount of carryforwards that may be utilized in each jurisdiction annually is limited to approximately $141,000 per year under Section 382 of the Internal Revenue Code due to the changes in control. As a result of limitations under Section 382, certain net operating losses are expected to expire unused and have been excluded from the deferred tax asset. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. Accordingly, no other valuation allowance has been established as of December 31, 2016.

The Company and its subsidiaries file income tax returns in the U.S. federal and California jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

11.	Short Term Borrowings

As of December 31, 2016 and 2015, the Company had unused lines of credit available for short-term liquidity purposes of $962.8 million and $875.3 million, respectively. Federal Funds purchased and advances are generally issued on an overnight basis. There were no advances from the FHLB at December 31, 2016 or 2015. There were no Federal Funds purchased or advances from the FRB at December 31, 2016 or 2015.

12.	Securities Sold Under Agreement to Repurchase

Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings.

At December 31, 2016 and December 31, 2015, the Company had no securities sold under agreement to repurchase.

13.	Federal Home Loan Bank Advances

The Company had no short-term or long-term advances from the Federal Home Loan Bank of San Francisco at December 31, 2016 or 2015.

In accordance with the Collateral Pledge and Security Agreement, advances are secured by all FHLB stock held by the Company and by government agency & government-sponsored entity securities and mortgage-backed securities with borrowing capacity of $200,000. At December 31, 2016, $664.7 million in loans were approved for pledging as collateral on borrowing lines with the FHLB. The borrowing capacity on these loans was $566.5 million.

14.	Long-term Subordinated Debentures

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

15.	Shareholders' Equity

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

During 2016, the Company issued 16,542 shares of common stock, of which 4,610 shares were contributed to the Bank’s non-qualified defined contribution retirement plans and 11,932 shares were issued in the acquisition of Delta National Bancorp. The shares issued had prices ranging from $525 per share to $580 per share. These share prices were based upon valuations completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital.

During 2015, the Company issued 6,705 shares of common stock. All of these shares were contributed to the Bank’s non-qualified defined contribution retirement plans. The shares issued had prices ranging from $450 per share to $525 per share. These share prices were based upon valuations completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$319,776	12.79%	$199,958	8.0%	$249,947	10.0%
Total Consolidated Capital to Risk Weighted Assets	$319,983	12.80%	$199,981	8.0%	N/A	N/A
Total Bank Common Equity Tier 1 Capital Ratio	$288,324	11.54%	$112,476	4.5%	$162,466	6.5%
Total Consolidated Common Equity Tier 1 Capital Ratio	$278,981	11.16%	$112,489	4.5%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$288,323	11.54%	$149,968	6.0%	$199,958	8.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$288,527	11.54%	$149,986	6.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$288,324	10.08%	$114,409	4.0%	$143,011	5.0%
Tier 1 Consolidated Capital to Average Assets	$288,527	10.07%	$114,568	4.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$290,941	12.22%	$190,480	8.0%	$238,101	10.0%
Total Consolidated Capital to Risk Weighted Assets	$291,152	12.23%	$190,493	8.0%	N/A	N/A
Total Bank Common Equity Tier 1 Capital Ratio	$261,031	10.96%	$107,145	4.5%	$154,765	6.5%
Total Consolidated Common Equity Tier 1 Capital Ratio	$251,240	10.55%	$107,152	4.5%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$261,031	10.96%	$142,860	6.0%	$190,480	8.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$261,240	10.97%	$142,870	6.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$261,031	10.30%	$101,402	4.0%	$126,753	5.0%
Tier 1 Consolidated Capital to Average Assets	$261,240	10.29%	$101,525	4.0%	N/A	N/A

16.	Dividends and Basic Earnings Per Common Share

Total cash dividends during 2016 were $10,478,000 or $13.10 per share of common stock, an increase of 1.6% per share from $10,157,000 or $12.90 per share in 2015. In 2014, cash dividends totaled $9,919,000 or $12.70 per share.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per common share for the periods indicated.

(net income in thousands)	2016	2015	2014
Net Income	$29,723	$27,392	$25,402
Weighted Average Number of Common Shares Outstanding	793,970	786,582	778,358
Basic Earnings Per Common Share	$37.44	$34.82	$32.64

17.	Employee Benefit Plans

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $975,000, $925,000, and $875,000 for the years ended December 31, 2016, 2015, and 2014, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $1.2 million, $1.1 million, and $1.0 million for the years ended December 31, 2016, 2015, and 2014, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions and after tax (Roth) contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

Executive Retirement Plan and Life Insurance Arrangements
The Company, through the Bank, sponsors an Executive Retirement Plan for certain executive level employees. The Executive Retirement Plan is a non-qualified defined contribution plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. The Plan is comprised of: (1) a Performance Component which makes contributions based upon long-term cumulative profitability and increase in market value of the Company; (2) a Salary Component which makes contributions based upon participant salary levels; and (3) an Equity Component for which contributions are discretionary and subject to Board of Directors approval. Executive Retirement Plan contributions are invested in a mix of financial instruments; however Equity Component contributions are invested primarily in stock of the Company.

The Company expensed $3.8 million to the Executive Retirement Plan during the year ended December 31, 2016, $3.5 million during the year ended December 31, 2015 and $2.7 million during the year ended December 31, 2014. The Company’s total accrued liability under the Executive Retirement Plan was $37.4 million as of December 31, 2016 and $31.3 million as of December 31, 2015. All amounts have been fully funded into a Rabbi Trust as of December 31, 2016.

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

The Company earned tax-exempt interest on the life insurance policies of $1.9 million for the years ended December 31, 2016,  2015, and 2014. As of December 31, 2016 and 2015, the total cash surrender value of the insurance policies was $57.8 million and $55.9 million, respectively.

Senior Management Retention Plan
The Company, through the Bank, sponsors a Senior Management Retention Plan (“SMRP”) for certain senior level employees. The SMRP is a non-qualified defined contribution plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. All contributions are discretionary and subject to the Board of Directors approval. Contributions are invested primarily in stock of the Company. The Company expensed $627,000 to the SMRP during the year ended December 31, 2016, $530,000 during the year ended December 31, 2015 and $475,000 during the year ended December 31, 2014. The Company’s total accrued liability under the SMRP was $3.4 million as of December 31, 2016 and $2.3 million as of December 31, 2015. All amounts have been fully funded into a Rabbi Trust as of December 31, 2016.

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

At December 31, 2016, formal foreclosure proceedings were in process for $322,000 of consumer mortgage loans secured by residential real estate properties.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At December 31, 2016, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,241	$-	$3,241	$-
US Treasury Notes	134,428	134,428	-	-
US Govt SBA	36,314		36,314
Mortgage Backed Securities	273,270	-	273,270	-
Other	1,010	200	310	500
Total Assets Measured at Fair Value On a Recurring Basis	$448,263	$134,628	$313,135	$500

		Fair Value Measurements At December 31, 2015, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$33,251	$-	$33,251	$-
US Treasury Notes	72,884	72,884	-	-
Mortgage Backed Securities	262,493	-	262,493	-
Other	509	199	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$369,137	$73,083	$296,054	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the year ended December 31, 2016, there were no transfers in or out of level 1, 2, or  3.

Available for sale investment securities categorized as Level 3 assets for year ended December 31, 2016 consisted of a $500,000 investment in a limited liability company that purchases SBA loans. There were no gains or losses or transfers in or out of level 3 during the year ended December 31, 2016.

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

		Fair Value Measurements At December 31, 2016, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential 1st Mortgage	$480	$-	$-	$480
Home Equity Lines and Loans	83	-	-	83
Agricultural	497	-	-	497
Commercial	833	-	-	833
Total Impaired Loans	1,893	-	-	1,893
Other Real Estate:
Home Equity Lines and Loans	785	-	-	785
Real Estate Construction	2,960	-	-	2,960
Total Other Real Estate	3,745	-	-	3,745
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,638	$-	$-	$5,638

		Fair Value Measurements At December 31, 2015, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential 1st Mortgage	$329	$-	$-	$329
Home Equity Lines and Loans	125	-	-	125
Agricultural	298	-	-	298
Commercial	752	-	-	752
Consumer	5	-	-	5
Total Impaired Loans	1,509	-	-	1,509
Other Real Estate:
Real Estate Construction	2,441	-	-	2,441
Total Other Real Estate	2,441	-	-	2,441
Total Assets Measured at Fair Value On a Non-Recurring Basis	$3,950	$-	$-	$3,950

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2016:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Residential 1st Mortgages	$480	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	2% -4%, 3%
Home Equity Lines and Loans	$83	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 2%
Agricultural	$286	Income Approach	Capitalization Rate	16% - 16%, 16%
Agricultural	$211	Collateral Approach	Collateral Value	10% -10%, 10%
Commercial	$833	Income Approach	Capitalization Rate	16% - 16%, 16%

Other Real Estate:
Home Equity Lines and Loans	$785	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%
Real Estate Construction	$2,960	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%

19.	Fair Value of Financial Instruments

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
December 31, 2016 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$98,960	$98,960	$-	$-	$98,960

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	3,241	-	3,241	-	3,241
U.S. Govt SBA	36,314	-	36,314	-	36,314
U.S. Treasury Notes	134,428	134,428	-		134,428
Mortgage Backed Securities	273,270	-	273,270	-	273,270
Other	1,010	200	310	500	1,010
Total Investment Securities Available-for-Sale	448,263	134,628	313,135	500	448,263

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	58,109	-	40,415	17,993	58,408
Total Investment Securities Held-to-Maturity	58,109	-	40,415	17,993	58,408

FHLB Stock	8,872	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	656,936	-	-	651,877	651,877
Agricultural Real Estate	458,235	-	-	444,393	444,393
Real Estate Construction	173,239	-	-	172,682	172,682
Residential 1st Mortgages	241,382	-	-	241,174	241,174
Home Equity Lines and Loans	29,485	-	-	30,495	30,495
Agricultural	287,944	-	-	286,074	286,074
Commercial	209,062	-	-	207,215	207,215
Consumer & Other	6,713	-	-	6,706	6,706
Leases	68,135	-	-	67,893	67,893
Unallocated Allowance	(1,449)	-	-	(1,449)	(1,449)
Total Loans & Leases, Net of Deferred Fees & Allowance	2,129,682	-	-	2,107,060	2,107,060
Accrued Interest Receivable	10,047	-	10,047	-	10,047

Liabilities:
Deposits:
Demand	756,236	756,236	-	-	756,236
Interest Bearing Transaction	495,063	495,063	-	-	495,063
Savings and Money Market	760,119	760,119	-	-	760,119
Time	570,293	-	569,183	-	569,183
Total Deposits	2,581,711	2,011,418	569,183	-	2,580,601
Subordinated Debentures	10,310	-	6,578	-	6,578
Accrued Interest Payable	852	-	852	-	852

		Fair Value of Financial Instruments Using
December 31, 2015 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$59,446	$59,446	$-	$-	$59,446

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	33,251	-	33,251	-	33,251
U.S. Treasury Notes	72,884	72,884	-		72,884
Mortgage Backed Securities	262,493	-	262,493	-	262,493
Other	509	199	310	-	509
Total Investment Securities Available-for-Sale	369,137	73,083	296,054	-	369,137

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	61,396	-	44,675	17,713	62,388
Total Investment Securities Held-to-Maturity	61,396	-	44,675	17,713	62,388

FHLB Stock	7,795	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	593,587	-	-	591,271	591,271
Agricultural Real Estate	417,153	-	-	405,295	405,295
Real Estate Construction	149,489	-	-	149,371	149,371
Residential 1st Mortgages	205,616	-	-	207,431	207,431
Home Equity Lines and Loans	30,910	-	-	32,360	32,360
Agricultural	287,658	-	-	285,733	285,733
Commercial	202,968	-	-	201,105	201,105
Consumer & Other	6,417	-	-	6,416	6,416
Leases	62,584	-	-	62,139	62,139
Unallocated Allowance	(1,546)	-	-	(1,546)	(1,546)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,954,836	-	-	1,939,575	1,939,575
Accrued Interest Receivable	9,240	-	9,240	-	9,240

Liabilities:
Deposits:
Demand	711,029	711,029	-	-	711,029
Interest Bearing Transaction	377,594	377,594	-	-	377,594
Savings and Money Market	707,885	707,885	-	-	707,885
Time	481,024	-	480,334	-	480,334
Total Deposits	2,277,532	1,796,508	480,334	-	2,276,842
Subordinated Debentures	10,310	-	6,424	-	6,424
Accrued Interest Payable	513	-	513	-	513

Fair value estimates presented herein are based on pertinent information available to management as of December 31, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

20.	Commitments and Contingencies

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

(in thousands)	December 31, 2016	December 31, 2015
Commitments to Extend Credit	$609,653	$708,122
Letters of Credit	20,444	14,745
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	1,835	2,758

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Outstanding standby letters of credit have maturity dates ranging from 1 to 60 months with final expiration in January 2022. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company is obligated under a number of noncancellable operating leases for premises and equipment used for banking purposes. Minimum future rental commitments under noncancellable operating leases as of December 31, 2016, were $618,000, $557,000, $571,000, $579,000, and $394,000 for the years 2017 through 2021, and $255,000 for the remaining term of the leases.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

The Company may be required to maintain average reserves on deposit with the Federal Reserve Bank primarily based on deposits outstanding. There were no reserve requirements during 2016 or 2015.

21.	Recent Accounting Developments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The new guidance is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The Company is currently evaluating the provisions of this ASU and has created a cross-functional team to begin its implementation efforts of this new guidance. While the Company has not quantified the impact of this ASU, it is evaluating historical loan level data requirements necessary for the implementation of the model, as well as various methodologies for determining expected credit losses.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. This ASU applies to leasing arrangements exceeding a twelve-month term. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective method upon adoption. Early application of the amendments is permitted. The Company is currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on the Company’s consolidated financial statements. While the Company has not quantified the impact to its balance sheet, it does expect the adoption of this ASU will result in a gross-up in its balance sheet as a result of recording a right-of-use asset and a lease liability for these leases.

In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. The Company is currently evaluating the impact the adoption of this update will have on the consolidated financial statements. As a financial institution, the Company’s largest component of revenue, interest income, is excluded from the scope of this ASU. The Company is currently evaluating which, if any, of its sources of non-interest income will be impacted by this ASU.

22.	Parent Company Financial Information

The following financial information is presented as of December 31 for the periods indicated.

Farmers & Merchants Bancorp
Condensed Balance Sheets

(in thousands)	2016	2015
Cash	$228	$308
Investment in Farmers & Merchants Bank of Central California	289,778	261,626
Investment Securities	409	409
Other Assets	184	60
Total Assets	$290,599	$262,403

Subordinated Debentures	$10,310	$10,310
Liabilities	308	258
Shareholders' Equity	279,981	251,835
Total Liabilities and Shareholders' Equity	$290,599	$262,403

Farmers & Merchants Bancorp
Condensed Statements of Income

	Year Ended December 31,
(in thousands)	2016	2015	2014
Equity in Undistributed Earnings in Farmers & Merchants Bank of Central California	$17,043	$17,352	$18,211
Dividends from Subsidiary	14,275	10,875	8,000
Interest Income	11	10	10
Other Expenses, Net	(2,485)	(1,451)	(1,406)
Tax Benefit	879	606	587
Net Income	$29,723	$27,392	$25,402

Farmers & Merchants Bancorp
Condensed Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net Income	$29,723	$27,392	$25,402
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Net Earnings from Subsidiary	(17,043)	(17,352)	(18,211)
Net (Increase) Decrease in Other Assets	(124)	(79)	(114)
Net Increase (Decrease) in Liabilities	49	141	(1)
Net Cash Provided by Operating Activities	12,605	10,102	7,076
Investing Activities:
Payments for Business Acquisition	(2,207)	-	-
Payments for Investments in Subsidiaries	(2,586)	(3,360)	-
Net Cash Used by Investing Activities	(4,793)	(3,360)	-
Financing Activities:
Issuance of Common Stock	2,586	3,360	2,790
Cash Dividends	(10,478)	(10,157)	(9,919)
Net Cash Used by Financing Activities	(7,892)	(6,797)	(7,129)
Decrease in Cash and Cash Equivalents	(80)	(55)	(53)
Cash and Cash Equivalents at Beginning of Year	308	363	416
Cash and Cash Equivalents at End of Year	$228	$308	$363

23.	Subsequent Events

On February 17, 2017, the Company issued 1,375 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $590.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

The Company maintains controls and procedures designed to ensure that all relevant information is recorded and reported in all filings of financial reports. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2016.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding the Named Executive Officers of the Company and/or Bank:

Name and Position(s)	Age	Principal Occupation during the Past Five Years

Kent A. Steinwert Chairman, President & Chief Executive Officer of the Company and Bank	64	Chairman, President & Chief Executive Officer of the Company and Bank.

Deborah E. Skinner Executive Vice President & Chief Administrative Officer of the Bank	54	Executive Vice President & Chief Administrative Officer of the Bank.

Stephen W. Haley Executive Vice President & Chief Financial Officer & Secretary of the Company and Bank	63	Executive Vice President & Chief Financial Officer of the Company and Bank.

Kenneth W. Smith Executive Vice President & Senior Credit Officer of the Company and Bank	57	Executive Vice President & Senior Credit Officer of the Company and Bank.

James P. Daugherty Executive Vice President, Wholesale Banking Division of the Bank	65	Executive Vice President, Wholesale Banking Division of the Bank since November 15, 2013. Senior Vice President, Commercial Credit Administrator of the Bank up to November 14, 2013.

Jay J. Colombini Executive Vice President, Wholesale Banking Division of the Bank	54
Executive Vice President, Wholesale Banking Division of the Bank since November 15, 2013.

Senior Vice President and Manager – Lodi Main Branch from August 1, 2012 through November 14, 2013.

Senior Vice President and Manager – Linden Branch up to July 31, 2012

Ryan J. Misasi Executive Vice President, Retail Banking Division of the Bank	40	Executive Vice President, Retail Banking Division of the Bank since May 29, 2014. Executive Vice President and Chief Retail Officer – Patelco Credit Union from December, 2011 to April, 2014.

Also, see “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders which will be filed with the SEC and which is incorporated herein by reference. During 2016, there were no changes in procedures for the election of directors.

The Company has adopted a Code of Conduct, which complies with the Code of Ethics requirements of the SEC. A copy of the Code of Conduct is posted on the Company’s website. The Company intends to disclose promptly any amendment to, or waiver from any provision of, the Code of Conduct applicable to senior financial officers, and any waiver from any provision of the Code of Conduct applicable to directors, on its website on the About Us page. The Company’s website address is www.fmbonline.com. This website address is for information only and is not intended to be an active link, or to incorporate any website information into this document.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A. The Company does not have any equity compensation plans, which require disclosure under Item 201(d) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements. Incorporated herein by reference, are listed in Item 8 hereof.

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits.

Exhibit Number	Description
2.1
Agreement and Plan of Reorganization dated as of June 8, 2016, by and between Farmers & Merchants Bancorp and Delta National Bancorp and filed on the Registrant’s Current Report on Form 8-K dated June 10, 2016, is incorporated herein by reference.

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

3.2
Amended By-Laws (incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 4, 2016, the Registrant’s Current Report on Form 8-K dated September 19, 2008, Appendix 3 to the Registrant's Definitive Proxy Statement on Schedule 14A for its 2007 Annual Meeting of Stockholders, Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated June 7, 2005, and Exhibit 3(ii) to the Registrant's Current Report on Form 8-K dated April 30, 1999).

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

10.19	Executive Retirement Plan – Equity Component, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
10.20	Senior Management Retention Plan, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
14	Code of Conduct of Farmers & Merchants Bancorp, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
21	Subsidiaries of the Registrant, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp
(Registrant)

	By	/s/ Stephen W. Haley
Dated: March 15, 2017		Stephen W. Haley
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2017.

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