Form 10-Q
period 2017-03-31
FARMERS & MERCHANTS BANCORP
filed 2017-05-09
CIK 1085913

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Number of shares of common stock of the registrant 808,704 outstanding as of April 28, 2017.

5FARMERS & MERCHANTS BANCORP

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands except share data)
	March 31, 2017	December 31, 2016	March 31, 2016
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$42,164	$54,896	$41,659
Interest Bearing Deposits with Banks	122,348	43,964	32,057
Total Cash and Cash Equivalents	164,512	98,860	73,716

Investment Securities:
Available-for-Sale	452,842	448,263	341,771
Held-to-Maturity	57,281	58,109	61,535
Total Investment Securities	510,123	506,372	403,306

Loans & Leases:	2,146,032	2,177,601	1,993,071
Less: Allowance for Credit Losses	48,400	47,919	44,129
Loans & Leases, Net	2,097,632	2,129,682	1,948,942

Premises and Equipment, Net	28,781	29,229	26,344
Bank Owned Life Insurance	58,216	57,761	56,371
Interest Receivable and Other Assets	93,745	100,217	84,319
Total Assets	$2,953,009	$2,922,121	$2,592,998

Liabilities
Deposits:
Demand	$709,908	$756,236	$637,140
Interest Bearing Transaction	503,678	495,063	409,360
Savings and Money Market	804,383	760,119	725,823
Time	589,644	570,293	484,141
Total Deposits	2,607,613	2,581,711	2,256,464

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	46,539	50,119	63,778
Total Liabilities	2,664,462	2,642,140	2,330,552

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 808,704, 807,329 and 792,387
Shares Issued and Outstanding at March 31, 2017, December 31, 2016 and March 31, 2016, Respectively	8	8	8
Additional Paid-In Capital	91,482	90,671	82,004
Retained Earnings	197,134	189,313	177,240
Accumulated Other Comprehensive (Loss) Income	(77)	(11)	3,194
Total Shareholders' Equity	288,547	279,981	262,446
Total Liabilities and Shareholders' Equity	$2,953,009	$2,922,121	$2,592,998

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)
(in thousands except per share data)	Three Months Ended March 31,
	2017	2016
Interest Income
Interest and Fees on Loans & Leases	$24,531	$21,894
Interest on Deposits with Banks	249	46
Interest on Investment Securities:
Taxable	2,012	1,602
Exempt from Federal Tax	450	484
Total Interest Income	27,242	24,026

Interest Expense
Deposits	1,276	828
Borrowed Funds	-	4
Subordinated Debentures	100	88
Total Interest Expense	1,376	920

Net Interest Income	25,866	23,106
Provision for Credit Losses	600	2,600
Net Interest Income After Provision for Credit Losses	25,266	20,506

Non-Interest Income
Service Charges on Deposit Accounts	846	814
Net Gain (Loss) on Sale of Investment Securities	-	(289)
Increase in Cash Surrender Value of Life Insurance	455	474
Debit Card and ATM Fees	910	835
Net Gain on Deferred Compensation Investments	794	291
Other	2,401	596
Total Non-Interest Income	5,406	2,721

Non-Interest Expense
Salaries and Employee Benefits	12,492	11,706
Net Gain on Deferred Compensation Investments	794	291
Occupancy	848	741
Equipment	987	857
Marketing	175	299
FDIC Insurance	228	316
Gain on Sale of ORE	(114)	(5,684)
Other	3,012	3,493
Total Non-Interest Expense	18,422	12,019

Income Before Income Taxes	12,250	11,208
Provision for Income Taxes	4,429	4,036
Net Income	$7,821	$7,172
Basic Earnings Per Common Share	$9.68	$9.06

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended March 31,
	2017	2016
Net Income	$7,821	$7,172

Other Comprehensive Income
Increase in Net Unrealized (Loss) Gain on Available-for-Sale Securities	(114)	4,195
Deferred Tax Benefit (Expense) Related to Unrealized Gains (Losses)	48	(1,764)
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	-	289
Deferred Tax Benefit Related to Reclassification Adjustment	-	(121)
Change in Net Unrealized (Loss) Gain on Available-for-Sale Securities, Net of Tax	(66)	2,599

Total Other Comprehensive (Loss) Income	(66)	2,599

Comprehensive Income	$7,755	$9,771

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
(in thousands except share data)					Accumulated
	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comprehensive (Loss) Income, net	Total Shareholders' Equity
Balance, January 1, 2016	790,787	$8	$81,164	$170,068	$595	$251,835
Net Income		-	-	7,172	-	7,172
Issuance of Common Stock	1,600	-	840	-	-	840
Change in Net Unrealized Gains on Securities Available-for-Sale, net of tax		-	-	-	2,599	2,599
Balance, March 31, 2016	792,387	$8	$82,004	$177,240	$3,194	$262,446

Balance, January 1, 2017	807,329	$8	$90,671	$189,313	$(11)	$279,981
Net Income			-	7,821	-	7,821
Issuance of Common Stock	1,375	-	811	-	-	811
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	(66)	(66)
Balance, March 31, 2017	808,704	$8	$91,482	$197,134	$(77)	$288,547

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016
Operating Activities:
Net Income	$7,821	$7,172
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	600	2,600
Depreciation and Amortization	494	478
Net Amortization of Investment Security Premiums & Discounts	402	370
Amortization of Core Deposit Intangible	27	-
Accretion of Discount on Acquired Loans	(66)	-
Net Loss on Sale of Investment Securities	-	289
Net Gain on Sale of Property & Equipment	(1,108)	-
Net Gain on Sale of Other Real Estate	(114)	(5,684)
Net Change in Operating Assets & Liabilities:
Net Decrease in Interest Receivable and Other Assets	5,378	5,371
Net Decrease in Interest Payable and Other Liabilities	(3,452)	(3,759)
Net Cash Provided by Operating Activities	9,982	6,837
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(79,007)	(118,395)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	73,905	141,589
Purchase of Investment Securities Held-to-Maturity	(210)	(1,012)
Proceeds from Matured or Called Securities Held-to-Maturity	1,023	863
Net Loans & Leases Paid, Originated or Acquired	31,484	3,244
Principal Collected on Loans & Leases Previously Charged Off	32	50
Additions to Premises and Equipment	(1,157)	(247)
Purchase of Other Investments	(128)	(5,131)
Proceeds from Sale of Property & Equipment	2,219	-
Proceeds from Sale of Other Real Estate	1,607	7,540
Net Cash Provided by Investing Activities	29,768	28,501
Financing Activities:
Net Increase (Decrease) in Deposits	25,902	(21,068)
Net Cash Provided by Financing Activities	25,902	(21,068)
Increase in Cash and Cash Equivalents	65,652	14,270
Cash and Cash Equivalents at Beginning of Period	98,860	59,446
Cash and Cash Equivalents at End of Period	$164,512	$73,716
Supplementary Data
Cash Payments Made for Income Taxes	$-	$261
Issuance of Common Stock to the Bank's Non-Qualified Retirement Plans	$811	$840
Interest Paid	$1,346	$962

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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three-month period ended March 31, 2017 may not necessarily be indicative of future operating results.

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

Business Combinations And Related Matters
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the fair value over the purchase price of net assets and other identifiable intangible assets acquired is recorded as bargain purchase gain. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of operations from the date of acquisition. Acquisition-related costs, including conversion charges, are expensed as incurred. The Company applied this guidance to the acquisition of Delta National Bancorp which was consummated on November 18, 2016. The Company's consolidated financial statements reflect the operations of Delta National Bancorp beginning November 19, 2016.

Intangible Assets
Intangible assets are comprised of core deposit intangibles acquired in the Delta National Bancorp acquisition and included in other assets. Intangible assets with definite useful lives are amortized over their respective estimated useful lives. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, management reviews the asset for impairment.

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows
(in thousands):

	Amortized	Gross Unrealized		Fair/Book
March 31, 2017	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,115	$102	$-	$3,217
US Treasury Notes	104,717	2	300	104,419
US Govt SBA	34,947	34	247	34,734
Mortgage Backed Securities (1)	309,187	1,820	1,545	309,462
Other	1,010	-	-	1,010
Total	$452,976	$1,958	$2,092	$452,842

	Amortized	Gross Unrealized		Fair/Book
December 31, 2016	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,127	$114	$-	$3,241
US Treasury Notes	134,755	5	332	134,428
US Govt SBA	36,532	42	260	36,314
Mortgage Backed Securities (1)	272,858	1,725	1,313	273,270
Other	1,010	-	-	1,010
Total	$448,282	$1,886	$1,905	$448,263

	Amortized	Gross Unrealized		Fair/Book
March 31, 2016	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$63,157	$190	$1	$63,346
US Treasury Notes	65,571	217	-	65,788
Mortgage Backed Securities (1)	207,021	5,113	7	212,127
Other	510	-	-	510
Total	$336,259	$5,520	$8	$341,771

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
March 31, 2017	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$57,281	$414	$22	$57,673
Total	$57,281	$414	$22	$57,673

	Book	Gross Unrealized		Fair
December 31, 2016	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$58,109	$339	$40	$58,408
Total	$58,109	$339	$40	$58,408

	Book	Gross Unrealized		Fair
March 31, 2016	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$61,535	$1,357	$-	$62,892
Total	$61,535	$1,357	$-	$62,892

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at March 31, 2017 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
March 31, 2017	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$36,052	$36,053	$1,260	$1,262
After one year through five years	65,667	65,563	9,463	9,488
After five years through ten years	14,304	14,181	14,010	14,100
After ten years	27,766	27,583	32,548	32,823
	143,789	143,380	57,281	57,673

Investment securities not due at a single maturity date:
Mortgage-backed securities	309,187	309,462	-	-

Total	$452,976	$452,842	$57,281	$57,673

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$69,433	$300	$-	$-	$69,433	$300
US Govt SBA	26,412	247	-	-	26,412	247
Mortgage Backed Securities	168,546	1,545	-	-	168,546	1,545
Total	$264,391	$2,092	$-	$-	$264,391	$2,092

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$4,278	$22	$-	$-	$4,278	$22
Total	$4,278	$22	$-	$-	$4,278	$22

	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$99,429	$332	$-	$-	$99,429	$332
US Govt SBA	27,483	260	-	-	27,483	260
Mortgage Backed Securities	123,157	1,313	-	-	123,157	1,313
Total	$250,069	$1,905	$-	$-	$250,069	$1,905

Obligations of States and Political Subdivisions	$7,251	$40	$-	$-	$7,251	$40
Total	$7,251	$40	$-	$-	$7,251	$40

	Less Than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	$39,996	$1	$-	$-	$39,996	$1
Mortgage Backed Securities	1,529	7	-	-	1,529	7
Total	$41,525	$8	$-	$-	$41,525	$8

As of March 31, 2017, the Company held 479 investment securities of which 198 were in a loss position for less than twelve months. No securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At March 31, 2017, no securities of government agency and government sponsored entities were in a loss position for less than 12 months. No securities were in a loss position for 12 months or more. The unrealized losses on the Company's investments in securities of government agency and government sponsored entities were $0 at March 31, 2017, $0 at December 31, 2016 and $1,000, at March 31, 2016. The unrealized loss was caused by interest rate fluctuations. Repayment of these investments is guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017, December 31, 2016, and March 31, 2016.

U.S. Treasury Notes – At March 31, 2017, five U.S. Treasury Note security investments were in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Treasury Notes were $300,000 at March 31, 2017 and $332,000 at December 31, 2016. There were no U.S. Treasury Notes in a loss position at March 31, 2016. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2017 and December 31, 2016.

U.S. Government SBA – At March 31, 2017, 135 U.S. Government SBA security investments were in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Government SBA securities were $247,000 at March 31, 2017 and $260,000 at December 31, 2016. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2017 and December 31, 2016. The Company did not own any U.S. Government SBA securities prior to December 2016.

Mortgage Backed Securities – At March 31, 2017, 47 mortgage backed security investments were in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage backed securities were $1.5 million, $1.3 million, and $7,000 at March 31, 2017, December 31, 2016, and March 31, 2016, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017, December 31, 2016, and March 31, 2016.

Obligations of States and Political Subdivisions - At March 31, 2017, 11 obligations of states and political subdivisions were in a loss position for less than 12 months. None were in a loss position for 12 months or more. As of March 31, 2017, over ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the two percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $22,000, $40,000 and $0 at March 31, 2017, December 31, 2016 and March 31, 2016, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017, December 31, 2016, and March 31, 2016.

Proceeds from sales and calls of securities were as follows:

(in thousands)	Proceeds	Gains	Losses
Three Months Ended March 31, 2017	$-	$-	$-
Three Months Ended March 31, 2016	$102,895	$244	$533

Pledged Securities
As of March 31, 2017, securities carried at $203.8 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $171.9 million at December 31, 2016, and $184.9 million at March 31, 2016.

3. Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

March 31, 2017	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2017	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Charge-Offs	(109)	-	-	-	-	(7)	-	(35)	-	-	(151)
Recoveries	7	-	-	3	2	-	4	16	-	-	32
Provision	657	(57)	(277)	12	(17)	(863)	(40)	17	280	888	600
Ending Balance- March 31, 2017	$11,665	$9,393	$2,946	$880	$2,125	$6,511	$8,479	$198	$3,866	$2,337	$48,400
Ending Balance Individually Evaluated for Impairment	471	-	-	69	17	331	268	6	-	-	1,162
Ending Balance Collectively Evaluated for Impairment	11,194	9,393	2,946	811	2,108	6,180	8,211	192	3,866	2,337	47,238
Loans:
Ending Balance	$676,527	$463,645	$164,791	$249,628	$31,817	$266,010	$209,184	$7,119	$77,311	$-	$2,146,032
Ending Balance Individually Evaluated for Impairment	4,924	975	-	2,069	451	698	1,633	9	-	-	10,759
Ending Balance Collectively Evaluated for Impairment	$671,603	$462,670	$164,791	$247,559	$31,366	$265,312	$207,551	$7,110	$77,311	$-	$2,135,273

December 31, 2016	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2016	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Charge-Offs	-	-	-	(21)	(46)	-	-	(105)	-	-	(172)
Recoveries	2	-	-	26	103	-	47	55	-	-	233
Provision	1,045	2,569	738	71	(63)	1,073	632	75	292	(97)	6,335
Ending Balance- December 31, 2016	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Ending Balance Individually Evaluated for Impairment	-	-	-	70	18	128	608	7	-	-	831
Ending Balance Collectively Evaluated for Impairment	11,110	9,450	3,223	795	2,122	7,253	7,907	193	3,586	1,449	47,088
Loans & Leases:
Ending Balance	$668,046	$467,685	$176,462	$242,247	$31,625	$295,325	$217,577	$6,913	$71,721	$-	$2,177,601
Ending Balance Individually Evaluated for Impairment	1,932	1,304	-	2,126	402	625	4,464	10	-	-	10,863
Ending Balance Collectively Evaluated for Impairment	666,114	466,381	176,462	240,121	31,223	294,700	213,113	6,903	71,721	-	2,166,738

March 31, 2016	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2016	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Charge-Offs	-	-	-	-	(19)	-	-	(25)	-	-	(44)
Recoveries	2	-	-	6	2	-	27	13	-	-	50
Provision	34	2,281	109	1	(65)	(404)	(138)	24	(55)	813	2,600
Ending Balance- March 31, 2016	$10,099	$9,162	$2,594	$796	$2,064	$5,904	$7,725	$187	$3,239	$2,359	$44,129
Ending Balance Individually Evaluated for Impairment	59	-	-	66	65	115	757	26	-	-	1,088
Ending Balance Collectively Evaluated for Impairment	10,040	9,162	2,594	730	1,999	5,789	6,968	161	3,239	2,359	43,041
Loans:
Ending Balance	$611,511	$432,281	$166,455	$212,205	$31,639	$253,655	$213,479	$7,066	$64,780	$-	$1,993,071
Ending Balance Individually Evaluated for Impairment	3,376	163	-	1,944	1,513	605	4,714	30	-	-	12,345
Ending Balance Collectively Evaluated for Impairment	$608,135	$432,118	$166,455	$210,261	$30,126	$253,050	$208,765	$7,036	$64,780	$-	$1,980,726

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $3.4 million at March 31, 2017, $3.3 million at December 31, 2016 and $5.3 million at March 31, 2016, which are no longer classified as TDRs.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

March 31, 2017	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$668,243	$6,768	$1,516	$676,527
Agricultural Real Estate	461,318	1,351	976	463,645
Real Estate Construction	156,426	8,365	-	164,791
Residential 1st Mortgages	249,238	45	345	249,628
Home Equity Lines & Loans	31,752	-	65	31,817
Agricultural	255,390	9,857	763	266,010
Commercial	204,792	3,638	754	209,184
Consumer & Other	6,965	-	154	7,119
Leases	74,817	2,494	-	77,311
Total	$2,108,941	$32,518	$4,573	$2,146,032

December 31, 2016	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$659,694	$6,817	$1,535	$668,046
Agricultural Real Estate	464,997	1,384	1,304	467,685
Real Estate Construction	176,462	-	-	176,462
Residential 1st Mortgages	241,816	47	384	242,247
Home Equity Lines and Loans	31,558	-	67	31,625
Agricultural	283,525	11,366	434	295,325
Commercial	208,172	6,974	2,431	217,577
Consumer & Other	6,705	-	208	6,913
Leases	71,721	-	-	71,721
Total	$2,144,650	$26,588	$6,363	$2,177,601

March 31, 2016	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$602,242	$8,573	$696	$611,511
Agricultural Real Estate	429,785	2,496	-	432,281
Real Estate Construction	164,895	1,560	-	166,455
Residential 1st Mortgages	210,884	410	911	212,205
Home Equity Lines & Loans	30,701	72	866	31,639
Agricultural	252,387	638	630	253,655
Commercial	202,878	7,582	3,019	213,479
Consumer & Other	6,856	-	210	7,066
Leases	60,441	4,339	-	64,780
Total	$1,961,069	$25,670	$6,332	$1,993,071

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at March 31, 2017, December 31, 2016, and March 31, 2016, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated
(in thousands):

March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$676,527	$676,527
Agricultural Real Estate	-	-	-	976	976	462,669	463,645
Real Estate Construction	-	-	-	-	-	164,791	164,791
Residential 1st Mortgages	110	-	-	60	170	249,458	249,628
Home Equity Lines & Loans	-	-	-	64	64	31,753	31,817
Agricultural	-	-	-	315	315	265,695	266,010
Commercial	-	-	-	-	-	209,184	209,184
Consumer & Other	16	-	-	6	22	7,097	7,119
Leases	-	-	-	-	-	77,311	77,311
Total	$126	$-	$-	$1,421	$1,547	$2,144,485	$2,146,032

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$668,046	$668,046
Agricultural Real Estate	-	-	-	1,304	1,304	466,381	467,685
Real Estate Construction	-	-	-	-	-	176,462	176,462
Residential 1st Mortgages	-	-	-	95	95	242,152	242,247
Home Equity Lines and Loans	-	-	-	-	-	31,625	31,625
Agricultural	-	-	-	243	243	295,082	295,325
Commercial	-	-	-	1,425	1,425	216,152	217,577
Consumer & Other	10	-	-	7	17	6,896	6,913
Leases	-	-	-	-	-	71,721	71,721
Total	$10	$-	$-	$3,074	$3,084	$2,174,517	$2,177,601

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$696	$-	$-	$-	$696	$610,815	$611,511
Agricultural Real Estate	-	-	-	163	163	432,118	432,281
Real Estate Construction	-	-	-	-	-	166,455	166,455
Residential 1st Mortgages	-	-	-	62	62	212,143	212,205
Home Equity Lines & Loans	-	-	-	564	564	31,075	31,639
Agricultural	-	-	-	-	-	253,655	253,655
Commercial	-	-	-	1,499	1,499	211,980	213,479
Consumer & Other	5	-	-	9	14	7,052	7,066
Leases	-	-	-	-	-	64,780	64,780
Total	$701	$-	$-	$2,297	$2,998	$1,990,073	$1,993,071

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$110	$110	$-	$147	$4
Agricultural Real Estate	976	983	-	1,141	-
Residential 1st Mortgages	413	467	-	432	-
Home Equity Lines & Loans	64	65	-	32	-
Agricultural	60	66	-	30	-
Commercial	-	-	-	1,512	-
	$1,623	$1,691	$-	$3,294	$4
With an allowance recorded:
Commercial Real Estate	$3,024	$3,010	$471	$1,512	$30
Residential 1st Mortgages	426	466	20	428	5
Home Equity Lines & Loans	89	95	4	90	1
Agricultural	638	639	331	632	8
Commercial	1,641	1,633	268	1,541	16
Consumer & Other	6	12	6	6	-
	$5,824	$5,855	$1,100	$4,209	$60
Total	$7,447	$7,546	$1,100	$7,503	$64

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$184	$184	$-	$354	$7
Residential 1st Mortgages	451	504	-	404	10
Home Equity Lines and Loans	-	-	-	181	-
Agricultural	-	-	-	144	5
Commercial	3,023	3,023	-	3,053	133
	$4,963	$5,016	$-	$4,705	$158
With an allowance recorded:
Residential 1st Mortgages	$430	$469	$21	$336	$13
Home Equity Lines and Loans	90	97	5	123	4
Agricultural	625	625	128	581	22
Commercial	1,441	1,640	608	1,536	8
Consumer & Other	6	13	6	12	-
	$2,592	$2,844	$768	$2,588	$47
Total	$7,555	$7,860	$768	$7,293	$205

March 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$80	$80	$-	$91	$2
Residential 1st Mortgages	329	371	-	440	2
Home Equity Lines & Loans	725	796	-	653	-
Agricultural	193	193	-	193	-
Commercial	3,083	3,083	-	3,093	33
	$4,573	$4,686	$-	$4,552	$40
With an allowance recorded:
Residential 1st Mortgages	$242	$282	$12	$295	$3
Home Equity Lines & Loans	218	231	35	176	1
Agricultural	413	413	115	413	6
Commercial	1,631	1,789	757	1,644	6
Consumer & Other	26	31	26	30	-
	$2,530	$2,746	$945	$2,558	$16
Total	$7,103	$7,432	$945	$7,110	$56

Total recorded investment shown in the prior tables will not equal the total ending balance of loans & leases individually evaluated for impairment on the allocation of allowance tables. This is because the calculation of recorded investment takes into account charge-offs, net unamortized loan & lease fees & costs, unamortized premium or discount, and accrued interest. This table also excludes impaired loans that were previously modified in a troubled debt restructuring, are currently performing and are no longer classified as TDRs.

At March 31, 2017, the Company allocated $844,000 of specific reserves to $6.0 million of troubled debt restructured loans & leases, all of which were performing. The Company had no commitments at March 31, 2017 to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the three-month period ending March 31, 2017, there were no loans & leases modified as a troubled debt restructuring. When a loan is restructured, the modification of the terms can include one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

During the three months ended March 31, 2017, the twelve months ended December 31, 2016, and the three months ended March 31, 2016, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

At December 31, 2016, the Company allocated $736,000 of specific reserves to $5.9 million of troubled debt restructured loans, of which $4.5 million were performing. The Company had no commitments at December 31, 2016, to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

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

At March 31, 2017, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At March 31, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,217	$-	$3,217	$-
US Treasury Notes	104,419	104,419	-	-
US Govt SBA	34,734	-	34,734	-
Mortgage Backed Securities	309,462	-	309,462	-
Other	1,010	200	310	500
Total Assets Measured at Fair Value On a Recurring Basis	$452,842	$104,619	$347,723	$500

		Fair Value Measurements At December 31, 2016, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,241	$-	$3,241	$-
US Treasury Notes	134,428	134,428	-	-
US Govt SBA	36,314	-	36,314	-
Mortgage Backed Securities	273,270	-	273,270	-
Other	1,010	200	310	500
Total Assets Measured at Fair Value On a Recurring Basis	$448,263	$134,628	$313,135	$500

		Fair Value Measurements
		At March 31, 2016, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$63,346	$-	$63,346	$-
US Treasury Notes	65,788	65,788	-	-
Mortgage Backed Securities	212,127	-	212,127	-
Other	510	200	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$341,771	$65,988	$275,783	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the quarters ended March 31, 2017 and 2016, there were no transfers in or out of Level 1, 2, or 3.

Available for sale investment securities categorized as Level 3 assets for the period ended March 31, 2017 and December 31, 2016, consisted of a $500,000 investment in a limited liability company that purchases SBA loans. There were no gains or losses or transfers in or out of level 3 during the periods ended March 31, 2017 and December 31, 2016.

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

		Fair Value Measurements At March 31, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$2,539	$-	$-	$2,539
Residential 1st Mortgage	389	-	-	389
Home Equity Lines and Loans	82	-	-	82
Agricultural	367	-	-	367
Commercial	1,365	-	-	1,365
Total Impaired Loans	4,742	-	-	4,742
Other Real Estate
Home Equity Lines and Loans	685	-	-	685
Real Estate Construction	1,467	-	-	1,467
Total Other Real Estate	2,152	-	-	2,152
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,894	$-	$-	$6,894

		Fair Value Measurements At December 31, 2016, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential 1st Mortgage	$480	$-	$-	$480
Home Equity Lines and Loans	83	-	-	83
Agricultural	497	-	-	497
Commercial	833	-	-	833
Total Impaired Loans	1,893	-	-	1,893
Other Real Estate:
Home Equity Lines and Loans	785	-	-	785
Real Estate Construction	2,960	-	-	2,960
Total Other Real Estate	3,745	-	-	3,745
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,638	$-	$-	$5,638

		Fair Value Measurements At March 31, 2016, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgage	$229	$-	$-	$229
Home Equity Lines and Loans	365	-	-	365
Agricultural	298	-	-	298
Commercial	874	-	-	874
Total Impaired Loans	1,766	-	-	1,766
Other Real Estate
Real Estate Construction	585	-	-	585
Total Other Real Estate	585	-	-	585
Total Assets Measured at Fair Value On a Non-Recurring Basis	$2,351	$-	$-	$2,351

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2017:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Commercial Real Estate	$2,539	Income Approach	Capitalization Rate	3.25% - 3.25%, 3.25%
Residential 1st Mortgage	$389	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	2% -4%, 3%
Home Equity Lines and Loans	$82	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1%
Agricultural	$307	Income Approach	Capitalization Rate	6.25% - 6.25%, 6.25%
Agricultural	$60	Collateral Approach	Collateral Value	10% - 10%, 10%
Commercial	$1,365	Income Approach	Capitalization Rate	3.25% - 3.25%, 3.25%

Other Real Estate
Home Equity Lines and Loans	$685	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%
Real Estate Construction	$1,467	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
March 31, 2017 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$164,512	$164,512	$-	$-	$164,512

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	3,217	-	3,217	-	3,217
U.S. Govt SBA	34,734	-	34,734	-	34,734
U.S. Treasury Notes	104,419	104,419	-	-	104,419
Mortgage Backed Securities	309,462	-	309,462	-	309,462
Other	1,010	200	310	500	1,010
Total Investment Securities Available-for-Sale	452,842	104,619	347,723	500	452,842

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	57,281	-	39,991	17,682	57,673
Total Investment Securities Held-to-Maturity	57,281	-	39,991	17,682	57,673

FHLB Stock	8,872	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	664,862	-	-	659,332	659,332
Agricultural Real Estate	454,252	-	-	441,295	441,295
Real Estate Construction	161,845	-	-	161,377	161,377
Residential 1st Mortgages	248,748	-	-	248,733	248,733
Home Equity Lines and Loans	29,692	-	-	30,586	30,586
Agricultural	259,499	-	-	257,909	257,909
Commercial	200,705	-	-	198,873	198,873
Consumer & Other	6,921	-	-	6,891	6,891
Leases	73,445	-	-	73,589	73,589
Unallocated Allowance	(2,337)	-	-	(2,337)	(2,337)
Total Loans & Leases, Net of Deferred Fees & Allowance	2,097,632	-	-	2,076,248	2,076,248
Accrued Interest Receivable	7,962	-	7,962	-	7,962

Liabilities:
Deposits:
Demand	709,908	709,908	-	-	709,908
Interest Bearing Transaction	503,678	503,678	-	-	503,678
Savings and Money Market	804,383	804,383	-	-	804,383
Time	589,644	-	587,811	-	587,811
Total Deposits	2,607,613	2,017,969	587,811	-	2,605,780
Subordinated Debentures	10,310	-	6,581	-	6,581
Accrued Interest Payable	882	-	882	-	882

		Fair Value of Financial Instruments Using
December 31, 2016 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$98,960	$98,960	$-	$-	$98,960

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	3,241	-	3,241	-	3,241
U.S. Govt SBA	36,314	-	36,314	-	36,314
U.S. Treasury Notes	134,428	134,428	-	-	134,428
Mortgage Backed Securities	273,270	-	273,270	-	273,270
Other	1,010	200	310	500	1,010
Total Investment Securities Available-for-Sale	448,263	134,628	313,135	500	448,263

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	58,109	-	40,415	17,993	58,408
Total Investment Securities Held-to-Maturity	58,109	-	40,415	17,993	58,408

FHLB Stock	8,872	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	656,936	-	-	651,877	651,877
Agricultural Real Estate	458,235	-	-	444,393	444,393
Real Estate Construction	173,239	-	-	172,682	172,682
Residential 1st Mortgages	241,382	-	-	241,174	241,174
Home Equity Lines and Loans	29,485	-	-	30,495	30,495
Agricultural	287,944	-	-	286,074	286,074
Commercial	209,062	-	-	207,215	207,215
Consumer & Other	6,713	-	-	6,706	6,706
Leases	68,135	-	-	67,893	67,893
Unallocated Allowance	(1,449)	-	-	(1,449)	(1,449)
Total Loans & Leases, Net of Deferred Fees & Allowance	2,129,682	-	-	2,107,060	2,107,060
Accrued Interest Receivable	10,047	-	10,047	-	10,047

Liabilities:
Deposits:
Demand	756,236	756,236	-	-	756,236
Interest Bearing Transaction	495,063	495,063	-	-	495,063
Savings and Money Market	760,119	760,119	-	-	760,119
Time	570,293	-	569,183	-	569,183
Total Deposits	2,581,711	2,011,418	569,183	-	2,580,601
Subordinated Debentures	10,310	-	6,578	-	6,578
Accrued Interest Payable	852	-	852	-	852

		Fair Value of Financial Instruments Using
March 31, 2016 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$73,716	$73,716	$-	$-	$73,716

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	63,346	-	63,346	-	63,346
US Treasury Notes	65,788	65,788	-	-	65,788
Mortgage Backed Securities	212,127		212,127	-	212,127
Other	510	200	310	-	510
Total Investment Securities Available-for-Sale	341,771	65,988	275,783	-	341,771

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	61,535	-	50,436	12,456	62,892
Total Investment Securities Held-to-Maturity	61,535	-	50,436	12,456	62,892

FHLB Stock	7,795	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	601,412	-	-	604,707	604,707
Agricultural Real Estate	423,119	-	-	414,223	414,223
Real Estate Construction	163,861	-	-	163,917	163,917
Residential 1st Mortgages	211,409	-	-	214,885	214,885
Home Equity Lines and Loans	29,575	-	-	30,806	30,806
Agricultural	247,751	-	-	246,626	246,626
Commercial	205,754	-	-	204,828	204,828
Consumer & Other	6,879	-	-	6,938	6,938
Leases	61,541	-	-	62,459	62,459
Unallocated Allowance	(2,359)	-	-	(2,359)	(2,359)
Total Loans & Leases, Net of Deferred Fees & Allowance	1,948,942	-	-	1,947,030	1,947,030
Accrued Interest Receivable	8,118	-	8,118	-	8,118

Liabilities:
Deposits:
Demand	637,140	637,140	-	-	637,140
Interest Bearing Transaction	409,360	409,361	-	-	409,361
Savings and Money Market	725,823	725,822	-	-	725,822
Time	484,141	-	483,789	-	483,789
Total Deposits	2,256,464	1,772,323	483,789	-	2,256,112
Subordinated Debentures	10,310	-	6,437	-	6,437
Accrued Interest Payable	471	-	471	-	471

Fair value estimates presented herein are based on pertinent information available to management as of March 31, 2017, December 31, 2016, and March 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

6. Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. No cash dividends were declared during the first quarter of 2017 or 2016.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has no securities or other contracts, such as stock options, that could require the issuance of common stock.   Accordingly, diluted earnings per share are not presented. The following table calculates the basic earnings per common share for the three months ended March 31, 2017 and 2016.

(net income in thousands)	2017	2016
Net Income	$7,821	$7,172
Weighted Average Number of Common Shares Outstanding	807,986	791,895
Basic Earnings Per Common Share Amount	$9.68	$9.06

7. Recent Accounting Pronouncements

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2017. This analysis should be read in conjunction with our 2016 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include the following: (1) economic conditions in the Central Valley of California; (2) significant changes in interest rates and loan prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (8) water management issues in California and the resulting impact on the Company’s agricultural customers; (9) expansion into new geographic markets and new lines of business; and (10) other factors discussed in Item 1A. Risk Factors located in the Company’s 2016 Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Introduction

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. Banking services are provided in twenty-four locations in the Company's service area. The service area includes Sacramento, San Joaquin, Stanislaus, Merced and Contra Costa Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock, Hilmar, Merced, Manteca, Riverbank, Walnut Creek and Concord.

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

The State of California experienced drought conditions from 2013 through most of 2016.  Although significant levels of rain and snow in late 2016 and early 2017 have alleviated drought conditions in many areas of California, including the Company’s primary service area, the long-term risks associated with the availability of water continue to exist.

For the three months ended March 31, 2017, Farmers & Merchants Bancorp reported net income of $7,821,000, earnings per share of $9.68 and return on average assets of 1.07%. Return on average shareholders’ equity was 11.00% for the three months ended March 31, 2017.

For the three months ended March 31, 2016, Farmers & Merchants Bancorp reported net income of $7,172,000, earnings per share of $9.06 and return on average assets of 1.11%. Return on average shareholders’ equity was 11.11% for the three months ended March 31, 2016.

The following is a summary of the financial results for the three-month period ended March 31, 2017 compared to March 31, 2016.

•	Net income increased 9.0% to $7,821,000 from $7,172,000.

•	Earnings per share increased 6.8% to $9.68 from $9.06.

•	Total assets increased 13.9% to $3.0 billion from $2.6 billion.

•	Total loans & leases increased 7.7% to $2.1 billion from $2.0 billion.

•	Total deposits increased 15.6% to $2.6 billion from $2.3 billion.

The primary reasons for the Company’s $1.0 million or 9.3% increase in pre-tax income in the first quarter of 2017 as compared to the same period of 2016 were:

•	A $2.76 million increase in net interest income primarily related to the growth in earning assets.
•	A $1.11 million increase in the gain on sale of fixed assets related to the disposition of one of the Company’s properties.
•	A $2.00 million decrease in the provision for credit losses
•	A $289,000 change in gain on sale of investment securities.

These positive impacts were partially offset by:

•	A $5.57 million increase in non-interest expense primarily related to a non-recurring gain on sale of ORE that took place in the first quarter of the prior year (2016).

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ended March 31, 2017 and 2016.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
Assets	Balance	Interest	Annualized Yield/Rate	Balance	Interest	Annualized Yield/Rate
Interest Bearing Deposits With Banks	$125,340	$249	0.80%	$36,953	$46	0.50%
Investment Securities
U.S. Treasuries	83,412	217	1.04%	32,160	72	0.90%
U.S. Govt SBA	35,869	125	1.39%	-	-	0.00%
Government Agency & Government-Sponsored Entities	3,122	22	2.82%	33,946	105	1.24%
Obligations of States and Political Subdivisions - Non-Taxable	57,835	690	4.77%	61,422	743	4.84%
Mortgage Backed Securities	288,545	1,643	2.28%	254,732	1,422	2.23%
Other	1,010	5	1.98%	510	3	2.35%
Total Investment Securities	469,793	2,702	2.30%	382,770	2,345	2.45%

Loans & Leases
Real Estate	1,562,054	17,931	4.62%	1,410,915	15,966	4.55%
Home Equity Line & Loans	31,694	382	4.85%	32,309	389	4.84%
Agricultural	267,705	2,891	4.34%	259,903	2,614	4.05%
Commercial	214,517	2,460	4.61%	216,461	2,157	4.01%
Consumer	5,326	68	5.14%	4,893	78	6.41%
Other	1,678	9	2.16%	1,968	11	2.25%
Leases	71,908	790	4.42%	65,687	679	4.16%
Total Loans & Leases	2,154,882	24,531	4.58%	1,992,136	21,894	4.42%
Total Earning Assets	2,750,015	$27,482	4.02%	2,411,859	$24,285	4.05%

Unrealized (Loss) Gain on Securities Available-for-Sale	(359)			4,039
Allowance for Credit Losses	(48,061)			(41,605)
Cash and Due From Banks	46,491			41,036
All Other Assets	184,203			168,357
Total Assets	$2,932,289			$2,583,686

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Transaction	$495,564	$181	0.15%	$392,519	$108	0.11%
Savings and Money Market	802,634	308	0.15%	737,862	280	0.15%
Time Deposits	579,931	787	0.55%	482,856	440	0.37%
Total Interest Bearing Deposits	1,878,129	1,276	0.27%	1,613,237	828	0.21%
Federal Home Loan Bank Advances	4	-	0.00%	3,426	4	0.47%
Subordinated Debentures	10,310	100	3.90%	10,310	88	3.43%
Total Interest Bearing Liabilities	1,888,443	$1,376	0.29%	1,626,973	$920	0.23%
Interest Rate Spread			3.73%			3.82%
Demand Deposits (Non-Interest Bearing)	712,732			651,313
All Other Liabilities	46,613			47,295
Total Liabilities	2,647,788			2,325,581

Shareholders' Equity	284,501			258,105
Total Liabilities & Shareholders' Equity	$2,932,289			$2,583,686
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.09%			0.07%
Net Interest Income and Margin on Total Earning Assets		26,106	3.82%		23,365	3.90%
Tax Equivalent Adjustment		(240)			(259)
Net Interest Income		$25,866	3.78%		$23,106	3.85%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan & lease interest income includes fee income and unearned discount in the amount of $1.3 million and $1.0 million for the quarters ended March 31, 2017 and 2016, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)	Three Months Ended Mar. 31, 2017 compared to Mar. 31, 2016
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits With Banks	$162	41	$203
Investment Securities
U.S. Treasuries	131	14	145
U.S. Govt SBA	125	-	125
Government Agency & Government-Sponsored Entities	(146)	63	(83)
Obligations of States and Political Subdivisions - Non-Taxable	(43)	(10)	(53)
Mortgage Backed Securities	193	28	221
Other	2	-	2
Total Investment Securities	262	95	357

Loans & Leases
Real Estate	1,733	232	1,965
Home Equity Line & Loans	(7)	-	(7)
Agricultural	80	197	277
Commercial	(19)	322	303
Consumer	7	(17)	(10)
Other	(2)	-	(2)
Leases	67	44	111
Total Loans & Leases	1,859	778	2,637
Total Earning Assets	2,283	914	3,197

Interest Bearing Liabilities
Interest Bearing Deposits
Transaction	33	40	73
Savings and Money Market	25	3	28
Time Deposits	101	246	347
Total Interest Bearing Deposits	159	289	448
Other Borrowed Funds	(2)	(2)	(4)
Subordinated Debentures	-	12	12
Total Interest Bearing Liabilities	157	299	456
Total Change	$2,126	$615	$2,741

Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change." The above figures have been rounded to the nearest whole number.

Net interest income increased $2.8 million or 11.9% to $25.9 million during the first quarter of 2017 compared to $23.1 million for the first quarter of 2016. On a fully tax equivalent basis, net interest income increased 11.7% and totaled $26.1 million at March 31, 2017, compared to $23.4 million at March 31, 2016. As more fully discussed below, the increase in net interest income was primarily due to a $338.2 million increase in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended March 31, 2017, the Company’s net interest margin was 3.82% compared to 3.90% for the quarter ended March 31, 2016. This decrease in net interest margin was due to an increase in funding costs combined with a small decrease in earning asset yields as a result of a decline in loans and leases as a percentage of total earning assets.

Average loans & leases totaled $2.2 billion for the quarter ended March 31, 2017; an increase of $162.7 million compared to the average balance for the quarter ended March 31, 2016. Loans & leases decreased from 82.6% of average earning assets at March 31, 2016 to 78.4% at March 31, 2017. The annualized yield on the Company’s loan portfolio increased to 4.58% for the quarter ended March 31, 2017, compared to 4.42% for the quarter ended March 31, 2016. This increase in yield was primarily due to an increase in market interest rates. Overall, the increase in loan & lease balances and the increase in yields resulted in interest revenue from loans & leases increasing 12.0% to $24.5 million for quarter ended March 31, 2017. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans or leases, the yield earned on investments is generally less than that of loans & leases. Average investment securities totaled $469.8 million for the quarter ended March 31, 2017; an increase of $87.0 million compared to the average balance for the quarter ended March 31, 2016. Tax equivalent interest income on securities increased $357,000 to $2.7 million for the quarter ended March 31, 2017, compared to $2.3 million for the quarter ended March 31, 2016. The average investment portfolio yield, on a tax equivalent (TE) basis, was 2.30% for the quarter ended March 31, 2017, compared to 2.45% for the quarter ended March 31, 2016. This overall decrease in yield was caused primarily by an increase in the mix of lower yielding short-term U.S. Treasury securities and floating rate U.S. Government SBA securities as a percentage of total securities. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2017. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which increased to 0.75% in December 2016. Average interest bearing deposits with banks for the quarter ended March 31, 2017, was $125.3 million, an increase of $88.4 million compared to the average balance for the quarter ended March 31, 2016. Interest income on interest bearing deposits with banks for the quarter ended March 31, 2017, increased $203,000 to $249,000 compared to the quarter ended March 31, 2016.

Average interest-bearing liabilities increased $261.5 million or 16.1% during the first quarter of 2017. Of that increase: (1) interest-bearing transaction deposits increased $103.0 million; (2) savings and money market deposits increased $64.8 million; (3) time deposits increased $97.1 million; (4) FHLB advances decreased $3.4 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $1.3 million for the first quarter of 2017 as compared to $828,000 million for the first quarter of 2016. The average rate paid on interest-bearing deposits was 0.27% for the first quarter of 2017 compared to 0.21% for the first quarter of 2016.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has improved throughout most of the Central Valley, it remains fragile with housing prices that for the most part remain below peak levels and unemployment rates that remain above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of March 31, 2017, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The State of California experienced drought conditions from 2013 through most of 2016.  Although significant levels of rain and snow in late 2016 and early 2017 have alleviated drought conditions in many areas of California, including the Company’s primary service area, the long-term risks associated with the availability of water continue to exist.

The Company made a $600,000 provision for credit losses during the first quarter of 2017 compared to $2.6 million during the first quarter of 2016. Net charge-offs during the first quarter of 2017 were $119,000 compared to net recoveries of $6,000 in the first quarter of 2016. See “Overview – Looking Forward: 2017 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2016 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of March 31, 2017, was adequate.

	Three Months Ended March 31,
Allowance for Credit Losses (in thousands)	2017	2016
Balance at Beginning of Period	$47,919	$41,523
Loans or Leases Charged Off	(151)	(44)
Recoveries of Loans or Leases Previously Charged Off	32	50
Provision Charged to Expense	600	2,600
Balance at End of Period	$48,400	$44,129

The table below breaks out current quarter activity by portfolio segment (in thousands):

March 31, 2017	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2017	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Charge-Offs	(109)	-	-	-	-	(7)	-	(35)	-	-	(151)
Recoveries	7	-	-	3	2	-	4	16	-	-	32
Provision	657	(57)	(277)	12	(17)	(863)	(40)	17	280	888	600
Ending Balance- March 31, 2017	$11,665	$9,393	$2,946	$880	$2,125	$6,511	$8,479	$198	$3,866	$2,337	$48,400

The Allowance for Credit Losses at March 31, 2017 increased $481,000 from December 31, 2016. The allowance allocated to the following portfolio segments changed materially during the quarter:

•
Commercial Real Estate allowance balances increased $555,000 due to: (1) our assessment of the potential impact of rising interest rates on real estate prices in general; and (2) the reclassification of an impaired loan from Commercial to Commercial Real Estate when the borrower pledged conforming commercial real estate collateral to secure the obligation.

•	Agricultural allowance balances decreased $870,000 due to normal seasonal paydowns in our agricultural customers’ loan balances which are typically at their lowest levels at March 31st.

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

Overall, non-interest income increased $2.7 million or 98.7% for the three months ended March 31, 2017, compared to the same period of 2016. This increase was primarily due to: (1) a $289,000 change in the net gain on the sale of investment securities from a $289,000 loss in Q1 2016; (2) a $503,000 increase in the net gain on deferred compensation investments; and (3) a $1.1 million increase in the gain on sale of fixed assets related to the disposition of one of the Company’s properties; (4) $453,000 in non-recurring fees from certain loan customers; and (5) a $131,000 increase in FHLB dividends.

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

Overall, non-interest expense increased $6.4 million or 53.3% for the three months ended March 31, 2017, compared to the same period in 2016. This increase was primarily comprised of: (1) a $5.7 million gain on the sale of ORE property that took place in the prior (2016) and was recorded as a reduction to non-interest expense; (2) a $503,000 increase in the net gain on deferred compensation investments; (3) a $786,000 increase in salaries and employee benefits primarily related to increased contributions to retirement and profit sharing plans. These increases were partially offset by a $481,000 decrease in legal, consulting and other professional services related to the Delta Bancorp acquisition that took place in 2016.

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

Income Taxes
The provision for income taxes increased 9.7% to $4.4 million for the first quarter of 2017 compared to the first quarter of 2016. The effective tax rate for the first quarter of 2017 was 36.2% compared to 36.0% for the first quarter of 2016. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the statutory rate of 42% due primarily to benefits regarding the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at March 31, 2017, as compared to December 31, 2016 and to March 31, 2016. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at March 31, 2017 was $510.1 million compared to $506.4 million at the end of 2016, an increase of $3.8 million or 0.7%. At March 31, 2016, the investment portfolio totaled $403.3 million. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company currently invests most of its available funds in either shorter term U.S. Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities.  As part of the acquisition of Delta National Bancorp that took place in November, 2016, the Company now owns $36.3 million of floating rate U.S. Government SBA securities.

The Company's total investment portfolio currently represents 17.3% of the Company’s total assets as compared to 17.3% at December 31, 2016, and 15.6% at March 31, 2016.

As of March 31, 2017 the Company held $57.3 million of municipal investments, of which $39.6 million were bank-qualified municipal bonds, all classified as HTM. In order to comply with Section 939A of the Dodd-Frank Act, the Company: (1) only invests in bonds rated AA or better; and (2) performs its own credit analysis on new purchases of municipal bonds. As of March 31, 2017, ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately two percent ($419,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $122.3 million at March 31, 2017, $43.9 million at December 31, 2016 and $32.1 million at March 31, 2016.

The Company classifies its investments as HTM, trading, or AFS. Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of March 31, 2017, December 31, 2016 and March 31, 2016, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Overall, the Company's loan & lease portfolio at March 31, 2017 totaled $2.1 billion, an increase of $153.0 million or 7.7% over March 31, 2016. This increase has occurred as a result of: (1) the Company’s intensified business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek and Concord. No assurances can be made that this growth in the loan & lease portfolio will continue.

Loans & leases at March 31, 2017 decreased $31.6 million from $2.1 billion at December 31, 2016. This small overall decrease was a result of $33.4 million in normal seasonal pay downs of loans made to the Company’s agricultural customers offset by growth in other portfolio segments.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	March 31, 2017		December 31, 2016		March 31, 2016
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$682,687	31.7%	$674,445	30.9%	$617,148	30.9%
Agricultural Real Estate	463,645	21.6%	467,685	21.4%	432,281	21.6%
Real Estate Construction	164,791	7.7%	176,462	8.1%	166,455	8.3%
Residential 1st Mortgages	249,628	11.6%	242,247	11.1%	212,205	10.6%
Home Equity Lines and Loans	31,817	1.5%	31,625	1.4%	31,639	1.6%
Agricultural	266,010	12.4%	295,325	13.5%	253,655	12.7%
Commercial	209,184	9.7%	217,577	10.0%	213,479	10.7%
Consumer & Other	7,119	0.3%	6,913	0.3%	7,066	0.4%
Leases	76,591	3.5%	70,986	3.3%	63,979	3.2%
Total Gross Loans & Leases	2,151,472	100.0%	2,183,265	100.0%	1,997,907	100.0%
Less: Unearned Income	5,440		5,664		4,836
Subtotal	2,146,032		2,177,601		1,993,071
Less: Allowance for Credit Losses	48,400		47,919		44,129
Net Loans & Leases	$2,097,632		$2,129,682		$1,948,942

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of March 31, 2017, classified loans totaled $4.6 million compared to $6.4 million at December 31, 2016 and $6.3 million at March 31, 2016.

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

Non-Accrual Loans & leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of March 31, 2017 non-accrual loans & leases totaled $1.4 million. At December 31, 2016 and March 31, 2016, non-accrual loans & leases totaled $3.1 million and $2.3 million, respectively.

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

As of March 31, 2017, restructured loans & leases on accrual totaled $5.9 million as compared to $6.0 million at December 31, 2016. Restructured loans on accrual at March 31, 2016 were $4.8 million.

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

Non-Performing Assets
(in thousands)	March 31, 2017	Dec. 31, 2016	March 31, 2016
Non-Performing Loans & Leases	$1,421	$3,074	$2,297
Other Real Estate	2,152	3,745	585
Total Non-Performing Assets	$3,573	$6,819	$2,882

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.07%	0.14%	0.11%
Restructured Loans & Leases (Performing)	$5,984	$4,462	$4,799

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $261,000, $631,000, and $661,000 have been established for non-performing loans & leases at March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

Foregone interest income on non-accrual loans & leases which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $24,000 for the three months ended March 31, 2017, $127,000 for the year ended December 31, 2016, and $27,000 for the three months ended March 31, 2016.

The Company reported $2.2 million of ORE at March 31, 2017, $3.7 million at December 31, 2016, and $585,000 at March 31, 2016.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of March 31, 2017, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

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

•
The State of California experienced drought conditions from 2013 through most of 2016.  Although significant levels of rain and snow in late 2016 and early 2017 have alleviated drought conditions in many areas of California, including the Company’s primary service area, the long-term risks associated with the availability of water continue to exist.

•
The agricultural industry is facing challenges associated with: (1) weakness in export markets due to a stronger dollar and proposed changes in trade policies; (2) tight labor markets and higher wages due to legislative changes at the state and federal levels; and (3) proposed changes in immigration policy and the resulting impact on the labor pool.

See “Part I, Item 1A. Risk Factors” in the Company’s 2016 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base, and subsequently deposits, is a significant element in the performance of the Company.

The Company's deposit balances at March 31, 2017 have increased $351.1 million or 15.6% compared to March 31, 2016. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; (2) the Company’s expansion of its service area into Walnut Creek and Concord; and (3) $103.7 million in deposits from the acquisition of Delta National Bank. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 15.6% since March 31, 2016, importantly, low cost transaction accounts continue to grow at a strong pace as well:

•	Demand and interest-bearing transaction accounts increased $167.1 million or 16.0% since March 31, 2016.

•	Savings and money market accounts have increased $78.6 million or 10.8% since March 31, 2016.

•	Time deposit accounts have increased $105.5 million or 21.8% since March 31, 2016.

The Company's deposit balances at March 31, 2017 have increased $25.9 million or 1.0% compared to December 31, 2016. Savings and money market deposits increased 5.8% or $44.3 million while demand and interest-bearing transaction accounts decreased by $37.7 million or 3.0% and time deposit accounts increased by $19.4 million or 3.4%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at March 31, 2017, December 31, 2016, or March 31, 2016. There were no Federal Funds purchased or advances from the FRB at March 31, 2017, December 31, 2016 or March 31, 2016.

As of March 31, 2017 the Company has additional borrowing capacity of $424.8 million with the Federal Home Loan Bank and $353 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 14 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2016 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Capital”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 4.00% as of March 31, 2017, 3.84% at December 31, 2016 and 3.49% at March 31, 2016. The average rate paid for these securities for the first quarter of 2017 was 3.90% and 3.43% for the first quarter of 2016. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $288.5 million at March 31, 2017, $280.0 million at December 31, 2016, and $262.4 million at March 31, 2016.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017
Total Capital Ratio	$328,235	13.26%	$198,006	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$287,302	11.61%	$111,378	4.5%	N/A	N/A
Tier 1 Capital Ratio	$297,078	12.00%	$148,505	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$297,078	10.13%	$117,275	4.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017
Total Capital Ratio	$328,280	13.26%	$197,993	8.0%	$247,491	10.0%
Common Equity Tier 1 Capital Ratio	$297,125	12.01%	$111,371	4.5%	$160,869	6.5%
Tier 1 Capital Ratio	$297,125	12.01%	$148,495	6.0%	$197,993	8.0%
Tier 1 Leverage Ratio	$297,125	10.14%	$117,244	4.0%	$146,555	5.0%

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

In 1998, the Board approved the Company’s first common stock repurchase program. This program has been extended and expanded several times since then, and most recently, on August 11, 2015, the Board of Directors approved an extension of the $20 million stock repurchase program over the three-year period ending September 30, 2018. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2016 Annual Report on Form 10-K for additional information.

There were no stock repurchases during the first quarter of 2017 or 2016. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008, with Computershare as Rights Agent. The Rights Plan was set to expire on August 5, 2018.  On November 19, 2015, the Board of Directors approved a seven-year extension of the term of the Rights Plan.  Pursuant to an Amendment to the Rights Agreement dated February 18, 2016, the term of the Rights Plan was extended from August 5, 2018 to August 5, 2025.  The extension of the term of the Rights Plan was intended as a means to continue to guard against abusive takeover tactics and was not in response to any particular proposal. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2016 Annual Report on Form 10-K for further explanation.

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

For a full discussion of the Company’s critical accounting policies and estimates see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2016 Annual Report on Form 10-K.

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

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Commitments to Extend Credit	$602,932	$609,653	$672,368
Letters of Credit	17,394	20,444	14,092
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	1,256	1,835	4,893

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $267,000 at March 31, 2017, December 31, 2016, and March 31, 2016. We do not anticipate any material losses as a result of these transactions.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at March 31, 2017 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2017, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 5.39% if rates increase by 200 basis points and a decrease in net interest income of 4.70% if rates decline 100 basis points. Comparatively, at December 31, 2016, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 5.26% if rates increase by 200 basis points and a decrease in net interest income of 3.22% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2016 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $77 million and repurchase lines of $130 million with major banks. As of March 31, 2017 the Company has additional borrowing capacity of $425 million with the FHLB and $353 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At March 31, 2017, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $410 million, which represents 13.87% of total assets.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2016 Annual Report to Shareholders on Form 10-K. In management’s opinion, there have been no material changes in risk factors since the filing of the 2016 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2017. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.” Additionally, management is aware that there are private transactions in the Company’s common stock.

In February, 2017, the Company issued 1,375 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $590.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

FARMERS & MERCHANTS BANCORP

Date: May 9, 2017	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	/s/ Stephen W. Haley

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