Form 10-Q
period 2017-06-30
FARMERS & MERCHANTS BANCORP
filed 2017-08-08
CIK 1085913

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Emerging Growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Number of shares of common stock of the registrant 808,704 outstanding as of July 31, 2017.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands except share data)
	June 30, 2017	December 31, 2016	June 30, 2016
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$50,004	$54,896	$46,524
Interest Bearing Deposits with Banks	97,187	43,964	23,232
Total Cash and Cash Equivalents	147,191	98,860	69,756

Investment Securities:
Available-for-Sale	461,867	448,263	362,223
Held-to-Maturity	56,381	58,109	60,949
Total Investment Securities	518,248	506,372	423,172

Loans & Leases:	2,204,082	2,177,601	2,068,107
Less: Allowance for Credit Losses	49,064	47,919	44,118
Loans & Leases, Net	2,155,018	2,129,682	2,023,989

Premises and Equipment, Net	29,312	29,229	26,055
Bank Owned Life Insurance	58,671	57,761	56,846
Interest Receivable and Other Assets	104,159	100,217	91,047
Total Assets	$3,012,599	$2,922,121	$2,690,865

Liabilities
Deposits:
Demand	$736,077	$756,236	$646,408
Interest Bearing Transaction	527,568	495,063	452,758
Savings and Money Market	801,506	760,119	726,580
Time	596,727	570,293	502,200
Total Deposits	2,661,878	2,581,711	2,327,946

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	48,691	50,119	87,337
Total Liabilities	2,720,879	2,642,140	2,425,593

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 808,704, 807,329 and 792,387 Shares Issued and Outstanding at June 30, 2017, December 31, 2016 and June 30, 2016, Respectively	8	8	8
Additional Paid-In Capital	91,482	90,671	82,004
Retained Earnings	199,862	189,313	179,382
Accumulated Other Comprehensive (Loss) Income	368	(11)	3,878
Total Shareholders' Equity	291,720	279,981	265,272
Total Liabilities and Shareholders' Equity	$3,012,599	$2,922,121	$2,690,865

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)
(in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest Income
Interest and Fees on Loans & Leases	$25,248	$22,492	$49,779	$44,386
Interest on Deposits with Banks	258	36	507	82
Interest on Investment Securities:
Taxable	2,124	1,301	4,136	2,903
Exempt from Federal Tax	439	485	889	969
Total Interest Income	28,069	24,314	55,311	48,340

Interest Expense
Deposits	1,433	859	2,709	1,687
Borrowed Funds	-	-	-	4
Subordinated Debentures	105	92	205	180
Total Interest Expense	1,538	951	2,914	1,871

Net Interest Income	26,531	23,363	52,397	46,469
Provision for Credit Losses	650	-	1,250	2,600
Net Interest Income After Provision for Credit Losses	25,881	23,363	51,147	43,869

Non-Interest Income
Service Charges on Deposit Accounts	848	826	1,694	1,640
Net Gain (Loss) on Sale of Investment Securities	131	-	131	(289)
Increase in Cash Surrender Value of Life Insurance	454	474	909	948
Debit Card and ATM Fees	977	858	1,887	1,693
Net Gain (Loss) on Deferred Compensation Investments	399	48	1,193	339
Other	730	669	3,131	1,265
Total Non-Interest Income	3,539	2,875	8,945	5,596

Non-Interest Expense
Salaries and Employee Benefits	11,450	10,083	23,942	21,789
Net Gain (Loss) on Deferred Compensation Investments	399	48	1,193	339
Occupancy	868	713	1,716	1,454
Equipment	1,026	842	2,013	1,699
Marketing	363	363	538	662
FDIC Insurance	233	324	461	640
Gain on Sale of ORE	(300)	(257)	(414)	(5,941)
Other	2,486	2,621	5,498	6,114
Total Non-Interest Expense	16,525	14,737	34,947	26,756

Income Before Income Taxes	12,895	11,501	25,145	22,709
Provision for Income Taxes	4,708	4,169	9,137	8,205
Net Income	$8,187	$7,332	$16,008	$14,504
Basic Earnings Per Common Share	$10.12	$9.25	$19.80	$18.31

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Net Income	$8,187	$7,332	$16,008	$14,504

Other Comprehensive Income
Increase in Net Unrealized Gains on Available-for-Sale Securities	898	1,181	784	5,376
Deferred Tax Expense Related to Unrealized Gains	(378)	(497)	(330)	(2,261)
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	(130)	-	(130)	289
Deferred Tax Benefit Related to Reclassification Adjustment	55	(410)	55	(121)
Change in Net Unrealized Gains on Available-for-Sale Securities, Net of Tax	445	274	379	3,283

Total Other Comprehensive Income	445	274	379	3,283

Comprehensive Income	$8,632	$7,606	$16,387	$17,787

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
(in thousands except share data)					Accumulated
	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comprehensive (Loss) Income, net	Total Shareholders' Equity

Balance, January 1, 2016	790,787	$8	$81,164	$170,068	$595	$251,835
Net Income		-	-	14,504	-	14,504
Cash Dividends Declared on						-
Common Stock ($6.55 per share)		-	-	(5,190)	-	(5,190)
Issuance of Common Stock	1,600	-	840	-	-	840
Change in Net Unrealized Gains on Securities Available-for-Sale, net of tax		-	-	-	3,283	3,283
Balance, June 30, 2016	792,387	$8	$82,004	$179,382	$3,878	$265,272

Balance, January 1, 2017	807,329	$8	$90,671	$189,313	$(11)	$279,981
Net Income			-	16,008	-	16,008
Cash Dividends Declared on						-
Common Stock ($6.75 per share)		-	-	(5,459)	-	(5,459)
Issuance of Common Stock	1,375	-	811	-	-	811
Change in Net Unrealized Gains on Securities Available-for-Sale, net of tax		-	-	-	379	379
Balance, June 30, 2017	808,704	$8	$91,482	$199,862	$368	$291,720

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016
Operating Activities:
Net Income	$16,008	$14,504
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	1,250	2,600
Depreciation and Amortization	1,030	950
Net Amortization of Investment Security Premiums & Discounts	771	730
Amortization of Core Deposit Intangible	55	-
Accretion of Discount on Acquired Loans	(126)	-
Net (Gain) Loss on Sale of Investment Securities	(131)	289
Net (Gain) Loss on Sale of Property & Equipment	(1,162)	4
Net Gain on Sale of Other Real Estate	(414)	(5,941)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(6,943)	(2,666)
Net (Decrease) Increase in Interest Payable and Other Liabilities	(1,114)	194
Net Cash Provided by Operating Activities	9,224	10,664
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(140,417)	(188,885)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	126,657	212,313
Purchase of Investment Securities Held-to-Maturity	(475)	(1,246)
Proceeds from Matured or Called Securities Held-to-Maturity	2,173	1,668
Net Loans & Leases Paid, Originated or Acquired	(26,531)	(71,853)
Principal Collected on Loans & Leases Previously Charged Off	71	100
Additions to Premises and Equipment	(2,235)	(434)
Purchase of Other Investments	(314)	(5,523)
Proceeds from Sale of Property & Equipment	2,284	-
Proceeds from Sale of Other Real Estate	3,186	8,282
Net Cash Provided by Investing Activities	(35,601)	(45,578)
Financing Activities:
Net Increase in Deposits	80,167	50,414
Cash Dividends	(5,459)	(5,190)
Net Cash Provided by Financing Activities	74,708	45,224
Increase in Cash and Cash Equivalents	48,331	10,310
Cash and Cash Equivalents at Beginning of Period	98,860	59,446
Cash and Cash Equivalents at End of Period	$147,191	$69,756
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$-	$538
Cash Payments Made for Income Taxes	$9,611	$7,461
Issuance of Common Stock to the Bank's Non-Qualified Retirement Plans	$811	$840
Interest Paid	$2,752	$1,814

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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three-month and six-month periods ended June 30, 2017 may not necessarily be indicative of future operating results.

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

	Amortized	Gross Unrealized		Fair/Book
June 30, 2017	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,103	$92	$-	$3,195
US Treasury Notes	134,689	3	272	134,420
US Govt SBA	32,889	30	119	32,800
Mortgage Backed Securities (1)	288,121	1,821	919	289,023
Other	2,429	-	-	2,429
Total	$461,231	$1,946	$1,310	$461,867

	Amortized	Gross Unrealized		Fair/Book
December 31, 2016	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,127	$114	$-	$3,241
US Treasury Notes	134,755	5	332	134,428
US Govt SBA	36,532	42	260	36,314
Mortgage Backed Securities (1)	272,858	1,725	1,313	273,270
Other	1,010	-	-	1,010
Total	$448,282	$1,886	$1,905	$448,263

	Amortized	Gross Unrealized		Fair/Book
June 30, 2016	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$93,139	$192	$-	$93,331
US Treasury Notes	65,522	457	-	65,979
Mortgage Backed Securities (1)	195,860	6,043	-	201,903
Other	1,010	-	-	1,010
Total	$355,531	$6,692	$-	$362,223

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
June 30, 2017	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$56,381	$746	$-	$57,127
Total	$56,381	$746	$-	$57,127

	Book	Gross Unrealized		Fair
December 31, 2016	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$58,109	$339	$40	$58,408
Total	$58,109	$339	$40	$58,408

	Book	Gross Unrealized		Fair
June 30, 2016	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,949	$1,894	$-	$62,843
Total	$60,949	$1,894	$-	$62,843

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at June 30, 2017 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
June 30, 2017	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$97,484	$97,396	$1,250	$1,252
After one year through five years	35,556	35,475	9,718	9,739
After five years through ten years	13,500	13,475	14,247	14,452
After ten years	26,570	26,498	31,166	31,684
	173,110	172,844	56,381	57,127

Investment securities not due at a single maturity date:
Mortgage-backed securities	288,121	289,023	-	-

Total	$461,231	$461,867	$56,381	$57,127

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$74,423	$272	$-	$-	$74,423	$272
US Govt SBA	22,775	119	-	-	22,775	119
Mortgage Backed Securities	141,268	919	-	-	141,268	919
Total	$238,466	$1,310	$-	$-	$238,466	$1,310

	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$99,429	$332	$-	$-	$99,429	$332
US Govt SBA	27,483	260	-	-	27,483	260
Mortgage Backed Securities	123,157	1,313	-	-	123,157	1,313
Total	$250,069	$1,905	$-	$-	$250,069	$1,905

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$7,251	$40	$-	$-	$7,251	$40
Total	$7,251	$40	$-	$-	$7,251	$40

There were no available-for-sale or held-to-maturity investments with gross unrealized losses at June 30, 2016.

As of June 30, 2017, the Company held 462 investment securities of which 179 were in a loss position for less than twelve months. No securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At June 30, 2017, December 31, 2016 and June 30, 2016, no securities of government agency and government sponsored entities were in a loss position for less than 12 months or for 12 months or more.

U.S. Treasury Notes – At June 30, 2017, six U.S. Treasury Note security investments were in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Treasury Notes were $272,000 at June 30, 2017 and $332,000 at December 31, 2016. There were no U.S. Treasury Notes in a loss position at June 30, 2016. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2017 and December 31, 2016.

U.S. Government SBA – At June 30, 2017, 116 U.S. Government SBA security investments were in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Government SBA securities were $119,000 at June 30, 2017 and $260,000 at December 31, 2016. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2017 and December 31, 2016. The Company did not own any U.S. Government SBA securities prior to December 2016.

Mortgage Backed Securities – At June 30, 2017, 56 mortgage backed security investments were in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage backed securities were $919,000, $1.3 million, and $0 at June 30, 2017, December 31, 2016, and June 30, 2016, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017 and December 31, 2016.

Obligations of States and Political Subdivisions - At June 30, 2017, no obligations of states and political subdivisions were in a loss position for less than 12 months. None were in a loss position for 12 months or more. As of June 30, 2017, over ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the two percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $0, $40,000 and $0 at June 30, 2017, December 31, 2016 and June 30, 2016, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017 and December 31, 2016.

Proceeds from sales and calls of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Proceeds	$7,831	$-	$7,831	$102,895
Gains	143	-	143	245
Losses	12	-	12	534

Pledged Securities
As of June 30, 2017, securities carried at $211.6 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $171.9 million at December 31, 2016, and $197.0 million at June 30, 2016.

3. Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

June 30, 2017	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2017	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Charge-Offs	(109)	-	-	-	-	(7)	-	(60)	-	-	(176)
Recoveries	10	-	-	19	5	-	4	33	-	-	71
Provision	231	815	(536)	(12)	25	(138)	1,025	32	(634)	442	1,250
Ending Balance- June 30, 2017	$11,242	$10,265	$2,687	$872	$2,170	$7,236	$9,544	$205	$2,952	$1,891	$49,064
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2017	$11,665	$9,393	$2,946	$880	$2,125	$6,511	$8,479	$198	$3,866	$2,337	$48,400
Charge-Offs	-	-	-	-	-	-	-	(25)	-	-	(25)
Recoveries	3	-	-	16	3	-	-	17	-	-	39
Provision	(426)	872	(259)	(24)	42	725	1,065	15	(914)	(446)	650
Ending Balance- June 30, 2017	$11,242	$10,265	$2,687	$872	$2,170	$7,236	$9,544	$205	$2,952	$1,891	$49,064
Ending Balance Individually Evaluated for Impairment	468	-	-	61	15	322	266	6	-	-	1,138
Ending Balance Collectively Evaluated for Impairment	10,774	10,265	2,687	811	2,155	6,914	9,278	199	2,952	1,891	47,926
Loans & Leases:
Ending Balance	$670,591	$473,153	$168,487	$252,653	$32,174	$265,899	$254,887	$7,533	$78,705	$-	$2,204,082
Ending Balance Individually Evaluated for Impairment	4,890	976	-	1,894	344	688	1,624	28	-	-	10,444
Ending Balance Collectively Evaluated for Impairment	$665,701	$472,177	$168,487	$250,759	$31,830	$265,211	$253,263	$7,505	$78,705	$-	$2,193,638

December 31, 2016	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2016	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Charge-Offs	-	-	-	(21)	(46)	-	-	(105)	-	-	(172)
Recoveries	2	-	-	26	103	-	47	55	-	-	233
Provision	1,045	2,569	738	71	(63)	1,073	632	75	292	(97)	6,335
Ending Balance- December 31, 2016	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Ending Balance Individually Evaluated for Impairment	-	-	-	70	18	128	608	7	-	-	831
Ending Balance Collectively Evaluated for Impairment	11,110	9,450	3,223	795	2,122	7,253	7,907	193	3,586	1,449	47,088
Loans & Leases:
Ending Balance	$668,046	$467,685	$176,462	$242,247	$31,625	$295,325	$217,577	$6,913	$71,721	$-	$2,177,601
Ending Balance Individually Evaluated for Impairment	1,932	1,304	-	2,126	402	625	4,464	10	-	-	10,863
Ending Balance Collectively Evaluated for Impairment	$666,114	$466,381	$176,462	$240,121	$31,223	$294,700	$213,113	$6,903	$71,721	$-	$2,166,738

June 30, 2016	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2016	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Charge-Offs	-	-	-	(7)	(46)	-	-	(52)	-	-	(105)
Recoveries	2	-	-	9	33	-	29	27	-	-	100
Provision	171	2,620	(43)	46	16	(85)	(16)	20	148	(277)	2,600
Ending Balance- June 30, 2016	$10,236	$9,501	$2,442	$837	$2,149	$6,223	$7,849	$170	$3,442	$1,269	$44,118
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2016	$10,099	$9,162	$2,594	$796	$2,064	$5,904	$7,725	$187	$3,239	$2,359	$44,129
Charge-Offs	-	-	-	-	(27)	(7)	-	(27)	-	-	(61)
Recoveries	-	-	-	3	31	-	2	14	-	-	50
Provision	137	339	(152)	38	81	326	122	(4)	203	(1,090)	-
Ending Balance- June 30, 2016	$10,236	$9,501	$2,442	$837	$2,149	$6,223	$7,849	$170	$3,442	$1,269	$44,118
Ending Balance Individually Evaluated for Impairment	-	-	-	66	24	138	756	8	-	-	992
Ending Balance Collectively Evaluated for Impairment	10,236	9,501	2,442	771	2,125	6,085	7,093	162	3,442	1,269	43,126
Loans & Leases:
Ending Balance	$626,498	$454,069	$166,218	$217,176	$32,150	$276,039	$220,284	$6,830	$68,843	$-	$2,068,107
Ending Balance Individually Evaluated for Impairment	3,351	485	-	2,018	511	838	4,668	14	-	-	11,885
Ending Balance Collectively Evaluated for Impairment	$623,147	$453,584	$166,218	$215,158	$31,639	$275,201	$215,616	$6,816	$68,843	$-	$2,056,222

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $3.2 million at June 30, 2017, $3.3 million at December 31, 2016 and $5.1 million at June 30, 2016, which are no longer classified as TDRs.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

June 30, 2017	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$664,606	$4,491	$1,494	$670,591
Agricultural Real Estate	466,831	1,316	5,006	473,153
Real Estate Construction	160,112	8,375	-	168,487
Residential 1st Mortgages	252,252	44	357	252,653
Home Equity Lines & Loans	32,174	-	-	32,174
Agricultural	256,026	6,302	3,571	265,899
Commercial	249,173	5,128	586	254,887
Consumer & Other	7,341	-	192	7,533
Leases	76,313	2,392	-	78,705
Total	$2,164,828	$28,048	$11,206	$2,204,082

December 31, 2016	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$659,694	$6,817	$1,535	$668,046
Agricultural Real Estate	464,997	1,384	1,304	467,685
Real Estate Construction	176,462	-	-	176,462
Residential 1st Mortgages	241,816	47	384	242,247
Home Equity Lines and Loans	31,558	-	67	31,625
Agricultural	283,525	11,366	434	295,325
Commercial	208,172	6,974	2,431	217,577
Consumer & Other	6,705	-	208	6,913
Leases	71,721	-	-	71,721
Total	$2,144,650	$26,588	$6,363	$2,177,601

June 30, 2016	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$616,297	$9,507	$694	$626,498
Agricultural Real Estate	452,210	1,505	354	454,069
Real Estate Construction	164,694	1,524	-	166,218
Residential 1st Mortgages	215,681	407	1,088	217,176
Home Equity Lines & Loans	32,034	69	47	32,150
Agricultural	274,920	658	461	276,039
Commercial	209,372	8,148	2,764	220,284
Consumer & Other	6,600	-	230	6,830
Leases	68,843	-	-	68,843
Total	$2,040,651	$21,818	$5,638	$2,068,107

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at June 30, 2017, December 31, 2016, and June 30, 2016, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated
(in thousands):

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$143	$-	$143	$670,448	$670,591
Agricultural Real Estate	-	-	-	976	976	472,177	473,153
Real Estate Construction	-	-	-	-	-	168,487	168,487
Residential 1st Mortgages	-	-	-	56	56	252,597	252,653
Home Equity Lines & Loans	36	-	-	-	36	32,138	32,174
Agricultural	-	-	-	306	306	265,593	265,899
Commercial	-	-	-	-	-	254,887	254,887
Consumer & Other	23	-	-	24	47	7,486	7,533
Leases	-	-	-	-	-	78,705	78,705
Total	$59	$-	$143	$1,362	$1,564	$2,202,518	$2,204,082

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$668,046	$668,046
Agricultural Real Estate	-	-	-	1,304	1,304	466,381	467,685
Real Estate Construction	-	-	-	-	-	176,462	176,462
Residential 1st Mortgages	-	-	-	95	95	242,152	242,247
Home Equity Lines and Loans	-	-	-	-	-	31,625	31,625
Agricultural	-	-	-	243	243	295,082	295,325
Commercial	-	-	-	1,425	1,425	216,152	217,577
Consumer & Other	10	-	-	7	17	6,896	6,913
Leases	-	-	-	-	-	71,721	71,721
Total	$10	$-	$-	$3,074	$3,084	$2,174,517	$2,177,601

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$393	$605	$-	$-	$998	$625,500	$626,498
Agricultural Real Estate	-	-	-	485	485	453,584	454,069
Real Estate Construction	-	-	-	-	-	166,218	166,218
Residential 1st Mortgages	-	-	-	58	58	217,118	217,176
Home Equity Lines & Loans	-	-	-	-	-	32,150	32,150
Agricultural	-	-	-	234	234	275,805	276,039
Commercial	3	-	-	1,475	1,478	218,806	220,284
Consumer & Other	48	-	-	9	57	6,773	6,830
Leases	-	-	-	-	-	68,843	68,843
Total	$444	$605	$-	$2,261	$3,310	$2,064,797	$2,068,107

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

				Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
June 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$108	$109	$-	$109	$3	$128	$7
Agricultural Real Estate	976	983	-	976	-	1,059	-
Residential 1st Mortgages	406	462	-	410	3	421	3
Home Equity Lines & Loans	-	-	-	32	-	32	-
Agricultural	59	65	-	60	-	45	-
Commercial	-	-	-	-	-	756	-
	$1,549	$1,619	$-	$1,587	$6	$2,441	$10
With an allowance recorded:
Commercial Real Estate	$3,008	$2,994	$467	$3,016	$25	2,264	$55
Residential 1st Mortgages	424	463	20	425	4	427	9
Home Equity Lines & Loans	51	58	3	70	1	80	2
Agricultural	630	631	322	634	6	633	14
Commercial	1,631	1,623	266	1,636	14	1,589	30
Consumer & Other	24	31	6	15	-	11	-
	$5,768	$5,800	$1,084	$5,796	$50	5,004	$110
Total	$7,317	$7,419	$1,084	$7,383	$56	$7,445	$120

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$184	$184	$-	$354	$7
Residential 1st Mortgages	451	504	-	404	10
Home Equity Lines and Loans	-	-	-	181	-
Agricultural	-	-	-	144	5
Commercial	3,023	3,023	-	3,053	133
	$4,963	$5,016	$-	$4,705	$158
With an allowance recorded:
Residential 1st Mortgages	$430	$469	$21	$336	$13
Home Equity Lines and Loans	90	97	5	123	4
Agricultural	625	625	128	581	22
Commercial	1,441	1,640	608	1,536	8
Consumer & Other	6	13	6	12	-
	$2,592	$2,844	$768	$2,588	$47
Total	$7,555	$7,860	$768	$7,293	$205

				Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$76	$76	$-	$78	$2	$85	$4
Agricultural Real Estate	485	485	-	324	-	203	3
Residential 1st Mortgages	420	471	-	375	2	408	4
Home Equity Lines & Loans	-	-	-	363	-	508	-
Agricultural	192	192	-	193	3	193	3
Commercial	3,063	3,063	-	3,073	34	3,083	67
Consumer & Other	1	1		1	-	-	-
	$4,237	$4,288	$-	$4,407	$41	$4,480	$81
With an allowance recorded:
Residential 1st Mortgages	$240	$280	$12	241	$3	268	6
Home Equity Lines & Loans	93	99	5	156	1	166	2
Agricultural	647	647	138	530	6	472	12
Commercial	1,605	1,782	756	1,618	2	1,631	8
Consumer & Other	8	14	8	17	-	24	-
	$2,593	$2,822	$919	$2,562	$12	$2,561	$28
Total	$6,830	$7,110	$919	$6,969	$53	$7,041	$109

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

At June 30, 2017, the Company allocated $831,000 of specific reserves to $6.0 million of troubled debt restructured loans & leases, all of which were performing. The Company had no commitments at June 30, 2017 to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the three and six-month periods ending June 30, 2017, there were no loans & leases modified as a troubled debt restructuring. When a loan is restructured, the modification of the terms can include one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

During the three and six-months ended June 30, 2017, the twelve months ended December 31, 2016, and the three and six-month periods ending June 30, 2016 there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

At June 30, 2017, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At June 30, 2017, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,195	$-	$3,195	$-
US Treasury Notes	134,420	134,420	-	-
US Govt SBA	32,800	-	32,800	-
Mortgage Backed Securities	289,023	-	289,023	-
Other	2,429	200	310	1,919
Total Assets Measured at Fair Value On a Recurring Basis	$461,867	$134,620	$325,328	$1,919

		Fair Value Measurements At December 31, 2016, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,241	$-	$3,241	$-
US Treasury Notes	134,428	134,428	-	-
US Govt SBA	36,314	-	36,314	-
Mortgage Backed Securities	273,270	-	273,270	-
Other	1,010	200	310	500
Total Assets Measured at Fair Value On a Recurring Basis	$448,263	$134,628	$313,135	$500

		Fair Value Measurements At June 30, 2016, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$93,331	$-	$93,331	$-
US Treasury Notes	65,979	65,979	-	-
Mortgage Backed Securities	201,903	-	201,903	-
Other	1,010	200	310	500
Total Assets Measured at Fair Value On a Recurring Basis	$362,223	$66,179	$295,544	$500

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the three and six-months ended June 30, 2017 and 2016, there were no transfers in or out of Level 1, 2, or 3.

Available for sale investment securities categorized as Level 3 assets for the period ended June 30, 2017, December 31, 2016, and June 30, 2016, consisted of a $500,000 investment in a limited liability company that purchases SBA loans. There were no gains or losses or transfers in or out of level 3 during the periods ended June 30, 2017, December 31, 2016, and June 30, 2016.   Also included in Level 3 assets at June 30, 2017 was an investment of $1.4 million in the voting shares of Bank of Rio Vista purchased on April 5, 2017. See “Note 8. Subsequent Events” for additional information related to the purchase of the voting shares of Bank of Rio Vista.

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

		Fair Value Measurements At June 30, 2017, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Commercial Real Estate	$2,526	$-	$-	$2,526
Residential 1st Mortgage	386	-	-	386
Home Equity Lines and Loans	48	-	-	48
Agricultural	366	-	-	366
Commercial	1,358	-	-	1,358
Consumer	19	-	-	19
Total Impaired Loans	4,703	-	-	4,703
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,576	$-	$-	$5,576

		Fair Value Measurements At December 31, 2016, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential 1st Mortgage	$480	$-	$-	$480
Home Equity Lines and Loans	83	-	-	83
Agricultural	497	-	-	497
Commercial	833	-	-	833
Total Impaired Loans	1,893	-	-	1,893
Other Real Estate:
Home Equity Lines and Loans	785	-	-	785
Real Estate Construction	2,960	-	-	2,960
Total Other Real Estate	3,745	-	-	3,745
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,638	$-	$-	$5,638

		Fair Value Measurements At June 30, 2016, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgage	$317	$-	$-	$317
Home Equity Lines and Loans	85	-	-	85
Agricultural	509	-	-	509
Commercial	849	-	-	849
Total Impaired Loans	1,760	-	-	1,760
Other Real Estate
Home Equity Lines and Loans	779	-	-	779
Total Other Real Estate	779	-	-	779
Total Assets Measured at Fair Value On a Non-Recurring Basis	$2,539	$-	$-	$2,539

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2017:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Commercial Real Estate	$2,526	Income Approach	Discount Rate	3.25% - 3.25%, 3.25%
Residential 1st Mortgage	$386	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	2% -4%, 3%
Home Equity Lines and Loans	$48	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 2%
Agricultural	$307	Income Approach	Discount Rate	6.25% - 6.25%, 6.25%
Agricultural	$59	Collateral Approach	Collateral Value	10% - 10%, 10%
Commercial	$1,358	Income Approach	Discount Rate	3.25% - 3.25%, 3.25%
Consumer	$19	Collateral Approach	Collateral Value	5% - 5%, 5%

Other Real Estate
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
June 30, 2017 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$147,191	$147,191	$-	$-	$147,191

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	3,195	-	3,195	-	3,195
U.S. Govt SBA	32,800	-	32,800	-	32,800
U.S. Treasury Notes	134,420	134,420	-	-	134,420
Mortgage Backed Securities	289,023	-	289,023	-	289,023
Other	2,429	200	310	1,919	2,429
Total Investment Securities Available-for-Sale	461,867	134,620	325,328	1,919	461,867

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	56,381	-	40,071	17,056	57,127
Total Investment Securities Held-to-Maturity	56,381	-	40,071	17,056	57,127

FHLB Stock	10,342	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	659,349	-	-	653,718	653,718
Agricultural Real Estate	462,888	-	-	450,371	450,371
Real Estate Construction	165,800	-	-	165,290	165,290
Residential 1st Mortgages	251,781	-	-	252,698	252,698
Home Equity Lines and Loans	30,004	-	-	30,793	30,793
Agricultural	258,663	-	-	257,277	257,277
Commercial	245,343	-	-	243,842	243,842
Consumer & Other	7,328	-	-	7,297	7,297
Leases	75,753	-	-	78,714	78,714
Unallocated Allowance	(1,891)	-	-	(1,891)	(1,891)
Total Loans & Leases, Net of Deferred Fees & Allowance	2,155,018	-	-	2,138,109	2,138,109
Accrued Interest Receivable	9,739	-	9,739	-	9,739

Liabilities:
Deposits:
Demand	736,077	736,077	-	-	736,077
Interest Bearing Transaction	527,568	527,568	-	-	527,568
Savings and Money Market	801,506	801,506	-	-	801,506
Time	596,727	-	594,798	-	594,798
Total Deposits	2,661,878	2,065,151	594,798	-	2,659,949
Subordinated Debentures	10,310	-	6,567	-	6,567
Accrued Interest Payable	1,014	-	1,014	-	1,014

		Fair Value of Financial Instruments Using
December 31, 2016 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$98,960	$98,960	$-	$-	$98,960

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	3,241	-	3,241	-	3,241
U.S. Govt SBA	36,314	-	36,314	-	36,314
U.S. Treasury Notes	134,428	134,428	-	-	134,428
Mortgage Backed Securities	273,270	-	273,270	-	273,270
Other	1,010	200	310	500	1,010
Total Investment Securities Available-for-Sale	448,263	134,628	313,135	500	448,263

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	58,109	-	40,415	17,993	58,408
Total Investment Securities Held-to-Maturity	58,109	-	40,415	17,993	58,408

FHLB Stock	8,872	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	656,936	-	-	651,877	651,877
Agricultural Real Estate	458,235	-	-	444,393	444,393
Real Estate Construction	173,239	-	-	172,682	172,682
Residential 1st Mortgages	241,382	-	-	241,174	241,174
Home Equity Lines and Loans	29,485	-	-	30,495	30,495
Agricultural	287,944	-	-	286,074	286,074
Commercial	209,062	-	-	207,215	207,215
Consumer & Other	6,713	-	-	6,706	6,706
Leases	68,135	-	-	67,893	67,893
Unallocated Allowance	(1,449)	-	-	(1,449)	(1,449)
Total Loans & Leases, Net of Deferred Fees & Allowance	2,129,682	-	-	2,107,060	2,107,060
Accrued Interest Receivable	10,047	-	10,047	-	10,047

Liabilities:
Deposits:
Demand	756,236	756,236	-	-	756,236
Interest Bearing Transaction	495,063	495,063	-	-	495,063
Savings and Money Market	760,119	760,119	-	-	760,119
Time	570,293	-	569,183	-	569,183
Total Deposits	2,581,711	2,011,418	569,183	-	2,580,601
Subordinated Debentures	10,310	-	6,578	-	6,578
Accrued Interest Payable	852	-	852	-	852

		Fair Value of Financial Instruments Using
June 30, 2016 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$69,756	$69,756	$-	$-	$69,756

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	93,331	-	93,331	-	93,331
US Treasury Notes	65,979	65,979	-	-	65,979
Mortgage Backed Securities	201,903	-	201,903	-	201,903
Other	1,010	200	310	500	1,010
Total Investment Securities Available-for-Sale	362,223	66,179	295,544	500	362,223

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	60,949	-	45,083	17,760	62,843
Total Investment Securities Held-to-Maturity	60,949	-	45,083	17,760	62,843

FHLB Stock	8,872	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	616,262	-	-	622,090	622,090
Agricultural Real Estate	444,568	-	-	435,848	435,848
Real Estate Construction	163,776	-	-	163,826	163,826
Residential 1st Mortgages	216,339	-	-	220,349	220,349
Home Equity Lines and Loans	30,001	-	-	31,192	31,192
Agricultural	269,816	-	-	268,535	268,535
Commercial	212,435	-	-	212,018	212,018
Consumer & Other	6,660	-	-	6,722	6,722
Leases	65,401			66,526	66,526
Unallocated Allowance	(1,269)	-	-	(1,269)	(1,269)
Total Loans & Leases, Net of Deferred Fees & Allowance	2,023,989	-	-	2,025,837	2,025,837
Accrued Interest Receivable	9,929	-	9,929	-	9,929

Liabilities:
Deposits:
Demand	646,408	646,408	-	-	646,408
Interest Bearing Transaction	452,758	452,758	-	-	452,758
Savings and Money Market	726,580	726,579	-	-	726,579
Time	502,200	-	502,098	-	502,098
Total Deposits	2,327,946	1,825,745	502,098	-	2,327,843
Subordinated Debentures	10,310	-	6,443	-	6,443
Accrued Interest Payable	569	-	569	-	569

Fair value estimates presented herein are based on pertinent information available to management as of June 30, 2017, December 31, 2016, and June 30, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

6. Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. On May 9, 2017, the Board of Directors of Farmers & Merchants Bancorp announced a mid-year cash dividend of $6.75 per share, a 3.1% increase over the $6.55 per share paid on July 1, 2016. The cash dividend was paid on July 1, 2017, to shareholders of record on June 9, 2017.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has no securities or other contracts, such as stock options, that could require the issuance of common stock.   Accordingly, diluted earnings per share are not presented. The following table calculates the basic earnings per common share for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(net income in thousands)	2017	2016	2017	2016
Net Income	$8,187	$7,332	$16,008	$14,504
Weighted Average Number of Common Shares Outstanding	808,704	792,387	808,347	792,141
Basic Earnings Per Common Share Amount	$10.12	$9.25	$19.80	$18.31

7. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The new guidance is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The Company is currently evaluating the provisions of this ASU and has created a cross-functional team to begin its implementation efforts of this new guidance. While the Company has not quantified the impact of this ASU, it is evaluating historical loan level data requirements necessary for the implementation of the model, consulting with outside professionals, evaluating our current IT system, as well as various methodologies for determining expected credit losses. The Company does not intend to early adopt this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. This ASU applies to leasing arrangements exceeding a twelve-month term. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective method upon adoption. Early application of the amendments is permitted. The Company is currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on the Company’s consolidated financial statements. While the Company has not quantified the impact to its balance sheet, it does expect the adoption of this ASU will result in a gross-up in its balance sheet as a result of recording a right-of-use asset and a lease liability for these leases. The Company does not intend to early adopt this ASU.

In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. The Company is currently evaluating the impact the adoption of this update will have on the consolidated financial statements. As a financial institution, the Company’s largest component of revenue, interest income, is excluded from the scope of this ASU. The Company is currently performing an overall assessment of revenue streams potentially affected by the ASU, including certain deposit related fees and interchange fees, to determine the potential impact of this guidance on our consolidated financial statements. The Company does not intend to early adopt this ASU.

8. Subsequent Events

On April 5, 2017 the Company purchased 4.9% of the voting shares of Bank of Rio Vista, Rio Vista, California for $1.4 million.  On July 3, 2017 the Federal Reserve Bank of San Francisco approved the Company’s application to acquire an additional 34.55% of the voting shares for  $10.5 million.  The purchase of the additional shares closed on July 20, 2017.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2017. This analysis should be read in conjunction with our 2016 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Introduction

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. Banking services are provided in twenty-seven locations in the Company's service area. The service area includes Sacramento, San Joaquin, Stanislaus, Merced and Contra Costa Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock, Hilmar, Merced, Manteca, Riverbank, Walnut Creek and Concord.

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

For the three and six months ended June 30, 2017, Farmers & Merchants Bancorp reported net income of $8,187,000 and $16,008,000, earnings per share of $10.12 and $19.80 and return on average assets of 1.11% and 1.09%, respectively. Return on average shareholders’ equity was 11.28% and 11.14% for the three and six months ended June 30, 2017.

For the three and six months ended June 30, 2016, Farmers & Merchants Bancorp reported net income of $7,332,000 and $14,504,000, earnings per share of $9.25 and $18.31 and return on average assets of 1.14% and 1.12%, respectively. Return on average shareholders’ equity was 11.14% and 11.13% for the three and six months ended June 30, 2016.

The following is a summary of the financial results for the six-month period ended June 30, 2017 compared to June 30, 2016.

•	Net income increased 10.4% to $16,008,000 from $14,504,000.

•	Earnings per share increased 8.1% to $19.80 from $18.31.

•	Total assets increased 12.0% to $3.0 billion from $2.7 billion.

•	Total loans & leases increased 6.6% to $2.2 billion from $2.1 billion.

•	Total deposits increased 14.3% to $2.7 billion from $2.3 billion.

The primary reasons for the Company’s $2.4 million or 10.7% increase in pre-tax income in the first half of 2017 as compared to the same period of 2016 were:

•	A $5.93 million increase in net interest income related to the growth in earning assets.

•	A $1.35 million decrease in the provision for credit losses.

•	A $1.17 million increase in the gain on sale of fixed assets related to the disposition of one of the Company’s properties.

•	A $420,000 increase in gain on sale of investment securities.

•	A $919,000 reduction in non-interest expense related to the Delta Bancorp acquisition that took place in 2016.

These positive impacts were partially offset by:

•
A $5.53 million increase in non-interest expense related to a non-recurring gain on sale of ORE that took place in the first quarter of the prior year (2016) and was recorded as a reduction to non-interest expense.

•	A $2.15 million increase in salaries and employee benefits.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and six-month periods ended June 30, 2017 and 2016.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$112,458	$258	0.92%	$28,395	$36	0.51%
Investment Securities:
U.S. Treasuries	82,953	224	1.08%	65,552	155	0.95%
U.S. Govt SBA	34,083	125	1.47%	0	0	0.00%
Government Agency & Government-Sponsored Entities	3,110	22	2.83%	16,397	28	0.68%
Obligations of States and Political Subdivisions - Non-Taxable	56,984	673	4.73%	61,385	744	4.85%
Mortgage Backed Securities	302,579	1,747	2.31%	202,494	1,115	2.20%
Other	2,352	6	1.02%	515	3	2.33%
Total Investment Securities	482,061	2,797	2.32%	346,343	2,045	2.36%

Loans & Leases:
Real Estate	1,557,716	18,201	4.70%	1,443,510	16,463	4.59%
Home Equity Lines & Loans	31,916	405	5.10%	31,415	391	5.01%
Agricultural	270,594	3,041	4.52%	260,242	2,640	4.08%
Commercial	227,983	2,563	4.52%	222,044	2,238	4.05%
Consumer	5,578	80	5.77%	5,080	69	5.46%
Other	1,678	10	2.40%	1,968	11	2.25%
Leases	79,891	948	4.77%	65,096	680	4.20%
Total Loans & Leases	2,175,356	25,248	4.67%	2,029,355	22,492	4.46%
Total Earning Assets	2,769,875	$28,303	4.11%	2,404,093	$24,573	4.11%

Unrealized Gain on Securities Available-for-Sale	1,245			5,628
Allowance for Credit Losses	(48,690)			(44,126)
Cash and Due From Banks	43,129			43,185
All Other Assets	188,434			171,778
Total Assets	$2,953,993			$2,580,558

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$501,008	221	0.18%	$414,876	128	0.12%
Savings and Money Market	792,839	306	0.16%	718,077	262	0.15%
Time Deposits	594,866	906	0.61%	487,861	469	0.39%
Total Interest Bearing Deposits	1,888,713	1,433	0.31%	1,620,814	859	0.21%
Federal Home Loan Bank Advances	-	-	0.00%	393	-	0.00%
Subordinated Debentures	10,310	105	4.10%	10,310	92	3.59%
Total Interest Bearing Liabilities	1,899,023	$1,538	0.33%	1,631,517	$951	0.23%
Interest Rate Spread			3.78%			3.88%
Demand Deposits (Non-Interest Bearing)	710,533			633,394
All Other Liabilities	54,135			52,321
Total Liabilities	2,663,691			2,317,232

Shareholders' Equity	290,302			263,326
Total Liabilities & Shareholders' Equity	$2,953,993			$2,580,558
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.10%			0.08%
Net Interest Income and Margin on Total Earning Assets		26,765	3.89%		23,622	3.95%
Tax Equivalent Adjustment		(234)			(259)
Net Interest Income		$26,531	3.85%		$23,363	3.91%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.0 million and $1.2 million for the quarters ended June 30, 2017 and 2016, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$118,863	$507	0.86%	$32,674	$82	0.50%
Investment Securities:
U.S. Treasuries	83,182	441	1.06%	48,856	227	0.93%
U.S. Govt SBA	34,971	250	1.43%	-	-	0.00%
Government Agency & Government-Sponsored Entities	3,115	44	2.83%	25,172	133	1.06%
Obligations of States and Political Subdivisions - Non-Taxable	57,407	1,363	4.75%	61,404	1,487	4.84%
Mortgage Backed Securities	295,602	3,390	2.29%	228,613	2,537	2.22%
Other	1,685	11	1.31%	512	6	2.34%
Total Investment Securities	475,962	5,499	2.31%	364,557	4,390	2.41%

Loans & Leases:
Real Estate	1,559,873	36,132	4.67%	1,427,211	32,429	4.57%
Home Equity Lines & Loans	31,805	787	4.99%	31,862	780	4.92%
Agricultural	269,158	5,932	4.44%	260,072	5,254	4.06%
Commercial	221,287	5,023	4.58%	219,253	4,395	4.03%
Consumer	5,452	148	5.47%	4,987	147	5.93%
Other	1,678	19	2.28%	1,968	22	2.25%
Leases	75,922	1,738	4.62%	65,389	1,359	4.18%
Total Loans & Leases	2,165,175	49,779	4.64%	2,010,742	44,386	4.44%
Total Earning Assets	2,760,000	$55,785	4.08%	2,407,973	$48,858	4.08%

Unrealized Gain on Securities Available-for-Sale	447			4,833
Allowance for Credit Losses	(48,378)			(42,865)
Cash and Due From Banks	44,801			42,115
All Other Assets	186,324			170,060
Total Assets	$2,943,194			$2,582,116

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$498,301	$402	0.16%	$403,697	$236	0.12%
Savings and Money Market	797,709	614	0.16%	727,970	542	0.15%
Time Deposits	587,440	1,693	0.58%	485,358	909	0.38%
Total Interest Bearing Deposits	1,883,450	2,709	0.29%	1,617,025	1,687	0.21%
Federal Home Loan Bank Advances	2	-	0.00%	1,910	4	0.42%
Subordinated Debentures	10,310	205	4.01%	10,310	180	3.51%
Total Interest Bearing Liabilities	1,893,762	$2,914	0.31%	1,629,245	$1,871	0.23%
Interest Rate Spread			3.77%			3.85%
Demand Deposits (Non-Interest Bearing)	711,627			642,354
All Other Liabilities	50,408			49,802
Total Liabilities	2,655,797			2,321,401

Shareholders' Equity	287,397			260,715
Total Liabilities & Shareholders' Equity	$2,943,194			$2,582,116
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.10%			0.07%
Net Interest Income and Margin on Total Earning Assets		52,871	3.86%		46,987	3.92%
Tax Equivalent Adjustment		(474)			(518)
Net Interest Income		$52,397	3.83%		$46,469	3.88%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $2.3 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(in thousands)

	Three Months Ended June 30, 2017 compared to June 30, 2016			Six Months Ended June 30, 2017 compared to June 30, 2016
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$175	$47	$222	$336	$89	$425
Investment Securities:
U.S. Treasuries	45	24	69	178	36	214
U.S. Govt SBA	125	-	125	250	-	250
Government Agency & Government-Sponsored Entities	(38)	32	(6)	(184)	95	(89)
Obligations of States and Political Subdivisions - Non-Taxable	(52)	(18)	(70)	(95)	(29)	(124)
Mortgage Backed Securities	576	56	632	765	88	853
Other	6	(3)	3	9	(4)	5
Total Investment Securities	662	91	753	923	186	1,109

Loans & Leases:
Real Estate	1,327	411	1,738	2,987	716	3,703
Home Equity Lines & Loans	6	8	14	(2)	9	7
Agricultural	108	293	401	184	494	678
Commercial	61	264	325	40	588	628
Consumer	7	4	11	13	(12)	1
Other	(2)	1	(1)	(3)	0	(3)
Leases	167	101	268	230	149	379
Total Loans & Leases	1,674	1,082	2,756	3,449	1,944	5,393
Total Earning Assets	2,511	1,220	3,731	4,708	2,219	6,927

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	31	62	93	63	103	166
Savings and Money Market	29	15	44	52	20	72
Time	119	318	437	219	565	784
Total Interest Bearing Deposits	179	395	574	334	688	1,022
Other Borrowed Funds	-	-	-	(2)	(2)	(4)
Subordinated Debentures	-	13	13	-	25	25
Total Interest Bearing Liabilities	179	408	587	332	711	1,043
Total Change on a Tax Equivalent Basis	$2,332	$812	$3,144	$4,376	$1,508	$5,884

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Second Quarter 2017 vs. Second Quarter 2016
Net interest income for the second quarter of 2017 increased 13.6% or $6.2 million to $26.5 million. On a fully taxable equivalent basis, net interest income increased 13.3% and totaled $26.8 million for the second quarter of 2017. As more fully discussed below, the increase in net interest income was due to a $365.8 million increase in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended June 30, 2017, the Company’s net interest margin was 3.89% compared to 3.95% for the quarter ended June 30, 2016. This decrease in net interest margin was due to an increase in the rate paid on interest bearing liabilities.

Average loans & leases totaled $2.2 billion for the quarter ended June 30, 2017; an increase of $146.0 million compared to the average balance for the quarter ended June 30, 2016. Loans & leases decreased from 84.4% of average earning assets at June 30, 2016 to 78.5% at June 30, 2017. The annualized yield on the Company’s loan & lease portfolio increased to 4.67% for the quarter ended June 30, 2017, compared to 4.46% for the quarter ended June 30, 2016. Overall, the positive impact on interest revenue from the increase in loan & lease balances and rising yields resulted in interest revenue from loans & leases increasing 12.3% to $25.2 million for quarter ended June 30, 2016. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases. Average investment securities totaled $482.1 million for the quarter ended June 30, 2017; an increase of $135.7 million compared to the average balance for the quarter ended June 30, 2016. Tax equivalent interest income on securities increased $753,000 to $2.8 million for the quarter ended June 30, 2017, compared to $2.0 million for the quarter ended June 30, 2016. The average investment portfolio yield, on a tax equivalent basis, was 2.32% for the quarter ended June 30, 2017, compared to 2.36% for the quarter ended June 30, 2016. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2017. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest bearing deposits with banks consisted of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which increased to 1.25% in June 2017. Average interest bearing deposits with banks for the quarter ended June 30, 2017, were $112.5 million, an increase of $84.1 million compared to the average balance for the quarter ended June 30, 2016. Interest income on interest bearing deposits with banks for the quarter ended June 30, 2017, increased $222,000 to $258,000 compared to the quarter ended June 30, 2016.

Average interest-bearing liabilities increased $267.5 million or 16.4% during the second quarter of 2017. Of that increase: (1) interest-bearing transaction deposits increased $86.1 million; (2) savings and money market deposits increased $74.8 million; (3) time deposits increased $107.0 million; (4) Federal Home Loan Bank (“FHLB”) Advances decreased $393,000 (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $1.4 million for the second quarter of 2017 as compared to $859,000 for the second quarter of 2016. The average rate paid on interest-bearing deposits was 0.31% for the second quarter of 2017 compared to 0.21% for the second quarter of 2016.

Six Months Ending June 30, 2017 vs. Six Months Ending June 30, 2016
During the first six months of 2017, net interest income increased 12.8% to $52.4 million, compared to $46.5 million at June 30, 2016. On a fully taxable equivalent basis, net interest income increased 12.5% and totaled $52.9 million at June 30, 2017, compared to $47.0 million at June 30, 2016. The increase in net interest income was due to a $352.0 million increase in average earning assets.

For the six months ended June 30, 2017, the Company’s net interest margin was 3.86% compared to 3.92% for the same period in 2016. This decrease in net interest margin was due to an increase in the rate paid on interest bearing liabilities.

The average balance of loans & leases increased by $154.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The yield on the loan & lease portfolio increased 20 basis points to 4.64% for the six months ended June 30, 2017 compared to 4.44% for the six months ended June 30, 2016. This increase in yield was enhanced by the increase in the average balance of loans resulting in interest income from loans & leases increasing 12.2% or $5.4 million for the first six months of 2017.

Average investment securities were $476.0 million for the six months ended June 30, 2017 compared to $364.6 million for the same period in 2016. The average tax equivalent yield for the six months ended June 30, 2017 was 2.31% compared to 2.41% for the six months ended June 30, 2016. Despite this decrease in yield, because of the increase in balances, interest income increased $1.1 million or 25.3%, for the six months ended June 30, 2016.

Average interest bearing deposits with banks consisted of FRB deposits. Deposits with the FRB earn interest at the Fed Funds rate, which increased to 1.25% in June 2017. Average interest bearing deposits with banks for the six-months ended June 30, 2017, was $118.9 million, an increase of $86.2 million compared to the average balance for the six-months ended June 30, 2016. Interest income on interest bearing deposits with banks for the six-months ended June 30, 2017, increased $425,000 to $507,000 compared to the six-months ended June 30, 2016.

Average interest-bearing liabilities increased $264.5 million or 16.2% during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Of that increase: (1) interest-bearing deposits increased $266.4 million; (2) FHLB advances decreased $1.9 million; and (3) subordinated debentures remained unchanged.

Total interest expense on interest bearing deposits was $2.7 million for the first six months of 2017 as compared to $1.7 million for the first six months of 2016. The average rate paid on interest-bearing deposits was 0.29% in the first six months of 2017 and 0.21% in the first six months of 2016.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has improved throughout most of the Central Valley, it remains fragile with housing prices that for the most part remain below peak levels and unemployment rates that remain above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of June 30, 2017, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The State of California experienced drought conditions from 2013 through most of 2016.  Although significant levels of rain and snow in late 2016 and early 2017 have alleviated drought conditions in many areas of California, including the Company’s primary service area, the long-term risks associated with the availability of water continue to exist.

The Company made a $1.3 million provision for credit losses during the first half of 2017 compared to $2.6 million during the first half of 2016. Net charge-offs during the first half of 2017 were $105,000 compared to net charge-off of $5,000 in the first half of 2016. See “Overview – Looking Forward: 2017 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2016 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of June 30, 2017, was adequate.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Balance at Beginning of Period	$48,400	$44,129	$47,919	$41,523
Charge-Offs	(25)	(61)	(176)	(105)
Recoveries	39	50	71	100
Provision	-650	-	1,250	2,600
Balance at End of Period	$49,064	$44,118	$49,064	$44,118

June 30, 2017	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2017	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Charge-Offs	(109)	-	-	-	-	(7)	-	(60)	-	-	(176)
Recoveries	10	-	-	19	5	-	4	33	-	-	71
Provision	231	815	(536)	(12)	25	(138)	1,025	32	(634)	442	1,250
Ending Balance- June 30, 2017	$11,242	$10,265	$2,687	$872	$2,170	$7,236	$9,544	$205	$2,952	$1,891	$49,064
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2017	$11,665	$9,393	$2,946	$880	$2,125	$6,511	$8,479	$198	$3,866	$2,337	$48,400
Charge-Offs	-	-	-	-	-	-	-	(25)	-	-	(25)
Recoveries	3	-	-	16	3	-	-	17	-	-	39
Provision	(426)	872	(259)	(24)	42	725	1,065	15	(914)	(446)	650
Ending Balance- June 30, 2017	$11,242	$10,265	$2,687	$872	$2,170	$7,236	$9,544	$205	$2,952	$1,891	$49,064

The table below breaks out current quarter activity by portfolio segment (in thousands):

The Allowance for Credit Losses at June 30, 2017 increased $1.1 million from December 31, 2016. The allowance allocated to the following portfolio segments changed materially during the first half of 2017:

•
Agricultural and Agricultural Real Estate allowance balances increased $670,000 due primarily to an increase of $6.8 million in substandard loans related to one borrower, offset somewhat by a decrease in agricultural loan balances.

•
Real Estate Construction allowance balances decreased $536,000 due to a decrease in loan balances combined with a decline in the overall risk of the portfolio as several major projects moved out of the construction phase and into lease-up.

•	Commercial allowance balances increased $1.0 million due to an increase in loan balances.

•
Lease allowance balances decreased $634,000 due to the Company’s assessment that approximately five years of experience in this financing segment supported the elimination of the qualitative factor for “new market segments” in the loan loss allowance.

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

Second Quarter 2017 vs. Second Quarter 2016
Non-interest income increased $664,000 or 23.1% for the three months ended June 30, 2017, compared to the same period of 2016. This increase was primarily due to: (1) a $131,000 gain on sale of investment securities; (2) a $119,000 increase in debit card and ATM fees; and (3) a $351,000 increase in the net gain on deferred compensation investments for the second quarter of 2017 compared to the same period in 2016.

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

Six Months Ending June 30, 2017 vs. Six Months Ending June 30, 2016
Non‑interest income increased $3.3 million or 59.8% for the six months ended June 30, 2017 compared to the same period of 2016. This increase was primarily due to: (1) a $420,000 increase in the net gain on the sale of investment securities; (2) a $194,000 increase in debit card and ATM fees; (3) an $854,000 increase in the net gain on deferred compensation investments; (4) a $1.2 million increase in the gain on sale of fixed assets related to the disposition of one of the Company’s properties; and (5) $453,000 in non-recurring fees from certain loan customers.

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

Second Quarter 2017 vs. Second Quarter 2016
Overall, non-interest expense increased $1.8 million or 12.1% for the three months ended June 30, 2017, compared to the same period in 2016. This increase was primarily comprised: (1) a $1.4 million increase in salaries and employee benefits primarily related increased contributions to retirement and profit sharing plans; and (2) a $351,000 increase in the net gain on deferred compensation investments.

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

Six Months Ending June 30, 2017 vs. Six Months Ending June 30, 2016
Non-interest expense increased $8.2 million or 30.6% for the six months ended June 30, 2017, compared to the same period of 2016. This increase was primarily comprised of: (1) a $5.5 million gain on the sale of ORE property that took place in the prior year (2016) and was recorded as a reduction to non-interest expense; (2) an $854,000 increase in the net gain on deferred compensation investments; and (3) a $2.2 million increase in salaries and employee benefits primarily related to increased contributions to retirement and profit sharing plans. These increases were partially offset by a $919,000 decrease in legal, consulting and other professional services related to the Delta Bancorp acquisition that took place in 2016.

Income Taxes
The provision for income taxes increased 12.9% to $4.7 million for the second quarter of 2017. The Company’s effective tax rate was 36.5% for the second quarter of 2017 and 36.2% for the second quarter of 2016.

The provision for income taxes increased 11.4% to $9.1 million for the first six months of 2017. The Company’s effective tax rate for the first six months of 2017 was 36.3% compared to 36.1% for the same period in 2016.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at June 30, 2017, as compared to December 31, 2016 and to June 30, 2016. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at June 30, 2017 was $518.2 million compared to $506.4 million at the end of 2016, an increase of $11.9 million or 2.3%. At June 30, 2016, the investment portfolio totaled $423.2 million. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company currently invests most of its available funds in either shorter term U.S. Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities.  As part of the acquisition of Delta National Bancorp that took place in November, 2016, the Company now owns $32.8 million of floating rate U.S. Government SBA securities.

The Company's total investment portfolio currently represents 17.2% of the Company’s total assets as compared to 17.3% at December 31, 2016, and 15.7% at June 30, 2016.

As of June 30, 2017 the Company held $56.4 million of municipal investments, of which $39.3 million were bank-qualified municipal bonds, all classified as HTM. In order to comply with Section 939A of the Dodd-Frank Act, the Company: (1) only invests in bonds rated AA or better; and (2) performs its own credit analysis on new purchases of municipal bonds. As of June 30, 2017, ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately two percent ($419,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $97.2 million at June 30, 2017, $43.9 million at December 31, 2016 and $23.2 million at June 30, 2016.

The Company classifies its investments as HTM, trading, or AFS. Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of June 30, 2017, December 31, 2016 and June 30, 2016, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Overall, the Company's loan & lease portfolio at June 30, 2017 totaled $2.2 billion, an increase of $136.0 million or 6.6% over June 30, 2016. This increase has occurred as a result of: (1) the Company’s intensified business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek and Concord.  No assurances can be made that this growth in the loan & lease portfolio will continue.

Loans & leases at June 30, 2017 increased $26.5 million from $2.2 billion at December 31, 2016, primarily as a result of growth in real estate and commercial segments offset to some extent by normal seasonal pay downs of loans made to the Company’s agricultural customer customers.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	June 30, 2017		December 31, 2016		June 30, 2016
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$677,282	30.6%	$674,445	30.9%	$632,275	30.4%
Agricultural Real Estate	473,153	21.4%	467,685	21.4%	454,069	21.9%
Real Estate Construction	168,487	7.6%	176,462	8.1%	166,218	8.0%
Residential 1st Mortgages	252,653	11.4%	242,247	11.1%	217,176	10.5%
Home Equity Lines and Loans	32,174	1.5%	31,625	1.4%	32,150	1.6%
Agricultural	265,899	12.0%	295,325	13.5%	276,039	13.3%
Commercial	254,887	11.5%	217,577	10.0%	220,284	10.6%
Consumer & Other	7,533	0.3%	6,913	0.3%	6,830	0.3%
Leases	78,010	3.7%	70,986	3.3%	68,068	3.3%
Total Gross Loans & Leases	2,210,078	100.0%	2,183,265	100.0%	2,073,109	100.0%
Less: Unearned Income	5,996		5,664		5,002
Subtotal	2,204,082		2,177,601		2,068,107
Less: Allowance for Credit Losses	49,064		47,919		44,118
Net Loans & Leases	$2,155,018		$2,129,682		$2,023,989

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of June 30, 2017, classified loans totaled $11.2 million compared to $6.4 million at December 31, 2016 and $5.6 million at June 30, 2016.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of June 30, 2017 non-accrual loans & leases totaled $1.4 million. At December 31, 2016 and June 30, 2016, non-accrual loans & leases totaled $3.1 million and $2.3 million, respectively.

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

As of June 30, 2017, restructured loans & leases on accrual totaled $5.9 million as compared to $6.0 million at December 31, 2016. Restructured loans on accrual at June 30, 2016 were $4.6 million.

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

Non-Performing Assets
(in thousands)	June 30, 2017	Dec. 31, 2016	June 30, 2016
Non-Performing Loans & Leases	$1,363	$3,074	$2,260
Other Real Estate	873	3,745	779
Total Non-Performing Assets	$2,236	$6,819	$3,039

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.06%	0.14%	0.11%
Restructured Loans & Leases (Performing)	$5,915	$4,462	$4,565

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $253,000, $631,000, and $657,000 have been established for non-performing loans & leases at June 30, 2017, December 31, 2016 and June 30, 2016, respectively.

Foregone interest income on non-accrual loans & leases which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $49,500 for the six months ended June 30, 2017, $127,000 for the year ended December 31, 2016, and $51,000 for the six months ended June 30, 2016.

The Company reported $873,000 of ORE at June 30, 2017, $3.7 million at December 31, 2016, and $779,000 at June 30, 2016.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of June 30, 2017, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

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

The Company's deposit balances at June 30, 2017 have increased $333.9 million or 14.3% compared to June 30, 2016. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; (2) the Company’s expansion of its service area into Walnut Creek and Concord; and (3) $103.7 million in deposits from the acquisition of Delta National Bank. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 14.3% since June 30, 2016, importantly, low cost transaction accounts continue to grow at a strong pace as well:

•	Demand and interest-bearing transaction accounts increased $164.5 million or 15.0% since June 30, 2016.

•	Savings and money market accounts have increased $74.9 million or 10.3% since June 30, 2016.

•	Time deposit accounts have increased $94.5 million or 18.8% since June 30, 2016.

The Company's deposit balances at June 30, 2017 have increased $80.2 million or 3.1% compared to December 31, 2016. Savings and money market deposits increased 5.4% or $41.4 million while demand and interest-bearing transaction accounts increased by $12.3 million or 1.0% and time deposit accounts increased by $26.4 million or 4.6%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at June 30, 2017, December 31, 2016, or June 30, 2016. There were no Federal Funds purchased or advances from the FRB at June 30, 2017, December 31, 2016 or June 30, 2016.

As of June 30, 2017 the Company has additional borrowing capacity of $396.7 million with the Federal Home Loan Bank and $373.8 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 14 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2016 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Capital”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 4.45% as of June 30, 2017, 3.84% at December 31, 2016 and 3.51% at June 30, 2016. The average rate paid for these securities for the first half of 2017 was 4.01% and 3.51% for the first half of 2016. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $291.7 million at June 30, 2017, $280.0 million at December 31, 2016, and $265.3 million at June 30, 2016.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017
Total Capital Ratio	$331,863	13.04%	$203,606	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$290,055	11.40%	$114,528	4.5%	N/A	N/A
Tier 1 Capital Ratio	$299,834	11.78%	$152,704	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$299,834	10.16%	$118,095	4.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017
Total Capital Ratio	$330,274	12.99%	$203,477	8.0%	$254,346	10.0%
Common Equity Tier 1 Capital Ratio	$298,264	11.73%	$114,456	4.5%	$165,325	6.5%
Tier 1 Capital Ratio	$298,264	11.73%	$152,608	6.0%	$203,477	8.0%
Tier 1 Leverage Ratio	$298,264	10.12%	$117,901	4.0%	$147,376	5.0%

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

There were no stock repurchases during the first half of 2017 or 2016. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Commitments to Extend Credit	$607,561	$609,653	$612,290
Letters of Credit	19,204	20,444	14,326
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	1,526	1,835	5,995

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $267,000 at June 30, 2017, December 31, 2016, and June 30, 2016. We do not anticipate any material losses as a result of these transactions.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at June 30, 2017 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2017, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 3.55% if rates increase by 200 basis points and a decrease in net interest income of 4.84% if rates decline 100 basis points. Comparatively, at December 31, 2016, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 5.26% if rates increase by 200 basis points and a decrease in net interest income of 3.22% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2016 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $77 million and repurchase lines of $130 million with major banks. As of June 30, 2017 the Company has additional borrowing capacity of $396.7 million with the FHLB and $373.8 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At June 30, 2017, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $384 million, which represents 12.7% of total assets.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first six months of 2017. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

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

In January, 2016, the Company issued 1,600 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $525.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

See “Index to Exhibits”

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: August 8, 2017	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2017	/s/ Stephen W. Haley

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