Form 10-Q
period 2017-09-30
FARMERS & MERCHANTS BANCORP
filed 2017-11-08
CIK 1085913

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Number of shares of common stock of the registrant 812,304 outstanding as of October 31, 2017.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP Consolidated Balance Sheets
(in thousands except share data)

Assets	Sept. 30, 2017 (Unaudited)	December 31, 2016	Sept. 30, 2016 (Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$44,166	$54,896	$56,376
Interest Bearing Deposits with Banks	149,104	43,964	42,927
Total Cash and Cash Equivalents	193,270	98,860	99,303

Investment Securities:
Available-for-Sale	456,323	448,263	358,857
Held-to-Maturity	55,542	58,109	58,905
Total Investment Securities	511,865	506,372	417,762

Loans & Leases:	2,216,779	2,177,601	2,079,670
Less: Allowance for Credit Losses	50,744	47,919	44,446
Loans & Leases, Net	2,166,035	2,129,682	2,035,224

Premises and Equipment, Net	28,734	29,229	26,058
Bank Owned Life Insurance	59,128	57,761	57,320
Interest Receivable and Other Assets	112,743	100,217	91,899
Total Assets	$3,071,775	$2,922,121	$2,727,566

Liabilities
Deposits:
Demand	$767,162	$756,236	$672,351
Interest Bearing Transaction	564,904	495,063	433,220
Savings and Money Market	827,588	760,119	702,441
Time	549,773	570,293	547,625
Total Deposits	2,709,427	2,581,711	2,355,637

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	49,409	50,119	89,221
Total Liabilities	2,769,146	2,642,140	2,455,168

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 812,304, 807,329 and 792,387 Shares Issued and Outstanding at September 30, 2017, December 31, 2016 and September 30, 2016, Respectively	8	8	8
Additional Paid-In Capital	93,624	90,671	82,004
Retained Earnings	208,443	189,313	186,920
Accumulated Other Comprehensive (Loss) Income	554	(11)	3,466
Total Shareholders' Equity	302,629	279,981	272,398
Total Liabilities and Shareholders' Equity	$3,071,775	$2,922,121	$2,727,566

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Income
Interest and Fees on Loans & Leases	$26,491	$23,523	$76,270	$67,909
Interest on Deposits with Banks	648	51	1,155	133
Interest on Investment Securities:
Taxable	2,038	1,210	6,174	4,113
Exempt from Federal Tax	432	478	1,321	1,447
Total Interest Income	29,609	25,262	84,920	73,602

Interest Expense
Deposits	1,644	1,004	4,353	2,691
Borrowed Funds	-	14	-	18
Subordinated Debentures	115	92	320	272
Total Interest Expense	1,759	1,110	4,673	2,981

Net Interest Income	27,850	24,152	80,247	70,621
Provision for Credit Losses	1,600	250	2,850	2,850
Net Interest Income After Provision for Credit Losses	26,250	23,902	77,397	67,771

Non-Interest Income
Service Charges on Deposit Accounts	897	877	2,591	2,517
Net Gain (Loss) on Sale of Investment Securities	-	3	131	(286)
Increase in Cash Surrender Value of Life Insurance	458	474	1,367	1,422
Debit Card and ATM Fees	990	847	2,877	2,540
Net Gain on Deferred Compensation Investments	510	1,630	1,703	1,969
Other	783	722	3,914	1,987
Total Non-Interest Income	3,638	4,553	12,583	10,149

Non-Interest Expense
Salaries and Employee Benefits	10,809	10,272	34,751	32,061
Net Gain on Deferred Compensation Investments	510	1,630	1,703	1,969
Occupancy	864	786	2,580	2,240
Equipment	957	853	2,970	2,552
Marketing	329	267	867	929
FDIC	233	320	694	960
Gain on Sale of ORE	-	-	(414)	(5,941)
Other	2,605	2,286	8,103	8,400
Total Non-Interest Expense	16,307	16,414	51,254	43,170

Income Before Income Taxes	13,581	12,041	38,726	34,750
Provision for Income Taxes	5,000	4,503	14,137	12,708
Net Income	$8,581	$7,538	$24,589	$22,042
Basic Earnings Per Common Share	$10.59	$9.51	$30.39	$27.82

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$8,581	$7,538	$24,589	$22,042

Other Comprehensive Income
Change in Net Unrealized Gains (Loss) on Available-for-Sale Securities	322	(709)	1,106	4,667
Deferred Tax (Benefit) Expense Related to Unrealized Gains	(135)	299	(465)	(1,962)
Reclassification Adjustment for Realized (Gain) Loss on Available-for-Sale Securities Included in Net Income	-	(3)	(131)	286
Deferred Tax (Benefit) Expense Related to Reclassification Adjustment	-	(409)	55	(120)
Change in Net Unrealized Gains on Available-for-Sale Securities, Net of Tax	187	(822)	565	2,871

Total Other Comprehensive Income (Loss)	187	(822)	565	2,871

Comprehensive Income	$8,768	$6,716	$25,154	$24,913

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Shareholders' Equity
Balance, January 1, 2016	790,787	$8	$81,164	$170,068	$595	$251,835
Net Income		-	-	22,042	-	22,042
Cash Dividends Declared on						-
Common Stock ($6.55 per share)		-	-	(5,190)	-	(5,190)
Issuance of Common Stock	1,600	-	840	-	-	840
Change in Net Unrealized Gain on Securities Available-for-Sale, Net of Tax		-	-	-	2,871	2,871
Balance, September 30, 2016	792,387	$8	$82,004	$186,920	$3,466	$272,398

Balance, January 1, 2017	807,329	$8	$90,671	$189,313	$(11)	$279,981
Net Income			-	24,589	-	24,589
Cash Dividends Declared on						-
Common Stock ($6.75 per share)		-	-	(5,459)	-	(5,459)
Issuance of Common Stock	4,975	-	2,953	-	-	2,953
Change in Net Unrealized Gain on Securities Available-for-Sale, Net of Tax		-	-	-	565	565
Balance, September 30, 2017	812,304	$8	$93,624	$208,443	$554	$302,629

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
(in thousands)	2017	2016
Operating Activities:
Net Income	$24,589	$22,042
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	2,850	2,850
Depreciation and Amortization	1,595	1,425
Net Amortization of Investment Security Premiums & Discounts	1,097	1,104
Amortization of Core Deposit Intangible	82	-
Accretion of Discount on Acquired Loans	(163)	-
Net (Gain) Loss on Sale of Investment Securities	(131)	286
Net (Gain) Loss on Sale of Property & Equipment	(1,189)	4
Net Gain on Sale of Other Real Estate	(414)	(5,941)
Net Change in Operating Assets & Liabilities:
Net Increase in Interest Receivable and Other Assets	(2,315)	(3,821)
Net (Decrease) Increase in Interest Payable and Other Liabilities	107	2,890
Net Cash Used in Operating Activities	26,108	20,839
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(208,985)	(288,874)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	201,001	314,726
Purchase of Investment Securities Held-to-Maturity	(1,070)	(1,807)
Proceeds from Matured or Called Securities Held-to-Maturity	3,592	4,260
Net Loans & Leases Paid, Originated or Acquired	(39,245)	(83,440)
Principal Collected on Loans & Leases Previously Charged Off	205	202
Additions to Premises and Equipment	(3,215)	(912)
Purchase of Other Investments	(12,728)	(6,334)
Proceeds from Sale of Property & Equipment	3,304	-
Proceeds from Sale of Other Real Estate	3,186	8,282
Net Cash Used in Investing Activities	(53,955)	(53,897)
Financing Activities:
Net Increase in Deposits	127,716	78,105
Cash Dividends	(5,459)	(5,190)
Net Cash Provided by Financing Activities	122,257	72,915
Increase in Cash and Cash Equivalents	94,410	39,857
Cash and Cash Equivalents at Beginning of Period	98,860	59,446
Cash and Cash Equivalents at End of Period	$193,270	$99,303
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$-	$538
Cash Payments Made for Income Taxes	$13,142	$9,591
Issuance of Common Stock to the Bank's Non-Qualified Retirement Plans	$2,953	$840
Interest Paid	$4,586	$2,813

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

The Company’s other subsidiaries include F & M Bancorp, Inc. and FMCB Statutory Trust I. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank. During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name “F & M Bank” as part of a larger effort to enhance the Company’s image and build brand name recognition. In December 2003, the Company formed a wholly owned subsidiary, FMCB Statutory Trust I, for the sole purpose of issuing Trust Preferred Securities and related subordinated debentures, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). FMCB Statutory Trust I is a non-consolidated subsidiary.

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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three-month and nine-month periods ended September 30, 2017 may not necessarily be indicative of future operating results.

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

Loans & Leases
Loans & leases are reported at the principal amount outstanding net of unearned discounts and deferred loan & lease fees and costs. Interest income on loans & leases is accrued daily on the outstanding balances using the simple interest method. Loan & lease origination fees are deferred and recognized over the contractual life of the loan or lease as an adjustment to the yield. Loans & leases are placed on non-accrual status when the collection of principal or interest is in doubt or when they become past due for 90 days or more unless they are both well-secured and in the process of collection. For this purpose, a loan or lease is considered well secured if it is collateralized by property having a net realizable value in excess of the amount of the loan or lease or is guaranteed by a financially capable party. When a loan or lease is placed on non-accrual status, the accrued and unpaid interest receivable is reversed and charged against current income; thereafter, interest income is recognized only as it is collected in cash. Additionally, cash would be applied to principal if all principal was not expected to be collected. Loans & leases placed on non-accrual status are returned to accrual status when the loans or leases are paid current as to principal, interest, and future payments are expected to be made in accordance with the contractual terms of the loan or lease.

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

A restructuring of a loan or lease constitutes a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the borrower’s (the term “borrower” is used herein to describe a customer who has entered into either a loan or lease transaction) financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans & leases typically present an elevated level of credit risk, as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment as described above.

Generally, the Company will not restructure loans or leases for borrowers unless: (1) the existing loan or lease is brought current as to principal and interest payments; and (2) the restructured loan or lease can be underwritten to reasonable underwriting standards. If these standards are not met other actions will be pursued (e.g., foreclosure) to collect outstanding loan or lease amounts. After restructure, a determination is made whether the loan or lease will be kept on accrual status based upon the underwriting and historical performance of the restructured credit.

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

When tax returns are filed, it is certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Business Combinations And Related Matters
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the fair value over the purchase price of net assets and other identifiable intangible assets acquired is recorded as bargain purchase gain. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of operations from the date of acquisition. Acquisition-related costs, including conversion charges, are expensed as incurred. The Company applied this guidance to the acquisition of Delta National Bancorp, which was consummated on November 18, 2016. The Company's consolidated financial statements reflect the operations of Delta National Bancorp beginning November 19, 2016.

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

	Amortized	Gross Unrealized		Fair/Book
September 30, 2017	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,091	$78	$-	$3,169
US Treasury Notes	144,657	2	249	144,410
US Govt SBA	31,732	45	86	31,691
Mortgage Backed Securities (1)	274,877	1,985	819	276,043
Other	1,010	-	-	1,010
Total	$455,367	$2,110	$1,154	$456,323

	Amortized	Gross Unrealized		Fair/Book
December 31, 2016	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,127	$114	$-	$3,241
US Treasury Notes	134,755	5	332	134,428
US Govt SBA	36,532	42	260	36,314
Mortgage Backed Securities (1)	272,858	1,725	1,313	273,270
Other	1,010	-	-	1,010
Total	$448,282	$1,886	$1,905	$448,263

	Amortized	Gross Unrealized		Fair/Book
September 30, 2016	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$83,129	$165	$1	$83,293
US Treasury Notes	85,470	211	-	85,681
Mortgage Backed Securities (1)	183,268	5,605	-	188,873
Other	1,010	-	-	1,010
Total	$352,877	$5,981	$1	$358,857

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
September 30, 2017	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$55,542	$749	$-	$56,291
Total	$55,542	$749	$-	$56,291

	Book	Gross Unrealized		Fair
December 31, 2016	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$58,109	$339	$40	$58,408
Total	$58,109	$339	$40	$58,408

	Book	Gross Unrealized		Fair
September 30, 2016	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$58,905	$1,549	$-	$60,454
Total	$58,905	$1,549	$-	$60,454

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at September 30, 2017 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
September 30, 2017	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$111,092	$111,024	$1,985	$1,989
After one year through five years	30,477	30,394	9,221	9,238
After five years through ten years	13,429	13,408	13,694	13,887
After ten years	25,492	25,454	30,642	31,177
	180,490	180,280	55,542	56,291

Investment securities not due at a single maturity date:
Mortgage-backed securities	274,877	276,043	-	-

Total	$455,367	$456,323	$55,542	$56,291

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
September 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$74,414	$249	$-	$-	$74,414	$249
US Govt SBA	18,669	86	-	-	18,669	86
Mortgage Backed Securities	122,887	819	-	-	122,887	819
Total	$215,970	$1,154	$-	$-	$215,970	$1,154

	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$99,429	$332	$-	$-	$99,429	$332
US Govt SBA	27,483	260	-	-	27,483	260
Mortgage Backed Securities	123,157	1,313	-	-	123,157	1,313
Total	$250,069	$1,905	$-	$-	$250,069	$1,905

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$7,251	$40	$-	$-	$7,251	$40
Total	$7,251	$40	$-	$-	$7,251	$40

	Less Than 12 Months		12 Months or More		Total
September 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
Government Agency & Government-Sponsored Entities	$59,993	$1	$-	$-	$59,993	$1
Total	$59,993	$1	$-	$-	$59,993	$1

As of September 30, 2017, the Company held 485 investment securities of which 156 were in a loss position for less than twelve months. No securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – The unrealized losses on the Company’s investment in securities of government agency and government sponsored entities were $0, $0, and $1,000 at September 30, 2017, December 31, 2016 and September 30, 2016, respectively. The unrealized losses were caused by interest rate fluctuations. Repayment of these investments is guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2017, December 31, 2016, and September 30, 2016.

U.S. Treasury Notes – At September 30, 2017, six U.S. Treasury Note security investments were in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Treasury Notes were $249,000 at September 30, 2017 and $332,000 at December 31, 2016. There were no U.S. Treasury Notes in a loss position at September 30, 2016. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2017 and December 31, 2016.

U.S. Government SBA – At September 30, 2017, 94 U.S. Government SBA security investments were in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Government SBA securities were $86,000 at September 30, 2017 and $260,000 at December 31, 2016. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2017 and December 31, 2016. The Company did not own any U.S. Government SBA securities prior to December 2016.

Mortgage Backed Securities – At September 30, 2017, 55 mortgage backed security investments were in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage backed securities were $819,000, $1.3 million, and $0 at September 30, 2017, December 31, 2016, and September 30, 2016, respectively. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017, December 31, 2016 and September 30, 2016, respectively.

Obligations of States and Political Subdivisions - At September 30, 2017, no obligations of states and political subdivisions were in a loss position for less than 12 months. None were in a loss position for 12 months or more. As of September 30, 2017, over ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the two percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $0, $40,000 and $0 at September 30, 2017, December 31, 2016 and September 30, 2016, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016 and September 30, 2016.

Proceeds from sales and calls of securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Proceeds	$-	$1,855	$7,831	$104,750
Gains	-	3	143	248
Losses	-	-	12	534

Pledged Securities
As of September 30, 2017, securities carried at $201.8 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $171.9 million at December 31, 2016, and $185.1 million at September 30, 2016.

Investment in Unconsolidated Subsidiary
On April 5, 2017, the Company purchased 4.9% of the voting shares of Bank of Rio Vista, Rio Vista, California for $1.4 million.  On July 3, 2017, the Federal Reserve Bank of San Francisco approved the Company’s application to acquire an additional 34.55% of the voting shares for $10.5 million.  The purchase of the additional shares closed on July 20, 2017. The Company, as per requirements outlined in ASC 323-10-15-6, does not have the ability to exercise significant influence over BORV’s operating and financial policies. Accordingly, the investment in BORV is accounted for under the cost method of accounting as Other Assets.

3. Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

September 30, 2017	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2017	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Charge-Offs	(109)	-	-	-	-	(7)	-	(114)	-	-	(230)
Recoveries	110	-	-	37	6	-	6	46	-	-	205
Provision	(14)	1,946	(473)	95	115	(14)	539	77	(392)	971	2,850
Ending Balance- September 30, 2017	$11,097	$11,396	$2,750	$997	$2,261	$7,360	$9,060	$209	$3,194	$2,420	$50,744
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2017	$11,242	$10,265	$2,687	$872	$2,170	$7,236	$9,544	$205	$2,952	$1,891	$49,064
Charge-Offs	-	-	-	-	-	-	-	(54)	-	-	(54)
Recoveries	99	-	-	18	1	-	2	14	-	-	134
Provision	(244)	1,131	63	107	90	124	(486)	44	242	529	1,600
Ending Balance- September 30, 2017	$11,097	$11,396	$2,750	$997	$2,261	$7,360	$9,060	$209	$3,194	$2,420	$50,744
Ending Balance Individually Evaluated for Impairment	385	-	-	61	17	69	231	5	-	-	768
Ending Balance Collectively Evaluated for Impairment	10,712	11,396	2,750	936	2,244	7,291	8,829	204	3,194	2,420	49,976
Loans & Leases:
Ending Balance	$683,037	$470,738	$162,167	$257,920	$33,350	$259,127	$257,951	$7,312	$85,177	$-	$2,216,779
Ending Balance Individually Evaluated for Impairment	4,855	-	-	1,887	369	368	1,752	7	-	-	9,238
Ending Balance Collectively Evaluated for Impairment	$678,182	$470,738	$162,167	$256,033	$32,981	$258,759	$256,199	$7,305	$85,177	$-	$2,207,541

December 31, 2016	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2016	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Charge-Offs	-	-	-	(21)	(46)	-	-	(105)	-	-	(172)
Recoveries	2	-	-	26	103	-	47	55	-	-	233
Provision	1,045	2,569	738	71	(63)	1,073	632	75	292	(97)	6,335
Ending Balance- December 31, 2016	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Ending Balance Individually Evaluated for Impairment	-	-	-	70	18	128	608	7	-	-	831
Ending Balance Collectively Evaluated for Impairment	11,110	9,450	3,223	795	2,122	7,253	7,907	193	3,586	1,449	47,088
Loans & Leases:
Ending Balance	$668,046	$467,685	$176,462	$242,247	$31,625	$295,325	$217,577	$6,913	$71,721	$-	$2,177,601
Ending Balance Individually Evaluated for Impairment	1,932	1,304	-	2,126	402	625	4,464	10	-	-	10,863
Ending Balance Collectively Evaluated for Impairment	$666,114	$466,381	$176,462	$240,121	$31,223	$294,700	$213,113	$6,903	$71,721	$-	$2,166,738

September 30, 2016	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2016	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Charge-Offs	-	-	-	(7)	(46)	-	-	(77)	-	-	(130)
Recoveries	2	-	-	13	102	-	45	41	-	-	203
Provision	57	2,490	(27)	34	(7)	(86)	(281)	40	250	380	2,850
Ending Balance- September 30, 2016	$10,122	$9,371	$2,458	$829	$2,195	$6,222	$7,600	$179	$3,544	$1,926	$44,446
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2016	$10,236	$9,501	$2,442	$837	$2,149	$6,223	$7,849	$170	$3,442	$1,269	$44,118
Charge-Offs	-	-	-	-	-	-	-	(25)	-	-	(25)
Recoveries	-	-	-	4	69	-	16	14	-	-	103
Provision	(114)	(130)	16	(12)	(23)	(1)	(265)	20	102	657	250
Ending Balance- September 30, 2016	$10,122	$9,371	$2,458	$829	$2,195	$6,222	$7,600	$179	$3,544	$1,926	$44,446
Ending Balance Individually Evaluated for Impairment	-	-	-	74	18	129	620	7	-	-	848
Ending Balance Collectively Evaluated for Impairment	10,122	9,371	2,458	755	2,177	6,093	6,980	172	3,544	1,926	43,598
Loans & Leases:
Ending Balance	$627,114	$439,972	$175,045	$238,376	$32,513	$274,704	$214,086	$6,975	$70,885	$-	$2,079,670
Ending Balance Individually Evaluated for Impairment	4,324	513	-	2,173	409	640	4,509	11	-	-	12,579
Ending Balance Collectively Evaluated for Impairment	$622,790	$439,459	$175,045	$236,203	$32,104	$274,064	$209,577	$6,964	$70,885	$-	$2,067,091

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $3.0 million at September 30, 2017, $3.3 million at December 31, 2016 and $4.9 million at September 30, 2016, which are no longer classified as TDRs.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

September 30, 2017	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$678,083	$4,458	$496	$683,037
Agricultural Real Estate	465,427	1,281	4,030	470,738
Real Estate Construction	152,989	9,178	-	162,167
Residential 1st Mortgages	256,906	43	971	257,920
Home Equity Lines & Loans	33,297	-	53	33,350
Agricultural	250,372	5,331	3,424	259,127
Commercial	253,144	4,184	623	257,951
Consumer & Other	7,142	-	170	7,312
Leases	82,889	2,288	-	85,177
Total	$2,180,249	$26,763	$9,767	$2,216,779

December 31, 2016	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$659,694	$6,817	$1,535	$668,046
Agricultural Real Estate	464,997	1,384	1,304	467,685
Real Estate Construction	176,462	-	-	176,462
Residential 1st Mortgages	241,816	47	384	242,247
Home Equity Lines and Loans	31,558	-	67	31,625
Agricultural	283,525	11,366	434	295,325
Commercial	208,172	6,974	2,431	217,577
Consumer & Other	6,705	-	208	6,913
Leases	71,721	-	-	71,721
Total	$2,144,650	$26,588	$6,363	$2,177,601

September 30, 2016	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$618,975	$7,141	$998	$627,114
Agricultural Real Estate	437,059	1,418	1,495	439,972
Real Estate Construction	173,556	1,489	-	175,045
Residential 1st Mortgages	237,254	404	718	238,376
Home Equity Lines & Loans	32,408	-	105	32,513
Agricultural	273,184	1,070	450	274,704
Commercial	204,119	7,105	2,862	214,086
Consumer & Other	6,816	-	159	6,975
Leases	70,885	-	-	70,885
Total	$2,054,256	$18,627	$6,787	$2,079,670

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at September 30, 2017, December 31, 2016, and September 30, 2016, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated (in thousands):

September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$683,037	$683,037
Agricultural Real Estate	-	-	-	-	-	470,738	470,738
Real Estate Construction	-	-	-	-	-	162,167	162,167
Residential 1st Mortgages	-	-	-	-	-	257,920	257,920
Home Equity Lines & Loans	-	-	-	-	-	33,350	33,350
Agricultural	-	-	-	-	-	259,127	259,127
Commercial	-	3	-	-	3	257,948	257,951
Consumer & Other	16	-	-	4	20	7,292	7,312
Leases	-	-	-	-	-	85,177	85,177
Total	$16	$3	$-	$4	$23	$2,216,756	$2,216,779

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$668,046	$668,046
Agricultural Real Estate	-	-	-	1,304	1,304	466,381	467,685
Real Estate Construction	-	-	-	-	-	176,462	176,462
Residential 1st Mortgages	-	-	-	95	95	242,152	242,247
Home Equity Lines and Loans	-	-	-	-	-	31,625	31,625
Agricultural	-	-	-	243	243	295,082	295,325
Commercial	-	-	-	1,425	1,425	216,152	217,577
Consumer & Other	10	-	-	7	17	6,896	6,913
Leases	-	-	-	-	-	71,721	71,721
Total	$10	$-	$-	$3,074	$3,084	$2,174,517	$2,177,601

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$998	$998	$626,116	$627,114
Agricultural Real Estate	-	983	-	322	1,305	438,667	439,972
Real Estate Construction	-	-	-	-	-	175,045	175,045
Residential 1st Mortgages	-	-	-	55	55	238,321	238,376
Home Equity Lines & Loans	-	-	-	-	-	32,513	32,513
Agricultural	-	-	-	243	243	274,461	274,704
Commercial	-	-	-	1,450	1,450	212,636	214,086
Consumer & Other	5	-	-	7	12	6,963	6,975
Leases	-	-	-	-	-	70,885	70,885
Total	$5	$983	$-	$3,075	$4,063	$2,075,607	$2,079,670

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

				Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$106	$107	$-	$107	$2	$121	$9
Agricultural Real Estate	-	-	-	488	-	868	-
Residential 1st Mortgages	399	456	-	403	3	415	6
Home Equity Lines & Loans	-	-	-	-	-	21	-
Agricultural	-	-	-	30	-	40	-
Commercial	-	-	-	-	-	504	-
	$505	$563	$-	$1,028	$5	$1,969	$15
With an allowance recorded:
Commercial Real Estate	$2,991	$2,977	$384	$3,000	$25	2,509	$80
Residential 1st Mortgages	519	574	26	472	3	442	12
Home Equity Lines & Loans	83	90	4	67	-	76	2
Agricultural	367	367	69	499	7	588	21
Commercial	1,760	1,752	234	1,696	14	1,624	44
Consumer & Other	4	11	4	14	-	12	-
	$5,724	$5,771	$721	$5,748	$49	5,251	$159
Total	$6,229	$6,334	$721	$6,776	$54	$7,220	$174

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$184	$184	$-	$354	$7
Residential 1st Mortgages	451	504	-	404	10
Home Equity Lines and Loans	-	-	-	181	-
Agricultural	-	-	-	144	5
Commercial	3,023	3,023	-	3,053	133
	$4,963	$5,016	$-	$4,705	$158
With an allowance recorded:
Residential 1st Mortgages	$430	$469	$21	$336	$13
Home Equity Lines and Loans	90	97	5	123	4
Agricultural	625	625	128	581	22
Commercial	1,441	1,640	608	1,536	8
Consumer & Other	6	13	6	12	-
	$2,592	$2,844	$768	$2,588	$47
Total	$7,555	$7,860	$768	$7,293	$205

				Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$1,074	$1,071	$-	$575	$2	$248	$6
Agricultural Real Estate	322	322	-	404	-	270	3
Residential 1st Mortgages	414	466	-	417	3	411	7
Home Equity Lines & Loans	-	-	-	-	-	339	-
Agricultural	191	191	-	192	2	193	5
Commercial	3,042	3,043	-	3,053	33	3,073	100
Consumer & Other	-	-		1	-	1	-
	$5,043	$5,093	$-	$4,642	$40	$4,535	$121
With an allowance recorded:
Residential 1st Mortgages	$430	$471	$21	$335	$3	$290	$9
Home Equity Lines & Loans	92	98	5	93	1	142	3
Agricultural	640	640	137	644	6	529	18
Commercial	1,466	1,648	620	1,536	-	1,599	8
Consumer & Other	7	13	7	8	-	18	-
	$2,635	$2,870	$790	$2,616	$10	$2,578	$38
Total	$7,678	$7,963	$790	$7,258	$50	$7,113	$159

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

At September 30, 2017, the Company allocated $721,000 of specific reserves to $6.2 million of troubled debt restructured loans & leases, all of which were performing. The Company had no commitments at September 30, 2017 to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the three and nine-month periods ending September 30, 2017, there were four loans & leases modified as a troubled debt restructuring. When a loan is restructured, the modification of the terms can include one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate were for 5 years. Modifications involving an extension of the maturity date ranged from 7 to 10 years.

The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three and nine-month periods ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	1	$112	$112	1	$112	$112
Home Equity Lines & Loans	1	32	32	1	32	32
Commercial	2	138	138	2	138	138
Total	4	$282	$282	4	$282	$282

The TDRs described above increased the allowance for credit losses by $13,000 for the three and nine-month periods ending September 30, 2017.

During the three and nine-months ended September 30, 2017, the twelve months ended December 31, 2016, and the three and nine-month periods ending September 30, 2016 there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

During the three-month period ending September 30, 2016, there was one loan modified as a troubled debt restructuring. During the nine-month period ending September 30, 2016, the terms of certain loans & leases were modified as troubled debt restructurings. The modification of the terms of such loans & leases can include one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

At September 30, 2017, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At September 30, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,169	$-	$3,169	$-
US Treasury Notes	144,410	144,410	-	-
US Govt SBA	31,691	-	31,691	-
Mortgage Backed Securities	276,043	-	276,043	-
Other	1,010	200	310	500
Total Assets Measured at Fair Value On a Recurring Basis	$456,323	$144,610	$311,213	$500

		Fair Value Measurements At December 31, 2016, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,241	$-	$3,241	$-
US Treasury Notes	134,428	134,428	-	-
US Govt SBA	36,314	-	36,314	-
Mortgage Backed Securities	273,270	-	273,270	-
Other	1,010	200	310	500
Total Assets Measured at Fair Value On a Recurring Basis	$448,263	$134,628	$313,135	$500

		Fair Value Measurements At September 30, 2016, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$83,293	$-	$83,293	$-
US Treasury Notes	85,681	85,681	-	-
Mortgage Backed Securities	188,873	-	188,873	-
Other	1,010	200	310	500
Total Assets Measured at Fair Value On a Recurring Basis	$358,857	$85,881	$272,476	$500

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the three and nine-months ended September 30, 2017 and 2016, there were no transfers in or out of Level 1, 2, or 3.

Available for sale investment securities categorized as Level 3 assets for the period ended September 30, 2017, December 31, 2016, and September 30, 2016, consisted of a $500,000 investment in a limited liability company that purchases SBA loans. There were no gains or losses or transfers in or out of level 3 during the periods ended September 30, 2017, December 31, 2016, and September 30, 2016.

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
		Fair Value Measurements At September 30, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$2,594	$-	$-	$2,594
Residential 1st Mortgage	491	-	-	491
Home Equity Lines and Loans	78	-	-	78
Agricultural	298	-	-	298
Commercial	1,519	-	-	1,519
Total Impaired Loans	4,980	-	-	4,980
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,853	$-	$-	$5,853

		Fair Value Measurements At December 31, 2016, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential 1st Mortgage	$480	$-	$-	$480
Home Equity Lines and Loans	83	-	-	83
Agricultural	497	-	-	497
Commercial	833	-	-	833
Total Impaired Loans	1,893	-	-	1,893
Other Real Estate:
Home Equity Lines and Loans	785	-	-	785
Real Estate Construction	2,960	-	-	2,960
Total Other Real Estate	3,745	-	-	3,745
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,638	$-	$-	$5,638

		Fair Value Measurements At September 30, 2016, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgage	$496	$-	$-	$496
Home Equity Lines and Loans	84	-	-	84
Agricultural	503	-	-	503
Commercial	847	-	-	847
Total Impaired Loans	1,930	-	-	1,930
Other Real Estate
Home Equity Lines and Loans	785	-	-	785
Total Other Real Estate	785	-	-	785
Total Assets Measured at Fair Value On a Non-Recurring Basis	$2,715	$-	$-	$2,715

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2017:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Commercial Real Estate	$2,594	Income Approach	Discount Rate	3.25% - 3.25%, 3.25%
Residential 1st Mortgage	$491	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 4%, 3%
Home Equity Lines and Loans	$78	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 2%
Agricultural	$298	Income Approach	Discount Rate	7.50% - 7.50%, 7.50%
Commercial	$1,519	Income Approach	Discount Rate	2.00% - 9.00%, 3.00%

Other Real Estate
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10% - 10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
September 30, 2017 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$193,270	$193,270	$-	$-	$193,270

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	3,169	-	3,169	-	3,169
U.S. Govt SBA	31,691	-	31,691	-	31,691
U.S. Treasury Notes	144,410	144,410	-	-	144,410
Mortgage Backed Securities	276,043	-	276,043	-	276,043
Other	1,010	200	310	500	1,010
Total Investment Securities Available-for-Sale	456,323	144,610	311,213	500	456,323

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	55,542	-	39,254	17,037	56,292
Total Investment Securities Held-to-Maturity	55,542	-	39,254	17,037	56,292

FHLB Stock	10,342	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	671,940	-	-	665,566	665,566
Agricultural Real Estate	459,342	-	-	446,684	446,684
Real Estate Construction	159,417	-	-	159,131	159,131
Residential 1st Mortgages	256,923	-	-	258,256	258,256
Home Equity Lines and Loans	31,089	-	-	31,869	31,869
Agricultural	251,767	-	-	249,995	249,995
Commercial	248,891	-	-	247,344	247,344
Consumer & Other	7,103	-	-	7,067	7,067
Leases	81,983	-	-	85,032	85,032
Unallocated Allowance	(2,420)	-	-	(2,420)	(2,420)
Total Loans & Leases, Net of Deferred Fees & Allowance	2,166,035	-	-	2,148,524	2,148,524
Accrued Interest Receivable	11,498	-	11,498	-	11,498

Liabilities:
Deposits:
Demand	767,162	767,162	-	-	767,162
Interest Bearing Transaction	564,904	564,904	-	-	564,904
Savings and Money Market	827,588	827,588	-	-	827,588
Time	549,773	-	547,796	-	547,796
Total Deposits	2,709,427	2,159,654	547,796	-	2,707,450
Subordinated Debentures	10,310	-	6,589	-	6,589
Accrued Interest Payable	939	-	939	-	939

		Fair Value of Financial Instruments Using
December 31, 2016 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$98,960	$98,960	$-	$-	$98,960

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	3,241	-	3,241	-	3,241
U.S. Govt SBA	36,314	-	36,314	-	36,314
U.S. Treasury Notes	134,428	134,428	-	-	134,428
Mortgage Backed Securities	273,270	-	273,270	-	273,270
Other	1,010	200	310	500	1,010
Total Investment Securities Available-for-Sale	448,263	134,628	313,135	500	448,263

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	58,109	-	40,415	17,993	58,408
Total Investment Securities Held-to-Maturity	58,109	-	40,415	17,993	58,408

FHLB Stock	8,872	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	656,936	-	-	651,877	651,877
Agricultural Real Estate	458,235	-	-	444,393	444,393
Real Estate Construction	173,239	-	-	172,682	172,682
Residential 1st Mortgages	241,382	-	-	241,174	241,174
Home Equity Lines and Loans	29,485	-	-	30,495	30,495
Agricultural	287,944	-	-	286,074	286,074
Commercial	209,062	-	-	207,215	207,215
Consumer & Other	6,713	-	-	6,706	6,706
Leases	68,135	-	-	67,893	67,893
Unallocated Allowance	(1,449)	-	-	(1,449)	(1,449)
Total Loans & Leases, Net of Deferred Fees & Allowance	2,129,682	-	-	2,107,060	2,107,060
Accrued Interest Receivable	10,047	-	10,047	-	10,047

Liabilities:
Deposits:
Demand	756,236	756,236	-	-	756,236
Interest Bearing Transaction	495,063	495,063	-	-	495,063
Savings and Money Market	760,119	760,119	-	-	760,119
Time	570,293	-	569,183	-	569,183
Total Deposits	2,581,711	2,011,418	569,183	-	2,580,601
Subordinated Debentures	10,310	-	6,578	-	6,578
Accrued Interest Payable	852	-	852	-	852

		Fair Value of Financial Instruments Using
September 30, 2016 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$99,303	$99,303	$-	$-	$99,303

Investment Securities Available-for-Sale:
Government Agency & Government-Sponsored Entities	83,293	-	83,293	-	83,293
US Treasury Notes	85,681	85,681	-	-	85,681
Mortgage Backed Securities	188,873	-	188,873	-	188,873
Other	1,010	200	310	500	1,010
Total Investment Securities Available-for-Sale	358,857	85,881	272,476	500	358,857

Investment Securities Held-to-Maturity:
Obligations of States and Political Subdivisions	58,905	-	42,675	17,779	60,454
Total Investment Securities Held-to-Maturity	58,905	-	42,675	17,779	60,454

FHLB Stock	8,872	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance:
Commercial Real Estate	616,992	-	-	620,655	620,655
Agricultural Real Estate	430,601	-	-	422,056	422,056
Real Estate Construction	172,587	-	-	172,358	172,358
Residential 1st Mortgages	237,547	-	-	241,703	241,703
Home Equity Lines and Loans	30,318	-	-	31,397	31,397
Agricultural	268,482	-	-	267,101	267,101
Commercial	206,486	-	-	205,769	205,769
Consumer & Other	6,796	-	-	6,832	6,832
Leases	67,341			69,408	69,408
Unallocated Allowance	(1,926)	-	-	(1,926)	(1,926)
Total Loans & Leases, Net of Deferred Fees & Allowance	2,035,224	-	-	2,035,353	2,035,353
Accrued Interest Receivable	10,116	-	10,116	-	10,116

Liabilities:
Deposits:
Demand	672,351	672,351	-	-	672,351
Interest Bearing Transaction	433,220	433,220	-	-	433,220
Savings and Money Market	702,441	702,441	-	-	702,441
Time	547,625	-	547,145	-	547,145
Total Deposits	2,355,637	1,808,012	547,145	-	2,355,157
Subordinated Debentures	10,310	-	6,606	-	6,606
Accrued Interest Payable	681	-	681	-	681

Fair value estimates presented herein are based on pertinent information available to management as of September 30, 2017, December 31, 2016, and September 30, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has no securities or other contracts, such as stock options, that could require the issuance of common stock.   Accordingly, diluted earnings per share are not presented. The following table calculates the basic earnings per common share for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(net income in thousands)	2017	2016	2017	2016
Net Income	$8,581	$7,538	$24,589	$22,042
Weighted Average Number of Common Shares Outstanding	810,291	792,387	809,002	792,223
Basic Earnings Per Common Share Amount	$10.59	$9.51	$30.39	$27.82

7. Shareholders’ Equity

During the first and third quarters of 2017, the Company issued a combined total 4,975 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at prices ranging from $590.00 to $595.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

During the first quarter of 2016, the Company issued 1,600 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $525 per share based upon a valuation completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2017. This analysis should be read in conjunction with our 2016 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

For the three and nine months ended September 30, 2017, Farmers & Merchants Bancorp reported net income of $8,581,000 and $24,589,000, earnings per share of $10.59 and $30.39 and return on average assets of 1.13% and 1.10%, respectively. Return on average shareholders’ equity was 11.54% and 11.28% for the three and nine months ended September 30, 2017.

For the three and nine months ended September 30, 2016, Farmers & Merchants Bancorp reported net income of $7,538,000 and $22,042,000, earnings per share of $9.51 and $27.82 and return on average assets of 1.14% and 1.13%, respectively. Return on average shareholders’ equity was 11.22% and 11.16% for the three and nine months ended September 30, 2016.

The following is a summary of the financial results for the nine-month period ended September 30, 2017 compared to September 30, 2016.

•	Net income increased 11.6% to $24.6 million from $22.0 million.

•	Earnings per share increased 9.2% to $30.39 from $27.82.

•	Total assets increased 12.6% to $3.1 billion from $2.7 billion.

•	Total loans & leases increased 6.6% to $2.2 billion from $2.1 billion.

•	Total deposits increased 15.0% to $2.7 billion from $2.4 billion.

The primary reasons for the Company’s $4.0 million or 11.4% increase in pre-tax income in the first nine months of 2017 as compared to the same period of 2016 were:

•	A $9.63 million increase in net interest income related to the growth in earning assets.

•	A $1.17 million increase in the gain on sale of fixed assets related to the disposition of one of the Company’s properties.

•	A $417,000 increase in gain on sale of investment securities.

•	A $919,000 reduction in non-interest expense related to the Delta Bancorp acquisition that took place in 2016.

These positive impacts were partially offset by:

•
A $5.53 million increase in non-interest expense related to a non-recurring gain on sale of ORE that took place in the first quarter of the prior year (2016) and was recorded as a reduction to non-interest expense.

•	A $2.69 million increase in salaries and employee benefits.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and nine-month periods ended September 30, 2017 and 2016.

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

The Volume and Rate Analysis of Net Interest Income summarizes the changes in interest income and interest expense based on changes in average asset and liability balances (volume) and changes in average rates (rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to: (1) changes in volume (change in volume multiplied by initial rate); (2) changes in rate (change in rate multiplied by initial volume); and (3) changes in rate/volume, also called  “changes in mix” (allocated in proportion to the respective volume and rate components).

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended Sept 30, 2017			Three Months Ended Sept 30, 2016
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$189,647	$648	1.36%	$39,523	$51	0.51%
Investment Securities:
U.S. Treasuries	80,985	224	1.11%	65,719	157	0.96%
U.S. Govt SBA	32,458	162	2.00%	-	-	0.00%
Government Agency & Government-Sponsored Entities	3,098	22	2.84%	31,186	33	0.42%
Obligations of States and Political Subdivisions - Non-Taxable	56,036	663	4.73%	60,401	735	4.87%
Mortgage Backed Securities	282,477	1,623	2.30%	195,840	1,014	2.07%
Other	1,010	6	2.38%	1,010	5	1.98%
Total Investment Securities	456,064	2,700	2.37%	354,156	1,944	2.20%

Loans & Leases:
Real Estate	1,565,218	18,889	4.79%	1,477,705	17,208	4.62%
Home Equity Lines & Loans	32,705	430	5.22%	32,064	401	4.96%
Agricultural	260,398	3,083	4.70%	272,799	2,846	4.14%
Commercial	258,574	3,041	4.67%	215,727	2,246	4.13%
Consumer	5,872	73	4.93%	4,957	64	5.12%
Other	1,678	9	2.13%	1,968	11	2.22%
Leases	80,629	966	4.75%	70,088	747	4.23%
Total Loans & Leases	2,205,074	26,491	4.77%	2,075,308	23,523	4.50%
Total Earning Assets	2,850,785	$29,839	4.15%	2,468,987	$25,518	4.10%

Unrealized (Loss) Gain on Securities Available-for-Sale	1,334			1,051
Allowance for Credit Losses	(49,889)			(44,245)
Cash and Due From Banks	45,084			45,559
All Other Assets	198,054			174,043
Total Assets	$3,045,368			$2,645,395

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$553,394	$321	0.23%	$433,733	$149	0.14%
Savings and Money Market	812,749	340	0.17%	714,597	269	0.15%
Time Deposits	579,527	982	0.67%	522,397	586	0.45%
Total Interest Bearing Deposits	1,945,670	1,643	0.34%	1,670,727	1,004	0.24%
Federal Home Loan Bank Advances	-	-	0.00%	11,814	14	0.47%
Subordinated Debentures	10,310	115	4.43%	10,310	92	3.54%
Total Interest Bearing Liabilities	1,955,980	$1,758	0.36%	1,692,851	$1,110	0.26%
Interest Rate Spread			3.80%			3.84%
Demand Deposits (Non-Interest Bearing)	741,839			633,487
All Other Liabilities	50,210			50,291
Total Liabilities	2,748,029			2,376,629

Shareholders' Equity	297,339			268,766
Total Liabilities & Shareholders' Equity	$3,045,368			$2,645,395
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.11%			0.08%
Net Interest Income and Margin on Total Earning Assets		28,081	3.91%		24,408	3.92%
Tax Equivalent Adjustment		(231)			(256)
Net Interest Income		$27,850	3.88%		$24,152	3.88%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.4 million and $1.6 million for the quarters ended September 30, 2017 and 2016, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Nine Months Ended Sept. 30, 2017			Nine Months Ended Sept. 30, 2016
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$142,717	$1,155	1.08%	$34,974	$133	0.51%
Investment Securities:
U.S. Treasuries	82,441	665	1.08%	54,518	384	0.94%
U.S. Govt SBA	34,125	412	1.61%	-	-	0.00%
Government Agency & Government-Sponsored Entities	3,109	66	2.83%	27,191	166	0.81%
Obligations of States and Political Subdivisions - Non-Taxable	56,945	2,026	4.74%	61,067	2,222	4.85%
Mortgage Backed Securities	291,179	5,013	2.30%	215,878	3,551	2.19%
Other	1,010	17	2.24%	679	11	2.16%
Total Investment Securities	468,809	8,199	2.33%	359,333	6,334	2.35%

Loans & Leases:
Real Estate	1,561,675	55,021	4.71%	1,444,164	49,637	4.60%
Home Equity Lines & Loans	32,109	1,217	5.07%	31,931	1,181	4.95%
Agricultural	266,205	9,015	4.53%	264,346	8,100	4.10%
Commercial	233,853	8,064	4.61%	218,069	6,641	4.07%
Consumer	5,592	221	5.28%	4,977	211	5.67%
Other	1,679	28	2.23%	1,968	33	2.24%
Leases	77,508	2,704	4.66%	66,964	2,106	4.20%
Total Loans & Leases	2,178,621	76,270	4.68%	2,032,419	67,909	4.47%
Total Earning Assets	2,790,147	$85,624	4.10%	2,426,726	$74,376	4.10%

Unrealized Gain on Securities Available-for-Sale	746			5,294
Allowance for Credit Losses	(48,887)			(43,329)
Cash and Due From Banks	44,896			43,274
All Other Assets	190,732			171,397
Total Assets	$2,977,634			$2,603,362

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$516,867	$723	0.19%	$413,782	$385	0.12%
Savings and Money Market	802,778	954	0.16%	723,480	811	0.15%
Time Deposits	584,773	2,675	0.61%	497,795	1,495	0.40%
Total Interest Bearing Deposits	1,904,418	4,352	0.31%	1,635,057	2,691	0.22%
Federal Home Loan Bank Advances	1	-	0.00%	5,235	18	0.46%
Subordinated Debentures	10,310	320	4.15%	10,310	272	3.53%
Total Interest Bearing Liabilities	1,914,729	$4,672	0.33%	1,650,602	$2,981	0.24%
Interest Rate Spread			3.78%			3.86%
Demand Deposits (Non-Interest Bearing)	721,808			639,376
All Other Liabilities	50,394			49,992
Total Liabilities	2,686,931			2,339,970

Shareholders' Equity	290,703			263,392
Total Liabilities & Shareholders' Equity	$2,977,634			$2,603,362
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.10%			0.08%
Net Interest Income and Margin on Total Earning Assets		80,952	3.88%		71,395	3.93%
Tax Equivalent Adjustment		(705)			(774)
Net Interest Income		$80,247	3.85%		$70,621	3.89%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $3.6 million and $3.8 million for the nine months ended September 30, 2017 and 2016, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(in thousands)	Three Months Ended Sept. 30, 2017 compared to Sept. 30, 2016			Nine Months Ended Sept. 30, 2017 compared to Sept. 30, 2016
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$417	$180	$597	749	273	$1,022
Investment Securities:
U.S. Treasuries	40	27	67	219	62	281
U.S. Govt SBA	162	-	162	412	-	412
Government Agency & Government-Sponsored Entities	(52)	41	(11)	(243)	143	(100)
Obligations of States and Political Subdivisions - Non-Taxable	(52)	(21)	(73)	(148)	(48)	(196)
Mortgage Backed Securities	488	121	609	1,289	173	1,462
Other	-	1	1	6	-	6
Total Investment Securities	586	169	755	1,535	330	1,865

Loans & Leases:
Real Estate	1,042	639	1,681	4,117	1,267	5,384
Home Equity Lines & Loans	9	20	29	8	29	36
Agricultural	(133)	370	237	58	857	915
Commercial	481	314	795	503	920	1,423
Consumer	11	(2)	9	25	(15)	10
Other	(2)	-	(2)	(6)	-	(5)
Leases	120	99	219	353	245	598
Total Loans & Leases	1,528	1,440	2,968	5,058	3,303	8,361
Total Earning Assets	2,531	1,789	4,320	7,342	3,906	11,248

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	49	123	172	112	226	338
Savings and Money Market	39	32	71	93	51	143
Time	70	326	396	296	884	1,180
Total Interest Bearing Deposits	158	481	639	501	1,161	1,661
Other Borrowed Funds	(7)	(7)	(14)	(18)	-	(18)
Subordinated Debentures	-	23	23	-	48	48
Total Interest Bearing Liabilities	151	497	648	483	1,209	1,691
Total Change on a Tax Equivalent Basis	$2,380	$1,292	$3,672	$6,859	$2,697	$9,557

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Third Quarter 2017 vs. Third Quarter 2016
Net interest income for the third quarter of 2017 increased 15.3% or $3.7 million to $27.9 million. On a fully taxable equivalent basis, net interest income increased 15.1% and totaled $28.1 million for the third quarter of 2017. As more fully discussed below, the increase in net interest income was due primarily to a $381.8 million increase in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended September 30, 2017, the Company’s net interest margin was 3.91% compared to 3.92% for the quarter ended September 30, 2016. This decrease in net interest margin was due primarily to mix changes that occurred from the Company’s deposit growth outstripping loan growth, thereby resulting in a decrease in loans as a percentage of average earning assets.

Average loans & leases totaled $2.2 billion for the quarter ended September 30, 2017; an increase of $129.8 million compared to the average balance for the quarter ended September 30, 2016. Loans & leases decreased from 84.1% of average earning assets at September 30, 2016 to 77.1% at September 30, 2017. The annualized yield on the Company’s loan & lease portfolio increased to 4.77% for the quarter ended September 30, 2017, compared to 4.50% for the quarter ended September 30, 2016. Overall, the positive impact on interest revenue from the increase in loan & lease balances and rising yields resulted in interest revenue from loans & leases increasing 12.6% to $26.5 million for quarter ended September 30, 2017. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place even greater negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Since the risk factor for investments is typically lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases. Average investment securities totaled $456.1 million for the quarter ended September 30, 2017; an increase of $101.9 million compared to the average balance for the quarter ended September 30, 2016. Tax equivalent interest income on securities increased $755,000 to $2.7 million for the quarter ended September 30, 2017, compared to $1.9 million for the quarter ended September 30, 2016. The average investment portfolio yield, on a tax equivalent basis, was 2.37% for the quarter ended September 30, 2017, compared to 2.20% for the quarter ended September 30, 2016. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2017. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest bearing deposits with banks consisted of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which increased to 1.25% in June 2017. Average interest bearing deposits with banks for the quarter ended September 30, 2017, were $189.6 million, an increase of $150.1 million compared to the average balance for the quarter ended September 30, 2016. Interest income on interest bearing deposits with banks for the quarter ended September 30, 2017, increased $597,000 to $648,000 compared to the quarter ended September 30, 2016.

Average interest-bearing liabilities increased $263.1 million or 15.5% during the third quarter of 2017. Of that increase: (1) interest-bearing transaction deposits increased $119.7 million; (2) savings and money market deposits increased $98.2 million; (3) time deposits increased $57.1 million; (4) Federal Home Loan Bank (“FHLB”) Advances decreased $11.8 million (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $1.6 million for the third quarter of 2017 as compared to $1.0 million for the third quarter of 2016. The average rate paid on interest-bearing deposits was 0.34% for the third quarter of 2017 compared to 0.24% for the third quarter of 2016.

Nine Months Ending September 30, 2017 vs. Nine Months Ending September 30, 2016
During the first nine months of 2017, net interest income increased 13.6% to $80.2 million, compared to $70.6 million at September 30, 2016. On a fully taxable equivalent basis, net interest income increased 13.4% and totaled $81.0 million at September 30, 2017, compared to $71.4 million at September 30, 2016. The increase in net interest income was due primarily to a $363.4 million increase in average earning assets.

For the nine months ended September 30, 2017, the Company’s net interest margin was 3.88% compared to 3.93% for the same period in 2016. This decrease in net interest margin was due primarily to mix changes that occurred from the Company’s deposit growth outstripping loan growth, thereby resulting in a decrease in loans as a percentage of average earning assets.

The average balance of loans & leases increased by $146.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The yield on the loan & lease portfolio increased 21 basis points to 4.68% for the nine months ended September 30, 2017 compared to 4.47% for the nine months ended September 30, 2016. This increase in yield was enhanced by the increase in the average balance of loans resulting in interest income from loans & leases increasing 12.3% or $8.4 million for the first nine months of 2017.

Average investment securities were $468.8 million for the nine months ended September 30, 2017 compared to $359.3 million for the same period in 2016. The average tax equivalent yield for the nine months ended September 30, 2017 was 2.33% compared to 2.35% for the nine months ended September 30, 2016. Despite this decrease in yield, because of the increase in balances, interest income increased $1.9 million or 29.4%, for the nine months ended September 30, 2017.

Average interest bearing deposits with banks consisted of FRB deposits. Deposits with the FRB earn interest at the Fed Funds rate, which increased to 1.25% in June 2017. Average interest bearing deposits with banks for the nine-months ended September 30, 2017, was $142.7 million, an increase of $107.7 million compared to the average balance for the nine-months ended September 30, 2016. Interest income on interest bearing deposits with banks for the nine-months ended September 30, 2017, increased $1.0 million to $1.2 million compared to the nine-months ended September 30, 2016.

Average interest-bearing liabilities increased $264.1 million or 16.0% during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Of that increase: (1) interest-bearing deposits increased $269.4 million; (2) FHLB advances decreased $5.2 million; and (3) subordinated debentures remained unchanged.

Total interest expense on interest bearing deposits was $4.4 million for the first nine months of 2017 as compared to $2.7 million for the first nine months of 2016. The average rate paid on interest-bearing deposits was 0.31% in the first nine months of 2017 and 0.22% in the first nine months of 2016.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has strengthened throughout most of the Central Valley, for the most part housing prices remain below peak levels and unemployment rates remain above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of September 30, 2017, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The State of California experienced drought conditions from 2013 through most of 2016.  Although significant levels of rain and snow in late 2016 and early 2017 have alleviated drought conditions in many areas of California, including the Company’s primary service area, the long-term risks associated with the availability of water continue to exist.

The Company made a $2.9 million provision for credit losses during the first nine months of both 2017 and 2016. Net charge-offs during the first nine months of 2017 were $25,000 compared to net recoveries of $73,000 in the first nine months of 2016. See “Overview – Looking Forward: 2017 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2016 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of September 30, 2017, was adequate.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Balance at Beginning of Period	$49,064	$44,118	$47,919	$41,523
Charge-Offs	(54)	(25)	(230)	(130)
Recoveries	134	103	205	203
Provision	1,600	250	2,850	2,850
Balance at End of Period	$50,744	$44,446	$50,744	$44,446

The table below breaks out current quarter activity by portfolio segment (in thousands):

September 30, 2017	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2017	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Charge-Offs	(109)	-	-	-	-	(7)	-	(114)	-	-	(230)
Recoveries	110	-	-	37	6	-	6	46	-	-	205
Provision	(14)	1,946	(473)	95	115	(14)	539	77	(392)	971	2,850
Ending Balance- September 30, 2017	$11,097	$11,396	$2,750	$997	$2,261	$7,360	$9,060	$209	$3,194	$2,420	$50,744
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2017	$11,242	$10,265	$2,687	$872	$2,170	$7,236	$9,544	$205	$2,952	$1,891	$49,064
Charge-Offs	-	-	-	-	-	-	-	(54)	-	-	(54)
Recoveries	99	-	-	18	1	-	2	14	-	-	134
Provision	(244)	1,131	63	107	90	124	(486)	44	242	529	1,600
Ending Balance- September 30, 2017	$11,097	$11,396	$2,750	$997	$2,261	$7,360	$9,060	$209	$3,194	$2,420	$50,744

The Allowance for Credit Losses at September 30, 2017 increased $2.8 million from December 31, 2016. The allowance allocated to the following portfolio segments changed materially during the first nine months of 2017:

•
Agricultural and Agricultural Real Estate allowance balances increased $1.9 million due primarily to an increase of $6.8 million in substandard loans related to one borrower offset somewhat by a decrease in Agricultural loan balances.

•
Real Estate Construction allowance balances decreased $473,000 due to a decrease in loan balances combined with a decline in the overall risk of the portfolio as several major projects moved out of the construction phase and into lease-up.

•	Commercial allowance balances increased $545,000 million due to an increase in loan balances.

•
Lease allowance balances decreased $392,000 due to the Company’s assessment that approximately five years of experience in this financing segment supported the elimination of the qualitative factor for “new market segments” in the loan loss allowance.

•	Residential 1st mortgage and home equity balances increased $253,000 due to an increase in loan balances.

•
The unallocated allowance balance increased $971,000 from December 31, 2016. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. Included in the unallocated allowance is the Company’s estimate of the risk of losses that are attributable to national or local economic, political, or industry trends, which have occurred but have not yet been recognized in loan charge-off history.

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

Third Quarter 2017 vs. Third Quarter 2016
Non-interest income decreased $914,000 or 20.1% for the three months ended September 30, 2017, compared to the same period of 2016. This decrease was primarily due to a $1.1 million decrease in the net gain on deferred compensation investments for the third quarter of 2017 compared to the same period in 2016.

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

Nine Months Ending September 30, 2017 vs. Nine Months Ending September 30, 2016
Non‑interest income increased $2.4 million or 24.0% for the nine months ended September 30, 2017 compared to the same period of 2016. This increase was primarily due to: (1) a $417,000 increase in the net gain on the sale of investment securities; (2) a $337,000 increase in debit card and ATM fees; (3) a $1.2 million increase in the gain on sale of fixed assets related to the disposition of one of the Company’s properties; and (4) $453,000 in non-recurring fees from certain loan customers. These increases were partially offset by a $266,000 decrease in the net gain on deferred compensation investments.

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

Third Quarter 2017 vs. Third Quarter 2016
Overall, non-interest expense decreased $107,000 or 0.7% for the three months ended September 30, 2017, compared to the same period in 2016. This decrease was primarily comprised of a $1.1 million decrease in the net gain on deferred compensation investments offset by: (1) a $537,000 increase in salaries and employee benefits primarily related to salary increases that took place in July 2017 and increased contributions to retirement and profit sharing plans; (2) a $182,000 increase in occupancy and equipment; and (3) a $195,000 write-off of capitalized development costs for a branch construction project that has been postponed.

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

Nine Months Ending September 30, 2017 vs. Nine Months Ending September 30, 2016
Non-interest expense increased $8.1 million or 18.7% for the nine months ended September 30, 2017, compared to the same period of 2016. This increase was primarily comprised of: (1) a $2.7 million increase in salaries and employee benefits primarily related to salary increases that took place in July 2017 and increased contributions to retirement and profit sharing plans; (2) occupancy and equipment increases in the amount of $758,000, which related to occupancy, repairs & maintenance for various locations; and (3) a $5.5 million gain on the sale of ORE property that took place in the prior year (2016) and was recorded as a reduction to non-interest expense. These increases were partially offset by: (1) a $266,000 decrease in the net gain on deferred compensation investments; (2) a $266,000 decrease in FDIC insurance expense; and (3) a $919,000 decrease in legal, consulting and other professional services related to the Delta Bancorp acquisition that took place in 2016.

Income Taxes
The provision for income taxes increased 11.0% to $5.0 million for the third quarter of 2017. The Company’s effective tax rate was 36.8% for the third quarter of 2017 and 37.4% for the third quarter of 2016.

The provision for income taxes increased 11.2% to $14.1 million for the first nine months of 2017. The Company’s effective tax rate for the first nine months of 2017 was 36.5% compared to 36.6% for the same period in 2016.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at September 30, 2017, as compared to December 31, 2016 and to September 30, 2016. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans & leases. The debt securities in the Company’s investment portfolio have historically been comprised primarily of: (1) mortgage-backed securities issued by federal government-sponsored entities; (2) debt securities issued by US Treasury, government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, at certain times, the Company has selectively added investment grade corporate securities (floating rate and fixed rate with maturities less than 5 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity without subjecting the Company to the interest rate risk associated with mortgage-backed securities. Additionally, during the first nine months of 2017 the Company invested $11.9 million in the voting shares of Bank of Rio Vista.

The Company’s investment portfolio at September 30, 2017 was $511.9 million compared to $506.4 million at the end of 2016, an increase of $5.5 million or 1.1%. At September 30, 2016, the investment portfolio totaled $417.8 million. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company currently invests most of its available funds in either shorter term U.S. Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities.  As part of the acquisition of Delta National Bancorp that took place in November 2016, the Company now owns $31.7 million of floating rate U.S. Government SBA securities.

The Company's total investment portfolio currently represents 16.7% of the Company’s total assets as compared to 17.3% at December 31, 2016, and 15.7% at September 30, 2016.

As of September 30, 2017, the Company held $55.5 million of municipal investments, of which $38.5 million were bank-qualified municipal bonds, all classified as HTM. In order to comply with Section 939A of the Dodd-Frank Act, the Company: (1) only invests in bonds rated AA or better; and (2) performs its own credit analysis on new purchases of municipal bonds. As of September 30, 2017, ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately two percent ($420,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $149.1 million at September 30, 2017, $44.0 million at December 31, 2016 and $42.9 million at September 30, 2016.

The Company classifies its investments as HTM, trading, or AFS. Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, 2017, December 31, 2016 and September 30, 2016, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Loans & Leases
Loans & leases can be categorized by borrowing purpose and use of funds. Common examples of loans & leases made by the Company include:

Commercial and Agricultural Real Estate - These are loans secured by farmland, commercial real estate, multifamily residential properties, and other non-farm, non-residential properties generally within our market area. Commercial mortgage term loans can be made if the property is either income producing or scheduled to become income producing based upon acceptable pre-leasing, and the income will be the Bank's primary source of repayment for the loan. Loans are made both on owner occupied and investor properties; generally, do not exceed 10 years (and may have pricing adjustments on a shorter timeframe); have debt service coverage ratios of 1.00 or better with a target of greater than 1.25; and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk in the loan.

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

Overall, the Company's loan & lease portfolio at September 30, 2017 totaled $2.2 billion, an increase of $137.1 million or 6.6% over September 30, 2016. This increase has occurred as a result of: (1) the Company’s intensified business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek and Concord.  No assurances can be made that this growth in the loan & lease portfolio will continue.

Loans & leases at September 30, 2017 increased $39.2 million from $2.2 billion at December 31, 2016, primarily as a result of growth in real estate and commercial segments offset to some extent by normal seasonal pay downs of loans made to the Company’s agricultural customer customers.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	September 30, 2017		December 31, 2016		September 30, 2016
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$689,732	31.0%	$674,445	30.9%	$632,484	30.2%
Agricultural Real Estate	470,738	21.2%	467,685	21.4%	439,972	21.1%
Real Estate Construction	162,167	7.3%	176,462	8.1%	175,045	8.4%
Residential 1st Mortgages	257,920	11.6%	242,247	11.1%	238,376	11.4%
Home Equity Lines and Loans	33,350	1.5%	31,625	1.4%	32,513	1.6%
Agricultural	259,127	11.7%	295,325	13.5%	274,704	13.2%
Commercial	257,951	11.6%	217,577	10.0%	214,086	10.3%
Consumer & Other	7,312	0.3%	6,913	0.3%	6,975	0.3%
Leases	84,485	3.8%	70,986	3.3%	70,129	3.4%
Total Gross Loans & Leases	2,222,782	100.0%	2,183,265	100.0%	2,084,284	100.0%
Less: Unearned Income	6,003		5,664		4,614
Subtotal	2,216,779		2,177,601		2,079,670
Less: Allowance for Credit Losses	50,744		47,919		44,446
Net Loans & Leases	$2,166,035		$2,129,682		$2,035,224

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of September 30, 2017, classified loans totaled $9.8 million compared to $6.4 million at December 31, 2016 and $6.8 million at September 30, 2016.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of September 30, 2017, non-accrual loans & leases totaled $4,000. At December 31, 2016 and September 30, 2016, non-accrual loans & leases totaled $3.1 million and $3.1 million, respectively.

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

As of September 30, 2017, restructured loans & leases on accrual totaled $6.2 million as compared to $6.0 million at December 31, 2016. Restructured loans on accrual at September 30, 2016 were $4.6 million.

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

Non-Performing Assets
(in thousands)	September 30, 2017	Dec. 31, 2016	September 30, 2016
Non-Performing Loans & Leases	$4	$3,074	$3,074
Other Real Estate	873	3,745	785
Total Non-Performing Assets	$877	$6,819	$3,859

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.00%	0.14%	0.15%
Restructured Loans & Leases (Performing)	$6,202	$4,462	$4,597

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $4,000, $631,000, and $643,000 have been established for non-performing loans & leases at September 30, 2017, December 31, 2016 and September 30, 2016, respectively.

Foregone interest income on non-accrual loans & leases, which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $483 for the nine months ended September 30, 2017, $127,000 for the year ended December 31, 2016, and $99,000 for the nine months ended September 30, 2016.

The Company reported $873,000 of ORE at September 30, 2017, $3.7 million at December 31, 2016, and $785,000 at September 30, 2016.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of September 30, 2017, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•
The Central Valley was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has strengthened throughout most of the Central Valley, for the most part housing prices remain below peak levels and unemployment levels remain above those in other areas of the state and country.

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

The Company's deposit balances at September 30, 2017 have increased $353.8 million or 15.0% compared to September 30, 2016. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; (2) the Company’s expansion of its service area into Walnut Creek and Concord; and (3) $103.7 million in deposits from the acquisition of Delta National Bank. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 15.0% since September 30, 2016, importantly, low cost transaction accounts continue to grow at a strong pace as well:

•	Demand and interest-bearing transaction accounts increased $226.5 million or 20.5% since September 30, 2016.

•	Savings and money market accounts have increased $125.1 million or 17.8% since September 30, 2016.

•	Time deposit accounts have increased $2.1 million or 0.4% since September 30, 2016.

The Company's deposit balances at September 30, 2017 have increased $127.7 million or 5.0% compared to December 31, 2016. Savings and money market deposits increased 8.9% or $67.5 million while demand and interest-bearing transaction accounts increased by $80.7 million or 6.5% and time deposit accounts decreased by $20.5 million or 3.6%.  This decrease in time deposit accounts was due to the Company’s decision not to renew $35 million in high rate public funds time deposit accounts from the State of California. Deposit trends in the first nine months of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at September 30, 2017, December 31, 2016, or September 30, 2016. There were no Federal Funds purchased or advances from the FRB at September 30, 2017, December 31, 2016 or September 30, 2016.

As of September 30, 2017, the Company has additional borrowing capacity of $422.8 million with the Federal Home Loan Bank and $377.4 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 14 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2016 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Capital”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 4.17% as of September 30, 2017, 3.84% at December 31, 2016 and 3.71% at September 30, 2016. The average rate paid for these securities for the first nine months of 2017 was 4.15% and 3.53% for the first nine months of 2016. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $302.6 million at September 30, 2017, $280.0 million at December 31, 2016, and $272.4 million at September 30, 2016.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017
Total Capital Ratio	$343,361	13.19%	$208,312	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$300,802	11.55%	$117,176	4.5%	N/A	N/A
Tier 1 Capital Ratio	$310,584	11.93%	$156,234	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$310,584	10.20%	$121,790	4.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017
Total Capital Ratio	$331,392	12.79%	$207,336	8.0%	$259,170	10.0%
Common Equity Tier 1 Capital Ratio	$298,766	11.53%	$116,627	4.5%	$168,461	6.5%
Tier 1 Capital Ratio	$298,766	11.53%	$155,502	6.0%	$207,336	8.0%
Tier 1 Leverage Ratio	$298,766	9.85%	$121,336	4.0%	$151,670	5.0%

As previously discussed (see “Long-Term Subordinated Debentures”), in order to supplement its regulatory capital base, during December 2003 the Company issued $10 million of trust preferred securities. On March 1, 2005, the Federal Reserve Board issued its final rule effective April 11, 2005, concerning the regulatory capital treatment of trust preferred securities (“TPS”) by bank holding companies (“BHCs”). Under the final rule, BHCs may include TPS in Tier 1 capital in an amount equal to 25% of the sum of core capital net of goodwill. Any portion of trust-preferred securities not qualifying as Tier 1 capital would qualify as Tier 2 capital subject to certain limitations. The Company has received notification from the Federal Reserve Bank of San Francisco that all of the Company’s trust preferred securities currently qualify as Tier 1 capital.

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

There were no stock repurchases during the first nine months of 2017 or 2016. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

During the first and third quarters of 2017, the Company issued a combined total 4,975 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a prices ranging from $590.00 to $595.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

Off Balance Sheet Commitments
In the normal course of business, the Company enters into financial instruments with off balance sheet risks in order to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit, letters of credit and other types of financial guarantees. The Company had the following off balance sheet commitments as of the dates indicated.

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Commitments to Extend Credit	$700,747	$609,653	$618,102
Letters of Credit	19,225	20,444	15,595
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	1,479	1,835	5,305

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $267,000 at September 30, 2017, December 31, 2016, and September 30, 2016. We do not anticipate any material losses as a result of these transactions.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at September 30, 2017 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2017, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 3.63% if rates increase by 200 basis points and a decrease in net interest income of 4.75% if rates decline 100 basis points. Comparatively, at December 31, 2016, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 5.26% if rates increase by 200 basis points and a decrease in net interest income of 3.22% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2016 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $77 million and repurchase lines of $130 million with major banks. As of September 30, 2017, the Company has additional borrowing capacity of $422.8 million with the FHLB and $377.4 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At September 30, 2017, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $441 million, which represents 14.4% of total assets.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first nine months of 2017. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.” Additionally, management is aware that there are private transactions in the Company’s common stock.

During the first and third quarters of 2017, the Company issued a combined total 4,975 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at prices ranging from $590.00 to $595.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

During the first quarter of 2016, the Company issued 1,600 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $525 per share based upon a valuation completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

See “Index to Exhibits”

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: November 8, 2017	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017	/s/ Stephen W. Haley

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