Form 10-K
period 2017-12-31
FARMERS & MERCHANTS BANCORP
filed 2018-03-16
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2017 (based on the last reported trade on June 30, 2017) was $501,396,000.

The number of shares of Common Stock outstanding as of February 28, 2018: 812,304

Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

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

Such factors include the following: (1) economic conditions in the Central Valley of California; (2) significant changes in interest rates and loan prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (8) water management issues in California and the resulting impact on the Company’s agricultural customers; (9) expansion into new geographic markets and new lines of business;(10) impact of the recently enacted Tax Cuts and Jobs Act and (11) other factors discussed in Item 1A. Risk Factors.

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

During 2016, the Company completed the acquisition of Delta National Bancorp, the parent company of Delta Bank, N.A., headquartered in Manteca, California. This enabled the Company to expand its presence in to both Manteca and Riverbank.

In January 2018, the Company opened a loan production office (“LPO”) in Napa, California and is currently building out a full service branch location that should be ready for occupancy in the third quarter of 2018.

In addition to 26 full-service branches and 1 LPO, the Bank serves the needs of its customers through a stand-alone ATM located on the grounds of the Lodi Grape Festival. In 2007, the Bank began offering certain banking products over the internet at www.fmbonline.com.

On March 10, 1999, the Company, pursuant to a reorganization, acquired all of the voting stock of the Bank. The Company is a bank holding company incorporated in the State of Delaware and registered under the Bank Holding Company Act of 1956, as amended. The Company’s outstanding securities as of December 31, 2017, consisted of 812,304 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company’s principal asset.

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

Service Area

Since 2014, the Company has broadened its geographic footprint by opening offices in Walnut Creek,  Concord and Napa. The Company continues to look for opportunities to further expand its branch network in the East Bay area of San Francisco.

At the present time, the Company’s primary service area remains the mid Central Valley of California, including Sacramento, San Joaquin, Stanislaus and Merced counties, where we operate 24 full-service branches and one stand-alone ATM. This area encompasses:

•
Sacramento Metropolitan Statistical Area (“MSA”), with branches in Sacramento, Elk Grove and Galt. This MSA has a Population of 2.33 million and a Per Capita Income of approximately $53,100. The MSA includes significant employment in the following sectors: state and local government; agriculture; and trade, transportation and utilities. Unemployment currently stands at 4.6%.

•
Stockton MSA, with branches in Lodi, Linden, Stockton and Manteca. This MSA has a Population of 0.75 million and a Per Capita Income of approximately $41,300. The MSA includes significant employment in the following sectors: state and local government; agriculture; trade, transportation, and utilities; and education and health services. Unemployment currently stands at 7.2%.

•
Modesto MSA, with branches in Modesto, Riverbank and Turlock. This MSA has a Population of 0.55 million and a Per Capita Income of approximately $42,700. The MSA includes significant employment in the following sectors: agriculture; trade, transportation and utilities; state and local government; and education and health services. Unemployment currently stands at 7.5%.

•
Merced MSA with branches in Hilmar and Merced. This MSA has a Population of 0.27 million and a Per Capita Income of approximately $38,900. The MSA includes significant employment in the following sectors: agriculture; state and local government; and trade, transportation and utilities. Unemployment currently stands at 9.5%.

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

Employees

At December 31, 2017, the Company employed 330 full time equivalent employees. The Company believes that its employee relations are satisfactory.

Competition

The banking and financial services industry in California generally, and in the Company’s market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The Company competes with other major commercial banks, diversified financial institutions, credit unions, savings institutions, money market and other mutual funds, mortgage companies, and a variety of other non-banking financial services and advisory companies. Federal legislation encourages competition between different types of financial service providers and has fostered new entrants into the financial services market. It is anticipated that this trend will continue. Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies.

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

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings institutions, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries.

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $40.6 million at December 31, 2017. During 2017, the Bank paid $23.6 million in dividends to the Company.

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

Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” institution must develop a capital restoration plan. At December 31, 2017, the Bank exceeded all of the required ratios for classification as “well capitalized.” It should be noted; however, that the Bank’s capital category is determined solely for the purpose of applying the federal banking agencies’ prompt corrective action regulations and the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

The Bank’s FDIC premiums were $932,000 in 2017 and $1.17 million in 2016. Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

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

The Trump Administration signed an executive order in February 2017 calling for the review of existing financial laws and regulations, including the Dodd-Frank Act, in order to reduce the regulatory burden on U.S. companies, including financial institutions. At this time, no details on the proposed reforms have been published and we are uncertain whether the intended deregulation will have a significant impact on the Company. It is unlikely that all changes will be able to be implemented by regulatory agencies and that Congressional approval of many changes will be required. While Dodd-Frank primarily targets reforms for systemically important financial service providers, the law’s influence has, and is expected to continue to, filter down in varying degrees to smaller institutions.

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

Risks Associated With Our Business

Economic Conditions Nationally And In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses - The national economy and the economy of other portions of California have, for the most part, experienced solid improvements over the past several years. However, the economy of the Central Valley of California, which remains the Company’s primary market area, despite having improved, continues to experience challenges. This is reflected in:

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

•	levels of unemployment that remain above statewide and nationwide averages and home prices that have improved but remain below peak levels in many market segments.

Although we have initiated efforts to broaden our geographic footprint, our retail and commercial banking operations remain concentrated in Sacramento, San Joaquin, Stanislaus and Merced Counties. See “Item 1. Business – Service Area.” As a result of this geographic concentration, our results of operations depend largely upon economic conditions in these areas. Whereas much of this area has improved, real estate values remain below peak prices and unemployment remains above most other areas in the state and country. As a result, risk still remains from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans or leases. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan & lease performance and diversifying our credit portfolio. These policies and procedures; however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2018 and Beyond.”

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

While we believe that our allowance for credit losses is adequate to cover our estimate of the current probable losses, we cannot assure you that we will not increase the allowance for credit losses further or that regulators will not require us to increase this allowance. Either of these occurrences could materially adversely affect our business, financial condition, results of operations and cash flows.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update, Financial Instruments: Credit Losses (“CECL”), which establishes a new impairment framework also known as the "current expected credit loss model." In contrast to the incurred loss model currently used by financial entities like us, the current expected credit loss model requires an allowance be recognized based on the expected credit losses (i.e. all contractual cash flows that the entity does not expect to collect from financial assets or commitments to extend credit). It requires the consideration of more forward-looking information than is permitted under current U.S. generally accepted accounting principles. In addition to relevant information about past events and current conditions, such as borrowers’ current creditworthiness, quantitative and qualitative factors specific to borrowers, and the economic environment in which the entity operates, the new model requires consideration of reasonable and supportable forecasts that affect the expected collectability of the financial assets’ remaining contractual cash flows, and evaluation of the forecasted direction of the economic cycle, as well as time value of money. This proposed impairment framework is expected to have wide reaching implications to financial institutions such as us. The CECL model will become effective for the Bank for the fiscal year beginning after December 15, 2019. Although the new CECL standard is currently not expected to have a significant impact on the Bank’s ALLL, the transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected loss. There can be no assurance that the Bank will not be required to increase its reserves and ALLL as a result of the implementation of CECL. See Note 21, located in “Item 8. Financial Statements and Supplementary Data.”

We Are Dependent On Real Estate And Downturns In The Real Estate Market Could Hurt Our Business - A significant portion of our loan portfolio is dependent on real estate. See “Item 1. Business – Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms.” At December 31, 2017, real estate served as the principal source of collateral with respect to approximately 71% of our loans outstanding. Stresses in economic conditions in our local markets or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

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

Our Business Is Subject To Interest Rate Risk And Changes In Interest Rates May Adversely Affect Our Performance And Financial Condition - Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans & leases, the credit profile of our borrowers, the rates received on loans & leases and securities and rates paid on deposits and borrowings. The difference between the rates received on loans & leases and securities and the rates paid on deposits and borrowings is known as the net interest margin. Like many financial institutions, our net interest margin has declined over the past 10 years. Despite the FRB increasing short-term interest rates by 1.25% since December 2015, continued low interest rates and aggressive competitor pricing strategies may continue to adversely impact our net interest margin in 2018.

Continuing low levels of market interest rates could adversely affect our earnings. The FRB regulates the supply of money and credit in the United States. Its policies determine, in large part, the cost of funds for lending and investing and the yield earned on those loans, leases and investments, which impact the Company’s net interest margin. Beginning in September 2007 the FRB implemented a series of rate reductions in response to the then current state of the national economy and housing market as well as the volatility of financial markets. Despite the FRB increasing short-term interest rates by 1.25% since December 2015 they remain at historically low levels. When interest rates are low, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, and prepay their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our CRE and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan & lease demand available in our market. The inability to make sufficient loans & leases directly affects the interest income we earn. Lower loan & lease demand will generally result in lower interest income realized as we place funds in lower yielding investments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2018 and Beyond.”

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

Failure To Successfully Execute Our Strategy Could Adversely Affect Our Performance - Our financial performance and profitability depends on our ability to execute our corporate growth strategy. Continued growth however, may present operating and other problems that could adversely affect our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced. Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as the:

•	inability to maintain or increase net interest margin;

•	inability to control non-interest expense, including, but not limited to, rising employee and healthcare costs and the costs of regulatory compliance;

•	inability to maintain or increase non-interest income;

•	the need to raise additional capital to support growth and regulatory requirements; and

•	continuing ability to expand through de novo branching or otherwise.

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

New Market Areas And New Lines Of Business Or New Products And Services May Subject Us To Additional Risks. A Failure To Successfully Manage These Risks May Have A Material Adverse Effect On Our Business - As part of our growth strategy, we have implemented and may continue to implement new market areas and new lines of business. We recently have begun to (i) expand into the East Bay area of San Francisco, which is a new market area for us, and (ii) introduce equipment leasing as a new product line. There are risks and uncertainties associated with these efforts, particularly in instances where such product lines are not fully mature. In developing and marketing new lines of business and/or new products and services and/or shifting the focus of our asset mix and/or expanding into new markets, we may invest significant time and resources. Initial timetables may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives in these markets and shifting market preferences, may also impact the successful implementation. Failure to successfully manage these risks could have an adverse effect on our business, financial condition and results of operations.

Our Financial Results Can Be Impacted By The Cyclicality and Seasonality Of Our Agricultural Business And The Risks Related Thereto - The Company has provided financing to agricultural customers in the Central Valley throughout its history. We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices, changing climatic conditions and the availability of seasonal labor, and manage these risks accordingly. The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry. Although the Company’s loan portfolio is believed to be well diversified, at various times during 2017 approximately 36% of the Company’s loan balances were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

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

The Impact of Climate and Government on The Availability of Water is a Long Term Risk That Could Affect Our Customers’ Businesses - The State of California experienced drought conditions from 2013 through most of 2016. Although significant levels of rain and snow in late 2016 and early 2017 alleviated drought conditions in many areas of California, including those in the Company’s primary service area, the long-term risks associated with the availability of water continue to exist.

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

The Company monitors the water situation through: (i) regularly reviewing ground water level reports provided by California’s Department of Water Resources; (ii) requiring water budgets and plans from all of our agricultural borrowers that detail the sources of their irrigation water and the irrigation requirements to achieve their crop plan; and (iii) in the case of new permanent crop development projects, requiring well tests. We recognize that the availability of water remains a long-term risk in the Central Valley.

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

Deposit Insurance Assessments Could Increase At Any Time, Which Will Adversely Affect Profits - FDIC deposit insurance expense for the years 2017, 2016, and 2015 was $932,000, $1.17 million, and $1.19 million, respectively. During 2011, the FDIC changed its methodology for calculating deposit premiums, See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” Any increases could have adverse effects on the operating expenses and results of operations of the Company.

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

As of December 31, 2017, approximately $1.4 billion, or 51.9%, of our deposits consisted of interest-bearing demand deposits, savings and money market accounts. Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

We process debit card transactions initiated by our customers at merchant locations around the world. When a merchant is impacted by a cyber breach, we are exposed to the risk of financial losses due to fraudulent card activity, as well as increases in associated operational expense.

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

Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in twenty-seven locations in the Company's service area. Of the twenty- seven locations, seventeen are owned and ten are leased. The expiration of these leases occurs between the years 2020 and 2026. See Note 20, located in “Item 8. Financial Statements and Supplementary Data.”

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

The following table summarizes the actual high, low, and close sale prices for the Company's common stock since the first quarter of 2016. These figures are based on activity posted on the OTCQX and on private transactions between individual stockholders that are reported to the Company. Since there is limited trading in our stock, (See “Item 1A. Risk Factors – Risks Associated With Our Stock”) the “Close” sale prices represent the volume weighted average close prices for the last month of the quarter.

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2017	Fourth quarter	$689	$635	$676	$6.80
	Third quarter	645	605	639	-
	Second quarter	630	595	620	6.75
	First quarter	640	595	605	-

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2016	Fourth quarter	$650	$595	$622	$6.55
	Third quarter	600	550	596	-
	Second quarter	645	501	579	6.55
	First quarter	644	501	544	-

As of January 31, 2018, there were approximately 1,642 stockholders of record of the Company’s common stock. However, since approximately 15% of our common stock shares are held by brokers on behalf of stockholders, we are unable to estimate the total number of stockholders.

The Company and, before the Company was formed, the Bank, has paid cash dividends for the past 83 consecutive years. There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our 2003 subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank under state and federal laws. See “Item 1. Business – Supervision and Regulation.”

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

There were no shares repurchased by the Company during 2017. The approximate dollar value of shares that may yet be purchased under the program is $20 million.

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

During 2017, the Company issued 4,975 shares of common stock, which were contributed to the Bank’s non-qualified defined contribution retirement plans. The shares issued had prices ranging from $590 per share to $595 per share. These share prices were based upon valuations completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital. See Note 15, located in “Item 8. Financial Statements and Supplementary Data.”

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

Performance Graphs

The following graph compares the Company’s cumulative total stockholder return on common stock from December 31, 2012 to December 31, 2017 to that of: (i) the Morningstar Banks Index - Regional (US) Industry Group; and (ii) the cumulative total return of the New York Stock Exchange market index. The graph assumes an initial investment of $100 on December 31, 2012 and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTCQX and on private transactions between individual stockholders that are reported to the Company. This data was furnished by Zacks SEC Compliance Services Group.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933.

Item 6.	Selected Financial Data

Summary of Income:	2017	2016	2015	2014	2013
Total Interest Income	$114,612	$99,266	$90,075	$81,521	$76,531
Total Interest Expense	6,289	4,196	3,325	2,813	2,891
Net Interest Income	108,323	95,070	86,750	78,708	73,640
Provision for Credit Losses	2,850	6,335	750	1,175	425
Net Interest Income After Provision for Credit Losses	105,473	88,735	86,000	77,533	73,215
Total Non-Interest Income	16,762	15,257	14,575	14,329	15,937
Total Non-Interest Expense	67,754	58,172	56,259	51,366	50,870
Income Before Income Taxes	54,481	45,820	44,316	40,496	38,282
Provision for Income Taxes	26,111	16,097	16,924	15,094	14,221
Net Income	$28,370	$29,723	$27,392	$25,402	$24,061
Balance Sheet Data:
Total Assets	$3,075,452	$2,922,121	$2,615,345	$2,360,551	$2,076,073
Loans & Leases	2,215,295	2,177,601	1,996,359	1,712,244	1,388,236
Allowance for Credit Losses	50,342	47,919	41,523	35,401	34,274
Investment Securities	536,056	506,372	430,533	430,405	473,144
Deposits	2,723,228	2,581,711	2,277,532	2,064,073	1,807,691
Shareholders' Equity	299,660	279,981	251,835	233,178	209,904

Selected Ratios:
Return on Average Assets	0.94%	1.12%	1.12%	1.17%	1.21%
Return on Average Equity	9.66%	11.17%	11.21%	11.43%	11.54%
Dividend Payout Ratio	38.71%	35.25%	37.08%	39.05%	40.41%
Average Loans & Leases to Average Deposits	82.18%	88.63%	84.44%	79.99%	74.28%
Average Equity to Average Assets	9.77%	10.05%	10.02%	10.28%	10.52%
Period-end Shareholders' Equity to Total Assets	9.74%	9.58%	9.63%	9.88%	10.11%

Basic Per Share Data:
Net Income (1)	$35.03	$37.44	$34.82	$32.64	$30.93
Cash Dividends Per Share	$13.55	$13.10	$12.90	$12.70	$12.50

(1)	Based on the weighted average number of shares outstanding of 809,834, 793,970, 786,582, 778,358, and 777,882 for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Five-Year Period: 2013 through 2017
Through much of 2007 the economy in our primary service area was strong, the stock market rising and individuals and businesses doing well. Then in October 2007 the financial markets started what would become a major adjustment and an economic recession began, the impact of which is still being felt today in the Central Valley of California. The Central Valley was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has improved throughout most of the Central Valley, in many of the Company’s market segments housing prices remain below peak levels and unemployment levels remain above those in other areas of the state and country.

Despite this challenging economic environment, in management’s opinion, the Company’s operating performance over the past five years has been exceptionally strong.

We use certain non-GAAP financial measures to provide supplemental information regarding our performance. Income Tax Expense for the year ended 2017 includes a one-time, non-cash $6.3 million charge related to the re-measurement of the Company’s Deferred Tax Asset (“DTA”) as a result of the passage of the Tax Cuts and Jobs Act in 2017. We believe that presenting Adjusted Net Income, excluding the impact of the DTA re-measurement charge, provides additional clarity to the users of financial statements regarding core financial performance and allows for a better year-over-year comparison of trends in core profitability.

(in thousands, except per share data)
Financial Performance Indicator	2017	2016	2015	2014	2013

Pre Tax Income	$54,481	$45,820	$44,316	$40,496	$38,282
Income Tax Expense	26,111	16,097	16,924	15,094	14,221
Effect of Income Tax Rate Change
DTA Re-measurement	(6,300)	-	-	-	-
Adjusted Income Tax Expense	19,811	16,097	16,924	15,094	14,221
Non-GAAP Adjusted Net Income	34,670	29,723	27,392	25,402	24,061
Effect of Income Tax Rate Change
DTA Re-measurement	(6,300)	-	-	-	-
Net Income (See Note 1)	$28,370	$29,723	$27,392	$25,402	$24,061
Total Assets	3,075,452	2,922,121	2,615,345	2,360,551	2,076,073
Total Loans & Leases	2,215,295	2,177,601	1,996,359	1,712,244	1,388,236
Total Deposits	2,723,228	2,581,711	2,277,532	2,064,073	1,807,691
Total Shareholders’ Equity	299,660	279,981	251,835	233,178	209,904
Total Risk-Based Capital Ratio	13.07%	12.80%	12.23%	12.93%	13.99%
Non-Performing Loans as a % of Total Loans	0.00%	0.14%	0.11%	0.13%	0.19%
Substandard Loans as a % of Total Loans	0.40%	0.29%	0.31%	0.21%	0.41%
Net Charge-Offs (Recoveries) to Average Loans	0.02%	0.00%	(0.30%)	0.00%	0.03%
Loan Loss Allowance as a % of Total Loans	2.27%	2.19%	2.07%	2.06%	2.46%
Return on Average Assets	0.94%	1.12%	1.12%	1.17%	1.21%
Adjusted Return on Average Assets	1.15%	1.12%	1.12%	1.17%	1.21%
Return on Average Equity	9.66%	11.17%	11.21%	11.43%	11.54%
Adjusted Return on Average Equity	11.79%	11.17%	11.21%	11.43%	11.54%
Earnings Per Share	35.03	37.44	34.82	32.64	30.93
Adjusted Earnings Per Share	42.81	37.44	34.82	32.64	30.93
Cash Dividends Per Share	13.55	13.10	12.90	12.70	12.50
Cash Dividends Declared	10,982	10,478	10,157	9,919	9,723

Note 1 – On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by the President. Among other things, this legislation reduces the corporate tax rate from 35% to 21% beginning January 1, 2018. Although the Company believes that this reduction in the corporate tax rate will have a significant positive impact on future financial performance, U.S. generally accepted accounting principles require that all companies re-measure their DTA’s using the new lower tax rate as of the date of enactment of the legislation. As a result the Company’s net income for 2017 includes a $6.3 million re-measurement reflected as a one-time, non-cash increase to income tax expense in the 4th quarter. Our situation is not unique in that the majority of all financial institutions reported significant DTA re-measurements in the 4th quarter.  Excluding the impact of the $6.3 million DTA re-measurement, non-GAAP adjusted net income for the year totaled $34.6 million, an increase of $5.0 million or 16.8% over the prior year, which would have resulted in an adjusted return on average assets of 1.15% and adjusted return on average equity of 11.79%.

Management believes that the Company’s performance compared very favorably to its peer banks during the five-year period ending December 31, 2017:

•	Net income over the five-year period totaled $134.9 million.

•	Return on Average Assets averaged 1.11% over the five-year period.

•	Total assets increased 55.7% from $1.9 billion at December 31, 2012 to $3.1 billion at December 31, 2017.

•	Total loans & leases increased 77.7% from $1.2 billion at December 31, 2012 to $2.2 billion at December 31, 2017.

•	Total deposits increased 58.1% from $1.7 billion at December 31, 2012 to $2.7 billion at December 31, 2017.

More recently:

•
In 2017, the Company earned $28.4 million for a return on average assets of .94%. Without the impact of the re-measurement of the deferred tax asset the Company would have earned non-GAAP adjusted net income of $34.6 million for a return on average assets of 1.15%.

•	In 2017, the Company increased its cash dividend per share by 3.4% over 2016 levels, and our strong financial performance has allowed us to increase dividends every year during this five-year period.

•
The Company’s total risk based capital ratio was 13.07% at December 31, 2017, and the Bank achieved the highest regulatory classification of “well capitalized” in each of the previous five years. See “Financial Condition – Capital.”

•	The Company continued to diversify its: (1) geographic footprint by acquiring Delta National Bancorp with branches in Turlock, Manteca and Riverbank.

•
The Company’s asset quality remains very strong compared to peer banks at the present time, when measured by: (1) net charge-offs at 0.02% of average loans & leases during 2017; (2) no non-accrual loans at December 31, 2017; and (3) substandard loans & leases totaling 0.40% of total loans & leases at December 31, 2017. See “Results of Operations – Provision and Allowance for Credit Losses” and “Financial Condition – Classified Loans & Leases and Non-Performing Assets.”

Because of this strong earnings performance, capital position, and asset quality, stockholders have benefited from the fact that cash dividends per share have increased 12.0% since 2012, and totaled $64.75 per share over the five-year period. The 2017 dividend of $13.55 per share represents a 2.00% yield based upon the December 31, 2017 closing stock price of $676 per share (See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”).

Looking Forward: 2018 and Beyond
In management’s opinion, the following key issues will continue to influence the financial results of the Company in 2018 and future years:

•
The Company’s earnings are heavily dependent on its net interest margin, which is sensitive to such factors as: (1) market interest rates; (2) the mix of our earning assets and interest-bearing liabilities; and (3) competitor pricing strategies.

-
Since December 2015, the FRB has increased short-term market rates by 1.25%. However, market rates remain historically low, and although short-term rates are generally expected to increase in 2018 Management does not expect them to change significantly.

-
Loan growth picked-up substantially in 2016 - 2017, partially as a result of our expansion into Walnut Creek, Concord and equipment leasing, but we still face a very competitive business environment. No assurances can be given that this recent growth in the loan & lease portfolio will continue.

-	Aggressive competitor pricing for loans, leases and deposits continues to require the Company to respond in order to retain key customers.

The combination of sustained low market interest rates and aggressive competitor pricing has caused the Company’s net interest margin to decline from a high of 5.18% for the year ended December 31, 2006 to 3.88% for the year ended December 31, 2017. Although the increase in short-term interest rates has helped the Company’s loan yields, many of these other factors may continue to adversely affect the net interest margin in 2018. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

•
The Company’s results are impacted by changes in the credit quality of its borrowers. Substandard loans & leases totaled $8.9 million or .40% of total loans & leases at December 31, 2017 vs. $6.4 million or 0.29% of total loans at December 31, 2016. Management believes, based on information currently available, that these levels are adequately covered by the Company’s $50.3 million allowance for credit losses as of December 31, 2017. See “Results of Operations - Provision and Allowance for Credit Losses” and “Financial Condition – Classified Loans & Leases and Non-Performing Assets.” The Company’s provision for credit losses was $2.9 million in 2017, compared to $6.3 million in 2016 and $750,000 in 2015. See “Item 1A. Risk Factors.”

•
FDIC deposit insurance expense for the years 2017, 2016, and 2015 was $932,000 million, $1.17 million, and $1.19 million, respectively. In 2011, the FDIC changed its methodology for calculating deposit premiums. See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” While FDIC deposit insurance assessments have stabilized in recent years, they remain well above the pre-recession level the Company paid in 2007.

•
Since the passage of the Dodd-Frank Act in 2010, Congress and the former Obama Administration implemented broad changes to the regulation of consumer financial products and the financial services industry as a whole. These changes could significantly affect the Company’s product offerings, pricing and profitability in areas such as debit and credit cards, home mortgages and deposit service charges. What ultimate impact the new Trump Administration will have on deregulation and/or tax relief is yet unknown.

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

•	The company will benefit significantly in 2018 and thereafter from the reduction of the federal corporate tax rate which changes from 35% to 21% pursuant to the recently enacted Tax Cuts and Jobs Act.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ performance during each of the years in the three-year period ended December 31, 2017 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying financial statements.

Impact of Delta National Bancorp Acquisition on Results of Operations
On November 18, 2016, Farmers & Merchants Bancorp completed the acquisition of Delta National Bancorp.  Since the acquisition took place late in the year, and Delta National Bancorp had only $112 million in assets (less than 4% of Farmers & Merchants Bancorp’s total assets), the post-acquisition impact on the Company’s 2016 Results of Operations was immaterial with the exception of a Bargain Purchase Gain of $1.83 million that was booked as non-interest income and $910,000 in acquisition expenses that were booked as non-interest expense (see Note 2, located in “Item 8. Financial Statements and Supplementary Data”). Accordingly, limited discussion of the acquisition’s impact on operating income and expense is included in the following discussion.

Net Interest Income/Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the years ending 2017, 2016 and 2015. Average balance amounts for assets and liabilities are the computed average of daily balances.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2017
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$176,283	$2,060	1.17%
Investment Securities:
U.S. Treasuries	81,833	891	1.09%
U.S. Govt SBA	33,255	522	1.57%
Government Agency & Government-Sponsored Entities	3,104	88	2.84%
Obligations of States and Political Subdivisions - Non-Taxable	56,484	2,676	4.74%
Mortgage Backed Securities	287,114	6,595	2.30%
Other	1,170	27	2.31%
Total Investment Securities	462,960	10,799	2.33%

Loans & Leases
Real Estate	1,556,122	73,710	4.74%
Home Equity Lines and Loans	32,606	1,658	5.08%
Agricultural	263,711	12,059	4.57%
Commercial	238,650	11,117	4.66%
Consumer	5,557	289	5.20%
Other	1,653	37	2.24%
Leases	80,389	3,812	4.74%
Total Loans & Leases	2,178,688	102,682	4.71%
Total Earning Assets	2,817,931	$115,541	4.10%

Unrealized Gain on Securities Available-for-Sale	674
Allowance for Credit Losses	(49,439)
Cash and Due From Banks	45,063
All Other Assets	192,978
Total Assets	$3,007,207

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$533,480	$1,053	0.20%
Savings and Money Market	812,127	1,303	0.16%
Time Deposits	565,412	3,509	0.62%
Total Interest Bearing Deposits	1,911,019	5,865	0.31%
Federal Home Loan Bank Advances	1	-	0.00%
Subordinated Debt	10,310	424	4.11%
Total Interest Bearing Liabilities	1,921,330	$6,289	0.33%
Interest Rate Spread			3.77%
Demand Deposits	740,088
All Other Liabilities	51,979
Total Liabilities	2,713,397
Shareholders' Equity	293,810
Total Liabilities & Shareholders' Equity	$3,007,207
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.10%
Net Interest Income and Margin on Total Earning Assets		109,252	3.88%
Tax Equivalent Adjustment		(929)
Net Interest Income		$108,323	3.84%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $4.9 million for the year ended December 31, 2017. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	2017 versus 2016
	Amount of Increase
	(Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$1,168	$605	$1,773
Investment Securities:
U.S. Treasuries	227	92	319
U.S. Govt SBA	492	(25)	467
Government Agency & Government-Sponsored Entities	(287)	178	(109)
Obligations of States and Political Subdivisions - Non-Taxable	(237)	(7)	(244)
Mortgage Backed Securities	1,629	303	1,932
Other	8	1	9
Total Investment Securities	1,832	542	2,374

Loans & Leases:
Real Estate	4,491	2,250	6,741
Home Equity Lines and Loans	33	63	96
Agricultural	(97)	1,248	1,151
Commercial	957	1,274	2,231
Consumer	33	(51)	(18)
Other	(6)	(1)	(7)
Leases	546	372	918
Total Loans & Leases	5,957	5,155	11,112
Total Earning Assets	8,957	6,302	15,259

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	161	366	527
Savings and Money Market	137	79	216
Time Deposits	243	1,072	1,315
Total Interest Bearing Deposits	541	1,517	2,058
Other Borrowed Funds	(9)	(9)	(18)
Subordinated Debt	-	53	53
Total Interest Bearing Liabilities	532	1,561	2,093
Total Change	$8,425	$4,741	$13,166

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

2017 Compared to 2016
Net interest income increased 13.9% to $108.3 million during 2017. On a fully tax equivalent basis, net interest income increased 13.7% and totaled $109.3 million during 2017 compared to $96.1 million for 2016. As more fully discussed below, the increase in net interest income was primarily due to a $349.3 million increase in average earning assets.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2017, the Company’s net interest margin was 3.88% compared to 3.89% in 2016. This decrease in net interest margin was due primarily to a decrease in the mix of loans and leases as a percentage of total earning assets.

Average loans & leases totaled $2.2 billion for the year ended December 31, 2017; an increase of $128.5 million compared to the year ended December 31, 2016. Loans & leases decreased from 83.1% of average earning assets during 2016 to 77.3% in 2017. The year-to-date yield on the loan & lease portfolio increased to 4.71% for the year ended December 31, 2017, compared to 4.47% for the year ended December 31, 2016. This higher yield combined with the impact of increased average loan & lease balances resulted in interest revenue from loans & leases increasing 12.1% to $102.7 million for 2017. The Company continues to experience aggressive competitor pricing for loans & leases to which it may need to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

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

Average investment securities increased $98.2 million in 2017 compared to the average balance during 2016. As a result, tax equivalent interest income on securities increased $2.4 million to $10.8 million for the year ended December 31, 2017, compared to $8.4 million for the year ended December 31, 2016. The average yield, on a tax equivalent basis, in the investment portfolio was 2.33% in 2017 compared to 2.31% in 2016. This overall increase in yield was caused primarily by an increase in the mix of mortgage-backed securities as a percentage of total securities and a decrease in the balance of lower yielding Government Agency & Government-Sponsored Entities investments. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2017. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest-bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which increased to 1.50% in December 2017. Average interest-bearing deposits with banks for the year ended December 31, 2017, was $176.3 million, an increase of $122.6 million compared to the average balance for the year ended December 31, 2016. Interest income on interest-bearing deposits with banks for the year ended December 31, 2017, increased $1.8 million to $2.1 million from the year ended December 31, 2016.

Average interest-bearing liabilities increased $245.6 million or 14.7% during the twelve months ended December 31, 2017, primarily in lower cost interest-bearing DDA, and savings and money market deposits. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $5.9 million for 2017 and $3.8 million for 2016. The average rate paid on interest-bearing deposits was 0.31% in 2017 and 0.23% in 2016. See “Overview – Looking Forward: 2018 and Beyond” for a discussion of factors influencing the Company’s future deposit rates and their impact on net interest margin.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has improved throughout most of the Central Valley, in many of the Company’s market segments housing prices remain below peak levels and unemployment rates remain above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of December 31, 2017, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The State of California experienced drought conditions from 2013 through most of 2016.  Although significant levels of rain and snow in late 2016 and early 2017 alleviated drought conditions in many areas of California, including those in the Company’s primary service area, the long-term risks associated with the availability of water continue to exist.  See “Item 1A. Risk Factors” for additional information.

The provision for credit losses totaled $2.9 million in 2017 compared to $6.3 million in 2016. Net charge offs during 2017 were $427,000 compared to net recoveries of $61,000 during 2016 and net recoveries of $5.4 million in 2015. During 2015, the Company was able to fully recover $5.2 million that was charged-off in 2010 on restructured commercial real estate and construction loans. In addition to the full recovery of the charged off principal, this transaction also resulted in the recovery of $353,000 in interest income and the client’s payment of a financing fee of $1.1 million. See “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk.”

The following table summarizes the activity and the allocation of the allowance for credit losses for the years indicated. (in thousands)

	2017	2016	2015	2014	2013
Allowance for Credit Losses Beginning of Year	$47,919	$41,523	$35,401	$34,274	$34,217
Provision Charged to Expense	2,850	6,335	750	1,175	425
Charge-Offs:
Commercial Real Estate	109	-	-	-	6
Agricultural Real Estate	-	-	-	-	575
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	53	21	-	73	16
Home Equity Lines and Loans	3	46	-	70	91
Agricultural	374	-	-	-	23
Commercial	-	-	12	1	60
Consumer & Other	146	105	84	132	120
Total Charge-Offs	685	172	96	276	891
Recoveries:
Commercial Real Estate	109	2	2,939	11	-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	2,225	-	-
Residential 1st Mortgages	40	26	8	-	-
Home Equity Lines and Loans	8	103	87	58	115
Agricultural	17	-	4	8	42
Commercial	8	47	136	86	312
Consumer & Other	76	55	69	65	54
Total Recoveries	258	233	5,468	228	523
Net (Charge-Offs) Recoveries	(427)	61	5,372	(48)	(368)
Total Allowance for Credit Losses, End of Year	$50,342	$47,919	$41,523	$35,401	$34,274
Ratios:
Allowance for Credit Losses to:
Total Loans & Leases at Year End	2.27%	2.19%	2.07%	2.06%	2.00%
Average Loans & Leases	2.31%	2.34%	2.30%	2.36%	2.70%
Consolidated Net (Charge-Offs) Recoveries to:
Total Loans & Leases at Year End	(0.02%)	0.00%	0.27%	(0.00%)	(0.02%)
Average Loans & Leases	(0.02%)	0.00%	0.30%	(0.00%)	(0.03%)

The table below breaks out year-to-date activity by portfolio segment (in thousands):

December 31, 2017	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2017	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Charge-Offs	(109)	-	-	(53)	(3)	(374)	-	(146)	-	-	(685)
Recoveries	109	-	-	40	8	17	8	76	-	-	258
Provision	(188)	2,635	(1,377)	(37)	179	1,135	674	79	(223)	(27)	2,850
Ending Balance- December 31, 2017	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342

Overall, the Allowance for Credit Losses as of December 31, 2017 increased $2.4 million from December 31, 2016. The allowance allocated to the following categories of loans changed as indicated during the twelve months ended December 31, 2017:

•
Agricultural and Agricultural Real Estate allowance balances increased $3.4 million due primarily to an increase of substandard loans related to one borrower offset somewhat by a decrease in Agricultural loan balances.

•
Real Estate Construction allowance balances decreased $1.4 million due to a decrease in loan balances combined with a decline in the overall risk of the portfolio as several major projects moved out of the construction phase and into lease-up.

•	Commercial allowance balances increased $682,000 due to an increase in loan balances.

•
Lease allowance balances decreased $223,000 due to the Company’s assessment that approximately five years of experience in this financing segment supported the elimination of the qualitative factor for “new market segments” in the loan loss allowance.

	Allowance Allocation at December 31,
(in thousands)	2017 Amount	Percent of Loans in Each Category to Total Loans	2016 Amount	Percent of Loans in Each Category to Total Loans	2015 Amount	Percent of Loans in Each Category to Total Loans	2014 Amount	Percent of Loans in Each Category to Total Loans	2013 Amount	Percent of Loans in Each Category to Total Loans
Commercial Real Estate	$10,922	31.1%	$11,110	30.9%	$10,063	30.4%	$7,842	28.9%	$5,178	29.5%
Agricultural Real Estate	12,085	22.5%	9,450	21.4%	6,881	21.2%	4,185	20.8%	3,576	23.6%
Real Estate Construction	1,846	4.5%	3,223	8.1%	2,485	7.6%	1,669	5.6%	654	3.0%
Residential 1st Mortgages	815	11.7%	865	11.1%	789	10.3%	1,022	10.0%	1,108	10.9%
Home Equity Lines and Loans	2,324	1.6%	2,140	1.4%	2,146	1.7%	2,426	1.9%	2,767	2.5%
Agricultural	8,159	12.3%	7,381	13.5%	6,308	14.7%	6,104	16.4%	12,205	18.4%
Commercial	9,197	12.0%	8,515	10.0%	7,836	10.5%	8,195	13.5%	5,697	10.8%
Consumer & Other	209	0.3%	200	0.3%	175	0.3%	218	0.3%	176	0.4%
Leases	3,363	4.0%	3,586	3.3%	3,294	3.3%	2,211	2.6%	639	0.9%
Unallocated	1,422		1,449		1,546		1,529		2,274
Total	$50,342	100.0%	$47,919	100.0%	$41,523	100.0%	$35,401	100.0%	$34,274	100.0%

As of December 31, 2017, the allowance for credit losses was $50.3 million, which represented 2.27% of the total loan & lease balance. At December 31, 2016, the allowance for credit losses was $47.9 million or 2.19% of the total loan & lease balance. After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of December 31, 2017, was adequate.

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plan investments; and (6) fees from other miscellaneous business services. See “Overview – Looking Forward: 2018 and Beyond.”

2017 Compared to 2016
Non‑interest income totaled $16.8 million for 2017, an increase of $1.5 million or 9.9% from non-interest income of $15.3 million for 2016.

Service charges on deposit accounts totaled $3.5 million for 2017, an increase of $77,000 or 2.1% from service charges on deposit accounts of $3.4 million in 2016. This was due primarily to fees related to the Company’s Overdraft Privilege Service.

Net (loss) gain on investment securities was a net gain of $131,000 in 2017 compared to a net loss of $284,000 for 2016. See “Financial Condition-Investment Securities” for a discussion of the Company’s investment strategy.

Debit card and ATM fees totaled $3.9 million in 2017, an increase of 14.0% or $475,000 from $3.4 million in 2016. This was primarily due to increased numbers of cardholders and increased account activity.

Net gains on deferred compensation plan investments were $2.6 million in 2017 compared to net gains of $2.0 million in 2016. See Note 17, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

There was no bargain purchase gain in 2017 as this gain related to the purchase of Delta National Bancorp, which took place in 2016.

Other non-interest income was $4.9 million, an increase of $1.8 million or 60.2% from 2016. This increase was primarily comprised of: (1) a $1.1 million increase in the gain on sale of fixed assets related to the disposition of one of the Company’s properties; (2) $453,000 in non-recurring fees from certain loan customers; and (3) $402,000 in dividend income on equity securities.

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

2017 Compared to 2016
Overall, non-interest expense totaled $67.8 million for 2017, an increase of $9.6 million or 16.5% from the year ended December 31, 2016.

Salaries and employee benefits increased $3.8 million or 9.0% in 2017, primarily related to: (1) new staff from the acquisition of Delta National Bancorp; (2) bank wide raises that occurred in mid-2017; and (3) increased contributions to retirement and profit sharing plans.

Net gains on deferred compensation plan investments were $2.6 million in 2017 compared to net gains of $2.0 million in 2016. See Note 17, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

Occupancy expense in 2017 totaled $3.5 million, an increase of $558,000 or 18.7% from 2016 and equipment expense in 2017 totaled $4.0 million, an increase of $501,000 or 14.3% from 2016. Both of these increases were primarily related to operating expenses associated with: (1) 3 new branches from the acquisition of Delta National Bancorp and (2) remodeling existing branch offices.

Legal expenses decreased $819,000 from 2016 and totaled $424,000. This decrease was primarily due to legal fees related to: (1) changes to the Company’s by-laws and extension of the Company’s shareholder rights agreement; (2) trademark/branding issues; and (3) the Delta National Bancorp acquisition, which were paid in 2016.

Gain on sale of ORE property totaled $414,000 in 2017 compared to $5.9 million for 2016.  During 2016, the Company sold at a substantial gain a large parcel of ORE that was acquired through foreclosure in 2008.

Other non-interest expense decreased $108,000, or 1.1%, to $9.9 million in 2017 compared to $10.0 million in 2016.

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

Income Taxes
The provision for income taxes increased $10.0 million during 2017. The effective federal and state tax rate was higher than the statutory rate of 42% due to the signing of the Tax Cuts and Jobs Act by President Trump on December 22, 2017. As a result, during the 4th quarter of 2017, all companies were required to re-measure their deferred tax assets (DTA) and deferred tax liabilities (DTL) at the new corporate tax rate of 21%. This one-time re-measurement resulted in a $6.3 million increase to the Company’s income tax provision. This DTA re-measurement accompanied by an 8.7% increase in pre-tax earnings resulted in the tax provision increase. The Company will benefit significantly in 2018 from the reduction of the federal corporate tax rate which changes from 35% to 21%.

With the exception of the one-time DTA re-measurement, tax law causes the Company’s taxes payable to approximate or exceed the current provision for taxes on the income statement. Three provisions have had a significant effect on the Company’s current income tax liability:  (1) the restrictions on the deductibility of credit losses; (2) deductibility of pension and other long-term employee benefits only when paid; and (3) the statutory deferral of deductibility of California franchise taxes on the Company’s federal return.

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

The Company’s investment portfolio at December 31, 2017 was $536.1 million compared to $506.4 million at December 31, 2016, an increase of $29.7 million or 5.9%. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company currently invests most of its available funds in either shorter term U.S. Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities. As part of the acquisition of Delta National Bancorp, the Company now owns $29.4 million of floating rate U.S. Government SBA securities.

The Company's total investment portfolio currently represents 17.4% of the Company’s total assets as compared to 17.3% at December 31, 2016.

As of December 31, 2017, the Company held $54.5 million of municipal investments, of which $37.7 million were bank-qualified municipal bonds, all classified as held-to-maturity (“HTM”). In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of December 31, 2017, ninety-nine percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately one percent ($295,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted primarily of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $121.2 million at December 31, 2017 and $43.9 million at December 31, 2016.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale (“AFS”). Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of December 31, 2017 and December 31, 2016, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Investment Portfolio
The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
December 31: (in thousands)	2017		2016		2015
U.S. Treasury Notes	$144,164	$-	$134,428	$-	$72,884	$-
U.S. Government SBA	29,380	-	36,314	-	-	-
Government Agency & Government Sponsored Entities	3,128	-	3,241	-	33,251	-
Obligations of States and Political Subdivisions - Non-Taxable	-	54,460	-	58,109	-	61,396
Mortgage Backed Securities	301,914	-	273,270	-	262,493	-
Other	3,010	-	1,010	-	509	-
Total Book Value	$481,596	$54,460	$448,263	$58,109	$369,137	$61,396
Fair Value	$481,596	$55,236	$448,263	$58,408	$369,137	$62,388

Analysis of Investment Securities Available-for-Sale
The following table is a summary of the relative maturities and yields of the Company's investment securities Available-for-Sale as of December 31, 2017.

December 31, 2017 (in thousands)	Fair Value	Average Yield
U.S. Treasury
One year or less	$109,935	1.05%
After one year through five years	24,926	1.01%
After five years through ten years	9,303	2.28%
Total U.S. Treasury Securities	144,164	1.13%
U.S. Government SBA
One year or less	44	2.63%
After one year through five years	1,925	2.55%
After five years through ten years	3,619	2.95%
After ten years	23,792	2.33%
Total U.S. Government Securities	29,380	2.42%
Government Agency & Government Sponsored Entities
After one year through five years	3,128	2.89%
Total Government Agency & Government Sponsored Entities	3,128	2.89%
Other
One year or less	3,010	2.25%
Total Other Securities	3,010	2.25%
Mortgage Backed Securities	301,914	2.39%
Total Investment Securities Available-for-Sale	$481,596	2.02%

Note:  The average yield for floating rate securities is calculated using the current stated yield.

Analysis of Investment Securities Held-to-Maturity
The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2017. Non-taxable Obligations of States and Political Subdivisions have been calculated on a fully taxable equivalent basis.

December 31, 2017 (in thousands)	Book Value	Average Yield
Obligations of States and Political Subdivisions - Non-Taxable
One year or less	$1,760	6.17%
After one year through five years	8,659	4.55%
After five years through ten years	14,155	4.10%
After ten years	29,886	5.14%
Total Obligations of States and Political Subdivisions - Non-Taxable	54,460	4.81%
Total Investment Securities Held-to-Maturity	$54,460	4.81%

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

Consumer - These are loans to individuals for personal use, and primarily include loans to purchase automobiles or recreational vehicles, and unsecured lines of credit. The Company has a minimal consumer loan portfolio, and loans are primarily made as an accommodation to deposit customers.

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

Overall, the Company's loan & lease portfolio at December 31, 2017 totaled $2.2 billion, an increase of $37.7 million or 1.7% over December 31, 2016. This increase has occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek and Concord. No assurances can be made that this growth in the loan & lease portfolio will continue.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of December 31 of the years indicated.

	2017		2016		2015		2014		2013
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate	$691,639	31.1%	$674,445	30.9%	$609,602	30.4%	$495,316	28.9%	$411,037	29.5%
Agricultural Real Estate	499,231	22.5%	467,685	21.4%	424,034	21.2%	357,207	20.8%	328,264	23.6%
Real Estate Construction	100,206	4.5%	176,462	8.1%	151,974	7.6%	96,519	5.6%	41,092	3.0%
Residential 1st Mortgages	260,751	11.7%	242,247	11.1%	206,405	10.3%	171,880	10.0%	151,292	10.9%
Home Equity Lines and Loans	34,525	1.6%	31,625	1.4%	33,056	1.7%	33,017	1.9%	35,477	2.5%
Agricultural	273,582	12.3%	295,325	13.5%	293,966	14.7%	281,963	16.4%	256,414	18.4%
Commercial	265,703	12.0%	217,577	10.0%	210,804	10.5%	230,819	13.5%	150,398	10.8%
Consumer & Other	6,656	0.3%	6,913	0.3%	6,592	0.3%	4,719	0.3%	5,052	0.4%
Leases	88,957	4.0%	70,986	3.3%	65,054	3.3%	44,217	2.6%	12,733	0.9%
Total Gross Loans & Leases	2,221,250	100.0%	2,183,265	100.0%	2,001,487	100.0%	1,715,657	100.0%	1,391,759	100.0%
Less: Unearned Income	5,955		5,664		5,128		3,413		3,523
Subtotal	2,215,295		2,177,601		1,996,359		1,712,244		1,388,236
Less: Allowance for Credit Losses	50,342		47,919		41,523		35,401		34,274
Loans & Leases, Net	$2,164,953		$2,129,682		$1,954,836		$1,676,843		$1,353,962

There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company on December 31, 2017.

(in thousands)	One Year or Less	Over One Year to Five Years	Over Five Years	Total
Commercial Real Estate	$41,785	$169,991	$473,185	$684,961
Agricultural Real Estate	12,794	77,619	408,818	499,231
Real Estate Construction	72,246	24,345	3,615	100,206
Residential 1st Mortgages	384	9,423	250,944	260,751
Home Equity Lines and Loans	12	743	33,770	34,525
Agricultural	154,670	91,277	27,635	273,582
Commercial	124,238	103,011	38,454	265,703
Consumer & Other	752	5,552	352	6,656
Leases	331	40,571	48,778	89,680
Total	$407,212	$522,532	$1,285,551	$2,215,295
Rate Sensitivity:
Fixed Rate	$52,727	$276,272	$559,516	$888,515
Variable Rate	354,485	246,260	726,035	1,326,780
Total	$407,212	$522,532	$1,285,551	$2,215,295
Percent	18.38%	23.59%	58.03%	100.00%

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan & lease review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified” and these loans & leases receive increased management attention. As of December 31, 2017, classified loans & leases totaled $8.9 million compared to $6.4 million at December 31, 2016.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of December 31, 2017 and 2016, non-accrual loans & leases totaled $0 and $3.1 million.

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

At December 31, 2017, restructured loans totaled $6.3 million all of which were performing and at December 31, 2016, restructured loans totaled $7.5 million with $6.0 million performing.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

The following table sets forth the amount of the Company's non-performing loans & leases and ORE as of December 31 of the years indicated.

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Non-Accrual Loans & Leases
Commercial Real Estate	$-	$-	$19	$-	$-
Agricultural Real Estate	-	1,304	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	95	65	77	324
Home Equity Lines and Loans	-	-	538	576	406
Agricultural	-	243	-	18	35
Commercial	-	1,426	1,524	1,586	1,815
Consumer & Other	-	6	10	13	16
Total Non-Accrual Loans & Leases	-	3,074	2,156	2,270	2,596
Accruing Loans & Leases Past Due 90 Days or More
Commercial Real Estate	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer & Other	-	-	-	-	-
Total Accruing Loans & Leases Past Due 90 Days or More	-	-	-	-	-
Total Non-Performing Loans & Leases	$-	$3,074	$2,156	$2,270	$2,596
Other Real Estate Owned	$873	$3,745	$2,441	$3,299	$4,611
Total Non-Performing Assets	$873	$6,819	$4,597	$5,569	$7,207
Restructured Loans & Leases (Performing)	$6,301	$4,462	$4,953	$4,955	$4,649
Non-Performing Loans & Leases as a Percent of Total Loans & Leases	0.00%	0.14%	0.11%	0.13%	0.19%

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

The Company reported $873,000 of ORE at December 31, 2017, and $3.7 million at December 31, 2016. ORE at December 31, 2017 consisted of commercial land.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of December 31, 2017, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•
The Central Valley was one of the hardest hit areas in the country during the recession. In many areas housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has improved throughout most of the Central Valley, in many of the Company’s market segments housing prices remain below peak levels and unemployment levels remain above those in other areas of the state and country.

•
The State of California experienced drought conditions from 2013 through most of 2016. Although significant levels of rain and snow in late 2016 and early 2017 have alleviated drought conditions in many areas of California, including those in the Company’s primary service area, the long-term risks associated with the availability of water continue to exist. See “Item 1A. Risk Factors” for additional information.

•
The agricultural industry is facing challenges associated with: (1) weakness in export markets due to proposed changes in trade policies; (2) tight labor markets and higher wages due to legislative changes at the state and federal levels; and (3) proposed changes in immigration policy and the resulting impact on the labor pool.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The following table sets forth, by time remaining to maturity, the Company’s time deposits in amounts of $250,000 or more at December 31, 2017.

(in thousands)
Time Deposits of $250,000 or More
Three Months or Less	$117,306
Over Three Months Through Six Months	33,656
Over Six Months Through Twelve Months	43,959
Over Twelve Months	17,653
Total Time Deposits of $250,000 or More	$212,574

Refer to the Year-To-Date Average Balances and Rate Schedules located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

At December 31, 2017, deposits totaled $2.7 billion. This represents an increase of 5.5% or $141.5 million from December 31, 2016. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; and (2) the Company’s expansion of its service area into Walnut Creek and Concord. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 5.5% since December 31, 2016, the Company’s focus continues to be on increasing low cost transaction and savings accounts:

•	Demand and interest-bearing transaction accounts increased $182.8 million or 14.6% since December 31, 2016.

•	Savings and money market accounts have increased $53.6 million or 7.1% since December 31, 2016.

•
Time deposit accounts have decreased $94.9 million or 16.6% since December 31, 2016, primarily due to the Company’s decision not to renew $90.0 million in high rate public funds time deposit accounts from the State of California.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Bank’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at December 31, 2017 or 2016. There were no Federal Funds purchased or advances from the FRB at December 31, 2017 or 2016.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10.0 million through the sale of subordinated debentures to an off-balance sheet trust and its sale of trust-preferred securities. See Note 14, located in “Item 8. Financial Statements and Supplementary Data.” Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital. These securities accrue interest at a variable rate based upon 3-month London InterBank Offered Rate (“LIBOR”) plus 2.85%. Interest rates reset quarterly (the next reset is March 16, 2018) and the rate was 4.45% as of December 31, 2017. The average rate paid for these securities was 4.11% in 2017 and 3.60% in 2016. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $300.3 million at December 31, 2017, and $280.0 million at the end of 2016.

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

In 2017 and 2016, the Company did not repurchase any shares under the Stock Repurchase Program. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Program is approximately $20 million.

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

During 2017, the Company issued 4,975 shares of common stock, which were contributed to the Bank’s non-qualified defined contribution retirement plans. The shares issued had prices ranging from $590 per share to $595 per share. These share prices were based upon valuations completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital. See Note 15, located in “Item 8. Financial Statements and Supplementary Data.”

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

(in thousands)	December 31, 2017	December 31, 2016
Commitments to Extend Credit	$735,678	$609,653
Letters of Credit	20,061	20,444
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	759	1,835

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $267,000 at December 31, 2017 and $267,000 at December 31, 2016. We do not anticipate any material losses as a result of these transactions.

Aggregate Contractual Obligations and Commitments
The following table presents, as of December 31, 2017, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. For further information on the nature of each obligation type, see applicable note disclosures located in “Item 8. Financial Statements and Supplementary Data.”

(in thousands)	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Obligations	$2,695	$670	$1,278	$608	$139
Long-Term Subordinated Debentures	10,310	-	-	-	10,310
Deferred Compensation (1)	47,755	2,970	1,796	1,061	41,928
Total	$60,760	$3,640	$3,074	$1,669	$52,377

(1) These amounts represent obligations to participants under the Company's various non-qualified deferred compensation plans. All amounts have been fully funded in to a Rabbi Trust as of December 31, 2017. See Note 17 located in “Item 8. Financial Statements and Supplementary Data.”

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

Part 3 - An unallocated allowance often occurs due to the imprecision in estimating and allocating allowance balances associated with macro factors such as: (1) the improving but still challenging economic conditions in the Central Valley; and (2) the long-term risks associated with the availability of water in the Central Valley.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at December 31, 2017 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At December 31, 2017, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.83% if rates increase by 200 basis points and a decrease in net interest income of 4.42% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $77 million and repurchase lines of $130 million with major banks. As of December 31, 2017, the Company has additional borrowing capacity of $455.2 million with the Federal Home Loan Bank and $381.4 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At December 31, 2017, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities available-for-sale of approximately $424.0 million, which represents 14% of total assets.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Farmers & Merchants Bancorp

Report of Management on Internal Control Over Financial Reporting

Management of Farmers & Merchants Bancorp and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 as described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Farmers & Merchants Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting included in Item 8. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

Los Angeles, California
March 15, 2018

We have served as the Company’s auditor since 2013.

Farmers & Merchants Bancorp
Consolidated Balance Sheets

(in thousands except share and per share data)

	December 31,
Assets	2017	2016
Cash and Cash Equivalents:
Cash and Due from Banks	$65,956	$54,896
Interest Bearing Deposits with Banks	121,193	43,964
Total Cash and Cash Equivalents	187,149	98,860

Investment Securities:
Available-for-Sale	481,596	448,263
Held-to-Maturity	54,460	58,109
Total Investment Securities	536,056	506,372

Loans & Leases:	2,215,295	2,177,601
Less: Allowance for Credit Losses	50,342	47,919
Loans& Leases, Net	2,164,953	2,129,682

Premises and Equipment, Net	28,679	29,229
Bank Owned Life Insurance	59,583	57,761
Interest Receivable and Other Assets	99,032	100,217
Total Assets	$3,075,452	$2,922,121

Liabilities
Deposits:
Demand	$832,652	$756,236
Interest-Bearing Transaction	601,476	495,063
Savings and Money Market	813,703	760,119
Time	475,397	570,293
Total Deposits	2,723,228	2,581,711
Subordinated Debentures	10,310	10,310
Interest Payable and Other Liabilities	42,254	50,119
Total Liabilities	2,775,792	2,642,140

Commitments & Contingencies (See Note 20)
Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 812,304 and 807,329 Shares Issued and Outstanding at December 31, 2017 and 2016, respectively.	8	8
Additional Paid-In Capital	93,624	90,671
Retained Earnings	206,845	189,313
Accumulated Other Comprehensive Income	(817)	(11)
Total Shareholders' Equity	299,660	279,981
Total Liabilities and Shareholders' Equity	$3,075,452	$2,922,121

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Income

(in thousands except per share data)

	Year Ended December 31,
	2017	2016	2015
Interest Income
Interest and Fees on Loans & Leases	$102,682	$91,570	$81,558
Interest on Deposits with Banks	2,060	287	172
Interest on Investment Securities:
Taxable	8,123	5,505	6,311
Exempt from Federal Tax	1,747	1,904	2,034
Total Interest Income	114,612	99,266	90,075

Interest Expense
Deposits	5,865	3,807	2,989
Borrowed Funds	-	18	7
Subordinated Debentures	424	371	329
Total Interest Expense	6,289	4,196	3,325

Net Interest Income	108,323	95,070	86,750
Provision for Credit Losses	2,850	6,335	750
Net Interest Income After Provision for Credit Losses	105,473	88,735	86,000

Non-Interest Income
Service Charges on Deposit Accounts	3,453	3,376	3,458
Net Gain (Loss) on Investment Securities	131	(284)	275
Increase in Cash Surrender Value of Life Insurance	1,822	1,864	1,908
Debit Card and ATM Fees	3,873	3,398	3,183
Net Gain on Deferred Compensation Investments	2,563	1,999	1,375
Bargain Purchase Gain	-	1,832	-
Other	4,920	3,072	4,376
Total Non-Interest Income	16,762	15,257	14,575

Non-Interest Expense
Salaries and Employee Benefits	45,746	41,981	39,683
Net Gain on Deferred Compensation Investments	2,563	1,999	1,375
Occupancy	3,543	2,985	2,884
Equipment	3,994	3,493	3,162
Marketing	1,027	1,191	1,254
Legal	424	1,243	421
FDIC Insurance	932	1,174	1,193
Gain on Sale of ORE	(414)	(5,941)	(299)
Other	9,939	10,047	6,586
Total Non-Interest Expense	67,754	58,172	56,259

Income Before Income Taxes	54,481	45,820	44,316
Provision for Income Taxes	26,111	16,097	16,924
Net Income	$28,370	$29,723	$27,392
Basic Earnings Per Common Share	$35.03	$37.44	$34.82

The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net Income	$28,370	$29,723	$27,392

Other Comprehensive Loss
Net Unrealized Loss on Available-for-Sale Securities	(1,011)	(1,330)	(3,069)
Deferred Tax Benefit Related to Unrealized Losses	281	559	1,290
Reclassification Adjustment for Realized (Gain) Loss on Available-for-Sale Securities Included in Net Income	(131)	284	(275)
Tax Expense (Benefit) Related to Reclassification Adjustment	55	(119)	116
Change in Net Unrealized Loss on Available-for-Sale Securities, Net of Tax	(806)	(606)	(1,938)
Total Other Comprehensive Loss	(806)	(606)	(1,938)

Comprehensive Income	$27,564	$29,117	$25,454

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders' Equity

(in thousands except share and per share data)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance, January 1, 2015	784,082	$8	$77,804	$152,833	$2,533	$233,178
Net Income				27,392		27,392
Cash Dividends Declared on Common Stock ($12.90 per share)				(10,157)		(10,157)
Issuance of Common Stock	6,705		3,360			3,360
Change in Net Unrealized Gain on Securities Available-for-Sale					(1,938)	(1,938)
Balance, December 31, 2015	790,787	$8	$81,164	$170,068	$595	$251,835
Net Income				29,723		29,723
Cash Dividends Declared on Common Stock ($13.10 per share)				(10,478)		(10,478)
Issuance of Common Stock	16,542		9,507			9,507
Change in Net Unrealized Gain on Securities Available-for-Sale					(606)	(606)
Balance, December 31, 2016	807,329	$8	$90,671	$189,313	$(11)	$279,981
Net Income				28,370		28,370
Cash Dividends Declared on Common Stock ($13.55 per share)				(10,982)		(10,982)
Issuance of Common Stock	4,975		2,953			2,953
Tax Adjustment of Available-for-Sale Securities Reclassed from AOCI				144	(144)	-
Change in Net Unrealized (Loss) on Securities Available-for-Sale					(662)	(662)
Balance, December 31, 2017	812,304	$8	$93,624	$206,845	$(817)	$299,660

The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net Income	$28,370	$29,723	$27,392
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	2,850	6,335	750
Depreciation and Amortization	2,186	1,896	1,685
Provision for Deferred Income Taxes	12,605	(2,299)	(907)
Net Amortization of Investment Security Premium & Discounts	1,430	1,481	1,554
Amortization of Core Deposit Intangible	110	13	-
Accretion of Discount on Acquired Loans	(202)	(43)	-
Net (Gain) Loss on Investment Securities	(131)	284	(275)
Net (Gain) Loss on Sale of Property & Equipment	(1,189)	71	(383)
Net Gain on sale of ORE	(414)	(5,941)	(299)
Net Gain from Acquisition	-	(1,832)	-
Net Change in Operating Assets & Liabilities:
Net (Increase) Decrease in Interest Receivable and Other Assets	(275)	1,056	4,685
Net (Decrease) Increase in Interest Payable and Other Liabilities	(5,396)	4,068	3,125
Net Cash Provided by Operating Activities	39,944	34,812	37,327
Investing Activities
Purchase of Investment Securities Available-for-Sale	(325,573)	(497,797)	(203,996)
Proceeds from Sold, Matured, or Called Securities Available-for-Sale	289,857	426,142	227,157
Purchase of Investment Securities Held-to-Maturity	(1,205)	(2,264)	(17,747)
Proceeds from Matured, or Called Securities Held-to-Maturity	4,794	5,499	18,031
Net Loans & Leases Paid, Originated or Acquired	(38,178)	(148,960)	(284,211)
Principal Collected on Loans & Leases Previously Charged Off	259	232	5,468
Cash Acquired in Acquisition, Net of Cash Paid	-	31,751	-
Additions to Premises and Equipment	(4,254)	(1,504)	(2,726)
Purchase of Other Investment	(14,380)	(6,825)	(2,110)
Proceeds from Sale of Property & Equipment	3,304	-	670
Proceeds from Sale of ORE	3,186	8,282	1,156
Net Cash Used in Investing Activities	(82,190)	(185,444)	(258,308)
Financing Activities
Net Increase in Deposits	141,517	200,524	213,459
Cash Dividends	(10,982)	(10,478)	(10,157)
Net Cash Provided by Financing Activities	130,535	190,046	203,302
Increase (Decrease) in Cash and Cash Equivalents	88,289	39,414	(17,679)
Cash and Cash Equivalents at Beginning of Year	98,860	59,446	$77,125
Cash and Cash Equivalents at End of Year	$187,149	$98,860	$59,446
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$-	$538	$-
Cash Payments Made for Income Taxes	$13,942	$12,891	$8,475
Issuance of Common Stock to the Bank's Non-Qualified Retirement Plans	$2,953	$2,586	$3,360
Interest Paid	$6,005	$3,856	$3,190

Acquisitions:
Fair Value of Assets Acquired	$-	$114,871	$-
Fair Value of Liabilities Acquired	$-	$103,861	$-
Issuance of Common Stock to Acquired Bank's Shareholders	$-	$6,921	$-

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

3. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:
(in thousands)

December 31, 2017	Amortized Cost	Gross Unrealized		Fair/Book Value
		Gains	Losses
Government Agency & Government-Sponsored Entities	$3,080	$48	$-	$3,128
US Treasury Notes	144,606	-	442	144,164
US Govt SBA	29,559	29	208	29,380
Mortgage Backed Securities (1)	302,502	939	1,527	301,914
Other	3,010	-	-	3,010
Total	$482,757	$1,016	$2,177	$481,596

December 31, 2016	Amortized Cost	Gross Unrealized		Fair/Book Value
		Gains	Losses
Government Agency & Government-Sponsored Entities	$3,127	$114	$-	$3,241
US Treasury Notes	134,755	5	332	134,428
US Govt SBA	36,532	42	260	36,314
Mortgage Backed Securities (1)	272,858	1,725	1,313	273,270
Other	1,010	-	-	1,010
Total	$448,282	$1,886	$1,905	$448,263

(1)	All Mortgage Backed Securities were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows: (in thousands)

December 31, 2017	Book Value	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of States and Political Subdivisions	$54,460	$776	$-	$55,236
Total	$54,460	$776	$-	$55,236

December 31, 2016	Book Value	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of States and Political Subdivisions	$58,109	$339	$40	$58,408
Total	$58,109	$339	$40	$58,408

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at December 31, 2017 by contractual maturity are shown in the following tables. (in thousands)

	Available-for-Sale		Held-to-Maturity
December 31, 2017	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within One Year	$113,065	$112,989	$1,760	$1,769
After One Year Through Five Years	30,207	29,979	8,659	8,664
After Five Years Through Ten Years	13,044	12,922	14,155	14,347
After Ten Years	23,939	23,792	29,886	30,456
	180,255	179,682	54,460	55,236

Investment Securities Not Due at a Single Maturity Date:
Mortgage Backed Securities	302,502	301,914	-	-
Total	$482,757	$481,596	$54,460	$55,236

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

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$94,281	$144	$49,883	$298	$144,164	$442
US Govt SBA	8,379	51	12,900	157	21,279	208
Mortgage Backed Securities	126,863	932	43,208	595	170,071	1,527
Total	$229,523	$1,127	$105,991	$1,050	$335,514	$2,177

	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$99,429	$332	$-	$-	$99,429	$332
US Govt SBA	27,483	260	-	-	27,483	260
Mortgage Backed Securities	123,157	1,313	-	-	123,157	1,313
Total	$250,069	$1,905	$-	$-	$250,069	$1,905

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$7,251	$40	$-	$-	$7,251	$40
Total	$7,251	$40	$-	$-	$7,251	$40

As of December 31, 2017, the Company held 476 investment securities of which 97 were in an unrealized loss position for less than twelve months and 98 securities were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At December 31, 2017, no securities of government agency and government sponsored entities were in a loss position for less than 12 months and none were in a loss position for 12 months or more. There were no unrealized losses on the Company's investments in securities of government agency and government sponsored entities at December 31, 2017 or December 31, 2016. Repayment of these investments is guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2017.

U.S. Treasury Notes – At December 31, 2017, 7 U.S. Treasury Note security investments were in a loss position for less than 12 months and 2 were in a loss position for 12 months or more. The unrealized losses on the Company's investment in US treasury notes were $442,000 at December 31, 2017 and $332,000 at December 31, 2016. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2017 and December 31, 2016.

U.S. Government SBA – At December 31, 2017, 54 U.S. Government SBA security investments were in a loss position for less than 12 months and 70 were in a loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Government SBA were $208,000 at December 31, 2017 and $260,000 at December 31, 2016. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2017 and December 31, 2016.

Mortgage Backed Securities - At December 31, 2017, 26 mortgage backed security investments were in a loss position for less than 12 months and 36 was in a loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage-backed securities were $1.5 million at December 31, 2017 and $1.3 million at December 31, 2016. The unrealized losses were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2017 or 2016.

Obligations of States and Political Subdivisions - At December 31, 2017, no obligations of states and political subdivisions were in a loss position for less than 12 months. None were in a loss position for 12 months or more. As of December 31, 2017, over ninety-nine percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or the issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the one percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligation of states and political subdivisions were $0 at December 31, 2017 and $40,000 at December 31, 2016. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2017 and December 31, 2016.

Proceeds from sales and calls of these securities were as follows:

(in thousands) Gross Gross Gross	Gross Proceeds	Gross Gains	Gross Losses
2017	$7,831	$143	$12
2016	$105,941	$250	$534
2015	$61,335	$275	$-

Pledged Securities
As of December 31, 2017, securities carried at $214.5 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $171.9 million at December 31, 2016.

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

4. Federal Home Loan Bank Stock and Other Equity Securities, at Cost

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and other equity securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock and other equity securities are reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets and totaled $22.6 million at December 31, 2017 and $9.2 million at December 31, 2016.

5. Loans & Leases

Loans & leases as of December 31 consisted of the following:

(in thousands)	2017	2016
Commercial Real Estate	$691,639	$674,445
Agricultural Real Estate	499,231	467,685
Real Estate Construction	100,206	176,462
Residential 1st Mortgages	260,751	242,247
Home Equity Lines and Loans	34,525	31,625
Agricultural	273,582	295,325
Commercial	265,703	217,577
Consumer & Other	6,656	6,913
Leases	88,957	70,986
Total Gross Loans & Leases	2,221,250	2,183,265
Less: Unearned Income	5,955	5,664
Subtotal	2,215,295	2,177,601
Less: Allowance for Credit Losses	50,342	47,919
Loans & Leases, Net	$2,164,953	$2,129,682

At December 31, 2017, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $618.4 million and $568.6 million, respectively. The borrowing capacity on these loans was $521.2 million from FHLB and $381.4 million from the FRB.

6. Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses at December 31, 2017 and December 31, 2016 by portfolio segment and by impairment methodology (in thousands):

December 31, 2017	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2017	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Charge-Offs	(109)	-	-	(53)	(3)	(374)	-	(146)	-	-	(685)
Recoveries	109	-	-	40	8	17	8	76	-	-	258
Provision	(188)	2,635	(1,377)	(37)	179	1,135	674	79	(223)	(27)	2,850
Ending Balance- December 31, 2017	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Ending Balance Individually Evaluated for Impairment	366	-	-	73	17	-	220	8	-	-	684
Ending Balance Collectively Evaluated for Impairment	10,556	12,085	1,846	742	2,307	8,159	8,977	201	3,363	1,422	49,658
Loans & Leases:
Ending Balance	$684,961	$499,231	$100,206	$260,751	$34,525	$273,582	$265,703	$6,656	$89,680	$-	$2,215,295
Ending Balance Individually Evaluated for Impairment	4,822	-	-	2,373	340	-	1,734	10	-	-	9,279
Ending Balance Collectively Evaluated for Impairment	680,139	499,231	100,206	258,378	34,185	273,582	263,969	6,646	89,680	-	2,206,016

December 31, 2016	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2016	$10,063	$6,881	$2,485	$789	$2,146	$6,308	$7,836	$175	$3,294	$1,546	$41,523
Charge-Offs	-	-	-	(21)	(46)	-	-	(105)	-	-	(172)
Recoveries	2	-	-	26	103	-	47	55	-	-	233
Provision	1,045	2,569	738	71	(63)	1,073	632	75	292	(97)	6,335
Ending Balance- December 31, 2016	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Ending Balance Individually Evaluated for Impairment	-	-	-	70	18	128	608	7	-	-	831
Ending Balance Collectively Evaluated for Impairment	11,110	9,450	3,223	795	2,122	7,253	7,907	193	3,586	1,449	47,088
Loans & Leases:
Ending Balance	$668,046	$467,685	$176,462	$242,247	$31,625	$295,325	$217,577	$6,913	$71,721	$-	$2,177,601
Ending Balance Individually Evaluated for Impairment	1,932	1,304	-	2,126	402	625	4,464	10	-	-	10,863
Ending Balance Collectively Evaluated for Impairment	666,114	466,381	176,462	240,121	31,223	294,700	213,113	6,903	71,721	-	2,166,738

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $3.0 million and $3.3 million at December 31, 2017 and 2016, respectively, which are no longer disclosed or classified as TDR’s.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at December 31, 2017 and December 31, 2016 (in thousands):

December 31, 2017	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$677,636	$6,843	$482	$684,961
Agricultural Real Estate	488,672	6,529	4,030	499,231
Real Estate Construction	90,728	9,478	-	100,206
Residential 1st Mortgages	259,795	41	915	260,751
Home Equity Lines and Loans	34,476	-	49	34,525
Agricultural	264,425	6,439	2,718	273,582
Commercial	260,565	4,610	528	265,703
Consumer & Other	6,498	-	158	6,656
Leases	87,497	2,183	-	89,680
Total	$2,170,292	$36,123	$8,880	$2,215,295

December 31, 2016	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$659,694	$6,817	$1,535	$668,046
Agricultural Real Estate	464,997	1,384	1,304	467,685
Real Estate Construction	176,462	-	-	176,462
Residential 1st Mortgages	241,816	47	384	242,247
Home Equity Lines and Loans	31,558	-	67	31,625
Agricultural	283,525	11,366	434	295,325
Commercial	208,172	6,974	2,431	217,577
Consumer & Other	6,705	-	208	6,913
Leases	71,721	-	-	71,721
Total	$2,144,650	$26,588	$6,363	$2,177,601

See Note 1. Significant Accounting Policies – Allowance for Credit Losses for a description of the internal risk ratings used by the Company. There were no loans & leases outstanding at December 31, 2017 and 2016 rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at December 31, 2017 and December 31, 2016 (in thousands):

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$684,961	$684,961
Agricultural Real Estate	-	-	-	-	-	499,231	499,231
Real Estate Construction	-	-	-	-	-	100,206	100,206
Residential 1st Mortgages	448	-	-	-	448	260,303	260,751
Home Equity Lines and Loans	10	-	-	-	10	34,515	34,525
Agricultural	-	-	-	-	-	273,582	273,582
Commercial	180	-	-	-	180	265,523	265,703
Consumer & Other	7	-	-	-	7	6,649	6,656
Leases	-	-	-	-	-	89,680	89,680
Total	$645	$-	$-	$-	$645	$2,214,650	$2,215,295

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$668,046	$668,046
Agricultural Real Estate	-	-	-	1,304	1,304	466,381	467,685
Real Estate Construction	-	-	-	-	-	176,462	176,462
Residential 1st Mortgages	-	-	-	95	95	242,152	242,247
Home Equity Lines and Loans	-	-	-	-	-	31,625	31,625
Agricultural	-	-	-	243	243	295,082	295,325
Commercial	-	-	-	1,425	1,425	216,152	217,577
Consumer & Other	10	-	-	7	17	6,896	6,913
Leases	-	-	-	-	-	71,721	71,721
Total	$10	$-	$-	$3,074	$3,084	$2,174,517	$2,177,601

There were no non-accrual loans & leases at December 31, 2017. At December 31, 2016, non-accrual loans & leases were $3.1 million. Interest income forgone on loans & leases placed on non-accrual status was $0, $127,000, and $109,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

The following tables show information related to impaired loans & leases at and for the year ended December 31, 2017 and December 31, 2016 (in thousands):

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$104	$104	$-	$107	$11
Agricultural Real Estate	-	-	-	488	-
Residential 1st Mortgages	911	1,012	-	532	11
Home Equity Lines and Loans	-	-	-	16	-
Agricultural	-	-	-	30	-
	$1,015	$1,116	$-	$1,173	$22
With an allowance recorded:
Commercial Real Estate	$2,973	$2,961	$366	$2,999	$104
Residential 1st Mortgages	508	571	25	469	16
Home Equity Lines and Loans	73	89	4	74	3
Agricultural	-	-	-	409	21
Commercial	1,741	1,734	220	1,693	59
Consumer & Other	8	9	8	11	-
	$5,303	$5,364	$623	$5,655	$203
Total	$6,318	$6,480	$623	$6,828	$225

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$184	$184	$-	$354	$7
Agricultural Real Estate	1,305	1,305	-	569	3
Residential 1st Mortgages	451	504	-	404	10
Home Equity Lines and Loans	-	-	-	181	-
Agricultural	-	-	-	144	5
Commercial	3,023	3,023	-	3,053	133
	$4,963	$5,016	$-	$4,705	$158
With an allowance recorded:
Residential 1st Mortgages	$430	$469	$21	$336	$13
Home Equity Lines and Loans	90	97	5	123	4
Agricultural	625	625	128	581	22
Commercial	1,441	1,640	608	1,536	8
Consumer & Other	6	13	6	12	-
	$2,592	$2,844	$768	$2,588	$47
Total	$7,555	$7,860	$768	$7,293	$205

Total recorded investment shown in the prior table will not equal the total ending balance of loans & leases individually evaluated for impairment on the allocation of allowance table. This is because this table does not include impaired loans that were previously modified in a troubled debt restructuring, are currently performing and are no longer disclosed or classified as TDR’s.

At December 31, 2017, the Company allocated $623,000 of specific reserves to $6.3 million of troubled debt restructured loans, all of which were performing. At December 31, 2016, the Company allocated $736,000 of specific reserves to $5.9 million of troubled debt restructured loans, of which $4.5 million were performing. The Company had no commitments at December 31, 2017 and December 31, 2016 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ending December 31, 2017, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan ranged from 3 to 5 years. Modifications involving an extension of the maturity date ranged from 3 to 10 years.

The following table presents loans by class modified as troubled debt restructured loans for the period ended December 31, 2017 (in thousands):

	December 31, 2017
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	2	$673	$630
Home Equity Lines and Loans	1	32	32
Commercial	2	138	138
Consumer & Other	1	9	8
Total	6	$852	$808

The troubled debt restructurings described above had no impact on the allowance for credit losses and resulted in charge-offs of $44,000 for the twelve months ended December 31, 2017.

During the period ended December 31, 2017, there were no payment defaults on loans modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

7. Premises and Equipment

Premises and equipment as of December 31st, consisted of the following:

(in thousands)	2017	2016
Land and Buildings	$36,018	$37,003
Furniture, Fixtures, and Equipment	20,399	20,196
Leasehold Improvements	3,117	2,439
Subtotal	59,534	59,638
Less: Accumulated Depreciation and Amortization	30,855	30,409
Total	$28,679	$29,229

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $2,186,000, $1,896,000, and $1,685,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Total rental expense for premises was $688,000, $644,000, and $604,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Rental income was $169,000, $102,000, and $94,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

8. Other Real Estate

The Bank reported $837,000 in other real estate at December 31, 2017, and $3.7 million at December 31, 2016. Other real estate includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred. Other real estate is reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets.

9. Time Deposits

Time Deposits of $250,000 or more as of December 31 were as follows:

(in thousands)	2017	2016
Balance	$212,574	$289,955

At December 31, 2017, the scheduled maturities of time deposits were as follows:

(in thousands)	Scheduled Maturities
2018	$426,874
2019	30,219
2020	10,317
2021	3,100
2022	4,887
Total	$475,397

10. Income Taxes

Current and deferred income tax expense (benefit) provided for the years ended December 31 consisted of the following:

(in thousands)	2017	2016	2015
Current
Federal	$9,460	$13,101	$11,979
State	4,046	4,832	4,446
Total Current	13,506	17,933	16,425
Deferred
Federal	11,154	(1,607)	383
State	1,451	(229)	116
Total Deferred	12,605	(1,836)	499
Total Provision for Taxes	$26,111	$16,097	$16,924

The total provision for income taxes differs from the federal statutory rate as follows:

	2017		2016		2015
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax Provision at Federal Statutory Rate	$19,068	35.0%	$16,037	35.0%	$15,510	35.0%
Interest on Obligations of States and Political Subdivisions exempt from Federal Taxation	(617)	(1.1%)	(675)	(1.5%)	(711)	(1.6%)
State and Local Income Taxes, Net of Federal Income Tax Benefit	3,573	6.5%	2,992	6.5%	2,966	6.7%
Bank Owned Life Insurance	(696)	(1.3%)	(731)	(1.6%)	(712)	(1.6%)
Low-Income Housing Tax Credit	(1,546)	(2.8%)	(1,201)	(2.6%)	(291)	(0.7%)
Bargain Purchase Gain	-	0.0%	(641)	(1.4%)	-	0.0%
Deferred Tax Asset Remeasurement	6,256	11.5%	-	0.0%	-	0.0%
Other, Net	73	0.1%	316	0.7%	162	0.4%
Total Provision for Taxes	$26,111	47.9%	$16,097	35.1%	$16,924	38.2%

The components of net deferred tax assets as of December 31 are as follows: The net deferred tax assets are reported in Interest Receivable and Other Assets on the Company's Consolidated Balance Sheet.

(in thousands)	2017	2016
Deferred Tax Assets
Allowance for Credit Losses	$14,962	$20,260
Accrued Liabilities	7,421	9,807
Deferred Compensation	8,996	14,166
State Franchise Tax	850	1,680
Acquired Net Operating Loss	756	1,135
Fair Value Adjustment on Loans Acquired	242	429
Fair Value Adjustment on ORE Acquired	108	299
Unrealized Loss on Securities Available-for-Sale	373	58
Low-Income Housing Investment	470	366
Other	17	233
Total Deferred Tax Assets	$34,195	$48,433
Deferred Tax Liabilities
Premises and Equipment	(1,361)	(1,707)
Securities Accretion	(164)	(341)
Leasing Activities	(12,389)	(14,868)
Core Deposit Intangible Asset	(247)	(398)
Prepaid	(964)	(314)
Other	(944)	(494)
Total Deferred Tax Liabilities	(16,069)	(18,122)
Net Deferred Tax Assets	$18,126	$30,311

The Tax Cuts and Jobs Act, which lowers the Company’s previous 35% federal corporate tax rate to 21%, was signed into law by President Trump on December 22, 2017. In accordance with the ASC Topic 740, Income Taxes, companies must recognize the effect of tax law changes in the period of enactment. As a result, the Company is required to re-measure its deferred tax assets (DTA) and deferred tax liabilities (DTL) at the new tax rate of 21%. This onetime re-measurement resulted in a $6.3 million increase in the Company’s income tax provision. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. The net deferred tax assets are reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheet.

The Company and its subsidiaries file income tax returns in the U.S. federal and California jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by the tax authorities for the years before 2013.

11. Short Term Borrowings

As of December 31, 2017 and 2016, the Company had unused lines of credit available for short-term liquidity purposes of $1.0 billion and $962.8 million, respectively. Federal Funds purchased and advances are generally issued on an overnight basis. There were no advances from the FHLB at December 31, 2017 or 2016. There were no Federal Funds purchased or advances from the FRB at December 31, 2017 or 2016.

12.  Securities Sold Under Agreement to Repurchase

Securities Sold Under Agreement to Repurchase are used as secured borrowing alternatives to FHLB Advances or FRB Borrowings.

At December 31, 2017 and December 31, 2016, the Company had no securities sold under agreement to repurchase.

13. Federal Home Loan Bank Advances

The Company had no short-term or long-term advances from the Federal Home Loan Bank of San Francisco at December 31, 2017 or 2016.

In accordance with the Collateral Pledge and Security Agreement, advances are secured by all FHLB stock held by the Company. At December 31, 2017, $618.4 million in loans were approved for pledging as collateral on borrowing lines with the FHLB. The borrowing capacity on these loans was $521.2 million.

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

Repurchases under the program may be made from time to time on the open market or through private transactions. The repurchase program also requires that no repurchases may be made if the Bank would not remain “well-capitalized” after the repurchase. There were no stock repurchases made in 2017 or 2016.

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

During 2017, the Company issued 4,975 shares of common stock. All of these shares were contributed to the Bank’s non-qualified defined contribution retirement plans. The shares issued had prices ranging from $590 per share to $595 per share. These share prices were based upon valuations completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$330,041	12.66%	$208,552	8.0%	$260,691	10.0%
Total Consolidated Capital to Risk Weighted Assets	$342,210	13.07%	$209,532	8.0%	N/A	N/A
Total Bank Common Equity Tier 1 Capital Ratio	$297,232	11.40%	$117,311	4.5%	$169,449	6.5%
Total Consolidated Common Equity Tier 1 Capital Ratio	$299,401	11.43%	$117,862	4.5%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$297,232	11.40%	$156,414	6.0%	$208,552	8.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$309,250	11.81%	$157,150	6.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$297,232	9.65%	$123,178	4.0%	$153,972	5.0%
Tier 1 Consolidated Capital to Average Assets	$309,250	9.99%	$123,790	4.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$319,776	12.79%	$199,958	8.0%	$249,947	10.0%
Total Consolidated Capital to Risk Weighted Assets	$319,983	12.80%	$199,981	8.0%	N/A	N/A
Total Bank Common Equity Tier 1 Capital Ratio	$288,324	11.54%	$112,476	4.5%	$162,466	6.5%
Total Consolidated Common Equity Tier 1 Capital Ratio	$278,981	11.16%	$112,489	4.5%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$288,323	11.54%	$149,968	6.0%	$199,958	8.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$288,527	11.54%	$149,986	6.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$288,324	10.08%	$114,409	4.0%	$143,011	5.0%
Tier 1 Consolidated Capital to Average Assets	$288,527	10.07%	$114,568	4.0%	N/A	N/A

16. Dividends and Basic Earnings Per Common Share

Total cash dividends during 2017 were $10,982,000 or $13.55 per share of common stock, an increase of 3.4% per share from $10,478,000 or $13.10 per share in 2016. In 2015, cash dividends totaled $10,157,000 or $12.90 per share.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The following table calculates the basic earnings per common share for the periods indicated.

(net income in thousands)	2017	2016	2015
Net Income	$28,370	$29,723	$27,392
Weighted Average Number of Common Shares Outstanding	809,834	793,970	786,582
Basic Earnings Per Common Share	$35.03	$37.44	$34.82

17. Employee Benefit Plans

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $1.0 million, $975,000, and $925,000 for the years ended December 31, 2017, 2016, and 2015, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $1.2 million, $1.2 million, and $1.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions and after tax (Roth) contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

Executive Retirement Plan and Life Insurance Arrangements
The Company, through the Bank, sponsors an Executive Retirement Plan for certain executive level employees. The Executive Retirement Plan is a non-qualified defined contribution plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. The Plan is comprised of: (1) a Performance Component which makes contributions based upon long-term cumulative profitability and increase in market value of the Company; (2) a Salary Component which makes contributions based upon participant salary levels; and (3) an Equity Component for which contributions are discretionary and subject to Board of Directors approval. Executive Retirement Plan contributions are invested in a mix of financial instruments; however, Equity Component contributions are invested primarily in stock of the Company.

The Company expensed $4.3 million to the Executive Retirement Plan during the year ended December 31, 2017, $3.8 million during the year ended December 31, 2016 and $3.5 million during the year ended December 31, 2015. The Company’s total accrued liability under the Executive Retirement Plan was $43.3 million as of December 31, 2017 and $37.4 million as of December 31, 2016. All amounts have been fully funded into a Rabbi Trust as of December 31, 2017.

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

The Company earned tax-exempt interest on the life insurance policies of $1.8 million for the year ended December 31, 2017, and $1.9 million for the years ended December 31, 2016, and 2015. As of December 31, 2017 and 2016, the total cash surrender value of the insurance policies was $59.6 million and $57.8 million, respectively.

Senior Management Retention Plan
The Company, through the Bank, sponsors a Senior Management Retention Plan (“SMRP”) for certain senior level employees. The SMRP is a non-qualified defined contribution plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. All contributions are discretionary and subject to the Board of Directors approval. Contributions are invested primarily in stock of the Company. The Company expensed $765,000 to the SMRP during the year ended December 31, 2017, $627,000 during the year ended December 31, 2016 and $530,000 during the year ended December 31, 2015. The Company’s total accrued liability under the SMRP was $4.4 million as of December 31, 2017 and $3.4 million as of December 31, 2016. All amounts have been fully funded into a Rabbi Trust as of December 31, 2017.

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

At December 31, 2017, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At December 31, 2017, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,128	$-	$3,128	$-
US Treasury Notes	144,164	144,164	-	-
US Govt SBA	29,380	-	29,380	-
Mortgage Backed Securities	301,914	-	301,914	-
Other	3,010	200	310	2,500
Total Assets Measured at Fair Value On a Recurring Basis	$481,596	$144,364	$334,732	$2,500

		Fair Value Measurements At December 31, 2016, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,241	$-	$3,241	$-
US Treasury Notes	134,428	134,428	-	-
US Govt SBA	36,314		36,314
Mortgage Backed Securities	273,270	-	273,270	-
Other	1,010	200	310	500
Total Assets Measured at Fair Value On a Recurring Basis	$448,263	$134,628	$313,135	$500

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the year ended December 31, 2017, there were no transfers in or out of level 1, 2, or 3.

The available for sale investment security categorized as a Level 3 asset for year ended December 31, 2017 consisted of one $2.5 million investment in a limited liability company that purchases SBA loans. The Company increased this investment by $2.0 million during 2017. This security is not actively traded and is owned by a few investors. The significant unobservable data reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average lives and credit information, among other things. There were no gains or losses or transfers in or out of level 3 during the year ended December 31, 2017.

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

		Fair Value Measurements At December 31, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$2,595	$-	$-	$2,595
Residential 1st Mortgage	997	-	-	997
Home Equity Lines and Loans	75	-	-	75
Commercial	1,514	-	-	1,514
Total Impaired Loans	5,181	-	-	5,181
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,054	$-	$-	$6,054

		Fair Value Measurements At December 31, 2016, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential 1st Mortgage	$480	$-	$-	$480
Home Equity Lines and Loans	83	-	-	83
Agricultural	497	-	-	497
Commercial	833	-	-	833
Total Impaired Loans	1,893	-	-	1,893
Other Real Estate:
Home Equity Lines and Loans	785	-	-	785
Real Estate Construction	2,960	-	-	2,960
Total Other Real Estate	3,745	-	-	3,745
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,638	$-	$-	$5,638

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2017:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Commercial Real Estate	$2,595	Income Approach	Capitalization Rate	3.25%, 3.25%
Residential 1st Mortgages	$997	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% -4%, 2%
Home Equity Lines and Loans	$75	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 2%
Commercial	$1,514	Income Approach	Capitalization Rate	2.95% - 8.70%, 3.40%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
December 31, 2017 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$187,149	$187,149	$-	$-	$187,149

Investment Securities Available-for-Sale	481,596	29,580	449,516	2,500	481,596

Investment Securities Held-to-Maturity	54,460	-	38,492	16,744	55,236

FHLB Stock	10,342	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance	2,164,953	-	-	2,137,987	2,137,987
Accrued Interest Receivable	10,999	-	10,999	-	10,999

Liabilities:
Deposits	2,723,228	2,247,831	472,671	-	2,720,502
Subordinated Debentures	10,310	-	7,428	-	7,428
Accrued Interest Payable	1,137	-	1,137	-	1,137

		Fair Value of Financial Instruments Using
December 31, 2016 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$98,960	$98,960	$-	$-	$98,960

Investment Securities Available-for-Sale	448,263	134,628	313,135	500	448,263

Investment Securities Held-to-Maturity	58,109	-	40,415	17,993	58,408

FHLB Stock	8,872	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance	2,129,682	-	-	2,107,060	2,107,060
Accrued Interest Receivable	10,047	-	10,047	-	10,047

Liabilities:
Deposits	2,581,711	2,011,418	569,183	-	2,580,601
Subordinated Debentures	10,310	-	6,578	-	6,578
Accrued Interest Payable	852	-	852	-	852

Fair value estimates presented herein are based on pertinent information available to management as of December 31, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and; therefore, current estimates of fair value may differ significantly from the amounts presented above. The methods and assumptions used to estimate the fair value of each class of financial instrument listed in the table above are explained below.

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

(in thousands)	December 31, 2017	December 31, 2016
Commitments to Extend Credit	$735,678	$609,653
Letters of Credit	20,061	20,444
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	759	1,835

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Outstanding standby letters of credit have maturity dates ranging from 1 to 60 months with final expiration in January 2023. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company is obligated under a number of noncancellable operating leases for premises and equipment used for banking purposes. Minimum future rental commitments under noncancellable operating leases as of December 31, 2017, were $670,000, $634,000, $644,000, $462,000, and $146,000 for the years 2018 through 2022, and $139,000 for the remaining term of the leases.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

The Company may be required to maintain average reserves on deposit with the Federal Reserve Bank primarily based on deposits outstanding. There were no reserve requirements during 2017 or 2016.

21. Recent Accounting Developments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the ASU changes the income statement impact of equity investments held by the Company and the requirement for the Company to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The Company adopted the ASU provisions on January 1, 2018. Management does not expect the adoption of the ASU to have a material effect on the Company’s consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. The Company is currently evaluating the impact the adoption of this update will have on the consolidated financial statements. As a financial institution, the Company’s largest component of revenue, interest income, is excluded from the scope of this ASU. The Company adopted this ASU on January 1, 2018.

22. Parent Company Financial Information

The following financial information is presented as of December 31 for the periods indicated.

Farmers & Merchants Bancorp
Condensed Balance Sheets

(in thousands)	2017	2016
Cash	$332	$228
Investment in Farmers & Merchants Bank of Central California	297,643	289,778
Investment Securities	409	409
Other Assets	12,006	184
Total Assets	$310,390	$290,599

Subordinated Debentures	$10,310	$10,310
Liabilities	420	308
Shareholders' Equity	299,660	279,981
Total Liabilities and Shareholders' Equity	$310,390	$290,599

Farmers & Merchants Bancorp
Condensed Statements of Income

	Year Ended December 31,
(in thousands)	2017	2016	2015
Equity in Undistributed Earnings in Farmers & Merchants Bank of Central California	$5,575	$17,043	$17,352
Dividends from Subsidiary	23,575	14,275	10,875
Interest Income	13	11	10
Other Expenses, Net	(1,552)	(2,485)	(1,451)
Tax Benefit	759	879	606
Net Income	$28,370	$29,723	$27,392

Farmers & Merchants Bancorp
Condensed Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash Flows from Operating Activities:
Net Income	$28,370	$29,723	$27,392
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Net Earnings from Subsidiary	(5,575)	(17,043)	(17,352)
Net (Increase) Decrease in Other Assets	(11,822)	(124)	(79)
Net Increase (Decrease) in Liabilities	112	49	141
Net Cash Provided by Operating Activities	11,085	12,605	10,102
Investing Activities:
Securities Sold or Matured	1	-	-
Payments for Business Acquisition	-	(2,207)	-
Payments for Investments in Subsidiaries	(2,953)	(2,586)	(3,360)
Net Cash Used by Investing Activities	(2,952)	(4,793)	(3,360)
Financing Activities:
Issuance of Common Stock	2,953	2,586	3,360
Cash Dividends	(10,982)	(10,478)	(10,157)
Net Cash Used by Financing Activities	(8,029)	(7,892)	(6,797)
Increase (Decrease) in Cash and Cash Equivalents	104	(80)	(55)
Cash and Cash Equivalents at Beginning of Year	228	308	363
Cash and Cash Equivalents at End of Year	$332	$228	$308

23. Quarterly Unaudited Financial Data

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in 2017 and 2016. This information is derived from unaudited consolidated financial statements that include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

2017 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Interest Income	$27,242	$28,069	$29,609	$29,692	$114,612
Total Interest Expense	1,376	1,538	1,759	1,616	6,289
Net Interest Income	25,866	26,531	27,850	28,076	108,323
Provision for Credit Losses	600	650	1,600	-	2,850
Net Interest Income After
Provision for Credit Losses	25,266	25,881	26,250	28,076	105,473
Total Non-Interest Income	5,406	3,539	3,638	4,179	16,762
Total Non-Interest Expense	18,422	16,525	16,307	16,500	67,754
Income Before Income Taxes	12,250	12,895	13,581	15,755	54,481
Provision for Income Taxes	4,429	4,708	5,000	11,974	26,111
Net Income	$7,821	$8,187	$8,581	$3,781	$28,370
Basic Earnings Per Common Share	$9.68	$10.12	$10.59	$4.64	$35.03

2016 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Interest Income	$24,026	$24,314	$25,262	$25,664	$99,266
Total Interest Expense	920	951	1,110	1,215	4,196
Net Interest Income	23,106	23,363	24,152	24,449	95,070
Provision for Credit Losses	2,600	-	250	3,485	6,335
Net Interest Income After
Provision for Credit Losses	20,506	23,363	23,902	20,964	88,735
Total Non-Interest Income	2,721	2,875	4,553	5,108	15,257
Total Non-Interest Expense	12,019	14,737	16,414	15,002	58,172
Income Before Income Taxes	11,208	11,501	12,041	11,070	45,820
Provision for Income Taxes	4,036	4,169	4,503	3,389	16,097
Net Income	$7,172	$7,332	$7,538	$7,681	$29,723
Basic Earnings Per Common Share	$9.06	$9.25	$9.51	$9.62	$37.44

24. Subsequent Events

On February 27, 2018 the Company acquired an additional 8 shares of Bank of Rio Vista for $95,200, increasing our total ownership to 1,586 shares, or 39.65% of the total common shares outstanding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

The Company maintains controls and procedures designed to ensure that all relevant information is recorded and reported in all filings of financial reports. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2017.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding the Executive Officers of the Company and/or Bank:

Name and Position(s)	Age	Principal Occupation during the Past Five Years

Kent A. Steinwert Chairman, President & Chief Executive Officer of the Company and Bank	65	Chairman, President & Chief Executive Officer of the Company and Bank.

Deborah E. Skinner Executive Vice President & Chief Administrative Officer of the Bank	55	Executive Vice President & Chief Administrative Officer of the Bank.

Stephen W. Haley Executive Vice President & Chief Financial Officer & Secretary of the Company and Bank	64	Executive Vice President & Chief Financial Officer of the Company and Bank.

Kenneth W. Smith Executive Vice President & Senior Credit Officer of the Company and Bank	58	Executive Vice President & Senior Credit Officer of the Company and Bank.

David M. Zitterow Executive Vice President, Wholesale Banking Division of the Bank	45
Executive Vice President, Wholesale Banking Division Manager – Farmers & Merchants Bank since May 2017.

Senior Vice President – Northern California Regional Executive – Umpqua Bank, April 2014 – May 2017.

Senior Vice President – Head of Business Banking - Umpqua Bank, July 2013 to April 2014.

Senior Vice President – Commercial Banking Manager and Business Banking Manager – Umpqua Bank, April 2011 – July 2013.

Jay J. Colombini Executive Vice President, Wholesale Banking Division of the Bank	55	Executive Vice President, Wholesale Banking Division Manager of the Bank since November 15, 2013. Senior Vice President and Manager – Lodi Main Branch from August 1, 2012 through November 14, 2013.

Ryan J. Misasi Executive Vice President, Retail Banking Division of the Bank	41	Executive Vice President, Retail Banking Division of the Bank since May 29, 2014. Executive Vice President and Chief Retail Officer – Patelco Credit Union from December, 2011 to April, 2014.

Also, see “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders which will be filed with the SEC and which is incorporated herein by reference. During 2017, there were no changes in procedures for the election of directors.

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

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A. The Company does not have any equity compensation plans, which require disclosure under Item 201(d) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

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

10.11
Employment Agreement effective May 1, 2017, between Farmers & Merchants Bank of Central California and David M. Zitterow, filed on the Registrant’s Current Report on Form 8-K dated June 30, 2017, is incorporated herein by reference.

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
10.18
Deferred Compensation Plan of Farmers & Merchants Bank of Central California,, as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.

10.19	Executive Retirement Plan – Equity Component, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
10.20	Senior Management Retention Plan,, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
14	Code of Conduct of Farmers & Merchants Bancorp,, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
21	Subsidiaries of the Registrant, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*	Filed herewith

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp
(Registrant)

	By	/s/ Stephen W. Haley

Dated: March 15, 2018		Stephen W. Haley
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2018.

/s/ Kent A. Steinwert
Chairman, President & Chief Executive Officer
Kent A. Steinwert	(Principal Executive Officer)

/s/ Stephen W. Haley
Executive Vice President & Chief Financial Officer
Stephen W. Haley	(Principal Financial and Accounting Officer)

/s/ Gary Long	/s/ Calvin Suess

Gary Long, Director	Calvin Suess, Director

/s/ Stewart C. Adams, Jr.	/s/ Kevin Sanguinetti

Stewart C. Adams, Jr., Director	Kevin Sanguinetti, Director

/s/ Edward Corum, Jr.	/s/ Steven K. Green

Edward Corum, Jr., Director	Steven K. Green, Director

/s/ Terrence A. Young

Terrence A. Young, Director