Form 10-Q
period 2018-03-31
FARMERS & MERCHANTS BANCORP
filed 2018-05-10
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE     ACT OF 1934.
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

Number of shares of common stock of the registrant 821,073 outstanding as of May 4, 2018.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands except share data)
Assets	March 31, 2018 (Unaudited)	December 31, 2017	March 31, 2017 (Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$37,974	$65,956	$42,164
Interest Bearing Deposits with Banks	97,010	121,193	122,348
Total Cash and Cash Equivalents	134,984	187,149	164,512

Investment Securities:
Available-for-Sale	495,814	481,596	452,842
Held-to-Maturity	53,527	54,460	57,281
Total Investment Securities	549,341	536,056	510,123

Loans & Leases:	2,235,083	2,215,295	2,146,032
Less: Allowance for Credit Losses	50,677	50,342	48,400
Loans & Leases, Net	2,184,406	2,164,953	2,097,632

Premises and Equipment, Net	28,491	28,679	28,781
Bank Owned Life Insurance	60,035	59,583	58,216
Interest Receivable and Other Assets	102,726	99,032	93,745
Total Assets	$3,059,983	$3,075,452	$2,953,009

Liabilities
Deposits:
Demand	$797,435	$832,652	$709,908
Interest Bearing Transaction	589,883	601,476	503,678
Savings and Money Market	831,324	813,703	804,383
Time	482,763	475,397	589,644
Total Deposits	2,701,405	2,723,228	2,607,613

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	42,392	42,254	46,539
Total Liabilities	2,754,107	2,775,792	2,664,462

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 812,304, 812,304 and 818,704 Shares Issued and Outstanding at March 31, 2018, December 31, 2017 and March 31, 2017, Respectively	8	8	8
Additional Paid-In Capital	93,624	93,624	91,482
Retained Earnings	216,786	206,845	197,134
Accumulated Other Comprehensive Loss	(4,542)	(817)	(77)
Total Shareholders' Equity	305,876	299,660	288,547
Total Liabilities and Shareholders' Equity	$3,059,983	$3,075,452	$2,953,009

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)
(in thousands except per share data)	Three Months Ended March 31,
	2018	2017
Interest Income
Interest and Fees on Loans & Leases	$27,044	$24,531
Interest on Deposits with Banks	585	249
Interest on Investment Securities:
Taxable	2,381	2,012
Exempt from Federal Tax	418	450
Total Interest Income	30,428	27,242

Interest Expense
Deposits	1,405	1,276
Subordinated Debentures	117	100
Total Interest Expense	1,522	1,376

Net Interest Income	28,906	25,866
Provision for Credit Losses	333	600
Net Interest Income After Provision for Credit Losses	28,573	25,266

Non-Interest Income
Service Charges on Deposit Accounts	817	846
Increase in Cash Surrender Value of Life Insurance	452	455
Debit Card and ATM Fees	1,016	910
Net Gain on Deferred Compensation Investments	782	794
Other	1,598	2,401
Total Non-Interest Income	4,665	5,406

Non-Interest Expense
Salaries and Employee Benefits	13,527	12,492
Net Gain on Deferred Compensation Investments	782	794
Occupancy	942	848
Equipment	1,023	987
Marketing	329	175
Legal	440	183
FDIC Insurance	239	228
Gain on Sale of ORE	-	(114)
Other	2,654	2,829
Total Non-Interest Expense	19,936	18,422

Income Before Income Taxes	13,302	12,250
Provision for Income Taxes	3,361	4,429
Net Income	$9,941	$7,821
Basic Earnings Per Common Share	$12.24	$9.68

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended March 31,
	2018	2017
Net Income	$9,941	$7,821

Other Comprehensive Income
Increase in Net Unrealized Loss on Available-for-Sale Securities	(5,288)	(114)
Deferred Tax Benefit Related to Unrealized Losses	1,563	48
Change in Net Unrealized Loss on Available-for-Sale Securities, Net of Tax	(3,725)	(66)
Total Other Comprehensive Loss	(3,725)	(66)

Comprehensive Income	$6,216	$7,755

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)
(in thousands except share data)					Accumulated
	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss, net	Total Shareholders' Equity
Balance, January 1, 2017	807,329	$8	$90,671	$189,313	$(11)	$279,981
Net Income			-	7,821	-	7,821
Issuance of Common Stock	1,375	-	811	-	-	811
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	(66)	(66)
Balance, March 31, 2017	808,704	$8	$91,482	$197,134	$(77)	$288,547

Balance, January 1, 2018	812,304	$8	$93,624	$206,845	$(817)	$299,660
Net Income			-	9,941	-	9,941
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	(3,725)	(3,725)
Balance, March 31, 2018	812,304	$8	$93,624	$216,786	$(4,542)	$305,876

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Operating Activities:
Net Income	$9,941	$7,821
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	333	600
Depreciation and Amortization	582	494
Net Amortization of Investment Security Premiums & Discounts	277	402
Amortization of Core Deposit Intangible	27	27
Accretion of Discount on Acquired Loans	(18)	(66)
Net (Gain) on Sale of Property & Equipment	(292)	(1,108)
Net Gain on Sale of ORE	-	(114)
Net Change in Operating Assets & Liabilities:
Net Decrease in Interest Receivable and Other Assets	(2,525)	5,378
Net Increase in Interest Payable and Other Liabilities	682	(3,452)
Net Cash Provided by Operating Activities	9,007	9,982
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(109,482)	(79,007)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	89,724	73,905
Purchase of Investment Securities Held-to-Maturity	(1,952)	(210)
Proceeds from Matured or Called Securities Held-to-Maturity	2,870	1,023
Net Loans & Leases Paid, Originated or Acquired	(19,791)	31,484
Principal Collected on Loans & Leases Previously Charged Off	23	32
Additions to Premises and Equipment	(1,085)	(1,157)
Purchase of Other Investments	(639)	(128)
Proceeds from Sale of Property & Equipment	983	2,219
Proceeds from Sale of Other Real Estate	-	1,607
Net Cash (Used in) Provided by Investing Activities	(39,349)	29,768
Financing Activities:
Net (Decrease) Increase in Deposits	(21,823)	25,902
Net Cash (Used in) Provided by Financing Activities	(21,823)	25,902
(Decrease) Increase in Cash and Cash Equivalents	(52,165)	65,652
Cash and Cash Equivalents at Beginning of Period	187,149	98,860
Cash and Cash Equivalents at End of Period	$134,984	$164,512
Supplementary Data
Issuance of Common Stock to the Bank's Non-Qualified Retirement Plans	$-	$811
Interest Paid	$1,750	$1,346

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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. These statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three-month period ended March 31, 2018 may not necessarily be indicative of future operating results. Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenue from Contracts with Customers
The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is limited judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

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

Equity Method Investment
Investment over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation is accounted for using the equity method of accounting pursuant to ASC 323, whereby the Company records its share of the underlying income or loss of the entity. Equity in losses of the equity method investment is not recognized after the carrying value of the investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.

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

	Amortized	Gross Unrealized		Fair/Book
March 31, 2018	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,068	$27	$-	$3,095
US Treasury Notes	144,147	3	741	143,409
US Govt SBA	27,786	12	261	27,537
Mortgage Backed Securities (1)	324,251	393	5,881	318,763
Other	3,010	-	-	3,010
Total	$502,262	$435	$6,883	$495,814

	Amortized	Gross Unrealized		Fair/Book
December 31, 2017	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,080	$48	$-	$3,128
US Treasury Notes	144,606	-	442	144,164
US Govt SBA	29,559	29	208	29,380
Mortgage Backed Securities (1)	302,502	939	1,527	301,914
Other	3,010	-	-	3,010
Total	$482,757	$1,016	$2,177	$481,596

	Amortized	Gross Unrealized		Fair/Book
March 31, 2017	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,115	$102	$-	$3,217
US Treasury Notes	104,717	2	300	104,419
US Govt SBA	34,947	34	247	34,734
Mortgage Backed Securities (1)	309,187	1,820	1,545	309,462
Other	1,010	-	-	1,010
Total	$452,976	$1,958	$2,092	$452,842

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
March 31, 2018	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$53,527	$274	$56	$53,745
Total	$53,527	$274	$56	$53,745

	Book	Gross Unrealized		Fair
December 31, 2017	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$54,460	$776	$-	$55,236
Total	$54,460	$776	$-	$55,236

	Book	Gross Unrealized		Fair
March 31, 2017	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$57,281	$414	$22	$57,673
Total	$57,281	$414	$22	$57,673

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at March 31, 2018 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
March 31, 2018	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$123,199	$122,897	$2,907	$2,915
After one year through five years	14,798	14,762	6,711	6,714
After five years through ten years	17,877	17,482	17,707	17,795
After ten years	22,137	21,910	26,202	26,321
	178,011	177,051	53,527	53,745

Investment securities not due at a single maturity date:
Mortgage-backed securities	324,251	318,763	-	-

Total	$502,262	$495,814	$53,527	$53,745

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$23,551	$436	$59,866	$305	$83,417	$741
US Govt SBA	10,848	82	11,737	179	22,585	261
Mortgage Backed Securities	259,314	4,606	41,230	1,275	300,544	5,881
Total	$293,713	$5,124	$112,833	$1,759	$406,546	$6,883

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$7,654	$56	$-	$-	$7,654	$56
Total	$7,654	$56	$-	$-	$7,654	$56

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$94,281	$144	$49,883	$298	$144,164	$442
US Govt SBA	8,379	51	12,900	157	21,279	208
Mortgage Backed Securities	126,863	932	43,208	595	170,071	1,527
Total	$229,523	$1,127	$105,991	$1,050	$335,514	$2,177

There were no HTM investments with gross unrealized losses at December 31, 2017

	Less Than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$69,433	$300	$-	$-	$69,433	$300
US Govt SBA	26,412	247	-	-	26,412	247
Mortgage Backed Securities	168,546	1,545	-	-	168,546	1,545
Total	$264,391	$2,092	$-	$-	$264,391	$2,092

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$4,278	$22	$-	$-	$4,278	$22
Total	$4,278	$22	$-	$-	$4,278	$22

As of March 31, 2018, the Company held 491 investment securities of which 164 were in an unrealized loss position for less than twelve months. 95 securities were in an unrealized position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At March 31, 2018, no securities of government agency and government sponsored entities were in an unrealized loss position for less than 12 months. No securities were in an unrealized loss position for 12 months or more. The unrealized losses on the Company's investments in securities of government agency and government sponsored entities were $0 at March 31, 2018, December 31, 2017 and at March 31, 2017.

U.S. Treasury Notes – At March 31, 2018, four U.S. Treasury Note security investments were in an unrealized loss position for less than 12 months and four were in an unrealized loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Treasury Notes were $741,000 at March 31, 2018 and $442,000 at December 31, 2017, and $300,000 at March 31, 2017. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2018, December 31, 2017, and March 31, 2017.

U.S. Government SBA – At March 31, 2018, 66 U.S. Government SBA security investments were in an unrealized loss position for less than 12 months and 66 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Government SBA securities were $261,000 at March 31, 2018 and $208,000 at December 31, 2017, and $247,000 at March 31, 2017. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2018, December 31, 2017, and March 31, 2017.

Mortgage Backed Securities – At March 31, 2018, 75 mortgage backed security investments were in an unrealized loss position for less than 12 months and 25 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage backed securities were $5.9 million, $1.5 million, and $1.5 million at March 31, 2018, December 31, 2017, and March 31, 2017, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018, December 31, 2017, and March 31, 2017.

Obligations of States and Political Subdivisions - At March 31, 2018, 19 obligations of states and political subdivisions were in an unrealized loss position for less than 12 months. None were in an unrealized loss position for 12 months or more. As of March 31, 2018, over ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the two percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $56,000, $0 and $22,000 at March 31, 2018, December 31, 2017 and March 31, 2017, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018, December 31, 2017, and March 31, 2017.

There were no proceeds from sales and calls of securities for the period ending March 31, 2018 and March 31, 2017.

Pledged Securities
As of March 31, 2018, securities carried at $245.4 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $214.5 million at December 31, 2017, and $203.8 million at March 31, 2017.

3. Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

March 31, 2018	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2018	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Charge-Offs	-	-	-	-	(4)	-	-	(17)	-	-	(21)
Recoveries	-	-	-	3	1	6	2	11	-	-	23
Provision	156	157	27	9	22	(297)	175	36	27	21	333
Ending Balance- March 31, 2018	$11,078	$12,242	$1,873	$827	$2,343	$7,868	$9,374	$239	$3,390	$1,443	$50,677
Ending Balance Individually Evaluated for Impairment	335	-	-	76	17	-	205	8	-	-	641
Ending Balance Collectively Evaluated for Impairment	10,743	12,242	1,873	751	2,326	7,868	9,169	231	3,390	1,443	50,036
Loans:
Ending Balance	$698,349	$508,400	$96,315	$264,137	$34,691	$261,427	$274,682	$6,685	$90,397	$-	$2,235,083
Ending Balance Individually Evaluated for Impairment	4,784	-	-	2,427	332	-	1,713	9	-	-	9,265
Ending Balance Collectively Evaluated for Impairment	$693,565	$508,400	$96,315	$261,710	$34,359	$261,427	$272,969	$6,676	$90,397	$-	$2,225,818

December 31, 2017	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2017	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Charge-Offs	(109)	-	-	(53)	(3)	(374)	-	(146)	-	-	(685)
Recoveries	109	-	-	40	8	17	8	76	-	-	258
Provision	(188)	2,635	(1,377)	(37)	179	1,135	674	79	(223)	(27)	2,850
Ending Balance- December 31, 2017	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Ending Balance Individually Evaluated for Impairment	366	-	-	73	17	-	220	8	-	-	684
Ending Balance Collectively Evaluated for Impairment	10,556	12,085	1,846	742	2,307	8,159	8,977	201	3,363	1,422	49,658
Loans & Leases:
Ending Balance	$684,961	$499,231	$100,206	$260,751	$34,525	$273,582	$265,703	$6,656	$89,680	$-	$2,215,295
Ending Balance Individually Evaluated for Impairment	4,822	-	-	2,373	340	-	1,734	10	-	-	9,279
Ending Balance Collectively Evaluated for Impairment	680,139	499,231	100,206	258,378	34,185	273,582	263,969	6,646	89,680	-	2,206,016

March 31, 2017	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2017	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Charge-Offs	(109)	-	-	-	-	(7)	-	(35)	-	-	(151)
Recoveries	7	-	-	3	2	-	4	16	-	-	32
Provision	657	(57)	(277)	12	(17)	(863)	(40)	17	280	888	600
Ending Balance- March 31, 2017	$11,665	$9,393	$2,946	$880	$2,125	$6,511	$8,479	$198	$3,866	$2,337	$48,400
Ending Balance Individually Evaluated for Impairment	471	-	-	69	17	331	268	6	-	-	1,162
Ending Balance Collectively Evaluated for Impairment	11,194	9,393	2,946	811	2,108	6,180	8,211	192	3,866	2,337	47,238
Loans:
Ending Balance	$676,527	$463,645	$164,791	$249,628	$31,817	$266,010	$209,184	$7,119	$77,311	$-	$2,146,032
Ending Balance Individually Evaluated for Impairment	4,924	975	-	2,069	451	698	1,633	9	-	-	10,759
Ending Balance Collectively Evaluated for Impairment	$671,603	$462,670	$164,791	$247,559	$31,366	$265,312	$207,551	$7,110	$77,311	$-	$2,135,273

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $2.9 million at March 31, 2018, $3.0 million at December 31, 2017 and $3.4 million at March 31, 2017, which are no longer classified as TDRs.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

March 31, 2018	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$691,537	$6,812	$-	$698,349
Agricultural Real Estate	495,936	8,537	3,927	508,400
Real Estate Construction	86,779	9,536	-	96,315
Residential 1st Mortgages	263,101	-	1,036	264,137
Home Equity Lines & Loans	34,643	-	48	34,691
Agricultural	252,553	6,286	2,588	261,427
Commercial	268,745	5,460	477	274,682
Consumer & Other	6,565	-	120	6,685
Leases	88,320	2,077	-	90,397
Total	$2,188,179	$38,708	$8,196	$2,235,083

December 31, 2017	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$677,636	$6,843	$482	$684,961
Agricultural Real Estate	488,672	6,529	4,030	499,231
Real Estate Construction	90,728	9,478	-	100,206
Residential 1st Mortgages	259,795	41	915	260,751
Home Equity Lines and Loans	34,476	-	49	34,525
Agricultural	264,425	6,439	2,718	273,582
Commercial	260,565	4,610	528	265,703
Consumer & Other	6,498	-	158	6,656
Leases	87,497	2,183	-	89,680
Total	$2,170,292	$36,123	$8,880	$2,215,295

March 31, 2017	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$668,243	$6,768	$1,516	$676,527
Agricultural Real Estate	461,318	1,351	976	463,645
Real Estate Construction	156,426	8,365	-	164,791
Residential 1st Mortgages	249,238	45	345	249,628
Home Equity Lines & Loans	31,752	-	65	31,817
Agricultural	255,390	9,857	763	266,010
Commercial	204,792	3,638	754	209,184
Consumer & Other	6,965	-	154	7,119
Leases	74,817	2,494	-	77,311
Total	$2,108,941	$32,518	$4,573	$2,146,032

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at March 31, 2018, December 31, 2017, and March 31, 2017, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated
(in thousands):

March 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$698,349	$698,349
Agricultural Real Estate	-	-	-	-	-	508,400	508,400
Real Estate Construction	-	-	-	-	-	96,315	96,315
Residential 1st Mortgages	14	49	-	81	144	263,993	264,137
Home Equity Lines & Loans	20	-	-	-	20	34,671	34,691
Agricultural	-	-	-	-	-	261,427	261,427
Commercial	-	14	-	-	14	274,668	274,682
Consumer & Other	8	-	-	-	8	6,677	6,685
Leases	-	-	-	-	-	90,397	90,397
Total	$42	$63	$-	$81	$186	$2,234,897	$2,235,083

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$684,961	$684,961
Agricultural Real Estate	-	-	-	-	-	499,231	499,231
Real Estate Construction	-	-	-	-	-	100,206	100,206
Residential 1st Mortgages	448	-	-	-	448	260,303	260,751
Home Equity Lines and Loans	10	-	-	-	10	34,515	34,525
Agricultural	-	-	-	-	-	273,582	273,582
Commercial	180	-	-	-	180	265,523	265,703
Consumer & Other	7	-	-	-	7	6,649	6,656
Leases	-	-	-	-	-	89,680	89,680
Total	$645	$-	$-	$-	$645	$2,214,650	$2,215,295

March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$676,527	$676,527
Agricultural Real Estate	-	-	-	976	976	462,669	463,645
Real Estate Construction	-	-	-	-	-	164,791	164,791
Residential 1st Mortgages	110	-	-	60	170	249,458	249,628
Home Equity Lines & Loans	-	-	-	64	64	31,753	31,817
Agricultural	-	-	-	315	315	265,695	266,010
Commercial	-	-	-	-	-	209,184	209,184
Consumer & Other	16	-	-	6	22	7,097	7,119
Leases	-	-	-	-	-	77,311	77,311
Total	$126	$-	$-	$1,421	$1,547	$2,144,485	$2,146,032

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

March 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$102	$102	$-	$103	$2
Residential 1st Mortgages	903	1,005	-	907	8
	$1,005	$1,107	$-	$1,010	$10
With an allowance recorded:
Commercial Real Estate	$2,955	$2,943	$335	$2,964	$24
Residential 1st Mortgages	583	649	29	546	7
Home Equity Lines & Loans	78	88	4	76	1
Commercial	1,720	1,713	205	1,731	15
Consumer & Other	8	8	8	8	-
	$5,344	$5,401	$581	$5,325	$47
Total	$6,349	$6,508	$581	$6,335	$57

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$104	$104	$-	$107	$11
Agricultural Real Estate	-	-	-	488	-
Residential 1st Mortgages	911	1,012	-	532	11
Home Equity Lines and Loans	-	-	-	16	-
Agricultural	-	-	-	30	-
	$1,015	$1,116	$-	$1,173	$22
With an allowance recorded:
Commercial Real Estate	$2,973	$2,961	$366	$2,999	$104
Residential 1st Mortgages	508	571	25	469	16
Home Equity Lines and Loans	73	89	4	74	3
Agricultural	-	-	-	409	21
Commercial	1,741	1,734	220	1,693	59
Consumer & Other	8	9	8	11	-
	$5,303	$5,364	$623	$5,655	$203
Total	$6,318	$6,480	$623	$6,828	$225

March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$110	$110	$-	$147	$4
Agricultural Real Estate	976	983	-	1,141	-
Residential 1st Mortgages	413	467	-	432	-
Home Equity Lines & Loans	64	65	-	32	-
Agricultural	60	66	-	30	-
Commercial	-	-	-	1,512	-
	$1,623	$1,691	$-	$3,294	$4
With an allowance recorded:
Commercial Real Estate	$3,024	$3,010	$471	$1,512	$30
Residential 1st Mortgages	426	466	20	428	5
Home Equity Lines & Loans	89	95	4	90	1
Agricultural	638	639	331	632	8
Commercial	1,641	1,633	268	1,541	16
Consumer & Other	6	12	6	6	-
	$5,824	$5,855	$1,100	$4,209	$60
Total	$7,447	$7,546	$1,100	$7,503	$64

Total recorded investment shown in the prior table will not equal the total ending balance of loans & leases individually evaluated for impairment on the allocation of allowance table. This is because this table does not include impaired loans that were previously modified in a troubled debt restructuring, are currently performing and are no longer disclosed or classified as TDR’s.

At March 31, 2018, the Company allocated $577,000 of specific reserves to $6.2 million of troubled debt restructured loans & leases, all of which were performing. The Company had no commitments at March 31, 2018 to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the three-month period ending March 31, 2018, there were no loans & leases modified as a troubled debt restructuring.

During the three months ended March 31, 2018, the twelve months ended December 31, 2017, and the three months ended March 31, 2017, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

At December 31, 2017, the Company allocated $623,000 of specific reserves to $6.3 million of troubled debt restructured loans, all of which were performing. The Company had no commitments at December 31, 2017 lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

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

At March 31, 2018, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.

The following tables present information about the Company’s assets measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At March 31, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,095	$-	$3,095	$-
US Treasury Notes	143,409	143,409	-	-
US Govt SBA	27,537	-	27,537	-
Mortgage Backed Securities	318,763	-	318,763	-
Other	3,010	200	310	2,500
Total Assets Measured at Fair Value On a Recurring Basis	$495,814	$143,609	$349,705	$2,500

		Fair Value Measurements At December 31, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,128	$-	$3,128	$-
US Treasury Notes	144,164	144,164	-	-
US Govt SBA	29,380	-	29,380	-
Mortgage Backed Securities	301,914	-	301,914	-
Other	3,010	200	310	2,500
Total Assets Measured at Fair Value On a Recurring Basis	$481,596	$144,364	$334,732	$2,500

		Fair Value Measurements At March 31, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,217	$-	$3,217	$-
US Treasury Notes	104,419	104,419	-	-
US Govt SBA	34,734	-	34,734	-
Mortgage Backed Securities	309,462	-	309,462	-
Other	1,010	200	310	500
Total Assets Measured at Fair Value On a Recurring Basis	$452,842	$104,619	$347,723	$500

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the period ended March 31, 2018, there were no transfers in or out of level 1, 2, or 3.

The available for sale investment security categorized as a Level 3 asset for period ended March 31, 2018 consisted of one $2.5 million investment in a limited liability company that purchases SBA loans. The Company increased this investment by $2.0 million during 2017. This security is not actively traded and is owned by a few investors for CRA purposes. The significant unobservable data reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average lives and credit information, among other things. There were no gains or losses or transfers in or out of level 3 during the period ended March 31, 2018.

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

		Fair Value Measurements At March 31, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$2,608	$-	$-	$2,608
Residential 1st Mortgage	475	-	-	475
Home Equity Lines and Loans	74	-	-	74
Commercial	1,508	-	-	1,508
Total Impaired Loans	4,665	-	-	4,665
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,538	$-	$-	$5,538

		Fair Value Measurements At December 31, 2017, Using
	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Impaired Loans:
Commercial Real Estate	$2,595	$-	$-	$2,595
Residential 1st Mortgage	997	-	-	997
Home Equity Lines and Loans	75	-	-	75
Commercial	1,514	-	-	1,514
Total Impaired Loans	5,181	-	-	5,181
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,054	$-	$-	$6,054

		Fair Value Measurements At March 31, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$2,539	$-	$-	$2,539
Residential 1st Mortgage	389	-	-	389
Home Equity Lines and Loans	82	-	-	82
Agricultural	367	-	-	367
Commercial	1,365	-	-	1,365
Total Impaired Loans	4,742	-	-	4,742
Other Real Estate
Home Equity Lines and Loans	685	-	-	685
Real Estate Construction	1,467	-	-	1,467
Total Other Real Estate	2,152	-	-	2,152
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,894	$-	$-	$6,894

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2018:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Commercial Real Estate	$2,608	Income Approach	Capitalization Rate	3.25%, 3.25%
Residential 1st Mortgage	$475	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% -4%, 3%
Home Equity Lines and Loans	$74	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1%
Commercial	$1,508	Income Approach	Capitalization Rate	2.95% - 8.70%, 3.40%

Other Real Estate
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

5. Fair Value of Financial Instruments

U.S. GAAP requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization. The valuation of loans held for investment was impacted by the adoption of ASU 2016-01. In accordance with ASU 2016-01, the fair value of loans held for investment, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans. Loans are considered a Level 3 classification.

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
March 31, 2018 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$134,984	$134,984	$-	$-	$134,984

Investment Securities Available-for-Sale	495,814	143,609	349,705	2,500	495,814

Investment Securities Held-to-Maturity	53,527	-	37,028	16,717	53,745

FHLB Stock	10,342	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance	2,184,406	-	-	2,152,504	2,152,504
Accrued Interest Receivable	9,237	-	9,237	-	9,237

Liabilities:
Deposits	2,701,405	2,218,642	478,846	-	2,697,488
Subordinated Debentures	10,310	-	7,751	-	7,751
Accrued Interest Payable	909	-	909	-	909

		Fair Value of Financial Instruments Using
December 31, 2017 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$187,149	$187,149	$-	$-	$187,149

Investment Securities Available-for-Sale	481,596	29,580	449,516	2,500	481,596

Investment Securities Held-to-Maturity	54,460	-	38,492	16,744	55,236

FHLB Stock	10,342	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance	2,164,953	-	-	2,137,987	2,137,987
Accrued Interest Receivable	10,999	-	10,999	-	10,999

Liabilities:
Deposits	2,723,228	2,247,831	472,671	-	2,720,502
Subordinated Debentures	10,310	-	7,428	-	7,428
Accrued Interest Payable	1,137	-	1,137	-	1,137

		Fair Value of Financial Instruments Using
March 31, 2017 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$164,512	$164,512	$-	$-	$164,512

Investment Securities Available-for-Sale	452,842	104,619	347,723	500	452,842

Investment Securities Held-to-Maturity	57,281	-	39,991	17,682	57,673

FHLB Stock	8,872	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance	2,097,632	-	-	2,076,248	2,076,248
Accrued Interest Receivable	7,962	-	7,962	-	7,962

Liabilities:
Deposits	2,607,613	2,017,969	587,811	-	2,605,780
Subordinated Debentures	10,310	-	6,581	-	6,581
Accrued Interest Payable	882	-	882	-	882

6. Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. No cash dividends were declared during the first quarter of 2018 or 2017.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has no securities or other contracts, such as stock options, that could require the issuance of common stock. Accordingly, diluted earnings per share are not presented. The following table calculates the basic earnings per common share for the three months ended March 31, 2018 and 2017.

(net income in thousands)	2018	2017
Net Income	$9,941	$7821
Weighted Average Number of Common Shares Outstanding	812 ,304	807,986
Basic Earnings Per Common Share Amount	$12.24	$9.68

7. Pending Acquisition of Bank of Rio Vista

On March 26, 2018, Farmers & Merchants Bancorp and Bank of Rio Vista announced that a definitive agreement had been signed by both parties for the acquisition of Bank of Rio Vista by Farmers & Merchants Bancorp. The transaction is subject to customary closing conditions, including regulatory approvals and Bank of Rio Vista’s shareholder approval. The Boards of Directors of both Farmers & Merchants Bancorp and Bank of Rio Vista have unanimously approved the transaction, which is expected to close in the third quarter of 2018.

In this transaction, the shareholders of Bank of Rio Vista owning 2,414 shares, or 60.35% of the outstanding common shares, will receive $28.7 million in cash subject to certain adjustments defined in the definitive agreement. Over the past year, Farmers & Merchants Bancorp previously acquired 1,586, or 39.65%, of the outstanding common shares of Bank of Rio Vista for $12.0 million. As a result, the total price paid for all common shares of Bank of Rio Vista is $40.7 million or 1.42 times the minimum book value that must be delivered at close.

As a result of signing a definitive agreement with Bank of Rio Vista, Farmers & Merchants Bancorp is accounting for the 39.65% of the outstanding common shares of Bank of Rio Vista that it currently owns under the equity method of accounting, in accordance with ASC 323-10 effective first quarter 2018. During the three months ended March 31, 2018, the Company’s recorded investment in Bank of Rio Vista increased by $124,000, based upon the earnings of Bank of Rio Vista that are attributed to the Company’s ownership.

8. Recent Accounting Pronouncements

Recently Adopted Accounting Guidance
The following paragraphs provide descriptions of recently adopted accounting standards that may have had a material effect on the Company’s financial position or results of operations.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and debit card and ATM fees, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the ASU changes the income statement impact of equity investments held by the Company and the requirement for the Company to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The Company adopted the ASU provisions on January 1, 2018. The adoption of the ASU resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets.  See Note 5 – Fair Value of Financial Instruments for further information regarding the valuation of these loans.

In February 2018, the FASB issued ASU 2018-02, Íncome Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the newly enacted Tax Cuts and Jobs Act (“Tax Act”). The amount of the reclassification consists of the difference between the historical corporate income tax rates and the newly enacted 21 percent corporate income tax rate. The amendments are effective for all entities for the interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted, including interim periods in those years. The Company adopted the amendments as of December 31, 2017, which resulted in a net reclassification of $144,000 between AOCI and retained earnings.

Accounting Guidance Pending Adoption at March 31, 2018
The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The new guidance is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The Company has selected a vendor to analyze our loan data and has chosen an implementation team. The Company is currently working with the vendor and our IT department to establish the data transmission interface. While the Company has not quantified the impact of this ASU, it is evaluating historical loan level data requirements necessary for the implementation of the model, as well as various methodologies for determining expected credit losses.

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

9. Subsequent Events

On May 01, 2018, the Company issued 8,769 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $635 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2018. This analysis should be read in conjunction with our 2017 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include the following: (1) economic conditions in the Central Valley of California; (2) significant changes in interest rates and loan prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (8) water management issues in California and the resulting impact on the Company’s agricultural customers; (9) expansion into new geographic markets and new lines of business;(10) other factors discussed in Item 1A. Risk Factors located in the Company’s 2017 Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Introduction

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. Banking services are provided in twenty-four locations in the Company's service area. The service area includes Sacramento, San Joaquin, Stanislaus, Merced and Contra Costa Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock, Hilmar, Merced, Manteca, Riverbank, Walnut Creek and Concord. In January 2018, the Company opened a loan production office (“LPO”) in Napa, California and is currently building out a full service branch location that should be ready for occupancy in the third quarter of 2018. In March 2018 the Company announced that it had entered into a definitive agreement to purchase Bank of Rio Vista (see Note 7 for additional information).

For additional information about the proposed acquisition of Bank of Rio Vista, see the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2018.

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). As a California, state-chartered, non-fed member bank, the Bank is subject to regulation and examination by the California Department of Business Oversight (“DBO”) and the Federal Deposit Insurance Corporation (“FDIC”).

Overview

Although the Company has initiated efforts to expand its geographic footprint into the East Bay area of San Francisco and Napa, California, the Company’s primary service area remains the mid Central Valley of California, a region that can be significantly impacted by the seasonal needs of the agricultural industry. Accordingly, discussion of the Company’s Financial Condition and Results of Operations is influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold).

The State of California experienced drought conditions from 2013 through most of 2016. Then, in late 2016 and early 2017 significant levels of rain and snow alleviated drought conditions in many areas of California, including those in the Company’s primary service area.   In late 2017 and early 2018 rain levels have exceeded 80% of seasonal averages, but snow levels have been modest.  Fortunately, reservoir levels are high and the availability of water this summer and fall in our primary service area should not be an issue.  However, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

For the three months ended March 31, 2018, Farmers & Merchants Bancorp reported net income of $9,941,000, earnings per share of $12.24 and return on average assets of 1.31%. Return on average shareholders’ equity was 13.14% for the three months ended March 31, 2018.

For the three months ended March 31, 2017, Farmers & Merchants Bancorp reported net income of $7,821,000, earnings per share of $9.68 and return on average assets of 1.07%. Return on average shareholders’ equity was 11.00% for the three months ended March 31, 2017.

The following is a summary of the financial results for the three-month period ended March 31, 2018 compared to March 31, 2017.

•	Net income increased 27.1% to $9,941,000 from $7,821,000.
•	Earnings per share increased 26.5% to $12.24 from $9.68.
•	Total assets increased 3.6% to $3.1 billion from $3.0 billion.
•	Total loans & leases increased 4.2% to $2.2 billion from $2.1 billion.
•	Total deposits increased 3.6% to $2.7 billion from $2.6 billion.

The primary reasons for the Company’s $2.1 million or 27.1% increase in net income in the first quarter of 2018 as compared to the same period of 2017 were:

•	A $3.04 million increase in net interest income primarily related to the growth in earning assets.
•	A $267,000 decrease in the provision for credit losses
•
A $1.1 million decrease in the provision for income taxes due to the effective tax rate decreasing to 25.3% from 36.2% in the first quarter of 2017. This decrease is the result of the recently enacted Tax Cuts and Jobs Act.

These positive impacts were partially offset by:

•
A $741,000 decrease in non-interest income primarily related to a decrease in the gain on sale of fixed assets related to the disposition of one of the Company’s properties that took place in the first quarter of 2017.

•	A $1.5 million increase in non-interest expense primarily related to contributions to non-qualified retirement plans.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ended March 31, 2018 and 2017.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
Assets	Balance	Interest	Annualized Yield/Rate	Balance	Interest	Annualized Yield/Rate
Interest Bearing Deposits With Banks	$152,936	$585	1.54%	$125,340	$249	0.80%
Investment Securities
U.S. Treasuries	92,107	297	1.29%	83,412	217	1.04%
U.S. Govt SBA	28,750	123	1.71%	35,869	125	1.39%
Government Agency & Government-Sponsored Entities	3,074	22	2.86%	3,122	22	2.82%
Obligations of States and Political Subdivisions - Non-Taxable	54,689	529	3.87%	57,835	690	4.77%
Mortgage Backed Securities	322,296	1,920	2.38%	288,545	1,643	2.28%
Other	3,010	18	2.39%	1,010	5	1.98%
Total Investment Securities	503,926	2,909	2.31%	469,793	2,702	2.30%

Loans & Leases
Real Estate	1,548,359	19,044	4.95%	1,562,054	17,931	4.62%
Home Equity Line & Loans	34,735	448	5.19%	31,694	382	4.85%
Agricultural	251,784	3,028	4.84%	267,705	2,891	4.34%
Commercial	268,032	3,311	4.97%	214,517	2,460	4.61%
Consumer	5,293	76	5.77%	5,326	68	5.14%
Other	1,382	8	2.33%	1,678	9	2.16%
Leases	91,222	1,129	4.98%	71,908	790	4.42%
Total Loans & Leases	2,200,807	27,044	4.94%	2,154,882	24,531	4.58%
Total Earning Assets	2,857,669	$30,538	4.30%	2,750,015	$27,482	4.02%

Unrealized (Loss) Gain on Securities Available-for-Sale	(4,832)			(359)
Allowance for Credit Losses	(50,612)			(48,061)
Cash and Due From Banks	46,527			46,491
All Other Assets	187,290			184,203
Total Assets	$3,036,042			$2,932,289

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$585,176	$272	0.19%	$495,564	$181	0.15%
Savings and Money Market	825,514	330	0.16%	802,634	308	0.15%
Time Deposits	478,740	803	0.67%	579,931	787	0.55%
Total Interest Bearing Deposits	1,889,430	1,405	0.30%	1,878,129	1,276	0.27%
Federal Home Loan Bank Advances	4	-	0.00%	4	-	0.00%
Subordinated Debentures	10,310	117	4.56%	10,310	100	3.90%
Total Interest Bearing Liabilities	1,899,744	$1,522	0.32%	1,888,443	$1,376	0.29%
Interest Rate Spread			3.98%			3.73%
Demand Deposits (Non-Interest Bearing)	795,261			712,732
All Other Liabilities	38,464			46,613
Total Liabilities	2,733,469			2,647,788

Shareholders' Equity	302,573			284,501
Total Liabilities & Shareholders' Equity	$3,036,042			$2,932,289
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.14%			0.09%
Net Interest Income and Margin on Total Earning Assets		29,016	4.12%		26,106	3.82%
Tax Equivalent Adjustment		(110)			(240)
Net Interest Income		$28,906	4.07%		$25,866	3.78%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan & lease interest income includes fee income and unearned discount in the amount of $1.5 million and $1.3 million for the quarters ended March 31, 2018 and 2017, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended Mar. 31, 2018 compared to Mar. 31, 2017
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits With Banks	$64	272	$336
Investment Securities
U.S. Treasuries	24	56	80
U.S. Govt SBA	(28)	25	(3)
Government Agency & Government-Sponsored Entities	-	-	-
Obligations of States and Political Subdivisions - Non-Taxable	(36)	(125)	(161)
Mortgage Backed Securities	198	79	277
Other	12	1	13
Total Investment Securities	170	36	206

Loans & Leases
Real Estate	(159)	1,202	1,043
Home Equity Line & Loans	38	28	66
Agricultural	(180)	347	167
Commercial	650	203	853
Consumer	-	46	46
Other	(2)	1	(1)
Leases	230	109	339
Total Loans & Leases	577	1,936	2,513
Total Earning Assets	811	2,244	3,055

Interest Bearing Liabilities
Interest Bearing Deposits
Transaction	36	55	91
Savings and Money Market	9	13	22
Time Deposits	(152)	168	16
Total Interest Bearing Deposits	(107)	236	129
Other Borrowed Funds	-	-	-
Subordinated Debentures	-	17	17
Total Interest Bearing Liabilities	(107)	253	146
Total Change	$918	$1,991	$2,909

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Net interest income increased $3.0 million or 11.8% to $28.9 million during the first quarter of 2018 compared to $25.9 million for the first quarter of 2017. On a fully tax equivalent basis, net interest income increased 11.1% and totaled $29.0 million at March 31, 2018, compared to $26.1 million at March 31, 2017. As more fully discussed below, the increase in net interest income was primarily due to a $107.7 million increase in average earning assets combined with a 30 basis point increase in the net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended March 31, 2018, the Company’s net interest margin was 4.12% compared to 3.82% for the quarter ended March 31, 2017. This increase in net interest margin was primarily due to a 28 basis point increase in the yield on earning assets offset by a 3 basis point increase in the cost of interest bearing liabilities.

Average loans & leases totaled $2.2 billion for the quarter ended March 31, 2018; an increase of $45.9 million compared to the average balance for the quarter ended March 31, 2017. Loans & leases decreased from 78.4% of average earning assets at March 31, 2017 to 77.01% at March 31, 2018. The annualized yield on the Company’s loan portfolio increased to 4.94% for the quarter ended March 31, 2018, compared to 4.58% for the quarter ended March 31, 2017. This increase in yield was primarily due to an increase in market interest rates. Overall, the increase in loan & lease balances and the increase in yields resulted in interest revenue from loans & leases increasing 10.2% to $27.0 million for quarter ended March 31, 2018. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

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

Average investment securities totaled $503.9 million for the quarter ended March 31, 2018; an increase of $34.1 million compared to the average balance for the quarter ended March 31, 2017. Tax equivalent interest income on securities increased $206,000 to $2.9 million for the quarter ended March 31, 2018, compared to $2.7 million for the quarter ended March 31, 2017. The average investment portfolio yield, on a tax equivalent (TE) basis, was 2.31% for the quarter ended March 31, 2018, compared to 2.30% for the quarter ended March 31, 2017. This overall increase in yield was caused primarily by an increase in market interest rates offset by a decline in the TE yield on municipal securities due to a decrease in the federal corporate tax rate. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2018. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which increased to 1.75% in March 2018. Average interest bearing deposits with banks for the quarter ended March 31, 2018, was $152.9 million, an increase of $27.6 million compared to the average balance for the quarter ended March 31, 2017. Interest income on interest bearing deposits with banks for the quarter ended March 31, 2018, increased $336,000 to $585,000 compared to the quarter ended March 31, 2017.

Average interest-bearing liabilities increased $11.3 million or 0.60% during the first quarter of 2018. Of that increase: (1) interest-bearing transaction deposits increased $89.6 million; (2) savings and money market deposits increased $22.9 million; (3) time deposits decreased $101.2 million (see “Financial Condition – Deposits”); (4) FHLB advances decreased remained unchanged (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $1.4 million for the first quarter of 2018 as compared to $1.3 million for the first quarter of 2017. The average rate paid on interest-bearing deposits was 0.30% for the first quarter of 2018 compared to 0.27% for the first quarter of 2017. As a result of the increase in market interest rates over the past 24 months, the Company is beginning to experience more aggressive competitor rates on interest bearing deposits which it may need to meet in order to retain key customers.  This could place negative pressure on future deposit rate and net interest margin.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has improved throughout most of the Central Valley, in many of the Company’s market segments housing prices remain below peak levels and unemployment rates that remain above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of March 31, 2018, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The State of California experienced drought conditions from 2013 through most of 2016. Then, in late 2016 and early 2017 significant levels of rain and snow alleviated drought conditions in many areas of California, including those in the Company’s primary service area.   In late 2017 and early 2018 rain levels have exceeded 80% of seasonal averages, but snow levels have been modest.  Fortunately, reservoir levels are high and the availability of water this summer and fall in our primary service area should not be an issue.  However, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

The Company made a $333,000 provision for credit losses during the first quarter of 2018 compared to $600,000 during the first quarter of 2017. Net recoveries during the first quarter of 2018 were $2,000 compared to net charge-offs of $119,000 in the first quarter of 2017. See “Overview – Looking Forward: 2018 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2017 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of March 31, 2018, was adequate.

	Three Months Ended March 31,
Allowance for Credit Losses (in thousands)	2018	2017
Balance at Beginning of Period	$50,342	$47,919
Loans or Leases Charged Off	(21)	(151)
Recoveries of Loans or Leases Previously Charged Off	23	32
Provision Charged to Expense	333	600
Balance at End of Period	$50,677	$48,400

The table below breaks out current quarter activity by portfolio segment (in thousands):

March 31, 2018	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2018	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Charge-Offs	-	-	-	-	(4)	-	-	(17)	-	-	(21)
Recoveries	-	-	-	3	1	6	2	11	-	-	23
Provision	156	157	27	9	22	(297)	175	36	27	21	333
Ending Balance- March 31, 2018	$11,078	$12,242	$1,873	$827	$2,343	$7,868	$9,374	$239	$3,390	$1,443	$50,677

The Allowance for Credit Losses at March 31, 2018 increased $335,000 from December 31, 2017. Charge-offs, recoveries, and provision were minimal during the first quarter of 2018. This resulted in no material changes in the allocation of the provision across portfolio segments.

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

Overall, non-interest income decreased $741,000 or 13.7% for the three months ended March 31, 2018, compared to the same period of 2017. This decrease was primarily due to a $1.1 million decrease resulting from a Q1 2017 gain on sale of fixed assets related to the disposition of one of the Company’s properties, offset by a $109,000 increase in Debit Card and ATM Fees and $124,000 related to the Company’s portion of the income of BORV, which is accounted for on the equity method. See Note 7 for additional information.

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

Overall, non-interest expense increased $1.5 million or 8.2% for the three months ended March 31, 2018, compared to the same period in 2017. This increase was primarily comprised of: (1) a $1.0 million increase in salaries and employee benefits primarily related to increased contributions to retirement and profit sharing plans; (2) increased legal fees of $257,000 primarily related to the acquisition of Bank of Rio Vista and (3) increased consulting fees of $295,000 primarily related to the acquisition of Bank of Rio Vista.

Income Taxes
On December 22, 2017 the Tax Cuts and Jobs act was signed into law changing the Bank’s Federal corporate tax rate from 35% to 21%.   The Bank’s provision for income taxes decreased 24.1% to $3.4 million for the first quarter of 2018 compared to the first quarter of 2017 primarily as a result of the Federal corporate tax rate change. The effective tax rate for the first quarter of 2018 was 25.3% compared to 36.2% for the first quarter of 2017. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to benefits regarding the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at March 31, 2018, as compared to December 31, 2017 and to March 31, 2017. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at March 31, 2018 was $549.3 million compared to $536.1 million at the end of 2017, an increase of $13.3 million or 2.5%. At March 31, 2017, the investment portfolio totaled $510.1 million. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company currently invests most of its available funds in either shorter term U.S. Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities. As part of the acquisition of Delta National Bancorp, the Company now owns $27.5 million of floating rate U.S. Government SBA securities.

The Company's total investment portfolio currently represents 17.9% of the Company’s total assets as compared to 17.4% at December 31, 2017, and 17.3% at March 31, 2017.

As of March 31, 2018 the Company held $53.5 million of municipal investments, of which $36.8 million were bank-qualified municipal bonds, all classified as HTM. In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of March 31, 2018, ninety-eight percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately two percent ($795,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $97.0 million at March 31, 2018, $121.2 million at December 31, 2017 and $122.3 million at March 31, 2017.

The Company classifies its investments as HTM, trading, or AFS. Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of March 31, 2018, December 31, 2017 and March 31, 2017, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Overall, the Company's loan & lease portfolio at March 31, 2018 totaled $2.2 billion, an increase of $89.1 million or 4.1% over March 31, 2017. This increase has occurred as a result of: (1) the Company’s intensified business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek, Concord and Napa. No assurances can be made that this growth in the loan & lease portfolio will continue.

Loans & leases at March 31, 2018 increased $19.8 million from $2.2 billion at December 31, 2017. This relatively small overall increase was a result of $12.2 million in normal seasonal pay downs of loans made to the Company’s agricultural customers offset by growth in other portfolio segments.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	March 31, 2018		December 31, 2017		March 31, 2017
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$705,063	31.5%	$691,639	31.1%	$682,687	31.7%
Agricultural Real Estate	508,400	22.7%	499,231	22.5%	463,645	21.6%
Real Estate Construction	96,315	4.3%	100,206	4.5%	164,791	7.7%
Residential 1st Mortgages	264,137	11.8%	260,751	11.7%	249,628	11.6%
Home Equity Lines and Loans	34,691	1.5%	34,525	1.6%	31,817	1.5%
Agricultural	261,427	11.7%	273,582	12.3%	266,010	12.4%
Commercial	274,682	12.3%	265,703	12.0%	209,184	9.7%
Consumer & Other	6,685	0.3%	6,656	0.3%	7,119	0.3%
Leases	89,678	3.9%	88,957	4.0%	76,591	3.5%
Total Gross Loans & Leases	2,241,078	100.0%	2,221,250	100.0%	2,151,472	100.0%
Less: Unearned Income	5,995		5,955		5,440
Subtotal	2,235,083		2,215,295		2,146,032
Less: Allowance for Credit Losses	50,677		50,342		48,400
Net Loans & Leases	$2,184,406		$2,164,953		$2,097,632

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of March 31, 2018, classified loans totaled $8.2 million compared to $8.9 million at December 31, 2017 and $4.6 million at March 31, 2017.

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

Non-Accrual Loans & leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of March 31, 2018 non-accrual loans & leases totaled $81,000. At December 31, 2017 and March 31, 2017, non-accrual loans & leases totaled $0 and $1.4 million, respectively.

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

As of March 31, 2018, restructured loans & leases on accrual totaled $6.2 million as compared to $6.3 million at December 31, 2017. Restructured loans on accrual at March 31, 2017 were $5.9 million.

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

Non-Performing Assets
(in thousands)	March 31, 2018	Dec. 31, 2017	March 31, 2017
Non-Performing Loans & Leases	$81	$0	$1,421
Other Real Estate	873	873	2,152
Total Non-Performing Assets	$954	$873	$3,573

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.00%	0.00%	0.07%
Restructured Loans & Leases (Performing)	$6,246	$6,301	$5,984

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $4,000, $0, and $261,000 have been established for non-performing loans & leases at March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

Foregone interest income on non-accrual loans & leases, which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $0 for the three months ended March 31, 2018 and for the year ended December 31, 2017, and $24,000 for the three months ended March 31, 2017.

The Company reported $873,000 of ORE at March 31, 2018, $873,000 at December 31, 2017, and $3.6 million at March 31, 2017.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of March 31, 2018, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

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

•
The State of California experienced drought conditions from 2013 through most of 2016. Then, in late 2016 and early 2017 significant levels of rain and snow alleviated drought conditions in many areas of California, including those in the Company’s primary service area.   In late 2017 and early 2018 rain levels have exceeded 80% of seasonal averages, but snow levels have been modest.  Fortunately, reservoir levels are high and the availability of water this summer and fall in our primary service area should not be an issue.  However, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

•
The agricultural industry is facing challenges associated with: (1) weakness in export markets due to proposed changes in trade policies; (2) tight labor markets and higher wages due to legislative changes at the state and federal levels; and (3) proposed changes in immigration policy and the resulting impact on the labor pool.

See “Part I, Item 1A. Risk Factors” in the Company’s 2017 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base, and subsequently deposits, is a significant element in the performance of the Company.

The Company's deposit balances at March 31, 2018 have increased $93.8 million or 3.6% compared to March 31, 2017. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; and (2) the Company’s expansion of its service area into Walnut Creek and Concord. The Company expects that, at some point, deposit customers may begin to diversify how they invest their money (e.g., move funds back into the stock market or other investments) and this could impact future deposit growth.

Although total deposits have increased 3.6% since March 31, 2017, importantly, low cost transaction accounts continue to grow at a strong pace as well:

•	Demand and interest-bearing transaction accounts increased $173.7 million or 14.3% since March 31, 2017.

•	Savings and money market accounts have increased $26.9 million or 3.3% since March 31, 2017.

•
Time deposit accounts have decreased $106.9 million or 18.1% since March 31, 2017, primarily due to the Company’s decision not to renew $90.0 million in high rate public funds time deposit accounts from the State of California.

The Company's deposit balances at March 31, 2018 have decreased $21.8 million or 0.80% compared to December 31, 2017. Savings and money market deposits increased 2.2% or $17.6 million while demand and interest-bearing transaction accounts decreased by $46.8 million or 3.3% and time deposit accounts increased by $7.4 million or 1.5%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at March 31, 2018, December 31, 2017, or March 31, 2017. There were no Federal Funds purchased or advances from the FRB at March 31, 2018, December 31, 2017 or March 31, 2017.

As of March 31, 2018 the Company has additional borrowing capacity of $472.1 million with the Federal Home Loan Bank and $368.8 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 14 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2017 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Capital”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 5.03% as of March 31, 2018, 4.45% at December 31, 2017 and 4.00% at March 31, 2017. The average rate paid for these securities for the first quarter of 2018 was 4.56% and 3.90% for the first quarter of 2017. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $305.9 million at March 31, 2018, $299.7 million at December 31, 2017, and $288.5 million at March 31, 2017.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018
Total Capital Ratio	$352,361	13.33%	$211,442	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$309,102	11.70%	$118,936	4.5%	N/A	N/A
Tier 1 Capital Ratio	$319,102	12.07%	$158,582	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$319,102	10.49%	$121,695	3.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018
Total Capital Ratio	$340,551	12.95%	$210,435	8.0%	$263,044	10.0%
Common Equity Tier 1 Capital Ratio	$307,447	11.69%	$118,370	4.5%	$170,979	6.5%
Tier 1 Capital Ratio	$307,447	11.69%	$157,826	6.0%	$210,435	8.0%
Tier 1 Leverage Ratio	$307,447	10.15%	$121,184	3.0%	$151,480	5.0%

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

In 1998, the Board approved the Company’s first common stock repurchase program. This program has been extended and expanded several times since then, and most recently, on August 11, 2015, the Board of Directors approved an extension of the $20 million stock repurchase program over the three-year period ending September 30, 2018. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2017 Annual Report on Form 10-K for additional information.

There were no stock repurchases during the first quarter of 2018 or 2017. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008, with Computershare as Rights Agent. The Rights Plan was set to expire on August 5, 2018. On November 19, 2015, the Board of Directors approved a seven-year extension of the term of the Rights Plan. Pursuant to an Amendment to the Rights Agreement dated February 18, 2016, the term of the Rights Plan was extended from August 5, 2018 to August 5, 2025. The extension of the term of the Rights Plan was intended as a means to continue to guard against abusive takeover tactics and was not in response to any particular proposal. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2017 Annual Report on Form 10-K for further explanation.

The company did not issue any new shares during the first quarter of 2018. During the first quarter of 2017, the Company issued 1,375 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $590.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

For a full discussion of the Company’s critical accounting policies and estimates see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2017 Annual Report on Form 10-K.

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

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Commitments to Extend Credit	$767,718	$735,678	$602,932
Letters of Credit	19,729	20,061	17,394
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	-	759	1,256

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $267,000 at March 31, 2018, December 31, 2017, and March 31, 2017. We do not anticipate any material losses as a result of these transactions.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at March 31, 2018 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2018, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.27% if rates increase by 200 basis points and a decrease in net interest income of 4.05% if rates decline 100 basis points. Comparatively, at December 31, 2017, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.83% if rates increase by 200 basis points and a decrease in net interest income of 4.42% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2017 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $78 million and repurchase lines of $130 million with major banks. As of March 31, 2018, the Company has additional borrowing capacity of $472 million with the FHLB and $369 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At March 31, 2018, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $381 million, which represents 12.45% of total assets.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2017 Annual Report to Shareholders on Form 10-K. In management’s opinion, there have been no material changes in risk factors since the filing of the 2017 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2018. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

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

FARMERS & MERCHANTS BANCORP

Date: May 9, 2018	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	/s/ Stephen W. Haley

Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)