Form 10-Q
period 2018-06-30
FARMERS & MERCHANTS BANCORP
filed 2018-08-09
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock of the registrant 776,570 outstanding as of July 31, 2018.

FARMERS & MERCHANTS BANCORP

10-Q

FARMERS & MERCHANTS BANCORP Consolidated Balance Sheets
(in thousands except share data)
Assets	June 30, 2018 (Unaudited)	December 31, 2017	June 30, 2017 (Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$51,491	$65,956	$50,004
Interest Bearing Deposits with Banks	55,408	121,193	97,187
Total Cash and Cash Equivalents	106,899	187,149	147,191

Investment Securities:
Available-for-Sale	450,174	481,596	461,867
Held-to-Maturity	52,210	54,460	56,381
Total Investment Securities	502,384	536,056	518,248

Loans & Leases:	2,344,448	2,215,295	2,204,082
Less: Allowance for Credit Losses	51,137	50,342	49,064
Loans & Leases, Net	2,293,311	2,164,953	2,155,018

Premises and Equipment, Net	29,254	28,679	29,312
Bank Owned Life Insurance	60,495	59,583	58,671
Interest Receivable and Other Assets	105,480	99,032	104,159
Total Assets	$3,097,823	$3,075,452	$3,012,599

Liabilities
Deposits:
Demand	$815,575	$832,652	$736,077
Interest Bearing Transaction	603,494	601,476	527,568
Savings and Money Market	812,083	813,703	801,506
Time	466,121	475,397	596,727
Total Deposits	2,697,273	2,723,228	2,661,878

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	74,748	42,254	48,691
Total Liabilities	2,782,331	2,775,792	2,720,879

Shareholders’ Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 821,073, 812,304 and 808,704 Shares Issued and Outstanding at June 30, 2018, December 31, 2017 and June 30, 2017, Respectively	8	8	8
Additional Paid-In Capital	99,192	93,624	91,482
Retained Earnings	221,671	206,845	199,862
Accumulated Other Comprehensive (Loss) Income	(5,379)	(817)	368
Total Shareholders’ Equity	315,492	299,660	291,720
Total Liabilities and Shareholders’ Equity	$3,097,823	$3,075,452	$3,012,599

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest Income
Interest and Fees on Loans & Leases	$28,927	$25,248	$55,971	$49,779
Interest on Deposits with Banks	514	258	1,099	507
Interest on Investment Securities:
Taxable	2,315	2,124	4,696	4,136
Exempt from Federal Tax	405	439	823	889
Total Interest Income	32,161	28,069	62,589	55,311

Interest Expense
Deposits	1,529	1,433	2,934	2,709
Subordinated Debentures	131	105	248	205
Total Interest Expense	1,660	1,538	3,182	2,914

Net Interest Income	30,501	26,531	59,407	52,397
Provision for Credit Losses	500	650	833	1,250
Net Interest Income After Provision for Credit Losses	30,001	25,881	58,574	51,147

Non-Interest Income
Service Charges on Deposit Accounts	842	848	1,659	1,694
Net (Loss) Gain on Sale of Investment Securities	(1,330)	131	(1,330)	131
Increase in Cash Surrender Value of Life Insurance	460	454	912	909
Debit Card and ATM Fees	1,096	977	2,112	1,887
Net Gain on Deferred Compensation Investments	407	399	1,189	1,193
Other	808	730	2,406	3,131
Total Non-Interest Income	2,283	3,539	6,948	8,945

Non-Interest Expense
Salaries and Employee Benefits	11,653	11,450	25,180	23,942
Net Gain on Deferred Compensation Investments	407	399	1,189	1,193
Occupancy	907	868	1,849	1,716
Equipment	1,018	1,026	2,041	2,013
Marketing	390	363	719	538
Legal	852	75	1,292	258
FDIC Insurance	227	233	466	461
Gain on Sale of ORE	-	(300)	-	(414)
Other	2,691	2,411	5,345	5,240
Total Non-Interest Expense	18,145	16,525	38,081	34,947

Income Before Income Taxes	14,139	12,895	27,441	25,145
Provision for Income Taxes	3,589	4,708	6,950	9,137
Net Income	$10,550	$8,187	$20,491	$16,008
Basic Earnings Per Common Share	$12.90	$10.12	$25.14	$19.80

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$10,550	$8,187	$20,491	$16,008

Other Comprehensive Income
Increase in Net Unrealized (Loss) Gain on Available-for-Sale Securities	(2,519)	898	(7,807)	784
Deferred Tax Benefit (Expense) Related to Unrealized Gains	757	(378)	2,320	(330)
Reclassification Adjustment for Realized Losses (Gains) on Available-for-Sale Securities Included in Net Income	1,330	(131)	1,330	(131)
Deferred Tax Benefit (Expense) Related to Reclassification Adjustment	(405)	56	(405)	56
Change in Net Unrealized (Losses) Gains on Available-for-Sale Securities, Net of Tax	(837)	445	(4,562)	379
Total Other Comprehensive (Loss) Income	(837)	445	(4,562)	379
Comprehensive Income	$9,713	$8,632	$15,929	$16,387

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Shareholders’ Equity
Balance, January 1, 2017	807,329	$8	$90,671	$189,313	$(11)	$279,981
Net Income			-	16,008	-	16,008
Cash Dividends Declared on Common Stock ($6.75 per share)		-	-	(5,459)	-	(5,459)
Issuance of Common Stock	1,375	-	811	-	-	811
Change in Net Unrealized Gains on Securities Available-for-Sale, net of tax		-	-	-	379	379
Balance, June 30, 2017	808,704	$8	$91,482	$199,862	$368	$291,720

Balance, January 1, 2018	812,304	$8	$93,624	$206,845	$(817)	$299,660
Net Income			-	20,491	-	20,491
Cash Dividends Declared on Common Stock ($6.90 per share)		-	-	(5,665)	-	(5,665)
Issuance of Common Stock	8,769	-	5,568	-	-	5,568
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	(4,562)	(4,562)
Balance, June 30, 2018	821,073	$8	$99,192	$221,671	$(5,379)	$315,492

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Cash Flows (Unaudited)
(in thousands)	Six Months Ended
	June 30, 2018	June 30, 2017
Operating Activities:
Net Income	$20,491	$16,008
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Credit Losses	833	1,250
Depreciation and Amortization	1,155	1,030
Net Amortization of Investment Security Premiums & Discounts	568	771
Amortization of Core Deposit Intangible	54	55
Accretion of Discount on Acquired Loans	(87)	(126)
Net Loss (Gain) on Sale of Investment Securities	1,330	(131)
Net Gain on Sale of Property & Equipment	(292)	(1,162)
Net Gain on Sale of ORE	-	(414)
Earnings from Equity Investment	(164)	-
Dividends from Equity Investment	63	-
Net Change in Operating Assets & Liabilities:
Net Decrease in Interest Receivable and Other Assets	218	(6,943)
Net Increase in Interest Payable and Other Liabilities	1,788	(1,114)
Net Cash Provided by Operating Activities	25,957	9,224
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(169,467)	(140,417)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	227,072	126,657
Purchase of Investment Securities Held-to-Maturity	(2,770)	(475)
Proceeds from Matured or Called Securities Held-to-Maturity	4,990	2,173
Net Loans & Leases Paid, Originated or Acquired	(129,154)	(26,531)
Principal Collected on Loans & Leases Previously Charged Off	50	71
Additions to Premises and Equipment	(2,497)	(2,235)
Purchase of Other Investments	(3,794)	(314)
Proceeds from Sale of Property & Equipment	983	2,284
Proceeds from Sale of Other Real Estate	-	3,186
Net Cash Used in Investing Activities	(74,587)	(35,601)
Financing Activities:
Net (Decrease) Increase in Deposits	(25,955)	80,167
Cash Dividends	(5,665)	(5,459)
Net Cash (Used in) Provided by Financing Activities	(31,620)	74,708
(Decrease) Increase in Cash and Cash Equivalents	(80,250)	48,331
Cash and Cash Equivalents at Beginning of Period	187,149	98,860
Cash and Cash Equivalents at End of Period	$106,899	$147,191
Supplementary Data
Cash Payments Made for Income Taxes	$3,051	$9,611
Issuance of Common Stock to the Bank’s Non-Qualified Retirement Plans	$5,568	$811
Interest Paid	$3,492	$2,752

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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. These statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three-month and six-month period ended June 30, 2018 may not necessarily be indicative of future operating results. Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

A loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Impaired loans & leases are either: (1) non-accrual loans & leases; or (2) restructured loans & leases that are still accruing interest. Loans or leases determined to be impaired are individually evaluated for impairment. When a loan or lease is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan or lease’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan or lease’s observable market price, or the fair value of the collateral if the loan or lease is collateral dependent. A loan or lease is collateral dependent if the repayment of the loan or lease is expected to be provided solely by the underlying collateral.

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

Allowance for Credit Losses
The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company’s loan & lease portfolio as of the balance sheet date. The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan & lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of three primary components: specific reserves related to impaired loans & leases; general reserves for inherent losses related to loans & leases that are not impaired; and an unallocated component that takes into account the imprecision in estimating and allocating allowance balances associated with macro factors.

The determination of the general reserve for loans & leases that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, qualitative factors that include economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan & lease portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan & lease type). These portfolio segments include: (1) commercial real estate; (2) agricultural real estate; (3) real estate construction (including land and development loans); (4) residential 1st mortgages; (5) home equity lines and loans; (6) agricultural; (7) commercial; (8) consumer and other; and (9) equipment leases. The allowance for credit losses attributable to each portfolio segment, which includes both individually evaluated impaired loans & leases and loans & leases that are collectively evaluated for impairment, is combined to determine the Company’s overall allowance, which is included on the consolidated balance sheet.

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

Pass – A pass loan or lease is a strong credit with no existing or known potential weaknesses deserving of management’s close attention.

Special Mention – A special mention loan or lease has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease or in the Company’s credit position at some future date. Special mention loans & leases are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A substandard loan or lease is not adequately protected by the current financial condition and paying capacity of the borrower or the value of the collateral pledged, if any. Loans or leases classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well-defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project’s failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

The general reserve component of the allowance for credit losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk; (2) historical losses; and (3) other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below:

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

Residential 1st Mortgages and Home Equity Lines and Loans – These loans are generally considered to possess a low inherent risk of loss, although this is not always true as evidenced by the correction in residential real estate values that occurred between 2007 and 2012. The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Consumer & Other – A consumer installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period. Most installment loans are made for consumer purchases. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s and Bank’s regulators, including the Federal Reserve Board (“FRB”), the California Department of Business Oversight (“DBO”) and the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

June 30, 2018	Amortized Cost	Gross Unrealized		Fair/Book Value
		Gains	Losses
Government Agency & Government-Sponsored Entities	$3,056	$15	$-	$3,071
US Treasury Notes	139,689	2	416	139,275
US Govt SBA	18,583	8	188	18,403
Mortgage Backed Securities (1)	293,473	337	7,396	286,414
Other	3,011	-	-	3,011
Total	$457,812	$362	$8,000	$450,174

December 31, 2017	Amortized Cost	Gross Unrealized		Fair/Book Value
		Gains	Losses
Government Agency & Government-Sponsored Entities	$3,080	$48	$-	$3,128
US Treasury Notes	144,606	-	442	144,164
US Govt SBA	29,559	29	208	29,380
Mortgage Backed Securities (1)	302,502	939	1,527	301,914
Other	3,010	-	-	3,010
Total	$482,757	$1,016	$2,177	$481,596

June 30, 2017	Amortized Cost	Gross Unrealized		Fair/Book Value
		Gains	Losses
Government Agency & Government-Sponsored Entities	$3,103	$92	$-	$3,195
US Treasury Notes	134,689	3	272	134,420
US Govt SBA	32,889	30	119	32,800
Mortgage Backed Securities (1)	288,121	1,821	919	289,023
Other	2,429	-	-	2,429
Total	$461,231	$1,946	$1,310	$461,867

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
June 30, 2018	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$52,210	$227	$79	$52,358
Total	$52,210	$227	$79	$52,358

	Book	Gross Unrealized		Fair
December 31, 2017	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$54,460	$776	$-	$55,236
Total	$54,460	$776	$-	$55,236

	Book	Gross Unrealized		Fair
June 30, 2017	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$56,381	$746	$-	$57,127
Total	$56,381	$746	$-	$57,127

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at June 30, 2018 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
June 30, 2018	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$128,110	$127,874	$3,613	$3,618
After one year through five years	18,748	18,582	5,750	5,753
After five years through ten years	1,583	1,580	19,192	19,258
After ten years	15,898	15,724	23,655	23,729
	164,339	163,760	52,210	52,358

Investment securities not due at a single maturity date:
Mortgage-backed securities	293,473	286,414	-	-

Total	$457,812	$450,174	$52,210	$52,358

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$14,412	$178	$29,876	$238	$44,288	$416
US Govt SBA	5,589	68	9,023	120	14,612	188
Mortgage Backed Securities	214,949	5,464	58,148	1,932	273,097	7,396
Total	$234,950	$5,710	$97,047	$2,290	$331,997	$8,000

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$8,543	$79	$-	$-	$8,543	$79
Total	$8,543	$79	$-	$-	$8,543	$79

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$94,281	$144	$49,883	$298	$144,164	$442
US Govt SBA	8,379	51	12,900	157	21,279	208
Mortgage Backed Securities	126,863	932	43,208	595	170,071	1,527
Total	$229,523	$1,127	$105,991	$1,050	$335,514	$2,177

There were no HTM investments with gross unrealized losses at December 31, 2017

	Less Than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$74,423	$272	$-	$-	$74,423	$272
US Govt SBA	$22,775	$119	$-	$-	22,775	$119
Mortgage Backed Securities	141,268	919	-	-	141,268	919
Total	$238,466	$1,310	$-	$-	$238,466	$1,310

There were no HTM investments with gross unrealized losses at June 30, 2017

As of June 30, 2018, the Company held 404 investment securities of which 112 were in an unrealized loss position for less than twelve months. 85 securities were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At June 30, 2018, December 31, 2017 and June 30, 2017, no securities of government agency and government sponsored entities were in an unrealized loss position for less than 12 months or for 12 months or more.

U.S. Treasury Notes – At June 30, 2018, three U.S. Treasury Note security investments were in an unrealized loss position for less than 12 months and two were in an unrealized loss position for 12 months or more. The unrealized losses on the Company’s investment in U.S. Treasury Notes were $416,000, $442,000, and $272,000 at June 30, 2018, December 31, 2017, and June 30, 2017, respectively. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2018, December 31, 2017, and June 30, 2017.

U.S. Government SBA – At June 30, 2018, 29 U.S. Government SBA security investments were in an unrealized loss position for less than 12 months and 43 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company’s investment in U.S. Government SBA securities were $188,000, $208,000, and $119,000 at June 30, 2018, December 31, 2017, and June 30, 2017, respectively. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2018, December 31, 2017, and June 30, 2017.

Mortgage Backed Securities – At June 30, 2018, 58 mortgage backed security investments were in an unrealized loss position for less than 12 months and 40 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company’s investment in mortgage backed securities were $7.4 million, $1.5 million, and $919,000 at June 30, 2018, December 31, 2017, and June 30, 2017, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018, December 31, 2017, and June 30, 2017.

Obligations of States and Political Subdivisions - At June 30, 2018, 22 obligations of states and political subdivisions were in an unrealized loss position for less than 12 months. None were in an unrealized loss position for 12 months or more. As of June 30, 2018, over ninety-nine percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the one percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $79,000, $0 and $0 at June 30, 2018, December 31, 2017 and June 30, 2017, respectively. Management believes that any unrealized losses on the Company’s investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018, December 31, 2017 and June 30, 2017.

Proceeds from sales and calls of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Proceeds	$31,370	$7,831	$31,370	$7,831
Gains	8	143	8	143
Losses	1,338	12	1,338	12

Pledged Securities
As of June 30, 2018, securities carried at $210.0 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $214.5 million at December 31, 2017, and $211.6 million at June 30, 2017.

3. Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

June 30, 2018	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2018	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Charge-Offs	-	-	-	(12)	(4)	-	(14)	(58)	-	-	(88)
Recoveries	-	-	-	6	2	13	3	26	-	-	50
Provision	(139)	1,229	(230)	55	226	(514)	250	93	37	(174)	833
Ending Balance- June 30, 2018	$10,783	$13,314	$1,616	$864	$2,548	$7,658	$9,436	$270	$3,400	$1,248	$51,137
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2018	$11,078	$12,242	$1,873	$827	$2,343	$7,868	$9,374	$239	$3,390	$1,443	$50,677
Charge-Offs	-	-	-	(12)	-	-	(14)	(41)	-	-	(67)
Recoveries	-	-	-	3	1	7	1	15	-	-	27
Provision	(295)	1,072	(257)	46	204	(217)	75	57	10	(195)	500
Ending Balance- June 30, 2018	$10,783	$13,314	$1,616	$864	$2,548	$7,658	$9,436	$270	$3,400	$1,248	$51,137
Ending Balance Individually Evaluated for Impairment	333	-	-	131	16	-	487	7	-	-	974
Ending Balance Collectively Evaluated for Impairment	10,450	13,314	1,616	733	2,532	7,658	8,949	263	3,400	1,248	50,163
Loans & Leases:
Ending Balance	$752,043	$540,852	$94,223	$261,804	$37,669	$273,170	$286,651	$7,390	$90,646	$-	$2,344,448
Ending Balance Individually Evaluated for Impairment	4,749	-	-	2,628	324	-	2,290	7	-	-	9,998
Ending Balance Collectively Evaluated for Impairment	$747,294	$540,852	$94,223	$259,176	$37,345	$273,170	$284,361	$7,383	$90,646	$-	$2,334,450

December 31, 2017	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2017	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Charge-Offs	(109)	-	-	(53)	(3)	(374)	-	(146)	-	-	(685)
Recoveries	109	-	-	40	8	17	8	76	-	-	258
Provision	(188)	2,635	(1,377)	(37)	179	1,135	674	79	(223)	(27)	2,850
Ending Balance- December 31, 2017	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Ending Balance Individually Evaluated for Impairment	366	-	-	73	17	-	220	8	-	-	684
Ending Balance Collectively Evaluated for Impairment	10,556	12,085	1,846	742	2,307	8,159	8,977	201	3,363	1,422	49,658
Loans & Leases:
Ending Balance	$684,961	$499,231	$100,206	$260,751	$34,525	$273,582	$265,703	$6,656	$89,680	$-	$2,215,295
Ending Balance Individually Evaluated for Impairment	4,822	-	-	2,373	340	-	1,734	10	-	-	9,279
Ending Balance Collectively Evaluated for Impairment	$680,139	$499,231	$100,206	$258,378	$34,185	$273,582	$263,969	$6,646	$89,680	$-	$2,206,016

June 30, 2017	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2017	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Charge-Offs	(109)	-	-	-	-	(7)	-	(60)	-	-	(176)
Recoveries	10	-	-	19	5	-	4	33	-	-	71
Provision	231	815	(536)	(12)	25	(138)	1,025	32	(634)	442	1,250
Ending Balance- June 30, 2017	$11,242	$10,265	$2,687	$872	$2,170	$7,236	$9,544	$205	$2,952	$1,891	$49,064
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2017	$11,665	$9,393	$2,946	$880	$2,125	$6,511	$8,479	$198	$3,866	$2,337	$48,400
Charge-Offs	-	-	-	-	-	-	-	(25)	-	-	(25)
Recoveries	3	-	-	16	3	-	-	17	-	-	39
Provision	(426)	872	(259)	(24)	42	725	1,065	15	(914)	(446)	650
Ending Balance- June 30, 2017	$11,242	$10,265	$2,687	$872	$2,170	$7,236	$9,544	$205	$2,952	$1,891	$49,064
Ending Balance Individually Evaluated for Impairment	468	-	-	61	15	322	266	6	-	-	1,138
Ending Balance Collectively Evaluated for Impairment	10,774	10,265	2,687	811	2,155	6,914	9,278	199	2,952	1,891	47,926
Loans & Leases:
Ending Balance	$670,591	$473,153	$168,487	$252,653	$32,174	$265,899	$254,887	$7,533	$78,705	$-	$2,204,082
Ending Balance Individually Evaluated for Impairment	4,890	976	-	1,894	344	688	1,624	28	-	-	10,444
Ending Balance Collectively Evaluated for Impairment	$665,701	$472,177	$168,487	$250,759	$31,830	$265,211	$253,263	$7,505	$78,705	$-	$2,193,638

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $2.9 million at June 30, 2018, $3.0 million at December 31, 2017 and $3.2 million at June 30, 2017, which are no longer classified as TDRs.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

June 30, 2018	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$749,467	$2,576	$-	$752,043
Agricultural Real Estate	524,259	10,521	6,072	540,852
Real Estate Construction	85,638	8,585	-	94,223
Residential 1st Mortgages	261,112	-	692	261,804
Home Equity Lines & Loans	37,622	-	47	37,669
Agricultural	266,837	5,050	1,283	273,170
Commercial	285,113	283	1,255	286,651
Consumer & Other	7,245	-	145	7,390
Leases	88,677	1,969	-	90,646
Total	$2,305,970	$28,984	$9,494	$2,344,448

December 31, 2017	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$677,636	$6,843	$482	$684,961
Agricultural Real Estate	488,672	6,529	4,030	499,231
Real Estate Construction	90,728	9,478	-	100,206
Residential 1st Mortgages	259,795	41	915	260,751
Home Equity Lines and Loans	34,476	-	49	34,525
Agricultural	264,425	6,439	2,718	273,582
Commercial	260,565	4,610	528	265,703
Consumer & Other	6,498	-	158	6,656
Leases	87,497	2,183	-	89,680
Total	$2,170,292	$36,123	$8,880	$2,215,295

June 30, 2017	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$664,606	$4,491	$1,494	$670,591
Agricultural Real Estate	466,831	1,316	5,006	473,153
Real Estate Construction	160,112	8,375	-	168,487
Residential 1st Mortgages	252,252	44	357	252,653
Home Equity Lines & Loans	32,174	-	-	32,174
Agricultural	256,026	6,302	3,571	265,899
Commercial	249,173	5,128	586	254,887
Consumer & Other	7,341	-	192	7,533
Leases	76,313	2,392	-	78,705
Total	$2,164,828	$28,048	$11,206	$2,204,082

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at June 30, 2018, December 31, 2017, and June 30, 2017, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated
(in thousands):

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$752,043	$752,043
Agricultural Real Estate	-	-	-	-	-	540,852	540,852
Real Estate Construction	277	-	-	-	277	93,946	94,223
Residential 1st Mortgages	107	-	-	130	237	261,567	261,804
Home Equity Lines & Loans	19	-	-	-	19	37,650	37,669
Agricultural	-	-	-	-	-	273,170	273,170
Commercial	-	-	-	599	599	286,052	286,651
Consumer & Other	6	-	-		6	7,384	7,390
Leases	-	-	-		-	90,646	90,646
Total	$409	$-	$-	$729	$1,138	$2,343,310	$2,344,448

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$684,961	$684,961
Agricultural Real Estate	-	-	-	-	-	499,231	499,231
Real Estate Construction	-	-	-	-	-	100,206	100,206
Residential 1st Mortgages	448	-	-	-	448	260,303	260,751
Home Equity Lines and Loans	10	-	-	-	10	34,515	34,525
Agricultural	-	-	-	-	-	273,582	273,582
Commercial	180	-	-	-	180	265,523	265,703
Consumer & Other	7	-	-	-	7	6,649	6,656
Leases	-	-	-	-	-	89,680	89,680
Total	$645	$-	$-	$-	$645	$2,214,650	$2,215,295

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$143	$-	$143	$670,448	$670,591
Agricultural Real Estate	-	-	-	976	976	472,177	473,153
Real Estate Construction	-	-	-	-	-	168,487	168,487
Residential 1st Mortgages	-	-	-	56	56	252,597	252,653
Home Equity Lines & Loans	36	-	-	-	36	32,138	32,174
Agricultural	-	-	-	306	306	265,593	265,899
Commercial	-	-	-	-	-	254,887	254,887
Consumer & Other	23	-	-	24	47	7,486	7,533
Leases	-	-	-	-	-	78,705	78,705
Total	$59	$-	$143	$1,362	$1,564	$2,202,518	$2,204,082

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

				Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
June 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$100	$100	$-	$101	$2	$102	$4
Residential 1st Mortgages	-	-	-	452	-	680	8
	$100	$100	$-	$553	$2	$782	$12
With an allowance recorded:
Commercial Real Estate	$2,938	$2,927	$333	$2,947	$24	2,956	$48
Residential 1st Mortgages	1,698	1,877	85	1,141	13	844	20
Home Equity Lines & Loans	76	86	3	77	1	77	2
Commercial	2,297	2,290	487	2,009	15	1,870	30
Consumer & Other	7	8	7	8	-	8	-
	$7,016	$7,188	$915	$6,182	$53	5,755	$100
Total	$7,116	$7,288	$915	$6,735	$55	$6,537	$112

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$104	$104	$-	$107	$11
Agricultural Real Estate	-	-	-	488	-
Residential 1st Mortgages	911	1,012	-	532	11
Home Equity Lines and Loans	-	-	-	16	-
Agricultural	-	-	-	30	-
	$1,015	$1,116	$-	$1,173	$22
With an allowance recorded:
Commercial Real Estate	$2,973	$2,961	$366	$2,999	$104
Residential 1st Mortgages	508	571	25	469	16
Home Equity Lines and Loans	73	89	4	74	3
Agricultural	-	-	-	409	21
Commercial	1,741	1,734	220	1,693	59
Consumer & Other	8	9	8	11	-
	$5,303	$5,364	$623	$5,655	$203
Total	$6,318	$6,480	$623	$6,828	$225

				Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
June 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$108	$109	$-	$109	$3	$128	$7
Agricultural Real Estate	976	983	-	976	-	1,059	-
Residential 1st Mortgages	406	462	-	410	3	421	3
Home Equity Lines & Loans	-	-	-	32	-	32	-
Agricultural	59	65	-	60	-	45	-
Commercial	-	-	-	-	-	756	-
	$1,549	$1,619	$-	$1,587	$6	$2,441	$10
With an allowance recorded:
Commercial Real Estate	$3,008	$2,994	$467	$3,016	$25	$2,264	$55
Residential 1st Mortgages	424	463	20	425	4	427	9
Home Equity Lines & Loans	51	58	3	70	1	80	2
Agricultural	630	631	322	634	6	633	14
Commercial	1,631	1,623	266	1,636	14	1,589	30
Consumer & Other	24	31	6	15	-	11	-
	$5,768	$5,800	$1,084	$5,796	$50	$5,004	$110
Total	$7,317	$7,419	$1,084	$7,383	$56	$7,445	$120

Total recorded investment shown in the prior table will not equal the total ending balance of loans & leases individually evaluated for impairment on the allocation of allowance table. This is because this table does not include impaired loans that were previously modified in a troubled debt restructuring, are currently performing and are no longer disclosed or classified as TDR’s.

At June 30, 2018, the Company allocated $624,000 of specific reserves to $6.4 million of troubled debt restructured loans & leases, all of which were performing. The Company had no commitments at June 30, 2018 to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the three and six-month periods ending June 30, 2018, there was one loan modified as a troubled debt restructuring.

The modification involved a reduction of the stated interest rate of the loan for 5 years and extended the maturity date for 10 years.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	1	$175	$163	1	$175	$163
Total	1	$175	$163	1	$175	$163

During the three and six-months ended June 30, 2018, the twelve months ended December 31, 2017, and the three and six-month periods ending June 30, 2017 there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

At December 31, 2017, the Company allocated $623,000 of specific reserves to $6.3 million of troubled debt restructured loans, all of which were performing. The Company had no commitments at December 31, 2017 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

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

The following table presents loans by class modified as troubled debt restructured loans for the period ended December 31, 2017 (in thousands):

	December 31, 2017
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	2	673	630
Home Equity Lines and Loans	1	32	32
Commercial	2	138	138
Consumer & Other	1	9	8
Total	6	$852	$808

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

At June 30, 2018, there were formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties in the amount of $49,000.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

		Fair Value Measurements At June 30, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,071	$-	$3,071	$-
US Treasury Notes	139,275	139,275	-	-
US Govt SBA	18,403	-	18,403	-
Mortgage Backed Securities	286,414	-	286,414	-
Other	3,011	201	310	2,500
Total Assets Measured at Fair Value On a Recurring Basis	$450,174	$139,476	$308,198	$2,500

		Fair Value Measurements At December 31, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,128	$-	$3,128	$-
US Treasury Notes	144,164	144,164	-	-
US Govt SBA	29,380	-	29,380	-
Mortgage Backed Securities	301,914	-	301,914	-
Other	3,010	200	310	2,500
Total Assets Measured at Fair Value On a Recurring Basis	$481,596	$144,364	$334,732	$2,500

		Fair Value Measurements At June 30, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,195	$-	$3,195	$-
US Treasury Notes	134,420	134,420	-	-
US Govt SBA	32,800	-	32,800	-
Mortgage Backed Securities	289,023	-	289,023	-
Other	2,429	200	310	1,919
Total Assets Measured at Fair Value On a Recurring Basis	$461,867	$134,620	$325,328	$1,919

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the three and six-months ended June 30, 2018 and 2017, there were no transfers in or out of Level 1, 2, or 3.

The available for sale investment security categorized as a Level 3 asset for period ended June 30, 2018 consisted of one $2.5 million investment in a limited liability company that purchases SBA loans. This security is not actively traded and is owned by a few investors for CRA purposes. The significant unobservable data reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average lives and credit information, among other things. There were no gains or losses or transfers in or out of level 3 during the period ended June 30, 2018.

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

		Fair Value Measurements At June 30, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$2,594	$-	$-	$2,594
Residential 1st Mortgage	1,485	-	-	1,485
Home Equity Lines and Loans	72	-	-	72
Commercial	1,490	-	-	1,490
Total Impaired Loans	5,641	-	-	5,641
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,514	$-	$-	$6,514

		Fair Value Measurements At December 31, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$2,595	$-	$-	$2,595
Residential 1st Mortgage	997	-	-	997
Home Equity Lines and Loans	75	-	-	75
Commercial	1,514	-	-	1,514
Total Impaired Loans	5,181	-	-	5,181
Other Real Estate:
Home Equity Lines and Loans	-	-	-	-
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,054	$-	$-	$6,054

		Fair Value Measurements At June 30, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$2,526	$-	$-	$2,526
Residential 1st Mortgage	386	-	-	386
Home Equity Lines and Loans	48	-	-	48
Agricultural	366	-	-	366
Commercial	1,358	-	-	1,358
Consumer	19	-	-	19
Total Impaired Loans	4,703	-	-	4,703
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,576	$-	$-	$5,576

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2018:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Commercial Real Estate	$2,594	Income Approach	Capitalization Rate	3.25%, 3.25%
Residential 1st Mortgage	$1,485	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% -4%, 3%
Home Equity Lines and Loans	$72	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1%
Commercial	$1,490	Income Approach	Capitalization Rate	2.95% - 8.70%, 3.40%

Other Real Estate
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
June 30, 2018 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$106,899	$106,899	$-	$-	$106,899

Investment Securities Available-for-Sale	450,174	139,476	308,198	2,500	450,174

Investment Securities Held-to-Maturity	52,210	-	36,693	15,665	52,358

FHLB Stock	10,877	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance	2,293,311	-	-	2,253,733	2,253,733
Accrued Interest Receivable	11,548	-	11,548	-	11,548

Liabilities:
Deposits	2,697,273	2,231,153	462,040	-	2,693,193
Subordinated Debentures	10,310	-	7,639	-	7,639
Accrued Interest Payable	827	-	827	-	827

		Fair Value of Financial Instruments Using
December 31, 2017 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$187,149	$187,149	$-	$-	$187,149

Investment Securities Available-for-Sale	481,596	144,364	334,732	2,500	481,596

Investment Securities Held-to-Maturity	54,460	-	38,492	16,744	55,236

FHLB Stock	10,342	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance	2,164,953	-	-	2,137,987	2,137,987
Accrued Interest Receivable	10,999	-	10,999	-	10,999

Liabilities:
Deposits	2,723,228	2,247,831	472,671	-	2,720,502
Subordinated Debentures	10,310	-	7,428	-	7,428
Accrued Interest Payable	1,137	-	1,137	-	1,137

		Fair Value of Financial Instruments Using
June 30, 2017 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$147,191	$147,191	$-	$-	$147,191

Investment Securities Available-for-Sale	461,867	134,620	325,328	1,919	461,867

Investment Securities Held-to-Maturity	56,381	-	40,071	17,056	57,127

FHLB Stock	10,342	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance	2,155,018	-	-	2,138,109	2,138,109
Accrued Interest Receivable	9,739	-	9,739	-	9,739

Liabilities:
Deposits	2,661,878	2,065,151	594,798	-	2,659,949
Subordinated Debentures	10,310	-	6,567	-	6,567
Accrued Interest Payable	1,014	-	1,014	-	1,014

6. Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. On May 8, 2018, the Board of Directors declared a mid-year cash dividend of $6.90 per share, a 2.2% increase over the $6.75 per share paid on July 1, 2017. The cash dividend was paid on July 2, 2018, to shareholders of record on June 8, 2018.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has no securities or other contracts, such as stock options, that could require the issuance of common stock. Accordingly, diluted earnings per share are not presented. The following table calculates the basic earnings per common share for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(net income in thousands)	2018	2017	2018	2017
Net Income	$10,550	$8,187	$20,491	$16,008
Weighted Average Number of Common Shares Outstanding	817,893	808,704	815,114	808,347
Basic Earnings Per Common Share Amount	$12.90	$10.12	$25.14	$19.80

7. Shareholders’ Equity

In May 2018, the Company issued 8,769 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $635.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

8. Pending Acquisition of Bank of Rio Vista

On March 26, 2018, Farmers & Merchants Bancorp and Bank of Rio Vista announced that a definitive agreement had been signed by both parties for the acquisition of Bank of Rio Vista by Farmers & Merchants Bancorp. The transaction is subject to customary closing conditions, and is expected to close in the third quarter of 2018.

In this transaction, the shareholders of Bank of Rio Vista owning 2,414 shares, or 60.35% of the outstanding common shares, will receive $28.7 million in cash subject to certain adjustments defined in the definitive agreement. Over the past year, Farmers & Merchants Bancorp acquired 1,586, or 39.65%, of the outstanding common shares of Bank of Rio Vista for $12.0 million. As a result, the total price paid for all common shares of Bank of Rio Vista is $40.7 million or 1.42 times the minimum book value that must be delivered at close.

As a result of signing a definitive agreement with Bank of Rio Vista, Farmers & Merchants Bancorp is accounting for the 39.65% of the outstanding common shares of Bank of Rio Vista that it currently owns under the equity method of accounting, in accordance with ASC 323-10 effective first quarter 2018. During the six months ended June 30, 2018, the Company’s recorded investment in Bank of Rio Vista increased by $164,000, based upon the earnings of Bank of Rio Vista that are attributed to the Company’s ownership.

9. Recent Accounting Pronouncements

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the newly enacted Tax Cuts and Jobs Act (“Tax Act”). The amount of the reclassification consists of the difference between the historical corporate income tax rates and the newly enacted 21 percent corporate income tax rate. The amendments are effective for all entities for the interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted, including interim periods in those years. The Company adopted the amendments as of December 31, 2017, which resulted in a net reclassification of $144,000 between AOCI and retained earnings.

Accounting Guidance Pending Adoption at June 30, 2018
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

10. Subsequent Events

On July 2, 2018, Farmers & Merchants Bancorp entered into a material definitive agreement to purchase 44,503 shares of the Company’s Common Stock from the estate of a former Director. The agreed upon purchase price is $700.00 per share for a total consideration of Thirty One Million One Hundred Fifty-Two Thousand One Hundred Dollars ($31,152,100). The transaction closed on July 31, 2018. After the transaction, the Company will remain “well capitalized” under the regulatory framework for prompt corrective action.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2018. This analysis should be read in conjunction with our 2017 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Introduction

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. Banking services are provided in twenty-eight locations in the Company’s service area. The service area includes Sacramento, San Joaquin, Stanislaus, Merced and Contra Costa Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock, Hilmar, Merced, Manteca, Riverbank, Walnut Creek and Concord. In January 2018, the Company opened a loan production office (“LPO”) in Napa, California and is currently building out a full service branch location that should be ready for occupancy in the third quarter of 2018. In March 2018 the Company announced that it had entered into a definitive agreement to purchase Bank of Rio Vista (“BORV”) (see Note 8 for additional information).

For additional information about the proposed acquisition of BORV, see the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2018.

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

The State of California experienced drought conditions from 2013 through most of 2016. Then, in late 2016 and early 2017 significant levels of rain and snow alleviated drought conditions in many areas of California, including those in the Company’s primary service area. In late 2017 and early 2018 rain levels exceeded 80% of seasonal averages, but snow levels were modest. Fortunately, reservoir levels are high and the availability of water this summer and fall in our primary service area should not be an issue. However, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

For the three and six months ended June 30, 2018, Farmers & Merchants Bancorp reported net income of $10,550,000 and $20,491,000, earnings per share of $12.90 and $25.14 and return on average assets of 1.38% and 1.35%, respectively. Return on average shareholders’ equity was 13.62% and 13.38% for the three and six months ended June 30, 2018.

For the three and six months ended June 30, 2017, Farmers & Merchants Bancorp reported net income of $8,187,000 and $16,008,000, earnings per share of $10.12 and $19.80 and return on average assets of 1.11% and 1.09%, respectively. Return on average shareholders’ equity was 11.28% and 11.14% for the three and six months ended June 30, 2017.

The following is a summary of the financial results for the six-month period ended June 30, 2018 compared to June 30, 2017.

•	Net income increased 28.0% to $20,491,000 from $16,008,000.
•	Earnings per share increased 27.0% to $25.14 from $19.80.
•	Total assets increased 2.8% to $3.1 billion from $3.0 billion.
•	Total loans & leases increased 6.4% to $2.3 billion from $2.2 billion.
•	Total deposits increased 1.3% to $2.70 billion from $2.66 billion.

The primary reasons for the Company’s $2.3 million or 9.1% increase in pre-tax income in the first half of 2018 as compared to the same period of 2017 were:

•	A $7.01 million increase in net interest income related to the growth in earning assets and increased interest rates on earning assets.
•	A $417,000 decrease in the provision for credit losses.

These positive impacts were partially offset by:

•	A $1.5 million increase in the net loss on the sale of investment securities.
•	An $875,000 decrease in the gain on sale of fixed assets due to the sale of one of our properties in the first half of the prior year (2017).
•	A $414,000 increase in non-interest expense related to a non-recurring gain on sale of ORE in the first half of the prior year (2017) and was recorded as a reduction to non-interest expense.
•	A $1.2 million increase in salaries and employee benefits.
•	A $1.0 million increase in legal expenses primarily related to the BORV acquisition.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company’s average balance sheets and volume and rate analysis for the three and six month periods ended June 30, 2018 and 2017.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$114,300	$515	1.81%	$112,458	$258	0.92%
Investment Securities:
U.S. Treasuries	66,953	250	1.49%	82,953	224	1.08%
U.S. Govt SBA	26,906	119	1.77%	34,083	125	1.47%
Government Agency & Government-Sponsored Entities	3,064	22	2.87%	3,110	22	2.83%
Obligations of States and Political Subdivisions - Non-Taxable	53,037	510	3.85%	56,984	673	4.73%
Mortgage Backed Securities	316,991	1,904	2.40%	302,579	1,747	2.31%
Other	3,010	20	2.66%	2,352	6	1.02%
Total Investment Securities	469,961	2,825	2.40%	482,061	2,797	2.32%

Loans & Leases:
Real Estate	1,604,920	20,152	5.05%	1,557,716	18,201	4.70%
Home Equity Lines & Loans	35,697	483	5.44%	31,916	405	5.10%
Agricultural	262,230	3,339	5.12%	270,594	3,041	4.52%
Commercial	286,123	3,755	5.28%	227,983	2,563	4.52%
Consumer	5,783	66	4.59%	5,578	80	5.77%
Other	1,382	7	2.04%	1,678	10	2.40%
Leases	90,836	1,125	4.98%	79,891	948	4.77%
Total Loans & Leases	2,286,971	28,927	5.09%	2,175,356	25,248	4.67%
Total Earning Assets	2,871,232	$32,267	4.52%	2,769,875	$28,303	4.11%

Unrealized Gain on Securities Available-for-Sale	(8,660)			1,245
Allowance for Credit Losses	(50,882)			(48,690)
Cash and Due From Banks	45,430			43,129
All Other Assets	193,197			188,434
Total Assets	$3,050,317			$2,953,993

Liabilities & Shareholders’ Equity
Interest Bearing Deposits:
Interest Bearing DDA	$585,363	305	0.21%	$501,008	221	0.18%
Savings and Money Market	814,536	333	0.16%	792,839	306	0.16%
Time Deposits	471,320	891	0.76%	594,866	906	0.61%
Total Interest Bearing Deposits	1,871,219	1,529	0.33%	1,888,713	1,433	0.31%
Subordinated Debentures	10,310	131	5.11%	10,310	105	4.10%
Total Interest Bearing Liabilities	1,881,529	$1,660	0.35%	1,899,023	$1,538	0.33%
Interest Rate Spread			4.17%			3.78%
Demand Deposits (Non-Interest Bearing)	810,962			710,533
All Other Liabilities	47,971			54,135
Total Liabilities	2,740,462			2,663,691

Shareholders’ Equity	309,855			290,302
Total Liabilities & Shareholders’ Equity	$3,050,317			$2,953,993
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.12%			0.10%
Net Interest Income and Margin on Total Earning Assets		30,607	4.29%		26,765	3.89%
Tax Equivalent Adjustment		(106)			(234)
Net Interest Income		$30,501	4.27%		$26,531	3.85%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan & lease interest income includes fee income and unearned discount in the amount of $1.4 million and $1.0 million for the quarters ended June 30, 2018 and 2017, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$133,512	$1,100	1.66%	$118,863	$507	0.86%
Investment Securities:
U.S. Treasuries	79,461	547	1.38%	83,182	441	1.06%
U.S. Govt SBA	27,823	242	1.74%	34,971	250	1.43%
Government Agency & Government-Sponsored Entities	3,069	44	2.87%	3,115	44	2.83%
Obligations of States and Political Subdivisions - Non-Taxable	53,858	1,039	3.86%	57,407	1,363	4.75%
Mortgage Backed Securities	319,628	3,824	2.39%	295,602	3,390	2.29%
Other	3,010	38	2.52%	1,685	11	1.31%
Total Investment Securities	486,849	5,734	2.36%	475,962	5,499	2.31%

Loans & Leases:
Real Estate	1,576,795	39,196	5.01%	1,559,873	36,132	4.67%
Home Equity Lines & Loans	35,219	931	5.33%	31,805	787	4.99%
Agricultural	257,036	6,367	5.00%	269,158	5,932	4.44%
Commercial	277,128	7,066	5.14%	221,287	5,023	4.58%
Consumer	5,539	142	5.17%	5,452	148	5.47%
Other	1,382	15	2.19%	1,678	19	2.28%
Leases	91,028	2,254	4.99%	75,922	1,738	4.62%
Total Loans & Leases	2,244,127	55,971	5.03%	2,165,175	49,779	4.64%
Total Earning Assets	2,864,488	$62,805	4.42%	2,760,000	$55,785	4.08%

Unrealized Gain on Securities Available-for-Sale	(6,756)			447
Allowance for Credit Losses	(50,748)			(48,378)
Cash and Due From Banks	45,975			44,801
All Other Assets	190,269			186,324
Total Assets	$3,043,228			$2,943,194

Liabilities & Shareholders’ Equity
Interest Bearing Deposits:
Interest Bearing DDA	$585,270	$577	0.20%	$498,301	$402	0.16%
Savings and Money Market	819,995	663	0.16%	797,709	614	0.16%
Time Deposits	475,010	1,694	0.72%	587,440	1,693	0.58%
Total Interest Bearing Deposits	1,880,275	2,934	0.31%	1,883,450	2,709	0.29%
Federal Home Loan Bank Advances	2	-	0.00%	2	-	0.00%
Subordinated Debentures	10,310	248	4.85%	10,310	205	4.01%
Total Interest Bearing Liabilities	1,890,587	$3,182	0.34%	1,893,762	$2,914	0.31%
Interest Rate Spread			4.08%			3.77%
Demand Deposits (Non-Interest Bearing)	803,155			711,627
All Other Liabilities	43,279			50,408
Total Liabilities	2,737,021			2,655,797

Shareholders’ Equity	306,207			287,397
Total Liabilities & Shareholders’ Equity	$3,043,228			$2,943,194
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.12%			0.10%
Net Interest Income and Margin on Total Earning Assets		59,623	4.20%		52,871	3.86%
Tax Equivalent Adjustment		(216)			(474)
Net Interest Income		$59,407	4.18%		$52,397	3.83%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan & lease interest income includes fee income and unearned discount in the amount of $2.9 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(in thousands)

	Three Months Ended June 30, 2018 compared to June 30, 2017			Six Months Ended June 30, 2018 compared to June 30, 2017
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$5	$252	$257	$70	$523	$593
Investment Securities:
U.S. Treasuries	(49)	75	26	(21)	127	106
U.S. Govt SBA	(29)	23	(6)	(56)	48	(8)
Government Agency & Government-Sponsored Entities	-	-	-	(1)	1	-
Obligations of States and Political Subdivisions - Non-Taxable	(44)	(119)	(163)	(80)	(244)	(324)
Mortgage Backed Securities	85	72	157	283	151	434
Other	2	12	14	13	14	27
Total Investment Securities	(35)	63	28	138	97	235

Loans & Leases:
Real Estate	563	1,388	1,951	396	2,668	3,064
Home Equity Lines & Loans	50	28	78	88	56	144
Agricultural	(97)	395	298	(279)	714	435
Commercial	720	472	1,192	1,373	670	2,043
Consumer	2	(16)	(14)	2	(8)	(6)
Other	(1)	(2)	(3)	(3)	(1)	(4)
Leases	134	43	177	366	150	516
Total Loans & Leases	1,371	2,308	3,679	1,943	4,249	6,192
Total Earning Assets	1,341	2,623	3,964	2,151	4,869	7,020

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	41	43	84	77	98	175
Savings and Money Market	9	18	27	18	31	49
Time	(211)	196	(15)	(361)	362	1
Total Interest Bearing Deposits	(161)	257	96	(266)	491	225
Subordinated Debentures	-	26	26	-	43	43
Total Interest Bearing Liabilities	(161)	283	122	(266)	534	268
Total Change on a Tax Equivalent Basis	$1,502	$2,340	$3,842	$2,417	$4,335	$6,752

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total “net change.”  The above figures have been rounded to the nearest whole number.

Second Quarter 2018 vs. Second Quarter 2017
Net interest income for the second quarter of 2018 increased 15.0% or $4.0 million to $30.5 million. On a fully taxable equivalent basis, net interest income increased 14.4% and totaled $30.6 million for the second quarter of 2018. As more fully discussed below, the increase in net interest income was due to a $101.4 million increase in average earning assets and a 0.40% increase in the net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended June 30, 2018, the Company’s net interest margin was 4.29% compared to 3.89% for the quarter ended June 30, 2017. This increase in net interest margin was due primarily to an increase in the yield received on earning assets, offset only slightly by an increase in the rates paid on interest bearing liabilities.

Average loans & leases totaled $2.3 billion for the quarter ended June 30, 2018; an increase of $111.6 million compared to the average balance for the quarter ended June 30, 2017. Loans & leases increased from 78.5% of average earning assets at June 30, 2017 to 79.7% at June 30, 2018. The annualized yield on the Company’s loan & lease portfolio increased to 5.09% for the quarter ended June 30, 2018, compared to 4.67% for the quarter ended June 30, 2017. Overall, the positive impact on interest revenue from the increase in loan & lease balances and rising yields resulted in interest revenue from loans & leases increasing 14.6% to $28.9 million for quarter ended June 30, 2018. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

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

Average investment securities totaled $470.0 million for the quarter ended June 30, 2018; a decrease of $12.1 million compared to the average balance for the quarter ended June 30, 2017. Tax equivalent interest income on securities increased $28,000 to $2.83 million for the quarter ended June 30, 2018, compared to $2.80 million for the quarter ended June 30, 2017. The average investment portfolio yield, on a tax equivalent (TE) basis, was 2.40% for the quarter ended June 30, 2018, compared to 2.32% for the quarter ended June 30, 2017. This overall increase in yield was caused primarily by an increase in market interest rates offset by a decline in the TE yield on municipal securities due to a decrease in the federal corporate tax rate. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2018. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB currently earn interest at 1.95%. Average interest bearing deposits with banks for the quarter ended June 30, 2018, were $114.3 million, an increase of $1.8 million compared to the average balance for the quarter ended June 30, 2017. Interest income on interest bearing deposits with banks for the quarter ended June 30, 2018, increased $257,000 to $515,000 compared to the quarter ended June 30, 2017.

Average interest-bearing liabilities decreased $17.5 million or 0.92% during the second quarter of 2018. Of that decrease: (1) interest-bearing transaction deposits increased $84.4 million; (2) savings and money market deposits increased $21.7 million; (3) time deposits decreased $123.5 million (see “Financial Condition – Deposits”); and (4) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $1.5 million for the second quarter of 2018 as compared to $1.4 million for the second quarter of 2017. The average rate paid on interest-bearing deposits was 0.33% for the second quarter of 2018 compared to 0.31% for the second quarter of 2017. As a result of the increase in market interest rates over the past 24 months, the Company is beginning to experience more aggressive competitor rates on interest bearing deposits which it may need to meet in order to retain key customers.  This could place negative pressure on future deposit rates and net interest margin.

Six Months Ending June 30, 2018 vs. Six Months Ending June 30, 2017
During the first six months of 2018, net interest income increased 13.4% to $59.4 million, compared to $52.4 million at June 30, 2017. On a fully taxable equivalent basis, net interest income increased 12.8% and totaled $59.6 million at June 30, 2018, compared to $52.9 million at June 30, 2017. The increase in net interest income was due to a $104.5 million increase in average earning assets, and a .34% increase in the net interest margin.

For the six months ended June 30, 2018, the Company’s net interest margin was 4.20% compared to 3.86% for the same period in 2017. This increase in net interest margin was due primarily to an increase in the yield received on earning assets, offset only slightly by the increase in the rates paid on interest bearing liabilities.

The average balance of loans & leases increased by $79.0 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The yield on the loan & lease portfolio increased 39 basis points to 5.03% for the six months ended June 30, 2018 compared to 4.64% for the six months ended June 30, 2017. This increase in yield was enhanced by the increase in the average balance of loans resulting in interest income from loans & leases increasing 12.4% or $6.2 million for the first six months of 2018.

Average investment securities were $486.9 million for the six months ended June 30, 2018 compared to $476.0 million for the same period in 2017. The average tax equivalent yield for the six months ended June 30, 2018 was 2.36% compared to 2.31% for the six months ended June 30, 2017. This overall increase in yield was caused primarily by an increase in market interest rates offset by a decline in the TE yield on municipal securities due to a decrease in the federal corporate tax rate. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2018. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Average interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB currently earn interest at 1.95%. Average interest bearing deposits with banks for the six-months ended June 30, 2018, was $133.5 million, an increase of $14.6 million compared to the average balance for the six-months ended June 30, 2017. Interest income on interest bearing deposits with banks for the six-months ended June 30, 2018, increased $593,000 to $1.1 million compared to the six-months ended June 30, 2017.

Average interest-bearing liabilities decreased $3.2 million or 0.17% during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Of that decrease: (1) interest-bearing transaction deposits increased $87.0 million; (2) savings and money market deposits increased $22.3 million; (3) time deposits decreased $112.4 million (see “Financial Condition – Deposits”); and (4) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”). Total interest expense on interest bearing deposits was $2.9 million for the first six months of 2018 as compared to $2.7 million for the first six months of 2017. The average rate paid on interest-bearing deposits was 0.31% in the first six months of 2018 and 0.29% in the first six months of 2017.

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

Allowance for Credit Losses
The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company’s loan & lease portfolio as of the balance sheet date. The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan & lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of three primary components: specific reserves related to impaired loans & leases; general reserves for inherent losses related to loans & leases that are not impaired; and an unallocated component that takes into account the imprecision in estimating and allocating allowance balances associated with macro factors.

A loan or lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Loans & leases determined to be impaired are individually evaluated for impairment. When a loan or lease is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s or lease’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s or lease’s observable market price, or the fair value of the collateral if the loan or lease is collateral dependent. A loan or lease is collateral dependent if the repayment of the loan or lease is expected to be provided solely by the underlying collateral.

A restructuring of a loan or lease constitutes a troubled debt restructuring (“TDR”) under ASC 310-40, if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

The determination of the general reserve for loans or leases that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors that include economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan & lease portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan & lease type). These portfolio segments include: (1) commercial real estate; (2) agricultural real estate; (3) real estate construction (including land and development loans); (4) residential 1st mortgages; (5) home equity lines and loans; (6) agricultural; (7) commercial; (8) consumer & other; and (9) equipment leases. See “Financial Condition – Loans & Leases” for examples of loans & leases made by the Company. The allowance for credit losses attributable to each portfolio segment, which includes both impaired loans & leases and loans & leases that are not impaired, is combined to determine the Company’s overall allowance, which is included on the consolidated balance sheet.

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

Pass – A pass loan or lease is a strong credit with no existing or known potential weaknesses deserving of management’s close attention.

Special Mention – A special mention loan or lease has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease position at some future date. Special mention loans & leases are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A substandard loan or lease is not adequately protected by the current financial condition and paying capacity of the borrower or the value of the collateral pledged, if any. Loans or leases classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well-defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project’s failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

The general reserve component of the allowance for credit losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk; (2) historical losses; and (3) other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below:

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

Residential 1st Mortgages and Home Equity Lines and Loans – These loans are generally considered to possess a low inherent risk of loss, although this is not always true as evidenced by the weakness in residential real estate values over the past five years. The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion.  Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Consumer & Other – A consumer installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period. Most installment loans are made for consumer purchases. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

In addition, the Company’s and Bank’s regulators, including the FRB, DBO and FDIC, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has improved throughout most of the Central Valley, in many of the Company’s market segments housing prices remain below peak levels and unemployment rates remain above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of June 30, 2018, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The State of California experienced drought conditions from 2013 through most of 2016. Then, in late 2016 and early 2017 significant levels of rain and snow alleviated drought conditions in many areas of California, including those in the Company’s primary service area. In late 2017 and early 2018 rain levels exceeded 80% of seasonal averages, but snow levels were modest. Fortunately, reservoir levels are high and the availability of water this summer and fall in our primary service area should not be an issue.  However, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

The Company made a $833,000 provision for credit losses during the first half of 2018 compared to $1.3 million during the first half of 2017. Net charge-offs during the first half of 2018 were $39,000 compared to net charge-off of $105,000 in the first half of 2017. See “Overview – Looking Forward: 2018 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2017 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of June 30, 2018, was adequate.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Balance at Beginning of Period	$50,677	$48,400	$50,342	$47,919
Charge-Offs	(67)	(25)	(88)	(176)
Recoveries	27	39	50	71
	-	-
Provision	500	650	833	1,250
Balance at End of Period	$51,137	$49,064	$51,137	$49,064

The table below breaks out current quarter activity by portfolio segment (in thousands):

June 30, 2018	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2018	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Charge-Offs	-	-	-	(12)	(4)	-	(14)	(58)	-	-	(88)
Recoveries	-	-	-	6	2	13	3	26	-	-	50
Provision	(139)	1,229	(230)	55	226	(514)	250	93	37	(174)	833
Ending Balance- June 30, 2018	$10,783	$13,314	$1,616	$864	$2,548	$7,658	$9,436	$270	$3,400	$1,248	$51,137
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2018	$11,078	$12,242	$1,873	$827	$2,343	$7,868	$9,374	$239	$3,390	$1,443	$50,677
Charge-Offs	-	-	-	(12)	-	-	(14)	(41)	-	-	(67)
Recoveries	-	-	-	3	1	7	1	15	-	-	27
Provision	(295)	1,072	(257)	46	204	(217)	75	57	10	(195)	500
Ending Balance- June 30, 2018	$10,783	$13,314	$1,616	$864	$2,548	$7,658	$9,436	$270	$3,400	$1,248	$51,137

The Allowance for Credit Losses at June 30, 2018 increased $795,000 from December 31, 2017. Charge-offs and recoveries were minimal while the provision for loan losses totaled $833,000 during the first half of 2018.

•	The allowance for agricultural real estate loans increased $1.2 million due to general increases in loan balances along with a $2.0 million increase in substandard loans for this portfolio segment.
•	The allowance for agricultural loans decreased $514,000 due to a slight balance decrease in this portfolio segment along with a $1.4 million decrease in substandard loans for this portfolio segment.

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

Second Quarter 2018 vs. Second Quarter 2017
Non-interest income decreased $1.3 million or 35.5% for the three months ended June 30, 2018, compared to the same period of 2017. This decrease was primarily due to a $1.5 million decrease resulting from loss on sale of investment securities (see “Financial Condition – Investment Securities and Federal Funds Sold”), partially offset by a $119,000 increase in Debit Card and ATM Fees and $40,000 related to the Company’s portion of the income of BORV, which is accounted for on the equity method. See Note 8 for additional information.

Six Months Ending June 30, 2018 vs. Six Months Ending June 30, 2017
Non‑interest income decreased $2.0 million or 22.3% for the six months ended June 30, 2018 compared to the same period of 2017. This decrease was primarily due to: (1) a $1.5 million decrease resulting from a loss on the sale of investment securities; (2) an $875,000 decrease in the gain on sale of fixed assets due to the sale of one of our properties in the first half of the prior year (2017). This decrease was partially offset by: (1) a $225,000 increase in debit card and ATM fees; and (2) $164,000 related to the Company’s portion of the income of BORV, which is accounted for on the equity method. See Note 8 for additional information.

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

Second Quarter 2018 vs. Second Quarter 2017
Overall, non-interest expense increased $1.6 million or 9.8% for the three months ended June 30, 2018, compared to the same period in 2017. This increase was primarily comprised of: (1) a $203,000 increase in salaries and employee benefits; (2) increased legal fees of $777,000 primarily related to the acquisition of BORV and (3) a $300,000 gain on sale of ORE which occurred in the second quarter of the prior year (2017).

Six Months Ending June 30, 2018 vs. Six Months Ending June 30, 2017
Non-interest expense increased $3.1 million or 9.0% for the six months ended June 30, 2018, compared to the same period of 2017. This increase was primarily comprised of: (1) a $1.2 million increase in salaries and employee benefits primarily related to increased contributions to retirement and profit sharing plans; (2) increased legal fees of $1.0 million primarily related to the acquisition of BORV (3) increased consulting fees of $306,000 primarily related to the acquisition of BORV and (4) a $414,000 gain on sale of ORE in the second quarter of the prior year (2017).

Income Taxes
On December 22, 2017, the Tax Cuts and Jobs act was signed into law changing the Bank’s Federal corporate tax rate from 35% to 21%. The Bank’s provision for income taxes decreased 23.8% to $3.6 million for the second quarter of 2018 compared to the second quarter of 2017 primarily as a result of the Federal corporate tax rate change. The effective tax rate for the second quarter of 2018 was 25.4% compared to 36.5% for the second quarter of 2017.

The provision for income taxes decreased 23.9% to $7.0 million for the first six months of 2018. The Company’s effective tax rate for the first six months of 2018 was 25.3% compared to 36.3% for the same period in 2017.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at June 30, 2018, as compared to December 31, 2017 and to June 30, 2017. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at June 30, 2018 was $502.4 million compared to $536.1million at the end of 2017, a decrease of $33.7 million or 6.3%. At June 30, 2017, the investment portfolio totaled $518.2 million. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company currently invests most of its available funds in either shorter term U.S. Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities.  As part of the acquisition of Delta National Bancorp, the Company now owns $18.4 million of floating rate U.S. Government SBA securities.

During the second quarter of 2018, the Company sold $24.3 million of mortgage-backed securities and US Treasuries in order to reduce its interest rate risk and $7.1 million of SBA securities in order to reduce its prepayment risk.  Losses on the sale of these securities totaled $1.3 million.

The Company’s total investment portfolio currently represents 16.2% of the Company’s total assets as compared to 17.4% at December 31, 2017, and 17.2% at June 30, 2017.

As of June 30, 2018, the Company held $52.2 million of municipal investments, of which $36.5 million were bank-qualified municipal bonds, all classified as HTM. In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of June 30, 2018, ninety-nine percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately one percent ($295,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted primarily of FRB deposits. The FRB pays interest on the deposits that banks maintain in their FRB accounts (currently 1.95%), whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $55.4 million at June 30, 2018, $121.2 million at December 31, 2017 and $97.2 million at June 30, 2017.

The Company classifies its investments as HTM, trading, or AFS. Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of June 30, 2018, December 31, 2017 and June 30, 2017, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Loans & Leases
Loans & leases can be categorized by borrowing purpose and use of funds. Common examples of loans & leases made by the Company include:

Commercial and Agricultural Real Estate - These are loans secured by farmland, commercial real estate, multifamily residential properties, and other non-farm, non-residential properties generally within our market area. Commercial mortgage term loans can be made if the property is either income producing or scheduled to become income producing based upon acceptable pre-leasing, and the income will be the Bank’s primary source of repayment for the loan. Loans are made both on owner occupied and investor properties; generally do not exceed 10 years (and may have pricing adjustments on a shorter timeframe); have debt service coverage ratios of 1.00 or better with a target of greater than 1.25; and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk in the loan.

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

Overall, the Company’s loan & lease portfolio at June 30, 2018 totaled $2.3 billion, an increase of $140.4 million or 6.4% over June 30, 2017. This increase has occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek, Concord and Napa. No assurances can be made that this growth in the loan & lease portfolio will continue.

Loans & leases at June 30, 2018 increased $129.2 million from $2.2 billion at December 31, 2017.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	June 30, 2018		December 31, 2017		June 30, 2017
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$759,389	32.3%	$691,639	31.1%	$677,282	30.6%
Agricultural Real Estate	540,852	23.0%	499,231	22.5%	473,153	21.4%
Real Estate Construction	94,223	4.0%	100,206	4.5%	168,487	7.6%
Residential 1st Mortgages	261,804	11.1%	260,751	11.7%	252,653	11.4%
Home Equity Lines and Loans	37,669	1.6%	34,525	1.6%	32,174	1.5%
Agricultural	273,170	11.6%	273,582	12.3%	265,899	12.0%
Commercial	286,651	12.2%	265,703	12.0%	254,887	11.5%
Consumer & Other	7,390	0.3%	6,656	0.3%	7,533	0.3%
Leases	89,928	3.9%	88,957	4.0%	78,010	3.7%
Total Gross Loans & Leases	2,351,076	100.0%	2,221,250	100.0%	2,210,078	100.0%
Less: Unearned Income	6,628		5,955		5,996
Subtotal	2,344,448		2,215,295		2,204,082
Less: Allowance for Credit Losses	51,337		50,342		49,064
Net Loans & Leases	$2,293,111		$2,164,953		$2,155,018

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of June 30, 2018, classified loans totaled $9.5 million compared to $8.9 million at December 31, 2017 and $11.2 million at June 30, 2017.

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

Non-Accrual Loans & leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. As of June 30, 2018, non-accrual loans & leases totaled $729,000. At December 31, 2017 and June 30, 2017, non-accrual loans & leases totaled $0 and $1.4 million, respectively.

Restructured Loans & Leases - A restructuring of a loan or lease constitutes a TDR under ASC 310-40, if the Company for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR loans, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

As of June 30, 2018, restructured loans & leases on accrual totaled $6.4 million as compared to $6.3 million at December 31, 2017. Restructured loans on accrual at June 30, 2017 were $6.0 million.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate (“ORE”) or, if the collateral is personal property, the loan is classified as other assets on the Company’s financial statements.

The following table sets forth the amount of the Company’s non-performing loans & leases (defined as non-accrual loans & leases plus accruing loans & leases past due 90 days or more) and ORE as of the dates indicated.

Non-Performing Assets
(in thousands)	June 30, 2018	Dec. 31, 2017	June 30, 2017
Non-Performing Loans & Leases	$729	$0	$1,363
Other Real Estate	873	873	873
Total Non-Performing Assets	$1,602	$873	$2,236
Non-Performing Loans & Leases as a % of Total Loans & Leases	0.03%	0.00%	0.06%
Restructured Loans & Leases (Performing)	$6,365	$6,301	$5,915

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $291,000, $0, and $253,000 have been established for non-performing loans & leases at June 30, 2018, December 31, 2017 and June 30, 2017, respectively.

Foregone interest income on non-accrual loans & leases, which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $3,000 for the six months ended June 30, 2018, $0 for the year ended December 31, 2017, and $49,500 for the six months ended June 30, 2017.

The Company reported $873,000 of ORE at June 30, 2018, December 31, 2017, and June 30, 2017.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of June 30, 2018, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

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

•
The State of California experienced drought conditions from 2013 through most of 2016. Then, in late 2016 and early 2017 significant levels of rain and snow alleviated drought conditions in many areas of California, including those in the Company’s primary service area.   In late 2017 and early 2018 rain levels exceeded 80% of seasonal averages, but snow levels were modest.  Fortunately, reservoir levels are high and the availability of water this summer and fall in our primary service area should not be an issue.  However, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

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

The Company’s deposit balances at June 30, 2018 have increased $35.4 million or 1.3% compared to June 30, 2017. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; and (2) the Company’s expansion of its service area into Walnut Creek and Concord. Market interest rates have been increasing over the past 24 months, resulting in significant competitive pressures on deposit rates.  The Company remains selective in how they respond to competitor rates, which may impact future deposit growth.

Although total deposits have increased 1.3% since June 30, 2017, importantly, low cost transaction accounts have grown at a stronger pace:

•	Demand and interest-bearing transaction accounts increased $155.4 million or 12.3% since June 30, 2017.

•	Savings and money market accounts have increased $10.6 million or 1.3% since June 30, 2017.

•
Time deposit accounts have decreased $130.6 million or 21.9% since June 30, 2017, primarily due to the Company’s decision not to renew $90.0 million in high rate public funds time deposit accounts from the State of California.

The Company’s deposit balances at June 30, 2018 have decreased $26.0 million or 0.95% compared to December 31, 2017. Savings and money market deposits decreased 0.2% or $1.6 million while demand and interest-bearing transaction accounts decreased by $15.1 million or 1.1% and time deposit accounts decreased by $9.3 million or 2.0%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at June 30, 2018, December 31, 2017, or June 30, 2017. There were no Federal Funds purchased or advances from the FRB at June 30, 2018, December 31, 2017 or June 30, 2017.

As of June 30, 2018 the Company has additional borrowing capacity of $510.3 million with the Federal Home Loan Bank and $401.0 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 14 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2017 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Capital”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 5.18% as of June 30, 2018, 4.45% at December 31, 2017 and 4.12% at June 30, 2017. The average rate paid for these securities for the first half of 2018 was 4.85% and 4.01% for the first half of 2017. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $315.5 million at June 30, 2018, $299.7 million at December 31, 2017, and $291.7 million at June 30, 2017.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The implementation of Basel III requirements will increase the required capital levels that the Company and the Bank must maintain. The final rules include new minimum risk-based capital and leverage ratios, which would be phased in over time. The new minimum capital level requirements applicable to the Company and the Bank under the final rules will be: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets (“RWA”); (ii) a Tier 1 capital ratio of 6% of RWA; (iii) a total capital ratio of 8% of RWA; and (iv) a Tier 1 leverage ratio of 4% of total assets. The final rules also establish a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios, which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0% of RWA; (ii) a Tier 1 capital ratio of 8.5% of RWA; and (iii) a total capital ratio of 10.5% of RWA. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. The final rules also permit the Company’s subordinated debentures issued in 2003 to continue to be counted as Tier 1 capital.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018
Total Capital Ratio	$364,332	13.19%	$221,049	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$319,584	11.57%	$124,340	4.5%	N/A	N/A
Tier 1 Capital Ratio	$329,584	11.93%	$165,787	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$329,584	10.77%	$122,401	3.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018
Total Capital Ratio	$352,095	12.80%	$220,041	8.0%	$275,051	10.0%
Common Equity Tier 1 Capital Ratio	$317,503	11.54%	$123,773	4.5%	$178,783	6.5%
Tier 1 Capital Ratio	$317,503	11.54%	$165,031	6.0%	$220,041	8.0%
Tier 1 Leverage Ratio	$317,503	10.43%	$121,751	3.0%	$152,189	5.0%

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

There were no stock repurchases during the first half of 2018 or 2017. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

In May 2018, the Company issued 8,769 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $635.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Commitments to Extend Credit	$797,006	$735,678	$607,561
Letters of Credit	18,873	20,061	19,204
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	747	759	1,526

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $267,000 at June 30, 2018, December 31, 2017, and June 30, 2017. We do not anticipate any material losses as a result of these transactions.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at June 30, 2018 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2018, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.38% if rates increase by 200 basis points and a decrease in net interest income of 3.93% if rates decline 100 basis points. Comparatively, at December 31, 2017, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.83% if rates increase by 200 basis points and a decrease in net interest income of 4.42% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2017 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $78 million and repurchase lines of $130 million with major banks. As of June 30, 2018, the Company has additional borrowing capacity of $510.3 million with the FHLB and $401.0 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At June 30, 2018, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $294 million, which represents 9.5% of total assets.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first six months of 2018. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.” Additionally, management is aware that there are private transactions in the Company’s common stock.

In May 2018, the Company issued 8,769 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $635.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

In February 2017, the Company issued 1,375 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $590.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description

10.21	Stock Purchase Agreement dated July 2, 2018, filed on the Registrant’s Form 10-Q for the quarter ended June 30, 2018.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE XBRL	Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: August 8, 2018	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	/s/ Stephen W. Haley

Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)