Form 10-Q
period 2018-09-30
FARMERS & MERCHANTS BANCORP
filed 2018-11-09
CIK 1085913

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Number of shares of common stock of the registrant 783,721 outstanding as of October 31, 2018.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets

(in thousands except share data)
Assets	Sept. 30, 2018 (Unaudited)	December 31, 2017	Sept. 30, 2017 (Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$52,709	$65,956	$44,166
Interest Bearing Deposits with Banks	58,072	121,193	149,104
Total Cash and Cash Equivalents	110,781	187,149	193,270

Investment Securities:
Available-for-Sale	458,311	481,596	456,323
Held-to-Maturity	51,459	54,460	55,542
Total Investment Securities	509,770	536,056	511,865

Loans & Leases:	2,416,602	2,215,295	2,216,779
Less: Allowance for Credit Losses	53,067	50,342	50,744
Loans & Leases, Net	2,363,535	2,164,953	2,166,035

Premises and Equipment, Net	29,614	28,679	28,734
Bank Owned Life Insurance	60,968	59,583	59,128
Interest Receivable and Other Assets	108,794	99,032	112,743
Total Assets	$3,183,462	$3,075,452	$3,071,775

Liabilities
Deposits:
Demand	$867,552	$832,652	$767,162
Interest Bearing Transaction	602,494	601,476	564,904
Savings and Money Market	844,553	813,703	827,588
Time	462,324	475,397	549,773
Total Deposits	2,776,923	2,723,228	2,709,427

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	96,138	42,254	49,409
Total Liabilities	2,883,371	2,775,792	2,769,146

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 783,721, 812,304 and 812,304
Shares Issued and Outstanding at September 30, 2018, December 31, 2017 and September 30, 2017, Respectively	8	8	8
Additional Paid-In Capital	72,974	93,624	93,624
Retained Earnings	233,671	206,845	208,443
Accumulated Other Comprehensive (Loss) Income, Net Of Taxes	(6,562)	(817)	554
Total Shareholders' Equity	300,091	299,660	302,629
Total Liabilities and Shareholders' Equity	$3,183,462	$3,075,452	$3,071,775

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)

(in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Income
Interest and Fees on Loans & Leases	$30,959	$26,491	$86,930	$76,270
Interest on Deposits with Banks	638	648	1,737	1,155
Interest on Investment Securities:
Taxable	2,074	2,038	6,770	6,174
Exempt from Federal Tax	394	432	1,217	1,321
Total Interest Income	34,065	29,609	96,654	84,920

Interest Expense
Deposits	2,020	1,644	4,954	4,353
Subordinated Debentures	137	115	385	320
Total Interest Expense	2,157	1,759	5,339	4,673

Net Interest Income	31,908	27,850	91,315	80,247
Provision for Credit Losses	2,500	1,600	3,333	2,850
Net Interest Income After Provision for Credit Losses	29,408	26,250	87,982	77,397

Non-Interest Income
Service Charges on Deposit Accounts	915	897	2,574	2,591
Net (Loss) Gain on Sale of Investment Securities	-	-	(1,330)	131
Increase in Cash Surrender Value of Life Insurance	473	458	1,385	1,367
Debit Card and ATM Fees	1,101	990	3,213	2,877
Net Gain on Deferred Compensation Investments	715	510	1,904	1,703
Other	1,004	783	3,410	3,914
Total Non-Interest Income	4,208	3,638	11,156	12,583

Non-Interest Expense
Salaries and Employee Benefits	12,329	10,809	37,509	34,751
Net Gain on Deferred Compensation Investments	715	510	1,904	1,703
Occupancy	984	864	2,833	2,580
Equipment	1,078	957	3,119	2,970
Marketing	257	329	976	867
Legal	261	51	1,553	309
FDIC Insurance	227	233	693	694
Gain on Sale of ORE	-	-	-	(414)
Other	2,770	2,554	8,115	7,794
Total Non-Interest Expense	18,621	16,307	56,702	51,254

Income Before Income Taxes	14,995	13,581	42,436	38,726
Provision for Income Taxes	2,995	5,000	9,945	14,137
Net Income	$12,000	$8,581	$32,491	$24,589
Basic Earnings Per Common Share	$15.12	$10.59	$40.26	$30.39

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$12,000	$8,581	$32,491	$24,589

Other Comprehensive Income
Increase in Net Unrealized (Loss) Gain on Available-for-Sale Securities	(1,679)	322	(9,486)	1,106
Deferred Tax Benefit (Expense) Related to Unrealized Gains	496	(135)	2,816	(465)
Reclassification Adjustment for Realized Losses (Gains) on Available-for-Sale Securities Included in Net Income	-	-	1,330	(131)
Deferred Tax Benefit (Expense) Related to Reclassification Adjustment	-	-	(405)	55
Change in Net Unrealized (Losses) Gains on Available-for-Sale Securities, Net of Tax	(1,183)	187	(5,745)	565
Total Other Comprehensive (Loss) Income	(1,183)	187	(5,745)	565
Comprehensive Income	$10,817	$8,768	$26,746	$25,154

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity  (Unaudited)

(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Shareholders' Equity
Balance, January 1, 2017	807,329	$8	$90,671	$189,313	$(11)	$279,981
Net Income			-	24,589	-	24,589
Cash Dividends Declared on						-
Common Stock ($6.75 per share)		-	-	(5,459)	-	(5,459)
Issuance of Common Stock	4,975	-	2,953	-	-	2,953
Change in Net Unrealized Gains on Securities Available-for-Sale, Net of Tax		-	-	-	565	565
Balance, September 30, 2017	812,304	$8	$93,624	$208,443	$554	$302,629

Balance, January 1, 2018	812,304	$8	$93,624	$206,845	$(817)	$299,660
Net Income			-	32,491	-	32,491
Cash Dividends Declared on						-
Common Stock ($6.90 per share)		-	-	(5,665)	-	(5,665)
Repurchase of Common Stock	(44,503)	-	(31,152)	-	-	(31,152)
Issuance of Common Stock	15,920	-	10,502	-	-	10,502
Change in Net Unrealized Loss on Securities Available-for-Sale, Net of Tax		-	-	-	(5,745)	(5,745)
Balance, September 30, 2018	783,721	$8	$72,974	$233,671	$(6,562)	$300,091

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Operating Activities:
Net Income	$32,491	$24,589
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Credit Losses	3,333	2,850
Depreciation and Amortization	1,751	1,595
Net Amortization of Investment Security Premiums & Discounts	768	1,097
Amortization of Core Deposit Intangible	81	82
Accretion of Discount on Acquired Loans	(115)	(163)
Net Loss (Gain) on Sale of Investment Securities	1,330	(131)
Net Gain on Sale of Property & Equipment	(295)	(1,189)
Net Gain on Sale of ORE	-	(414)
Earnings from Equity Investment	(381)	-
Dividends from Equity Investment	63	-
Net Change in Operating Assets & Liabilities:
Net Decrease (Increase) in Interest Receivable and Other Assets	2,083	(2,315)
Net Increase in Interest Payable and Other Liabilities	3,441	107
Net Cash Provided by Operating Activities	44,550	26,108
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(274,440)	(208,985)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	342,208	201,001
Purchase of Investment Securities Held-to-Maturity	(3,042)	(1,070)
Proceeds from Matured or Called Securities Held-to-Maturity	5,998	3,592
Net Loans & Leases Paid, Originated or Acquired	(201,914)	(39,245)
Principal Collected on Loans & Leases Previously Charged Off	115	205
Additions to Premises and Equipment	(3,654)	(3,215)
Purchase of Other Investments	(4,053)	(12,728)
Proceeds from Sale of Property & Equipment	986	3,304
Proceeds from Sale of Other Real Estate	-	3,186
Net Cash Used in Investing Activities	(137,796)	(53,955)
Financing Activities:
Net Increase in Deposits	53,695	127,716
Common Stock Repurchases	(31,152)	-
Cash Dividends	(5,665)	(5,459)
Net Cash Provided by Financing Activities	16,878	122,257
(Decrease) Increase in Cash and Cash Equivalents	(76,368)	94,410
Cash and Cash Equivalents at Beginning of Period	187,149	98,860
Cash and Cash Equivalents at End of Period	$110,781	$193,270
Supplementary Data
Cash Payments Made for Income Taxes	$5,421	$13,142
Issuance of Common Stock	$10,502	$2,953
Interest Paid	$5,248	$4,586
Supplementary Noncash Disclosure
Security (purchases) sales settled in subsequent period	$(55,000)	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. These statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three-month and nine-month period ended September 30, 2018 may not necessarily be indicative of future operating results. Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Out of Period Adjustment
During the quarter ended September 30, 2018, while preparing 2017 tax returns, the Company identified certain items related to IRS Code Section 162(m) that were not appropriately reflected in the 2014 through 2017 Provision for Income Taxes. To reflect this change, the cumulative impact of $990,000 was recognized by reducing the Company’s Provision for Income Taxes in the third quarter of 2018.  After evaluating the quantitative and qualitative aspects of the adjustment, the Company concluded that its prior period financial statements were not materially misstated and, therefore, no restatement was required.

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

Equity Method Investment
Investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation is accounted for using the equity method of accounting pursuant to ASC 323, whereby the Company records its share of the underlying income or loss of the entity. Equity in losses of the equity method investment is not recognized after the carrying value of the investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.

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

2.	Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows
(in thousands):

September 30, 2018	Amortized Cost	Gross Unrealized		Fair/Book Value
		Gains	Losses
Government Agency & Government-Sponsored Entities	$3,045	$7	$-	$3,052
US Treasury Notes	164,671	-	463	164,208
US Govt SBA	17,144	6	177	16,973
Mortgage Backed Securities (1)	279,757	265	8,955	271,067
Other	3,011	-	-	3,011
Total	$467,628	$278	$9,595	$458,311

December 31, 2017	Amortized Cost	Gross Unrealized		Fair/Book Value
		Gains	Losses
Government Agency & Government-Sponsored Entities	$3,080	$48	$-	$3,128
US Treasury Notes	144,606	-	442	144,164
US Govt SBA	29,559	29	208	29,380
Mortgage Backed Securities (1)	302,502	939	1,527	301,914
Other	3,010	-	-	3,010
Total	$482,757	$1,016	$2,177	$481,596

September 30, 2017	Amortized Cost	Gross Unrealized		Fair/Book Value
		Gains	Losses
Government Agency & Government-Sponsored Entities	$3,091	$78	$-	$3,169
US Treasury Notes	144,657	2	249	144,410
US Govt SBA	31,732	45	86	31,691
Mortgage Backed Securities (1)	274,877	1,985	819	276,043
Other	1,010	-	-	1,010
Total	$455,367	$2,110	$1,154	$456,323

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

September 30, 2018	Book Value	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of States and Political Subdivisions	$51,459	$97	$174	$51,382
Total	$51,459	$97	$174	$51,382

December 31, 2017	Book Value	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of States and Political Subdivisions	$54,460	$776	$-	$55,236
Total	$54,460	$776	$-	$55,236

September 30, 2017	Book Value	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of States and Political Subdivisions	$55,542	$749	$-	$56,291
Total	$55,542	$749	$-	$56,291

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at September 30, 2018 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
September 30, 2018	Amortized Cost	Fair/Book Value	Book Value	Fair Value

Within one year	$156,111	$155,934	$2,085	$2,086
After one year through five years	15,601	15,319	6,730	6,733
After five years through ten years	1,566	1,563	20,230	20,210
After ten years	14,593	14,428	22,414	22,353
	187,871	187,244	51,459	51,382
Investment securities not due at a single maturity date:
Mortgage-backed securities	279,757	271,067	-	-

Total	$467,628	$458,311	$51,459	$51,382

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$84,315	$290	$24,902	$173	$109,217	$463
US Govt SBA	4,965	62	8,467	115	13,432	177
Mortgage Backed Securities	182,243	5,772	78,272	3,183	260,515	8,955
Total	$271,523	$6,124	$111,641	$3,471	$383,164	$9,595

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$15,309	$174	$-	$-	$15,309	$174
Total	$15,309	$174	$-	$-	$15,309	$174

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$94,281	$144	$49,883	$298	$144,164	$442
US Govt SBA	8,379	51	12,900	157	21,279	208
Mortgage Backed Securities	126,863	932	43,208	595	170,071	1,527
Total	$229,523	$1,127	$105,991	$1,050	$335,514	$2,177

There were no HTM investments with gross unrealized losses at December 31, 2017

	Less Than 12 Months		12 Months or More		Total
September 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$74,414	$249	$-	$-	$74,414	$249
US Govt SBA	18,669	86	-	-	18,669	86
Mortgage Backed Securities	122,887	819	-	-	122,887	819
Total	$215,970	$1,154	$-	$-	$215,970	$1,154

There were no HTM investments with gross unrealized losses at September 30, 2017

As of September 30, 2018, the Company held 431 investment securities of which 132 were in an unrealized loss position for less than twelve months. 88 securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At September 30, 2018, December 31, 2017 and September 30, 2017, no securities of government agency and government sponsored entities were in an unrealized loss position for less than 12 months or for 12 months or more.

U.S. Treasury Notes – At September 30, 2018, ten U.S. Treasury Note security investments were in an unrealized loss position for less than 12 months and one was in a loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Treasury Notes were $463,000, $442,000, and $249,000 at September 30, 2018, December 31, 2017, and September 30, 2017, respectively.  The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2018, December 31, 2017, and September 30, 2017.

U.S. Government SBA – At September 30, 2018, 27 U.S. Government SBA security investments were in an unrealized loss position for less than 12 months and 45 were in a loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Government SBA securities were $177,000, $208,000, and $86,000 at September 30, 2018, December 31, 2017, and September 30, 2017, respectively. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2018, December 31, 2017, and September 30, 2017.

Mortgage Backed Securities – At September 30, 2018, 56 mortgage backed security investments were in an unrealized loss position for less than 12 months and 42 were in a loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage backed securities were $8.9 million, $1.5 million, and $819,000 at September 30, 2018, December 31, 2017, and September 30, 2017, respectively. The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018, December 31, 2017 and September 30, 2017.

Obligations of States and Political Subdivisions - At September 30, 2018, 39 obligations of states and political subdivisions were in an unrealized loss position for less than 12 months. None were in a loss position for 12 months or more. As of September 30, 2018, over ninety-nine percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the one percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $174,000, $0 and $0 at September 30, 2018, December 31, 2017 and September 30, 2017, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Proceeds from sales and calls of securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Proceeds	$-	$-	$31,370	$7,831
Gains	-	-	8	143
Losses	-	-	1,338	12

Pledged Securities
As of September 30, 2018, securities carried at $241.8 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $214.5 million at December 31, 2017, and $201.8 million at September 30, 2017.

3.	Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

September 30, 2018	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2018	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Charge-Offs	-	-	-	(12)	(14)	-	(613)	(84)	-	-	(723)
Recoveries	-	-	-	12	4	40	19	40	-	-	115
Provision	(31)	1,422	(372)	59	284	4	1,029	142	430	366	3,333
Ending Balance- September 30, 2018	$10,891	$13,507	$1,474	$874	$2,598	$8,203	$9,632	$307	$3,793	$1,788	$53,067
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2018	$10,783	$13,314	$1,616	$864	$2,548	$7,658	$9,436	$270	$3,400	$1,248	$51,137
Charge-Offs	-	-	-	-	(10)	-	(599)	(25)	-	-	(634)
Recoveries	-	-	-	6	2	27	16	13	-	-	64
Provision	108	193	(142)	4	58	518	779	49	393	540	2,500
Ending Balance- September 30, 2018	$10,891	$13,507	$1,474	$874	$2,598	$8,203	$9,632	$307	$3,793	$1,788	$53,067
Ending Balance Individually Evaluated for Impairment	314	-	-	121	15	-	192	7	-	-	649
Ending Balance Collectively Evaluated for Impairment	10,577	13,507	1,474	753	2,583	8,203	9,440	300	3,793	1,788	52,418
Loans & Leases:
Ending Balance	$767,410	$553,608	$92,521	$263,549	$38,490	$287,821	$304,333	$7,723	$101,147	$-	$2,416,602
Ending Balance Individually Evaluated for Impairment	4,713	7,238	-	2,426	305	-	1,670	7	-	-	16,359
Ending Balance Collectively Evaluated for Impairment	$762,697	$546,370	$92,521	$261,123	$38,185	$287,821	$302,663	$7,716	$101,147	$-	$2,400,243

December 31, 2017	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2017	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Charge-Offs	(109)	-	-	(53)	(3)	(374)	-	(146)	-	-	(685)
Recoveries	109	-	-	40	8	17	8	76	-	-	258
Provision	(188)	2,635	(1,377)	(37)	179	1,135	674	79	(223)	(27)	2,850
Ending Balance- December 31, 2017	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Ending Balance Individually Evaluated for Impairment	366	-	-	73	17	-	220	8	-	-	684
Ending Balance Collectively Evaluated for Impairment	10,556	12,085	1,846	742	2,307	8,159	8,977	201	3,363	1,422	49,658
Loans & Leases:
Ending Balance	$684,961	$499,231	$100,206	$260,751	$34,525	$273,582	$265,703	$6,656	$89,680	$-	$2,215,295
Ending Balance Individually Evaluated for Impairment	4,822	-	-	2,373	340	-	1,734	10	-	-	9,279
Ending Balance Collectively Evaluated for Impairment	$680,139	$499,231	$100,206	$258,378	$34,185	$273,582	$263,969	$6,646	$89,680	$-	$2,206,016

September 30, 2017	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2017	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Charge-Offs	(109)	-	-	-	-	(7)	-	(114)	-	-	(230)
Recoveries	110	-	-	37	6	-	6	46	-	-	205
Provision	(14)	1,946	(473)	95	115	(14)	539	77	(392)	971	2,850
Ending Balance- September 30, 2017	$11,097	$11,396	$2,750	$997	$2,261	$7,360	$9,060	$209	$3,194	$2,420	$50,744
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2017	$11,242	$10,265	$2,687	$872	$2,170	$7,236	$9,544	$205	$2,952	$1,891	$49,064
Charge-Offs	-	-	-	-	-	-	-	(54)	-	-	(54)
Recoveries	99	-	-	18	1	-	2	14	-	-	134
Provision	(244)	1,131	63	107	90	124	(486)	44	242	529	1,600
Ending Balance- September 30, 2017	$11,097	$11,396	$2,750	$997	$2,261	$7,360	$9,060	$209	$3,194	$2,420	$50,744
Ending Balance Individually Evaluated for Impairment	385	-	-	61	17	69	231	5	-	-	768
Ending Balance Collectively Evaluated for Impairment	10,712	11,396	2,750	936	2,244	7,291	8,829	204	3,194	2,420	49,976
Loans & Leases:
Ending Balance	$683,037	$470,738	$162,167	$257,920	$33,350	$259,127	$257,951	$7,312	$85,177	$-	$2,216,779
Ending Balance Individually Evaluated for Impairment	4,855	-	-	1,887	369	368	1,752	7	-	-	9,238
Ending Balance Collectively Evaluated for Impairment	$678,182	$470,738	$162,167	$256,033	$32,981	$258,759	$256,199	$7,305	$85,177	$-	$2,207,541

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $2.8 million at September 30, 2018, $3.0 million at December 31, 2017 and $3.0 million at September 30, 2017, which are no longer classified as TDRs.

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

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

September 30, 2018	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$764,839	$2,571	$-	$767,410
Agricultural Real Estate	537,027	3,271	13,310	553,608
Real Estate Construction	92,521	-	-	92,521
Residential 1st Mortgages	262,946	-	603	263,549
Home Equity Lines & Loans	38,443	-	47	38,490
Agricultural	281,698	4,635	1,488	287,821
Commercial	303,507	171	655	304,333
Consumer & Other	7,552	-	171	7,723
Leases	101,147	-	-	101,147
Total	$2,389,680	$10,648	$16,274	$2,416,602

December 31, 2017	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$677,636	$6,843	$482	$684,961
Agricultural Real Estate	488,672	6,529	4,030	499,231
Real Estate Construction	90,728	9,478	-	100,206
Residential 1st Mortgages	259,795	41	915	260,751
Home Equity Lines and Loans	34,476	-	49	34,525
Agricultural	264,425	6,439	2,718	273,582
Commercial	260,565	4,610	528	265,703
Consumer & Other	6,498	-	158	6,656
Leases	87,497	2,183	-	89,680
Total	$2,170,292	$36,123	$8,880	$2,215,295

September 30, 2017	Pass	Special Mention	Substandard	Total Loans &Leases
Loans & Leases:
Commercial Real Estate	$678,083	$4,458	$496	$683,037
Agricultural Real Estate	465,427	1,281	4,030	470,738
Real Estate Construction	152,989	9,178	-	162,167
Residential 1st Mortgages	256,906	43	971	257,920
Home Equity Lines & Loans	33,297	-	53	33,350
Agricultural	250,372	5,331	3,424	259,127
Commercial	253,144	4,184	623	257,951
Consumer & Other	7,142	-	170	7,312
Leases	82,889	2,288	-	85,177
Total	$2,180,249	$26,763	$9,767	$2,216,779

There were no loans or leases outstanding at September 30, 2018, December 31, 2017, and September 30, 2017, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated
(in thousands):

September 30, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$767,410	$767,410
Agricultural Real Estate	-	-	-	-	-	553,608	553,608
Real Estate Construction	-	-	-	-	-	92,521	92,521
Residential 1st Mortgages	167	-	-	-	167	263,382	263,549
Home Equity Lines & Loans	-	-	-	-	-	38,490	38,490
Agricultural	150	-	-	-	150	287,671	287,821
Commercial	21	-	-	-	21	304,312	304,333
Consumer & Other	17	-	-		17	7,706	7,723
Leases	-	-	-		-	101,147	101,147
Total	$355	$-	$-	$-	$355	$2,416,247	$2,416,602

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$684,961	$684,961
Agricultural Real Estate	-	-	-	-	-	499,231	499,231
Real Estate Construction	-	-	-	-	-	100,206	100,206
Residential 1st Mortgages	448	-	-	-	448	260,303	260,751
Home Equity Lines and Loans	10	-	-	-	10	34,515	34,525
Agricultural	-	-	-	-	-	273,582	273,582
Commercial	180	-	-	-	180	265,523	265,703
Consumer & Other	7	-	-	-	7	6,649	6,656
Leases	-	-	-	-	-	89,680	89,680
Total	$645	$-	$-	$-	$645	$2,214,650	$2,215,295

September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$683,037	$683,037
Agricultural Real Estate	-	-	-	-	-	470,738	470,738
Real Estate Construction	-	-	-	-	-	162,167	162,167
Residential 1st Mortgages	-	-	-	-	-	257,920	257,920
Home Equity Lines & Loans	-	-	-	-	-	33,350	33,350
Agricultural	-	-	-	-	-	259,127	259,127
Commercial	-	3	-	-	3	257,948	257,951
Consumer & Other	16	-	-	4	20	7,292	7,312
Leases	-	-	-	-	-	85,177	85,177
Total	$16	$3	$-	$4	$23	$2,216,756	$2,216,779

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

September 30, 2018				Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$98	$98	$-	$99	$2	$101	$6
Agricultural Real Estate	7,239	7,238	-	3,620	6	804	6
Residential 1st Mortgages	-	-	-	-	-	553	8
	$7,337	$7,336	$-	$3,719	$8	$1,458	$20
With an allowance recorded:
Commercial Real Estate	$2,920	$2,910	$314	$2,929	$24	$2,950	$72
Residential 1st Mortgages	1,562	1,739	77	1,630	12	989	32
Home Equity Lines & Loans	75	85	4	76	1	76	3
Commercial	1,675	1,670	192	1,986	14	1,879	44
Consumer & Other	7	7	7	7	-	8	-
	$6,239	$6,411	$594	$6,628	$51	5,902	$151
Total	$13,576	$13,747	$594	$10,347	$59	$7,360	$171

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$104	$104	$-	$107	$11
Agricultural Real Estate	-	-	-	488	-
Residential 1st Mortgages	911	1,012	-	532	11
Home Equity Lines and Loans	-	-	-	16	-
Agricultural	-	-	-	30	-
	$1,015	$1,116	$-	$1,173	$22
With an allowance recorded:
Commercial Real Estate	$2,973	$2,961	$366	$2,999	$104
Residential 1st Mortgages	508	571	25	469	16
Home Equity Lines and Loans	73	89	4	74	3
Agricultural	-	-	-	409	21
Commercial	1,741	1,734	220	1,693	59
Consumer & Other	8	9	8	11	-
	$5,303	$5,364	$623	$5,655	$203
Total	$6,318	$6,480	$623	$6,828	$225

				Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$106	$107	$-	$107	$2	$121	$9
Agricultural Real Estate	-	-	-	488	-	868	-
Residential 1st Mortgages	399	456	-	403	3	415	6
Home Equity Lines & Loans	-	-	-	-	-	21	-
Agricultural	-	-	-	30	-	40	-
Commercial	-	-	-	-	-	504	-
	$505	$563	$-	$1,028	$5	$1,969	$15
With an allowance recorded:
Commercial Real Estate	$2,991	$2,977	$384	$3,000	$25	2,509	$80
Residential 1st Mortgages	519	574	26	472	3	442	12
Home Equity Lines & Loans	83	90	4	67	-	76	2
Agricultural	367	367	69	499	7	588	21
Commercial	1,760	1,752	234	1,696	14	1,624	44
Consumer & Other	4	11	4	14	-	12	-
	$5,724	$5,771	$721	$5,748	$49	5,251	$159
Total	$6,229	$6,334	$721	$6,776	$54	$7,220	$174

Total recorded investment shown in the prior table will not equal the total ending balance of loans & leases individually evaluated for impairment on the allocation of allowance table. This is because this table does not include impaired loans that were previously modified in a troubled debt restructuring, are currently performing and are no longer disclosed or classified as TDR’s.

At September 30, 2018, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.

At September 30, 2018, the Company allocated $594,000 of specific reserves to $13.6 million of troubled debt restructured loans & leases, all of which were performing. The Company had no commitments at September 30, 2018 to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the nine-month periods ending September 30, 2018, there were two loans & leases modified as a troubled debt restructuring. When a loan is restructured, the modification of the terms can include one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate were for 5 years. Modifications involving an extension of the maturity date was 10 years.

The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three and nine-month periods ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Troubled Debt Restructurings	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Agricultural Real Estate	1	$7,239	$7,239	1	$7,239	$7,239
Residential 1st Mortgages	-	-	-	1	175	163
Total	1	$7,239	$7,239	2	$7,414	$7,402

The TDRs described above had minimal impact on the allowance for credit losses for the three and nine-month periods ending September 30, 2018.

During the three and nine-months ended September 30, 2018, the twelve months ended December 31, 2017, and the three and nine-month periods ending September 30, 2017 there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

The troubled debt restructurings described above had minimal impact on the on the allowance for credit losses and resulted in charge-offs of $44,000 for the twelve months ended December 31, 2017.

At December 31, 2017, the Company allocated $623,000 of specific reserves to $6.3 million of troubled debt restructured loans, all of which were performing. The Company had no commitments at December 31, 2017 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings

During the period ending December 31, 2017, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

The TDRs described above had minimal impact on the allowance for credit losses for the three and nine-month periods ending September 30, 2017.

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

		Fair Value Measurements At September 30, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,052	$-	$3,052	$-
US Treasury Notes	164,208	164,208	-	-
US Govt SBA	16,973	-	16,973	-
Mortgage Backed Securities	271,067	-	271,067	-
Other	3,011	201	310	2,500
Total Assets Measured at Fair Value On a Recurring Basis	$458,311	$164,409	$291,402	$2,500

		Fair Value Measurements At December 31, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,128	$-	$3,128	$-
US Treasury Notes	144,164	144,164	-	-
US Govt SBA	29,380	-	29,380	-
Mortgage Backed Securities	301,914	-	301,914	-
Other	3,010	200	310	2,500
Total Assets Measured at Fair Value On a Recurring Basis	$481,596	$144,364	$334,732	$2,500

		Fair Value Measurements At September 30, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,169	$-	$3,169	$-
US Treasury Notes	144,410	144,410	-	-
US Govt SBA	31,691	-	31,691	-
Mortgage Backed Securities	276,043	-	276,043	-
Other	1,010	200	310	500
Total Assets Measured at Fair Value On a Recurring Basis	$456,323	$144,610	$311,213	$500

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the three and nine-months ended September 30, 2018 and 2017, there were no transfers in or out of Level 1, 2, or 3.

The available for sale investment security categorized as a Level 3 asset consisted of one investment in a limited liability company that purchases SBA loans.  The balances in the investment were $2.5M, $2.5M and $500,000 at September 30, 2018, December 31, 2017 and September 30, 2017, respectively. This security is not actively traded and is owned by a few investors for CRA purposes. The significant unobservable data reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average lives and credit information, among other things. There were no gains or losses or transfers in or out of level 3 during the period ended September 30, 2018, December 31, 2017, and September 30, 2017.

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

		Fair Value Measurements At September 30, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$2,596	$-	$-	$2,596
Residential 1st Mortgage	1,476	-	-	1,476
Home Equity Lines and Loans	71	-	-	71
Commercial	1,478	-	-	1,478
Total Impaired Loans	5,621	-	-	5,621
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,494	$-	$-	$6,494

		Fair Value Measurements At December 31, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$2,595	$-	$-	$2,595
Residential 1st Mortgage	997	-	-	997
Home Equity Lines and Loans	75	-	-	75
Commercial	1,514	-	-	1,514
Total Impaired Loans	5,181	-	-	5,181
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,054	$-	$-	$6,054

		Fair Value Measurements At September 30, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$2,594	$-	$-	$2,594
Residential 1st Mortgage	491	-	-	491
Home Equity Lines and Loans	78	-	-	78
Agricultural	298	-	-	298
Commercial	1,519	-	-	1,519
Total Impaired Loans	4,980	-	-	4,980
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,853	$-	$-	$5,853

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2018:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Commercial Real Estate	$2,596	Income Approach	Capitalization Rate	3.25%, 3.25%
Residential 1st Mortgage	$1,476	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% -4%, 3%
Home Equity Lines and Loans	$71	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1%
Commercial	$1,478	Income Approach	Capitalization Rate	2.95% - 8.70%, 3.40%

Other Real Estate
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

5.	Fair Value of Financial Instruments

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
September 30, 2018 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$110,781	$110,781	$-	$-	$110,781

Investment Securities Available-for-Sale	458,311	164,409	291,402	2,500	458,311

Investment Securities Held-to-Maturity	51,459	-	35,716	15,663	51,379

FHLB Stock	10,877	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance	2,363,535	-	-	2,317,185	2,317,185
Accrued Interest Receivable	14,612	-	14,612	-	14,612

Liabilities:
Deposits	2,776,923	2,314,600	457,526	-	2,772,126
Subordinated Debentures	10,310	-	7,579	-	7,579
Accrued Interest Payable	1,227	-	1,227	-	1,227

		Fair Value of Financial Instruments Using
December 31, 2017 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$187,149	$187,149	$-	$-	$187,149

Investment Securities Available-for-Sale	481,596	144,364	334,732	2,500	481,596

Investment Securities Held-to-Maturity	54,460	-	38,492	16,744	55,236

FHLB Stock	10,342	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance	2,164,953	-	-	2,137,987	2,137,987
Accrued Interest Receivable	10,999	-	10,999	-	10,999

Liabilities:
Deposits	2,723,228	2,247,831	472,671	-	2,720,502
Subordinated Debentures	10,310	-	7,428	-	7,428
Accrued Interest Payable	1,137	-	1,137	-	1,137

		Fair Value of Financial Instruments Using
September 30, 2017 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$193,270	$193,270	$-	$-	$193,270

Total Investment Securities Available-for-Sale	456,323	144,610	311,213	500	456,323

Total Investment Securities Held-to-Maturity	55,542	-	39,254	17,037	56,291

FHLB Stock	10,342	N/A	N/A	N/A	N/A
Total Loans & Leases, Net of Deferred Fees & Allowance	2,166,035	-	-	2,148,524	2,148,524
Accrued Interest Receivable	11,498	-	11,498	-	11,498

Liabilities:
Total Deposits	2,709,427	2,159,654	547,796	-	2,707,450
Subordinated Debentures	10,310	-	6,589	-	6,589
Accrued Interest Payable	939	-	939	-	939

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

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has no securities or other contracts, such as stock options, that could require the issuance of common stock. Accordingly, diluted earnings per share are not presented. The following table calculates the basic earnings per common share for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(net income in thousands)	2018	2017	2018	2017
Net Income	$12,000	$8,581	$32,491	$24,589
Weighted Average Number of Common Shares Outstanding	793,418	810,291	807,129	809,002
Basic Earnings Per Common Share Amount	$15.12	$10.59	$40.26	$30.39

7.	Shareholders’ Equity

During the nine months ended September 30, 2018, the Company issued a combined total 13,520 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. There were also 2,400 shares issued to individuals during the third quarter of 2018. All of the shares were issued at prices ranging from $635.00 to $690.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

On July 31, 2018, Farmers & Merchants Bancorp purchased 44,503 shares of the Company’s Common Stock from the estate of a former Director. The purchase price was $700.00 per share for a total consideration of Thirty One Million One Hundred Fifty-Two Thousand One Hundred Dollars ($31,152,100). After the transaction, the Company remained “well capitalized” under the regulatory framework for prompt corrective action.

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

8.	Investment In Bank of Rio Vista

Over the past year, Farmers & Merchants Bancorp acquired 1,586, or 39.65%, of the outstanding common shares of Bank of Rio Vista for $12.0 million.

On March 26, 2018, Farmers & Merchants Bancorp and Bank of Rio Vista announced that a definitive agreement had been signed by both parties for the acquisition of the remaining 40.35% of the outstanding common shares of Bank of Rio Vista. The transaction closed on October 10, 2018. See Note 10 – Subsequent Events for further information.

As a result of signing a definitive agreement with Bank of Rio Vista, Farmers & Merchants Bancorp is accounting for the 39.65% of the outstanding common shares of Bank of Rio Vista that it currently owns under the equity method of accounting, in accordance with ASC 323-10 effective first quarter 2018. During the nine months ended September 30, 2018, the Company’s recorded investment in Bank of Rio Vista increased by $381,000, based upon the earnings of Bank of Rio Vista that are attributed to the Company’s ownership.

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

Accounting Guidance Pending Adoption at September 30, 2018
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

On October 10, 2018, Farmers & Merchants Bancorp completed the acquisition of the Bank of Rio Vista. In the transaction, the shareholders of Bank of Rio Vista owning 2,414 shares, or 60.35% of the outstanding common shares, received $28.7 million in cash. Over the past year, Farmers & Merchants Bancorp acquired 1,586, or 39.65%, of the outstanding common shares of Bank of Rio Vista for $12.0 million.  As a result, the total price paid for all common shares of Bank of Rio Vista is $40.7 million.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2018. This analysis should be read in conjunction with our 2017 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Introduction

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. Banking services are provided in twenty-eight locations in the Company's service area. The service area includes Sacramento, San Joaquin, Stanislaus, Merced and Contra Costa Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock, Hilmar, Merced, Manteca, Riverbank, Walnut Creek and Concord. In January 2018, the Company opened a loan production office (“LPO”) in Napa, California which was converted to a full service branch in the third quarter of 2018.

In March 2018 the Company announced that it had entered into a definitive agreement to purchase Bank of Rio Vista (“BORV”). This transaction closed on October 10, 2018 (see Note 10 for additional information).

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

The State of California experienced drought conditions from 2013 through most of 2016. Then, in late 2016 and early 2017 significant levels of rain and snow alleviated drought conditions in many areas of California, including those in the Company’s primary service area. In late 2017 and early 2018 rain levels exceeded 80% of seasonal averages, but snow levels were modest. Fortunately, reservoir levels are high and the availability of water this fall in our primary service area should not be an issue. However, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

For the three and nine months ended September 30, 2018, Farmers & Merchants Bancorp reported net income of $12,000,000 and $32,491,000, earnings per share of $15.12 and $40.26 and return on average assets of 1.55% and 1.41%, respectively. Return on average shareholders’ equity was 15.97% and 14.24% for the three and nine months ended September 30, 2018.

For the three and nine months ended September 30, 2017, Farmers & Merchants Bancorp reported net income of $8,581,000 and $24,589,000, earnings per share of $10.59 and $30.39 and return on average assets of 1.13% and 1.10%, respectively. Return on average shareholders’ equity was 11.54% and 11.28% for the three and nine months ended September 30, 2017.

The following is a summary of the financial results for the nine-month period ended September 30, 2018 compared to September 30, 2017.

•	Net income increased 32.1% to $32.5 million from $24.6 million.
•	Earnings per share increased 32.5% to $40.26 from $30.39.
•	Total assets increased 3.6% to $3.2 billion from $3.1 billion.
•	Total loans & leases increased 9.0% to $2.4 billion from $2.2 billion.
•	Total deposits increased 2.5% to $2.8 billion from $2.7 billion.

The primary reasons for the Company’s $3.7 million or 9.6% increase in pre-tax income in the first nine months of 2018 as compared to the same period of 2017 were:

•	A $11.4 million increase in net interest income related to the growth in earning assets and the improvement in the net interest margin.

This positive impact was partially offset by:

•	A $1.5 million increase in the net loss on the sale of investment securities.
•	A $2.8 million increase in salaries and employee benefits.
•	A $1.6 million increase in legal and other expenses primarily related to the acquisition of the Bank of Rio Vista.
•	A $900,000 decrease in the gain on sale of fixed assets due to the sale of one of our properties in the first half of the prior year (2017).
•	A $414,000 increase in non-interest expense related to a non-recurring gain on sale of ORE in the prior year (2017) and was recorded as a reduction to non-interest expense.
•	A $483,000 increase in the provision for credit losses.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and nine-month periods ended September 30, 2018 and 2017.

The average yields on earning assets and average rates paid on interest-bearing liabilities have been computed on an annualized basis for purposes of comparability with full year data. Average balance amounts for assets and liabilities are the computed average of daily balances.

Net interest income is the amount by which the interest and fees on loans & leases and other interest earning assets exceed the interest paid on interest bearing sources of funds. For the purpose of analysis, the interest earned on tax-exempt investments and municipal loans is adjusted to an amount comparable to interest subject to normal income taxes. This adjustment is referred to as “taxable equivalent” adjustment and is noted wherever applicable. The presentation of net interest income and net interest margin on a tax equivalent basis is a common practice within the banking industry.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

		Three Months Ended Sept 30, 2018			Three Months Ended Sept 30, 2017
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$127,570	$638	1.98%	$189,647	$648	1.36%
Investment Securities:
U.S. Treasuries	49,530	181	1.46%	80,985	224	1.11%
U.S. Govt SBA	18,136	97	2.14%	32,458	162	2.00%
Government Agency & Government-Sponsored Entities	3,052	22	2.88%	3,098	22	2.84%
Obligations of States and Political Subdivisions - Non-Taxable	51,667	497	3.85%	56,036	663	4.73%
Mortgage Backed Securities	287,599	1,754	2.44%	282,477	1,623	2.30%
Other	3,011	21	2.79%	1,010	6	2.38%
Total Investment Securities	412,995	2,572	2.49%	456,064	2,700	2.37%

Loans & Leases:
Real Estate	1,666,801	21,416	5.10%	1,565,218	18,889	4.79%
Home Equity Lines & Loans	38,193	533	5.54%	32,705	430	5.22%
Agricultural	283,078	3,760	5.27%	260,398	3,083	4.70%
Commercial	290,588	3,867	5.28%	258,574	3,041	4.67%
Consumer	6,298	98	6.17%	5,872	73	4.93%
Other	1,382	8	2.30%	1,678	9	2.13%
Leases	98,316	1,277	5.15%	80,629	966	4.75%
Total Loans & Leases	2,384,656	30,959	5.15%	2,205,074	26,491	4.77%
Total Earning Assets	2,925,221	$34,169	4.63%	2,850,785	$29,839	4.15%

Unrealized (Loss) Gain on Securities Available-for-Sale	(7,668)			1,334
Allowance for Credit Losses	(51,831)			(49,889)
Cash and Due From Banks	47,381			45,084
All Other Assets	191,562			198,054
Total Assets	$3,104,665			$3,045,368

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$619,697	$509	0.33%	$553,394	$321	0.23%
Savings and Money Market	830,680	467	0.22%	812,749	340	0.17%
Time Deposits	467,443	1,044	0.89%	579,527	982	0.67%
Total Interest Bearing Deposits	1,917,820	2,020	0.42%	1,945,670	1,643	0.34%
Federal Home Loan Bank Advances	46	-	0.00%	0	0	0.00%
Subordinated Debentures	10,310	137	5.27%	10,310	115	4.43%
Total Interest Bearing Liabilities	1,928,176	$2,157	0.44%	1,955,980	$1,758	0.36%
Interest Rate Spread			4.19%			3.80%
Demand Deposits (Non-Interest Bearing)	832,752			741,839
All Other Liabilities	43,239			50,210
Total Liabilities	2,804,167			2,748,029

Shareholders' Equity	300,498			297,339
Total Liabilities & Shareholders' Equity	$3,104,665			$3,045,368
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.15%			0.11%
Net Interest Income and Margin on Total Earning Assets		32,012	4.34%		28,081	3.91%
Tax Equivalent Adjustment		(104)			(231)
Net Interest Income		$31,908	4.33%		$27,850	3.88%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $1.3 million and $1.4 million for the quarters ended September 30, 2018 and 2017, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

		Nine Months Ended Sept. 30, 2018			Nine Months Ended Sept. 30, 2017
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$131,509	$1,737	1.77%	$142,717	$1,155	1.08%
Investment Securities:
U.S. Treasuries	69,374	728	1.40%	82,441	665	1.08%
U.S. Govt SBA	24,559	339	1.84%	34,125	412	1.61%
Government Agency & Government-Sponsored Entities	3,063	66	2.87%	3,109	66	2.83%
Obligations of States and Political Subdivisions - Non-Taxable	53,120	1,536	3.86%	56,945	2,026	4.74%
Mortgage Backed Securities	308,835	5,578	2.41%	291,179	5,013	2.30%
Other	3,010	60	2.66%	1,010	17	2.24%
Total Investment Securities	461,961	8,307	2.40%	468,809	8,199	2.33%

Loans & Leases:
Real Estate	1,607,127	60,612	5.04%	1,561,675	55,021	4.71%
Home Equity Lines & Loans	36,221	1,464	5.40%	32,109	1,217	5.07%
Agricultural	265,812	10,127	5.09%	266,205	9,015	4.53%
Commercial	281,664	10,933	5.19%	233,853	8,064	4.61%
Consumer	5,795	240	5.54%	5,592	221	5.28%
Other	1,382	23	2.23%	1,679	28	2.23%
Leases	93,484	3,531	5.05%	77,508	2,704	4.66%
Total Loans & Leases	2,291,485	86,930	5.07%	2,178,621	76,270	4.68%
Total Earning Assets	2,884,955	$96,974	4.49%	2,790,147	$85,624	4.10%

Unrealized Gain on Securities Available-for-Sale	(7,064)			746
Allowance for Credit Losses	(51,113)			(48,887)
Cash and Due From Banks	46,448			44,896
All Other Assets	190,733			190,732
Total Assets	$3,063,959			$2,977,634

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$596,872	$1,086	0.24%	$516,867	$723	0.19%
Savings and Money Market	823,595	1,130	0.18%	802,778	954	0.16%
Time Deposits	472,460	2,738	0.77%	584,773	2,675	0.61%
Total Interest Bearing Deposits	1,892,927	4,954	0.35%	1,904,418	4,352	0.31%
Federal Home Loan Bank Advances	16	-	0.00%	1	-	0.00%
Subordinated Debentures	10,310	385	4.99%	10,310	320	4.15%
Total Interest Bearing Liabilities	1,903,253	$5,339	0.38%	1,914,729	$4,672	0.33%
Interest Rate Spread			4.12%			3.78%
Demand Deposits (Non-Interest Bearing)	813,129			721,808
All Other Liabilities	43,352			50,394
Total Liabilities	2,759,734			2,686,931

Shareholders' Equity	304,225			290,703
Total Liabilities & Shareholders' Equity	$3,063,959			$2,977,634
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.13%			0.10%
Net Interest Income and Margin on Total Earning Assets		91,635	4.25%		80,952	3.88%
Tax Equivalent Adjustment		(320)			(705)
Net Interest Income		$91,315	4.23%		$80,247	3.85%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $4.2 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue

(in thousands)	Three Months Ended Sept. 30, 2018 compared to Sept. 30, 2017			Nine Months Ended Sept. 30, 2018 compared to Sept. 30, 2017
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$(250)	$239	$(11)	(97)	679	$582
Investment Securities:
U.S. Treasuries	(102)	59	(43)	(116)	179	63
U.S. Govt SBA	(76)	11	(65)	(126)	53	(73)
Government Agency & Government-Sponsored Entities	-	-	-	(1)	1	-
Obligations of States and Political Subdivisions - Non-Taxable	(49)	(116)	(165)	(130)	(359)	(489)
Mortgage Backed Securities	29	102	131	312	253	565
Other	14	2	16	39	4	43
Total Investment Securities	(184)	58	(126)	(22)	131	109

Loans & Leases:
Real Estate	1,265	1,262	2,527	1,635	3,956	5,591
Home Equity Lines & Loans	76	27	103	163	85	247
Agricultural	282	395	677	(13)	1,125	1,112
Commercial	400	426	826	1,777	1,092	2,869
Consumer	5	20	25	8	11	19
Other	(2)	1	(1)	(5)	-	(5)
Leases	225	85	310	591	235	826
Total Loans & Leases	2,251	2,216	4,467	4,156	6,504	10,659
Total Earning Assets	1,817	2,513	4,330	4,037	7,314	11,350

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	42	146	188	123	240	363
Savings and Money Market	8	119	127	25	151	176
Time	(211)	273	62	(573)	636	63
Total Interest Bearing Deposits	(161)	538	377	(425)	1,027	602
Subordinated Debentures	-	22	22	-	65	65
Total Interest Bearing Liabilities	(161)	560	399	(425)	1,092	667
Total Change on a Tax Equivalent Basis	$1,978	$1,953	$3,931	$4,462	$6,222	$10,683

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Third Quarter 2018 vs. Third Quarter 2017
Net interest income for the third quarter of 2018 increased 14.6% or $4.1 million to $31.9 million. On a fully taxable equivalent basis, net interest income increased 14.0% and totaled $32 million for the third quarter of 2018. As more fully discussed below, the increase in net interest income was due primarily to a $74.4 million increase in average earning assets, and a 43 basis point increase in the net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended September 30, 2018, the Company’s net interest margin was 4.34% compared to 3.91% for the quarter ended September 30, 2017. This increase in net interest margin was due primarily to an increase in the yield received on earning assets, offset somewhat by an increase in the rates paid on interest bearing liabilities.

Average loans & leases totaled $2.4 billion for the quarter ended September 30, 2018; an increase of $179.6 million compared to the average balance for the quarter ended September 30, 2017. Loans & leases increased from 77.4% of average earning assets at September 30, 2017 to 81.5% at September 30, 2018. The annualized yield on the Company’s loan & lease portfolio increased to 5.15% for the quarter ended September 30, 2018, compared to 4.77% for the quarter ended September 30, 2017. Overall, the positive impact on interest revenue from the increase in loan & lease balances and rising yields resulted in interest revenue from loans & leases increasing 16.9% to $31 million for quarter ended September 30, 2018. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

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

Average investment securities totaled $413.0 million for the quarter ended September 30, 2018; a decrease of $43.1 million compared to the average balance for the quarter ended September 30, 2017. Tax equivalent interest income on securities decreased $126,000 to $2.6 million for the quarter ended September 30, 2018, compared to $2.7 million for the quarter ended September 30, 2017. The average investment portfolio yield, on a tax equivalent basis, was 2.49% for the quarter ended September 30, 2018, compared to 2.37% for the quarter ended September 30, 2017. This overall increase in yield was caused primarily by an increase in market interest rates offset by a decline in the TE yield on municipal securities due to a decrease in the federal corporate tax rate. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2018. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB currently earn interest at 2.20%. Average interest bearing deposits with banks for the quarter ended September 30, 2018, were $127.6 million, a decrease of $62.1 million compared to the average balance for the quarter ended September 30, 2017. Interest income on interest bearing deposits with banks for the quarter ended September 30, 2018, decreased $11,000 to $637,000 compared to the quarter ended September 30, 2017.

Average interest-bearing liabilities decreased $27.8 million or 1.4% during the third quarter of 2018. Of that decrease: (1) interest-bearing transaction deposits increased $66.3 million; (2) savings and money market deposits increased $17.9 million; (3) time deposits decreased $112.1 million (see “Financial Condition – Deposits”); (4) Federal Home Loan Bank (“FHLB”) Advances increased $46,000 (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $2.0 million for the third quarter of 2018 as compared to $1.6 million for the third quarter of 2017. The average rate paid on interest-bearing deposits was 0.42% for the third quarter of 2018 compared to 0.34% for the third quarter of 2017. As a result of the increase in market interest rates over the past 27 months, the Company is beginning to experience more aggressive competitor rates on interest bearing deposits which it may need to meet in order to retain key customers.  This could place negative pressure on future deposit rates and net interest margin.

Nine Months Ending September 30, 2018 vs. Nine Months Ending September 30, 2017
During the first nine months of 2018, net interest income increased 13.8% to $91.3 million, compared to $80.2 million at September 30, 2017. On a fully taxable equivalent basis, net interest income increased 13.2% and totaled $91.6 million at September 30, 2018, compared to $81.0 million at September 30, 2017. The increase in net interest income was due primarily to a $94.8 million increase in average earning assets, and a 37 basis point increase in the net interest margin.

For the nine months ended September 30, 2018, the Company’s net interest margin was 4.25% compared to 3.88% for the same period in 2017. This increase in net interest margin was due primarily to an increase in the yield received on earning assets, offset somewhat by an increase in the rates paid on interest bearing liabilities.

The average balance of loans & leases increased by $112.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The yield on the loan & lease portfolio increased 39 basis points to 5.07% for the nine months ended September 30, 2018 compared to 4.68% for the nine months ended September 30, 2017. This increase in yield was enhanced by the increase in the average balance of loans resulting in interest income from loans & leases increasing 14.0% or $10.7 million for the first nine months of 2018.

Average investment securities were $462 million for the nine months ended September 30, 2018 compared to $468.8 million for the same period in 2017. The average tax equivalent yield for the nine months ended September 30, 2018 was 2.40% compared to 2.33% for the nine months ended September 30, 2017. This overall increase in yield was caused primarily by an increase in market interest rates offset by a decline in the TE yield on municipal securities due to a decrease in the federal corporate tax rate. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2018. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statement of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Average interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB currently earn interest at 2.20%. Average interest bearing deposits with banks for the nine-months ended September 30, 2018, was $131.5 million, a decrease of $11.2 million compared to the average balance for the nine-months ended September 30, 2017. Interest income on interest bearing deposits with banks for the nine-months ended September 30, 2018, increased $582,000 to $1.7 million compared to the nine-months ended September 30, 2017.

Average interest-bearing liabilities decreased $11.5 million or 0.60% during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Of that decrease: (1) interest-bearing transaction deposits increased $80.0 million; (2) savings and money market deposits increased $20.8 million; (3) time deposits decreased $112.3 million (see “Financial Condition – Deposits”); and (4) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $5.0 million for the first nine months of 2018 as compared to $4.4 million for the first nine months of 2017. The average rate paid on interest-bearing deposits was 0.35% in the first nine months of 2018 and 0.31% in the first nine months of 2017.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has improved throughout most of the Central Valley, in many of the Company’s market segments housing prices remain below peak levels and unemployment rates remain above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of September 30, 2018, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The State of California experienced drought conditions from 2013 through most of 2016. Then, in late 2016 and early 2017 significant levels of rain and snow alleviated drought conditions in many areas of California, including those in the Company’s primary service area. In late 2017 and early 2018 rain levels exceeded 80% of seasonal averages, but snow levels were modest. Fortunately, reservoir levels are high and the availability of water this fall in our primary service area should not be an issue.  However, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

The Company made a $3.3 million provision for credit losses during the first nine months of 2018 compared to $2.9 million for the same period in 2017. Net charge-offs during the first nine months of 2018 were $608,000 compared to net charge-offs of $25,000 in the first nine months of 2017. See “Overview – Looking Forward: 2018 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2017 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of September 30, 2018, was adequate.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Balance at Beginning of Period	$51,137	$49,064	$50,342	$47,919
Charge-Offs	(634)	(54)	(723)	(230)
Recoveries	64	134	115	205
Provision	2,500	1,600	3,333	2,850
Balance at End of Period	$53,067	$50,744	$53,067	$50,744

The table below breaks out current quarter activity by portfolio segment (in thousands):

September 30, 2018	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2018	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Charge-Offs	-	-	-	(12)	(14)	-	(613)	(84)	-	-	(723)
Recoveries	-	-	-	12	4	40	19	40	-	-	115
Provision	(31)	1,422	(372)	59	284	4	1,029	142	430	366	3,333
Ending Balance- September 30, 2018	$10,891	$13,507	$1,474	$874	$2,598	$8,203	$9,632	$307	$3,793	$1,788	$53,067
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2018	$10,783	$13,314	$1,616	$864	$2,548	$7,658	$9,436	$270	$3,400	$1,248	$51,137
Charge-Offs	-	-	-	-	(10)	-	(599)	(25)	-	-	(634)
Recoveries	-	-	-	6	2	27	16	13	-	-	64
Provision	108	193	(142)	4	58	518	779	49	393	540	2,500
Ending Balance- September 30, 2018	$10,891	$13,507	$1,474	$874	$2,598	$8,203	$9,632	$307	$3,793	$1,788	$53,067

The Allowance for Credit Losses at September 30, 2018 increased $2.7 million from December 31, 2017. The allowance allocated to the following portfolio segments changed materially during the first nine months of 2018:

•
The allowance for agricultural real estate loans increased $1.4 million due to balance increases in this portfolio segment, along with a $9.3 million increase in substandard loans related primarily to one borrower.

•	The allowance for commercial loans increased $1.0 million primarily due to balance increases in this portfolio segment.

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

Third Quarter 2018 vs. Third Quarter 2017
Non-interest income increased $570,000 or 15.7% for the three months ended September 30, 2018, compared to the same period of 2017. This increase was due to a $205,000 increase in the net gain on deferred compensation investments, and $217,000 related to the Company’s portion of the income of BORV, which is accounted for on the equity method. See Note 8 for additional information.

Nine Months Ending September 30, 2018 vs. Nine Months Ending September 30, 2017
Non‑interest income decreased $1.4 million or 11.3% for the nine months ended September 30, 2018 compared to the same period of 2017. This decrease was primarily due to a $1.5 million decrease resulting from a loss on the sale of investment securities. This decrease was partially offset by a $201,000 increase in the net gain on deferred compensation investments and increased debit card and ATM fees.

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

Third Quarter 2018 vs. Third Quarter 2017
Overall, non-interest expense increased $2.3 million or 14.2% for the three months ended September 30, 2018, compared to the same period in 2017. This increase was primarily comprised of: (1) a $1.5 million increase in salaries and employee benefits; (2) a $241,000 increase in occupancy and equipment; (3) a $210,000 increase in legal expense primarily related to the acquisition of BORV; and (4) a $190,000 write-off of capitalized development costs for a branch construction project that has been postponed.

Nine Months Ending September 30, 2018 vs. Nine Months Ending September 30, 2017
Non-interest expense increased $5.4 million or 10.6% for the nine months ended September 30, 2018, compared to the same period of 2017. This increase was primarily comprised of: (1) a $2.8 million increase in salaries and employee benefits; (2) a $1.6 million increase in legal and other expenses primarily related to the acquisition of BORV; and (3) a $414,000 increase in non-interest expense related to a non-recurring gain on sale of ORE in the prior year (2017) that was recorded as a reduction to non-interest expense.

Income Taxes
On December 22, 2017, the Tax Cuts and Jobs act was signed into law changing the Bank’s Federal corporate tax rate from 35% to 21%. The Bank’s provision for income taxes decreased 40.1% to $3.0 million for the third quarter of 2018 compared to the third quarter of 2017 primarily as a result of: (1) the Federal corporate tax rate change and (2) as a result of tax planning, the Company has amended and plans to amend tax returns in open tax years resulting in a reduction of $990,000 in the company’s tax provision this quarter. See “Note 1. Significant Accounting Policies - Out of Period Adjustment.” The effective tax rate for the third quarter of 2018 was 20.0% compared to 36.8% for the third quarter of 2017.

The provision for income taxes decreased 29.7% to $9.9 million for the first nine months of 2018. The Company’s effective tax rate for the first nine months of 2018 was 23.4% compared to 36.5% for the same period in 2017.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at September 30, 2018, as compared to December 31, 2017 and to September 30, 2017. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at September 30, 2018 was $509.8 million compared to $536.1 million at the end of 2017, a decrease of $26.3 million or 4.9%. At September 30, 2017, the investment portfolio totaled $511.9 million. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company currently invests most of its available funds in either shorter term U.S. Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company's total investment portfolio currently represents 16.0% of the Company’s total assets as compared to 17.4% at December 31, 2017, and 16.7% at September 30, 2017.

As of September 30, 2018, the Company held $51.5 million of municipal investments, of which $35.8 million were bank-qualified municipal bonds, all classified as HTM. In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of September 30, 2018, ninety-nine percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately one percent ($295,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted primarily of FRB deposits. The FRB pays interest on the deposits that banks maintain in their FRB accounts (currently 2.20%), whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $58.1 million at September 30, 2018, $121.2 million at December 31, 2017 and $149.1 million at September 30, 2017.

The Company classifies its investments as HTM, trading, or AFS. Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, 2018, December 31, 2017 and September 30, 2017, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Overall, the Company's loan & lease portfolio at September 30, 2018 totaled $2.4 billion, an increase of $199.8 million or 9.0% over September 30, 2017. This increase has occurred as a result of: (1) the Company’s intensified business development efforts directed toward credit-qualified borrowers; (2) entry into the equipment leasing business; and (3) expansion of our service area into Walnut Creek, Concord and Napa.  No assurances can be made that this growth in the loan & lease portfolio will continue.

Loans & leases at September 30, 2018 increased $201.3 million from $2.2 billion at December 31, 2017.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	September 30, 2018		December 31, 2017		September 30, 2017
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$774,837	31.9%	$691,639	31.1%	$689,732	31.0%
Agricultural Real Estate	553,608	22.8%	499,231	22.5%	470,738	21.2%
Real Estate Construction	92,521	3.8%	100,206	4.5%	162,167	7.3%
Residential 1st Mortgages	263,549	10.9%	260,751	11.7%	257,920	11.6%
Home Equity Lines and Loans	38,490	1.6%	34,525	1.6%	33,350	1.5%
Agricultural	287,821	11.9%	273,582	12.3%	259,127	11.7%
Commercial	304,333	12.6%	265,703	12.0%	257,951	11.6%
Consumer & Other	7,723	0.3%	6,656	0.3%	7,312	0.3%
Leases	101,081	4.2%	88,957	4.0%	84,485	3.8%
Total Gross Loans & Leases	2,423,963	100.0%	2,221,250	100.0%	2,222,782	100.0%
Less: Unearned Income	7,361		5,955		6,003
Subtotal	2,416,602		2,215,295		2,216,779
Less: Allowance for Credit Losses	53,067		50,342		50,744
Net Loans & Leases	$2,363,535		$2,164,953		$2,166,035

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of September 30, 2018, classified loans totaled $16.3 million compared to $8.9 million at December 31, 2017 and $9.8 million at September 30, 2017.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. At September 30, 2018 and December 31, 2017, non-accrual loans & leases totaled $0. At September 30, 2017, non-accrual loans & leases totaled $4,000.

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

As of September 30, 2018, restructured loans & leases on accrual totaled $13.6 million as compared to $6.3 million at December 31, 2017. Restructured loans on accrual at September 30, 2017 were $6.2 million.

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

Non-Performing Assets

(in thousands)	September 30, 2018	Dec. 31, 2017	September 30, 2017
Non-Performing Loans & Leases	$0	$0	$4
Other Real Estate	873	873	873
Total Non-Performing Assets	$873	$873	$877

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.00%	0.00%	0.00%
Restructured Loans & Leases (Performing)	$13,551	$6,301	$6,202

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $0, $0, and $4,000 have been established for non-performing loans & leases at September 30, 2018, December 31, 2017 and September 30, 2017, respectively.

Foregone interest income on non-accrual loans & leases, which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $0 for the nine months ended September 30, 2018, $0 for the year ended December 31, 2017, and $483 for the nine months ended September 30, 2017.

The Company reported $873,000 of ORE at September 30, 2018, December 31, 2017, September 30, 2017.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of September 30, 2018, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

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

•
The State of California experienced drought conditions from 2013 through most of 2016. Then, in late 2016 and early 2017 significant levels of rain and snow alleviated drought conditions in many areas of California, including those in the Company’s primary service area.   In late 2017 and early 2018 rain levels exceeded 80% of seasonal averages, but snow levels were modest. Fortunately, reservoir levels are high and the availability of water this fall in our primary service area should not be an issue. However, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

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

The Company's deposit balances at September 30, 2018 have increased $67.5 million or 2.5% compared to September 30, 2017. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; (2) the Company’s expansion of its service area into Walnut Creek and Concord.  Market interest rates have been increasing over the past 24 months, resulting in significant competitive pressures on deposit rates.  The Company remains selective in how they respond to competitor rates, which may impact future deposit growth

Although total deposits have increased 2.5% since September 30, 2017, importantly, low cost transaction accounts have grown at a strong pace:

•	Demand and interest-bearing transaction accounts increased $138.0 million or 10.36% since September 30, 2017.

•	Savings and money market accounts have increased $17.0 million or 2.0% since September 30, 2017.

•
Time deposit accounts have decreased $87.4 million or 15.9% since September 30, 2017, primarily due to the Company’s decision not to renew $55.0 million in high rate public funds time deposit accounts from the State of California.

The Company's deposit balances at September 30, 2018 have increased $53.7 million or 2.0% compared to December 31, 2017. Savings and money market deposits increased 3.8% or $30.9 million while demand and interest-bearing transaction accounts increased by $35.9 million or 2.5% and time deposit accounts decreased by $13.1 million or 2.7%. Deposit trends in the first nine months of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at September 30, 2018, December 31, 2017, or September 30, 2017. There were no Federal Funds purchased or advances from the FRB at September 30, 2018, December 31, 2017 or September 30, 2017.

As of September 30, 2018, the Company has additional borrowing capacity of $537.6 million with the Federal Home Loan Bank and $433.5 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 14 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2017 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Capital”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 5.18% as of September 30, 2018, 4.45% at December 31, 2017 and 4.17% at September 30, 2017. The average rate paid for these securities for the first nine months of 2018 was 4.99% and 4.15% for the first nine months of 2017. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $300.1 million at September 30, 2018, $299.7 million at December 31, 2017, and $302.6 million at September 30, 2017.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018
Total Capital Ratio	$351,093	12.37%	$227,048	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$305,397	10.76%	$127,714	4.5%	N/A	N/A
Tier 1 Capital Ratio	$315,397	11.11%	$170,286	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$315,397	10.12%	$124,718	3.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018
Total Capital Ratio	$338,695	11.99%	$226,049	8.0%	$282,562	10.0%
Common Equity Tier 1 Capital Ratio	$303,153	10.73%	$127,153	4.5%	$183,665	6.5%
Tier 1 Capital Ratio	$303,153	10.73%	$169,537	6.0%	$226,049	8.0%
Tier 1 Leverage Ratio	$303,153	9.78%	$123,985	3.0%	$154,982	5.0%

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

In 1998, the Board approved the Company’s first common stock repurchase program. This program has been extended and expanded several times since then, and most recently, on November 6, 2018, the Board of Directors approved an extension of the $20 million stock repurchase program over the three-year period ending December 31, 2021. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2017 Annual Report on Form 10-K for additional information.

There were no stock repurchases in 2017 and in the third quarter of 2018 the Company repurchased $31.2 million of shares. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

During the second and third quarters of 2018, the Company issued a combined total 13,520 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. There were also 2,400 shares issued to individuals during the third quarter of 2018. All of the shares were issued at prices ranging from $635.00 to $690.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Commitments to Extend Credit	$789,169	$735,678	$700,747
Letters of Credit	20,176	20,061	19,225
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	-	759	1,479

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $267,000 at September 30, 2018, December 31, 2017, and September 30, 2017. We do not anticipate any material losses as a result of these transactions.

Other Matter

During the 3rd quarter of 2018, Moss Adams, the Company’s independent registered public accounting firm, identified that the concurring review partner who performed the initial engagement quality review on the March and June 2018 Interim Financial Statements had completed five consecutive years of service, and therefore, was not eligible to serve in this role.

Upon identification of the matter, the lead audit partner advised the Company’s Executive Vice President & Chief Financial Officer and Audit Committee Chairman of the independence violation and Moss Adams’ plans for reperforming the engagement quality review.

On October 1, 2018, another Moss Adams audit partner commenced the reperformance of the engagement quality reviews of the March and June 2018 Interim Financial Statements in accordance with AS 1220. The results of the review reaffirmed the original conclusions reached.

On October 9, 2018, the Company’s Audit Committee held a meeting and discussed the independence violation.  The Committee’s conclusions were that: (i) notwithstanding the circumstances, they believed Moss Adams maintained appropriate objectivity and impartiality in performance of the reviews; (ii) a reasonable investor would conclude that the independence violation did not impair Moss Adams’ ability to be objective and exercise impartial judgment in connection with its reviews of the 2018 Interim Financial Statements; and (iii) a reasonable investor would conclude that Moss Adams continuing to serve as auditor of the Company is appropriate.

Accordingly, the Company will continue to engage Moss Adams to perform its 2018 independent audit.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2018, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.72% if rates increase by 200 basis points and a decrease in net interest income of 6.52% if rates decline 200 basis points. Comparatively, at December 31, 2017, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.83% if rates increase by 200 basis points and a decrease in net interest income of 4.42% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2017 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $78 million and repurchase lines of $130 million with major banks. As of September 30, 2018, the Company has additional borrowing capacity of $537.6 million with the FHLB and $433.5 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At September 30, 2018, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $247 million, which represents 7.75% of total assets.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were 44,503 shares repurchased by Farmers & Merchants Bancorp during the first nine months of 2018.

The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.” Additionally, management is aware that there are private transactions in the Company’s common stock.

During the nine months ended September 30, 2018, the Company issued a combined total 13,520 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. There were also 2,400 shares issued to individuals during the third quarter of 2018. All of the shares were issued at prices ranging from $635.00 to $690.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

FARMERS & MERCHANTS BANCORP

Date: November 8, 2018	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	/s/ Stephen W. Haley

Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)