Form 10-K
period 2018-12-31
FARMERS & MERCHANTS BANCORP
filed 2019-03-15
CIK 1085913

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2018 (based on the last reported trade on June 30, 2018) was $584,604,000.

The number of shares of Common Stock outstanding as of February 28, 2019: 783,721

Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

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

Such factors include, but are not limited to,  the following: (1) economic conditions in the Central Valley of California; (2) significant changes in interest rates and loan prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (8) water management issues in California and the resulting impact on the Company’s agricultural customers; (9) expansion into new geographic markets and new lines of business; and (10) other factors discussed in Item 1A. Risk Factors.

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

During 2018, the Company completed the acquisition of Bank of Rio Vista., headquartered in Rio Vista, California. This provided the Company entry into both Rio Vista and Walnut Grove, enhancing the Bank’s market share in Lodi.

In January 2018, the Company opened a loan production office (“LPO”) in Napa, California, which was converted to a full service branch in the third quarter of 2018.

In addition to 29 full-service branches, the Bank serves the needs of its customers through two stand-alone ATMs located on the grounds of the Lodi Grape Festival and in the Trilogy Residential Community clubhouse in Rio Vista. In 2007, the Bank began offering certain banking products over the internet at www.fmbonline.com.

On March 10, 1999, the Company, pursuant to a reorganization, acquired all of the voting stock of the Bank. The Company is a bank holding company incorporated in the State of Delaware and registered under the Bank Holding Company Act of 1956, as amended. The Company’s outstanding securities as of December 31, 2018, consisted of 783,721 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company’s principal asset.

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

The Company’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds received from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. See “Supervision and Regulation - Dividends and Other Transfer of Funds.”

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

Acquisition of Bank of Rio Vista (“BRV”)

On April 5, 2017, the Company purchased 196 BRV common shares or 4.9% of the common shares outstanding. On July 12, 2017 the Company purchased an additional 1,382 common shares, representing in aggregate 39.45% of BRV’s 4,000 common shares outstanding. In addition, between October, 2017 and March 26, 2018 the Company purchased another 8 BRV common shares bringing our total to 39.65% of BRV’s common shares outstanding.  Despite the significant investment in BRV, this initial investment was accounted for under the cost method rather than the equity method because control of BRV remained with a family group through their ownership of a substantial portion of the remaining shares.

On March 26, 2018, BRV and the Company entered into a definitive agreement for the acquisition of BRV’s remaining shares not already owned by the Company. Because of the definitive agreement, the Company began accounting for this investment under the equity method—retroactive to January 1, 2018 (the beginning of the quarter in which the definitive agreement was signed). Subsequent to January 1, 2018, the Company recorded its portion of BRV’s income (loss) as in increase (decrease) in the carrying value of its investment in BRV and dividends received were recorded as a reduction in the carrying value of the investment.  Note that under ASU 2016-07, retroactive restatement of prior periods under which the cost method was used is no longer required.

The transaction to acquire the remaining shares of BRV closed on October 10, 2018. Under the terms of the definitive agreement, BRV shareholders received $11,900 per share in cash for the remaining 60.35% of BRV’s shares outstanding. The transaction value for the remaining shares of common stock, not owned by the Company, was approximately $28.73 million, resulting in a total purchase price of $40.73 million. The Company engaged in this transaction with the expectation that it would be accretive to income and add a new market area with a demographic profile consistent with many of the current Central Valley markets served by the Company. Goodwill resulted from this transaction due to the expected synergies and economies of scale.

For additional information on the acquisition, see Note 2, located in “Item 8. Financial Statements and Supplementary Data.”

Service Area

Since 2014, the Company has broadened its geographic footprint by opening offices in Walnut Creek, Concord and Napa. The Company continues to look for opportunities to further expand its branch network in the East Bay area of San Francisco.

At the present time, the Company’s primary service area remains the mid Central Valley of California, including Sacramento, San Joaquin, Stanislaus and Merced counties, where we operate 26 full-service branches and 2 stand-alone ATMs. This area encompasses:

•
Sacramento Metropolitan Statistical Area (“MSA”), with branches in Sacramento, Elk Grove and Galt. This MSA has a Population of 2.35 million and a Per Capita Income of approximately $55,300. The MSA includes significant employment in the following sectors: state and local government; agriculture; and trade, transportation and utilities. Unemployment currently stands at 3.7%.

•
Stockton MSA, with branches in Lodi, Linden, Stockton, and Manteca. This MSA has a Population of 0.76 million and a Per Capita Income of approximately $44,200. The MSA includes significant employment in the following sectors: state and local government; agriculture; trade, transportation, and utilities; and education and health services. Unemployment currently stands at 6.0%.

•
Modesto MSA, with branches in Modesto, Riverbank and Turlock. This MSA has a Population of 0.55 million and a Per Capita Income of approximately $44,500. The MSA includes significant employment in the following sectors: agriculture; trade, transportation and utilities; state and local government; and education and health services. Unemployment currently stands at 6.3%.

•
Merced MSA with branches in Hilmar and Merced. This MSA has a Population of 0.28 million and a Per Capita Income of approximately $40,500. The MSA includes significant employment in the following sectors: agriculture; state and local government; and trade, transportation and utilities. Unemployment currently stands at 8.1%.

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

Employees

At December 31, 2018, the Company employed 376 full time equivalent employees. The Company believes that its employee relations are satisfactory.

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

Supervision and Regulation

General
Bank holding companies and banks are extensively regulated under both federal and state law. The regulation is intended primarily for the protection of the banking system and the deposit insurance fund and not for the benefit of stockholders of the Company. This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

The Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) - The Dodd-Frank Act implemented sweeping reform across the U.S. financial regulatory framework, including, among other changes:

•	creating a Financial Stability Oversight Council tasked with identifying and monitoring systemic risks in the financial system;

•	creating the Consumer Financial Protection Bureau (“CFPB”), which is responsible for implementing, examining and enforcing compliance with federal consumer financial protection laws;

•
requiring the FDIC to make its capital requirements for insured depository institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•	imposing more stringent capital requirements on bank holding companies and subjecting certain activities, including interstate mergers and acquisitions, to heightened capital conditions;

•
changing the assessment base for federal deposit insurance from the amount of the insured deposits held by the depository institution to the depository institution’s average total consolidated assets less tangible equity, eliminating the ceiling on the size of the FDIC’s Deposit Insurance Fund and increasing the floor of the size of the FDIC’s Deposit Insurance Fund;

•
eliminating all remaining restrictions on interstate banking by authorizing state banks to establish de novo banking offices in any state that would permit a bank chartered in that state to open a banking office at that location;

•	repealing the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and

•
in the so-called “Volcker Rule,” subject to numerous exceptions, prohibiting depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading.

On February 3, 2017, President Trump signed an executive order calling for his administration to review existing U.S. financial laws and regulations, including the Dodd-Frank Act, in order to determine their consistency with a set of “core principles” of financial policy.

President Trump recently signed the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks.  In addition, the Economic Growth Act’s highlights also include regulatory relief for certain institutions, whereby among other things, it simplifies capital calculations by requiring regulators to adopt a threshold for a community bank leverage ratio of between 8% to 10%.  Institutions under $10 billion in assets that meet such community bank leverage ratio will automatically be deemed to be well-capitalized, although regulators retain the flexibility to determine that a depository institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile, and exempts community banks from Section 13 of the Bank Holding Company Act if they have less than $10 billion in total consolidated assets; and exempts banks with less than $10 billion in assets, and total trading assets and liabilities not exceeding more than five percent of their total assets, from the Volcker Rule restrictions on trading with their own capital. The Economic Growth Act also adds certain protections for consumers, including veterans and active duty military personnel, expanded credit freezes and creation of an identity theft protection database. The Economic Growth Act also makes changes for bank holding companies, as it raises the threshold for automatic designation as a systemically important financial institution from $50 billion to $250 billion in assets, subjects banks with $100 billion to $250 billion in total assets to periodic stress tests, exempts from stress test requirements entirely banks with under $100 billion in assets, and requires the federal banking regulators to, within 180 days of passage, raise the asset threshold under the Small Bank Holding Company Policy Statement from $1 billion to $3 billion. The Economic Growth Act also adds certain protections for student borrowers.

The federal bank regulatory agencies have jointly issued a notice of proposed rulemaking setting forth the proposals for the shortened call reports.  The proposed rule also describes which depository institutions may take advantage of the shortened call reports.  The proposal would reduce the data items required to be reported in the first and third quarters by approximately 37% and would go into effect for the call report to be filed for the quarter ending March 31, 2019.  Assuming the proposed rule is enacted in substantially the same form as the proposed rule, this would decrease the reporting obligations for the Bank in its first and third quarter call reports.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. In addition, the Economic Growth Act modifies several provisions in the Dodd-Frank Act, but are subject to implementing regulations.  Although the reforms primarily target systemically important financial service providers (which the Bank is not, the Dodd-Frank Act’s influence has and is expected to continue to filter down in varying degrees to smaller institutions over time. We will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

Capital Standards
The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off-balance sheet items. In 2013, the FRB, FDIC, and Office of the Comptroller of the Currency issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards, as well as implementing certain provisions of the Dodd-Frank Act.

The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for some of their components). The Basel III Capital Rules: (i) introduce a new capital measure called Common Equity Tier 1 (“CET1”), and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments, which are instruments treated as Tier 1 instruments under the prior capital rules that meet certain revised requirements; (iii) mandate that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital, as compared to existing regulations. Under the Basel III Capital Rules, for most banking organizations, the most common form of additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

Under the Basel III Capital Rules, the following are the initial minimum capital ratios applicable to the Company and the Bank:

•	4.0% Tier 1 leverage ratio;

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; and

•	8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.

The Basel III Capital Rules also introduced a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 and was phased in over a three-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019).  The Company and the Bank must now maintain the following minimum capital ratios:

•	4.0% Tier 1 leverage ratio;

•	4.5% CET1 to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%;

•	6.0% Tier 1 capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of at least 8.5%; and

•	8.0% total capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of at least 10.5%.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that (i) mortgage servicing rights, (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and were phased-in over a four-year period ending on January 1, 2019 (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income or loss items are not excluded for the purposes of determining regulatory capital ratios; however, non-advanced approaches banking organizations (i.e., banking organizations with less than $250 billion in total consolidated assets or with less than $10 billion of on-balance sheet foreign exposures), including the Company and the Bank, may make a one-time permanent election to exclude these items. The Company and the Bank made this election in the first quarter of 2015’s call reports in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its available-for-sale investment securities portfolio.

The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expands the risk weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, depending on the nature of the assets. The new capital rules generally result in higher risk weights for a variety of asset classes. Additional aspects of the Basel III Capital Rules that are relevant to the Company and the Bank include:

•
consistent with the Basel I risk-based capital rules, assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;

•
providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (set at 0% under the Basel I risk-based capital rules);

•
assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (set at 100% under the Basel I risk-based capital rules), except for those secured by single-family residential properties, which will be assigned a 100% risk weight, consistent with the Basel I risk-based capital rules;

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans; and

•
applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (set at 100% under the Basel I risk-based capital rules).

As of December 31, 2018, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis.

With respect to the Bank, the Basel III capital rules also revise the prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms, which standards are commonly referred to as Basel IV. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including the recalibration of the risk weights and the introduction of new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Bank. The impact of Basel IV on us will depend on how it is implemented by the federal bank regulators.

Prompt Corrective Action (“PCA”)

The Federal Deposit Insurance Act, as amended (“FDIA”), requires federal banking agencies to take PCA in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The Basel III Capital Rules revised the PCA requirements effective January 1, 2015. Under the revised PCA provisions of the FDIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 (CET1) Capital Ratio	Leverage Ratio	Tangible Equity to Assets	Supplemental Leverage Ratio
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater	n/a	n/a
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater	n/a	3% or greater
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%	n/a	Less than 3%
Significantly Undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%	n/a	n/a
Critically Undercapitalized	n/a	n/a	n/a	n/a	Less than 2%	n/a

An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios, if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying PCA regulations and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2018, we met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

As directed by the Economic Growth Act, the federal bank agencies have issued a joint proposed rule whereby most qualifying community banking organizations with less than $10 billion in total consolidated assets, that meet risk-based qualifying criteria, and have a community bank leverage ratio (“CBLR”) of greater than 9 percent would be able to opt into a new community banking leverage ratio framework.  Such a community banking organization would not be subject to other risk-based and leverage capital requirements (including the Basel III and Basel IV requirements) and would be considered to have met the well capitalized ratio requirements.  The CBLR is determined by dividing a financial institution’s tangible equity capital by its average total consolidated assets.  The proposed rule further describes what is included in tangible equity capital and average total consolidated assets.  The Bank feels that should this rule be adopted in a substantially similar format to the proposed rule, it would greatly ease the process of determining the Bank’s capital requirements.

The USA Patriot Act
Title III of the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Treasury’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial institutions are responsible for, among other things, blocking accounts of and transactions with such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Banking regulators examine banks for compliance with the economic sanctions regulations administered by OFAC and failure of a financial institution to maintain and implement adequate OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $38.4 million at December 31, 2018. During 2018, the Bank paid $73.0 million in dividends to the Company.

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

Safety and Soundness Standards
The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cyber-security are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Deposit Insurance
As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The premiums fund the deposit insurance fund. The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. Effective July 1, 2016, the FDIC changed the deposit insurance assessment system for banks, such as the Bank, with less than $10 billion in assets that have been federally insured for at least five years. Among other changes, the FDIC eliminated risk categories for such banks and now uses the “financial ratios method” to determine assessment rates for all such banks. Under the financial ratios method, the FDIC determines assessment rates based on a combination of financial data and supervisory ratings that estimate a bank’s probability of failure within three years. The assessment rate determined by considering such information is then applied to the amount of the institution’s average assets minus average tangible equity to determine the institution’s insurance premium.

The Dodd-Frank Act requires the FDIC to ensure that the DIF reserve ratio, which is the amount in the DIF as a percentage of all DIF-insured deposits, reaches 1.35% by September 3, 2020. The Dodd-Frank Act also altered the minimum designated reserve ratio for the DIF, increasing the minimum from 1.15% to 1.35%, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking if required. As a result, the Bank’s FDIC deposit insurance premiums could increase.

The Bank’s FDIC premiums were $912,000 in 2018 and $932,000 in 2017. Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

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

Consumer Protection Regulations
Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act, Truth in Savings Act, Electronic Fund Transfer Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, Gramm-Leach-Bliley Act, Home Mortgage Disclosure Act, Right to Financial Privacy Act, Servicemembers Civil Relief Act, Military Lending Act and Real Estate Settlement Procedures Act.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer protection laws and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

The CFPB is authorized to issue rules for both bank and nonbank companies that offer consumer financial products and services, subject to consultation with the prudential banking regulators. In general, however, banks with assets of $10 billion or less, such as the Bank, will continue to be examined for consumer compliance by their primary bank regulator.

Notice and Approval Requirements Related to Control
Banking laws impose notice, approval and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the BHCA and the Change in Bank Control Act. Among other things, these laws require regulatory filings by a stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. The determination whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by family members, affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party’s ownership of the Company were to exceed certain thresholds, the investor could be deemed to “control” the Company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

In addition, except under limited circumstances, bank holding companies are prohibited from acquiring, without prior approval:

•	control of any other bank or bank holding company or all or substantially all the assets thereof; or
•	more than 5% of the voting shares of a bank or bank holding company which is not already a subsidiary.

Incentive Compensation
In 2010, the federal bank regulatory agencies issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives; (2) compatibility with effective controls and risk management; and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization.

In 2016, several federal financial agencies (including the FRB and FDIC) re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1 billion or more in total consolidated assets. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (i) by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or (ii) that could lead to material financial loss to the institution. The comment period for these proposed regulations has closed, but a final rule has not been published. Depending upon the outcome of the rule making process, the application of this rule to us could require us to revise our compensation strategy, increase our administrative costs and adversely affect our ability to recruit and retain qualified employees. Further, as discussed above, the Basel III Capital Rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds that started being phased in on January 1, 2016.

Available Information

Company reports filed with the SEC including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and ownership reports filed by directors, executive officers and principal stockholders can be accessed through the Company’s website at http://www.fmbonline.com. The link to the SEC is on the About Us page. The Company’s reports may also be accessed at the SEC’s Internet website (http://www.sec.gov).

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

Although we have initiated efforts to broaden our geographic footprint, our retail and commercial banking operations remain concentrated in Sacramento, San Joaquin, Stanislaus and Merced Counties. See “Item 1. Business – Service Area.” As a result of this geographic concentration, our results of operations depend largely upon economic conditions in these areas. Whereas much of this area has improved, real estate values remain below peak prices and unemployment remains above most other areas in the state and country. As a result, risk still remains from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans or leases. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan & lease performance and diversifying our credit portfolio. These policies and procedures; however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2019 and Beyond.”

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update, Financial Instruments: Credit Losses (“CECL”), which establishes a new impairment framework also known as the “current expected credit loss model.” In contrast to the incurred loss model currently used by financial entities like us, the current expected credit loss model requires an allowance be recognized based on the expected credit losses (i.e. all contractual cash flows that the entity does not expect to collect from financial assets or commitments to extend credit). It requires the consideration of more forward-looking information than is permitted under current U.S. generally accepted accounting principles. In addition to relevant information about past events and current conditions, such as borrowers’ current creditworthiness, quantitative and qualitative factors specific to borrowers, and the economic environment in which the entity operates, the new model requires consideration of reasonable and supportable forecasts that affect the expected collectability of the financial assets’ remaining contractual cash flows, and evaluation of the forecasted direction of the economic cycle, as well as time value of money. This proposed impairment framework is expected to have wide reaching implications to financial institutions such as us. The CECL model will become effective for the Bank for the fiscal year beginning after December 15, 2019. See Note 20, located in “Item 8. Financial Statements and Supplementary Data.”

We Are Dependent On Real Estate And Downturns In The Real Estate Market Could Hurt Our Business - A significant portion of our loan portfolio is dependent on real estate. See “Item 1. Business – Supervision and Regulation - Prompt Corrective Action.” At December 31, 2018, real estate served as the principal source of collateral with respect to approximately 70% of our loans outstanding. Stresses in economic conditions in our local markets or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

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

Our Business Is Subject To Interest Rate Risk And Changes In Interest Rates May Adversely Affect Our Performance And Financial Condition - Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans & leases, the credit profile of our borrowers, the rates received on loans & leases and securities and rates paid on deposits and borrowings. The difference between the rates received on loans & leases and securities and the rates paid on deposits and borrowings is known as the net interest margin. Like many financial institutions, our net interest margin has improved over the past year as a result of the FRB increasing short-term interest rates by 2.25% since December 2015. However, looking forward, even if short-term rates continue to rise, aggressive competitor pricing strategies, particularly for deposits, could adversely impact our net interest margin in 2019.

Future levels of market interest rates could adversely affect our earnings. Despite the FRB increasing short-term interest rates by 2.25% since December 2015 they remain at relatively low levels. Our CRE and commercial loans carry interest rates that, in general, adjust in accordance with changes in the prime rate. We are also significantly affected by the level of loan & lease demand available in our market. The inability to make sufficient loans & leases directly affects the interest income we earn. Lower loan & lease demand will generally result in lower interest income realized as we place funds in lower yielding investments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2019 and Beyond.”

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

Our growth strategy also includes acquisition possibilities (such as Delta National Bancorp & Bank of Rio Vista) that either enhance our market presence or have potential for improved profitability through financial management, economies of scale or expanded services. We may be exposed to difficulties in combining the operations of acquired institutions into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired institution and there is no assurance that we will be able to do so successfully. Among the issues that we could face are:

•	unexpected problems with operations, personnel, technology or credit;

•	loss of customers and employees of the acquiree;

•	difficulty in working with the acquiree’s employees and customers;

•	the assimilation of the acquiree’s operations, culture and personnel;

•	instituting and maintaining uniform standards, controls, procedures and policies; and

•	litigation risk not discovered during the due diligence period.

Undiscovered factors as a result of an acquisition could bring liabilities against us, our management and the management of the institutions we acquire. These factors could contribute to our not achieving the expected benefits from our acquisitions within desired time frames, if at all. Further, although we anticipate cost savings as a result of mergers, we may not be able to fully realize those savings. Any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

New Market Areas And New Lines Of Business Or New Products And Services May Subject Us To Additional Risks. A Failure To Successfully Manage These Risks May Have A Material Adverse Effect On Our Business - As part of our growth strategy, we have implemented and may continue to implement new market areas and new lines of business. We recently have begun to (i) expand into the East Bay area of San Francisco and Napa, which are new market areas for us, and (ii) introduce equipment leasing as a new product line. There are risks and uncertainties associated with these efforts, particularly in instances where such product lines are not fully mature. In developing and marketing new lines of business and/or new products and services and/or shifting the focus of our asset mix and/or expanding into new markets, we may invest significant time and resources. Initial timetables may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives in these markets and shifting market preferences, may also impact the successful implementation. Failure to successfully manage these risks could have an adverse effect on our business, financial condition and results of operations.

Our Financial Results Can Be Impacted By The Cyclicality and Seasonality Of Our Agricultural Business And The Risks Related Thereto - The Company has provided financing to agricultural customers in the Central Valley throughout its history. We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices, changing climatic conditions and the availability of seasonal labor, and manage these risks accordingly. The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry. Although the Company’s loan portfolio is believed to be well diversified, at various times during 2018 approximately 36% of the Company’s loan balances were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

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

The Impact of Climate and Government on The Availability of Water is a Long Term Risk That Could Affect Our Customers’ Businesses - The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in many areas of California, including those in the Company’s primary service area. As a result, reservoir levels are high and the availability of water in our primary service area should not be an issue.  However, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

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

In addition to the impact of climate on the availability of water, the “politics” of water, and how the state and federal governments ultimately manage this resource, could also impact how much water our customers have access to.  For example:

•
Many of our agricultural customers have senior riparian water rights, which provide them the legal right to access surface water from the rivers that abut their property. In the spring of 2015, the State of California took the extreme step of threatening to curtail certain riparian water rights for those farmers taking water from the Delta, and as a result affected growers agreed to voluntarily cutback 25% of their normal water usage as opposed to undertaking a protracted legal fight. Even with these cutbacks, our agricultural customers still had access to sufficient levels of water to satisfy their needs.

•
In 2014, the State of California passed the Sustainable Groundwater Management Act.  All Water Districts must develop plans to comply with the Act, including groundwater recharge programs.  Although the exact impact of compliance is not currently known, and even prior to 2014 most of the Water Districts in the Bank’s service area had been developing and implementing management plans, it is possible that some Water Districts will have to ultimately fallow some ground to achieve compliance with the Act.

These situations point out how the “politics” of water can also affect the availability of water.

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

Deposit Insurance Assessments Could Increase At Any Time, Which Will Adversely Affect Profits - FDIC deposit insurance expense for the years 2018, 2017, and 2016 was $912,000, $932,000, and $1.17 million, respectively. During 2011, the FDIC changed its methodology for calculating deposit premiums, See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” Any increases could have adverse effects on the operating expenses and results of operations of the Company.

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

The Value of Goodwill and Other Intangible Assets May Decline in the Future - As of December 31, 2018, we had goodwill totaling $11.2 million and a core deposit intangible asset totaling $5.3 million from business acquisitions. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2018, approximately $1.6 billion, or 52.2%, of our deposits consisted of interest-bearing demand deposits, savings and money market accounts. Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities - The computer systems and network infrastructure we use could be vulnerable to hardware and cyber-security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third-party vendors. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break-ins, cyber-security breaches and other disruptive problems caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers.

We rely heavily on communications, information systems (both internal and provided by third-parties) and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients. In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients  and their employees or other third-parties, and subjecting those agencies and corporations to potential fraudulent activity and their clients and other third-parties to identity theft and fraudulent activity in their credit card and banking accounts. Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients and customers for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems. These risks may increase in the future as we continue to increase mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.

In addition to well-known risks related to fraudulent activity, which take many forms, such as check “kiting” or fraud, wire fraud, and other dishonest acts, information security breaches and cyber-security related incidents have become a material risk in the financial services industry. For example, several U.S. financial institutions have recently experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information, steal money, or manipulate or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. Other threats of this type may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, “phishing,” account takeover, and malware or other cyber-attacks. To date, none of these types of attacks have had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients.

We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third-party could result in legal liabilities, remediation costs, regulatory actions and reputational harm.

Unfortunately, it is not always possible to anticipate, detect, or recognize these threats to our systems, or to implement effective preventative measures against all breaches, whether those breaches are malicious or accidental. Cyber-security risks for banking organizations have significantly increased in recent years and have been difficult to detect before they occur because of the following, among other reasons:

•	the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions;

•

these threats arise from numerous sources, not all of which are in our control, including among others human error, fraud or malice on the part of employees or third-parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, natural disasters or severe weather conditions, or terrorist acts;

•	the techniques used in cyber-attacks change frequently and may not be recognized until launched or until well after the breach has occurred;

•

the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage;

•

the vulnerability of systems to third-parties seeking to gain access to such systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems; and

•
our frequent transmission of sensitive information to, and storage of such information by, third-parties, including our vendors and regulators, and possible weaknesses that go undetected in our data systems notwithstanding the testing we conduct of those systems.

Our investments in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and our conduct of periodic tests of our security systems and processes, may not succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. Additionally, the existence of cyber-attacks or security breaches at third-parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

As is the case with non-electronic fraudulent activity, cyber-attacks or other information or security breaches, whether directed at us or third-parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third-parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third-parties’ computers or systems, and could expose us to additional regulatory scrutiny and result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

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

Deterioration Of Credit Quality Or Insolvency Of Insurance Companies May Impede Our Ability To Recover Losses - The financial crisis led certain major insurance companies to be downgraded by rating agencies. We have property, casualty and financial institution risk coverage underwritten by several insurance companies. In addition, some of our investments in obligations of state and political subdivisions are insured by insurance companies. While we closely monitor credit ratings of our insurers and insurers of our municipality securities, and we are poised to make quick changes if needed, we cannot predict an unexpected inability to honor commitments. We also invest in bank-owned life insurance policies on certain members of senior Management, which may lose value in the event of the carriers’ insolvency. In the event that our bank-owned life insurance policy carriers’ credit ratings fall below investment grade, we may exchange policies underwritten by them to another carrier at a cost charged by the original carrier, or we may terminate the policies that may result in adverse tax consequences.

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

Risks Associated With Our Stock

Our Stock Trades Less Frequently Than Others - The Company’s common stock is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.” Management is aware that there are private transactions in the Company’s common stock. However, the limited trading market for the Company’s common stock may make it difficult for stockholders to dispose of their shares.

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

Farmers & Merchants Bancorp along with its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in twenty-nine branches in the Company’s service area. Of the twenty-nine branches, nineteen are owned and ten are leased. The expiration of these leases occurs between the years 2020 and 2028. See Note 19, located in “Item 8. Financial Statements and Supplementary Data.”

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

The following table summarizes the actual high, low, and close sale prices for the Company’s common stock since the first quarter of 2017. These figures are based on activity posted on the OTCQX and on private transactions between individual stockholders that are reported to the Company. Since there is limited trading in our stock, (See “Item 1A. Risk Factors – Risks Associated With Our Stock”) the “Close” sale prices represent the volume weighted average close prices for the last month of the quarter.

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2018	Fourth quarter	$725	$665	$700	$7.00
	Third quarter	735	650	719	-
	Second quarter	727	650	712	6.90
	First quarter	679	641	645	-

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2017	Fourth quarter	$689	$635	$676	$6.80
	Third quarter	645	605	639	-
	Second quarter	630	595	620	6.75
	First quarter	640	595	605	-

As of January 31, 2019, there were approximately 1,648 stockholders of record of the Company’s common stock. However, since approximately 15% of our common stock shares are held by brokers on behalf of stockholders, we are unable to determine the exact total number of stockholders.

The Company and, before the Company was formed, the Bank, has paid cash dividends for the past 84 consecutive years. There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our 2003 subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank. See “Item 1. Business – Supervision and Regulation.”

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

There were no stock repurchases in 2018 or 2017 under the Stock Repurchase Plan. However, in the third quarter of 2018 the Company did repurchase $31.2 million of shares, at $700 per share, in a single transaction from the estate of a large shareholder. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

On May 24, 2018 stockholders approved a proposal to increase our authorized shares of common stock from 7,500,000 to 40,000,000.   In approving this proposal the stockholders also granted the Board discretionary authority (i.e., without further stockholder action) to determine whether to delay the proposed amendment. The Company has no immediate plans to effect the increase in the authorized shares of common stock.

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008, with Computershare as Rights Agent, and the Company declared a dividend of a right to acquire one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, $0.01 par value per share, to stockholders of record at the close of business on August 15, 2008. Generally, the Rights are only triggered and become exercisable if a person or group (the “Acquiring Person”) acquires beneficial ownership of 10 percent or more of the Company’s common stock or announces a tender offer for 10 percent or more of the Company’s common stock.

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

During 2018, the Company issued a combined total 13,520 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. There were also 2,400 shares issued to individuals during the third quarter of 2018. All of the shares were issued at prices ranging from $635.00 to $690.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital. See Note 14, located in “Item 8. Financial Statements and Supplementary Data.”

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

Performance Graphs

The following graph compares the Company’s cumulative total stockholder return on common stock from December 31, 2013 to December 31, 2018 to that of: (i) the Morningstar Banks Index - Regional (US) Industry Group; and (ii) the cumulative total return of the New York Stock Exchange market index. The graph assumes an initial investment of $100 on December 31, 2013 and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTCQX and on private transactions between individual stockholders that are reported to the Company. This data was furnished by Zacks SEC Compliance Services Group.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933.

Item 6.	Selected Financial Data

(in thousands except per share data)
Summary of Income:	2018	2017	2016	2015	2014
Total Interest Income	$133,453	$114,612	$99,266	$90,075	$81,521
Total Interest Expense	7,950	6,289	4,196	3,325	2,813
Net Interest Income	125,503	108,323	95,070	86,750	78,708
Provision for Credit Losses	5,533	2,850	6,335	750	1,175
Net Interest Income After Provision for Credit Losses	119,970	105,473	88,735	86,000	77,533
Total Non-Interest Income	15,219	16,762	15,257	14,575	14,329
Total Non-Interest Expense	75,459	67,754	58,172	56,259	51,366
Income Before Income Taxes	59,730	54,481	45,820	44,316	40,496
Provision for Income Taxes	14,203	26,111	16,097	16,924	15,094
Net Income	$45,527	$28,370	$29,723	$27,392	$25,402
Balance Sheet Data:
Total Assets	$3,434,243	$3,075,452	$2,922,121	$2,615,345	$2,360,551
Loans & Leases	2,571,241	2,215,295	2,177,601	1,996,359	1,712,244
Allowance for Credit Losses	55,266	50,342	47,919	41,523	35,401
Investment Securities	548,962	536,056	506,372	430,533	430,405
Goodwill	11,183	-	-	-	-
Core Deposit Intangible	5,278	836	946	-	-
Deposits	3,062,832	2,723,228	2,581,711	2,277,532	2,064,073
Shareholders’ Equity	311,215	299,660	279,981	251,835	233,178

Selected Ratios:
Return on Average Assets	1.45%	0.94%	1.12%	1.12%	1.17%
Return on Average Equity	14.80%	9.66%	11.17%	11.21%	11.43%
Return on Average Tangible Equity	14.91%	9.69%	11.17%	11.21%	11.43%
Dividend Payout Ratio	24.49%	38.71%	35.25%	37.08%	39.05%
Average Loans & Leases to Average Deposits	84.36%	82.18%	88.63%	84.44%	79.99%
Average Equity to Average Assets	9.66%	9.77%	10.05%	10.02%	10.28%
Period-end Shareholders’ Equity to Total Assets	9.06%	9.74%	9.58%	9.63%	9.88%

Basic and Diluted Per Share Data:
Earnings (1)	$56.82	$35.03	$37.44	$34.82	$32.64
Cash Dividends Per Share	$13.90	$13.55	$13.10	$12.90	$12.70
Book Value Per Share at Year End (2)	$397.10	$368.90	$346.80	$318.46	$297.39
Tangible Book Value Per Share at Year End (2)	$376.10	$367.87	$345.63	$318.46	$297.39

(1)	Based on the weighted average number of shares outstanding of 801,229, 809,834, 793,970, 786,582, and 778,358 for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

(2)	Based on the year-end number of shares outstanding of 783,721, 812,304, 807,329, 790,787, and 784,082 for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Although the Company has initiated efforts to expand its geographic footprint into the East Bay area of San Francisco and Napa,  California (see Item 1: Business – Service Area), the Company’s primary service area remains the mid Central Valley of California, a region that can be significantly impacted by the seasonal needs of the agricultural industry. Accordingly, discussion of the Company’s Financial Condition and Results of Operations is influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold).

The Five-Year Period: 2014 through 2018
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

We used certain non-GAAP financial measures to provide supplemental information regarding our performance in 2017. Income Tax Expense for the year ended 2017 included a one-time, non-cash $6.3 million charge related to the re-measurement of the Company’s Deferred Tax Asset (“DTA”) as a result of the passage of the Tax Cuts and Jobs Act in 2017. We believed that presenting Adjusted Net Income, excluding the impact of the DTA re-measurement charge, provides additional clarity to the users of financial statements regarding core financial performance and allows for a better year-over-year comparison of trends in core profitability.

(in thousands, except per share data)
Financial Performance Indicator	2018	2017	2016	2015	2014

Pre Tax Income	$59,730	$54,481	$45,820	$44,316	$40,496
Income Tax Expense	14,203	26,111	16,097	16,924	15,094
Effect of Income Tax Rate Change
DTA Re-measurement	-	(6,300)	-	-	-
Adjusted Income Tax Expense	14,203	19,811	16,097	16,924	15,094
Non-GAAP Adjusted Net Income	45,527	34,670	29,723	27,392	25,402
Effect of Income Tax Rate Change
DTA Re-measurement	-	(6,300)	-	-	-
Net Income (See Note 1)	$45,527	$28,370	$29,723	$27,392	$25,402
Total Assets	3,434,243	3,075,452	2,922,121	2,615,345	2,360,551
Total Loans & Leases	2,571,241	2,215,295	2,177,601	1,996,359	1,712,244
Total Deposits	3,062,832	2,723,228	2,581,711	2,277,532	2,064,073
Total Shareholders’ Equity	311,215	299,660	279,981	251,835	233,178
Total Risk-Based Capital Ratio	11.40%	13.07%	12.80%	12.23%	12.93%
Non-Performing Loans as a % of Total Loans	0.00%	0.00%	0.14%	0.11%	0.13%
Substandard Loans as a % of Total Loans	0.57%	0.40%	0.29%	0.31%	0.21%
Net Charge-Offs (Recoveries) to Average Loans	0.03%	0.02%	0.00%	(0.30%)	0.00%
Loan Loss Allowance as a % of Total Loans	2.14%	2.27%	2.19%	2.07%	2.06%
Return on Average Assets	1.45%	0.94%	1.12%	1.12%	1.17%
Adjusted Return on Average Assets	1.45%	1.15%	1.12%	1.12%	1.17%
Return on Average Equity	14.80%	9.66%	11.17%	11.21%	11.43%
Adjusted Return on Average Equity	14.80%	11.79%	11.17%	11.21%	11.43%
Earnings Per Share	56.82	35.03	37.44	34.82	32.64
Adjusted Earnings Per Share	56.82	42.81	37.44	34.82	32.64
Cash Dividends Per Share	13.90	13.55	13.10	12.90	12.70
Cash Dividends Declared	11,151	10,982	10,478	10,157	9,919

Note 1 – On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by the President. Among other things, this legislation reduced the corporate tax rate from 35% to 21% beginning January 1, 2018. Although the Company believes that this reduction in the corporate tax rate will continue to have a significant positive impact on future financial performance, U.S. generally accepted accounting principles require that all companies re-measure their DTA’s using the new lower tax rate as of the date of enactment of the legislation. As a result the Company’s net income for 2017 included a $6.3 million re-measurement reflected as a one-time, non-cash increase to income tax expense in the 4th quarter. Our situation is not unique in that the majority of all financial institutions reported significant DTA re-measurements in the 4th quarter of 2017.  Excluding the impact of the $6.3 million DTA re-measurement, non-GAAP adjusted net income for the year totaled $34.6 million, an increase of $5.0 million or 16.8% over the prior year, which would have resulted in an adjusted return on average assets of 1.15% and adjusted return on average equity of 11.79%.

Management believes that the Company’s performance compared very favorably to its peer banks during the five-year period ending December 31, 2018:

•	Net income over the five-year period totaled $156.4 million.

•	Return on Average Assets averaged 1.16% over the five-year period.

•	Total assets increased 65.4% from $2.0 billion at December 31, 2013 to $3.4 billion at December 31, 2018.

•	Total loans & leases increased 85.2% from $1.4 billion at December 31, 2013 to $2.6 billion at December 31, 2018.

•	Total deposits increased 69.4% from $1.8 billion at December 31, 2013 to $3.1 billion at December 31, 2018.

More recently:

•	In 2018, the Company earned $45.5 million for a return on average assets of 1.45%.

•	In 2018, the Company increased its cash dividend per share by 2.6% over 2017 levels, and our strong financial performance has allowed us to increase dividends every year during this five-year period.

•
The Company’s total risk based capital ratio was 11.40% at December 31, 2018, and the Bank achieved the highest regulatory classification of “well capitalized” in each of the previous five years. See “Financial Condition – Capital.”

•
The Company continued to diversify its geographic footprint by acquiring (1) Delta National Bancorp with branches in Turlock, Manteca and Riverbank; and (2) Bank of Rio Vista with branches in Rio Vista and Walnut Grove.

•
The Company’s asset quality remains very strong at the present time, when measured by: (1) net charge-offs at 0.03% of average loans & leases during 2018; (2) no non-accrual loans at December 31, 2018; and (3) substandard loans & leases totaling 0.57% of total loans & leases at December 31, 2018. See “Results of Operations – Provision and Allowance for Credit Losses” and “Financial Condition – Classified Loans & Leases and Non-Performing Assets.”

Because of this strong earnings performance, capital position, and asset quality, stockholders have benefited from the fact that cash dividends per share have increased 11.2% since 2013, and totaled $66.15 per share over the five-year period. The 2018 dividend of $13.90 per share represents a 2.00% yield based upon the December 31, 2018 closing stock price of $700 per share (See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”).

Looking Forward: 2019 and Beyond
In management’s opinion, the following key issues will continue to influence the financial results of the Company in 2019 and future years:

•
The Company’s earnings are heavily dependent on its net interest margin, which is sensitive to such factors as: (1) market interest rates; (2) the mix of our earning assets and interest-bearing liabilities; and (3) competitor pricing strategies.

-
Since December 2015, the FRB has increased short-term market rates by 2.25%. However, market rates remain historically low, and although short-term rates may continue to increase in 2019 Management does not expect them to change significantly.

-
Loans increased $1.2 billion, or 85.2% over the past five years, partially as a result of our expansion into Walnut Creek, Concord and equipment leasing, as well as our acquisitions of Delta Bank and Bank of Rio Vista.  However, we still face a very competitive business environment, and no assurances can be given that this recent growth in the loan & lease portfolio will continue.

-	Aggressive competitor pricing for loans, leases and deposits continues to require the Company to respond in order to retain key customers.

As a result of increases in short-term market interest rates, which began in 2015, the Company’s net interest margin increased from 3.88% for the year ended December 31, 2014 to 4.25% for the year ended December 31, 2018. Although the increase in short-term market interest rates has helped the Company’s loan yields, rising deposit rates and other competitor pricing pressures may adversely affect the net interest margin in 2019. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

•
The Company’s results are impacted by changes in the credit quality of its borrowers. Substandard loans & leases totaled $14.7 million or 0.57% of total loans & leases at December 31, 2018 vs. $8.9 million or 0.40% of total loans at December 31, 2017. Management believes, based on information currently available, that these levels are adequately covered by the Company’s $55.3 million allowance for credit losses as of December 31, 2018. See “Results of Operations - Provision and Allowance for Credit Losses” and “Financial Condition – Classified Loans & Leases and Non-Performing Assets.” The Company’s provision for credit losses was $5.5 million in 2018, compared to $2.9 million in 2017 and $6.3 million in 2016. See “Item 1A. Risk Factors.”

•
FDIC deposit insurance expense for the years 2018, 2017, and 2016 was $912,000, $932,000, and $1.17 million, respectively. In 2011, the FDIC changed its methodology for calculating deposit premiums. See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” While FDIC deposit insurance assessments have stabilized in recent years, they remain well above the pre-recession level the Company paid in 2007.

•
Since the passage of the Dodd-Frank Act in 2010, Congress has implemented broad changes to the regulation of consumer financial products and the financial services industry as a whole. These changes have, and will continue to have, a significant effect on the Company’s product offerings, pricing and profitability in areas such as debit and credit cards, home mortgages and deposit service charges.

•
The Company has (i) expanded its geographic footprint through denovo branch expansion in Walnut Creek, Napa and Concord, CA and through acquisition in Manteca, Riverbank, Rio Vista, and Walnut Grove, CA and (ii) established equipment leasing as a new line of business. Although Management believes that these initiatives will result in increased asset growth and earnings, along with reduced concentration risks, the start-up costs related to staff and facilities are significant and will take time to recoup.

•
The Company benefited significantly in 2018, and should continue to benefit in future years, from the reduction of the federal corporate tax rate from 35% to 21% pursuant to the recently enacted Tax Cuts and Jobs Act.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ performance during each of the years in the three-year period ended December 31, 2018 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying financial statements.

Impact of Delta National Bancorp Acquisition on Results of Operations
On November 18, 2016, Farmers & Merchants Bancorp completed the acquisition of Delta National Bancorp.  Since the acquisition took place late in the year, and Delta National Bancorp had only $112 million in assets (less than 4% of Farmers & Merchants Bancorp’s total assets), the post-acquisition impact on the Company’s 2016 Results of Operations was immaterial with the exception of a Bargain Purchase Gain of $1.83 million that was booked as non-interest income and $910,000 in acquisition expenses that were booked as non-interest expense.

Impact of Bank of Rio Vista Acquisition on Results of Operations
On October 10, 2018, Farmers & Merchants Bancorp completed the acquisition of Bank of Rio Vista.  Since the acquisition took place late in the year, and Bank of Rio Vista had only $217.5 million in assets (less than 6% of Farmers & Merchants Bancorp’s total assets), the impact on the Company’s 2018 Results of Operations was limited with the exception of legal fees, contract termination costs and systems conversion costs that were booked as non-interest expense by the Company in 2018. The gross amount of such expenses were $2.93 million (see Note 2, located in “Item 8. Financial Statements and Supplementary Data”).

Net Interest Income/Net Interest Margin
The tables on the following pages reflect the Company’s average balance sheets and volume and rate analysis for the years ending 2018, 2017 and 2016. Average balance amounts for assets and liabilities are the computed average of daily balances.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2018
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$147,700	$2,755	1.87%
Investment Securities:
U.S. Treasuries	64,630	939	1.45%
U.S. Govt SBA	22,537	445	1.97%
Government Agency & Government-Sponsored Entities	3,057	88	2.88%
Municipals - Taxable	665	5	0.75%
Obligations of States and Political Subdivisions - Non-Taxable	53,143	2,024	3.81%
Mortgage Backed Securities	314,937	7,682	2.44%
Other	3,707	98	2.64%
Total Investment Securities	462,676	11,281	2.44%

Loans & Leases
Real Estate	1,642,005	83,131	5.06%
Home Equity Lines and Loans	37,086	2,041	5.50%
Agricultural	273,178	14,067	5.15%
Commercial	291,209	15,158	5.21%
Consumer	9,014	503	5.58%
Other	1,356	31	2.29%
Leases	95,968	4,906	5.11%
Total Loans & Leases	2,349,816	119,837	5.10%
Total Earning Assets	2,960,192	$133,873	4.52%

Unrealized Gain on Securities Available-for-Sale	(8,151)
Allowance for Credit Losses	(52,012)
Cash and Due From Banks	49,292
All Other Assets	199,526
Total Assets	$3,148,847

Liabilities & Shareholders’ Equity
Interest Bearing Deposits
Interest Bearing DDA	$618,674	$1,683	0.27%
Savings and Money Market	844,729	1,798	0.21%
Time Deposits	476,756	3,944	0.83%
Total Interest Bearing Deposits	1,940,159	7,425	0.38%
Federal Home Loan Bank Advances	36	1	2.78%
Subordinated Debt	10,310	524	5.08%
Total Interest Bearing Liabilities	1,950,505	$7,950	0.41%
Interest Rate Spread			4.11%
Demand Deposits	845,165
All Other Liabilities	45,516
Total Liabilities	2,841,186
Shareholders’ Equity	307,661
Total Liabilities & Shareholders’ Equity	$3,148,847
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.14%
Net Interest Income and Margin on Total Earning Assets		125,923	4.25%
Tax Equivalent Adjustment		(420)
Net Interest Income		$125,503	4.24%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $5.5 million for the year ended December 31, 2018. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2017
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$176,283	$2,060	1.17%
Investment Securities:
U.S. Treasuries	81,833	891	1.09%
U.S. Govt SBA	33,255	522	1.57%
Government Agency & Government-Sponsored Entities	3,104	88	2.84%
Obligations of States and Political Subdivisions - Non-Taxable	56,484	2,676	4.74%
Mortgage Backed Securities	287,114	6,595	2.30%
Other	1,170	27	2.31%
Total Investment Securities	462,960	10,799	2.33%

Loans & Leases
Real Estate	1,556,122	73,710	4.74%
Home Equity Lines and Loans	32,606	1,658	5.08%
Agricultural	263,711	12,059	4.57%
Commercial	238,650	11,117	4.66%
Consumer	5,557	289	5.20%
Other	1,653	37	2.24%
Leases	80,389	3,812	4.74%
Total Loans & Leases	2,178,688	102,682	4.71%
Total Earning Assets	2,817,931	$115,541	4.10%

Unrealized Gain on Securities Available-for-Sale	674
Allowance for Credit Losses	(49,439)
Cash and Due From Banks	45,063
All Other Assets	192,978
Total Assets	$3,007,207

Liabilities & Shareholders’ Equity
Interest Bearing Deposits
Interest Bearing DDA	$533,480	$1,053	0.20%
Savings and Money Market	812,127	1,303	0.16%
Time Deposits	565,412	3,509	0.62%
Total Interest Bearing Deposits	1,911,019	5,865	0.31%
Federal Home Loan Bank Advances	1	-	0.00%
Subordinated Debt	10,310	424	4.11%
Total Interest Bearing Liabilities	1,921,330	$6,289	0.33%
Interest Rate Spread			3.77%
Demand Deposits	740,088
All Other Liabilities	51,979
Total Liabilities	2,713,397
Shareholders’ Equity	293,810
Total Liabilities & Shareholders’ Equity	$3,007,207
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.10%
Net Interest Income and Margin on Total Earning Assets		109,252	3.88%
Tax Equivalent Adjustment		(929)
Net Interest Income		$108,323	3.84%

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2016
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$53,659	$287	0.53%
Investment Securities:
U.S. Treasuries	60,191	572	0.95%
U.S. Govt SBA	2,323	55	2.37%
Government Agency & Government-Sponsored Entities	25,624	197	0.77%
Obligations of States and Political Subdivisions - Non-Taxable	60,332	2,920	4.84%
Mortgage Backed Securities	215,528	4,663	2.16%
Other	781	18	2.30%
Total Investment Securities	364,779	8,425	2.31%

Loans & Leases
Real Estate	1,460,300	66,969	4.59%
Home Equity Lines and Loans	31,939	1,562	4.89%
Agricultural	266,053	10,908	4.10%
Commercial	216,593	8,886	4.10%
Consumer	4,987	307	6.16%
Other	1,943	44	2.26%
Leases	68,353	2,894	4.23%
Total Loans & Leases	2,050,168	91,570	4.47%
Total Earning Assets	2,468,606	$100,282	4.06%

Unrealized Gain on Securities Available-for-Sale	4,895
Allowance for Credit Losses	(43,684)
Cash and Due From Banks	44,385
All Other Assets	173,313
Total Assets	$2,647,515

Liabilities & Shareholders’ Equity
Interest Bearing Deposits
Interest Bearing DDA	$423,305	$526	0.12%
Savings and Money Market	725,127	1,087	0.15%
Time Deposits	513,105	2,194	0.43%
Total Interest Bearing Deposits	1,661,537	3,807	0.23%
Federal Home Loan Bank Advances	3,924	18	0.46%
Subordinated Debt	10,310	371	3.60%
Total Interest Bearing Liabilities	1,675,771	$4,196	0.25%
Interest Rate Spread			3.81%
Demand Deposits	651,709
All Other Liabilities	53,950
Total Liabilities	2,381,430
Shareholders’ Equity	266,085
Total Liabilities & Shareholders’ Equity	$2,647,515
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.08%
Net Interest Income and Margin on Total Earning Assets		96,086	3.89%
Tax Equivalent Adjustment		(1,016)
Net Interest Income		$95,070	3.85%
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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
		2018 versus 2017 Amount of Increase
		(Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$(377)	$1,072	$695
Investment Securities:
U.S. Treasuries	(211)	260	49
U.S. Govt SBA	(192)	115	(77)
Government Agency & Government-Sponsored Entities	(1)	1	-
Municipals - Taxable	5	-	5
Obligations of States and Political Subdivisions - Non-Taxable	(151)	(501)	(652)
Mortgage Backed Securities	663	423	1,086
Other	66	5	71
Total Investment Securities	179	303	482

Loans & Leases:
Real Estate	4,193	5,228	9,421
Home Equity Lines and Loans	240	143	383
Agricultural	445	1,563	2,008
Commercial	2,636	1,405	4,041
Consumer	192	22	214
Other	(7)	1	(6)
Leases	780	314	1,094
Total Loans & Leases	8,479	8,676	17,155
Total Earning Assets	8,281	10,051	18,332

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	187	443	630
Savings and Money Market	54	442	496
Time Deposits	(609)	1,044	435
Total Interest Bearing Deposits	(368)	1,929	1,561
Subordinated Debt	-	100	100
Total Interest Bearing Liabilities	(368)	2,029	1,661
Total Change	$8,649	$8,022	$16,671

Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total “net change.” The above figures have been rounded to the nearest whole number.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Rates on a Taxable Equivalent Basis)
(in thousands)

		2017 versus 2016 Amount of Increase
		(Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$1,168	$605	$1,773
Investment Securities:
U.S. Treasuries	227	92	319
U.S. Govt SBA	492	(25)	467
Government Agency & Government-Sponsored Entities	(287)	178	(109)
Obligations of States and Political Subdivisions - Non-Taxable	(237)	(7)	(244)
Mortgage Backed Securities	1,629	303	1,932
Other	8	1	9
Total Investment Securities	1,832	542	2,374

Loans & Leases:
Real Estate	4,491	2,250	6,741
Home Equity	33	63	96
Agricultural	(97)	1,248	1,151
Commercial	957	1,274	2,231
Consumer	33	(51)	(18)
Other	(6)	(1)	(7)
Leases	546	372	918
Total Loans	5,957	5,155	11,112
Total Earning Assets	8,957	6,302	$15,259

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	161	366	527
Savings	137	79	216
Time Deposits	243	1,072	1,315
Total Interest Bearing Deposits	541	1,517	2,058
Other Borrowed Funds	(9)	(9)	(18)
Subordinated Debt	-	53	53
Total Interest Bearing Liabilities	532	1,561	2,093
Total Change	$8,425	$4,741	$13,166

Notes: Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total “net change.” The above figures have been rounded to the nearest whole number.

2018 Compared to 2017
Net interest income increased 15.9% to $125.5 million during 2018. On a fully tax equivalent basis, net interest income increased 15.3% and totaled $125.9 million during 2018 compared to $109.3 million for 2017. As more fully discussed below, the increase in net interest income was due primarily to a $142.3 million increase in average earning assets, and a 37 basis point increase in the net interest margin.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2018, the Company’s net interest margin was 4.25% compared to 3.88% in 2017. This increase in net interest margin was due primarily to rising market interest rates that resulted in an increase in the yield on earning assets that exceeded the increase in the cost of interest-bearing liabilities.

Average loans & leases totaled $2.3 billion for the year ended December 31, 2018; an increase of $171.1 million compared to the year ended December 31, 2017. Loans & leases increased from 77.3% of average earning assets during 2017 to 79.4% in 2018. The year-to-date yield on the loan & lease portfolio increased to 5.10% for the year ended December 31, 2018, compared to 4.71% for the year ended December 31, 2017. This higher yield combined with the impact of increased average loan & lease balances resulted in interest revenue from loans & leases increasing 16.7% to $119.8 million for 2018. The Company continues to experience aggressive competitor pricing for loans & leases to which it may need to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Historically, the Company invested primarily in: (1) mortgage-backed securities issued by government-sponsored entities; (2) debt securities issued by the U.S. Treasury, government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, at certain times the Company selectively added investment grade corporate securities (floating rate and fixed rate with maturities less than 5 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity. Since the risk factor for these types of investments is generally lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases.

Average investment securities decreased $284,000 in 2018 compared to the average balance during 2017. The average yield, on a tax equivalent basis, in the investment portfolio was 2.44% in 2018 compared to 2.33% in 2017. This overall increase in yield was caused primarily by an increase in the mix of mortgage-backed securities as a percentage of total securities and a decrease in the balance of lower yielding Government Agency & Government-Sponsored Entities investments. As a result of the combined impact of these balance and yield changes, tax equivalent interest income on securities increased slightly by $482,000 to $11.3 million for the year ended December 31, 2018, compared to $10.8 million for the year ended December 31, 2017.  See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2018. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest-bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which increased to 2.40% in December 2018. Average interest-bearing deposits with banks for the year ended December 31, 2018, was $147.7 million, a decrease of $28.6 million compared to the average balance for the year ended December 31, 2017. Interest income on interest-bearing deposits with banks for the year ended December 31, 2018, increased $695,000 to $2.8 million from the year ended December 31, 2017.

Average interest-bearing liabilities increased $29.2 million or 1.5% during the twelve months ended December 31, 2018, primarily in lower cost interest-bearing DDA, and savings and money market deposits. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $7.4 million for 2018 and $5.9 million for 2017. The average rate paid on interest-bearing deposits was 0.38% in 2018 and 0.31% in 2017. See “Overview – Looking Forward: 2019 and Beyond” for a discussion of factors influencing the Company’s future deposit rates and their impact on net interest margin.

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

Agricultural Real Estate and Agricultural – These loans are generally considered to possess a moderate inherent risk of loss since they are typically made to relationship customers and are secured by crop production, livestock and related real estate. These loans are vulnerable to two risk factors that are outside the control of Company and borrowers: commodity prices and weather conditions.

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

See Note 20, located in “Item 8. Financial Statements and Supplementary Data” for a discussion of CECL and the accounting change which will impact our allowance for credit losses in 2020.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has improved throughout most of the Central Valley, in many of the Company’s market segments housing prices remain below peak levels and unemployment rates remain above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of December 31, 2018, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in many areas of California, including those in the Company’s primary service area. As a result, reservoir levels are high and the availability of water in our primary service area should not be an issue.  However, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant. See “Item 1A. Risk Factors” for additional information.

The provision for credit losses totaled $5.5 million in 2018 compared to $2.9 million in 2017. Net charge offs during 2018 were $609,000 compared to net charge offs of $427,000 during 2017 and net recoveries of $61,000 in 2016. See “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk.”

The following table summarizes the activity and the allocation of the allowance for credit losses for the years indicated. (in thousands)

	2018	2017	2016	2015	2014
Allowance for Credit Losses Beginning of Year	$50,342	$47,919	$41,523	$35,401	$34,274
Provision Charged to Expense	5,533	2,850	6,335	750	1,175
Charge-Offs:
Commercial Real Estate	-	109	-	-	-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	31	53	21	-	73
Home Equity Lines and Loans	8	3	46	-	70
Agricultural	-	374	-	-	-
Commercial	613	-	-	12	1
Consumer & Other	115	146	105	84	132
Total Charge-Offs	767	685	172	96	276
Recoveries:
Commercial Real Estate	2	109	2	2,939	11
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	2,225	-
Residential 1st Mortgages	15	40	26	8	-
Home Equity Lines and Loans	6	8	103	87	58
Agricultural	61	17	-	4	8
Commercial	20	8	47	136	86
Consumer & Other	54	76	55	69	65
Total Recoveries	158	258	233	5,468	228
Net (Charge-Offs) Recoveries	(609)	(427)	61	5,372	(48)
Total Allowance for Credit Losses, End of Year	$55,266	$50,342	$47,919	$41,523	$35,401
Ratios:
Allowance for Credit Losses to:
Total Loans & Leases at Year End	2.14%	2.27%	2.19%	2.07%	2.06%
Average Loans & Leases	2.35%	2.31%	2.34%	2.30%	2.36%
Consolidated Net (Charge-Offs) Recoveries to:
Total Loans & Leases at Year End	(0.02%)	(0.02%)	0.00%	0.27%	(0.00%)
Average Loans & Leases	(0.03%)	(0.02%)	0.00%	0.30%	(0.00%)

The table below breaks out year-to-date activity by portfolio segment (in thousands):

December 31, 2018	Commercial Real Estate	Agricultural Real Estate	Real Estate Constrction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2018	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Charge-Offs	-	-	-	(31)	(8)	-	(613)	(115)	-	-	(767)
Recoveries	2	-	-	15	6	61	20	54	-	-	158
Provision	685	2,007	(597)	81	439	22	3,052	346	659	(1,161)	5,533
Ending Balance- December 31, 2018	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266

Overall, the Allowance for Credit Losses as of December 31, 2018 increased $4.9 million from December 31, 2017. The allowance allocated to the following categories of loans changed as indicated during the twelve months ended December 31, 2018:

•	Agricultural Real Estate allowance balances increased $2.0 million due primarily to an increase in substandard loans related to two borrowers.

•	Commercial allowance balances increased $2.5 million due to an increase in loan balances along with an increase in the 3-year average historical loss rate used in the allowance calculation.

	Allowance Allocation at December 31,

(in thousands)	2018 Amount	Percent of Loans in Each Category to Total Loans	2017 Amount	Percent of Loans in Each Category to Total Loans	2016 Amount	Percent of Loans in Each Category to Total Loans	2015 Amount	Percent of Loans in Each Category to Total Loans	2014 Amount	Percent of Loans in Each Category to Total Loans
Commercial Real Estate	$11,609	32.4%	$10,922	31.1%	$11,110	30.9%	$10,063	30.4%	$7,842	28.9%
Agricultural Real Estate	14,092	22.7%	12,085	22.5%	9,450	21.4%	6,881	21.2%	4,185	20.8%
Real Estate Construction	1,249	3.8%	1,846	4.5%	3,223	8.1%	2,485	7.6%	1,669	5.6%
Residential 1st Mortgages	880	10.1%	815	11.7%	865	11.1%	789	10.3%	1,022	10.0%
Home Equity Lines and Loans	2,761	1.6%	2,324	1.6%	2,140	1.4%	2,146	1.7%	2,426	1.9%
Agricultural	8,242	11.3%	8,159	12.3%	7,381	13.5%	6,308	14.7%	6,104	16.4%
Commercial	11,656	13.3%	9,197	12.0%	8,515	10.0%	7,836	10.5%	8,195	13.5%
Consumer & Other	494	0.8%	209	0.3%	200	0.3%	175	0.3%	218	0.3%
Leases	4,022	4.0%	3,363	4.0%	3,586	3.3%	3,294	3.3%	2,211	2.6%
Unallocated	261		1,422		1,449		1,546		1,529
Total	$55,266	100.0%	$50,342	100.0%	$47,919	100.0%	$41,523	100.0%	$35,401	100.0%

As of December 31, 2018, the allowance for credit losses was $55.3 million, which represented 2.14% of the total loan & lease balance. At December 31, 2017, the allowance for credit losses was $50.3 million or 2.27% of the total loan & lease balance. After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of December 31, 2018, is adequate.

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plan investments; and (6) fees from other miscellaneous business services. See “Overview – Looking Forward: 2019 and Beyond.”

2018 Compared to 2017
Non‑interest income totaled $15.2 million for 2018, a decrease of $1.5 million or 9.2% from non-interest income of $16.8 million for 2017.

Net (loss) gain on investment securities was a net loss of $1.3 million in 2018 compared to a net gain of $131,000 for 2017. See “Financial Condition-Investment Securities” for a discussion of the Company’s investment strategy.

Debit card and ATM fees totaled $4.4 million in 2018, an increase of 12.7% or $492,000 from $3.9 million in 2017. This was primarily due to increased numbers of cardholders and increased account activity.

Net gains on deferred compensation plan investments were $1.1 million in 2018 compared to net gains of $2.6 million in 2017. See Note 16, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Other non-interest income was $5.6 million, an increase of $727,000 or 14.9% from 2017. This increase was primarily due to: (1) $997,000 of income as a result of the remeasurement of the initial investment in Bank of Rio Vista stock; (2) FHLB dividend increases of $208,000; (3) Check Order Income increases of $116,000; and (4) increases in gain on sale of Leases of $76,000; offset by a drop in the gain on sale of fixed assets by $900,000.

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

Net gain (loss) on investment securities was a net gain of $131,000 in 2017 compared to a net loss of $284,000 for 2016.

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

2018 Compared to 2017
Overall, non-interest expense totaled $75.5 million for 2018, an increase of $7.4 million or 11.4% from the year ended December 31, 2017.

Salaries and employee benefits increased $4.3 million or 9.4% in 2018, primarily related to: (1) new staff from the acquisition of the Bank of Rio Vista; (2) general salary increases; and (3) increased contributions to retirement and profit sharing plans.

Net gains on deferred compensation plan investments were $1.1 million in 2018 compared to net gains of $2.6 million in 2017. See Note 16, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

Occupancy expense in 2018 totaled $3.9 million, an increase of $362,000 or 10.2% from 2017 and equipment expense in 2018 totaled $4.3 million, an increase of $309,000 or 7.7% from 2017. Both of these increases were primarily related to operating expenses associated with remodeling existing branch offices.

Legal expenses increased $544,000 from 2017 and totaled $968,000. This increase was primarily due to legal fees associated with the repurchase of stock and other operating matters.

Acquisition expenses related to the Bank of Rio Vista totaled $2.93 million. A majority of this expense was comprised of: (1) legal and other professional fees; (2) contract termination costs; and (3) conversion expenses related to the core processing systems for both Bank of Rio Vista and F&M Bank.

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

Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law changing the Company’s Federal corporate tax rate from 35% to 21%. The Company’s provision for income taxes decreased 45.61% to $14.0 million during 2018 compared to 2017 primarily as a result of: (1) the Federal corporate tax rate change and (2) the Company having amended and planning to amend tax returns in open tax years resulting in a reduction of $990,000 in the Company’s tax provision for 2018. See “Note 1. Significant Accounting Policies – Out of Period Adjustment.” The effective tax rate for 2018 was 23.8% compared to 47.9% during 2017.

Also due to the signing of the Tax Cuts and Jobs Act, during the 4th quarter of 2017, all companies were required to re-measure their deferred tax assets (DTA) and deferred tax liabilities (DTL) at the new corporate tax rate of 21%. This one-time re-measurement resulted in a $6.3 million increase to the Company’s income tax provision in 2017. This DTA re-measurement accompanied by an 8.7% increase in pre-tax earnings resulted in the tax provision increase in 2017.

With the exception of the one-time DTA re-measurement that took place in 2017, tax law causes the Company’s taxes payable to approximate or exceed the current provision for taxes on the income statement. Three provisions have had a significant effect on the Company’s current income tax liability:  (1) the restrictions on the deductibility of credit losses; (2) deductibility of pension and other long-term employee benefits only when paid; and (3) the statutory deferral of deductibility of California franchise taxes on the Company’s federal return.

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

The Company’s investment portfolio at December 31, 2018 was $549.0 million compared to $536.1 million at December 31, 2017, an increase of $12.9 million or 2.4%. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company currently invests most of its available funds in either shorter term U.S. Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company’s total investment portfolio currently represents 16.0% of the Company’s total assets as compared to 17.4% at December 31, 2017.

As of December 31, 2018, the Company held $53.6 million of municipal investments, of which $34.9 million were bank-qualified municipal bonds, all classified as held-to-maturity (“HTM”). In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of December 31, 2018, ninety-nine percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately one percent ($150,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted primarily of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $84.5 million at December 31, 2018 and $121.2 million at December 31, 2017.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale (“AFS”). Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of December 31, 2018 and December 31, 2017, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Investment Portfolio
The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
December 31: (in thousands)	2018		2017		2016
U.S. Treasury Notes	$164,514	$-	$144,164	$-	$134,428	$-
U.S. Government SBA	15,447	-	29,380	-	36,314	-
Government Agency & Government Sponsored Entities	3,039	-	3,128	-	3,241	-
Obligations of States and Political Subdivisions - Non-Taxable	-	53,566	-	54,460	-	58,109
Mortgage Backed Securities	307,045	-	301,914	-	273,270	-
Other	5,351	-	3,010	-	1,010	-
Total Book Value	$495,396	$53,566	$481,596	$54,460	$448,263	$58,109
Fair Value	$495,396	$53,738	$481,596	$58,408	$448,263	$62,388

Analysis of Investment Securities Available-for-Sale
The following table is a summary of the relative maturities and yields of the Company’s investment securities Available-for-Sale as of December 31, 2018.

December 31, 2018 (in thousands)	Fair Value	Average Yield
U.S. Treasury
One year or less	$149,934	2.08%
After one year through five years	14,580	2.32%
Total U.S. Treasury Securities	164,514	2.10%
U.S. Government SBA
After one year through five years	879	3.17%
After five years through ten years	1,472	3.53%
After ten years	13,096	3.17%
Total U.S. Government Securities	15,447	3.21%
Government Agency & Government Sponsored Entities
After one year through five years	3,039	2.91%
Total Government Agency & Government Sponsored Entities	3,039	2.91%
Other
One year or less	5,351	2.22%
Total Other Securities	5,351	2.22%
Mortgage Backed Securities	307,045	2.68%
Total Investment Securities Available-for-Sale	$495,396	2.50%
Note:  The average yield for floating rate securities is calculated using the current stated yield.

Analysis of Investment Securities Held-to-Maturity
The following table is a summary of the relative maturities and yields of the Company’s investment securities Held-to-Maturity as of December 31, 2018. Non-taxable Obligations of States and Political Subdivisions have been calculated on a fully taxable equivalent basis.

December 31, 2018 (in thousands)	Book Value	Average Yield
Obligations of States and Political Subdivisions - Non-Taxable
One year or less	$2,340	4.32%
After one year through five years	2,161	2.07%
After five years through ten years	21,167	3.58%
After ten years	27,898	4.50%
Total Obligations of States and Political Subdivisions - Non-Taxable	53,566	4.03%
Total Investment Securities Held-to-Maturity	$53,566	4.03%

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

Overall, the Company’s loan & lease portfolio at December 31, 2018 totaled $2.6 billion, an increase of $355.9 million or 16.1% over December 31, 2017. This increase occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; (2) expansion in the equipment leasing business; (3) expansion of our service area into the East Bay of San Francisco and Napa; and (4) the acquisition of the Bank of Rio Vista which added $80.5 million to loan balances.  No assurances can be made that this growth in the loan & lease portfolio will continue.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of December 31 of the years indicated.

	2018		2017		2016		2015		2014
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate	$834,476	32.4%	$691,639	31.1%	$674,445	30.9%	$609,602	30.4%	$495,316	28.9%
Agricultural Real Estate	584,625	22.7%	499,231	22.5%	467,685	21.4%	424,034	21.2%	357,207	20.8%
Real Estate Construction	98,568	3.8%	100,206	4.5%	176,462	8.1%	151,974	7.6%	96,519	5.6%
Residential 1st Mortgages	259,736	10.1%	260,751	11.7%	242,247	11.1%	206,405	10.3%	171,880	10.0%
Home Equity Lines and Loans	40,789	1.6%	34,525	1.6%	31,625	1.4%	33,056	1.7%	33,017	1.9%
Agricultural	290,463	11.3%	273,582	12.3%	295,325	13.5%	293,966	14.7%	281,963	16.4%
Commercial	343,834	13.3%	265,703	12.0%	217,577	10.0%	210,804	10.5%	230,819	13.5%
Consumer & Other	19,412	0.8%	6,656	0.3%	6,913	0.3%	6,592	0.3%	4,719	0.3%
Leases	106,217	4.0%	88,957	4.0%	70,986	3.3%	65,054	3.3%	44,217	2.6%
Total Gross Loans & Leases	2,578,120	100.0%	2,221,250	100.0%	2,183,265	100.0%	2,001,487	100.0%	1,715,657	100.0%
Less: Unearned Income	6,879		5,955		5,664		5,128		3,413
Subtotal	2,571,241		2,215,295		2,177,601		1,996,359		1,712,244
Less: Allowance for Credit Losses	55,266		50,342		47,919		41,523		35,401
Loans & Leases, Net	$2,515,975		$2,164,953		$2,129,682		$1,954,836		$1,676,843
There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company on December 31, 2018.

(in thousands)	One Year or Less	Over One Year to Five Years	Over Five Years	Total
Commercial Real Estate	$33,099	$228,391	$565,059	$826,549
Agricultural Real Estate	20,654	111,989	451,982	584,625
Real Estate Construction	62,978	30,915	4,675	98,568
Residential 1st Mortgages	85	8,799	250,852	259,736
Home Equity Lines and Loans	5	601	40,183	40,789
Agricultural	176,913	94,435	19,115	290,463
Commercial	110,641	170,447	62,746	343,834
Consumer & Other	665	7,160	11,587	19,412
Leases	218	43,054	63,993	107,265
Total	$405,258	$695,791	$1,470,192	$2,571,241
Rate Sensitivity:
Fixed Rate	$53,123	$354,924	$779,440	$1,187,487
Variable Rate	352,134	340,868	690,752	1,383,754
Total	$405,257	$695,792	$1,470,192	$2,571,241
Percent	15.76%	27.06%	57.18%	100.00%

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan & lease review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified” and these loans & leases receive increased management attention. As of December 31, 2018, classified loans & leases totaled $14.7 million compared to $8.9 million at December 31, 2017.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. There were no nonaccrual loans & leases at December 31, 2018 and 2017.

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

At December 31, 2018, restructured loans totaled $13.6 million all of which were performing and at December 31, 2017, restructured loans totaled $6.3 million all of which were performing.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate (“ORE”) or, if the collateral is personal property, the loan is classified as other assets on the Company’s financial statements.

The following table sets forth the amount of the Company’s non-performing loans & leases and ORE as of December 31 of the years indicated.

(in thousands)	2018	2017	December 31, 2016	2015	2014
Non-Accrual Loans & Leases
Commercial Real Estate	$-	$-	$-	$19	$-
Agricultural Real Estate	-	-	1,304	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	95	65	77
Home Equity Lines and Loans	-	-	-	538	576
Agricultural	-	-	243	-	18
Commercial	-	-	1,426	1,524	1,586
Consumer & Other	-	-	6	10	13
Total Non-Accrual Loans & Leases	-	-	3,074	2,156	2,270
Accruing Loans & Leases Past Due 90 Days or More
Commercial Real Estate	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer & Other	-	-	-	-	-
Total Accruing Loans & Leases Past Due 90 Days or More	-	-	-	-	-
Total Non-Performing Loans & Leases	$-	$-	$3,074	$2,156	$2,270
Other Real Estate Owned	$873	$873	$3,745	$2,441	$3,299
Total Non-Performing Assets	$873	$873	$6,819	$4,597	$5,569
Restructured Loans & Leases (Performing)	$13,577	$6,301	$4,462	$4,953	$4,955
Non-Performing Loans & Leases as a Percent of Total Loans & Leases	0.00%	0.00%	0.14%	0.11%	0.13%
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

The Company reported $873,000 of ORE at December 31, 2018, and at December 31, 2017. ORE at December 31, 2018 consisted of commercial land.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of December 31, 2018, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

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

•
The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in many areas of California, including those in the Company’s primary service area. As a result, reservoir levels are high and the availability of water in our primary service area should not be an issue. However, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

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

The following table sets forth, by time remaining to maturity, the Company’s time deposits in amounts of $250,000 or more at December 31, 2018.

(in thousands)
Time Deposits of $250,000 or More
Three Months or Less	$104,058
Over Three Months Through Six Months	56,927
Over Six Months Through Twelve Months	31,184
Over Twelve Months	26,853
Total Time Deposits of $250,000 or More	$219,022
Refer to the Year-To-Date Average Balances and Rate Schedules located in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on separate deposit categories.

At December 31, 2018, deposits totaled $3.1 billion. This represents an increase of 12.5% or $339.6 million from December 31, 2017. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; (2) the Company’s expansion of its service area into Walnut Creek and Concord; and (3) the acquisition of the Bank of Rio Vista which added $191.6 million in deposit balances. Market interest rates have been increasing over the past 24 months, resulting in significant competitive pressures on deposit rates.  The Company remains selective in how they respond to competitor rates, which may impact future deposit growth.

Although total deposits have increased 12.5% since December 31, 2017, importantly, low cost transaction accounts have grown at a strong pace:

•	Demand and interest-bearing transaction accounts increased $235.0 million or 16.4% since December 31, 2017.
•	Savings and money market accounts have increased $90.0 million or 11.1% since December 31, 2017.
•	Time deposit accounts have increased $14.6 million or 3.1% since December 31, 2017.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Bank’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at December 31, 2018 or 2017. There were no Federal Funds purchased or advances from the FRB at December 31, 2018 or 2017.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10.0 million through the sale of subordinated debentures to an off-balance sheet trust and its sale of trust-preferred securities. See Note 13, located in “Item 8. Financial Statements and Supplementary Data.” Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital. These securities accrue interest at a variable rate based upon 3-month London InterBank Offered Rate (“LIBOR”) plus 2.85%. Interest rates reset quarterly (the next reset is March 15, 2019) and the rate was 5.64% as of December 31, 2018. The average rate paid for these securities was 5.08% in 2018 and 4.11% in 2017. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $311.2 million at December 31, 2018, and $300.0 million at the end of 2017.

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

The final rules became effective as applied to the Company and the Bank on January 1, 2015, with a phase in period through January 1, 2019. The Company believes that it is currently in compliance with all of these capital requirements and that they did not result in any restrictions on the Company’s business activity.

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

There were no stock repurchases in 2018 or 2017 under the Common Stock Repurchase Plan.  However, in the third quarter of 2018 the Company did repurchase $31.2 million of shares, at $700 per share, in a single transaction from the estate of a large shareholder. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

During 2018, the Company issued a combined total 13,520 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. There were also 2,400 shares issued to individuals during 2018. All of the shares were issued at prices ranging from $635.00 to $690.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

During 2017, the Company issued 4,975 shares of common stock, which were contributed to the Bank’s non-qualified defined contribution retirement plans. The shares issued had prices ranging from $590 per share to $595 per share. These share prices were based upon valuations completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital. See Note 14, located in “Item 8. Financial Statements and Supplementary Data.”

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

See Note 20, located in “Item 8. Financial Statements and Supplementary Data” for a discussion of CECL and the accounting change which will impact our allowance for credit losses in 2020.

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

Valuation of Goodwill - Goodwill is not amortized but instead is periodically tested for impairment. Management performs this impairment analysis on an annual basis as of December 31.  Additionally, events or circumstances are analyzed on an interim basis to determine if there is an indication of a potential impairment.  The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumptions may result in additional impairment of all, or some portion of, goodwill.

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

(in thousands)	December 31, 2018	December 31, 2017
Commitments to Extend Credit	$828,539	$735,678
Letters of Credit	19,108	20,061
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	-	759

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $315,000 at December 31, 2018 and $267,000 at December 31, 2017. We do not anticipate any material losses as a result of these transactions.

Aggregate Contractual Obligations and Commitments
The following table presents, as of December 31, 2018, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. For further information on the nature of each obligation type, see applicable note disclosures located in “Item 8. Financial Statements and Supplementary Data.”

(in thousands)	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Obligations	$2,977	$782	$1,299	$403	$493
Long-Term Subordinated Debentures	10,310	-	-	-	10,310
Deferred Compensation (1)	54,194	1,531	1,115	1,000	50,548
Total	$67,481	$2,313	$2,414	$1,403	$61,351

(1) These amounts represent obligations to participants under the Company’s various non-qualified deferred compensation plans. All amounts have been fully funded in to a Rabbi Trust as of December 31, 2018. See Note 16 located in “Item 8. Financial Statements and Supplementary Data.”

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

Part 3 - An unallocated allowance generally occurs due to the imprecision in estimating and allocating allowance balances associated with macro factors such as: (1) the improving but still challenging economic conditions in the Central Valley; and (2) the long-term risks associated with the availability of water in the Central Valley.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at December 31, 2018 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At December 31, 2018, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.25% if rates increase by 200 basis points and a decrease in net interest income of 5.80% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $78 million and repurchase lines of $130 million with major banks. As of December 31, 2018, the Company has additional borrowing capacity of $565.5 million with the Federal Home Loan Bank and $453.0 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At December 31, 2018, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities available-for-sale of approximately $340.8 million, which represents 10% of total assets.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Farmers & Merchants Bancorp

Report of Management on Internal Control Over Financial Reporting

Management of Farmers & Merchants Bancorp and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 as described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Farmers & Merchants Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework 2013 issued by COSO.

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
March 15, 2019

We have served as the Company’s auditor since 2013.

Farmers & Merchants Bancorp

Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31,
Assets	2018	2017
Cash and Cash Equivalents:
Cash and Due from Banks	$61,058	$65,956
Interest Bearing Deposits with Banks	84,506	121,193
Total Cash and Cash Equivalents	145,564	187,149

Investment Securities:
Available-for-Sale	495,396	481,596
Held-to-Maturity	53,566	54,460
Total Investment Securities	548,962	536,056

Loans & Leases:	2,571,241	2,215,295
Less: Allowance for Credit Losses	55,266	50,342
Loans& Leases, Net	2,515,975	2,164,953

Premises and Equipment, Net	32,623	28,679
Bank Owned Life Insurance, Net	65,117	59,583
Interest Receivable and Other Assets	126,002	99,032
Total Assets	$3,434,243	$3,075,452

Liabilities
Deposits:
Demand	$974,756	$832,652
Interest-Bearing Transaction	694,384	601,476
Savings and Money Market	903,665	813,703
Time	490,027	475,397
Total Deposits	3,062,832	2,723,228

Subordinated Debentures	10,310	10,310
Interest Payable and Other Liabilities	49,886	42,254
Total Liabilities	3,123,028	2,775,792

Commitments & Contingencies (See Note 19)
Shareholders’ Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 783,721 and 812,304
Shares Issued and Outstanding at December 31, 2018 and 2017, respectively.	8	8
Additional Paid-In Capital	72,974	93,624
Retained Earnings	241,221	206,845
Accumulated Other Comprehensive Loss	(2,988)	(817)
Total Shareholders’ Equity	311,215	299,660
Total Liabilities and Shareholders’ Equity	$3,434,243	$3,075,452
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp

Consolidated Statements of Income
(in thousands except per share data)

	Year Ended December 31,
	2018	2017	2016
Interest Income
Interest and Fees on Loans & Leases	$119,837	$102,682	$91,570
Interest on Deposits with Banks	2,755	2,060	287
Interest on Investment Securities:
Taxable	9,257	8,123	5,505
Exempt from Federal Tax	1,604	1,747	1,904
Total Interest Income	133,453	114,612	99,266

Interest Expense
Deposits	7,425	5,865	3,807
Borrowed Funds	1	-	18
Subordinated Debentures	524	424	371
Total Interest Expense	7,950	6,289	4,196

Net Interest Income	125,503	108,323	95,070
Provision for Credit Losses	5,533	2,850	6,335
Net Interest Income After Provision for Credit Losses	119,970	105,473	88,735

Non-Interest Income
Service Charges on Deposit Accounts	3,479	3,453	3,376
Net (Loss) Gain on Investment Securities	(1,260)	131	(284)
Increase in Cash Surrender Value of Life Insurance	1,900	1,822	1,864
Debit Card and ATM Fees	4,365	3,873	3,398
Net Gain on Deferred Compensation Investments	1,088	2,563	1,999
Bargain Purchase Gain	-	-	1,832
Other	5,647	4,920	3,072
Total Non-Interest Income	15,219	16,762	15,257

Non-Interest Expense
Salaries and Employee Benefits	50,054	45,746	41,981
Net Gain on Deferred Compensation Investments	1,088	2,563	1,999
Occupancy	3,905	3,543	2,985
Equipment	4,303	3,994	3,493
Marketing	1,232	1,027	1,191
Legal	968	424	966
FDIC Insurance	912	932	897
Gain on Sale of ORE	-	(414)	(5,941)
Acquisition Expenses	2,933	-	910
Other	10,064	9,939	9,691
Total Non-Interest Expense	75,459	67,754	58,172

Income Before Income Taxes	59,730	54,481	45,820
Provision for Income Taxes	14,203	26,111	16,097
Net Income	$45,527	$28,370	$29,723
Basic and Diluted Earnings Per Common Share	$56.82	$35.03	$37.44
The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net Income	$45,527	$28,370	$29,723

Other Comprehensive Loss
Net Unrealized Loss on Available-for-Sale Securities	(4,343)	(1,011)	(1,330)
Deferred Tax Benefit Related to Unrealized Losses	1,284	281	559

Reclassification Adjustment for Realized Loss (Gain) on Available-for-Sale Securities Included in Net Income	1,261	(131)	284
Tax (Benefit) Expense Related to Reclassification Adjustment	(373)	55	(119)
Change in Net Unrealized Loss on Available-for-Sale Securities, Net of Tax	(2,171)	(806)	(606)

Total Other Comprehensive Loss	(2,171)	(806)	(606)

Comprehensive Income	$43,356	$27,564	$29,117
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands except share and per share data)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance, January 1, 2016	790,787	$8	$81,164	$170,068	$595	$251,835
Net Income				29,723		29,723
Cash Dividends Declared on Common Stock ($13.10 per share)				(10,478)		(10,478)
Issuance of Common Stock	16,542		9,507			9,507
Change in Net Unrealized Gain on Securities Available-for-Sale					(606)	(606)
Balance, December 31, 2016	807,329	$8	$90,671	$189,313	$(11)	$279,981
Net Income				28,370		28,370
Cash Dividends Declared on Common Stock ($13.55 per share)				(10,982)		(10,982)
Issuance of Common Stock	4,975		2,953			2,953
Tax Adjustment of Available-for-Sale Securities Reclassed from AOCI				144	(144)	-
Change in Net Unrealized Gain on Securities Available-for-Sale					(662)	(662)
Balance, December 31, 2017	812,304	$8	$93,624	$206,845	$(817)	$299,660
Net Income				45,527		45,527
Cash Dividends Declared on Common Stock ($13.90 per share)				(11,151)		(11,151)
Repurchase of Common Stock	(44,503)		(31,152)			(31,152)
Issuance of Common Stock	15,920		10,502			10,502
Change in Net Unrealized (Loss) on Securities Available-for-Sale					(2,171)	(2,171)
Balance, December 31, 2018	783,721	$8	$72,974	$241,221	$(2,988)	$311,215
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net Income	$45,527	$28,370	$29,723
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	5,533	2,850	6,335
Depreciation and Amortization	2,421	2,186	1,896
Provision for Deferred Income Taxes	5,462	12,605	(2,299)
Net Amortization of Investment Security Premium & Discounts	861	1,430	1,481
Amortization of Core Deposit Intangible	228	110	13
Accretion of Discount on Acquired Loans	(153)	(202)	(43)
Net Loss (Gain) on Investment Securities	1,260	(131)	284
Net (Gain) Loss on Sale of Property & Equipment	(273)	(1,189)	71
Net Gain on sale of ORE	-	(414)	(5,941)
Bargain Purchase Gain	-	-	(1,832)
Earnings from Equity Investment	(66)	-	-
Dividends from Equity Investment	63	-	-
Gain on Remeasurement of Previously Held Equity Investment	(997)	-	-
Net Change in Operating Assets & Liabilities:
Net Decrease (Increase) in Interest Receivable and Other Assets	(2,098)	(275)	1,056
Net Increase (Decrease) in Interest Payable and Other Liabilities	6	(5,396)	4,068
Net Cash Provided by Operating Activities	57,774	39,944	34,812
Investing Activities
Purchase of Investment Securities Available-for-Sale	(465,414)	(325,573)	(497,797)
Proceeds from Sold, Matured, or Called Securities Available-for-Sale	550,727	289,857	426,142
Purchase of Investment Securities Held-to-Maturity	(9,813)	(1,205)	(2,264)
Proceeds from Matured, or Called Securities Held-to-Maturity	10,647	4,794	5,499
Net Loans & Leases Paid, Originated or Acquired	(276,066)	(38,178)	(148,960)
Principal Collected on Loans & Leases Previously Charged Off	158	259	232
Cash (Paid) Received from Acquisition, Net	(5,987)	-	31,751
Additions to Premises and Equipment	(4,577)	(4,254)	(1,504)
Purchase of Other Investment	(5,750)	(14,380)	(6,825)
Proceeds from Sale of Property & Equipment	986	3,304	-
Proceeds from Sale of ORE	-	3,186	8,282
Net Cash Used in Investing Activities	(205,089)	(82,190)	(185,444)
Financing Activities
Net Increase in Deposits	148,033	141,517	200,524
Stock Repurchases	(31,152)	-	-
Cash Dividends	(11,151)	(10,982)	(10,478)
Net Cash Provided by Financing Activities	105,730	130,535	190,046
Increase (Decrease) in Cash and Cash Equivalents	(41,585)	88,289	39,414
Cash and Cash Equivalents at Beginning of Year	187,149	98,860	59,446
Cash and Cash Equivalents at End of Year	$145,564	$187,149	$98,860
Supplementary Data
Loans Transferred to Foreclosed Assets (ORE)	$-	$-	$538
Cash Payments Made for Income Taxes	$7,971	$13,942	$12,891
Issuance of Common Stock to the Bank’s Non-Qualified Retirement Plans	$10,502	$2,953	$2,586
Interest Paid	$7,731	$6,005	$3,856

Acquisitions:
Fair Value of Assets Acquired	$234,456	$-	$114,871
Fair Value of Liabilities Acquired	$192,809	$-	$103,861
Issuance of Common Stock to Acquired Bank’s Shareholders	$-	$-	$6,921
The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

1.Significant Accounting Policies

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

The Company’s other wholly owned subsidiaries include F & M Bancorp, Inc. and FMCB Statutory Trust I. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank. During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name “F & M Bank” as part of a larger effort to enhance the Company’s image and build brand name recognition. In December 2003, the Company formed a wholly owned subsidiary, FMCB Statutory Trust I, for the sole purpose of issuing Trust Preferred Securities and related subordinated debentures, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). FMCB Statutory Trust I is a non-consolidated subsidiary.

On October 10, 2018, Farmers & Merchants Bancorp completed the acquisition of the Bank of Rio Vista, headquartered in Rio Vista, California, a locally owned and operated community bank established in 1904. As of the acquisition date, Bank of Rio Vista had approximately $217.5 million in assets and three branch locations in the communities of Rio Vista, Walnut Grove, and Lodi. Since the Company had a 39.65% interest in Bank of Rio Vista prior to the acquisition of the remaining interest, the transaction was accounted for as a business combination achieved in stages or a step acquisition. The Company, through an independent valuation, remeasured its previously held equity interest in Bank of Rio Vista at fair value, which resulted in a gain for the excess of the acquisition-date fair value over its carrying value of $997,000 which is included in other non-interest income in the consolidated statements of income. At the effective time of the acquisition, Bank of Rio Vista was merged into Farmers & Merchants Bank of Central California.

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

Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company has defined cash and cash equivalents as those amounts included in the balance sheet captions Cash and Due from Banks, Interest Bearing Deposits with Banks, Federal Funds Sold which have maturity dates of 3 months or less. For these instruments, the carrying amount is a reasonable estimate of fair value.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement; and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of a market adjustment is recognized through earnings.

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

The Company accounts for leases with Investment Tax Credits (ITC) under the deferred method as established in ASC 740-10. ITC are viewed and accounted for as a reduction of the cost of the related assets and presented as deferred income tax on the Company’s financial statement.

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

At December 31, 2018 and 2017, the Company has no material uncertain tax positions and recognized no interest or penalties.  The Company’s policy is to recognize interest and penalties related to income taxes in the provision for income taxes in the Consolidated Statement of Income.

Basic and Diluted Earnings Per Common Share
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

Comprehensive Income
The “Comprehensive Income” topic of the FASB ASC establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income refers to revenues, expenses, gains, and losses that U.S. GAAP recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income includes net income and changes in fair value of its available-for-sale investment securities.

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

Goodwill and Other Intangible Assets: Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill that arises from a business combination is periodically evaluated for impairment at the reporting unit level, at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible (“CDI”) represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and evaluated periodically for impairment. The CDI asset is amortized on a straight-line method over its estimated useful life of ten years. At December 31, 2018, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Core Deposit Intangible Amortization	$639	$626	$611	$593	$573	$2,236	$5,278

We make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit where goodwill is assigned is less than its carrying amount. If we conclude that it is more likely than not that the fair value is more than its carrying amount, no impairment is recorded. Goodwill is tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include, among others, a significant change in legal factors or in the general business climate, significant change in our stock price and market capitalization, unanticipated competition, and an action or assessment by a regulator. If the fair value of a reporting unit is less than its carrying amount, an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value is recognized. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

2. Business Combinations

Bank of Rio Vista

On April 5, 2017, the Company purchased 4.9% of the voting shares of Bank of Rio Vista (BRV).  On July 3, 2017, the Federal Reserve Bank of San Francisco approved the Company’s application to acquire additional voting shares and between July 2017 and March 2018 the Company acquired shares bringing its total to 39.65% of the outstanding shares.  Initially, the Company, as per requirements outlined in ASC 323-10-15-6, did not have the ability to exercise significant influence over BRV’s operating and financial policies.  Accordingly, the investment in BRV was accounted for under the cost method of accounting until March 26, 2018 when the Company entered into a definitive agreement for the acquisition of the remaining 60.35% of the voting shares of Bank of Rio Vista, at which time it changed to the equity method of accounting retroactive to January 1, 2018.  On October 10, 2018, the Company completed the acquisition of the remaining shares.

Bank of Rio Vista was incorporated under the laws of the State of California on April 12, 1904, and operated as a commercial bank with branches in the cities of Rio Vista, Walnut Grove, and Lodi, California. The acquisition enhances our market presence and added $80.5 million in loans, $191.6 million in deposits and $104.1 million in investment securities to the Company. Effective November 30, 2018, the Lodi branch was closed after Management determined that our customers and the business community could be easily supported from our current Lodi locations. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations. The acquisition was treated as a “reorganization” within the meaning of section 368(a)(1)(A) of the Internal Revenue Code and is considered tax-free for U.S. federal income tax purposes.

The following table reflects the book value and estimated fair value of the assets acquired and liabilities assumed related to the Bank of Rio Vista acquisition:

	Bank of Rio Vista
(in thousands)	Book Value	Fair Value
Assets Acquired:
Cash and Cash Equivalents	$22,655	$22,655
Investments	104,118	104,118
Loans	78,437	80,494
Core Deposit Intangible	-	4,670
Goodwill	-	11,183
Deferred Tax	2,813	298
Other Assets	9,470	11,038
Total Assets Acquired	$217,493	$234,456

Liabilities Assumed
Deposits:
Demand	54,450	54,450
Interest-Bearing Transaction	48,469	48,469
Savings and Money Market	62,839	62,839
Time	25,813	25,813
Total Deposits	$191,571	$191,571

Other Liabilities	1,238	1,238
Total liabilities assumed	$192,809	$192,809

Cash Paid		28,642
Value of Previously Held Equity Interest		13,005
Total Merger Consideration		$41,647

The following table presents the net assets acquired from Bank of Rio Vista and the estimated fair value adjustment:

(in thousands)	Acquisition Date October 10, 2018
Book Value of Net Assets Acquired	$24,684
Fair Value Adjustments:
Loans	440
Reversal of Allowance for Loan Loss	1,616
Core Deposit Intangible Asset	4,670
Other Assets & Liabilities, net	1,568
Total Purchase Accounting Adjustments	$8,294

Deferred Tax Asset (tax effect of purchase
accounting adjustments at 29.56%)	(2,452)
DTA Adjustment	(62)
Fair Value of Net Assets Acquired	$30,464

Merger Consideration	41,647
Fair Value of Net Assets Acquired	(30,464)
Goodwill	$11,183

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

The Company recorded a core deposit intangible asset acquisition of $4.7 million which $120 thousand was amortized in 2018.  At December 31, 2018, the future estimated amortization expense on the CDI from the Bank of Rio Vista acquisition is as follows:

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Core Deposit Intangible Amortization	$533	$524	$512	$499	$481	$2,001	$4,550

Other Assets: Other assets are composed of real property assets which include two bank premises. These assets were valued in November 13, 2018 via USPAP-compliant appraisals for the 100% interest in the fee simple estate by a state licensed appraiser.

Deposits: The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the acquisition date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.

The merger consideration is $41.65 million, which includes $28.6 million in cash, to purchase the remaining 2,414 (60.35%) shares outstanding as of October 10, 2018 plus the value of existing 39.65% investment of $13.0 million. The existing holdings were revalued at $8,200 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm.

The Company incurred acquisition-related expenses in 2018 for the Bank of Rio Vista acquisition as follows:

(in thousands)	Year Ended December 31, 2018

Data Processing	$1,978
Professional Services	950
Other	5
Total	$2,933

3. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:
(in thousands)

	Amortized	Gross Unrealized		Fair/Book
December 31, 2018	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,033	$6	$-	$3,039
US Treasury Notes	164,672	-	158	164,514
US Govt SBA	15,601	6	160	15,447
Mortgage Backed Securities (1)	310,982	1,196	5,133	307,045
Other	5,351	-	-	5,351
Total	$499,639	$1,208	$5,451	$495,396

	Amortized	Gross Unrealized		Fair/Book
December 31, 2017	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,080	$48	$-	$3,128
US Treasury Notes	144,606	-	442	144,164
US Govt SBA	29,559	29	208	29,380
Mortgage Backed Securities (1)	302,502	939	1,527	301,914
Other	3,010	-	-	3,010
Total	$482,757	$1,016	$2,177	$481,596

(1) All Mortgage Backed Securities were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows: (in thousands)

	Book	Gross Unrealized		Fair
December 31, 2018	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$53,566	$211	$39	$53,738
Total	$53,566	$211	$39	$53,738

	Book	Gross Unrealized		Fair
December 31, 2017	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$54,460	$776	$-	$55,236
Total	$54,460	$776	$-	$55,236

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at December 31, 2018 by contractual maturity are shown in the following tables. (in thousands)

	Available-for-Sale		Held-to-Maturity
December 31, 2018	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within One Year	$156,840	$156,751	$2,340	$2,342
After One Year Through Five Years	17,097	17,032	2,161	2,162
After Five Years Through Ten Years	1,474	1,472	21,167	21,292
After Ten Years	13,247	13,096	27,898	27,942
	188,658	188,351	53,566	53,738

Investment Securities Not Due at a Single Maturity Date:
Mortgage Backed Securities	310,981	307,045	-	-
Total	$499,639	$495,396	$53,566	$53,738

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

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$124,985	$7	$39,529	$151	$164,514	$158
US Govt SBA	3,250	28	8,618	132	11,868	160
Mortgage Backed Securities	52,289	528	207,271	4,605	259,560	5,133
Total	$180,524	$563	$255,418	$4,888	$435,942	$5,451

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$6,052	$23	$849	$16	$6,901	$39
Total	$6,052	$23	$849	$16	$6,901	$39

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$94,281	$144	$49,883	$298	$144,164	$442
US Govt SBA	8,379	51	12,900	157	21,279	208
Mortgage Backed Securities	126,863	932	43,208	595	170,071	1,527
Total	$229,523	$1,127	$105,991	$1,050	$335,514	$2,177

There were no HTM investments with gross unrealized losses at December 31, 2017.

As of December 31, 2018, the Company held 636 investment securities of which 83 were in an unrealized loss position for less than twelve months and 120 securities were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At December 31, 2018, no securities of government agency and government sponsored entities were in a loss position for less than 12 months and none were in a loss position for 12 months or more. There were no unrealized losses on the Company’s investments in securities of government agency and government sponsored entities at December 31, 2018 or December 31, 2017. Repayment of these investments is guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2018.

U.S. Treasury Notes – At December 31, 2018, 13 U.S. Treasury Note security investments were in a loss position for less than 12 months and 4 were in a loss position for 12 months or more. The unrealized losses on the Company’s investment in US treasury notes were $158,000 at December 31, 2018 and $442,000 at December 31, 2017. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2018 and December 31, 2017.

U.S. Government SBA – At December 31, 2018, 17 U.S. Government SBA security investments were in a loss position for less than 12 months and 53 were in a loss position for 12 months or more. The unrealized losses on the Company’s investment in U.S. Government SBA were $160,000 at December 31, 2018 and $208,000 at December 31, 2017. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2018 and December 31, 2017.

Mortgage Backed Securities - At December 31, 2018, 37 mortgage backed security investments were in a loss position for less than 12 months and 61 was in a loss position for 12 months or more. The unrealized losses on the Company’s investment in mortgage-backed securities were $5.1 million at December 31, 2018 and $1.5 million at December 31, 2017. The unrealized losses were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2018 or 2017.

Obligations of States and Political Subdivisions - At December 31, 2018, 16 obligations of states and political subdivisions were in a loss position for less than 12 months. Two were in a loss position for 12 months or more. As of December 31, 2018, over ninety-nine percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or the issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the one percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligation of states and political subdivisions were $39,000 at December 31, 2018 and $0 at December 31, 2017. Management believes that any unrealized losses on the Company’s investments in obligations of states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2018 and December 31, 2017.

Proceeds from sales and calls of these securities were as follows:

(in thousands)	Gross Proceeds	Gross Gains	Gross Losses
2018	$99,323	$78	$1,338
2017	$7,831	$143	$12
2016	$105,941	$250	$534

Pledged Securities
As of December 31, 2018, securities carried at $268.8 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $214.5 million at December 31, 2017.

4. Federal Home Loan Bank Stock and Other Equity Securities, at Cost

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and other equity securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock and other equity securities are reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets and totaled $12.6 million at December 31, 2018 and $22.6 million, which included the $12 million (39.65%) investment in Bank of Rio Vista stock at December 31, 2017.

5. Loans & Leases

Loans & leases as of December 31 consisted of the following:

(in thousands)	2018	2017
Commercial Real Estate	$834,476	$691,639
Agricultural Real Estate	584,625	499,231
Real Estate Construction	98,568	100,206
Residential 1st Mortgages	259,736	260,751
Home Equity Lines and Loans	40,789	34,525
Agricultural	290,463	273,582
Commercial	343,834	265,703
Consumer & Other	19,412	6,656
Leases	106,217	88,957
Total Gross Loans & Leases	2,578,120	2,221,250
Less: Unearned Income	6,879	5,955
Subtotal	2,571,241	2,215,295
Less: Allowance for Credit Losses	55,266	50,342
Loans & Leases, Net	$2,515,975	$2,164,953

Loan growth for the year ending December 31, 2018 was $356.9 million, which included $80.5 million from the BRV acquisition.

At December 31, 2018, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $753.6 million and $717.8 million, respectively. The borrowing capacity on these loans was $617.8 million from FHLB and $453.0 million from the FRB.

6. Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses at December 31, 2018 and December 31, 2017 by portfolio segment and by impairment methodology (in thousands):

December 31, 2018	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2018	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Charge-Offs	-	-	-	(31)	(8)	-	(613)	(115)	-	-	(767)
Recoveries	2	-	-	15	6	61	20	54	-	-	158
Provision	685	2,007	(597)	81	439	22	3,052	346	659	(1,161)	5,533
Ending Balance- December 31, 2018	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Ending Balance Individually Evaluated for Impairment	234	-	-	125	15	-	185	6	-	-	565
Ending Balance Collectively Evaluated for Impairment	11,375	14,092	1,249	755	2,746	8,242	11,471	488	4,022	261	54,701
Loans & Leases:
Ending Balance	$826,549	$584,625	$98,568	$259,736	$40,789	$290,463	$343,834	$19,412	$107,265	$-	$2,571,241
Ending Balance Individually Evaluated for Impairment	4,676	7,238	-	2,491	297	-	1,639	6	-	-	16,347
Ending Balance Collectively Evaluated for Impairment	821,873	577,387	98,568	257,245	40,492	290,463	342,195	19,406	107,265	-	2,554,894

December 31, 2017	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2017	$11,110	$9,450	$3,223	$865	$2,140	$7,381	$8,515	$200	$3,586	$1,449	$47,919
Charge-Offs	(109)	-	-	(53)	(3)	(374)	-	(146)	-	-	(685)
Recoveries	109	-	-	40	8	17	8	76	-	-	258
Provision	(188)	2,635	(1,377)	(37)	179	1,135	674	79	(223)	(27)	2,850
Ending Balance- December 31, 2017	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Ending Balance Individually Evaluated for Impairment	366	-	-	73	17	-	220	8	-	-	684
Ending Balance Collectively Evaluated for Impairment	10,556	12,085	1,846	742	2,307	8,159	8,977	201	3,363	1,422	49,658
Loans & Leases:
Ending Balance	$684,961	$499,231	$100,206	$260,751	$34,525	$273,582	$265,703	$6,656	$89,680	$-	$2,215,295
Ending Balance Individually Evaluated for Impairment	4,822	-	-	2,373	340	-	1,734	10	-	-	9,279
Ending Balance Collectively Evaluated for Impairment	680,139	499,231	100,206	258,378	34,185	273,582	263,969	6,646	89,680	-	2,206,016

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $2.8 million and $3.0 million at December 31, 2018 and 2017, respectively, which are no longer disclosed or classified as TDR’s.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at December 31, 2018 and December 31, 2017 (in thousands):

December 31, 2018	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$823,983	$2,566	$-	$826,549
Agricultural Real Estate	566,612	4,703	13,310	584,625
Real Estate Construction	98,568	-	-	98,568
Residential 1st Mortgages	259,208	-	528	259,736
Home Equity Lines and Loans	40,744	-	45	40,789
Agricultural	284,561	5,433	469	290,463
Commercial	343,085	163	586	343,834
Consumer & Other	19,229	-	183	19,412
Leases	107,265	-	-	107,265
Total	$2,543,255	$12,865	$15,121	$2,571,241

December 31, 2017	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$677,636	$6,843	$482	$684,961
Agricultural Real Estate	488,672	6,529	4,030	499,231
Real Estate Construction	90,728	9,478	-	100,206
Residential 1st Mortgages	259,795	41	915	260,751
Home Equity Lines and Loans	34,476	-	49	34,525
Agricultural	264,425	6,439	2,718	273,582
Commercial	260,565	4,610	528	265,703
Consumer & Other	6,498	-	158	6,656
Leases	87,497	2,183	-	89,680
Total	$2,170,292	$36,123	$8,880	$2,215,295

See Note 1. Significant Accounting Policies – Allowance for Credit Losses for a description of the internal risk ratings used by the Company. There were no loans & leases outstanding at December 31, 2018 and 2017 rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at December 31, 2018 and December 31, 2017 (in thousands):

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$731	$-	$-	$731	$825,818	$826,549
Agricultural Real Estate	-	-	-	-	-	584,625	584,625
Real Estate Construction	327	-	-	-	327	98,241	98,568
Residential 1st Mortgages	367	-	-	-	367	259,369	259,736
Home Equity Lines and Loans	-	-	-	-	-	40,789	40,789
Agricultural	-	-	-	-	-	290,463	290,463
Commercial	-	-	-	-	-	343,834	343,834
Consumer & Other	13	-	-	-	13	19,399	19,412
Leases	-	-	-	-	-	107,265	107,265
Total	$707	$731	$-	$-	$1,438	$2,569,803	$2,571,241

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$684,961	$684,961
Agricultural Real Estate	-	-	-	-	-	499,231	499,231
Real Estate Construction	-	-	-	-	-	100,206	100,206
Residential 1st Mortgages	448	-	-	-	448	260,303	260,751
Home Equity Lines and Loans	10	-	-	-	10	34,515	34,525
Agricultural	-	-	-	-	-	273,582	273,582
Commercial	180	-	-	-	180	265,523	265,703
Consumer & Other	7	-	-	-	7	6,649	6,656
Leases	-	-	-	-	-	89,680	89,680
Total	$645	$-	$-	$-	$645	$2,214,650	$2,215,295

There were no non-accrual loans & leases at December 31, 2018 or at December 31, 2017. Interest income forgone on loans & leases placed on non-accrual status was $0, $0, and $127,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

The following tables show information related to impaired loans & leases at and for the year ended December 31, 2018 and December 31, 2017 (in thousands):

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$95	$96	$-	$99	$8
Agricultural Real Estate	7,239	7,238	-	3,620	119
Residential 1st Mortgages	-	-	-	226	8
	$7,334	$7,334	$-	$3,945	$135
With an allowance recorded:
Commercial Real Estate	$2,902	$2,892	$234	$2,929	$96
Residential 1st Mortgages	1,640	1,838	82	1,371	48
Home Equity Lines and Loans	74	84	4	76	4
Commercial	1,644	1,639	185	1,834	58
Consumer & Other	6	7	6	7	-
	$6,266	$6,460	$511	$6,217	$206
Total	$13,600	$13,794	$511	$10,162	$341

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$104	$104	$-	$107	$11
Agricultural Real Estate	-	-	-	488	-
Residential 1st Mortgages	911	1,012	-	532	11
Home Equity Lines and Loans	-	-	-	16	-
Agricultural	-	-	-	30	-
	$1,015	$1,116	$-	$1,173	$22
With an allowance recorded:
Commercial Real Estate	$2,973	$2,961	$366	$2,999	$104
Residential 1st Mortgages	508	571	25	469	16
Home Equity Lines and Loans	73	89	4	74	3
Agricultural	-	-	-	409	21
Commercial	1,741	1,734	220	1,693	59
Consumer & Other	8	9	8	11	-
	$5,303	$5,364	$623	$5,655	$203
Total	$6,318	$6,480	$623	$6,828	$225
Total recorded investment shown in the prior table will not equal the total ending balance of loans & leases individually evaluated for impairment on the allocation of allowance table. This is because this table does not include impaired loans that were previously modified in a troubled debt restructuring, are currently performing and are no longer disclosed or classified as TDR’s.

At December 31, 2018, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.

At December 31, 2018, the Company allocated $511,000 of specific reserves to $13.6 million of troubled debt restructured loans, all of which were performing. At December 31, 2017, the Company allocated $623,000 of specific reserves to $6.3 million of troubled debt restructured loans, all of which were performing. The Company had no commitments at December 31, 2018 and December 31, 2017 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ending December 31, 2018, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for 5 years. Modifications involving an extension of the maturity date were for 10 years.

The following table presents loans by class modified as troubled debt restructured loans for the period ended December 31, 2018 (in thousands):

	December 31, 2018
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Agricultural Real Estate	1	$7,239	$7,239
Residential 1st Mortgages	2	286	255
Total	3	$7,525	$7,494

The troubled debt restructurings described above had minimal impact on the allowance for credit losses and resulted in charge-offs of $31,000 for the twelve months ended December 31, 2018.

During the period ended December 31, 2018, there were no payment defaults on loans modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

7. Premises and Equipment

Premises and equipment as of December 31st, consisted of the following:

(in thousands)	2018	2017
Land and Buildings	$39,329	$36,018
Furniture, Fixtures and Equipment	21,136	20,399
Leasehold Improvement	3,606	3,117
Subtotal	64,071	59,534
Less: Accumulated Depreciation and Amortization	31,448	30,855
Total	$32,623	$28,679

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $2,421,000, $2,186,000, and $1,896,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Total rental expense for premises was $834,000, $688,000, and $644,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Rental income was $173,000, $169,000, and $102,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

8. Other Real Estate

The Bank reported $873,000 in other real estate at December 31, 2018, and $873,000 at December 31, 2017. Other real estate includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred. Other real estate is reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets.

9. Time Deposits

Time Deposits of $250,000 or more as of December 31 were as follows:

(in thousands)	2018	2017
Balance	$219,022	$212,574

At December 31, 2018, the scheduled maturities of time deposits were as follows:

(in thousands)	Scheduled Maturities
2019	$400,868
2020	74,908
2021	7,779
2022	4,768
2023	1,704
Total	$490,027

10. Income Taxes

Current and deferred income tax expense (benefit) provided for the years ended December 31 consisted of the following:

(in thousands)	2018	2017	2016
Current
Federal	$2,517	$9,460	$13,101
State	6,224	4,046	4,832
Total Current	8,741	13,506	17,933
Deferred
Federal	5,622	11,154	(1,607)
State	(160)	1,451	(229)
Total Deferred	5,462	12,605	(1,836)
Total Provision for Taxes	$14,203	$26,111	$16,097

The total provision for income taxes differs from the federal statutory rate as follows:

	2018		2017		2016
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax Provision at Federal Statutory Rate	$12,543	21.0%	$19,068	35.0%	$16,037	35.0%
Interest on Obligations of States and Political
Subdivisions exempt from Federal Taxation	(338)	(0.6%)	(617)	(1.1%)	(675)	(1.5%)
State and Local Income Taxes, Net of Federal Income
Tax Benefit	4,791	7.9%	3,573	6.5%	2,992	6.5%
Bank Owned Life Insurance	(434)	(0.7%)	(696)	(1.3%)	(731)	(1.6%)
Low-Income Housing Tax Credit	(1,624)	(2.7%)	(1,546)	(2.8%)	(1,201)	(2.6%)
Out of Period Adjustment	(802)	(1.3%)	-	0.0%	-	0.0%
Bargain Purchase Gain	-	0.0%	-	0.0%	(641)	(1.4%)
Deferred Tax Asset Remeasurement	-	0.0%	6,256	11.5%	-	0.0%
Other, Net	67	0.1%	73	0.1%	316	0.7%
Total Provision for Taxes	$14,203	23.8%	$26,111	47.9%	$16,097	35.1%

The components of net deferred tax assets as of December 31 are as follows: The net deferred tax assets are reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheet.

(in thousands)	2018	2017
Deferred Tax Assets
Allowance for Credit Losses	$15,877	$14,962
Accrued Liabilities	7,444	7,421
Deferred Compensation	11,207	8,996
State Franchise Tax	1,307	850
Acquired Net Operating Loss	715	756
Fair Value Adjustment on Loans Acquired	300	242
Fair Value Adjustment on ORE Acquired	108	108
Unrealized Loss on Securities Available-for-Sale	1,800	373
Low-Income Housing Investment	412	470
Other	7	17
Total Deferred Tax Assets	$39,177	$34,195
Deferred Tax Liabilities
Premises and Equipment	(2,226)	(1,361)
Securities Accretion	(229)	(164)
Leasing Activities	(17,215)	(12,389)
Core Deposit Intangible Asset	(1,560)	(247)
Prepaid	(116)	(964)
Other	(1,000)	(944)
Total Deferred Tax Liabilities	(22,346)	(16,069)
Net Deferred Tax Assets	$16,831	$18,126

The Tax Cuts and Jobs Act of 2017, which lowers the Company’s previous 35% federal corporate tax rate to 21%, was signed into law by President Trump on December 22, 2017. In accordance with the ASC Topic 740, Income Taxes, companies must recognize the effect of tax law changes in the period of enactment. As a result, the Company was required to re-measure its deferred tax assets (DTA) and deferred tax liabilities (DTL) at the new tax rate of 21%. This onetime re-measurement resulted in a $6.3 million increase in the Company’s income tax provision in 2017. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. The net deferred tax assets are reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheet.

The Company and its subsidiaries file income tax returns in the U.S. federal and California jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by the tax authorities for the years before 2014.

11. Short Term Borrowings

As of December 31, 2018 and 2017, the Company had unused lines of credit available for short-term liquidity purposes of $1.2 billion and $1.0 billion, respectively. Federal Funds purchased and advances are generally issued on an overnight basis. There were no advances from the FHLB at December 31, 2018 or 2017. There were no Federal Funds purchased or advances from the FRB at December 31, 2018 or 2017.

12. Federal Home Loan Bank Advances

The Company had no short-term or long-term advances from the Federal Home Loan Bank of San Francisco at December 31, 2018 or 2017.

In accordance with the Collateral Pledge and Security Agreement, advances are secured by all FHLB stock held by the Company. At December 31, 2018, $753.6 million in loans were approved for pledging as collateral on borrowing lines with the FHLB. The borrowing capacity on these loans was $617.8 million.

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

14. Shareholders’ Equity

In 1998, the Board approved the Company’s first common stock repurchase program. This program has been extended and expanded several times since then, and most recently, on November 6, 2018, the Board of Directors approved an extension of the $20 million stock repurchase program to December 31, 2019.

Repurchases under the program may be made from time to time on the open market or through private transactions. The repurchase program also requires that no repurchases may be made if the Bank would not remain “well-capitalized” after the repurchase. There were no stock repurchases made in 2018 or 2017 under the Common Stock Repurchase Plan. However, in the third quarter of 2018 the Company did repurchase $31.2 million of shares, at $700 per share, in a single transaction from the estate of a large shareholder.

Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. Under regulations controlling California state chartered banks, the Bank is, to some extent, limited in the amount of dividends that can be paid to the Company without prior approval of the California DBO. These regulations require approval if total dividends declared by a state chartered bank in any calendar year exceed the bank’s net profits for that year combined with its retained net profits for the preceding two calendar years.

During 2018, the Company issued a combined total 13,520 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. There were also 2,400 shares issued to individuals during 2018. All of the shares were issued at prices ranging from $635.00 to $690.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

The Company and the Bank are subject to various federal regulatory capital requirements under the Basel III Capital Rules. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The final rules became effective as applied to the Company and the Bank on January 1, 2015, with a phase in period through January 1, 2019. The Company believes that it is currently in compliance with all of these capital requirements and that they did not result in any restrictions on the Company’s business activity.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$346,763	11.39%	$243,455	8.0%	$304,319	10.0%
Total Consolidated Capital to Risk Weighted Assets	$346,845	11.40%	$243,459	8.0%	N/A	N/A
Total Bank Common Equity Tier 1 Capital Ratio	$308,507	10.14%	$136,944	4.5%	$197,807	6.5%
Total Consolidated Common Equity Tier 1 Capital Ratio	$298,588	9.81%	$136,945	4.5%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$308,507	10.14%	$182,591	6.0%	$243,455	8.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$308,588	10.14%	$182,594	6.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$308,507	9.15%	$134,822	3.0%	$168,527	5.0%
Tier 1 Consolidated Capital to Average Assets	$308,588	9.08%	$135,949	3.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$330,041	12.66%	$208,552	8.0%	$260,691	10.0%
Total Consolidated Capital to Risk Weighted Assets	$342,210	13.07%	$209,532	8.0%	N/A	N/A
Total Bank Common Equity Tier 1 Capital Ratio	$297,232	11.40%	$117,311	4.5%	$169,449	6.5%
Total Consolidated Common Equity Tier 1 Capital Ratio	$299,401	11.43%	$117,862	4.5%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$297,232	11.40%	$156,414	6.0%	$208,552	8.0%
Tier 1 Consolidated Capital to Risk Weighted Assets	$309,250	11.81%	$157,150	6.0%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$297,232	9.65%	$123,178	4.0%	$153,972	5.0%
Tier 1 Consolidated Capital to Average Assets	$309,250	9.99%	$123,790	4.0%	N/A	N/A

As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act, federal bank agencies have issued a joint proposed rule whereby most qualifying community banking organizations with less than $10 billion in total consolidated assets, that meet risk-based qualifying criteria, and have a community bank leverage ratio (“CBLR”) of greater than 9 percent would be able to opt into a new community banking leverage ratio framework.  Such a community banking organization would not be subject to other risk-based and leverage capital requirements (including the Basel III and Basel IV requirements) and would be considered to have met the well capitalized ratio requirements.  The CBLR is determined by dividing a financial institution’s tangible equity capital by its average.

15. Dividends and Basic Earnings Per Common Share

Total cash dividends during 2018 were $11,151,000 or $13.90 per share of common stock, an increase of 2.6% per share from $10,982,000 or $13.55 per share in 2017. In 2016, cash dividends totaled $10,478,000 or $13.10 per share.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has no securities or other contracts, such as stock options, the could require the issuance of common stock.  Accordingly, diluted earnings per share are not presented. The following table calculates the basic earnings per common share for the periods indicated.

(net income in thousands)	2018	2017	2016
Net Income	$45,527	$28,370	$29,723
Weighted Average Number of Common Shares Outstanding	801,229	809,834	793,970
Basic Earnings Per Common Share	$56.82	$35.03	$37.44

16. Employee Benefit Plans

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $1.2 million, $1.0 million, and $975,000 for the years ended December 31, 2018, 2017, and 2016, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $1.4 million, $1.2 million, and $1.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions and after tax (Roth) contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

Executive Retirement Plan and Life Insurance Arrangements
The Company, through the Bank, sponsors an Executive Retirement Plan for certain executive level employees. The Executive Retirement Plan is a non-qualified defined contribution plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. The Plan is comprised of: (1) a Performance Component which makes contributions based upon long-term cumulative profitability and increase in market value of the Company; (2) a Salary Component which makes contributions based upon participant salary levels; and (3) an Equity Component for which contributions are discretionary and subject to Board of Directors approval. Executive Retirement Plan contributions are invested in a mix of financial instruments; however, the Equity Component contributions are invested primarily in stock of the Company.

The Company expensed $6.2 million to the Executive Retirement Plan during the year ended December 31, 2018, $4.3 million during the year ended December 31, 2017 and $3.8 million during the year ended December 31, 2016. The Company’s total accrued liability under the Executive Retirement Plan was $48.5 million as of December 31, 2018 and $43.3 million as of December 31, 2017. All amounts have been fully funded into a Rabbi Trust as of December 31, 2018.

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

The Company earned tax-exempt interest on the life insurance policies of $1.9 million for the year ended December 31, 2018, $1.8 million for the year ended December 31, 2017, and $1.9 million for the year ended December 31, 2016. As of December 31, 2018 and 2017, the total cash surrender value of the insurance policies was $65.1 million and $59.6 million, respectively.

Senior Management Retention Plan
The Company, through the Bank, sponsors a Senior Management Retention Plan (“SMRP”) for certain senior level employees. The SMRP is a non-qualified defined contribution plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. All contributions are discretionary and subject to the Board of Directors approval. Contributions are invested primarily in stock of the Company. The Company expensed $1.5 million to the SMRP during the year ended December 31, 2018, $765,000 during the year ended December 31, 2017 and $627,000 during the year ended December 31, 2016. The Company’s total accrued liability under the SMRP was $5.7 million as of December 31, 2018 and $4.4 million as of December 31, 2017. All amounts have been fully funded into a Rabbi Trust as of December 31, 2018.

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

		Fair Value Measurements At December 31, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,039	$-	$3,039	$-
US Treasury Notes	164,514	164,514	-	-
US Govt SBA	15,447	-	15,447	-
Mortgage Backed Securities	307,045	-	307,045	-
Other	5,351	202	310	4,839
Total Assets Measured at Fair Value On a Recurring Basis	$495,396	$164,716	$325,841	$4,839

		Fair Value Measurements At December 31, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,128	$-	$3,128	$-
US Treasury Notes	144,164	144,164	-	-
US Govt SBA	29,380	-	29,380	-
Mortgage Backed Securities	301,914	-	301,914	-
Other	3,010	200	310	2,500
Total Assets Measured at Fair Value On a Recurring Basis	$481,596	$144,364	$334,732	$2,500

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the year ended December 31, 2018, there were no transfers in or out of level 1, 2, or 3.

The available for sale investment securities categorized as Level 3 assets for year ended December 31, 2018 consisted of: (1) $2.5 million in a limited liability company (LLC) that invests in CRA qualified SBA loans; (2) $1.6 million in registered warrants issued by California reclamation districts; and (3) $745,000 in Pacific Coast Bankers’ Bank and The Independent Bankers’ Bank stock. These securities are not actively traded. The significant unobservable data reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average lives and credit information. There were no gains, losses or transfers in or out of level 3 during the year ended December 31, 2018.

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

		Fair Value Measurements At December 31, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$2,658	$-	$-	$2,658
Residential 1st Mortgage	1,550	-	-	1,550
Home Equity Lines and Loans	70	-	-	70
Commercial	1,454	-	-	1,454
Total Impaired Loans	5,732	-	-	5,732
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,605	$-	$-	$6,605

		Fair Value Measurements At December 31, 2017, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$2,595	$-	$-	$2,595
Residential 1st Mortgage	997	-	-	997
Home Equity Lines and Loans	75	-	-	75
Commercial	1,514	-	-	1,514
Total Impaired Loans	5,181	-	-	5,181
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,054	$-	$-	$6,054

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2018:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Commercial Real Estate	$2,658	Income Approach	Capitalization Rate	3.25%, 3.25%
Residential 1st Mortgages	$1,550	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% -4%, 3%
Home Equity Lines and Loans	$70	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 2%
Commercial	$1,454	Income Approach	Capitalization Rate	2.95% - 8.70%, 3.40%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
December 31, 2018 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$145,564	$145,564	$-	$-	$145,564

Investment Securities Available-for-Sale	495,396	164,716	325,841	4,839	495,396

Investment Securities Held-to-Maturity	53,566	-	35,083	18,655	53,738

FHLB Stock	12,636	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance	2,515,975	-	-	2,485,182	2,485,182
Accrued Interest Receivable	14,098	-	14,098	-	14,098

Liabilities:
Deposits	3,062,832	2,572,805	485,766	-	3,058,571
Subordinated Debentures	10,310	-	7,745	-	7,745
Accrued Interest Payable	1,365	-	1,365	-	1,365

		Fair Value of Financial Instruments Using
December 31, 2017 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$187,149	$187,149	$-	$-	$187,149

Investment Securities Available-for-Sale	481,596	144,364	334,732	2,500	481,596

Investment Securities Held-to-Maturity	54,460	-	38,492	16,744	55,236

FHLB Stock	10,342	N/A	N/A	N/A	N/A
Loans & Leases, Net of Deferred Fees & Allowance	2,164,953	-	-	2,137,987	2,137,987
Accrued Interest Receivable	10,999	-	10,999	-	10,999

Liabilities:
Deposits	2,723,228	2,247,831	472,671	-	2,720,502
Subordinated Debentures	10,310	-	7,428	-	7,428
Accrued Interest Payable	1,137	-	1,137	-	1,137

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

(in thousands)	December 31, 2018	December 31, 2017
Commitments to Extend Credit	$828,539	$735,678
Letters of Credit	19,108	20,061
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	-	759

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Outstanding standby letters of credit have maturity dates ranging from 1 to 37 months with final expiration in January 2022. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company is obligated under a number of noncancellable operating leases for premises and equipment used for banking purposes. Minimum future rental commitments under noncancellable operating leases as of December 31, 2018, were $782,000, $743,000, $555,000, $231,000, and $173,000 for the years 2019 through 2023, and $493,000 for the remaining term of the leases.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

The Company may be required to maintain average reserves on deposit with the Federal Reserve Bank primarily based on deposits outstanding. There were no reserve requirements during 2018 or 2017.

20. Recent Accounting Developments

Recently Adopted Accounting Guidance
The following paragraphs provide descriptions of recently adopted accounting standards that may have had a material effect on the Company’s financial position or results of operations.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and debit card and ATM fees, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption were not retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the ASU changes the income statement impact of equity investments held by the Company and the requirement for the Company to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The Company adopted the ASU provisions on January 1, 2018. The adoption of the ASU resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets.  See Note 18 – Fair Value of Financial Instruments for further information regarding the valuation of these loans.

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

Accounting Guidance Pending Adoption at December 31, 2018
The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The new guidance is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The Company has selected a vendor to analyze our loan data and has chosen an implementation team. The Company is currently gathering and analyzing the loan and lease data on a monthly basis. The Company has completed its preliminary implementation of the model, and believes final implementation will not have a significant impact on the Bank’s ALLL.

In February 2016, the Financial Accounting Standards Board (FASB) issued a new lease accounting standard that is effective 2019 for public companies. This new standard requires lessees to record assets and liabilities on the balance sheet for all leases with a lease term of 12 months or longer. The new standard increases transparency and comparability by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The new standard requires organizations to recognize the ROU asset and lease liabilities by lessees for those classified as an operating lease under ASC 840. Organization will also need to consider the effect deferred rent will have on the calculation. Under ASC 840, we identified deferred rent to be immaterial and was expensed at the inception of the lease. As such, we have accounted for deferred rent being immaterial under ASC 842. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. F&M Bank expects to apply the guidance using the cumulative-effect approach, with certain practical expedients available.

The standard will be effective for us beginning January 1, 2019, with early adoption permitted. We elected to adopt the standard effective January 1, 2019. We elected the available practical expedients on adoption. In preparation for adoption of the standard, we have implemented internal controls and key system functionality to enable the preparation of financial information.

The standard will not have a material impact on our consolidated balance sheets nor on our consolidated income statements. The most significant impact will be the recognition of the ROU assets and lease liabilities for operating leases, while our accounting for capital leases remain substantially unchanged.

The Company has retained the services of a third party to assist in the implementation of the new lease accounting standard.

21. Parent Company Financial Information

The following financial information is presented as of December 31 for the periods indicated.

Farmers & Merchants Bancorp
Condensed Balance Sheets

(in thousands)	2018	2017
Cash	$335	$332
Investment in Farmers & Merchants Bank of Central California	321,134	297,643
Investment Securities	409	409
Other Assets	(57)	12,006
Total Assets	$321,821	$310,390

Subordinated Debentures	$10,310	$10,310
Liabilities	296	420
Shareholders’ Equity	311,215	299,660
Total Liabilities and Shareholders’ Equity	$321,821	$310,390

Farmers & Merchants Bancorp
Condensed Statements of Income

	Year Ended December 31,
(in thousands)	2018	2017	2016
Equity in Undistributed Earnings in Farmers & Merchants Bank of Central California	$(26,488)	$5,575	$17,043
Dividends from Subsidiary	73,010	23,575	14,275
Interest Income	16	13	11
Other Expenses, Net	(1,527)	(1,552)	(2,485)
Tax Benefit	516	759	879
Net Income	$45,527	$28,370	$29,723

Farmers & Merchants Bancorp
Condensed Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash Flows from Operating Activities:
Net Income	$45,527	$28,370	$29,723
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Net Earnings from Subsidiary	26,488	(5,575)	(17,043)
Net (Increase) Decrease in Other Assets	(125)	(11,822)	(124)
Net Increase (Decrease) in Liabilities	(942)	112	49
Net Cash Provided by Operating Activities	70,948	11,085	12,605
Investing Activities:
Securities Sold or Matured	-	1	-
Payments for Business Acquisition	(28,642)	-	(2,207)
Payments for Investments in Subsidiaries	(10,503)	(2,953)	(2,586)
Net Cash Used by Investing Activities	(39,145)	(2,952)	(4,793)
Financing Activities:
Stock Repurchased	(31,152)	-	-
Issuance of Common Stock	10,503	2,953	2,586
Cash Dividends	(11,151)	(10,982)	(10,478)
Net Cash Used by Financing Activities	(31,800)	(8,029)	(7,892)
Increase (Decrease) in Cash and Cash Equivalents	3	104	(80)
Cash and Cash Equivalents at Beginning of Year	332	228	308
Cash and Cash Equivalents at End of Year	$335	$332	$228

22. Quarterly Unaudited Financial Data

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in 2018 and 2017. This information is derived from unaudited consolidated financial statements that include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

2018 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Interest Income	$30,428	$32,161	$34,065	$36,799	$133,453
Total Interest Expense	1,522	1,660	2,157	2,611	7,950
Net Interest Income	28,906	30,501	31,908	34,188	125,503
Provision for Credit Losses	333	500	2,500	2,200	5,533
Net Interest Income After
Provision for Credit Losses	28,573	30,001	29,408	31,988	119,970
Total Non-Interest Income	4,665	2,283	4,208	4,063	15,219
Total Non-Interest Expense	19,936	18,145	18,621	18,757	75,459
Income Before Income Taxes	13,302	14,139	14,995	17,294	59,730
Provision for Income Taxes	3,361	3,589	2,995	4,258	14,203
Net Income	$9,941	$10,550	$12,000	$13,036	$45,527
Basic Earnings Per Common Share	$12.24	$12.90	$15.12	$16.56	$56.82

2017 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Interest Income	$27,242	$28,069	$29,609	$29,692	$114,612
Total Interest Expense	1,376	1,538	1,759	1,616	6,289
Net Interest Income	25,866	26,531	27,850	28,076	108,323
Provision for Credit Losses	600	650	1,600	-	2,850
Net Interest Income After
Provision for Credit Losses	25,266	25,881	26,250	28,076	105,473
Total Non-Interest Income	5,406	3,539	3,638	4,179	16,762
Total Non-Interest Expense	18,422	16,525	16,307	16,500	67,754
Income Before Income Taxes	12,250	12,895	13,581	15,755	54,481
Provision for Income Taxes	4,429	4,708	5,000	11,974	26,111
Net Income	$7,821	$8,187	$8,581	$3,781	$28,370
Basic Earnings Per Common Share	$9.68	$10.12	$10.59	$4.64	$35.03

23. Subsequent Events

On or about March 15, 2019, the Company will issue 3,586 shares of common stock to the Bank’s non-qualified defined contribution retirement plans at a price of $715 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.  The proceeds will be contributed to the Bank as equity capital.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

The Company maintains controls and procedures designed to ensure that all relevant information is recorded and reported in all filings of financial reports. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2018.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding the Executive Officers of the Company and/or Bank:

Name and Position(s)	Age	Principal Occupation during the Past Five Years

Kent A. Steinwert Chairman, President & Chief Executive Officer of the Company and Bank	66	Chairman, President & Chief Executive Officer of the Company and Bank.

Deborah E. Skinner Executive Vice President & Chief Administrative Officer of the Bank	56	Executive Vice President & Chief Administrative Officer of the Bank.

Stephen W. Haley Executive Vice President & Chief Financial Officer & Secretary of the Company and Bank	65	Executive Vice President & Chief Financial Officer of the Company and Bank.

Kenneth W. Smith Executive Vice President & Senior Credit Officer of the Company and Bank	59	Executive Vice President & Senior Credit Officer of the Company and Bank.

David M. Zitterow Executive Vice President, Wholesale Banking Division of the Bank	46
Executive Vice President, Wholesale Banking Division Manager – Farmers & Merchants Bank since May 2017.

Senior Vice President – Northern California Regional Executive – Umpqua Bank, April 2014 – May 2017.

Senior Vice President – Head of Business Banking - Umpqua Bank, July 2013 to April 2014.

Jay J. Colombini Executive Vice President, Wholesale Banking Division of the Bank	56	Executive Vice President, Wholesale Banking Division Manager of the Bank.

Ryan J. Misasi Executive Vice President, Retail Banking Division of the Bank	42	Executive Vice President, Retail Banking Division of the Bank since May 29, 2014. Executive Vice President and Chief Retail Officer – Patelco Credit Union from December 2011 to April 2014.

Also, see “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders which will be filed with the SEC and which is incorporated herein by reference. During 2018, there were no changes in procedures for the election of directors.

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

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A. The Company does not have any equity compensation plans, which require disclosure under Item 201(d) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements. Incorporated herein by reference, are listed in Item 8 hereof.

(2) Financial Statement Schedules. Not applicable.

(3) Exhibits.

Exhibit Number	Description

3.1
Amended Certificate of Incorporation (incorporated by reference Proposal #2 in the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders, Appendices 1 and 2 to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2007 Annual Meeting of Stockholders, and Exhibit 3(i) to the Registrant’s Current Report on Form 8-K dated April 30, 1999).

3.2
Amended By-Laws (incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 4, 2016, the Registrant’s Current Report on Form 8-K dated September 19, 2008, Appendix 3 to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2007 Annual Meeting of Stockholders, Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 7, 2005, and Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K dated April 30, 1999

3.3
Certificate of Designation for the Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement between Farmers & Merchants Bancorp and Registrar and Transfer Company, dated as of August 5, 2008, filed as Exhibit 4.1 below), filed on the Registrant’s Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.

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
*Filed herewith

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp (Registrant)

	By	/s/ Stephen W. Haley

Dated: March 15, 2019		Stephen W. Haley
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2019.

/s/ Kent A. Steinwert
Chairman, President & Chief Executive Officer
Kent A. Steinwert	(Principal Executive Officer)

/s/ Stephen W. Haley
Executive Vice President & Chief Financial Officer
Stephen W. Haley	(Principal Financial and Accounting Officer)

/s/ Gary Long	/s/ Calvin Suess

Gary Long, Director	Calvin Suess, Director

/s/ Kevin Sanguinetti	/s/ Edward Corum, Jr.

Kevin Sanguinetti, Director	Edward Corum, Jr., Director

/s/ Stephenson K. Green	/s/ Terrence A. Young, Director

Stephenson K. Green, Director	Terrence A. Young, Director