Form 10-Q
period 2019-03-31
FARMERS & MERCHANTS BANCORP
filed 2019-05-10
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	FMCB	OTCQX

Number of shares of common stock of the registrant 787,307 outstanding as of May 3, 2019.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets
(in thousands except share data)

	March 31, 2019	December 31, 2018	March 31, 2018
Assets	(Unaudited)		(Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$54,444	$61,058	$37,974
Interest Bearing Deposits with Banks	43,366	84,506	97,010
Total Cash and Cash Equivalents	97,810	145,564	134,984

Investment Securities:
Available-for-Sale	491,289	495,396	495,814
Held-to-Maturity	54,412	53,566	53,527
Total Investment Securities	545,701	548,962	549,341

Loans & Leases:	2,563,968	2,571,241	2,235,083
Less: Allowance for Credit Losses	54,907	55,266	50,677
Loans & Leases, Net	2,509,061	2,515,975	2,184,406

Premises and Equipment, Net	32,380	32,623	28,491
Bank Owned Life Insurance	65,609	65,117	60,035
Interest Receivable and Other Assets	145,354	126,002	102,726
Total Assets	$3,395,915	$3,434,243	$3,059,983

Liabilities
Deposits:
Demand	$915,164	$974,756	$797,435
Interest Bearing Transaction	655,117	694,384	589,883
Savings and Money Market	912,977	903,665	831,324
Time	524,782	490,027	482,763
Total Deposits	3,008,040	3,062,832	2,701,405

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	47,247	49,886	42,392
Total Liabilities	3,065,597	3,123,028	2,754,107

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 787,307, 783,721 and 812,304, Shares Issued and Outstanding at March 31, 2019, December 31, 2018 and March 31, 2018, Respectively	8	8	8
Additional Paid-In Capital	75,538	72,974	93,624
Retained Earnings	254,770	241,221	216,786
Accumulated Other Comprehensive Loss	2	(2,988)	(4,542)
Total Shareholders' Equity	330,318	311,215	305,876
Total Liabilities and Shareholders' Equity	$3,395,915	$3,434,243	$3,059,983

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months Ended March 31,
	2019	2018
Interest Income
Interest and Fees on Loans & Leases	$33,177	$27,044
Interest on Deposits with Banks	1,125	585
Interest on Investment Securities:
Taxable	2,427	2,381
Exempt from Federal Tax	444	418
Total Interest Income	37,173	30,428

Interest Expense
Deposits	2,821	1,405
Subordinated Debentures	145	117
Total Interest Expense	2,966	1,522

Net Interest Income	34,207	28,906
Provision for Credit Losses	-	333
Net Interest Income After Provision for Credit Losses	34,207	28,573

Non-Interest Income
Service Charges on Deposit Accounts	876	817
Increase in Cash Surrender Value of Life Insurance	492	452
Debit Card and ATM Fees	1,177	1,016
Net Gain on Deferred Compensation Investments	1,045	782
Other	874	1,598
Total Non-Interest Income	4,464	4,665

Non-Interest Expense
Salaries and Employee Benefits	13,424	13,527
Net Gain on Deferred Compensation Investments	1,045	782
Occupancy	1,040	942
Equipment	1,177	1,023
Marketing	380	329
Legal	869	440
FDIC Insurance	241	239
Other	2,269	2,654
Total Non-Interest Expense	20,445	19,936

Income Before Income Taxes	18,226	13,302
Provision for Income Taxes	4,677	3,361
Net Income	$13,549	$9,941
Basic and Diluted Earnings Per Common Share	$17.27	$12.24

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended March 31,
	2019	2018
Net Income	$13,549	$9,941

Other Comprehensive Income
Increase in Net Unrealized Gain (Loss) on Available-for-Sale Securities	4,246	(5,288)
Deferred Tax (Expense) Benefit Related to Unrealized (Gains) Losses	(1,256)	1,563
Change in Net Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax	2,990	(3,725)
Total Other Comprehensive Income (Loss)	2,990	(3,725)

Comprehensive Income	$16,539	$6,216

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance, January 1, 2018	812,304	$8	$93,624	$206,845	$(817)	$299,660
Net Income		-	-	9,941	-	9,941
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	(3,725)	(3,725)
Balance, March 31, 2018	812,304	$8	$93,624	$216,786	$(4,542)	$305,876

Balance, January 1, 2019	783,721	$8	$72,974	$241,221	$(2,988)	$311,215
Net Income		-	-	13,549	-	13,549
Issuance of Common Stock	3,586	-	2,564	-	-	2,564
Change in Net Unrealized Gain on Securities Available-for-Sale, net of tax		-	-	-	2,990	2,990
Balance, March 31, 2019	787,307	$8	$75,538	$254,770	$2	$330,318

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Operating Activities:
Net Income	$13,549	$9,941
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Credit Losses	-	333
Depreciation and Amortization	692	582
Net Amortization of Investment Security Premiums & Discounts	115	277
Amortization of Core Deposit Intangible	160	27
Accretion of Discount on Acquired Loans	(5)	(18)
Net (Gain) on Sale of Property & Equipment	-	(292)
Net Change in Operating Assets & Liabilities:
Net (Increase) Decrease in Interest Receivable and Other Assets	6,456	(2,525)
Net (Decrease) Increase in Interest Payable and Other Liabilities	(2,080)	682
Net Cash Provided by Operating Activities	18,887	9,007
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(155,798)	(109,482)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	138,952	89,724
Purchase of Investment Securities Held-to-Maturity	(2,025)	(1,952)
Proceeds from Matured or Called Securities Held-to-Maturity	1,160	2,870
Net Loans & Leases Paid, Originated or Acquired	6,877	(19,791)
Principal Collected on Loans & Leases Previously Charged Off	42	23
Additions to Premises and Equipment	(449)	(1,085)
Purchase of Other Investments	(608)	(639)
Proceeds from Sale of Property & Equipment	-	983
Net Cash Used in Investing Activities	(11,849)	(39,349)
Financing Activities:
Net Decrease in Deposits	(54,792)	(21,823)
Net Cash Used in Financing Activities	(54,792)	(21,823)
Decrease in Cash and Cash Equivalents	(47,754)	(52,165)
Cash and Cash Equivalents at Beginning of Period	145,564	187,149
Cash and Cash Equivalents at End of Period	$97,810	$134,984
Supplementary Data
Issuance of Common Stock to the Bank's Non-Qualified Retirement Plans	$2,564	$-
Interest Paid	$2,128	$1,750
Supplementary Noncash Disclosure
Security (purchases) sales settled in subsequent period	$25,000	$-

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. See “Financial Condition – Critical Accounting Policies and Estimates” in the Company’s 2018 Annual Report to Shareholders on Form 10-K.

Certain amounts in the prior years' financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation. These reclassifications had no effect on previously reported net income or total shareholders’ equity.

New Accounting Changes
The FASB issued guidance in February 2016, with amendments in 2018 and 2019, which changed the accounting for leases. The guidance requires lessees to recognize right-of-use (ROU) assets and lease liabilities for most leases where we are the lessee in the Consolidated Statement of Financial Position. The guidance also made some changes to lessor accounting, including the elimination of the use of third-party residual value guarantee insurance in the lease classification test, and overall aligns with the new revenue recognition guidance. The guidance also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs (IDC’s). From a lessor perspective, the changes in lease termination guidance, IDC and removal of third-party residual value guarantee insurance in the lease classification test did not have a material impact on the consolidated financial results. We adopted ASU No. 2016-02 Leases (Topic 842), as of January 1, 2019, using the cumulative effect transition approach. The cumulative effect transition approach provides a method for recording existing leases at adoption and not restated comparative periods; rather the effect of the change is recorded at the beginning of the year of adoption.  The Company elected the ASU’s package of three practical expedients, which allowed the Company to forego a reassessment of (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial direct costs for any existing leases. The Company elected the option not to separate lease and non-lease components and instead to account for them as a single lease component and the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets.

The Company has several lease agreements, such as branch locations, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated statements of condition. The new guidance requires these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability.

Our operating leases relate primarily to office space and bank branches. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use ("ROU") asset of $4.73 million and an operating lease liability of $4.73 million on January 1, 2019, with no impact on our consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. See Note 7 – “Leases” for additional information.

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

At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's and Bank's regulators, including the Federal Reserve Board (“FRB”), the California Department of Business Oversight (“DBO”) and the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations. See Note 8 “Recent Accounting Pronouncements” for a discussion of ASU 2016-13 and the accounting changes which will impact our allowance for credit losses in 2020.

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

At March 31, 2019 and 2018, the Company has no material uncertain tax positions and recognized no interest or penalties.  The Company's policy is to recognize interest and penalties related to income taxes in the provision for income taxes in the Consolidated Statement of Income.

Basic and Diluted Earnings Per Common Share
The Company’s common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore, basic and diluted earnings per common share are reflected as the same amounts.  See Note 6 for additional information.

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

Business Combinations And Related Matters
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the fair value over the purchase price of net assets and other identifiable intangible assets acquired is recorded as bargain purchase gain. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of operations from the date of acquisition. Acquisition-related costs, including conversion charges, are expensed as incurred. The Company applied this guidance to the acquisition of Bank of Rio Vista (BRV) which was consummated on October 10, 2018. The Company's consolidated financial statements reflect the operations of Bank of Rio Vista beginning October 11, 2018.

Goodwill and Other Intangible Assets: Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill that arises from a business combination is periodically evaluated for impairment at the reporting unit level, at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible ("CDI") represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and evaluated periodically for impairment. The CDI asset is amortized on a straight-line method over its estimated useful life of ten years. At March 31, 2019, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Core Deposit Intangible Amortization	$480	$626	$611	$593	$573	$2,236	$5,119

We make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit where goodwill is assigned is less than its carrying amount. If we conclude that it is more likely than not that the fair value is more than its carrying amount, no impairment is recorded. Goodwill is tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include, among others, a significant change in legal factors or in the general business climate, significant change in our stock price and market capitalization, unanticipated competition, and an action or assessment by a regulator. If the fair value of a reporting unit is less than its carrying amount, an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value is recognized. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

2. Investment Securities
The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows  (in thousands):

	Amortized	Gross Unrealized		Fair/Book
March 31, 2019	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,021	$6	$-	$3,027
US Treasury Notes	164,660	48	34	164,674
US Govt SBA	14,554	5	147	14,412
Mortgage Backed Securities (1)	303,895	1,764	1,639	304,020
Other	5,156	-	-	5,156
Total	$491,286	$1,823	$1,820	$491,289

	Amortized	Gross Unrealized		Fair/Book
December 31, 2018	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,033	$6	$-	$3,039
US Treasury Notes	164,672	-	158	164,514
US Govt SBA	15,601	6	160	15,447
Mortgage Backed Securities (1)	310,982	1,196	5,133	307,045
Other	5,351	-	-	5,351
Total	$499,639	$1,208	$5,451	$495,396

	Amortized	Gross Unrealized		Fair/Book
March 31, 2018	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,068	$27	$-	$3,095
US Treasury Notes	144,147	3	741	143,409
US Govt SBA	27,786	12	261	27,537
Mortgage Backed Securities (1)	324,251	393	5,881	318,763
Other	3,010	-	-	3,010
Total	$502,262	$435	$6,883	$495,814

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
March 31, 2019	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$54,412	$571	$1	$54,982
Total	$54,412	$571	$1	$54,982

	Book	Gross Unrealized		Fair
December 31, 2018	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$53,566	$211	$39	$53,738
Total	$53,566	$211	$39	$53,738

	Book	Gross Unrealized		Fair
March 31, 2018	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$53,527	$274	$56	$53,745
Total	$53,527	$274	$56	$53,745

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at March 31, 2019 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
March 31, 2019	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$156,785	$156,762	$760	$761
After one year through five years	16,814	16,856	3,329	3,330
After five years through ten years	1,387	1,386	24,797	25,189
After ten years	12,405	12,265	25,526	25,702
	187,391	187,269	54,412	54,982

Investment securities not due at a single maturity date:
Mortgage-backed securities	303,895	304,020	-	-

Total	$491,286	$491,289	$54,412	$54,982

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$149,962	$28	$4,909	$6	$154,871	$34
US Govt SBA	1,310	-	10,823	147	12,133	147
Mortgage Backed Securities	5,434	25	190,452	1,614	195,886	1,639
Total	$156,706	$53	$206,184	$1,767	$362,890	$1,820

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$229	$1	$360	$-	$589	$1
Total	$229	$1	$360	$-	$589	$1

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$124,985	$7	$39,529	$151	$164,514	$158
US Govt SBA	3,250	28	8,618	132	11,868	160
Mortgage Backed Securities	52,289	528	207,271	4,605	259,560	5,133
Total	$180,524	$563	$255,418	$4,888	$435,942	$5,451

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$6,052	$23	$849	$16	$6,901	$39
Total	$6,052	$23	$849	$16	$6,901	$39

	Less Than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$23,551	$436	$59,866	$305	$83,417	$741
US Govt SBA	10,848	82	11,737	179	22,585	261
Mortgage Backed Securities	259,314	4,606	41,230	1,275	300,544	5,881
Total	$293,713	$5,124	$112,833	$1,759	$406,546	$6,883

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$7,654	$56	$-	$-	$7,654	$56
Total	$7,654	$56	$-	$-	$7,654	$56

As of March 31, 2019, the Company held 588 investment securities of which 26 were in an unrealized loss position for less than twelve months. 133 securities were in an unrealized position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At March 31, 2019, no securities of government agency and government sponsored entities were in an unrealized loss position for less than 12 months. No securities were in an unrealized loss position for 12 months or more. The unrealized losses on the Company's investments in securities of government agency and government sponsored entities were $0 at March 31, 2019, December 31, 2018 and at March 31, 2018.

U.S. Treasury Notes – At March 31, 2019, 15 U.S. Treasury Note security investments were in an unrealized loss position for less than 12 months and 1 was in an unrealized loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Treasury Notes were $34,000 at March 31, 2019 and $158,000 at December 31, 2018, and $741,000 at March 31, 2018. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2019, December 31, 2018, and March 31, 2018.

U.S. Government SBA – At March 31, 2019, 4 U.S. Government SBA security investments were in an unrealized loss position for less than 12 months and 68 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Government SBA securities were $147,000 at March 31, 2019 and $160,000 at December 31, 2018, and $261,000 at March 31, 2018. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2019, December 31, 2018, and March 31, 2018.

Mortgage Backed Securities – At March 31, 2019, 6 mortgage backed security investments were in an unrealized loss position for less than 12 months and 63 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage backed securities were $1.6 million, $5.1 million, and $5.9 million at March 31, 2019, December 31, 2018, and March 31, 2018, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019, December 31, 2018, and March 31, 2018.

Obligations of States and Political Subdivisions - At March 31, 2019, one obligation of states and political subdivisions were in an unrealized loss position for less than 12 months. One were in an unrealized loss position for 12 months or more. As of March 31, 2019, over ninety-nine percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the one percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $1,000, $39,000 and $56,000 at March 31, 2019, December 31, 2018 and March 31, 2018, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019, December 31, 2018, and March 31, 2018.

There were no proceeds from sales and calls of securities for the period ending March 31, 2019 and March 31, 2018.

Pledged Securities
As of March 31, 2019, securities carried at $262.1 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $268.8 million at December 31, 2018, and $245.4 million at March 31, 2018.

3. Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

March 31, 2019	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2019	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Charge-Offs	-	-	-	-	-	-	(379)	(21)	-	-	(400)
Recoveries	-	-	-	3	6	6	12	14	-	-	41
Provision	(209)	401	(42)	(20)	(29)	(800)	644	(20)	(14)	89	-
Ending Balance- March 31, 2019	$11,400	$14,493	$1,207	$863	$2,738	$7,448	$11,933	$467	$4,008	$350	$54,907
Ending Balance Individually Evaluated for Impairment	214	-	-	124	13	98	172	6	-	-	627
Ending Balance Collectively Evaluated for Impairment	11,186	14,493	1,207	739	2,725	7,350	11,761	461	4,008	350	54,280
Loans:
Ending Balance	$815,366	$603,601	$99,837	$258,359	$40,072	$257,004	$364,439	$18,418	$106,872	$-	$2,563,968
Ending Balance Individually Evaluated for Impairment	4,638	7,238	-	2,469	255	200	1,591	6	-	-	16,397
Ending Balance Collectively Evaluated for Impairment	$810,728	$596,363	$99,837	$255,890	$39,817	$256,804	$362,848	$18,412	$106,872	$-	$2,547,571

December 31, 2018	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2018	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Charge-Offs	-	-	-	(31)	(8)	-	(613)	(115)	-	-	(767)
Recoveries	2	-	-	15	6	61	20	54	-	-	158
Provision	685	2,007	(597)	81	439	22	3,052	346	659	(1,161)	5,533
Ending Balance- December 31, 2018	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Ending Balance Individually Evaluated for Impairment	234	-	-	125	15	-	185	6	-	-	565
Ending Balance Collectively Evaluated for Impairment	11,375	14,092	1,249	755	2,746	8,242	11,471	488	4,022	261	54,701
Loans & Leases:
Ending Balance	$826,549	$584,625	$98,568	$259,736	$40,789	$290,463	$343,834	$19,412	$107,265	$-	$2,571,241
Ending Balance Individually Evaluated for Impairment	4,676	7,238	-	2,491	297	-	1,639	6	-	-	16,347
Ending Balance Collectively Evaluated for Impairment	821,873	577,387	98,568	257,245	40,492	290,463	342,195	19,406	107,265	-	2,554,894

March 31, 2018	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2018	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Charge-Offs	-	-	-	-	(4)	-	-	(17)	-	-	(21)
Recoveries	-	-	-	3	1	6	2	11	-	-	23
Provision	156	157	27	9	22	(297)	175	36	27	21	333
Ending Balance- March 31, 2018	$11,078	$12,242	$1,873	$827	$2,343	$7,868	$9,374	$239	$3,390	$1,443	$50,677
Ending Balance Individually Evaluated for Impairment	335	-	-	76	17	-	205	8	-	-	641
Ending Balance Collectively Evaluated for Impairment	10,743	12,242	1,873	751	2,326	7,868	9,169	231	3,390	1,443	50,036
Loans:
Ending Balance	$698,349	$508,400	$96,315	$264,137	$34,691	$261,427	$274,682	$6,685	$90,397	$-	$2,235,083
Ending Balance Individually Evaluated for Impairment	4,784	-	-	2,427	332	-	1,713	9	-	-	9,265
Ending Balance Collectively Evaluated for Impairment	$693,565	$508,400	$96,315	$261,710	$34,359	$261,427	$272,969	$6,676	$90,397	$-	$2,225,818

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $2.7 million at March 31, 2019, $2.8 million at December 31, 2018 and $2.9 million at March 31, 2018, which are no longer classified as TDRs.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

March 31, 2019	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$813,090	$2,276	$-	$815,366
Agricultural Real Estate	587,444	2,847	13,310	603,601
Real Estate Construction	99,837	-	-	99,837
Residential 1st Mortgages	257,878	-	481	258,359
Home Equity Lines & Loans	40,028	-	44	40,072
Agricultural	250,630	6,167	207	257,004
Commercial	360,525	2,983	931	364,439
Consumer & Other	18,263	-	155	18,418
Leases	106,872	-	-	106,872
Total	$2,534,567	$14,273	$15,128	$2,563,968

December 31, 2018	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$823,983	$2,566	$-	$826,549
Agricultural Real Estate	566,612	4,703	13,310	584,625
Real Estate Construction	98,568	-	-	98,568
Residential 1st Mortgages	259,208	-	528	259,736
Home Equity Lines and Loans	40,744	-	45	40,789
Agricultural	284,561	5,433	469	290,463
Commercial	343,085	163	586	343,834
Consumer & Other	19,229	-	183	19,412
Leases	107,265	-	-	107,265
Total	$2,543,255	$12,865	$15,121	$2,571,241

March 31, 2018	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$691,537	$6,812	$-	$698,349
Agricultural Real Estate	495,936	8,537	3,927	508,400
Real Estate Construction	86,779	9,536	-	96,315
Residential 1st Mortgages	263,101	-	1,036	264,137
Home Equity Lines & Loans	34,643	-	48	34,691
Agricultural	252,553	6,286	2,588	261,427
Commercial	268,745	5,460	477	274,682
Consumer & Other	6,565	-	120	6,685
Leases	88,320	2,077	-	90,397
Total	$2,188,179	$38,708	$8,196	$2,235,083

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at March 31, 2019, December 31, 2018, and March 31, 2018, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated (in thousands):

March 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$815,366	$815,366
Agricultural Real Estate	-	-	-	-	-	603,601	603,601
Real Estate Construction	-	-	-	-	-	99,837	99,837
Residential 1st Mortgages	707	-	-	-	707	257,652	258,359
Home Equity Lines & Loans	-	-	-	-	-	40,072	40,072
Agricultural	-	-	-	-	-	257,004	257,004
Commercial	-	-	-	-	-	364,439	364,439
Consumer & Other	20	-	-	-	20	18,398	18,418
Leases	-	-	-	-	-	106,872	106,872
Total	$727	$-	$-	$-	$727	$2,563,241	$2,563,968

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$731	$-	$-	$731	$825,818	$826,549
Agricultural Real Estate	-	-	-	-	-	584,625	584,625
Real Estate Construction	327	-	-	-	327	98,241	98,568
Residential 1st Mortgages	367	-	-	-	367	259,369	259,736
Home Equity Lines and Loans	-	-	-	-	-	40,789	40,789
Agricultural	-	-	-	-	-	290,463	290,463
Commercial	-	-	-	-	-	343,834	343,834
Consumer & Other	13	-	-	-	13	19,399	19,412
Leases	-	-	-	-	-	107,265	107,265
Total	$707	$731	$-	$-	$1,438	$2,569,803	$2,571,241

March 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$698,349	$698,349
Agricultural Real Estate	-	-	-	-	-	508,400	508,400
Real Estate Construction	-	-	-	-	-	96,315	96,315
Residential 1st Mortgages	14	49	-	81	144	263,993	264,137
Home Equity Lines & Loans	20	-	-	-	20	34,671	34,691
Agricultural	-	-	-	-	-	261,427	261,427
Commercial	-	14	-	-	14	274,668	274,682
Consumer & Other	8	-	-	-	8	6,677	6,685
Leases	-	-	-	-	-	90,397	90,397
Total	$42	$63	$-	$81	$186	$2,234,897	$2,235,083

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

March 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$93	$93	$-	$94	$2
Agricultural Real Estate	7,239	7,238	-	7,239	73
	$7,332	$7,331	$-	$7,333	$75
With an allowance recorded:
Commercial Real Estate	$2,883	$2,875	$214	$2,893	$23
Residential 1st Mortgages	1,625	1,829	81	1,633	21
Home Equity Lines & Loans	73	83	4	74	1
Agricultural	201	200	98	101	-
Commercial	1,596	1,590	172	1,620	14
Consumer & Other	6	7	6	6	-
	$6,384	$6,584	$575	$6,327	$59
Total	$13,716	$13,915	$575	$13,660	$134

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$95	$96	$-	$99	$8
Agricultural Real Estate	7,239	7,238	-	3,620	119
Residential 1st Mortgages	-	-	-	226	8
	$7,334	$7,334	$-	$3,945	$135
With an allowance recorded:
Commercial Real Estate	$2,902	$2,892	$234	$2,929	$96
Residential 1st Mortgages	1,640	1,838	82	1,371	48
Home Equity Lines and Loans	74	84	4	76	4
Commercial	1,644	1,639	185	1,834	58
Consumer & Other	6	7	6	7	-
	$6,266	$6,460	$511	$6,217	$206
Total	$13,600	$13,794	$511	$10,162	$341

March 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$102	$102	$-	$103	$2
Residential 1st Mortgages	903	1,005	-	907	8
	$1,005	$1,107	$-	$1,010	$10
With an allowance recorded:
Commercial Real Estate	$2,955	$2,943	$335	$2,964	$24
Residential 1st Mortgages	583	649	29	546	7
Home Equity Lines & Loans	78	88	4	76	1
Commercial	1,720	1,713	205	1,731	15
Consumer & Other	8	8	8	8	-
	$5,344	$5,401	$581	$5,325	$47
Total	$6,349	$6,508	$581	$6,335	$57

Total recorded investment shown in the prior table will not equal the total ending balance of loans & leases individually evaluated for impairment on the allocation of allowance table. This is because this table does not include impaired loans that were previously modified in a troubled debt restructuring at a market rate, are currently performing and are no longer disclosed or classified as TDR’s.

At March 31, 2019, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.

At March 31, 2019, the Company allocated $575,000 of specific reserves to $13.7 million of troubled debt restructured loans & leases, all of which were performing. The Company had no commitments at March 31, 2019 to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the three-month period ended March 31, 2019, the terms of one loan was modified as a troubled debt restructuring. The modification involved a reduction of the stated interest rate of the loan for 5 years and an extension of the maturity date for 10 years.

The following table presents loans or leases by class modified as TDRs during the three-month period ended March 31, 2019 (in thousands):

	March 31, 2019
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Agricultural	1	$201	$201
Total	1	$201	$201

The troubled debt restructurings described above increased the allowance for credit losses by $84,000 for the three months ended March 31, 2019.

During the three months ended March 31, 2019, the twelve months ended December 31, 2018, and the three months ended March 31, 2018, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

The Company does not record originated loans & leases at fair value on a recurring basis. However, from time to time, a loan or lease is considered impaired and an allowance for credit losses is established. Once a loan or lease is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans or leases is estimated using one of several methods, including collateral value when the loan is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Impaired loans & leases not requiring an allowance represent loans & leases for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans & leases. Impaired loans & leases where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including sales comparison, cost and the income approach. Adjustments are often made in the appraisal process by the appraisers to take into account differences between the comparable sales and income and other available data. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for Level 3 nonrecurring impaired loans is primarily the sales comparison approach less selling costs of 10%.

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

		Fair Value Measurements At March 31, 2019, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,027	$-	$3,027	$-
US Treasury Notes	164,674	164,674	-	-
US Govt SBA	14,412	-	14,412	-
Mortgage Backed Securities	304,020	-	304,020	-
Other	5,156	203	310	4,643
Total Assets Measured at Fair Value On a Recurring Basis	$491,289	$164,877	$321,769	$4,643

		Fair Value Measurements At December 31, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,039	$-	$3,039	$-
US Treasury Notes	164,514	164,514	-	-
US Govt SBA	15,447	-	15,447	-
Mortgage Backed Securities	307,045	-	307,045	-
Other	5,351	202	310	4,839
Total Assets Measured at Fair Value On a Recurring Basis	$495,396	$164,716	$325,841	$4,839

		Fair Value Measurements At March 31, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,095	$-	$3,095	$-
US Treasury Notes	143,409	143,409	-	-
US Govt SBA	27,537	-	27,537	-
Mortgage Backed Securities	318,763	-	318,763	-
Other	3,010	200	310	2,500
Total Assets Measured at Fair Value On a Recurring Basis	$495,814	$143,609	$349,705	$2,500

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the period ended March 31, 2019, there were no transfers in our out of level 1, 2, or 3.

Certain equity securities, categorized as Level 3 assets as of March 31, 2019 consisted of: (1) $3.0 million in limited liability companies (LLC) that invest in CRA qualified SBA loans; (2) $1.4 million in registered warrants issued by California reclamation districts; and (3) $200,000 in The Independent Bankers’ Bank stock. These securities are not readily tradeable, and are carried at cost, plus/minus observable price changes, less impairment. The significant unobservable data reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average lives and credit information. There were no gains, losses or transfers in or out of level 3 during the three-month period ended March 31, 2019.

Level 3 Valuations
The following table presents a reconciliation of the level 3 fair value category measured at fair value on a recurring basis:

				Net Realized / Unrealized Gains (Losses)

(in thousands)	Balance at Beginning of Period	Purchases / Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three months ended March 31, 2019
Available-for-sale debt securities:	$1,593	$479	$675	$-	$-	$1,397
Equity securities:	$3,246	$-	$-	$-	$-	$3,246
Total	$4,839	$479	$675	$-	$-	$4,643

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

		Fair Value Measurements At March 31, 2019, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Commercial Real Estate	$2,660	$-	$-	$2,660
Residential 1st Mortgage	1,540	-	-	1,540
Home Equity Lines and Loans	69	-	-	69
Agricultural	102	-	-	102
Commercial	1,418	-	-	1,418
Total Impaired Loans	5,789	-	-	5,789
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,662	$-	$-	$6,662

		Fair Value Measurements At December 31, 2018, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Commercial Real Estate	$2,658	$-	$-	$2,658
Residential 1st Mortgage	1,550	-	-	1,550
Home Equity Lines and Loans	70	-	-	70
Commercial	1,454	-	-	1,454
Total Impaired Loans	5,732	-	-	5,732
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,605	$-	$-	$6,605

		Fair Value Measurements At March 31, 2018, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Commercial Real Estate	$2,608	$-	$-	$2,608
Residential 1st Mortgage	475	-	-	475
Home Equity Lines and Loans	74	-	-	74
Commercial	1,508	-	-	1,508
Total Impaired Loans	4,665	-	-	4,665
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$5,538	$-	$-	$5,538

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2019:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Commercial Real Estate	$2,660	Income Approach	Capitalization Rate	3.25%, 3.25%
Residential 1st Mortgage	$1,540	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 4%, 2.85%
Home Equity Lines and Loans	$69	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1.50%
Agricultural	$102	Income Approach	Capitalization Rate	5.10%, 5.10%
Commercial	$1,418	Income Approach	Capitalization Rate	3.25% - 8.70%, 3.40%

Other Real Estate
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

5.	Fair Value of Financial Instruments

U.S. GAAP requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies pursuant to ASC 820, Fair Value Measurements. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization.

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
March 31, 2019 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$97,810	$97,810	$-	$-	$97,810

Investment Securities Available-for-Sale	491,289	164,877	321,769	4,643	491,289

Investment Securities Held-to-Maturity	54,412	-	36,705	18,276	54,981

Loans & Leases, Net of Deferred Fees & Allowance	2,509,061	-	-	2,490,197	2,490,197
Accrued Interest Receivable	12,524	-	12,524	-	12,524

Liabilities:
Deposits	3,008,040	2,483,258	521,321	-	3,004,579
Subordinated Debentures	10,310	-	7,600	-	7,600
Accrued Interest Payable	2,193	-	2,193	-	2,193

		Fair Value of Financial Instruments Using
December 31, 2018 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$145,564	$145,564	$-	$-	$145,564

Investment Securities Available-for-Sale	495,396	164,716	325,841	4,839	495,396

Investment Securities Held-to-Maturity	53,566	-	35,083	18,655	53,738

Loans & Leases, Net of Deferred Fees & Allowance	2,515,975	-	-	2,485,182	2,485,182
Accrued Interest Receivable	14,098	-	14,098	-	14,098

Liabilities:
Deposits	3,062,832	2,572,805	485,766	-	3,058,571
Subordinated Debentures	10,310	-	7,745	-	7,745
Accrued Interest Payable	1,365	-	1,365	-	1,365

		Fair Value of Financial Instruments Using
March 31, 2018 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$134,984	$134,984	$-	$-	$134,984

Investment Securities Available-for-Sale	495,814	143,609	349,705	2,500	495,814

Investment Securities Held-to-Maturity	53,527	-	37,028	16,717	53,745

Loans & Leases, Net of Deferred Fees & Allowance	2,184,406	-	-	2,152,504	2,152,504
Accrued Interest Receivable	9,237	-	9,237	-	9,237

Liabilities:
Deposits	2,701,405	2,218,642	478,846	-	2,697,488
Subordinated Debentures	10,310	-	7,751	-	7,751
Accrued Interest Payable	909	-	909	-	909

6.	Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. No cash dividends were declared during the first quarter of 2019 or 2018.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has no securities or other contracts, such as stock options, that could require the issuance of common stock. Accordingly, diluted earnings per share is the same amount as basic earnings per share. The following table calculates the basic earnings per common share for the three months ended March 31, 2019 and 2018.

(net income in thousands)	2019	2018
Net Income	$13,549	$9,941
Weighted Average Number of Common Shares Outstanding	784,438	812,304
Basic Earnings Per Common Share Amount	$17.27	$12.24

7.	Leases

Lessee – Operating Leases
Effective January 1, 2019, the Company adopted the provisions of Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842),” (ASU 2016-02), for all open leases with a term greater than one year as of the adoption date, using the modified retrospective approach. Prior comparable periods are presented in accordance with previous guidance under Accounting Standards Codification (ASC) 840, “Leases.”

Operating leases in which we are the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and other liabilities, respectively, on our consolidated balance sheets. We do not currently have any significant finance leases in which we are the lessee.

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income.

Our leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 10 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. ASC 842 requires lessees to evaluate whether option periods, if available, will be exercised in order to determine the full life of the lease.  The Company has elected to use data including the first option period, unless it is a relatively new lease that has a long initial lease term or other extenuating circumstances. As of March 31, 2019, operating lease ROU assets and liabilities were $4.55 million and $4.56 million, respectively. Operating leases that were in scope of ASU 2016-02 have a total cost of $207,000 at March 31, 2019.

The table below summarizes the information related to our operating leases:

(in thousands except for percent and period data)	Three Months ended March 31, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flow from Operating Leases	$196
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	4,729
Weighted-Average Remaining Lease Term - Operating Leases, in Years	7.70
Weighted-Average Discount Rate - Operating Leases	2.8%

The table below summarizes the maturity of remaining lease liability:

(in thousands)	March 31, 2019
2019	$587
2020	792
2021	694
2022	548
2023	542
2024 and thereafter	1,916
Total Lease Payments	5,079
Less: Interest	(515)
Present Value of Lease Liabilities	$4,564

As of March 31, 2019, we have no additional operating leases for office space that have not yet commenced or that are anticipated to commence during the second quarter of 2019.

Lessor - Direct Financing Leases
The Company is the lessor in direct finance lease arrangements. Leases are recorded at the principal balance outstanding, net of unearned income and charge-offs.  Interest income is recognized using the interest method. Leases typically have a maturity of three to ten years, and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk. Credit risks are underwritten using the same credit criteria the Company would use when making an equipment term loan. Residual value risk is managed through the use of qualified, independent appraisers that establish the residual values the Company uses in structuring a lease. The impact of adopting Topic 842 for lessor accounting was not significant.

Lease payments due to the Company are typically fixed and paid in equal installments over the lease term. Variable lease payments that do not depend on an index or a rate (e.g., property taxes) that are paid directly by the Company are minimal.  The majority of property taxes are paid directly by the client to a third party and are not considered part of variable payments and therefore are not recorded by the Company.  The Company has made a policy election to exclude from consideration in contracts all collections from sales and other similar taxes due to immateriality.

As a lessor, the Company leases certain types of agriculture equipment, solar equipment, construction equipment and other equipment  to its customers. At March 31, 2019, the Company's net investment in direct financing leases was $106.9 million.

8.	Recent Accounting Pronouncements

Recently Adopted Accounting Guidance
The following paragraphs provide descriptions of recently adopted accounting standards that may have had a material effect on the Company’s financial position or results of operations.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the newly enacted Tax Cuts and Jobs Act (“Tax Act”). The amount of the reclassification consists of the difference between the historical corporate income tax rates and the newly enacted 21 percent corporate federal income tax rate. The amendments are effective for all entities for the interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted, including interim periods in those years. The Company adopted the amendments as of December 31, 2017, which resulted in a net reclassification of $144,000 between AOCI and retained earnings.

Accounting Guidance Pending Adoption at March 31, 2019
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

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2019. This analysis should be read in conjunction with our 2018 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include, but are not limited to,  the following: (1) economic conditions in the Central Valley of California; (2) significant changes in interest rates and loan prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (8) water management issues in California and the resulting impact on the Company’s agricultural customers; (9) expansion into new geographic markets and new lines of business; and (10) other factors discussed in Item 1A. Risk Factors located in the Company’s 2018 Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Introduction

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. Banking services are provided in thirty branches in the Company's service area. The service area includes Sacramento, San Joaquin, Stanislaus, Merced and Contra Costa. Napa and Solano Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock, Hilmar, Merced, Manteca, Riverbank, Napa, Walnut Creek, Concord, Rio Vista, Walnut Grove and Lockeford.

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

For the three months ended March 31, 2019, Farmers & Merchants Bancorp reported net income of $13,549,000, earnings per share of $17.27 and return on average assets of 1.60%. Return on average shareholders’ equity was 16.96% for the three months ended March 31, 2019.

For the three months ended March 31, 2018, Farmers & Merchants Bancorp reported net income of $9,941,000, earnings per share of $12.24 and return on average assets of 1.31%. Return on average shareholders’ equity was 13.14% for the three months ended March 31, 2018.

The following is a summary of the financial results for the three-month period ended March 31, 2019 compared to March 31, 2018.

•	Net income increased 36.3% to $13,549,000 from $9,941,000.
•	Earnings per share increased 41.1% to $17.27 from $12.24.
•	Total assets increased 11.0% to $3.4 billion from $3.1 billion.
•	Total loans & leases increased 14.7% to $2.6 billion from $2.2 billion.
•	Total deposits increased 11.4% to $3.0 billion from $2.7 billion.

The primary reasons for the Company’s $3.6 million or 36.3% increase in net income in the first quarter of 2019 as compared to the same period of 2018 were:

•	A $5.3 million increase in net interest income related to both the growth in earning assets and increased interest rates.
•	A $333,000 decrease in the provision for credit losses

These positive impacts were partially offset by:

•	A $429,000 increase in legal expense and a $724,000 decrease in other non-interest income related to non-recurring income received in 2018.
•	A $1.3 million increase in the provision for income taxes.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ended March 31, 2019 and 2018.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended March 31,			Three Months Ended March 31,
		2019			2018
Assets	Balance	Interest	Annualized Yield/Rate	Balance	Interest	Annualized Yield/Rate
Interest Bearing Deposits With Banks	$187,461	$1,125	2.43%	$152,936	$585	1.54%
Investment Securities
U.S. Treasuries	46,617	195	1.67%	92,107	297	1.29%
U.S. Govt SBA	15,251	99	2.60%	28,750	123	1.71%
Government Agency & Government-Sponsored Entities	3,028	22	2.91%	3,074	22	2.86%
Obligations of States and Political Subdivisions - Non-Taxable	54,079	559	4.13%	54,689	529	3.87%
Mortgage Backed Securities	307,072	2,044	2.66%	322,296	1,920	2.38%
Other	5,183	67	5.17%	3,010	18	2.39%
Total Investment Securities	431,230	2,986	2.77%	503,926	2,909	2.31%

Loans & Leases
Real Estate	1,778,866	22,694	5.17%	1,548,359	19,044	4.95%
Home Equity Line & Loans	39,610	596	6.10%	34,735	448	5.19%
Agricultural	259,108	3,628	5.68%	251,784	3,028	4.84%
Commercial	343,448	4,521	5.34%	268,032	3,311	4.97%
Consumer	17,773	254	5.80%	5,293	76	5.77%
Other	1,079	6	2.26%	1,382	8	2.33%
Leases	107,867	1,479	5.56%	91,222	1,129	4.98%
Total Loans & Leases	2,547,751	33,178	5.28%	2,200,807	27,044	4.94%
Total Earning Assets	3,166,442	$37,289	4.78%	2,857,669	$30,538	4.30%

Unrealized (Loss) Gain on Securities Available-for-Sale	(4,019)			(4,832)
Allowance for Credit Losses	(55,238)			(50,612)
Cash and Due From Banks	56,206			46,527
All Other Assets	217,842			187,290
Total Assets	$3,381,233			$3,036,042

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$667,465	$552	0.34%	$585,176	$272	0.19%
Savings and Money Market	910,793	730	0.33%	825,514	330	0.16%
Time Deposits	513,853	1,539	1.21%	478,740	803	0.67%
Total Interest Bearing Deposits	2,092,111	2,821	0.55%	1,889,430	1,405	0.30%
Federal Home Loan Bank Advances	4	-	0.00%	4	-	0.00%
Subordinated Debentures	10,310	145	5.70%	10,310	117	4.56%
Total Interest Bearing Liabilities	2,102,425	$2,966	0.57%	1,899,744	$1,522	0.32%
Interest Rate Spread			4.20%			3.98%
Demand Deposits (Non-Interest Bearing)	915,907			795,261
All Other Liabilities	43,375			38,464
Total Liabilities	3,061,707			2,733,469

Shareholders' Equity	319,526			302,573
Total Liabilities & Shareholders' Equity	$3,381,233			$3,036,042
Net Interest Income and Margin on Total Earning Assets		34,323	4.40%		29,016	4.12%
Tax Equivalent Adjustment		(116)			(110)
Net Interest Income		$34,207	4.38%		$28,906	4.07%
Notes: Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan & lease interest income includes fee income and unearned discount in the amount of $1.0 million and $1.5 million for the quarters ended March 31, 2019 and 2018, respectively. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)

(in thousands)	Three Months Ended Mar. 31, 2019 compared to Mar. 31, 2018
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits With Banks	$153	387	$540
Investment Securities
U.S. Treasuries	(174)	72	(102)
U.S. Govt SBA	(72)	48	(24)
Government Agency & Government-Sponsored Entities	-	-	-
Obligations of States and Political Subdivisions - Non-Taxable	(6)	36	30
Mortgage Backed Securities	(93)	217	124
Other	19	30	49
Total Investment Securities	(326)	404	77

Loans & Leases
Real Estate	2,920	730	3,650
Home Equity Line & Loans	68	80	148
Agricultural	91	509	600
Commercial	981	229	1,210
Consumer	178	-	178
Other	(2)	-	(2)
Leases	220	130	350
Total Loans & Leases	4,455	1,678	6,134
Total Earning Assets	4,282	2,469	6,751

Interest Bearing Liabilities
Interest Bearing Deposits
Transaction	42	238	280
Savings and Money Market	37	363	400
Time Deposits	64	672	736
Total Interest Bearing Deposits	143	1,273	1,416
Other Borrowed Funds	-	-	-
Subordinated Debentures	-	28	28
Total Interest Bearing Liabilities	143	1,301	1,444
Total Change	$4,139	$1,168	$5,307
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Net interest income increased $5.3 million or 18.3% to $34.2 million during the first quarter of 2019 compared to $28.9 million for the first quarter of 2018. On a fully tax equivalent basis, net interest income increased 18.9% and totaled $34.3 million at March 31, 2019, compared to $29.0 million at March 31, 2018. As more fully discussed below, the increase in net interest income was primarily due to a $308.8 million increase in average earning assets combined with a 44 basis point increase in the net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended March 31, 2019, the Company’s net interest margin was 4.40% compared to 4.12% for the quarter ended March 31, 2018. This increase in net interest margin was primarily due to a 48 basis point increase in the yield on earning assets offset by a 25 basis point increase in the cost of interest bearing liabilities.

Average loans & leases totaled $2.5 billion for the quarter ended March 31, 2019; an increase of $346.9 million compared to the average balance for the quarter ended March 31, 2018. Loans & leases increased from 77.0% of average earning assets at March 31, 2018 to 80.5% at March 31, 2019. The annualized yield on the Company’s loan portfolio increased to 5.28% for the quarter ended March 31, 2019, compared to 4.94% for the quarter ended March 31, 2018. This increase in yield was primarily due to an increase in market interest rates. Overall, the increase in loan & lease balances and the increase in yields resulted in interest revenue from loans & leases increasing 22.7% to $33.2 million for quarter ended March 31, 2019. The Company continues to experience aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

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

Average investment securities totaled $431.2 million for the quarter ended March 31, 2019; an decrease of $72.7 million compared to the average balance for the quarter ended March 31, 2018. Tax equivalent interest income on securities increased $77,000 to $3.0 million for the quarter ended March 31, 2019, compared to $2.9 million for the quarter ended March 31, 2018. The average investment portfolio yield, on a tax equivalent (TE) basis, was 2.77% for the quarter ended March 31, 2019, compared to 2.31% for the quarter ended March 31, 2018. This overall increase in yield was caused primarily by an increase in market interest rates offset by a decline in the TE yield on municipal securities due to a decrease in the federal corporate tax rate. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2019. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which was 2.40% in March 2019 compared to 1.75% in March 2018. Average interest bearing deposits with banks for the quarter ended March 31, 2019, was $187.5 million, an increase of $34.5 million compared to the average balance for the quarter ended March 31, 2018. Interest income on interest bearing deposits with banks for the quarter ended March 31, 2019, increased $540,000 to $1.1 million compared to the quarter ended March 31, 2018.

Average interest-bearing liabilities increased $202.7 million or 10.67% during the first quarter of 2019. Of that increase: (1) interest-bearing transaction deposits increased $82.3 million; (2) savings and money market deposits increased $85.3 million; (3) time deposits increased $35.1 million (see “Financial Condition – Deposits”); (4) FHLB advances remained unchanged (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $2.8 million for the first quarter of 2019 as compared to $1.4 million for the first quarter of 2018. The average rate paid on interest-bearing deposits was 0.55% for the first quarter of 2019 compared to 0.30% for the first quarter of 2018. As a result of the increase in market interest rates over the past 36 months, the Company is experiencing more aggressive competitor rates on interest bearing deposits which it may need to meet in order to retain key customers.  This could place negative pressure on future deposit rates and net interest margin.

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

The Company assigns a risk rating to all loans & leases and periodically performs detailed reviews of all such loans & leases over a certain threshold to identify credit risks and assess overall collectability. For smaller balance loans & leases, such as consumer and residential real estate, a credit grade is established at inception, and then updated only when the loan or lease becomes contractually delinquent or when the borrower requests a modification. For larger balance loans, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans & leases. These credit quality indicators are used to assign a risk rating to each individual loan or lease. These risk ratings are also subject to examination by independent specialists engaged by the Company. The general reserve component of the allowance for credit losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk; (2) historical losses; and (3) other qualitative factors.  These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment. See “Note 1 Significant Accounting Policies - Allowance for Credit Losses”

In addition, the Company's and Bank's regulators, including the FRB, DBO and FDIC, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has improved throughout most of the Central Valley, in many of the Company’s market segments housing prices remain below peak levels and unemployment rates remain above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of March 31, 2019, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

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

Based upon the results of the Company’s credit loss review and analysis, no provision was required for credit losses during the first quarter of 2019 compared to $333,000 during the first quarter of 2018. Net charge-offs during the first quarter of 2019 were $360,000 compared to net recoveries of $2,000 in the first quarter of 2018. See “Overview – Looking Forward: 2019 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2018 Annual Report on Form 10-K.

After reviewing all factors above, management concluded that the allowance for credit losses, as of March 31, 2019, and March 31, 2018 were adequate.

	Three Months Ended March 31,
Allowance for Credit Losses (in thousands)	2019	2018
Balance at Beginning of Period	$55,266	$50,342
Loans or Leases Charged Off	(400)	(21)
Recoveries of Loans or Leases Previously Charged Off	41	23
Provision Charged to Expense	0	333
Balance at End of Period	$54,907	$50,677

The table below breaks out current quarter activity by portfolio segment (in thousands):

March 31, 2019	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2019	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Charge-Offs	-	-	-	-	-	-	(379)	(21)	-	-	(400)
Recoveries	-	-	-	3	6	6	12	14	-	-	41
Provision	(209)	401	(42)	(20)	(29)	(800)	644	(20)	(14)	89	-
Ending Balance- March 31, 2019	$11,400	$14,493	$1,207	$863	$2,738	$7,448	$11,933	$467	$4,008	$350	$54,907

The Allowance for Credit Losses at March 31, 2019 decreased $359,000 from December 31, 2018. . The allowance allocated to the following portfolio segment changed materially during the first three months of 2019:

•	The allowance for agricultural loans decreased $794,000 primarily due to balance decreases in this portfolio segment.

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

Overall, non-interest income decreased $201,000 or 4.3% for the three months ended March 31, 2019, compared to the same period of 2018. This decrease was primarily due to a $724,000 decrease related to non-recurring income received in 2018, somewhat offset by: (1) a $263,000 increase in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income); (2) a $161,000 increase in debit card and ATM fees; (3) a $59,000 increase in service charges; and (5) a $40,000 increase in cash surrender value of life insurance.

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

Overall, non-interest expense increased $509,000 or 2.6% for the three months ended March 31, 2019, compared to the same period in 2018. This increase was primarily comprised of: (1) a $263,000 increase in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income); (2) increased legal fees of $429,000; and (3) a $252,000 increase in occupancy and equipment expenses. These increases were partially offset by: (1) a $103,000 decrease in salaries and employee benefits; and (2) a decrease in “Other” expenses of $332,000, primarily due to decreases in professional fees and other miscellaneous expenses.

Income Taxes
The Bank’s provision for income taxes increased 39.2% to $4.7 million for the first quarter of 2019 compared to the first quarter of 2018 primarily as a result of increase income over prior year. The effective tax rate for the first quarter of 2019 was 25.7% compared to 25.3% for the first quarter of 2018. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to benefits regarding the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

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

Financial Condition

This section discusses material changes in the Company’s balance sheet at March 31, 2019, as compared to December 31, 2018 and to March 31, 2018. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at March 31, 2019 was $545.7 million compared to $549.0 million at the end of 2018, a decrease of $3.3 million or .06%. At March 31, 2018, the investment portfolio totaled $549.3 million. To protect against future increases in market interest rates, while at the same time generating some reasonable level of current yields, the Company currently invests most of its available funds in either shorter term U.S. Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company's total investment portfolio currently represents 16.1% of the Company’s total assets as compared to 16.0% at December 31, 2018, and 17.9% at March 31, 2018.

As of March 31, 2019, the Company held $54.4 million of municipal investments, of which $35.7 million were bank-qualified municipal bonds, all classified as HTM. In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of March 31, 2019, ninety-nine percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately one percent ($400,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $43.4 million at March 31, 2019, $84.5 million at December 31, 2018 and $97.0 million at March 31, 2018.

The Company classifies its investments as HTM, trading, or AFS. Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of March 31, 2019, December 31, 2018 and March 31, 2018, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Overall, the Company's loan & lease portfolio at March 31, 2019 totaled $2.6 billion, an increase of $328.9 million or 14.7% over March 31, 2018. This increase occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; (2) expansion in the equipment leasing business; (3) expansion of our service area into the East Bay of San Francisco and Napa; and (4) the acquisition of the Bank of Rio Vista which added $80.5 million to loan balances. No assurances can be made that this growth in the loan & lease portfolio will continue.

Loans & leases at March 31, 2019 decreased $7.3 million from $2.6 billion at December 31, 2018. This relatively small overall decrease was primarily a result of $33.5 million in normal seasonal pay downs of loans made to the Company’s agricultural customers, somewhat offset by growth in other portfolio segments.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	March 31, 2019		December 31, 2018		March 31, 2018
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$823,028	32.0%	$834,476	32.4%	$705,063	31.5%
Agricultural Real Estate	603,601	23.5%	584,625	22.7%	508,400	22.7%
Real Estate Construction	99,837	3.9%	98,568	3.8%	96,315	4.3%
Residential 1st Mortgages	258,359	10.1%	259,736	10.1%	264,137	11.8%
Home Equity Lines and Loans	40,072	1.6%	40,789	1.6%	34,691	1.5%
Agricultural	257,004	10.0%	290,463	11.3%	261,427	11.7%
Commercial	364,439	14.2%	343,834	13.3%	274,682	12.3%
Consumer & Other	18,418	0.7%	19,412	0.8%	6,685	0.3%
Leases	105,823	4.0%	106,217	4.0%	89,678	3.9%
Total Gross Loans & Leases	2,570,581	100.0%	2,578,120	100.0%	2,241,078	100.0%
Less: Unearned Income	6,613		6,879		5,995
Subtotal	2,563,968		2,571,241		2,235,083
Less: Allowance for Credit Losses	54,907		55,266		50,677
Net Loans & Leases	$2,509,061		$2,515,975		$2,184,406

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of March 31, 2019, classified loans totaled $15.1 million compared to $14.7 million at December 31, 2018 and $8.2 million at March 31, 2018.

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

Non-Accrual Loans & leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. There were no non-accrual loans & leases at March 31, 2019, December 31, 2018 or March 31, 2018.

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

As of March 31, 2019, restructured loans & leases on accrual totaled $13.7 million as compared to $13.6 million at December 31, 2018. Restructured loans on accrual at March 31, 2018 were $6.2 million.

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

Non-Performing Assets
(in thousands)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Non-Performing Loans & Leases	$0	$0	$81
Other Real Estate	873	873	873
Total Non-Performing Assets	$873	$873	$954

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.00%	0.00%	0.00%
Restructured Loans & Leases (Performing)	$13,697	$13,577	$6,246

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $0, $0, and $4,000 have been established for non-performing loans & leases at March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

Foregone interest income on non-accrual loans & leases, which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $0 for the periods ended March 31, 2019, December 31, 2018, March 31, 2018.

The Company reported $873,000 of ORE at March 31, 2019, December 31, 2018, and at March 31, 2018.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of March 31, 2019, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

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

See “Part I, Item 1A. Risk Factors” in the Company’s 2018 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base, and subsequently deposits, is a significant element in the performance of the Company.

The Company's deposit balances at March 31, 2019 have increased $306.6 million or 11.4% compared to March 31, 2018. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; (2) the Company’s expansion of its service area into Walnut Creek and Concord; and (3) the acquisition of the Bank of Rio Vista which added $191.6 million in deposit balances. Market interest rates have been increasing over the past 24 months, resulting in significant competitive pressures on deposit rates. The Company remains selective in how they respond to competitor rates, which may impact future deposit growth.

Although total deposits have increased 11.4% since March 31, 2018, importantly, low cost transaction accounts continue to grow at a strong pace as well:

•	Demand and interest-bearing transaction accounts increased $183.0 million or 13.2% since March 31, 2018.

•	Savings and money market accounts have increased $81.7 million or 9.8% since March 31, 2018.

•	Time deposit accounts have increased $42.0 million or 8.7% since March 31, 2018.

The Company's deposit balances at March 31, 2019 have decreased $54.8 million or 1.79% compared to December 31, 2018. Savings and money market deposits increased 1.0% or $9.3 million while demand and interest-bearing transaction accounts decreased by $98.9 million or 5.9% and time deposit accounts increased by $34.8 million or 7.1%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at March 31, 2019, December 31, 2018, or March 31, 2018. There were no Federal Funds purchased or advances from the FRB at March 31, 2019, December 31, 2018 or March 31, 2018.

As of March 31, 2019 the Company has additional borrowing capacity of $563.6 million with the Federal Home Loan Bank and $463.8 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 13 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2018 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Capital”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 5.46% as of March 31, 2019, 5.64% at December 31, 2018 and 5.03% at March 31, 2018. The average rate paid for these securities for the first quarter of 2019 was 5.66% and 4.56% for the first quarter of 2018. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $330.3 million at March 31, 2019, $311.2 million at December 31, 2018, and $305.9 million at March 31, 2018.

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

The implementation of Basel III requirements increased the required capital levels that the Company and the Bank must maintain. The final rules include new minimum risk-based capital and leverage ratios, which were fully phased in on January 1, 2019. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets (“RWA”); (ii) a Tier 1 capital ratio of 6% of RWA; (iii) a total capital ratio of 8% of RWA; and (iv) a Tier 1 leverage ratio of 4% of total assets. The final rules established a "capital conservation buffer" of 2.5% above each of the new regulatory minimum capital ratios, which results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0% of RWA; (ii) a Tier 1 capital ratio of 8.5% of RWA; and (iii) a total capital ratio of 10.5% of RWA. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. The final rules also permit the Company’s subordinated debentures issued in 2003 to continue to be counted as Tier 1 capital. The Company is currently in compliance with all of these new capital requirements and they do not result in any restrictions on the Company’s business activity.

In addition, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019
Total Capital Ratio	$363,213	11.89%	$244,342	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$314,824	10.31%	$137,443	4.5%	N/A	N/A
Tier 1 Capital Ratio	$324,824	10.64%	$183,257	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$324,824	9.64%	$134,786	3.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019
Total Capital Ratio	$362,846	11.88%	$244,329	8.0%	$305,411	10.0%
Common Equity Tier 1 Capital Ratio	$324,459	10.62%	$137,435	4.5%	$198,517	6.5%
Tier 1 Capital Ratio	$324,459	10.62%	$183,247	6.0%	$244,329	8.0%
Tier 1 Leverage Ratio	$324,459	9.63%	$134,758	3.0%	$168,448	5.0%

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

In 1998, the Board approved the Company’s first common stock repurchase program. This program has been extended and expanded several times since then, and most recently, on November 6, 2018, the Board of Directors approved an extension of the $20 million stock repurchase program over the three-year period ending December 31, 2021. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2018 Annual Report on Form 10-K for additional information.

There were no stock repurchases during the first quarter of 2019 or 2018. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008, with Computershare as Rights Agent. The Rights Plan was set to expire on August 5, 2018. On November 19, 2015, the Board of Directors approved a seven-year extension of the term of the Rights Plan. Pursuant to an Amendment to the Rights Agreement dated February 18, 2016, the term of the Rights Plan was extended from August 5, 2018 to August 5, 2025. The extension of the term of the Rights Plan was intended as a means to continue to guard against abusive takeover tactics and was not in response to any particular proposal. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2018 Annual Report on Form 10-K for further explanation.

During the first quarter of 2019, the Company issued 3,586 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $715.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital. There were no shares issued during the first quarter of 2018.

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

For a full discussion of the Company’s critical accounting policies and estimates see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2018 Annual Report on Form 10-K.

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

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Commitments to Extend Credit	$829,080	$828,539	$767,718
Letters of Credit	19,192	19,108	19,729
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	472	-	-

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $315,000 at March 31, 2019 and December 31, 2018. At March 31, 2018, the reserve was $267,000. We do not anticipate any material losses as a result of these transactions.

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

Part 2 - considers qualitative internal and external factors that may affect a loan or lease’s collectability, is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the historical and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

●	general economic and business conditions affecting the key service areas of the Company;
●	credit quality trends (including trends in collateral values, delinquencies and non-performing loans & leases);
●	loan & lease volumes, growth rates and concentrations;
●	loan & lease portfolio seasoning;
●	specific industry and crop conditions;
●	recent loss experience; and
●	duration of the current business cycle.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at March 31, 2019 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2019, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.18% if rates increase by 200 basis points and a decrease in net interest income of 5.33% if rates decline 200 basis points. Comparatively, at December 31, 2018, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.25% if rates increase by 200 basis points and a decrease in net interest income of 5.80% if rates decline 200 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2018 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $78 million and repurchase lines of $130 million with major banks. As of March 31, 2019, the Company has additional borrowing capacity of $564 million with the FHLB and $464 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At March 31, 2019, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $304 million, which represents 8.94% of total assets.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2018 Annual Report to Shareholders on Form 10-K. In management’s opinion, there have been no material changes in risk factors since the filing of the 2018 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2019. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

During the first quarter of 2019, the Company issued 3,586 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $715.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital. There were no shares issued during the first quarter of 2018.

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

Date: May 9, 2019
/s/ Kent A. Steinwert
Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019
/s/ Stephen W. Haley
Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)