Form 10-Q
period 2019-06-30
FARMERS & MERCHANTS BANCORP
filed 2019-08-09
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock of the registrant 787,307 outstanding as of July 31, 2019.

FARMERS & MERCHANTS BANCORP
10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets   (Unaudited)
(in thousands except share data)
	June 30, 2019	December 31, 2018	June 30, 2018
Assets
Cash and Cash Equivalents:
Cash and Due from Banks	$64,476	$61,058	$51,491
Interest Bearing Deposits with Banks	50,241	84,506	55,408
Total Cash and Cash Equivalents	114,717	145,564	106,899

Investment Securities:
Available-for-Sale	488,093	495,396	450,174
Held-to-Maturity	60,310	53,566	52,210
Total Investment Securities	548,403	548,962	502,384

Loans & Leases:	2,598,898	2,571,241	2,344,448
Less: Allowance for Credit Losses	55,125	55,266	51,137
Loans & Leases, Net	2,543,773	2,515,975	2,293,311

Premises and Equipment, Net	31,864	32,623	29,254
Bank Owned Life Insurance	66,114	65,117	60,495
Interest Receivable and Other Assets	129,929	126,002	105,480
Total Assets	$3,434,800	$3,434,243	$3,097,823

Liabilities
Deposits:
Demand	$949,817	$974,756	$815,575
Interest Bearing Transaction	656,211	694,384	603,494
Savings and Money Market	899,741	903,665	812,083
Time	519,507	490,027	466,121
Total Deposits	3,025,276	3,062,832	2,697,273

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	57,705	49,886	74,748
Total Liabilities	3,093,291	3,123,028	2,782,331

Shareholders’ Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 787,307, 783,721, and 821,073 Shares Issued and Outstanding at June 30, 2019, December 31, 2018 and June 30, 2018, Respectively	8	8	8
Additional Paid-In Capital	75,538	72,974	99,192
Retained Earnings	263,325	241,221	221,671
Accumulated Other Comprehensive Income (Loss)	2,638	(2,988)	(5,379)
Total Shareholders’ Equity	341,509	311,215	315,492
Total Liabilities and Shareholders’ Equity	$3,434,800	$3,434,243	$3,097,823

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Income  (Unaudited)
(in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest Income
Interest and Fees on Loans & Leases	$34,716	$28,927	$67,893	$55,971
Interest on Deposits with Banks	1,161	514	2,286	1,099
Interest on Investment Securities:
Taxable	2,244	2,315	4,671	4,696
Exempt from Federal Tax	505	405	949	823
Total Interest Income	38,626	32,161	75,799	62,589

Interest Expense
Deposits	3,112	1,529	5,933	2,934
Subordinated Debentures	141	131	286	248
Total Interest Expense	3,253	1,660	6,219	3,182

Net Interest Income	35,373	30,501	69,580	59,407
Provision for Credit Losses	200	500	200	833
Net Interest Income After Provision for Credit Losses	35,173	30,001	69,380	58,574

Non-Interest Income
Service Charges on Deposit Accounts	901	842	1,777	1,659
Net (Loss) on Sale of Investment Securities	-	(1,330)	-	(1,330)
Increase in Cash Surrender Value of Bank Owned Life Insurance	505	460	997	912
Debit Card and ATM Fees	1,291	1,096	2,468	2,112
Net Gain on Deferred Compensation Investments	818	407	1,863	1,189
Other	885	808	1,759	2,406
Total Non-Interest Income	4,400	2,283	8,864	6,948

Non-Interest Expense
Salaries and Employee Benefits	13,439	11,653	26,863	25,180
Net Gain on Deferred Compensation Investments	818	407	1,863	1,189
Occupancy	1,014	907	2,054	1,849
Equipment	1,176	1,018	2,353	2,041
Marketing	233	390	613	719
Legal	851	852	1,720	1,292
FDIC Insurance	230	227	471	466
Other	2,804	2,691	5,073	5,345
Total Non-Interest Expense	20,565	18,145	41,010	38,081

Income Before Provision for Income Taxes	19,008	14,139	37,234	27,441
Provision for Income Taxes	4,903	3,589	9,580	6,950
Net Income	$14,105	$10,550	$27,654	$20,491
Basic and Diluted Earnings Per Common Share	$17.92	$12.90	$35.19	$25.14

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$14,105	$10,550	$27,654	$20,491

Other Comprehensive Income
Increase in Net Unrealized Gain (Loss) on Available-for-Sale Securities	3,741	(2,519)	7,987	(7,807)
Deferred Tax (Expense) Benefit Related to net Unrealized Gains (loss)	(1,105)	757	(2,361)	2,320
Reclassification Adjustment for Realized Losses (Gains) on Available-for-Sale Securities Included in Net Income	-	1,330	-	1,330
Deferred Tax (Expense) Benefit Related to Reclassification Adjustment	-	(405)	-	(405)
Total Other Comprehensive Income (Loss)	2,636	(837)	5,626	(4,562)
Comprehensive Income	$16,741	$9,713	$33,280	$15,929

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders’ Equity  (Unaudited)
For the three and six months ended June 30, 2019 and 2018
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Shareholders’ Equity
	Three Months Ended June 30, 2019
Balance, April 1, 2019	787,307	$8	$75,538	$254,770	$2	$330,318
Net Income			-	14,105	-	14,105
Cash Dividends Declared on						-
Common Stock ($7.05 per share)		-	-	(5,550)	-	(5,550)
Issuance of Common Stock	-	-	-	-	-	-
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	2,636	2,636
Balance, June 30, 2019	787,307	$8	$75,538	$263,325	$2,638	$341,509

	Three Months Ended June 30, 2018
Balance, April 1, 2018	812,304	$8	$93,624	$216,786	$(4,542)	$305,876
Net Income			-	10,550	-	10,550
Cash Dividends Declared on						-
Common Stock ($6.90 per share)		-	-	(5,665)	-	(5,665)
Issuance of Common Stock	8,769	-	5,568	-	-	5,568
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	(837)	(837)
Balance, June 30, 2018	821,073	$8	$99,192	$221,671	$(5,379)	$315,492

	Six Months Ended June 30, 2019
Balance, January 1, 2019	783,721	$8	$72,974	$241,221	$(2,988)	$311,215
Net Income			-	27,654	-	27,654
Cash Dividends Declared on						-
Common Stock ($7.05 per share)		-	-	(5,550)	-	(5,550)
Issuance of Common Stock	3,586	-	2,564	-	-	2,564
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	5,626	5,626
Balance, June 30, 2019	787,307	$8	$75,538	$263,325	$2,638	$341,509

	Six Months Ended June 30, 2018
Balance, January 1, 2018	812,304	$8	$93,624	$206,845	$(817)	$299,660
Net Income			-	20,491	-	20,491
Cash Dividends Declared on						-
Common Stock ($6.90 per share)		-	-	(5,665)	-	(5,665)
Issuance of Common Stock	8,769	-	5,568	-	-	5,568
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	(4,562)	(4,562)
Balance, June 30, 2018	821,073	$8	$99,192	$221,671	$(5,379)	$315,492

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Operating Activities:
Net Income	$27,654	$20,491
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Credit Losses	200	833
Depreciation and Amortization	1,387	1,155
Net Amortization of Investment Security Premiums & Discounts	222	568
Amortization of Core Deposit Intangible	319	54
Accretion of Discount on Acquired Loans	(6)	(87)
Net Loss on Sale of Investment Securities	-	1,330
Net (Gain) on Sale of Property & Equipment	-	(292)
Earnings from Equity Investment	-	(164)
Dividends from Equity Investment	-	63
Net Change in Operating Assets & Liabilities:
Net Decrease in Interest Receivable and Other Assets	810	218
Net Increase in Interest Payable and Other Liabilities	4,175	1,788
Net Cash Provided by Operating Activities	34,761	25,957
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(316,054)	(169,467)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	330,902	227,072
Purchase of Investment Securities Held-to-Maturity	(11,606)	(2,770)
Proceeds from Matured or Called Securities Held-to-Maturity	4,823	4,990
Net Loans & Leases Paid, Originated or Acquired	(28,069)	(129,154)
Principal Collected on Loans & Leases Previously Charged Off	77	50
Additions to Premises and Equipment	(628)	(2,497)
Purchase of Other Investments	(1,947)	(3,794)
Proceeds from Sale of Property & Equipment	-	983
Net Cash Used in Investing Activities	(22,502)	(74,587)
Financing Activities:
Net Decrease in Deposits	(37,556)	(25,955)
Cash Dividends	(5,550)	(5,665)
Net Cash Used in Financing Activities	(43,106)	(31,620)
Decrease in Cash and Cash Equivalents	(30,847)	(80,250)
Cash and Cash Equivalents at Beginning of Period	145,564	187,149
Cash and Cash Equivalents at End of Period	$114,717	$106,899
Supplementary Data
Cash Payments Made for Income Taxes	$4,631	$3,051
Issuance of Common Stock to the Bank’s Non-Qualified Retirement Plans	$2,564	$5,568
Interest Paid	$5,109	$3,492

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which are necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income, changes in stockholders’ equity, and cash flows for the periods presented. All material intercompany transactions have been eliminated. The results of these interim periods may not be indicative of the results for the full year or for any other period. Actual results could differ from these estimates. See “Financial Condition – Critical Accounting Policies and Estimates” in the Company’s 2018 Annual Report to Shareholders on Form 10-K.

Certain amounts in the prior years’ financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation. These reclassifications had no effect on previously reported net income or total shareholders’ equity.

New Accounting Changes
The FASB issued guidance in February 2016, with amendments in 2018 and 2019, which changed the accounting for leases. The guidance requires lessees to recognize right-of-use (ROU) assets and lease liabilities for most leases where we are the lessee in the Consolidated Statement of Financial Position. The guidance also made some changes to lessor accounting, including the elimination of the use of third-party residual value guarantee insurance in the lease classification test, and overall aligns with the new revenue recognition guidance. The guidance also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the consolidated balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs (IDC’s). From a lessor perspective, the changes in lease termination guidance, IDC and removal of third-party residual value guarantee insurance in the lease classification test did not have a material impact on the consolidated financial results. We adopted ASU No. 2016-02 Leases (Topic 842), as of January 1, 2019, using the cumulative effect transition approach. The cumulative effect transition approach provides a method for recording existing leases at adoption and not restated comparative periods; rather the effect of the change is recorded at the beginning of the year of adoption.  The Company elected the ASU’s package of three practical expedients, which allowed the Company to forego a reassessment of (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial direct costs for any existing leases. The Company elected the option not to separate lease and non-lease components and instead to account for them as a single lease component and the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets.

The Company has several lease agreements, such as branch locations, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated statements of condition. The new guidance requires these lease agreements to be recognized as a right-of-use asset and corresponding lease liability.

Our operating leases relate primarily to office space and bank branches. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use (“ROU”) asset of $4.73 million and an operating lease liability of $4.73 million on January 1, 2019, with no impact on our consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. See Note 7 – “Leases” for additional information.

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

Investment Securities
Investment securities are debt securities classified at the time of purchase as held-to-maturity (“HTM”) if it is management’s intent and the Company has the ability to hold the securities until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount using a level yield of interest over the estimated remaining period until maturity. Losses, reflecting a decline in value judged by the Company to be other than temporary, are recognized in the period in which they occur.

Debt securities are classified as available-for-sale (“AFS”) if it is management’s intent, at the time of purchase, to hold the securities for an indefinite period of time and/or to use the securities as part of the Company’s asset/liability management strategy. These securities are reported at fair value with aggregate unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes. Fair values are based on quoted market prices or broker/dealer price quotations on a specific identification basis. Gains or losses on the sale of these securities are computed using the specific identification method.

Trading debt securities, if any, are acquired for short-term appreciation and are recorded in a trading portfolio and are carried at fair value, with unrealized gains and losses recorded in non-interest income.

Management evaluates debt securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For debt securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement; and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Equity securities are carried at fair value with the entire amount of a market adjustment recognized through earnings.

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

Acquired Loans
Loans acquired through purchase or through a business combination are recorded at their fair value at the acquisition date. Credit discounts, which reflect estimates of credit losses, expected to be incurred over the life of the loan, are included in the determination of fair value; therefore, an allowance for loan losses is not recorded for loans acquired at the acquisition date.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

At June 30, 2019 and 2018, the Company has no material uncertain tax positions and recognized no interest or penalties. The Company’s policy is to recognize interest and penalties related to income taxes in the provision for income taxes in the Consolidated Statement of Income.

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

Comprehensive Income
The “Comprehensive Income” topic of the FASB ASC establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Other comprehensive income refers to revenues, expenses, gains, and losses that U.S. GAAP recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income includes net income and changes in fair value of its available-for-sale investment securities.

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

Business Combinations And Related Matters
Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the fair value over the purchase price of net assets and other identifiable intangible assets acquired is recorded as bargain purchase gain. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the consolidated statement of operations from the date of acquisition. Acquisition-related costs, including conversion charges, are expensed as incurred. The Company applied this guidance to the acquisition of Bank of Rio Vista (BRV) which was consummated on October 10, 2018. The Company’s consolidated financial statements reflect the operations of Bank of Rio Vista beginning October 11, 2018.

Goodwill and Other Intangible Assets: Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill that arises from a business combination is periodically evaluated for impairment at the reporting unit level, at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible (“CDI”) represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and evaluated periodically for impairment. The CDI asset is amortized on a straight-line method over its estimated useful life of ten years. At June 30, 2019, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Core Deposit Intangible Amortization	$320	$626	$611	$593	$573	$2,236	$4,959

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

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the debt securities available-for-sale are as follows
(in thousands)

	Amortized	Gross Unrealized		Fair/Book
June 30, 2019	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,009	$5	$-	$3,014
US Treasury Notes	174,688	245	25	174,908
US Government Agency SBA	13,289	23	114	13,198
Mortgage Backed Securities (1)	288,550	3,727	116	292,161
Other	4,812	-	-	4,812
Total	$484,348	$4,000	$255	$488,093

	Amortized	Gross Unrealized		Fair/Book
December 31, 2018	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,033	$6	$-	$3,039
US Treasury Notes	164,672	-	158	164,514
US Government Agency SBA	15,601	6	160	15,447
Mortgage Backed Securities (1)	310,982	1,196	5,133	307,045
Other	5,351	-	-	5,351
Total	$499,639	$1,208	$5,451	$495,396

	Amortized	Gross Unrealized		Fair/Book
June 30, 2018	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,056	$15	$-	$3,071
US Treasury Notes	139,689	2	416	139,275
US Government Agency SBA	18,583	8	188	18,403
Mortgage Backed Securities (1)	293,473	337	7,396	286,414
Other	3,011	-	-	3,011
Total	$457,812	$362	$8,000	$450,174

 (1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of debt securities classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
June 30, 2019	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,310	$845	$-	$61,155
Total	$60,310	$845	$-	$61,155

	Book	Gross Unrealized		Fair
December 31, 2018	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$53,566	$211	$39	$53,738
Total	$53,566	$211	$39	$53,738

	Book	Gross Unrealized		Fair
June 30, 2018	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$52,210	$227	$79	$52,358
Total	$52,210	$227	$79	$52,358

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at June 30, 2019 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
June 30, 2019	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$166,665	$166,644	$562	$563
After one year through five years	16,515	16,760	3,513	3,520
After five years through ten years	1,239	1,241	24,440	25,048
After ten years	11,380	11,287	31,795	32,024
	195,799	195,932	60,310	61,155
Investment securities not due at a single maturity date:
Mortgage-backed securities	288,549	292,161	-	-
Total	$484,348	$488,093	$60,310	$61,155

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$159,966	$25	$-	$-	$159,966	$25
US Government Agency SBA	60	-	6,750	114	6,810	114
Mortgage Backed Securities	1,331	1	35,247	115	36,578	116
Total	$161,357	$26	$41,997	$229	$203,354	$255

There were no HTM investments with gross unrealized losses at June 30, 2019.

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$124,985	$7	$39,529	$151	$164,514	$158
US Government Agency SBA	3,250	28	8,618	132	11,868	160
Mortgage Backed Securities	52,289	528	207,271	4,605	259,560	5,133
Total	$180,524	$563	$255,418	$4,888	$435,942	$5,451

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$6,052	$23	$849	$16	$6,901	$39
Total	$6,052	$23	$849	$16	$6,901	$39

	Less Than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$14,412	$178	$29,876	$238	$44,288	$416
US Government Agency SBA	5,589	68	9,023	120	14,612	188
Mortgage Backed Securities	214,949	5,464	58,148	1,932	273,097	7,396
Total	$234,950	$5,710	$97,047	$2,290	$331,997	$8,000

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$8,543	$79	$-	$-	$8,543	$79
Total	$8,543	$79	$-	$-	$8,543	$79

As of June 30, 2019, the Company held 572 investment securities of which 20 were in an unrealized loss position for less than twelve months and 84 securities were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At June 30, 2019, no securities of government agency and government sponsored entities were in an unrealized loss position for less than 12 months, and none were in an unrealized loss position for 12 months or more. The unrealized losses on the Company’s investments in securities of government agency and government sponsored entities were $0 at June 30, 2019, December 31, 2018 and at June 30, 2018.

U.S. Treasury Notes – At June 30, 2019, 16 U.S. Treasury Note security investments were in an unrealized loss position for less than 12 months and none were in an unrealized loss position for 12 months or more. The unrealized losses on the Company’s investment in U.S. Treasury Notes were $25,000, $158,000, and $416,000 at June 30, 2019, December 31, 2018, and June 30, 2018, respectively. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2019, December 31, 2018, and June 30, 2018.

U.S. Government SBA – At June 30, 2019, 2 U.S. Government SBA security investments were in an unrealized loss position for less than 12 months and 55 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company’s investment in U.S. Government SBA securities were $114,000, $160,000, and $188,000 at June 30, 2019, December 31, 2018, and June 30, 2018, respectively. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2019, December 31, 2018, and June 30, 2018.

Mortgage Backed Securities – At June 30, 2019, 2 mortgage backed security investments were in an unrealized loss position for less than 12 months and 29 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company’s investment in mortgage backed securities were $116,000, $5.1 million, and $7.4 million at June 30, 2019, December 31, 2018, and June 30, 2018, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019, December 31, 2018, and June 30, 2018.

Obligations of States and Political Subdivisions – At June 30, 2019, no obligations of states and political subdivisions were in an unrealized loss position for less than 12 months, and none were in an unrealized loss position for 12 months or more. As of June 30, 2019, over ninety-nine percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the one percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $0, $39,000 and $79,000 at June 30, 2019, December 31, 2018 and June 30, 2018, respectively. Management believes that any unrealized losses on the Company’s investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019, December 31, 2018 and June 30, 2018.

Proceeds from sales and calls of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2019	2018	2019	2018
Proceeds	$1,310	$31,370	$1,310	$31,370
Gains	-	8	-	8
Losses	-	1,338	-	1,338

Pledged Securities
As of June 30, 2019, securities carried at $250.9 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $268.8 million at December 31, 2018, and $210.0 million at June 30, 2018.

3. Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

June 30, 2019	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2019	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Charge-Offs	-	-	-	-	-	-	(379)	(39)	-	-	(418)
Recoveries	-	-	-	6	11	11	23	26	-	-	77
Provision	(929)	480	448	(22)	(29)	(772)	967	(17)	(922)	996	200
Ending Balance- June 30, 2019	$10,680	$14,572	$1,697	$864	$2,743	$7,481	$12,267	$464	$3,100	$1,257	$55,125
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2019	$11,400	$14,493	$1,207	$863	$2,738	$7,448	$11,933	$467	$4,008	$350	$54,907
Charge-Offs	-	-	-	-	-	-	-	(18)	-	-	(18)
Recoveries	-	-	-	3	5	4	12	12	-	-	36
Provision	(720)	79	490	(2)	-	29	322	3	(908)	907	200
Ending Balance- June 30, 2019	$10,680	$14,572	$1,697	$864	$2,743	$7,481	$12,267	$464	$3,100	$1,257	$55,125
Ending Balance Individually Evaluated for Impairment	201	-	-	122	12	99	158	6	-	-	598
Ending Balance Collectively Evaluated for Impairment	10,479	14,572	1,697	742	2,731	7,382	12,109	458	3,100	1,257	54,527
Loans & Leases:
Ending Balance	$813,750	$605,776	$93,539	$257,408	$40,210	$284,858	$382,192	$17,844	$103,321	$-	$2,598,898
Ending Balance Individually Evaluated for Impairment	4,601	5,702	-	2,444	247	196	1,579	6	-	-	14,775
Ending Balance Collectively Evaluated for Impairment	$809,149	$600,074	$93,539	$254,964	$39,963	$284,662	$380,613	$17,838	$103,321	$-	$2,584,123

December 31, 2018	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2018	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Charge-Offs	-	-	-	(31)	(8)	-	(613)	(115)	-	-	(767)
Recoveries	2	-	-	15	6	61	20	54	-	-	158
Provision	685	2,007	(597)	81	439	22	3,052	346	659	(1,161)	5,533
Ending Balance- December 31, 2018	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Ending Balance Individually Evaluated for Impairment	234	-	-	125	15	-	185	6	-	-	565
Ending Balance Collectively Evaluated for Impairment	11,375	14,092	1,249	755	2,746	8,242	11,471	488	4,022	261	54,701
Loans & Leases:
Ending Balance	$826,549	$584,625	$98,568	$259,736	$40,789	$290,463	$343,834	$19,412	$107,265	$-	$2,571,241
Ending Balance Individually Evaluated for Impairment	4,676	7,238	-	2,491	297	-	1,639	6	-	-	16,347
Ending Balance Collectively Evaluated for Impairment	821,873	577,387	98,568	257,245	40,492	290,463	342,195	19,406	107,265	-	2,554,894

June 30, 2018	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2018	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Charge-Offs	-	-	-	(12)	(4)	-	(14)	(58)	-	-	(88)
Recoveries	-	-	-	6	2	13	3	26	-	-	50
Provision	(139)	1,229	(230)	55	226	(514)	250	93	37	(174)	833
Ending Balance- June 30, 2018	$10,783	$13,314	$1,616	$864	$2,548	$7,658	$9,436	$270	$3,400	$1,248	$51,137
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2018	$11,078	$12,242	$1,873	$827	$2,343	$7,868	$9,374	$239	$3,390	$1,443	$50,677
Charge-Offs	-	-	-	(12)	-	-	(14)	(41)	-	-	(67)
Recoveries	-	-	-	3	1	7	1	15	-	-	27
Provision	(295)	1,072	(257)	46	204	(217)	75	57	10	(195)	500
Ending Balance- June 30, 2018	$10,783	$13,314	$1,616	$864	$2,548	$7,658	$9,436	$270	$3,400	$1,248	$51,137
Ending Balance Individually Evaluated for Impairment	333	-	-	131	16	-	487	7	-	-	974
Ending Balance Collectively Evaluated for Impairment	10,450	13,314	1,616	733	2,532	7,658	8,949	263	3,400	1,248	50,163
Loans & Leases:
Ending Balance	$752,043	$540,852	$94,223	$261,804	$37,669	$273,170	$286,651	$7,390	$90,646	$-	$2,344,448
Ending Balance Individually Evaluated for Impairment	4,749	-	-	2,628	324	-	2,290	7	-	-	9,998
Ending Balance Collectively Evaluated for Impairment	$747,294	$540,852	$94,223	$259,176	$37,345	$273,170	$284,361	$7,383	$90,646	$-	$2,334,450

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $2.7 million at June 30, 2019, $2.8 million at December 31, 2018 and $2.9 million at June 30, 2018, which are no longer classified as TDRs.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

June 30, 2019	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$811,627	$2,123	$-	$813,750
Agricultural Real Estate	591,191	2,523	12,062	605,776
Real Estate Construction	93,539	-	-	93,539
Residential 1st Mortgages	257,102	-	306	257,408
Home Equity Lines & Loans	40,178	-	32	40,210
Agricultural	278,794	5,254	810	284,858
Commercial	377,794	3,212	1,186	382,192
Consumer & Other	17,660	-	184	17,844
Leases	103,321	-	-	103,321
Total	$2,571,206	$13,112	$14,580	$2,598,898

December 31, 2018	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$823,983	$2,566	$-	$826,549
Agricultural Real Estate	566,612	4,703	13,310	584,625
Real Estate Construction	98,568	-	-	98,568
Residential 1st Mortgages	259,208	-	528	259,736
Home Equity Lines & Loans	40,744	-	45	40,789
Agricultural	284,561	5,433	469	290,463
Commercial	343,085	163	586	343,834
Consumer & Other	19,229	-	183	19,412
Leases	107,265	-	-	107,265
Total	$2,543,255	$12,865	$15,121	$2,571,241

June 30, 2018	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$749,467	$2,576	$-	$752,043
Agricultural Real Estate	524,259	10,521	6,072	540,852
Real Estate Construction	85,638	8,585	-	94,223
Residential 1st Mortgages	261,112	-	692	261,804
Home Equity Lines & Loans	37,622	-	47	37,669
Agricultural	266,837	5,050	1,283	273,170
Commercial	285,113	283	1,255	286,651
Consumer & Other	7,245	-	145	7,390
Leases	88,677	1,969	-	90,646
Total	$2,305,970	$28,984	$9,494	$2,344,448

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at June 30, 2019, December 31, 2018, and June 30, 2018, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated
(in thousands):

June 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$813,750	$813,750
Agricultural Real Estate	-	-	-	-	-	605,776	605,776
Real Estate Construction	-	-	-	-	-	93,539	93,539
Residential 1st Mortgages	8	-	-	-	8	257,400	257,408
Home Equity Lines & Loans	-	-	-	-	-	40,210	40,210
Agricultural	-	-	-	-	-	284,858	284,858
Commercial	75	150	-	-	225	381,967	382,192
Consumer & Other	18	-	-	-	18	17,826	17,844
Leases	-	-	-	-	-	103,321	103,321
Total	$101	$150	$-	$-	$251	$2,598,647	$2,598,898

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$731	$-	$-	$731	$825,818	$826,549
Agricultural Real Estate	-	-	-	-	-	584,625	584,625
Real Estate Construction	327	-	-	-	327	98,241	98,568
Residential 1st Mortgages	367	-	-	-	367	259,369	259,736
Home Equity Lines & Loans	-	-	-	-	-	40,789	40,789
Agricultural	-	-	-	-	-	290,463	290,463
Commercial	-	-	-	-	-	343,834	343,834
Consumer & Other	13	-	-	-	13	19,399	19,412
Leases	-	-	-	-	-	107,265	107,265
Total	$707	$731	$-	$-	$1,438	$2,569,803	$2,571,241

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$752,043	$752,043
Agricultural Real Estate	-	-	-	-	-	540,852	540,852
Real Estate Construction	277	-	-	-	277	93,946	94,223
Residential 1st Mortgages	107	-	-	130	237	261,567	261,804
Home Equity Lines & Loans	19	-	-	-	19	37,650	37,669
Agricultural	-	-	-	-	-	273,170	273,170
Commercial	-	-	-	599	599	286,052	286,651
Consumer & Other	6	-	-		6	7,384	7,390
Leases	-	-	-		-	90,646	90,646
Total	$409	$-	$-	$729	$1,138	$2,343,310	$2,344,448

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

				Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
June 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$91	$91	$-	$92	$2	$93	$4
Agricultural Real Estate	5,702	5,702	-	6,471	128	6,855	201
Commercial	32	32	-	16	1	8	1
	$5,825	$5,825	$-	$6,579	$131	$6,956	$206
With an allowance recorded:
Commercial Real Estate	$2,857	$2,857	$201	$2,874	$24	2,884	$47
Residential 1st Mortgages	1,614	1,820	81	1,620	17	1,627	38
Home Equity Lines & Loans	71	82	3	72	1	73	2
Agricultural	196	196	98	199	2	150	2
Commercial	1,548	1,548	158	1,574	13	1,597	27
Consumer & Other	6	6	6	6	-	6	-
	$6,292	$6,509	$547	$6,345	$57	6,337	$116
Total	$12,117	$12,334	$547	$12,924	$188	$13,293	$322

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$95	$96	$-	$99	$8
Agricultural Real Estate	7,239	7,238	-	3,620	119
Residential 1st Mortgages	-	-	-	226	8
	$7,334	$7,334	$-	$3,945	$135
With an allowance recorded:
Commercial Real Estate	$2,902	$2,892	$234	$2,929	$96
Residential 1st Mortgages	1,640	1,838	82	1,371	48
Home Equity Lines & Loans	74	84	4	76	4
Commercial	1,644	1,639	185	1,834	58
Consumer & Other	6	7	6	7	-
	$6,266	$6,460	$511	$6,217	$206
Total	$13,600	$13,794	$511	$10,162	$341

				Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
June 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$100	$100	$-	$101	$2	$102	$4
Residential 1st Mortgages	-	-	-	452	-	680	8
	$100	$100	$-	$553	$2	$782	$12
With an allowance recorded:
Commercial Real Estate	$2,938	$2,927	$333	$2,947	$24	2,956	$48
Residential 1st Mortgages	1,698	1,877	85	1,141	13	844	20
Home Equity Lines & Loans	76	86	3	77	1	77	2
Commercial	2,297	2,290	487	2,009	15	1,870	30
Consumer & Other	7	8	7	8	-	8	-
	$7,016	$7,188	$915	$6,182	$53	5,755	$100
Total	$7,116	$7,288	$915	$6,735	$55	$6,537	$112

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

At June 30, 2019, the Company allocated $547,000 of specific reserves to $12.1 million of troubled debt restructured loans & leases, all of which were performing. The Company had no commitments at June 30, 2019 to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the six-month period ended June 30, 2019, there was one loan modified as a troubled debt restructuring. The modification involved a reduction of the stated interest rate of the loan for 5 years and extended the maturity date for 10 years.

The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three and six-month periods ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Agricultural	-	$-	$-	1	$201	$201
Total	-	$-	$-	1	$201	$201

During the three and six-months ended June 30, 2019, the twelve months ended December 31, 2018, and the three and six-month periods ended June 30, 2018 there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

At December 31, 2018, the Company allocated $511,000 of specific reserves to $13.6 million of troubled debt restructured loans, all of which were performing. The Company had no commitments at December 31, 2018 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ended December 31, 2018, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for 5 years. Modifications involving an extension of the maturity date were for 10 years.

The following table presents loans by class modified as troubled debt restructured loans for the year ended December 31, 2018 (in thousands):

	Year ended December 31, 2018
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Agricultural Real Estate	1	$7,239	$7,239
Residential 1st Mortgages	2	286	255
Total	3	$7,525	$7,494

The troubled debt restructurings described above had minimal impact on the allowance for credit losses and resulted in charge-offs of $31,000 for the year ended December 31, 2018.

At June 30, 2018, the Company allocated $624,000 of specific reserves to $6.4 million of troubled debt restructured loans & leases, all of which were performing. The Company had no commitments at June 30, 2018 to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the three and six-month periods ended June 30, 2018, there was one loan modified as a troubled debt restructuring. The modification involved a reduction of the stated interest rate of the loan for 5 years and extended the maturity date for 10 years.

The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three and six-month periods ended June 30, 2018 (in thousands):

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

		Fair Value Measurements At June 30, 2019, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,014	$-	$3,014	$-
US Treasury Notes	174,908	174,908	-	-
US Government Agency SBA	13,198	-	13,198	-
Mortgage Backed Securities	292,161	-	292,161	-
Other	4,812	203	310	4,299
Total Assets Measured at Fair Value On a Recurring Basis	$488,093	$175,111	$308,683	$4,299

		Fair Value Measurements At December 31, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,039	$-	$3,039	$-
US Treasury Notes	164,514	164,514	-	-
US Government Agency SBA	15,447	-	15,447	-
Mortgage Backed Securities	307,045	-	307,045	-
Other	5,351	202	310	4,839
Total Assets Measured at Fair Value On a Recurring Basis	$495,396	$164,716	$325,841	$4,839

		Fair Value Measurements At June 30, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,071	$-	$3,071	$-
US Treasury Notes	139,275	139,275	-	-
US Government Agency SBA	18,403	-	18,403	-
Mortgage Backed Securities	286,414	-	286,414	-
Other	3,011	201	310	2,500
Total Assets Measured at Fair Value On a Recurring Basis	$450,174	$139,476	$308,198	$2,500

Fair values for Level 2 available-for-sale investment debt securities are based on quoted market prices for similar securities. During the three and six-months ended June 30, 2019 and 2018, there were no transfers in or out of Level 1, 2, or 3.

Certain equity securities, categorized as Level 3 assets as of June 30, 2019 consisted of: (1) $3.1 million in limited liability companies (LLC) that invest in CRA qualified SBA loans; and (2) $1.2 million in registered warrants issued by California reclamation districts. These securities do not have readily determinable fair values and are not readily tradeable, and are carried at fair value. The significant unobservable data reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average lives and credit information. There were no gains, losses in or out of level 3 during the three and six-months ended June 30, 2019 and 2018.

Level 3 Valuations
The following table presents a reconciliation for the three and six months ended June 30, 2019 of the level 3 fair value category measured at fair value on a recurring basis:

				Net Realized / Unrealized Gains (Losses)

(in thousands)	Balance at Beginning of Period	Purchases /Additions	Sales / Reductions	Realized	Unrealized	Balance at End of Period
Three months ended June 30, 2019
Available-for-sale debt securities:	$1,397	$219	$453	$-	$-	$1,163
Equity securities:	$3,246	$80	$190	$-	$-	$3,136
Total	$4,643	$299	$643	$-	$-	$4,299

Six months ended June 30, 2019
Available-for-sale debt securities:	$1,593	$698	$1,128	$-	$-	$1,163
Equity securities:	$3,246	$80	$190	$-	$-	$3,136
Total	$4,839	$778	$1,318	$-	$-	$4,299

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

		Fair Value Measurements At June 30, 2019, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$2,656	$-	$-	$2,656
Residential 1st Mortgage	1,530	-	-	1,530
Home Equity Lines and Loans	67	-	-	67
Agricultural	98	-	-	98
Commercial	1,390	-	-	1,390
Total Impaired Loans	5,741	-	-	5,741
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,614	$-	$-	$6,614

		Fair Value Measurements At December 31, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$2,658	$-	$-	$2,658
Residential 1st Mortgage	1,550	-	-	1,550
Home Equity Lines and Loans	70	-	-	70
Commercial	1,454	-	-	1,454
Total Impaired Loans	5,732	-	-	5,732
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,605	$-	$-	$6,605

		Fair Value Measurements At June 30, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$2,594	$-	$-	$2,594
Residential 1st Mortgage	1,485	-	-	1,485
Home Equity Lines and Loans	72	-	-	72
Commercial	1,490	-	-	1,490
Total Impaired Loans	5,641	-	-	5,641
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,514	$-	$-	$6,514

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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at the dates indicated.

June 30, 2019 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Commercial Real Estate	$2,656	Income Approach	Capitalization Rate	3.25%, 3.25%
Residential 1st Mortgage	$1,530	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 4%, 2.83%
Home Equity Lines and Loans	$67	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1.40%
Agricultural	$98	Income Approach	Capitalization Rate	5.10%, 5.10%
Commercial	$1,390	Income Approach	Capitalization Rate	3.25%, 3.25%

Other Real Estate
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

December 31, 2018 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Commercial Real Estate	$2,658	Income Approach	Capitalization Rate	3.25%, 3.25%
Residential 1st Mortgages	$1,550	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 4%, 3%
Home Equity Lines and Loans	$70	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 2%
Commercial	$1,454	Income Approach	Capitalization Rate	2.95% - 8.70%, 3.40%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

June 30, 2018 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Commercial Real Estate	$2,594	Income Approach	Capitalization Rate	3.25%, 3.25%
Residential 1st Mortgage	$1,485	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% -4%, 3%
Home Equity Lines and Loans	$72	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1%
Commercial	$1,490	Income Approach	Capitalization Rate	2.95% - 8.70%, 3.40%

Other Real Estate
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
June 30, 2019 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$114,717	$114,717	$-	$-	$114,717

Investment Securities Available-for-Sale	488,093	175,111	308,683	4,299	488,093

Investment Securities Held-to-Maturity	60,310	-	25,754	35,400	61,154

Loans & Leases, Net of Deferred Fees & Allowance	2,543,773	-	-	2,527,799	2,527,799
Accrued Interest Receivable	15,688	-	15,688	-	15,688

Liabilities:
Deposits	3,025,276	2,505,769	517,607	-	3,023,376
Subordinated Debentures	10,310	-	7,431	-	7,431
Accrued Interest Payable	2,465	-	2,465	-	2,465

		Fair Value of Financial Instruments Using
December 31, 2018 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$145,564	$145,564	$-	$-	$145,564

Investment Securities Available-for-Sale	495,396	164,716	325,841	4,839	495,396

Investment Securities Held-to-Maturity	53,566	-	35,083	18,655	53,738

Loans & Leases, Net of Deferred Fees & Allowance	2,515,975	-	-	2,485,182	2,485,182
Accrued Interest Receivable	14,098	-	14,098	-	14,098

Liabilities:
Deposits	3,062,832	2,572,805	485,766	-	3,058,571
Subordinated Debentures	10,310	-	7,745	-	7,745
Accrued Interest Payable	1,365	-	1,365	-	1,365

		Fair Value of Financial Instruments Using
June 30, 2018 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$106,899	$106,899	$-	$-	$106,899

Investment Securities Available-for-Sale	450,174	139,476	308,198	2,500	450,174

Investment Securities Held-to-Maturity	52,210	-	36,693	15,665	52,358

Loans & Leases, Net of Deferred Fees & Allowance	2,293,311	-	-	2,253,733	2,253,733
Accrued Interest Receivable	11,548	-	11,548	-	11,548

Liabilities:
Deposits	2,697,273	2,231,153	462,040	-	2,693,193
Subordinated Debentures	10,310	-	7,639	-	7,639
Accrued Interest Payable	827	-	827	-	827

6. Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. However, trades are reported on the OTCQX under the symbol “FMCB.”

On May 14, 2019, the Board of Directors declared a mid-year cash dividend of $7.05 per share, a 2.2% increase over the $6.90 per share paid on July 2, 2018. The cash dividend was paid on June 27, 2019, to shareholders of record on June 14, 2019.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has no securities or other contracts, such as stock options, that could require the issuance of common stock. Accordingly, diluted earnings per share is the same amount as basic earnings per share. The following table calculates the basic earnings per common share for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,

(net income in thousands)	2019	2018	2019	2018
Net Income	$14,105	$10,550	$27,654	$20,491
Weighted Average Number of Common Shares Outstanding	787,307	817,893	785,881	815,114
Basic Earnings Per Common Share Amount	$17.92	$12.90	$35.19	$25.14

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

Our leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 10 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. ASC 842 requires lessees to evaluate whether option periods, if available, will be exercised in order to determine the full life of the lease. The Company used data including the first option period, unless it is a relatively new lease that has a long initial lease term or other extenuating circumstances. As of June 30, 2019, operating lease ROU assets and liabilities were $5.31 million and $5.34 million, respectively. Operating lease expenses that were in scope of ASU 2016-02 were $215,000 and $422,000 for the three and six-month period ended June 30, 2019.

The table below summarizes the information related to our operating leases:

(in thousands except for percent and period data)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flow from Operating Leases	$197	$393
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$916	$5,645
Weighted-Average Remaining Lease Term - Operating Leases, in Years	8.30	8.30
Weighted-Average Discount Rate - Operating Leases	3.2%	3.2%

The table below summarizes the maturity of remaining lease liability:

(in thousands)	June 30, 2019
2019	$390
2020	795
2021	719
2022	686
2023	697
2024 and thereafter	2,811
Total Lease Payments	6,098
Less: Interest	(760)
Present Value of Lease Liabilities	$5,338

As of June 30, 2019, we have no additional operating leases for office space that have not yet commenced or that are anticipated to commence during the third quarter of 2019.

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

As a lessor, the Company leases certain types of agriculture equipment, solar equipment, construction equipment and other equipment  to its customers. At June 30, 2019, the Company’s net investment in direct financing leases was $103.3 million.

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

Accounting Guidance Pending Adoption at June 30, 2019
The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The new guidance is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The Company has selected a vendor and installed their model. Using historical data the Company is currently running the new model in parallel with our existing model. Based upon preliminary results the Company believes final implementation will not have a significant impact on the Bank’s ALLL.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2019. This analysis should be read in conjunction with our 2018 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Introduction

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. Banking services are provided in thirty branches in the Company’s service area. The service area includes Sacramento, San Joaquin, Stanislaus, Merced, Contra Costa, Napa, and Solano Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock, Hilmar, Merced, Manteca, Riverbank, Napa, Walnut Creek, Concord, Rio Vista, Walnut Grove and Lockeford.

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). As a California, state-chartered, non-fed member bank, the Bank is subject to regulation and examination by the California Department of Business Oversight (“DBO”) and the Federal Deposit Insurance Corporation (“FDIC”).

Overview

Although the Company has initiated efforts to expand its geographic footprint into the East Bay area of San Francisco and Napa, California (see Item 1: Business – Service Area located in the Company’s 2018 Annual Report on Form 10-K), the Company’s primary service area remains the mid Central Valley of California, a region that can be significantly impacted by the seasonal needs of the agricultural industry. Accordingly, discussion of the Company’s Financial Condition and Results of Operations is influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold).

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

For the three and six months ended June 30, 2019, Farmers & Merchants Bancorp reported net income of $14,105,000 and $27,654,000, earnings per share of $17.92 and $35.19 and return on average assets of 1.66% and 1.63%, respectively. Return on average shareholders’ equity was 16.88% and 16.92% for the three and six months ended June 30, 2019.

For the three and six months ended June 30, 2018, Farmers & Merchants Bancorp reported net income of $10,550,000 and $20,491,000, earnings per share of $12.90 and $25.14 and return on average assets of 1.38% and 1.35%, respectively. Return on average shareholders’ equity was 13.62% and 13.38% for the three and six months ended June 30, 2018.

The following is a summary of the financial results for the six-month period ended June 30, 2019 compared to June 30, 2018:

•	Net income increased 35.0% to $27,654,000 from $20,491,000.
•	Earnings per share increased 40.0% to $35.19 from $25.14.
•	Total assets increased 10.9% to $3.43 billion from $3.10 billion.
•	Total loans & leases increased 10.9% to $2.60 billion from $2.34 billion.
•	Total deposits increased 12.2% to $3.02 billion from $2.69 billion.

The primary reasons for the Company’s $7.2 million or 35.0% increase in net income in the first half of 2019 as compared to the same period of 2018 were:

•	A $10.2 million increase in net interest income related to the growth in earning assets and the improvement in the net interest margin.
•	A $633,000 decrease in the provision for credit losses.
•	A $1.3 million decrease in the net loss on the sale of investment securities during the first half of the prior year (2018).

These positive impacts were partially offset by:

•	A $1.6 million increase in salaries and employee benefits.
•	A $428,000 increase in legal expenses.
•	A $2.6 million increase in net income before taxes.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company’s average balance sheets and volume and rate analysis for the three month periods ended June 30, 2019 and 2018.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$193,623	$1,161	2.41%	$114,300	$515	1.81%
Investment Securities:
U.S. Treasuries	23,360	131	2.24%	66,953	250	1.49%
U.S. Govt SBA	14,098	97	2.75%	26,906	119	1.77%
Government Agency & Government-Sponsored Entities	3,016	22	2.92%	3,064	22	2.87%
Obligations of States and Political Subdivisions - Non-Taxable (1)	60,387	638	4.23%	53,037	510	3.85%
Mortgage Backed Securities	297,467	1,952	2.62%	316,991	1,904	2.40%
Other	4,968	42	3.38%	3,010	20	2.66%
Total Investment Securities	403,296	2,882	2.86%	469,961	2,825	2.40%

Loans & Leases: (2)
Real Estate	1,761,806	23,556	5.36%	1,604,920	20,152	5.05%
Home Equity Lines & Loans	39,996	605	6.07%	35,697	483	5.44%
Agricultural	269,980	3,848	5.72%	262,230	3,339	5.12%
Commercial	373,910	5,027	5.39%	286,123	3,755	5.28%
Consumer	17,277	255	5.92%	5,783	66	4.59%
Other	1,079	6	2.23%	1,382	7	2.04%
Leases	105,953	1,419	5.37%	90,836	1,125	4.98%
Total Loans & Leases	2,570,001	34,716	5.42%	2,286,971	28,927	5.09%
Total Earning Assets	3,166,920	$38,759	4.91%	2,871,232	$32,267	4.52%

Unrealized Gain on Securities Available-for-Sale	(437)			(8,660)
Allowance for Credit Losses	(55,056)			(50,882)
Cash and Due From Banks	54,382			45,430
All Other Assets	223,249			193,197
Total Assets	$3,389,058			$3,050,317

Liabilities & Shareholders’ Equity
Interest Bearing Deposits:
Interest Bearing DDA	$649,230	574	0.35%	$585,363	305	0.21%
Savings and Money Market	900,327	797	0.36%	814,536	333	0.16%
Time Deposits	517,896	1,741	1.35%	471,320	891	0.76%
Total Interest Bearing Deposits	2,067,453	3,112	0.60%	1,871,219	1,529	0.33%
Subordinated Debentures	10,310	141	5.49%	10,310	131	5.11%
Total Interest Bearing Liabilities	2,077,763	$3,253	0.63%	1,881,529	$1,660	0.35%
Interest Rate Spread (3)			4.28%			4.17%
Demand Deposits (Non-Interest Bearing)	920,627			810,962
All Other Liabilities	56,473			47,971
Total Liabilities	3,054,863			2,740,462

Shareholders’ Equity	334,195			309,855
Total Liabilities & Shareholders’ Equity	$3,389,058			$3,050,317
Net Interest Income and Margin on Total Earning Assets (4)		35,506	4.50%		30,607	4.29%
Tax Equivalent Adjustment		(132)			(106)
Net Interest Income		$35,374	4.48%		$30,501	4.27%

(1) Yields and interest income are calculated on an fully taxable equivalent basis using the current statutory federal tax rate.
(2) Average balances on loans & leases outstanding include non-performing loans, if any. The amortized portion of net loan origination fees is included in interest income on loans & leases, representing an adjustment to the yield.
(3) Interest rate spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4) Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$190,559	$2,286	2.42%	$133,512	$1,100	1.66%
Investment Securities:
U.S. Treasuries	34,924	326	1.87%	79,461	547	1.38%
U.S. Govt SBA	14,671	196	2.67%	27,823	242	1.74%
Government Agency & Government-Sponsored Entities	3,022	44	2.91%	3,069	44	2.87%
Obligations of States and Political Subdivisions - Non-Taxable (1)	57,251	1,197	4.18%	53,858	1,039	3.86%
Mortgage Backed Securities	302,244	3,996	2.64%	319,628	3,824	2.39%
Other	5,075	109	4.30%	3,010	38	2.52%
Total Investment Securities	417,187	5,868	2.81%	486,849	5,734	2.36%

Loans & Leases: (2)
Real Estate	1,770,288	46,249	5.27%	1,576,795	39,196	5.01%
Home Equity Lines & Loans	39,804	1,201	6.08%	35,219	931	5.33%
Agricultural	264,574	7,476	5.70%	257,036	6,367	5.00%
Commercial	358,763	9,548	5.37%	277,128	7,066	5.14%
Consumer	17,524	509	5.86%	5,539	142	5.17%
Other	1,079	12	2.24%	1,382	15	2.19%
Leases	106,905	2,898	5.47%	91,028	2,254	4.99%
Total Loans & Leases	2,558,937	67,893	5.35%	2,244,127	55,971	5.03%
Total Earning Assets	3,166,683	$76,047	4.84%	2,864,488	$62,805	4.42%

Unrealized Gain on Securities Available-for-Sale	(2,219)			(6,756)
Allowance for Credit Losses	(55,147)			(50,748)
Cash and Due From Banks	55,289			45,975
All Other Assets	220,571			190,269
Total Assets	$3,385,177			$3,043,228

Liabilities & Shareholders’ Equity
Interest Bearing Deposits:
Interest Bearing DDA	$658,297	$1,126	0.34%	$585,270	$577	0.20%
Savings and Money Market	905,531	1,527	0.34%	819,995	663	0.16%
Time Deposits	515,886	3,280	1.28%	475,010	1,694	0.72%
Total Interest Bearing Deposits	2,079,714	5,933	0.58%	1,880,275	2,934	0.31%
Federal Home Loan Bank Advances	2	-	0.00%	2	-	0.00%
Subordinated Debentures	10,310	286	5.59%	10,310	248	4.85%
Total Interest Bearing Liabilities	2,090,026	$6,219	0.60%	1,890,587	$3,182	0.34%
Interest Rate Spread (3)			4.24%			4.08%
Demand Deposits (Non-Interest Bearing)	918,280			803,155
All Other Liabilities	50,006			43,279
Total Liabilities	3,058,312			2,737,021

Shareholders’ Equity	326,865			306,207
Total Liabilities & Shareholders’ Equity	$3,385,177			$3,043,228
Net Interest Income and Margin on Total Earning Assets (4)		69,828	4.45%		59,623	4.20%
Tax Equivalent Adjustment		(248)			(216)
Net Interest Income		$69,580	4.43%		$59,407	4.18%

(1) Yields and interest income are calculated on an fully taxable equivalent basis using the current statutory federal tax rate.
(2) Average balances on loans & leases outstanding include non-performing loans, if any. The amortized portion of net loan origination fees is included in interest income on loans & leases, representing an adjustment to the yield.
(3) Interest rate spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4) Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)

(in thousands)	Three Months Ended June 30, 2019 compared to June 30, 2018			Six Months Ended June 30, 2019 compared to June 30, 2018
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$437	$209	$646	$573	$613	$1,186
Investment Securities:
U.S. Treasuries	(209)	90	(119)	(374)	153	(221)
U.S. Govt SBA	(71)	49	(22)	(142)	96	(46)
Government Agency & Government-Sponsored Entities	-	-	-	(1)	1	-
Obligations of States and Political Subdivisions - Non-Taxable	75	53	128	68	90	158
Mortgage Backed Securities	(121)	169	48	(216)	388	172
Other	16	6	22	35	36	71
Total Investment Securities	(310)	367	57	(630)	764	134

Loans & Leases:
Real Estate	2,084	1,319	3,403	4,984	2,069	7,053
Home Equity Lines & Loans	62	60	122	129	141	270
Agricultural	103	406	509	191	918	1,109
Commercial	1,188	84	1,272	2,161	321	2,482
Consumer	165	24	189	346	21	367
Other	(2)	1	(1)	(3)	-	(3)
Leases	200	94	294	417	227	644
Total Loans & Leases	3,800	1,988	5,788	8,225	3,697	11,922
Total Earning Assets	3,927	2,564	6,491	8,168	5,074	13,242

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	37	232	269	80	469	549
Savings and Money Market	39	425	464	76	788	864
Time	96	754	850	157	1,429	1,586
Total Interest Bearing Deposits	172	1,411	1,583	313	2,686	2,999
Subordinated Debentures	-	10	10	-	38	38
Total Interest Bearing Liabilities	172	1,421	1,593	313	2,724	3,037
Total Change on a Tax Equivalent Basis	$3,755	$1,143	$4,898	$7,855	$2,350	$10,205

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total “net change.”  The above figures have been rounded to the nearest whole number.

Second Quarter 2019 vs. Second Quarter 2018
Net interest income for the second quarter of 2019 increased 16.0% or $4.9 million to $35.4 million. On a fully taxable equivalent basis, net interest income increased 16.0% and totaled $35.5 million for the second quarter of 2019. As more fully discussed below, the increase in net interest income was due to a $295.7 million increase in average earning assets and a 0.21% increase in the net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended June 30, 2019, the Company’s net interest margin was 4.50% compared to 4.29% for the quarter ended June 30, 2018. This increase in net interest margin was due primarily to an increase of 0.39% in the yield received on earning assets, offset by an increase of 0.28% in the rates paid on interest bearing liabilities.

Average loans & leases totaled $2.6 billion for the quarter ended June 30, 2019; an increase of $283.0 million compared to the average balance for the quarter ended June 30, 2018. Loans & leases increased from 79.7% of average earning assets at June 30, 2018 to 81.2% at June 30, 2019. The annualized yield on the Company’s loan & lease portfolio increased to 5.42% for the quarter ended June 30, 2019, compared to 5.09% for the quarter ended June 30, 2018. This increase in yield was primarily due to an increase in market interest rates. Overall, the positive impact on interest revenue from: (1) the increase in loan & lease balances and (2) rising yields resulted in interest income from loans & leases increasing 20.0% to $34.7 million for quarter ended June 30, 2019. The Company continues to experience aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

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

Average investment securities totaled $403.0 million for the quarter ended June 30, 2019; a decrease of $66.7 million compared to the average balance for the quarter ended June 30, 2018. Tax equivalent interest income on securities increased $57,000 to $2.88 million for the quarter ended June 30, 2019, compared to $2.83 million for the quarter ended June 30, 2018. The average investment portfolio yield, on a tax equivalent (TE) basis, was 2.86% for the quarter ended June 30, 2019, compared to 2.40% for the quarter ended June 30, 2018. This overall increase in yield was caused primarily by an increase in market interest rates. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2019. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which was 2.35% in June 2019 compared to 1.95% in June 2018. Average interest bearing deposits with banks for the quarter ended June 30, 2019, was $193.6 million, an increase of $79.3 million compared to the average balance for the quarter ended June 30, 2018. Interest income on interest bearing deposits with banks for the quarter ended June 30, 2019, increased $646,000 to $1.2 million compared to the quarter ended June 30, 2018.

Average interest-bearing liabilities increased $196.2 million or 10.4% during the second quarter of 2019. Of that increase: (1) interest-bearing transaction deposits increased $63.9 million; (2) savings and money market deposits increased $85.8 million; (3) time deposits increased $46.5 million (see “Financial Condition – Deposits”); and (4) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $3.1 million for the second quarter of 2019 as compared to $1.5 million for the second quarter of 2018. The average rate paid on interest-bearing deposits was 0.60% for the second quarter of 2019 compared to 0.33% for the second quarter of 2018. As a result of the increase in short-term market interest rates over the past 42 months, the Company is experiencing more aggressive competitor rates on interest bearing deposits, which it may need to meet in order to retain key customers. This could place negative pressure on future deposit rates and net interest margin.

At the current time, the market is expecting the Federal Reserve Bank will decrease short-term interest rates one or more times during the remainder of 2019. The Company is “asset sensitive” based upon the mix of its assets and liabilities, so future decreases in market interest rates could negatively impact our net interest margin. See Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018
During the first six months of 2019, net interest income increased 17.1% to $69.6 million, compared to $59.4 million at June 30, 2018. On a fully taxable equivalent basis, net interest income increased 17.12% and totaled $69.8 million at June 30, 2019, compared to $59.6 million at June 30, 2018. The increase in net interest income was due to a $302.2 million increase in average earning assets, and a 0.25% increase in the net interest margin.

For the six months ended June 30, 2019, the Company’s net interest margin was 4.45% compared to 4.20% for the same period in 2018. This increase in net interest margin was due primarily to an increase of 0.42% in the yield received on earning assets, offset by an increase of 0.26% in the rates paid on interest bearing liabilities.

The average balance of loans & leases increased by $314.8 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The yield on the loan & lease portfolio increased 32 basis points to 5.35% for the six months ended June 30, 2019 compared to 5.03% for the six months ended June 30, 2018. Overall, the positive impact from: (1) the increase in loan and lease balances and (2) rising yields resulted in interest income from loans & leases increasing 21.3% or $11.9 million for the first six months of 2019.

Average investment securities were $417.2 million for the six months ended June 30, 2019 compared to $486.9 million for the same period in 2018. The average tax equivalent yield for the six months ended June 30, 2019 was 2.81% compared to 2.36% for the six months ended June 30, 2018. This overall increase in yield was caused primarily by an increase in market interest rates. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2019. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which was 2.35% in June 2019 compared to 1.95% in June 2018. Average interest bearing deposits with banks for the six-months ended June 30, 2019, was $190.6 million, an increase of $57.0 million compared to the average balance for the six-months ended June 30, 2018. Interest income on interest bearing deposits with banks for the six-months ended June 30, 2019, increased $1.2 million to $2.3 million compared to the six-months ended June 30, 2018.

Average interest-bearing liabilities increased $199.4 million or 10.6% during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Of that increase: (1) interest-bearing transaction deposits increased $73.0 million; (2) savings and money market deposits increased $85.5 million; (3) time deposits increased $40.9 million (see “Financial Condition – Deposits”); and (4) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $5.9 million for the first six months of 2019 as compared to $2.9 million for the first six months of 2018. The average rate paid on interest-bearing deposits was 0.58% in the first six months of 2019 and 0.31% in the first six months of 2018. As a result of the increase in short-term market interest rates over the past 42 months, the Company is experiencing more aggressive competitor rates on interest bearing deposits, which it may need to meet in order to retain key customers. This could place negative pressure on future deposit rates and net interest margin.

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

Allowance for Credit Losses
The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company’s loan & lease portfolio as of the consolidated balance sheet date. The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan & lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of three primary components: specific reserves related to impaired loans & leases; general reserves for inherent losses related to loans & leases that are not impaired; and an unallocated component that takes into account the imprecision in estimating and allocating allowance balances associated with macro factors.

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

The Company assigns a risk rating to all loans & leases and periodically performs detailed reviews of all such loans & leases over a certain threshold to identify credit risks and assess overall collectability. For smaller balance loans & leases, such as consumer and residential real estate, a credit grade is established at inception, and then updated only when the loan or lease becomes contractually delinquent or when the borrower requests a modification. For larger balance loans, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans & leases. These credit quality indicators are used to assign a risk rating to each individual loan or lease. These risk ratings are also subject to examination by independent specialists engaged by the Company. The general reserve component of the allowance for credit losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk; (2) historical losses; and (3) other qualitative factors.  These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment. See “Note 1 Significant Accounting Policies - Allowance for Credit Losses” and “Note 3 Loans & Leases and Allowances for Credit Losses.”

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has improved throughout most of the Central Valley, in some of the Company’s market segments housing prices remain below peak levels and unemployment rates remain above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of June 30, 2019, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in many areas of California, including those in the Company’s primary service area. As a result, reservoir levels are high and the availability of water in our primary service area should not be an issue.  Even though the vast majority of the Company’s agricultural customers are located in the more northern portion of the Central Valley where even during the worst of the drought, farmers still had access to reasonable ground water sources, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

The Company made a $200,000 provision for credit losses during the first half of 2019 compared to $833,000 during the first half of 2018. Net charge-offs during the first half of 2019 were $341,000 compared to net charge-off of $39,000 in the first half of 2018. See “Overview – Looking Forward: 2019 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2018 Annual Report on Form 10-K.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of June 30, 2019, was adequate.

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2019	2018	2019	2018
Balance at Beginning of Period	$54,907	$50,677	$55,266	$50,342
Charge-Offs	(18)	(67)	(418)	(88)
Recoveries	36	27	77	50
Provision	200	500	200	833
Balance at End of Period	$55,125	$51,137	$55,125	$51,137

The table below breaks out current quarter activity by portfolio segment (in thousands):

June 30, 2019	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2019	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Charge-Offs	-	-	-	-	-	-	(379)	(39)	-	-	(418)
Recoveries	-	-	-	6	11	11	23	26	-	-	77
Provision	(929)	480	448	(22)	(29)	(772)	967	(17)	(922)	996	200
Ending Balance- June 30, 2019	$10,680	$14,572	$1,697	$864	$2,743	$7,481	$12,267	$464	$3,100	$1,257	$55,125
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2019	$11,400	$14,493	$1,207	$863	$2,738	$7,448	$11,933	$467	$4,008	$350	$54,907
Charge-Offs	-	-	-	-	-	-	-	(18)	-	-	(18)
Recoveries	-	-	-	3	5	4	12	12	-	-	36
Provision	(720)	79	490	(2)	-	29	322	3	(908)	907	200
Ending Balance- June 30, 2019	$10,680	$14,572	$1,697	$864	$2,743	$7,481	$12,267	$464	$3,100	$1,257	$55,125

The Allowance for Credit Losses at June 30, 2019 decreased $141,000 from December 31, 2018. The allowance allocated to the following portfolio segments changed materially during the first six months of 2019:

•	The allowance for commercial real estate loans, agricultural loans and leases decreased primarily due to decreases in loan balances in these portfolio segments.
•	The allowance for commercial loans increased primarily due to balance increases along with a $3.65 million increase in special mention and substandard loans in this portfolio segment.
•	The allowance for agricultural real estate loans increased primarily due to increases in loan balances in this portfolio segment.

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

Second Quarter 2019 vs. Second Quarter 2018
Non-interest income increased $2.1 million or 92.7% for the three months ended June 30, 2019, compared to the same period of 2018. This increase was primarily due to: (1) a $1.3 million increase resulting from the net loss on sale of investment securities during the first half of the prior year (2018); (2) a $195,000 increase in Debit Card and ATM Fees; and (3) a $411,000 increase in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income).

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018
Non‑interest income increased $1.9 million or 27.6% for the six months ended June 30, 2019 compared to the same period of 2018. This increase was primarily due to: (1) a $1.3 million increase resulting from the net loss on the sale of investment securities during the first half of the prior year (2018); (2) a $356,000 increase in Debit Card and ATM Fees; and (3) a $674,000 increase in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income). These increases were partially offset by a $647,000 decrease related to non-recurring income received during the first half of 2018.

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

Second Quarter 2019 vs. Second Quarter 2018
Overall, non-interest expense increased $2.4 million or 13.3% for the three months ended June 30, 2019, compared to the same period in 2018. This increase was primarily comprised of: (1) a $1.8 million increase in salaries and employee benefits; and (2) a $411,000 increase in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income).

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018
Non-interest expense increased $2.9 million or 7.7% for the six months ended June 30, 2019, compared to the same period of 2018. This increase was primarily comprised of: (1) a $1.7 million increase in salaries and employee benefits; (2) a $674,000 increase in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income) ; (3) increased occupancy and equipment expenses of $517,000; and (4) increased legal fees of $428,000.

Income Taxes
The Bank’s provision for income taxes increased 37.8% to $9.6 million for the first six months of 2019. The Company’s effective tax rate for the first six months of 2019 was 25.7% compared to 25.3% for the same period in 2018. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to benefits regarding the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

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

Financial Condition

This section discusses material changes in the Company’s consolidated balance sheet at June 30, 2019, as compared to December 31, 2018 and to June 30, 2018. As previously discussed (see “Overview”) the Company’s consolidated financial condition can be influenced by the seasonal banking needs of its agricultural customers.

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans & leases. The debt securities in the Company’s investment portfolio have historically been comprised primarily of: (1) mortgage-backed securities issued by federal government-sponsored entities; (2) debt securities issued by US Treasury, government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, at certain times, the Company has selectively added investment grade corporate debt securities (floating rate and fixed rate with maturities less than 5 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity without subjecting the Company to the interest rate risk associated with mortgage-backed securities.

The Company’s investment portfolio at June 30, 2019 was $548.4 million compared to $549.0 million at the end of 2018, a decrease of $559,000 or .1%. At June 30, 2018, the investment portfolio totaled $502.4 million. The Company currently invests most of its available funds in either shorter term U.S. Treasury, government agency & government-sponsored entity securities or shorter term (10, 15, and 20 year) mortgage-backed securities.

The Company’s total investment portfolio currently represents 16.0% of the Company’s total assets as compared to 16.0% at December 31, 2018, and 16.2% at June 30, 2018.

As of June 30, 2019, the Company held $60.3 million of municipal investments, of which $34.6 million were bank-qualified municipal bonds, all classified as HTM. In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of June 30, 2019, ninety-nine percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately one percent ($150,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $50.2 million at June 30, 2019, $84.5 million at December 31, 2018 and $55.4 million at June 30, 2018.

The Company classifies its investments in debt securities as HTM, trading, or AFS. Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of June 30, 2019, December 31, 2018 and June 30, 2018, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Overall, the Company’s loan & lease portfolio at June 30, 2019 totaled $2.6 billion, an increase of $254.5 million or 10.9% over June 30, 2018. This increase has occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; (2) expansion in the equipment leasing business; (3) expansion of our service area into the East Bay of San Francisco and Napa; and (4) the acquisition of the Bank of Rio Vista which added $80.5 million to loan balances. No assurances can be made that this growth in the loan & lease portfolio will continue.

Loans & leases at June 30, 2019 increased $27.7 million from $2.6 billion at December 31, 2018

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	June 30, 2019		December 31, 2018		June 30, 2018
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$821,472	31.5%	$834,476	32.4%	$759,389	32.3%
Agricultural Real Estate	605,776	23.2%	584,625	22.7%	540,852	23.0%
Real Estate Construction	93,539	3.6%	98,568	3.8%	94,223	4.0%
Residential 1st Mortgages	257,408	9.9%	259,736	10.1%	261,804	11.1%
Home Equity Lines and Loans	40,210	1.5%	40,789	1.6%	37,669	1.6%
Agricultural	284,858	10.9%	290,463	11.3%	273,170	11.6%
Commercial	382,192	14.7%	343,834	13.3%	286,651	12.2%
Consumer & Other	17,844	0.7%	19,412	0.8%	7,390	0.3%
Leases	102,300	4.0%	106,217	4.0%	89,928	3.9%
Total Gross Loans & Leases	2,605,599	100.0%	2,578,120	100.0%	2,351,076	100.0%
Less: Unearned Income	6,701		6,879		6,628
Subtotal	2,598,898		2,571,241		2,344,448
Less: Allowance for Credit Losses	55,125		55,266		51,337
Net Loans & Leases	$2,543,773		$2,515,975		$2,293,111

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of June 30, 2019, classified loans totaled $14.9 million compared to $15.1 million at December 31, 2018 and $9.5 million at June 30, 2018.

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

Non-Accrual Loans & leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. There were no non-accrual loans & leases at June 30, 2019 or December 31, 2018.  At June 30, 2018 non-accrual loans & leases totaled $729,000.

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

As of June 30, 2019, restructured loans & leases on accrual totaled $12.1 million as compared to $13.6 million at December 31, 2018. Restructured loans on accrual at June 30, 2018 were $6.4 million.

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

Non-Performing Assets

(in thousands)	June 30, 2019	Dec. 31, 2018	June 30, 2018
Non-Performing Loans & Leases	$-	$-	$729
Other Real Estate	873	873	873
Total Non-Performing Assets	$873	$873	$1,602
Non-Performing Loans & Leases as a % of Total Loans & Leases	0.00%	0.00%	0.03%
Restructured Loans & Leases (Performing)	$12,113	$13,577	$6,365

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $0, $0, and $291,000 have been established for non-performing loans & leases at June 30, 2019, December 31, 2018 and June 30, 2018, respectively.

There was no foregone interest income on non-accrual loans & leases for the six months ended June 30, 2019, and the year ended December 31, 2018. Foregone interest income on non-accrual loans & leases was $3,000 for the six months ended June 30, 2018.

The Company reported $873,000 of ORE at June 30, 2019, December 31, 2018, and June 30, 2018.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of June 30, 2019, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•
The Central Valley was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has strengthened throughout most of the Central Valley, in some of the Company’s market segments housing prices remain below peak levels and unemployment levels remain above those in other areas of the state and country.

•
The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in many areas of California, including those in the Company’s primary service area. As a result, reservoir levels are high and the availability of water in our primary service area should not be an issue. Even though the vast majority of the Company’s agricultural customers are located in the more northern portion of the Central Valley, where even during the worst of the drought, farmers still had access to reasonable ground water sources, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

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

The Company’s deposit balances at June 30, 2019 have increased $328.0 million or 12.2% compared to June 30, 2018. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; (2) the Company’s expansion of its service area into the East Bay of San Francisco and Napa; and (3) the acquisition of the Bank of Rio Vista which added $191.6 million in deposit balances. Short-term market interest rates have been increasing over the past 42 months, resulting in significant competitive pressures on deposit rates. The Company remains selective in how they respond to competitor rates, which may impact future deposit growth.

Although total deposits have increased 12.2% since June 30, 2018, importantly, low cost transaction accounts have grown at a strong pace as well:

•	Demand and interest-bearing transaction accounts increased $187.0 million or 13.2% since June 30, 2018.

•	Savings and money market accounts have increased $87.7 million or 10.8% since June 30, 2018.

•	Time deposit accounts have increased $53.4 million or 11.5% since June 30, 2018.

The Company’s deposit balances at June 30, 2019 have decreased $37.6 million or 1.23% compared to December 31, 2018. Savings and money market deposits decreased 0.4% or $3.9 million while demand and interest-bearing transaction accounts decreased by $63.1 million or 3.8% and time deposit accounts decreased by $29.5 million or 6.0%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at June 30, 2019, December 31, 2018, or June 30, 2018. There were no Federal Funds purchased or advances from the FRB at June 30, 2019, December 31, 2018 or June 30, 2018.

As of June 30, 2019 the Company has additional borrowing capacity of $550.9 million with the Federal Home Loan Bank and $477.3 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 13 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2018 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Capital”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 5.26% as of June 30, 2019, 5.64% at December 31, 2018 and 5.18% at June 30, 2018. The average rate paid for these securities for the first half of 2019 was 5.59% and 4.85% for the first half of 2018. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $341.5 million at June 30, 2019, $311.2 million at December 31, 2018, and $315.5 million at June 30, 2018.

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

The implementation of Basel III requirements increased the required capital levels that the Company and the Bank must maintain. The final rules include new minimum risk-based capital and leverage ratios, which were fully phased in on January 1, 2019. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets (“RWA”); (ii) a Tier 1 capital ratio of 6% of RWA; (iii) a total capital ratio of 8% of RWA; and (iv) a Tier 1 leverage ratio of 4% of total assets. The final rules established a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios, which results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0% of RWA; (ii) a Tier 1 capital ratio of 8.5% of RWA; and (iii) a total capital ratio of 10.5% of RWA. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. The final rules also permit the Company’s subordinated debentures issued in 2003 to continue to be counted as Tier 1 capital. The Company is currently in compliance with all of these new capital requirements and they do not result in any restrictions on the Company’s business activity.

In addition, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019
Total Capital Ratio	$372,319	12.05%	$247,101	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$323,502	10.47%	$138,995	4.5%	N/A	N/A
Tier 1 Capital Ratio	$333,502	10.80%	$185,326	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$333,502	9.87%	$135,131	3.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019
Total Capital Ratio	$370,938	12.01%	$247,073	8.0%	$308,841	10.0%
Common Equity Tier 1 Capital Ratio	$332,125	10.75%	$138,978	4.5%	$200,747	6.5%
Tier 1 Capital Ratio	$332,125	10.75%	$185,305	6.0%	$247,073	8.0%
Tier 1 Leverage Ratio	$332,125	9.84%	$134,964	3.0%	$168,705	5.0%

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

There were no stock repurchases during the first half of 2019 or 2018. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

During the first quarter of 2019, the Company issued 3,586 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $715.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital. There were no shares issued during the second quarter of 2019.

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

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Commitments to Extend Credit	$835,230	$828,539	$797,006
Letters of Credit	20,340	19,108	18,873
Performance Guarantees Under Interest Rate Swap Contracts Entered
Into Between Our Borrowing Customers and Third Parties	1,485	-	747

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $315,000 at June 30, 2019, December 31, 2018, and June 30, 2018. At June 30, 2018, the reserve was $267,000. We do not anticipate any material losses as a result of these transactions.

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

Part 2 - considers qualitative internal and external factors that may affect a loan or lease’s collectability, is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the historical and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

◾	general economic and business conditions affecting the key service areas of the Company;
◾	credit quality trends (including trends in collateral values, delinquencies and non-performing loans & leases);
◾	loan & lease volumes, growth rates and concentrations;
◾	loan & lease portfolio seasoning;
◾	specific industry and crop conditions;
◾	recent loss experience; and
◾	duration of the current business cycle.

Part 3 - An unallocated allowance generally occurs due to the imprecision in estimating and allocating allowance balances associated with macro factors such as: (1) economic conditions in the Central Valley; and (2) the long-term risks associated with the availability of water in the Central Valley.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at June 30, 2019 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The Gap analysis measures, at specific time intervals, the divergence between earning assets and interest bearing liabilities for which repricing opportunities will occur. A positive difference, or Gap, indicates that earning assets will reprice faster than interest-bearing liabilities (called “asset sensitive”). This will generally produce a greater net interest margin during periods of rising interest rates and a lower net interest margin during periods of declining interest rates. Conversely, a negative Gap (called “liability sensitive”) will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2019, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.70% if rates increase by 200 basis points and a decrease in net interest income of 4.80% if rates decline 200 basis points. Comparatively, at December 31, 2018, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.25% if rates increase by 200 basis points and a decrease in net interest income of 5.80% if rates decline 200 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2018 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $78 million and repurchase lines of $130 million with major banks. As of June 30, 2019, the Company has additional borrowing capacity of $550.9 million with the FHLB and $477.3 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At June 30, 2019, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $317 million, which represents 9.24% of total assets.

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

There were no shares repurchased by Farmers & Merchants Bancorp during the first six months of 2019. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

During the first quarter of 2019, the Company issued 3,586 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $715.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital. There were no shares issued during the second quarter of 2019.

During the first quarter of 2018, the Company issued 8,769 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $635.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description

10.1
Amended and Restated Employment Agreement effective August 1, 2019, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2019.

10.3
Amended and Restated Employment Agreement effective August 1, 2019, between Farmers & Merchants Bank of Central California and Deborah E. Skinner, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2019.

10.4
Amended and Restated Employment Agreement effective August 1, 2019, between Farmers & Merchants Bank of Central California and Kenneth W. Smith, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2019.

10.6
Amended and Restated Employment Agreement effective August 1, 2019, between Farmers & Merchants Bank of Central California and Stephen W. Haley, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2019.

10.8
Amended and Restated Employment Agreement effective August 1, 2019, between Farmers & Merchants Bank of Central California and Jay J. Colombini, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2019.

10.10
Amended and Restated Employment Agreement effective August 1, 2019, between Farmers & Merchants Bank of Central California and Ryan J. Misasi, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2019.

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

FARMERS & MERCHANTS BANCORP

Date: August 9, 2019	/s/ Kent A. Steinwert
Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019	/s/ Stephen W. Haley
Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)