Form 10-Q
period 2019-09-30
FARMERS & MERCHANTS BANCORP
filed 2019-11-12
CIK 1085913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Number of shares of common stock of the registrant 787,307 outstanding as of October 31, 2019.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
Consolidated Balance Sheets (Unaudited)
(in thousands except share data)
	Sept. 30, 2019	December 31, 2018	Sept. 30, 2018
Assets
Cash and Cash Equivalents:
Cash and Due from Banks	$73,129	$61,058	$52,709
Interest Bearing Deposits with Banks	150,947	84,506	58,072
Total Cash and Cash Equivalents	224,076	145,564	110,781

Investment Securities:
Available-for-Sale	492,930	495,396	458,311
Held-to-Maturity	60,354	53,566	51,459
Total Investment Securities	553,284	548,962	509,770

Loans & Leases:	2,617,122	2,571,241	2,416,602
Less: Allowance for Credit Losses	54,954	55,266	53,067
Loans & Leases, Net	2,562,168	2,515,975	2,363,535

Premises and Equipment, Net	31,528	32,623	29,614
Bank Owned Life Insurance	66,626	65,117	60,968
Interest Receivable and Other Assets	131,519	126,002	108,794
Total Assets	$3,569,201	$3,434,243	$3,183,462

Liabilities
Deposits:
Demand	$994,860	$974,756	$867,552
Interest Bearing Transaction	669,926	694,384	602,494
Savings and Money Market	948,358	903,665	844,553
Time	526,269	490,027	462,324
Total Deposits	3,139,413	3,062,832	2,776,923

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	63,751	49,886	96,138
Total Liabilities	3,213,474	3,123,028	2,883,371

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 787,307, 783,721, and 783,721 Shares Issued and Outstanding at September 30, 2019, December 31, 2018 and September 30, 2018, Respectively	8	8	8
Additional Paid-In Capital	75,538	72,974	72,974
Retained Earnings	277,063	241,221	233,671
Accumulated Other Comprehensive Income (Loss)	3,118	(2,988)	(6,562)
Total Shareholders' Equity	355,727	311,215	300,091
Total Liabilities and Shareholders' Equity	$3,569,201	$3,434,243	$3,183,462

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Income
Interest and Fees on Loans & Leases	$34,835	$30,959	$102,728	$86,930
Interest on Deposits with Banks	1,396	638	3,682	1,737
Interest on Investment Securities:
Taxable	2,332	2,074	7,003	6,770
Exempt from Federal Tax	247	394	1,196	1,217
Total Interest Income	38,810	34,065	114,609	96,654

Interest Expense
Deposits	3,392	2,020	9,325	4,954
Subordinated Debentures	138	137	424	385
Total Interest Expense	3,530	2,157	9,749	5,339

Net Interest Income	35,280	31,908	104,860	91,315
Provision for Credit Losses	-	2,500	200	3,333
Net Interest Income After Provision for Loan Losses	35,280	29,408	104,660	87,982

Non-Interest Income
Service Charges on Deposit Accounts	958	915	2,735	2,574
Net Gain (Loss) on Sale of Investment Securities	1	-	1	(1,330)
Increase in Cash Surrender Value of Bank Owned Life Insurance	512	473	1,509	1,385
Debit Card and ATM Fees	1,306	1,101	3,774	3,213
Net Gain on Deferred Compensation Investments	207	715	2,070	1,904
Other	990	1,004	2,749	3,410
Total Non-Interest Income	3,974	4,208	12,838	11,156

Non-Interest Expense
Salaries and Employee Benefits	14,321	12,329	41,184	37,509
Net Gain on Deferred Compensation Investments	207	715	2,070	1,904
Occupancy	1,107	984	3,161	2,833
Equipment	1,188	1,078	3,541	3,119
Marketing	235	257	848	976
Legal	600	261	2,320	1,553
FDIC Insurance	153	227	624	693
Other	3,045	2,770	8,118	8,115
Total Non-Interest Expense	20,856	18,621	61,866	56,702

Income Before Provision for Income Taxes	18,398	14,995	55,632	42,436
Provision for Income Taxes	4,660	2,995	14,240	9,945
Net Income	$13,738	$12,000	$41,392	$32,491
Basic Earnings Per Common Share	$17.45	$15.12	$52.64	$40.26

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$13,738	$12,000	$41,392	$32,491

Other Comprehensive Income
Increase in Net Unrealized Gain (Loss) on Available-for-Sale Securities	684	(1,679)	8,671	(9,486)
Deferred Tax (Expense) Benefit Related to Unrealized Gains	(203)	496	(2,564)	2,816
Reclassification Adjustment for Realized (Gains) Losses on Available-for-Sale Securities Included in Net Income	(1)	-	(1)	1,330
Deferred Tax Benefit (Expense) Related to Reclassification Adjustment	-	-	-	(405)
Total Other Comprehensive Income (Loss)	480	(1,183)	6,106	(5,745)
Comprehensive Income	$14,218	$10,817	$47,498	$26,746

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the three and nine months ended September 30, 2019 and 2018
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Shareholders' Equity
	Three Months Ended September 30, 2019
Balance, July 1, 2019	787,307	$8	$75,538	$263,325	$2,638	$341,509
Net Income			-	13,738	-	13,738
Cash Dividends Declared on						-
Common Stock ($7.05 per share)		-	-	-	-	-
Issuance of Common Stock	-	-	-	-	-	-
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	480	480
Balance, September 30, 2019	787,307	$8	$75,538	$277,063	$3,118	$355,727

	Three Months Ended September 30, 2018
Balance, July 1, 2018	821,073	$8	$99,192	$221,671	$(5,379)	$315,492
Net Income			-	12,000	-	12,000
Cash Dividends Declared on						-
Common Stock ($6.90 per share)		-	-	-	-	-
Repurchase of Common Stock	(44,503)	-	(31,152)	-	-	(31,152)
Issuance of Common Stock	7,151	-	4,934	-	-	4,934
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	(1,183)	(1,183)
Balance, September 30, 2018	783,721	$8	$72,974	$233,671	$(6,562)	$300,091

	Nine Months Ended September 30, 2019
Balance, January 1, 2019	783,721	$8	$72,974	$241,221	$(2,988)	$311,215
Net Income			-	41,392	-	41,392
Cash Dividends Declared on						-
Common Stock ($7.05 per share)		-	-	(5,550)	-	(5,550)
Issuance of Common Stock	3,586	-	2,564	-	-	2,564
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	6,106	6,106
Balance, September 30, 2019	787,307	$8	$75,538	$277,063	$3,118	$355,727

	Nine Months Ended September 2018
Balance, January 1, 2018	812,304	$8	$93,624	$206,845	$(817)	$299,660
Net Income			-	32,491	-	32,491
Cash Dividends Declared on						-
Common Stock ($6.90 per share)		-	-	(5,665)	-	(5,665)
Repurchase of Common Stock	(44,503)	-	(31,152)	-	-	(31,152)
Issuance of Common Stock	15,920	-	10,502	-	-	10,502
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	(5,745)	(5,745)
Balance, September 30, 2018	783,721	$8	$72,974	$233,671	$(6,562)	$300,091

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months
	Ended September 30,
(in thousands)	2019	2018
Operating Activities:
Net Income	$41,392	$32,491
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Provision for Credit Losses	200	3,333
Depreciation and Amortization	2,071	1,751
Net Amortization of Investment Security Premiums & Discounts	365	768
Amortization of Core Deposit Intangible	479	81
Accretion of Discount on Acquired Loans	(22)	(115)
Net (Gain) Loss on Sale of Investment Securities	(1)	1,330
Net Loss (Gain) on Sale of Property & Equipment	83	(295)
Earnings from Equity Investment	-	(381)
Dividends from Equity Investment	-	63
Net Change in Operating Assets & Liabilities:
Net Decrease in Interest Receivable and Other Assets	814	2,083
Net Increase in Interest Payable and Other Liabilities	8,789	3,441
Net Cash Provided by Operating Activities	54,170	44,550
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(502,221)	(274,440)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	511,590	342,208
Purchase of Investment Securities Held-to-Maturity	(14,271)	(3,042)
Proceeds from Matured or Called Securities Held-to-Maturity	8,658	5,998
Net Loans & Leases Paid, Originated or Acquired	(46,513)	(201,914)
Principal Collected on Loans & Leases Previously Charged Off	142	115
Additions to Premises and Equipment	(1,100)	(3,654)
Purchase of Other Investments	(3,015)	(4,053)
Proceeds from Sale of Property & Equipment	41	986
Net Cash Used in Investing Activities	(46,689)	(137,796)
Financing Activities:
Net Increase in Deposits	76,581	53,695
Common Stock Repurchases	-	(31,152)
Cash Dividends	(5,550)	(5,665)
Net Cash Provided by Financing Activities	71,031	16,878
Increase (Decrease) in Cash and Cash Equivalents	78,512	(76,368)
Cash and Cash Equivalents at Beginning of Period	145,564	187,149
Cash and Cash Equivalents at End of Period	$224,076	$110,781
Supplementary Data
Cash Payments Made for Income Taxes	$4,782	$5,421
Issuance of Common Stock to the Bank's Non-Qualified Retirement Plans	$2,564	$10,502
Interest Paid	$8,584	$5,248
Supplementary Noncash Disclosure
Security (purchases) sales settled in subsequent period	$-	$(55,000)

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

At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's and Bank's regulators, including the Federal Reserve Board (“FRB”), the California Department of Business Oversight (“DBO”) and the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations. See Note 9 “Recent Accounting Pronouncements” for a discussion of ASU 2016-13 and the accounting changes which will impact our allowance for credit losses in 2020.

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

At September 30, 2019 and 2018, the Company has no material uncertain tax positions and recognized no interest or penalties. The Company's policy is to recognize interest and penalties related to income taxes in the provision for income taxes in the Consolidated Statement of Income.

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

Goodwill and Other Intangible Assets: Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill that arises from a business combination is periodically evaluated for impairment at the reporting unit level, at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible ("CDI") represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and evaluated periodically for impairment. The CDI asset is amortized on a straight-line method over its estimated useful life of ten years. At September 30, 2019, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Core Deposit Intangible Amortization	$160	$626	$611	$593	$573	$2,236	$4,799

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

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the debt securities available-for-sale are as follows
(in thousands):

	Amortized	Gross Unrealized		Fair
September 30, 2019	Cost	Gains	Losses	Value
US Treasury Notes	$129,724	$270	$5	$129,989
US Government Agency SBA	11,844	15	115	11,744
Mortgage Backed Securities (1)	343,295	4,425	163	347,557
Other	3,640	-	-	3,640
Total	$488,503	$4,710	$283	$492,930

	Amortized	Gross Unrealized		Fair
December 31, 2018	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,033	$6	$-	$3,039
US Treasury Notes	164,672	-	158	164,514
US Government Agency SBA	15,601	6	160	15,447
Mortgage Backed Securities (1)	310,982	1,196	5,133	307,045
Other	5,351	-	-	5,351
Total	$499,639	$1,208	$5,451	$495,396

	Amortized	Gross Unrealized		Fair
September 30, 2018	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,045	$7	$-	$3,052
US Treasury Notes	164,671	-	463	164,208
US Government Agency SBA	17,144	6	177	16,973
Mortgage Backed Securities (1)	279,757	265	8,955	271,067
Other	3,011	-	-	3,011
Total	$467,628	$278	$9,595	$458,311

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of debt securities classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
September 30, 2019	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,354	$946	$7	$61,293
Total	$60,354	$946	$7	$61,293

	Book	Gross Unrealized		Fair
December 31, 2018	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$53,566	$211	$39	$53,738
Total	$53,566	$211	$39	$53,738

	Book	Gross Unrealized		Fair
September 30, 2018	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$51,459	$97	$174	$51,382
Total	$51,459	$97	$174	$51,382

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at September 30, 2019 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
September 30, 2019	Amortized Cost	Fair Value	Book Value	Fair Value
Within one year	$118,646	$118,641	$2,151	$2,152
After one year through five years	15,118	15,387	4,696	4,702
After five years through ten years	1,126	1,126	25,426	26,174
After ten years	10,318	10,219	28,081	28,265
	145,208	145,373	60,354	61,293
Investment securities not due at a single maturity date:
Mortgage-backed securities	343,295	347,557	-	-

Total	$488,503	$492,930	$60,354	$61,293

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

	Less Than 12 Months		12 Months or More		Total
September 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$114,995	$5	$-	$-	$114,995	$5
US Government Agency SBA	2,046	3	5,779	112	7,825	115
Mortgage Backed Securities	107,628	146	876	17	108,504	163
Total	$224,669	$154	$6,655	$129	$231,324	$283

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$212	$7	$-	$-	$212	$7
Total	$212	$7	$-	$-	$212	$7

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$124,985	$7	$39,529	$151	$164,514	$158
US Government Agency SBA	3,250	28	8,618	132	11,868	160
Mortgage Backed Securities	52,289	528	207,271	4,605	259,560	5,133
Total	$180,524	$563	$255,418	$4,888	$435,942	$5,451

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$6,052	$23	$849	$16	$6,901	$39
Total	$6,052	$23	$849	$16	$6,901	$39

	Less Than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$84,315	$290	$24,902	$173	$109,217	$463
US Government Agency SBA	4,965	62	8,467	115	13,432	177
Mortgage Backed Securities	182,243	5,772	78,272	3,183	260,515	8,955
Total	$271,523	$6,124	$111,641	$3,471	$383,164	$9,595

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$15,309	$174	$-	$-	$15,309	$174
Total	$15,309	$174	$-	$-	$15,309	$174

As of September 30, 2019, the Company held 595 investment securities of which 26 were in an unrealized loss position for less than twelve months. 74 securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At September 30, 2019, December 31, 2018, and September 30, 2018, no securities of government agency and government sponsored entities were in an unrealized loss position for less than 12 months or for 12 months or more.

U.S. Treasury Notes – At September 30, 2019, three U.S. Treasury Note security investments were in an unrealized loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Treasury Notes were $5,000, $158,000, and $463,000 at September 30, 2019, December 31, 2018, and September 30, 2018, respectively.  The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2019, December 31, 2018, and September 30, 2018.

U.S. Government SBA – At September 30, 2019, 13 U.S. Government SBA security investments were in an unrealized loss position for less than 12 months and 53 were in a loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Government SBA securities were $115,000, $160,000, and $177,000 at September 30, 2019, December 31, 2018, and September 30, 2018, respectively. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2019, December 31, 2018, and September 30, 2018.

Mortgage Backed Securities – At September 30, 2019, 9 mortgage backed security investments were in an unrealized loss position for less than 12 months and 21 were in a loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage backed securities were $163,000, $5.1 million, and $8.9 million at September 30, 2019, December 31, 2018, and September 30, 2018, respectively. The unrealized losses on the Company’s investment in mortgage backed securities were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019, December 31, 2018, and September 30, 2018.

Obligations of States and Political Subdivisions - At September 30, 2019, one obligation of states and political subdivisions were in an unrealized loss position for less than 12 months. None were in a loss position for 12 months or more. As of September 30, 2019, over ninety-nine percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the one percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $7,000, $39,000 and $174,000 at September 30, 2019, December 31, 2018, and September 30, 2018, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were primarily caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019, December 31, 2018, and September 30, 2018.

Proceeds from sales and calls of securities for the periods shown were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Proceeds	$2,780	$-	$4,090	$31,370
Gains	1	-	1	8
Losses	-	-	-	1,338

Pledged Securities
As of September 30, 2019, securities carried at $267.2 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $268.8 million at December 31, 2018, and $241.8 million at September 30, 2018.

3. Loans & Leases and Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

September 30, 2019	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2019	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Charge-Offs	-	-	-	-	-	-	(592)	(62)	-	-	(654)
Recoveries	-	-	-	8	20	34	40	40	-	-	142
Provision	(847)	731	480	(33)	(79)	(431)	601	3	(969)	744	200
Ending Balance- September 30, 2019	$10,762	$14,823	$1,729	$855	$2,702	$7,845	$11,705	$475	$3,053	$1,005	$54,954
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2019	$10,680	$14,572	$1,697	$864	$2,743	$7,481	$12,267	$464	$3,100	$1,257	$55,125
Charge-Offs	-	-	-	-	-	-	(213)	(22)	-	-	(235)
Recoveries	-	-	-	2	9	23	17	13	-	-	64
Provision	82	251	32	(11)	(50)	341	(366)	20	(47)	(252)	-
Ending Balance- September 30, 2019	$10,762	$14,823	$1,729	$855	$2,702	$7,845	$11,705	$475	$3,053	$1,005	$54,954
Ending Balance Individually Evaluated for Impairment	253	-	-	121	12	95	147	5	-	-	633
Ending Balance Collectively Evaluated for Impairment	10,509	14,823	1,729	734	2,690	7,750	11,558	470	3,053	1,005	54,321
Loans & Leases:
Ending Balance	$816,668	$617,310	$98,662	$255,394	$39,490	$289,182	$381,774	$16,871	$101,771	$-	$2,617,122
Ending Balance Individually Evaluated for Impairment	4,563	5,678	-	2,422	237	192	1,538	5	-	-	14,635
Ending Balance Collectively Evaluated for Impairment	$812,105	$611,632	$98,662	$252,972	$39,253	$288,990	$380,236	$16,866	$101,771	$-	$2,602,487

December 31, 2018	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2018	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Charge-Offs	-	-	-	(31)	(8)	-	(613)	(115)	-	-	(767)
Recoveries	2	-	-	15	6	61	20	54	-	-	158
Provision	685	2,007	(597)	81	439	22	3,052	346	659	(1,161)	5,533
Ending Balance- December 31, 2018	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Ending Balance Individually Evaluated for Impairment	234	-	-	125	15	-	185	6	-	-	565
Ending Balance Collectively Evaluated for Impairment	11,375	14,092	1,249	755	2,746	8,242	11,471	488	4,022	261	54,701
Loans & Leases:
Ending Balance	$826,549	$584,625	$98,568	$259,736	$40,789	$290,463	$343,834	$19,412	$107,265	$-	$2,571,241
Ending Balance Individually Evaluated for Impairment	4,676	7,238	-	2,491	297	-	1,639	6	-	-	16,347
Ending Balance Collectively Evaluated for Impairment	821,873	577,387	98,568	257,245	40,492	290,463	342,195	19,406	107,265	-	2,554,894

September 30, 2018	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2018	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Charge-Offs	-	-	-	(12)	(14)	-	(613)	(84)	-	-	(723)
Recoveries	-	-	-	12	4	40	19	40	-	-	115
Provision	(31)	1,422	(372)	59	284	4	1,029	142	430	366	3,333
Ending Balance- September 30, 2018	$10,891	$13,507	$1,474	$874	$2,598	$8,203	$9,632	$307	$3,793	$1,788	$53,067
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2018	$10,783	$13,314	$1,616	$864	$2,548	$7,658	$9,436	$270	$3,400	$1,248	$51,137
Charge-Offs	-	-	-	-	(10)	-	(599)	(25)	-	-	(634)
Recoveries	-	-	-	6	2	27	16	13	-	-	64
Provision	108	193	(142)	4	58	518	779	49	393	540	2,500
Ending Balance- September 30, 2018	$10,891	$13,507	$1,474	$874	$2,598	$8,203	$9,632	$307	$3,793	$1,788	$53,067
Ending Balance Individually Evaluated for Impairment	314	-	-	121	15	-	192	7	-	-	649
Ending Balance Collectively Evaluated for Impairment	10,577	13,507	1,474	753	2,583	8,203	9,440	300	3,793	1,788	52,418
Loans & Leases:
Ending Balance	$767,410	$553,608	$92,521	$263,549	$38,490	$287,821	$304,333	$7,723	$101,147	$-	$2,416,602
Ending Balance Individually Evaluated for Impairment	4,713	7,238	-	2,426	305	-	1,670	7	-	-	16,359
Ending Balance Collectively Evaluated for Impairment	$762,697	$546,370	$92,521	$261,123	$38,185	$287,821	$302,663	$7,716	$101,147	$-	$2,400,243

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $2.6 million at September 30, 2019, $2.8 million at December 31, 2018, and $2.8 million at September 30, 2018, which are no longer classified as TDRs.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

September 30, 2019	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$814,560	$2,108	$-	$816,668
Agricultural Real Estate	602,781	2,491	12,038	617,310
Real Estate Construction	98,662	-	-	98,662
Residential 1st Mortgages	254,594	-	800	255,394
Home Equity Lines & Loans	39,374	-	116	39,490
Agricultural	284,211	4,168	803	289,182
Commercial	377,779	2,839	1,156	381,774
Consumer & Other	16,436	-	435	16,871
Leases	101,771	-	-	101,771
Total	$2,590,168	$11,606	$15,348	$2,617,122

December 31, 2018	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$823,983	$2,566	$-	$826,549
Agricultural Real Estate	566,612	4,703	13,310	584,625
Real Estate Construction	98,568	-	-	98,568
Residential 1st Mortgages	259,208	-	528	259,736
Home Equity Lines & Loans	40,744	-	45	40,789
Agricultural	284,561	5,433	469	290,463
Commercial	343,085	163	586	343,834
Consumer & Other	19,229	-	183	19,412
Leases	107,265	-	-	107,265
Total	$2,543,255	$12,865	$15,121	$2,571,241

September 30, 2018	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$764,839	$2,571	$-	$767,410
Agricultural Real Estate	537,027	3,271	13,310	553,608
Real Estate Construction	92,521	-	-	92,521
Residential 1st Mortgages	262,946	-	603	263,549
Home Equity Lines & Loans	38,443	-	47	38,490
Agricultural	281,698	4,635	1,488	287,821
Commercial	303,507	171	655	304,333
Consumer & Other	7,552	-	171	7,723
Leases	101,147	-	-	101,147
Total	$2,389,680	$10,648	$16,274	$2,416,602

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at September 30, 2019, December 31, 2018, and September 30, 2018, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated (in thousands):

September 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$816,668	$816,668
Agricultural Real Estate	-	-	-	-	-	617,310	617,310
Real Estate Construction	-	-	-	-	-	98,662	98,662
Residential 1st Mortgages	-	-	-	-	-	255,394	255,394
Home Equity Lines & Loans	-	84	-	-	84	39,406	39,490
Agricultural	250	-	-	-	250	288,932	289,182
Commercial	258	-	-	-	258	381,516	381,774
Consumer & Other	9	60	-	-	69	16,802	16,871
Leases	-	-	-	-	-	101,771	101,771
Total	$517	$144	$-	$-	$661	$2,616,461	$2,617,122

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$731	$-	$-	$731	$825,818	$826,549
Agricultural Real Estate	-	-	-	-	-	584,625	584,625
Real Estate Construction	327	-	-	-	327	98,241	98,568
Residential 1st Mortgages	367	-	-	-	367	259,369	259,736
Home Equity Lines & Loans	-	-	-	-	-	40,789	40,789
Agricultural	-	-	-	-	-	290,463	290,463
Commercial	-	-	-	-	-	343,834	343,834
Consumer & Other	13	-	-	-	13	19,399	19,412
Leases	-	-	-	-	-	107,265	107,265
Total	$707	$731	$-	$-	$1,438	$2,569,803	$2,571,241

September 30, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$767,410	$767,410
Agricultural Real Estate	-	-	-	-	-	553,608	553,608
Real Estate Construction	-	-	-	-	-	92,521	92,521
Residential 1st Mortgages	167	-	-	-	167	263,382	263,549
Home Equity Lines & Loans	-	-	-	-	-	38,490	38,490
Agricultural	150	-	-	-	150	287,671	287,821
Commercial	21	-	-	-	21	304,312	304,333
Consumer & Other	17	-	-		17	7,706	7,723
Leases	-	-	-		-	101,147	101,147
Total	$355	$-	$-	$-	$355	$2,416,247	$2,416,602

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

				Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
September 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$89	$89	$-	$90	$2	$92	$6
Agricultural Real Estate	5,678	5,678	-	5,691	89	6,467	290
Commercial	-	-	-	16	-	11	1
	$5,767	$5,767	$-	$5,797	$91	$6,570	$297
With an allowance recorded:
Commercial Real Estate	$2,840	$2,840	$253	$2,853	$24	$2,873	$71
Residential 1st Mortgages	1,601	1,810	80	1,608	18	1,620	56
Home Equity Lines & Loans	70	80	4	71	1	72	3
Agricultural	192	192	95	195	2	165	4
Commercial	1,538	1,538	147	1,545	13	1,580	40
Consumer & Other	5	6	5	6	-	6	-
	$6,246	$6,466	$584	$6,278	$58	6,316	$174
Total	$12,013	$12,233	$584	$12,075	$149	$12,886	$471

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$95	$96	$-	$99	$8
Agricultural Real Estate	7,239	7,238	-	3,620	119
Residential 1st Mortgages	-	-	-	226	8
	$7,334	$7,334	$-	$3,945	$135
With an allowance recorded:
Commercial Real Estate	$2,902	$2,892	$234	$2,929	$96
Residential 1st Mortgages	1,640	1,838	82	1,371	48
Home Equity Lines & Loans	74	84	4	76	4
Commercial	1,644	1,639	185	1,834	58
Consumer & Other	6	7	6	7	-
	$6,266	$6,460	$511	$6,217	$206
Total	$13,600	$13,794	$511	$10,162	$341

				Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
September 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$98	$98	$-	$99	$2	$101	$6
Agricultural Real Estate	7,239	7,238	-	3,620	6	804	6
Residential 1st Mortgages	-	-	-	-	-	553	8
	$7,337	$7,336	$-	$3,719	$8	$1,458	$20
With an allowance recorded:
Commercial Real Estate	$2,920	$2,910	$314	$2,929	$24	$2,950	$72
Residential 1st Mortgages	1,562	1,739	77	1,630	12	989	32
Home Equity Lines & Loans	75	85	4	76	1	76	3
Commercial	1,675	1,670	192	1,986	14	1,879	44
Consumer & Other	7	7	7	7	-	8	-
	$6,239	$6,411	$594	$6,628	$51	5,902	$151
Total	$13,576	$13,747	$594	$10,347	$59	$7,360	$171

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

At September 30, 2019, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.

At September 30, 2019, the Company allocated $584,000 of specific reserves to $12.0 million of troubled debt restructured loans & leases, all of which were performing. The Company had no commitments at September 30, 2019, to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the nine-month period ended September 30, 2019, there was one loan modified as a troubled debt restructuring. When a loan is restructured, the modification of the terms can include one or a combination of the following: a reduction of the stated interest rate; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. This loan had no rate reduction but the maturity date was extended for 6 years.

The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three and nine-month periods ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Agricultural	-	$-	$-	1	$201	$201
Total	-	$-	$-	1	$201	$201

The TDRs described above had minimal impact on the allowance for credit losses for the three and nine-month periods ended September 30, 2019.

During the three and nine-months ended September 30, 2019, the year ended December 31, 2018, and the three and nine-month periods ended September 30, 2018, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

At December 31, 2018, the Company allocated $511,000 of specific reserves to $13.6 million of troubled debt restructured loans, all of which were performing. The Company had no commitments at December 31, 2018, to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ended December 31, 2018, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan were for 5 years. Modifications involving an extension of the maturity date were for 10 years.

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

During the year ended December 31, 2018, there were no payment defaults on loans modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan to be in payment default once it is greater than 90 days contractually past due under the modified terms.

At September 30, 2018, the Company allocated $594,000 of specific reserves to $13.6 million of troubled debt restructured loans & leases, all of which were performing. The Company had no commitments at September 30, 2018, to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the nine-month period ended September 30, 2018, there were two loans & leases modified as a troubled debt restructuring. Modifications involving a reduction of the stated interest rate were for 5 years. Modifications involving an extension of the maturity date was 10 years.

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

The TDRs described above had minimal impact on the allowance for credit losses for the three and nine-month periods ended September 30, 2018.

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

		Fair Value Measurements At September 30, 2019, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities:
US Treasury Notes	$129,989	$129,989	$-	$-
US Government Agency SBA	11,744	-	11,744	-
Mortgage Backed Securities	347,557	-	347,557	-
Other	514	204	310	-
SBA Loan Fund Investment measured at NAV	3,126	-	-	-
Total Assets Measured at Fair Value On a Recurring Basis	$492,930	$130,193	$359,611	$-

		Fair Value Measurements At December 31, 2018, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities:
Government Agency & Government-Sponsored Entities	$3,039	$-	$3,039	$-
US Treasury Notes	164,514	164,514	-	-
US Government Agency SBA	15,447	-	15,447	-
Mortgage Backed Securities	307,045	-	307,045	-
Other	5,351	202	310	4,839
Total Assets Measured at Fair Value On a Recurring Basis	$495,396	$164,716	$325,841	$4,839

		Fair Value Measurements At September 30, 2018, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities:
Government Agency & Government-Sponsored Entities	$3,052	$-	$3,052	$-
US Treasury Notes	164,208	164,208	-	-
US Government Agency SBA	16,973	-	16,973	-
Mortgage Backed Securities	271,067	-	271,067	-
Other	3,011	201	310	2,500
Total Assets Measured at Fair Value On a Recurring Basis	$458,311	$164,409	$291,402	$2,500

Fair values for Level 2 available-for-sale investment debt securities are based on quoted market prices for similar securities. During the three and nine-months ended September 30, 2019 and 2018, there were no transfers in or out of Level 1, 2, or 3.

As of September 30, 2019, we had an SBA Loan Fund Investment measured at Net Asset Value which consisted of $3.1 million in limited liability companies (LLC) that invest in CRA qualified SBA loans. Units held in the investment fund are valued using the net asset value practical expedient (NAV practical expedient) of the investment fund as reported by the fund managers. The NAV practical expedient is based on the fair value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. There were $700,000 in unfunded commitments for the period ended September 30, 2019. During the three and nine-months ended September 30, 2019 and 2018, there were no unrealized gain or losses.

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

		Fair Value Measurements At September 30, 2019, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$2,587	$-	$-	$2,587
Residential 1st Mortgage	1,518	-	-	1,518
Home Equity Lines and Loans	66	-	-	66
Agricultural	97	-	-	97
Commercial	1,390	-	-	1,390
Total Impaired Loans	5,658	-	-	5,658
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,531	$-	$-	$6,531

		Fair Value Measurements At December 31, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$2,658	$-	$-	$2,658
Residential 1st Mortgage	1,550	-	-	1,550
Home Equity Lines and Loans	70	-	-	70
Commercial	1,454	-	-	1,454
Total Impaired Loans	5,732	-	-	5,732
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,605	$-	$-	$6,605

		Fair Value Measurements At September 30, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$2,596	$-	$-	$2,596
Residential 1st Mortgage	1,476	-	-	1,476
Home Equity Lines and Loans	71	-	-	71
Commercial	1,478	-	-	1,478
Total Impaired Loans	5,621	-	-	5,621
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,494	$-	$-	$6,494

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at the dates indicated:

September 30, 2019 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Commercial Real Estate	$2,587	Income Approach	Capitalization Rate	3.25%, 3.25%
Residential 1st Mortgage	$1,518	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1.00% - 4.50%, 2.81%
Home Equity Lines and Loans	$66	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1.00% - 2.00%, 1.38%
Agricultural	$97	Income Approach	Capitalization Rate	3.25%, 3.25%
Commercial	$1,390	Income Approach	Capitalization Rate	3.25%, 3.25%

Other Real Estate
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

December 31, 2018 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Commercial Real Estate	$2,658	Income Approach	Capitalization Rate	3.25%, 3.25%
Residential 1st Mortgages	$1,550	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 4%, 3%
Home Equity Lines and Loans	$70	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 2%
Commercial	$1,454	Income Approach	Capitalization Rate	2.95% - 8.70%, 3.40%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

September 30, 2018 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Commercial Real Estate	$2,596	Income Approach	Capitalization Rate	3.25%, 3.25%
Residential 1st Mortgage	$1,476	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% -4%, 3%
Home Equity Lines and Loans	$71	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1%
Commercial	$1,478	Income Approach	Capitalization Rate	2.95% - 8.70%, 3.40%

Other Real Estate
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
September 30, 2019 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$224,076	$224,076	$-	$-	$224,076

Investment Securities Available-for-Sale	492,930	130,193	359,611	3,126	492,930

Investment Securities Held-to-Maturity	60,354	-	32,183	27,333	59,516

Loans & Leases, Net of Deferred Fees & Allowance	2,562,168	-	-	2,537,599	2,537,599
Accrued Interest Receivable	18,229	-	18,229	-	18,229

Liabilities:
Deposits	3,139,413	2,613,146	525,106	-	3,138,252
Subordinated Debentures	10,310	-	7,475	-	7,475
Accrued Interest Payable	2,521	-	2,521	-	2,521

		Fair Value of Financial Instruments Using
December 31, 2018 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$145,564	$145,564	$-	$-	$145,564

Investment Securities Available-for-Sale	495,396	164,716	325,841	4,839	495,396

Investment Securities Held-to-Maturity	53,566	-	35,083	18,655	53,738

Loans & Leases, Net of Deferred Fees & Allowance	2,515,975	-	-	2,485,182	2,485,182
Accrued Interest Receivable	14,098	-	14,098	-	14,098

Liabilities:
Deposits	3,062,832	2,572,805	485,766	-	3,058,571
Subordinated Debentures	10,310	-	7,745	-	7,745
Accrued Interest Payable	1,365	-	1,365	-	1,365

		Fair Value of Financial Instruments Using
September 30, 2018 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$110,781	$110,781	$-	$-	$110,781

Investment Securities Available-for-Sale	458,311	164,409	291,402	2,500	458,311

Investment Securities Held-to-Maturity	51,459	-	35,716	15,663	51,379

Loans & Leases, Net of Deferred Fees & Allowance	2,363,535	-	-	2,317,185	2,317,185
Accrued Interest Receivable	14,612	-	14,612	-	14,612

Liabilities:
Deposits	2,776,923	2,314,600	457,526	-	2,772,126
Subordinated Debentures	10,310	-	7,579	-	7,579
Accrued Interest Payable	1,227	-	1,227	-	1,227

6. Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. However, trades are reported on the OTCQX under the symbol “FMCB.”

On May 14, 2019, the Board of Directors declared a mid-year cash dividend of $7.05 per share, a 2.2% increase over the $6.90 per share paid on July 2, 2018. The cash dividend was paid on July 1, 2019, to shareholders of record on June 14, 2019.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has no securities or other contracts, such as stock options, that could require the issuance of common stock. Accordingly, diluted earnings per share is the same amount as basic earnings per share. The following table calculates the basic earnings per common share for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,

(net income in thousands)	2019	2018	2019	2018
Net Income	$13,738	$12,000	$41,392	$32,491
Weighted Average Number of Common Shares Outstanding	787,307	793,418	786,361	807,129
Basic Earnings Per Common Share Amount	$17.45	$15.12	$52.64	$40.26

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

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded net in occupancy expense in the consolidated statements of income.

Our leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 10 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. ASC 842 requires lessees to evaluate whether option periods, if available, will be exercised in order to determine the full life of the lease. The Company used the first option period, unless it is a relatively new lease that has a long initial lease term or other extenuating circumstances. As of September 30, 2019, operating lease ROU assets and liabilities were $5.14 million and $5.19 million, respectively. Operating lease expenses that were in scope of ASU 2016-02 totaled $207,000 and $629,000 for the three and nine-month period ended September 30, 2019.

The table below summarizes the information related to our operating leases:

(in thousands except for percent and period data)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flow from Operating Leases	$195	$588
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$-	$5,645
Weighted-Average Remaining Lease Term - Operating Leases, in Years	8.09	8.09
Weighted-Average Discount Rate - Operating Leases	3.2%	3.2%

The table below summarizes the maturity of remaining lease liability:

(in thousands)	September 30, 2019
2019	$196
2020	795
2021	719
2022	686
2023	697
2024 and thereafter	2,811
Total Lease Payments	5,904
Less: Interest	(719)
Present Value of Lease Liabilities	$5,185

As of September 30, 2019, we have no additional operating leases for office space that have not yet commenced or that are anticipated to commence during the fourth quarter of 2019.

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

As a lessor, the Company leases certain types of agriculture equipment, solar equipment, construction equipment and other equipment to its customers. At September 30, 2019, the Company's net investment in direct financing leases was $101.8 million.

8. Shareholders’ Equity

During the first nine months of 2019, the Company issued 3,586 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $715.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

On July 31, 2018, Farmers & Merchants Bancorp purchased 44,503 shares of the Company’s Common Stock from the estate of a former Director. The purchase price was $700.00 per share for a total consideration of $31,152,100. After the transaction, the Company remained “well capitalized” under the regulatory framework for prompt corrective action.

9. Recent Accounting Pronouncements

Recently Adopted Accounting Guidance
The following paragraphs provide descriptions of recently adopted accounting standards that may have had a material effect on the Company’s financial position or results of operations.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the newly enacted Tax Cuts and Jobs Act (“Tax Act”). The amount of the reclassification consists of the difference between the historical corporate income tax rates and the newly enacted 21 percent corporate federal income tax rate. The amendments are effective for all entities for the interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted, including interim periods in those years. The Company adopted the amendments as of December 31, 2017, which resulted in a net reclassification of $144,000 between AOCI and retained earnings.

Accounting Guidance Pending Adoption at September 30, 2019
The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The new guidance is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The Company has completed an assessment of its CECL data and system needs, and has engaged a third-party vendor to assist in developing a CECL model. The Company, in conjunction with this vendor, has researched and analyzed modeling standards, loan segmentation, as well as potential external inputs to supplement our historical loss history. Model validation began in the third quarter, enabling us to complete a parallel run using second quarter 2019 data. Another parallel run, using third quarter 2019 data, will be completed early in the fourth quarter. During the fourth quarter, we will complete validation of our forecast model, as well as documentation of our processes and controls. At the current time we cannot quantify the magnitude, if any, of the required one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the ASUs are effective.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2019. This analysis should be read in conjunction with our 2018 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in many areas of California, including those in the Company’s primary service area. As a result, reservoir levels are normal and the availability of water in our primary service area should not be an issue. Even though the vast majority of the Company’s agricultural customers are located in the more northern portion of the Central Valley where even during the worst of the drought, farmers still had access to reasonable ground water sources, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

For the three and nine months ended September 30, 2019, Farmers & Merchants Bancorp reported net income of $13,738,000 and $41,392,000, earnings per share of $17.45 and $52.64 and return on average assets of 1.58% and 1.61%, respectively. Return on average shareholders’ equity was 15.76% and 16.52% for the three and nine months ended September 30, 2019.

For the three and nine months ended September 30, 2018, Farmers & Merchants Bancorp reported net income of $12,000,000 and $32,491,000, earnings per share of $15.12 and $40.26 and return on average assets of 1.55% and 1.41%, respectively. Return on average shareholders’ equity was 15.97% and 14.24% for the three and nine months ended September 30, 2018.

The following is a summary of the financial results for the nine-month period ended September 30, 2019, compared to September 30, 2018.

•	Net income increased 27.4% to $41.4 million from $32.5 million.
•	Earnings per share increased 30.8% to $52.64 from $40.26.
•	Total assets increased 12.1% to $3.6 billion from $3.2 billion.
•	Total loans & leases increased 8.3% to $2.6 billion from $2.4 billion.
•	Total deposits increased 13.1% to $3.1 billion from $2.8 billion.

The primary reasons for the Company’s $8.9 million or 27.4% increase in net income in the first nine months of 2019 as compared to the same period of 2018 were:

•	A $13.5 million increase in net interest income related to the growth in earning assets and the improvement in the net interest margin.
•	A $3.1 million decrease in the provision for credit losses
•	A $1.3 million decrease in the net loss on the sale of investment securities during the first nine months of the prior year (2018).

This positive impact was partially offset by:

•	A $3.7 million increase in salaries and employee benefits.
•	A $328,000 increase in occupancy expenses due to branch expansion and acquisition.
•	A $767,000 increase in legal expenses.
•	A $4.3 million increase in the provision for income taxes.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and nine-month periods ended September 30, 2019 and 2018.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended Sept 30, 2019			Three Months Ended Sept 30, 2018
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$255,335	$1,396	2.17%	$127,570	$638	1.98%
Investment Securities:
U.S. Treasuries	21,445	114	2.13%	49,530	181	1.46%
U.S. Govt SBA	12,665	71	2.24%	18,136	97	2.14%
Government Agency & Government-Sponsored Entities	2,418	18	2.98%	3,052	22	2.88%
Municipals - Taxable	6,545	86	5.26%	-	-	-
Obligations of States and Political Subdivisions - Non-Taxable (1)	52,985	484	3.65%	51,667	497	3.85%
Mortgage Backed Securities	282,305	1,832	2.60%	287,599	1,754	2.44%
Other	4,726	38	3.22%	3,011	21	2.79%
Total Investment Securities	383,089	2,643	2.76%	412,995	2,572	2.49%

Loans & Leases: (2)
Real Estate	1,790,970	23,339	5.17%	1,666,801	21,416	5.10%
Home Equity Lines & Loans	39,820	605	6.03%	38,193	533	5.54%
Agricultural	288,085	4,089	5.63%	283,078	3,760	5.27%
Commercial	378,210	5,131	5.38%	290,588	3,867	5.28%
Consumer	16,284	266	6.48%	6,298	98	6.17%
Other	1,079	7	2.57%	1,382	8	2.30%
Leases	103,247	1,399	5.38%	98,316	1,277	5.15%
Total Loans & Leases	2,617,695	34,836	5.28%	2,384,656	30,959	5.15%
Total Earning Assets	3,256,119	$38,875	4.74%	2,925,221	$34,169	4.63%

Unrealized Gain (Loss) on Securities Available-for-Sale	3,992			(7,668)
Allowance for Credit Losses	(55,045)			(51,831)
Cash and Due From Banks	57,094			47,381
All Other Assets	226,769			191,562
Total Assets	$3,488,929			$3,104,665

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$667,687	$666	0.40%	$619,697	$509	0.33%
Savings and Money Market	930,490	886	0.38%	830,680	467	0.22%
Time Deposits	524,076	1,840	1.39%	467,443	1,044	0.89%
Total Interest Bearing Deposits	2,122,253	3,392	0.63%	1,917,820	2,020	0.42%
Federal Home Loan Bank Advances	-	-	-	46	-	0.00%
Subordinated Debentures	10,310	138	5.31%	10,310	137	5.27%
Total Interest Bearing Liabilities	2,132,563	$3,530	0.66%	1,928,176	$2,157	0.44%
Interest Rate Spread (3)			4.08%			4.19%
Demand Deposits (Non-Interest Bearing)	947,854			832,752
All Other Liabilities	59,765			43,239
Total Liabilities	3,140,182			2,804,167

Shareholders' Equity	348,747			300,498
Total Liabilities & Shareholders' Equity	$3,488,929			$3,104,665
Net Interest Income and Margin on Total Earning Assets (4)		35,345	4.31%		32,012	4.34%
Tax Equivalent Adjustment		(65)			(104)
Net Interest Income		$35,280	4.30%		$31,908	4.33%

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Nine Months Ended Sept. 30, 2019			Nine Months Ended Sept. 30, 2018
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$212,388	$3,682	2.32%	$131,509	$1,737	1.77%
Investment Securities:
U.S. Treasuries	30,382	440	1.93%	69,374	728	1.40%
U.S. Govt SBA	13,995	267	2.54%	24,559	339	1.84%
Government Agency & Government-Sponsored Entities	2,818	62	2.93%	3,063	66	2.87%
Municipals - Taxable	6,545	258	5.26%	-	-	-
Obligations of States and Political Subdivisions - Non-Taxable (1)	51,474	1,509	3.91%	53,120	1,536	3.86%
Mortgage Backed Securities	295,524	5,828	2.63%	308,835	5,578	2.41%
Other	4,958	148	3.98%	3,010	60	2.66%
Total Investment Securities	405,696	8,512	2.80%	461,961	8,307	2.40%

Loans & Leases: (2)
Real Estate	1,777,258	69,588	5.23%	1,607,127	60,612	5.04%
Home Equity Lines & Loans	39,810	1,806	6.07%	36,221	1,464	5.40%
Agricultural	272,498	11,565	5.67%	265,812	10,127	5.09%
Commercial	365,316	14,679	5.37%	281,664	10,933	5.19%
Consumer	17,106	775	6.06%	5,795	240	5.54%
Other	1,079	18	2.23%	1,382	23	2.23%
Leases	105,672	4,297	5.44%	93,484	3,531	5.05%
Total Loans & Leases	2,578,739	102,728	5.33%	2,291,485	86,930	5.07%
Total Earning Assets	3,196,823	$114,922	4.81%	2,884,955	$96,974	4.49%

Unrealized (Loss) on Securities Available-for-Sale	(126)			(7,064)
Allowance for Credit Losses	(55,113)			(51,113)
Cash and Due From Banks	55,897			46,448
All Other Assets	222,670			190,733
Total Assets	$3,420,151			$3,063,959

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$661,462	$1,792	0.36%	$596,872	$1,086	0.24%
Savings and Money Market	913,942	2,413	0.35%	823,595	1,130	0.18%
Time Deposits	518,646	5,120	1.32%	472,460	2,738	0.77%
Total Interest Bearing Deposits	2,094,050	9,325	0.60%	1,892,927	4,954	0.35%
Federal Home Loan Bank Advances	1	-	0.00%	16	-	0.00%
Subordinated Debentures	10,310	424	5.50%	10,310	385	4.99%
Total Interest Bearing Liabilities	2,104,361	$9,749	0.62%	1,903,253	$5,339	0.38%
Interest Rate Spread (3)			4.19%			4.12%
Demand Deposits (Non-Interest Bearing)	928,246			813,129
All Other Liabilities	53,380			43,352
Total Liabilities	3,085,987			2,759,734

Shareholders' Equity	334,164			304,225
Total Liabilities & Shareholders' Equity	$3,420,151			$3,063,959
Net Interest Income and Margin on Total Earning Assets (4)		105,173	4.40%		91,635	4.25%
Tax Equivalent Adjustment		(313)			(320)
Net Interest Income		$104,860	4.39%		$91,315	4.23%

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)

(in thousands)	Three Months Ended Sept. 30, 2019 compared to Sept. 30, 2018			Nine Months Ended Sept. 30, 2019 compared to Sept. 30, 2018
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$694	$64	$758	1,289	656	$1,945
Investment Securities:
U.S. Treasuries	(128)	61	(67)	(502)	214	(288)
U.S. Govt SBA	(31)	5	(26)	595	(667)	(72)
Government Agency & Government-Sponsored Entities	(5)	1	(4)	(5)	1	(4)
Municipals - Taxable	86	-	86	258	-	258
Obligations of States and Political Subdivisions - Non-Taxable	12	(26)	(14)	(46)	19	(27)
Mortgage Backed Securities	(32)	110	78	(247)	497	250
Other	14	3	17	50	38	88
Total Investment Securities	(84)	154	70	103	102	205

Loans & Leases:
Real Estate	1,614	309	1,923	6,596	2,380	8,976
Home Equity Lines & Loans	24	48	72	153	189	342
Agricultural	67	262	329	259	1,179	1,438
Commercial	1,188	76	1,264	3,349	397	3,746
Consumer	163	5	168	511	24	535
Other	(2)	1	(1)	(5)	-	(5)
Leases	66	56	122	483	283	766
Total Loans & Leases	3,120	757	3,877	11,346	4,452	15,798
Total Earning Assets	3,730	975	4,705	12,738	5,210	17,948

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	42	115	157	128	578	706
Savings and Money Market	62	357	419	135	1,148	1,283
Time	139	657	796	290	2,092	2,382
Total Interest Bearing Deposits	243	1,129	1,372	553	3,818	4,371
Subordinated Debentures	-	1	1	-	39	39
Total Interest Bearing Liabilities	243	1,130	1,373	555	3,856	4,410
Total Change on a Tax Equivalent Basis	$3,668	$(335)	$3,332	$12,318	$1,220	$13,538

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Third Quarter 2019 vs. Third Quarter 2018
Net interest income for the third quarter of 2019 increased 10.6% or $3.4 million to $35.3 million. On a fully taxable equivalent basis, net interest income increased 10.4% and totaled $35.3 million for the third quarter of 2019. As more fully discussed below, the increase in net interest income was due primarily to a $330.9 million increase in average earning assets.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended September 30, 2019, the Company’s net interest margin was 4.31% compared to 4.34% for the quarter ended September 30, 2018. This decrease in net interest margin was due primarily to the increase in the rate paid on interest bearing liabilities exceeding the increase in the rate earned on earning assets.

Average loans & leases totaled $2.6 billion for the quarter ended September 30, 2019; an increase of $233.0 million compared to the average balance for the quarter ended September 30, 2018. Loans & leases decreased from 81.5% of average earning assets at September 30, 2018, to 80.4% at September 30, 2019. The annualized yield on the Company’s loan & lease portfolio increased to 5.28% for the quarter ended September 30, 2019, compared to 5.15% for the quarter ended September 30, 2018. This increase in yield was primarily due to an increase in market interest rates (despite the fact that market interest rates have decreased recently). Overall, the positive impact on interest revenue from: (1) the increase in loan & lease balances and (2) rising yields resulted in interest income from loans & leases increasing 12.5% to $34.8 million for quarter ended September 30, 2019. The Company has been experiencing aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

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

Average investment securities totaled $383.1 million for the quarter ended September 30, 2019; a decrease of $29.9 million compared to the average balance for the quarter ended September 30, 2018. Tax equivalent interest income on securities increased $70,000 to $2.64 million for the quarter ended September 30, 2019, compared to $2.57 million for the quarter ended September 30, 2018. The average investment portfolio yield, on a tax equivalent (TE) basis, was 2.76% for the quarter ended September 30, 2019, compared to 2.49% for the quarter ended September 30, 2018. This overall increase in yield was caused primarily by an increase in market interest rates. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2019. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which was 1.80% in September 2019, compared to 2.20% in September 2018. Average interest bearing deposits with banks for the quarter ended September 30, 2019, was $255.3 million, an increase of $127.7 million compared to the average balance for the quarter ended September 30, 2018. Interest income on interest bearing deposits with banks for the quarter ended September 30, 2019, increased $758,000 to $1.4 million compared to the quarter ended September 30, 2018.

Average interest-bearing liabilities increased $204.4 million or 10.6% during the third quarter of 2019. Of that increase: (1) interest-bearing transaction deposits increased $48.0 million; (2) savings and money market deposits increased $99.8 million; (3) time deposits increased $56.6 million (see “Financial Condition – Deposits”); (4) Federal Home Loan Bank (“FHLB”) Advances decreased $46,000 (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $3.4 million for the third quarter of 2019 as compared to $2.0 million for the third quarter of 2018. The average rate paid on interest-bearing deposits was 0.63% for the third quarter of 2019 compared to 0.42% for the third quarter of 2018. As a result of the 2.25% increase in short-term market interest rates that occurred between December 2015 and December 2018, the Company experienced aggressive competitor rates on interest bearing deposits, which it needed to meet in order to retain key customers. Since August 2019, short-term market interest rates have decreased .50%, but any impact on deposit rates has been lagging and relatively limited.

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

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018
During the first nine months of 2019, net interest income increased 14.8% to $104.9 million, compared to $91.3 million at September 30, 2018. On a fully taxable equivalent basis, net interest income increased 14.8% and totaled $105.2 million at September 30, 2019, compared to $91.6 million at September 30, 2018. The increase in net interest income was due to a $311.9 million increase in average earning assets, and a 15 basis point increase in the net interest margin.

For the nine months ended September 30, 2019, the Company’s net interest margin was 4.40% compared to 4.25% for the same period in 2018. This increase in net interest margin was due primarily to an increase of 0.32% in the yield received on earning assets, offset somewhat by a 0.24% increase in the rates paid on interest bearing liabilities.

The average balance of loans & leases increased by $287.3 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The yield on the loan & lease portfolio increased 26 basis points to 5.33% for the nine months ended September 30, 2019, compared to 5.07% for the nine months ended September 30, 2018. Overall, the positive impact from: (1) the increase in loan and lease balances and (2) rising yields resulted in interest income from loans & leases increasing 18.2% or $15.8 million for the first nine months of 2019.

Average investment securities were $405.7 million for the nine months ended September 30, 2019, compared to $462.0 million for the same period in 2018. The average tax equivalent yield for the nine months ended September 30, 2019, was 2.80% compared to 2.40% for the nine months ended September 30, 2018. This overall increase in yield was caused primarily by an increase in market interest rates. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2019. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which was 1.80% in September 2019, compared to 2.20% in September 2018. Average interest bearing deposits with banks for the nine-months ended September 30, 2019, was $212.4 million, an increase of $80.9 million compared to the average balance for the nine-months ended September 30, 2018. Interest income on interest bearing deposits with banks for the nine-months ended September 30, 2019, increased $1.9 million to $3.7 million compared to the nine-months ended September 30, 2018.

Average interest-bearing liabilities increased $201.1 million or 10.6% during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Of that increase: (1) interest-bearing transaction deposits increased $64.6 million; (2) savings and money market deposits increased $90.3 million; (3) time deposits increased $46.2 million (see “Financial Condition – Deposits”); (4) Federal Home Loan Bank (“FHLB”) Advances decreased $15,000 (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $9.3 million for the first nine months of 2019 as compared to $5.0 million for the first nine months of 2018. The average rate paid on interest-bearing deposits was 0.60% in the first nine months of 2019 and 0.35% in the first nine months of 2018. As a result of the 2.25% increase in short-term market interest rates that occurred between December 2015 and December 2018, the Company is experienced more aggressive competitor rates on interest bearing deposits, which it needed to meet in order to retain key customers. Since August 2019, short-term market interest rates have decreased .50%, but any impact on deposit rates has been lagging and relatively limited.

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

Allowance for Credit Losses
The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company's loan & lease portfolio as of the consolidated balance sheet date. The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan & lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of three primary components: specific reserves related to impaired loans & leases; general reserves for inherent losses related to loans & leases that are not impaired; and an unallocated component that takes into account the imprecision in estimating and allocating allowance balances associated with macro factors.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has improved throughout most of the Central Valley, in some of the Company’s market segments housing prices remain below peak levels and unemployment rates remain above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of September 30, 2019, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in many areas of California, including those in the Company’s primary service area. As a result, reservoir levels are normal and the availability of water in our primary service area should not be an issue.  Even though the vast majority of the Company’s agricultural customers are located in the more northern portion of the Central Valley where even during the worst of the drought, farmers still had access to reasonable ground water sources, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

The Company made a $200,000 provision for credit losses during the first nine months of 2019 compared to $3.3 million for the same period in 2018. Net charge-offs during the first nine months of 2019 were $512,000 compared to net charge-offs of $608,000 in the first nine months of 2018. See “Overview – Looking Forward: 2019 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2018 Annual Report on Form 10-K.

The table below contains the allowance for credit losses for the three and nine-month periods ended September 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Balance at Beginning of Period	$55,125	$51,137	$55,266	$50,342
Charge-Offs	(235)	(634)	(654)	(723)
Recoveries	64	64	142	115
Provision	-	2,500	200	3,333
Balance at End of Period	$54,954	$53,067	$54,954	$53,067

The table below breaks out current quarter activity by portfolio segment (in thousands):

September 30, 2019	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2019	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Charge-Offs	-	-	-	-	-	-	(592)	(62)	-	-	(654)
Recoveries	-	-	-	8	20	34	40	40	-	-	142
Provision	(847)	731	480	(33)	(79)	(431)	601	3	(969)	744	200
Ending Balance- September 30, 2019	$10,762	$14,823	$1,729	$855	$2,702	$7,845	$11,705	$475	$3,053	$1,005	$54,954
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2019	$10,680	$14,572	$1,697	$864	$2,743	$7,481	$12,267	$464	$3,100	$1,257	$55,125
Charge-Offs	-	-	-	-	-	-	(213)	(22)	-	-	(235)
Recoveries	-	-	-	2	9	23	17	13	-	-	64
Provision	82	251	32	(11)	(50)	341	(366)	20	(47)	(252)	-
Ending Balance- September 30, 2019	$10,762	$14,823	$1,729	$855	$2,702	$7,845	$11,705	$475	$3,053	$1,005	$54,954

The Allowance for Credit Losses at September 30, 2019, decreased $312,000 from December 31, 2018. The allowance allocated to the following portfolio segments changed materially during the first nine months of 2019:

•	The allowance for commercial real estate loans, agricultural loans and leases decreased primarily due to paydowns in loan balances in these portfolio segments.
•	The allowance for commercial loans increased primarily due to balance increases along with a $3.25 million increase in special mention and substandard loans in this portfolio segment.
•	The allowance for agricultural real estate loans increased primarily due to net originations in loan balances in this portfolio segment.
•	The allowance for leases decreased due to paydowns in lease balances since December 2018.

After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of September 30, 2019, was adequate.

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

Third Quarter 2019 vs. Third Quarter 2018
Non-interest income decreased $234,000 or 5.6% for the three months ended September 30, 2019, compared to the same period of 2018. This decrease was due to a $508,000 decrease in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income). This decrease was partially offset by: (1) a $205,000 increase related to Debit Card and ATM Fees; (2) a $43,000 increase in Service Charges on Deposit Accounts; and (3) a $39,000 increase in the cash surrender value of Bank Owned Life Insurance.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018
Non‑interest income increased $1.7 million or 15.1% for the nine months ended September 30, 2019, compared to the same period of 2018. This increase was primarily due to: (1) a $1.3 million increase resulting from the net loss on sale of investment securities during the first half of the prior year (2018); (2) a $561,000 increase in Debit Card and ATM Fees; (3) a $161,000 increase in in Service Charges on Deposit Accounts; and (4) a $166,000 increase in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income).  These increases were partially offset by a $661,000 decrease related to non-recurring income received during the first half of 2018.

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

Third Quarter 2019 vs. Third Quarter 2018
Overall, non-interest expense increased $2.2 million or 12.0% for the three months ended September 30, 2019, compared to the same period in 2018. This increase was primarily comprised of: (1) a $2.0 million increase in salaries and employee benefits; (2) a $233,000 increase in occupancy and equipment; and (3) a $339,000 increase in legal expense. These increases were partially offset by a $508,000 decrease in the net gain on deferred compensation investments.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018
Non-interest expense increased $5.2 million or 9.1% for the nine months ended September 30, 2019, compared to the same period of 2018. This increase was primarily comprised of: (1) a $3.7 million increase in salaries and employee benefits; (2) a $767,000 increase in legal expense; and (3) a $750,000 increase in occupancy and equipment.  These increases were partially offset by a $128,000 decrease in marketing expenses.

Income Taxes
The Bank’s provision for income taxes increased 55.6% to $4.7 million for the third quarter of 2019 compared to the third quarter of 2018. The Company’s effective tax rate for the third quarter of 2019 was 25.33% compared to 20.0% for the third quarter of 2018, which reflected the impact of a onetime adjustment to the Company’s 2018 deferred tax asset. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to benefits regarding the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

With the exception of the one-time DTA re-measurement that took place in 2017, tax law causes the Company’s taxes payable to approximate or exceed the current provision for taxes on the income statement. Three provisions have had a significant effect on the Company’s current income tax liability:  (1) the restrictions on the deductibility of credit losses; (2) deductibility of pension and other long-term employee benefits only when paid; and (3) the statutory deferral of deductibility of California franchise taxes on the Company’s federal return

Financial Condition

This section discusses material changes in the Company’s consolidated balance sheet at September 30, 2019, as compared to December 31, 2018, and to September 30, 2018. As previously discussed (see “Overview”) the Company’s consolidated financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at September 30, 2019, was $553.3 million compared to $549.0 million at the end of 2018, a decrease of $4.2 million or 0.8%. At September 30, 2018, the investment portfolio totaled $509.8 million. The Company currently invests most of its available funds in either shorter term U.S. Treasury, government agency & government-sponsored entity securities or mortgage-backed securities.

The Company's total investment portfolio currently represents 15.5% of the Company’s total assets as compared to 16.0% at December 31, 2018, and 16.0% at September 30, 2018.

As of September 30, 2019, the Company held $60.4 million of municipal investments, all classified as HTM. Of this balance, $31.5 million were bank-qualified municipal bonds, and $28.9 million were private placement municipal bonds, warrants, and CRA qualified investments in our service area. In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of September 30, 2019, ninety-nine percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments with particular attention paid to the approximately one percent ($150,000) of the portfolio that is not rated, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $150.9 million at September 30, 2019, $84.5 million at December 31, 2018, and $58.1 million at September 30, 2018.

The Company classifies its investments in debt securities as HTM, trading, or AFS. Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, 2019, December 31, 2018, and September 30, 2018, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Overall, the Company's loan & lease portfolio at September 30, 2019, totaled $2.6 billion, an increase of $200.5 million or 8.3% over September 30, 2018. This increase has occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; (2) expansion in the equipment leasing business; (3) expansion of our service area into the East Bay of San Francisco and Napa; and (4) the acquisition of the Bank of Rio Vista which added $80.5 million to loan balances. No assurances can be made that this growth in the loan & lease portfolio will continue.

Loans & leases at September 30, 2019, increased $45.9 million from $2.6 billion at December 31, 2018.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	September 30, 2019		December 31, 2018		September 30, 2018
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$824,283	31.5%	$834,476	32.4%	$774,837	31.9%
Agricultural Real Estate	617,310	23.5%	584,625	22.7%	553,608	22.8%
Real Estate Construction	98,662	3.8%	98,568	3.8%	92,521	3.8%
Residential 1st Mortgages	255,394	9.7%	259,736	10.1%	263,549	10.9%
Home Equity Lines and Loans	39,490	1.5%	40,789	1.6%	38,490	1.6%
Agricultural	289,182	11.0%	290,463	11.3%	287,821	11.9%
Commercial	381,774	14.6%	343,834	13.3%	304,333	12.6%
Consumer & Other	16,871	0.6%	19,412	0.8%	7,723	0.3%
Leases	100,784	3.8%	106,217	4.0%	101,081	4.2%
Total Gross Loans & Leases	2,623,750	100.0%	2,578,120	100.0%	2,423,963	100.0%
Less: Unearned Income	6,628		6,879		7,361
Subtotal	2,617,122		2,571,241		2,416,602
Less: Allowance for Credit Losses	54,954		55,266		53,067
Net Loans & Leases	$2,562,168		$2,515,975		$2,363,535

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified loans & leases,” and these loans & leases receive increased management attention. As of September 30, 2019, classified loans totaled $15.3 million compared to $15.1 million at December 31, 2018, and $16.3 million at September 30, 2018.

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

Non-Accrual Loans & leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. At September 30, 2019, December 31, 2018, and September 30, 2018, non-accrual loans & leases totaled $0.

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

As of September 30, 2019, restructured loans & leases on accrual totaled $12.0 million as compared to $13.6 million at December 31, 2018, and September 30, 2018.

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

Non-Performing Assets
(in thousands)	September 30, 2019	Dec. 31, 2018	September 30, 2018
Non-Performing Loans & Leases	$0	$0	$0
Other Real Estate	873	873	873
Total Non-Performing Assets	$873	$873	$873

Non-Performing Loans & Leases as a % of Total Loans & Leases	0.00%	0.00%	0.00%
Restructured Loans & Leases (Performing)	$12,010	$13,577	$13,551

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses.

Foregone interest income on non-accrual loans & leases, which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $0 for the periods ended September 30, 2019, December 31, 2018, and September 30, 2018.

The Company reported $873,000 of ORE at September 30, 2019, December 31, 2018, and September 30, 2018.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of September 30, 2019, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

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

•
The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in many areas of California, including those in the Company’s primary service area. As a result, reservoir levels are normal and the availability of water in our primary service area should not be an issue. Even though the vast majority of the Company’s agricultural customers are located in the more northern portion of the Central Valley, where even during the worst of the drought, farmers still had access to reasonable ground water sources, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

•
Segments of the agricultural industry are facing challenges associated with: (1) weakness in export markets due to a stronger dollar and current trade disputes; (2) tight labor markets and higher wages due to legislative changes at the state and federal levels.

See “Part I, Item 1A. Risk Factors” in the Company’s 2018 Annual Report on Form 10-K.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base, and subsequently deposits, is a significant element in the performance of the Company.

The Company's deposit balances at September 30, 2019, have increased $362.5 million or 13.1% compared to September 30, 2018. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; (2) the Company’s expansion of its service area into the East Bay of San Francisco and Napa; and (3) the acquisition of the Bank of Rio Vista which added $191.6 million in deposit balances. Short-term market interest rates increased 2.25% between December 2015 and December 2018. Although these rates have decreased .50% since August 2019, significant competitive pressures remain for deposit rates. The Company remains selective in how they respond to competitor rates, which may impact future deposit growth.

Although total deposits have increased 13.1% since September 30, 2018, importantly, low cost transaction accounts have grown at a strong pace as well:

•	Demand and interest-bearing transaction accounts increased $194.7 million or 13.25% since September 30, 2018.
•	Savings and money market accounts have increased $103.8 million or 12.3% since September 30, 2018.
•	Time deposit accounts have increased $63.9 million or 13.8% since September 30, 2018.

The Company's deposit balances at September 30, 2019, have increased $76.6 million or 2.5% compared to December 31, 2018. Savings and money market deposits increased 13.25% or $44.7 million and time deposit accounts increased by $36.2 million or 7.4% while demand and interest-bearing transaction accounts decreased by $4.4 million or 0.26%. Deposit trends in the first six-to-nine months of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at September 30, 2019, December 31, 2018, or September 30, 2018. There were no Federal Funds purchased or advances from the FRB at September 30, 2019, December 31, 2018, or September 30, 2018.

As of September 30, 2019, the Company has additional borrowing capacity of $603.6 million with the Federal Home Loan Bank and $462.7 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 13 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2018 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Capital”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 4.99% as of September 30, 2019, 5.64% at December 31, 2018, and 5.18% at September 30, 2018. The average rate paid for these securities for the first nine months of 2019 was 5.50% and 4.99% for the first nine months of 2018. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $355.7 million at September 30, 2019, $311.2 million at December 31, 2018, and $300.1 million at September 30, 2018.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019
Total Capital Ratio	$386,683	12.36%	$250,373	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$337,363	10.78%	$140,835	4.5%	N/A	N/A
Tier 1 Capital Ratio	$347,363	11.10%	$187,780	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$347,363	10.00%	$138,935	3.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019
Total Capital Ratio	$385,793	12.33%	$250,327	8.0%	$312,909	10.0%
Common Equity Tier 1 Capital Ratio	$346,480	11.07%	$140,809	4.5%	$203,391	6.5%
Tier 1 Capital Ratio	$346,480	11.07%	$187,745	6.0%	$250,327	8.0%
Tier 1 Leverage Ratio	$346,480	9.98%	$138,858	3.0%	$173,573	5.0%

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

There were no stock repurchases during the first nine months of 2019 and in the third quarter of 2018 the Company repurchased $31.2 million of shares. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

During the nine months ended September 30, 2019, the Company issued 3,586 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $715.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital. There were no shares issued during the second quarter of 2019.

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

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Commitments to Extend Credit	$838,049	$828,539	$789,169
Letters of Credit	19,960	19,108	20,176
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	2,003	-	-

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $315,000 at September 30, 2019, and December 31, 2018. At September 30, 2018, the reserve was $267,000. We do not anticipate any material losses as a result of these transactions.

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

Part 2 - considers qualitative internal and external factors that may affect a loan or lease’s collectability, is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the historical and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

•	general economic and business conditions affecting the key service areas of the Company;
•	credit quality trends (including trends in collateral values, delinquencies and non-performing loans & leases);
•	loan & lease volumes, growth rates and concentrations;
•	loan & lease portfolio seasoning;
•	specific industry and crop conditions;
•	recent loss experience; and
•	duration of the current business cycle.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at September 30, 2019, was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2019, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.4% if rates increase by 200 basis points and a decrease in net interest income of 2.1% if rates decline 100 basis points. Comparatively, at December 31, 2018, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.25% if rates increase by 200 basis points and a decrease in net interest income of 5.80% if rates decline 200 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2018 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $78 million and repurchase lines of $130 million with major banks. As of September 30, 2019, the Company has additional borrowing capacity of $603.6 million with the FHLB and $462.7 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At September 30, 2019, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $405 million, which represents 11.35% of total assets.

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

During the nine months ended September 30, 2019, the Company issued 3,586 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $715.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

FARMERS & MERCHANTS BANCORP

Date: November 8, 2019	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	/s/ Stephen W. Haley

Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)