Form 10-K
period 2019-12-31
FARMERS & MERCHANTS BANCORP
filed 2020-03-13
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________  to_____________

Commission File Number:  000-26099

FARMERS & MERCHANTS BANCORP
(Exact name of registrant as specified in its charter)

Delaware	94-3327828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 W. Pine Street, Lodi, California	95240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (209) 367-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FMCB	OTCQX

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2019 (based on the last reported trade on June 30, 2019) was $625,909,000.

The number of shares of Common Stock outstanding as of February 29, 2020: 793,556

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

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

General Development of the Business

August 1, 1916, marked the first day of business for Farmers & Merchants Bank (the “Bank”). The Bank was incorporated under the laws of the State of California and licensed as a state-chartered bank. Farmers & Merchants’ first venture out of Lodi occurred when the Galt office opened in 1948. Since then the Bank has opened full-service branches in Linden, Manteca, Riverbank, Modesto, Sacramento, Elk Grove, Turlock, Hilmar, Stockton, Merced, Walnut Creek, Concord, Napa and Lockeford.

During 2018, the Company completed the acquisition of Bank of Rio Vista, headquartered in Rio Vista, California. This provided the Company entry into both Rio Vista and Walnut Grove, enhancing the Bank’s market share in Lodi.

In addition to 29 full-service branches, the Bank serves the needs of its customers through three stand-alone ATMs located on the grounds of the Lodi Grape Festival, in the Trilogy Residential Community clubhouse in Rio Vista and the Shadelands business center in Walnut Creek. In 2007, the Bank began offering certain banking products over the internet at www.fmbonline.com.

On March 10, 1999, the Company, pursuant to a reorganization, acquired all of the voting stock of the Bank. The Company is a bank holding company incorporated in the State of Delaware and registered under the Bank Holding Company Act of 1956, as amended. The Company’s outstanding securities as of December 31, 2019, consisted of 793,033 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company’s principal asset.

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

During 2003, the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I, for the sole purpose of issuing trust-preferred securities. See Note 12, located in “Item 8. Financial Statements and Supplementary Data.”

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

Acquisition of Bank of Rio Vista (“BRV”)

On October 10, 2018, the Company completed its acquisition of Bank of Rio Vista, which occurred through a series of stock purchases beginning in April 2017.  The total consideration paid for the acquisition was $40.73 million. The Company engaged in this transaction with the expectation it would be accretive to income and add a new market area with a demographic profile consistent with many of the Central Valley markets served by the Company.

Service Area

Since 2014, the Company has broadened its geographic footprint by opening offices in Walnut Creek, Concord, Napa, Rio Vista and Walnut Grove. The Company continues to look for opportunities to further expand its branch network in the East Bay area of San Francisco, and over the past two years has purchased buildings in Walnut Creek, Lafayette and Montclair that will become future branch locations.

Despite the recent expansion of our geographic footprint, the Company’s primary service area remains the mid Central Valley of California, including Sacramento, San Joaquin, Stanislaus and Merced counties, where we operate 24 full-service branches and 1 stand-alone ATM. This area encompasses:

•
Sacramento Metropolitan Statistical Area (“MSA”), with branches in Sacramento, Elk Grove, Galt and Walnut Grove. This MSA has a Population of 2.3 million and a Per Capita Income of approximately $56,278. The MSA includes significant employment in the following sectors: state and local government; agriculture; and trade, transportation and utilities. Unemployment currently stands at 3.2%.

•
Stockton MSA, with branches in Lodi, Linden, Stockton, Lockeford and Manteca. This MSA has a Population of 0.75 million and a Per Capita Income of approximately $44,995. The MSA includes significant employment in the following sectors: state and local government; agriculture; trade, transportation, and utilities; and education and health services. Unemployment currently stands at 5.7%.

•
Modesto MSA, with branches in Modesto, Riverbank and Turlock. This MSA has a Population of 0.55 million and a Per Capita Income of approximately $44,120. The MSA includes significant employment in the following sectors: agriculture; trade, transportation and utilities; state and local government; and education and health services. Unemployment currently stands at 5.6%.

•
Merced MSA, with branches in Hilmar and Merced. This MSA has a Population of 0.27 million and a Per Capita Income of approximately $38,519. The MSA includes significant employment in the following sectors: agriculture; state and local government; and trade, transportation and utilities. Unemployment currently stands at 7.9%.

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

Employees

At December 31, 2019, the Company employed 365 full time equivalent employees. The Company believes that its employee relations are satisfactory.

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

President Trump recently signed the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Economic Growth Act’s highlights include improving consumer access to mortgage credit that, among other things, (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans; (ii) not require appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempt banks and credit unions that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s (“HMDA”) expanded data disclosures (the provision would not apply to nonbanks and would not exempt institutions from HMDA reporting altogether); (iv) amend the SAFE Mortgage Licensing Act by providing registered mortgage loan originators in good standing with 120 days of transitional authority to originate loans when moving from a federal depository institution to a non-depository institution or across state lines; (v) require the CFPB to clarify how TRID applies to mortgage assumption transactions and construction-to-permanent home loans as well as outline certain liabilities related to model disclosure use, and (vi) provide that federal banking regulators may not impose higher capital standards on High Volatility Commercial Real Estate exposures unless they are for acquisition, development or construction (“ADC”), and clarifies ADC status. In addition, the Economic Growth Act’s highlights also include regulatory relief for certain institutions, whereby among other things, it simplifies capital calculations by requiring regulators to adopt a threshold for a community bank leverage ratio of between 8% to 10%. Institutions under $10 billion in assets that meet such community bank leverage ratio will automatically be deemed to be well-capitalized, although regulators retain the flexibility to determine that a depository institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile, and exempts community banks from Section 13 of the Bank Holding Company Act if they have less than $10 billion in total consolidated assets; and exempts banks with less than $10 billion in assets, and total trading assets and liabilities not exceeding more than five percent of their total assets, from the Volcker Rule restrictions on trading with their own capital. The Economic Growth Act also adds certain protections for consumers, including veterans and active duty military personnel, expanded credit freezes and creation of an identity theft protection database. The Economic Growth Act also makes changes for bank holding companies, as it raises the threshold for automatic designation as a systemically important financial institution from $50 billion to $250 billion in assets, subjects banks with $100 billion to $250 billion in total assets to periodic stress tests, exempts from stress test requirements entirely banks with under $100 billion in assets, and requires the federal banking regulators to, within 180 days of passage, raise the asset threshold under the Small Bank Holding Company Policy Statement from $1 billion to $3 billion. The Economic Growth Act also adds certain protections for student borrowers.

On June 17, 2019, the federal bank regulatory agencies jointly issued a final rule to streamline regulatory reporting requirements and committed to further review of reporting burdens for smaller institutions. The rule permits insured depository institutions with total assets of less than $5 billion that do not engage in certain complex or international activities to file the most streamlined version of the call report, the FFIEC 051 Call Report. This streamlined reporting reduces the data items required to be reported in the first and third quarters by approximately 37% and became effective July 22, 2019. The Bank elected not to adopt the new streamlined version FFIEC 051 Call Report.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. In addition, the Economic Growth Act modifies several provisions in the Dodd-Frank Act, but are subject to implementing regulations. Although the reforms primarily target systemically important financial service providers (which the Bank is not), the Dodd-Frank Act’s influence has and is expected to continue to filter down in varying degrees to smaller institutions over time. We will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that (i) mortgage servicing rights, (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and were phased-in over a four-year period ended on January 1, 2019 (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income or loss items are not excluded for the purposes of determining regulatory capital ratios; however, non-advanced approaches banking organizations (i.e., banking organizations with less than $250 billion in total consolidated assets or with less than $10 billion of on-balance sheet foreign exposures), including the Company and the Bank, may make a one-time permanent election to exclude these items. The Company and the Bank made this election in the first quarter of 2015’s call reports in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its available-for-sale investment securities portfolio.

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

As of December 31, 2019, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis.

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

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2019, we met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

The Community Bank Leverage Ratio
On November 4, 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio (“CBLR”) framework, for qualifying community banking organizations consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The final rule is effective on January 1, 2020.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations. Such a community banking organization would not be subject to other risk-based and leverage capital requirements (including the Basel III and Basel IV requirements). The CBLR is determined by dividing a financial institution’s tangible equity capital by its average total consolidated assets. The rule describes what is included in tangible equity capital and average total consolidated assets. The CBLR framework will be available for banks to use in their March 31, 2020, call report. A CBLR bank that ceases to meet any of the qualifying criteria in a future period but maintains a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or to otherwise comply with the generally applicable capital requirements. Further, a CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable capital requirements. The Company and Bank do not intend to opt into the CBLR framework at this time.

Anti-Money Laundering and Office of Foreign Assets Control Regulation
Title III of the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $38.4 million at December 31, 2019. During 2019, the Bank paid $13.2 million in dividends to the Company.

The FDIC and the DBO also have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC or the DBO could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the FRB and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends that the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The DBO may impose similar limitations on the Bank. See “Prompt Corrective Action” and “Capital Standards” for a discussion of these additional restrictions on capital distributions.

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

California law also imposes certain restrictions with respect to transactions with affiliates. Additionally, limitations involving the transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See “Prompt Corrective Action.”

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

Deposit Insurance
As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The premiums fund the Deposit Insurance Fund (“DIF”). The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. Effective July 1, 2016, the FDIC changed the deposit insurance assessment system for banks, such as the Bank, with less than $10 billion in assets that have been federally insured for at least five years. Among other changes, the FDIC eliminated risk categories for such banks and now uses the “financial ratios method” to determine assessment rates for all such banks. Under the financial ratios method, the FDIC determines assessment rates based on a combination of financial data and supervisory ratings that estimate a bank’s probability of failure within three years. The assessment rate determined by considering such information is then applied to the amount of the institution’s average assets minus average tangible equity to determine the institution’s insurance premium.

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

The Bank’s FDIC premiums were $624,000 in 2019 and $912,000 in 2018. Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

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

A bank’s compliance with the Community Reinvestment Act is assessed using an evaluation system, which bases CRA ratings on an institution’s lending, service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank’s latest CRA examination was completed by the Federal Deposit Insurance Corporation in May 2019 and the Bank received an overall Outstanding rating in complying with its CRA obligations.

On December 12, 2019, the FDIC and the OCC announced a proposal to modernize the agencies’ regulations under the CRA that have not been substantively updated for nearly 25 years. The proposal will clarify what qualifies for credit under the CRA, enabling banks and their partners to better implement reinvestment and other activities that can benefit communities. The agencies will also create an additional definition of “assessment areas” tied to where deposits are located, in part to address changes that have occurred due to the rise in digital banking, ensuring that banks continue to provide loans and other services to low- and moderate-income persons in those areas.

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

Risks Associated With Our Business

Economic Conditions Nationally And In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses - The national economy and the economy of other portions of California have, for the most part, experienced solid improvements since the recession of 2007-2012. However, the economy of the Central Valley of California, which remains the Company’s primary market area, despite having improved, continues to experience challenges. This is reflected in:

•
continuing public sector financial stress, both at the local and statewide level. See “Item 1. Business – Service Area.” For example, the State of California, a large employer in one of the Company’s market territories, continues to experience financial challenges, particularly relating to the funding of pension and other financial commitments made to retired employees; and

•	levels of unemployment that remain above statewide and nationwide averages and home prices that have improved but remain below peak levels in many market segments.

Although we have initiated efforts to broaden our geographic footprint to include Contra Costa, Solano and Napa counties, our retail and commercial banking operations remain primarily concentrated in Sacramento, San Joaquin, Stanislaus and Merced counties. See “Item 1. Business – Service Area.” As a result of this geographic concentration, our results of operations depend largely upon economic conditions in these areas. Whereas much of this area has improved, real estate values remain below peak prices and unemployment remains above most other areas in the state and country. As a result, risk still remains from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans or leases. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan & lease performance and diversifying our credit portfolio. These policies and procedures; however, may not prevent unexpected losses that could materially and adversely affect our results of operations in general and the market value of our stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2020 and Beyond.”

Additionally, despite the stability of our earnings over the last several years, economic uncertainties could return and the full extent of the repercussions on our local economies in general and our business in particular are still not fully known at this time. Such events may have a negative effect on: (i) our ability to service our existing customers and attract new customers; (ii) the ability of our borrowers to operate their business as successfully as in the past; (iii) the financial security and net worth of our customers; and (iv) the ability of our customers to repay their loans or leases with us in accordance with the terms thereof.

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

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update, Financial Instruments: Credit Losses (“CECL”), which establishes a new impairment framework also known as the “current expected credit loss model.” In contrast to the incurred loss model currently used by financial entities like us, the current expected credit loss model requires an allowance be recognized based on the expected credit losses (i.e. all contractual cash flows that the entity does not expect to collect from financial assets or commitments to extend credit). It requires the consideration of more forward-looking information than is permitted under current U.S. generally accepted accounting principles. In addition to relevant information about past events and current conditions, such as borrowers’ current creditworthiness, quantitative and qualitative factors specific to borrowers, and the economic environment in which the entity operates, the new model requires consideration of reasonable and supportable forecasts that affect the expected collectability of the financial assets’ remaining contractual cash flows, and evaluation of the forecasted direction of the economic cycle, as well as time value of money. This proposed impairment framework is expected to have wide reaching implications to financial institutions such as us. The CECL model will become effective for the Bank for fiscal year 2020. See Note 20, located in “Item 8. Financial Statements and Supplementary Data.”

We Are Dependent On Real Estate And Downturns In The Real Estate Market Could Hurt Our Business - A significant portion of our loan portfolio is dependent on real estate. See “Item 1. Business – Supervision and Regulation - Prompt Corrective Action.” At December 31, 2019, real estate served as the principal source of collateral with respect to approximately 70% of our loans outstanding. Stresses in economic conditions in our local markets or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

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

Our Business Is Subject To Interest Rate Risk And Changes In Interest Rates May Adversely Affect Our Performance And Financial Condition - Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans & leases, the credit profile of our borrowers, the rates received on loans & leases and securities and rates paid on deposits and borrowings. The difference between the rates received on loans & leases and securities and the rates paid on deposits and borrowings is known as the net interest margin. Although the FRB decreased short-term interest rates by .75% during 2019, the Company’s net interest margin improved slightly over the prior year. However, looking forward, if short-term rates continue to drop, when combined with aggressive competitor pricing strategies, particularly for deposits, our net interest margin could be adversely impacted in 2020.

Future levels of market interest rates could adversely affect our earnings. Our CRE and commercial loans carry interest rates that, in general, adjust in accordance with changes in the prime rate. We are also significantly affected by the level of loan & lease demand available in our market. The inability to make sufficient loans & leases directly affects the interest income we earn. Lower loan & lease demand will generally result in lower interest income realized as we place funds in lower yielding investments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2020 and Beyond.”

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

Our Financial Results Can Be Impacted By The Cyclicality and Seasonality Of Our Agricultural Business And The Risks Related Thereto - The Company has provided financing to agricultural customers in the Central Valley throughout its history. We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices, changing climatic conditions and the availability of seasonal labor, and manage these risks accordingly. The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry. Although the Company’s loan portfolio is believed to be well diversified, at various times during 2019 approximately 35% of the Company’s loan balances were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

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

Deposit Insurance Assessments Could Increase At Any Time, Which Will Adversely Affect Profits - FDIC deposit insurance expense for the years 2019, 2018, and 2017 was $624,000, $912,000, and $932,000, respectively. During 2016 the FDIC changed its methodology for calculating deposit premiums, See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” Any increases could have adverse effects on the operating expenses and results of operations of the Company.

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

The Value of Goodwill and Other Intangible Assets May Decline in the Future - As of December 31, 2019, we had goodwill totaling $11.2 million and a core deposit intangible asset totaling $4.6 million from business acquisitions. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2019, approximately $1.7 billion, or 51.6%, of our deposits consisted of interest-bearing demand deposits, savings and money market accounts. Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

In addition to well-known risks related to fraudulent activity, which take many forms, such as check “kiting” or fraud, wire fraud, and other dishonest acts, information security breaches and cyber-security related incidents have become a material risk in the financial services industry. For example, U.S. financial institutions have experienced significant distributed denial-of-service attacks, some of which involve sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks attempt to obtain unauthorized access to confidential information, steal money, or manipulate or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. Other threats of this type may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, “phishing,” account takeover, and malware or other cyber-attacks. To date, none of these types of attacks have had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients.

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

Risks Associated With Our Stock

Our Stock Trades Less Frequently Than Others - The Company’s common stock is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB”. Management is aware that there are private transactions in the Company’s common stock. However, the limited trading market for the Company’s common stock may make it difficult for stockholders to dispose of their shares.

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

Farmers & Merchants Bancorp and its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in twenty-nine branches in the Company’s service area. Of the twenty-nine branches, nineteen are owned and ten are leased. The expiration of these leases occurs between the years 2020 and 2028. See Note 19, located in “Item 8. Financial Statements and Supplementary Data.”

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

The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB”. Additionally, management is aware that there are private transactions in the Company’s common stock.

The following tables summarize the actual high, low, and close sale prices for the Company’s common stock since the first quarter of 2018. These figures are based on activity posted on the OTCQX and on private transactions between individual stockholders that are reported to the Company. Since there is limited trading in our stock, (See “Item 1A. Risk Factors – Risks Associated With Our Stock”) the “Close” sale prices represent the volume weighted average close prices for the last month of the quarter.

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2019	Fourth quarter	$804	$755	$768	$7.50
	Third quarter	850	757	780	-
	Second quarter	950	700	795	7.05
	First quarter	788	695	725	-

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2018	Fourth quarter	$725	$665	$700	$7.00
	Third quarter	735	650	719	-
	Second quarter	727	650	712	6.90
	First quarter	679	641	645	-

As of January 31, 2020, there were approximately 1,650 stockholders of record of the Company’s common stock. However, since approximately 30% of our common stock shares are held by brokers on behalf of stockholders, we are unable to determine the exact total number of stockholders.

The Company and, before the Company was formed, the Bank, has paid cash dividends for the past 85 consecutive years. There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our 2003 subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank. See “Item 1. Business – Supervision and Regulation.”

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

There were no stock repurchases in 2019 or 2018 under the Stock Repurchase Plan. However, in the third quarter of 2018 the Company did repurchase $31.2 million of shares, at $700 per share, in a single transaction from the estate of a large shareholder. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

On May 24, 2018, stockholders approved a proposal to increase our authorized shares of common stock from 7,500,000 to 40,000,000. In approving this proposal the stockholders also granted the Board discretionary authority (i.e., without further stockholder action) to determine whether to delay the proposed amendment. The Company has no immediate plans to effect the increase in the authorized shares of common stock.

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

During 2019, the Company issued a combined total 9,312 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. All of the shares were issued at prices ranging from $715.00 to $770.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital. See Note 13, located in “Item 8. Financial Statements and Supplementary Data.”

During 2018, the Company issued a combined total 13,520 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. There were also 2,400 shares issued to individuals during the third quarter of 2018. All of the shares were issued at prices ranging from $635.00 to $690.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

Performance Graphs

The following graph compares the Company’s cumulative total stockholder return on common stock from December 31, 2014 to December 31, 2019 to that of: (i) the Morningstar Banks Index - Regional (US) Industry Group; and (ii) the cumulative total return of the New York Stock Exchange market index. The graph assumes an initial investment of $100 on December 31, 2014 and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTCQX and on private transactions between individual stockholders that are reported to the Company. This data was furnished by Zacks SEC Compliance Services Group.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933.

Item 6.	Selected Financial Data

Farmers & Merchants Bancorp
Five Year Financial Summary of Operations
(in thousands except per share data)

Summary of Income:	2019	2018	2017	2016	2015
Total Interest Income	$153,708	$133,453	$114,612	$99,266	$90,075
Total Interest Expense	13,194	7,950	6,289	4,196	3,325
Net Interest Income	140,514	125,503	108,323	95,070	86,750
Provision for Credit Losses	200	5,533	2,850	6,335	750
Net Interest Income After Provision for Credit Losses	140,314	119,970	105,473	88,735	86,000
Total Non-Interest Income	17,241	15,219	16,762	15,257	14,575
Total Non-Interest Expense	82,242	75,459	67,754	58,172	56,259
Income Before Income Taxes	75,313	59,730	54,481	45,820	44,316
Provision for Income Taxes	19,277	14,203	26,111	16,097	16,924
Net Income	$56,036	$45,527	$28,370	$29,723	$27,392
Balance Sheet Data:
Total Assets	$3,721,830	$3,434,243	$3,075,452	$2,922,121	$2,615,345
Loans & Leases	2,673,027	2,571,241	2,215,295	2,177,601	1,996,359
Allowance for Credit Losses	55,012	55,266	50,342	47,919	41,523
Investment Securities	570,727	548,962	536,056	506,372	430,533
Goodwill	11,183	11,183	-	-	-
Core Deposit Intangible	4,640	5,278	836	946	-
Deposits	3,278,019	3,062,832	2,723,228	2,581,711	2,277,532
Shareholders’ Equity	369,296	311,215	299,660	279,981	251,835

Selected Ratios:
Return on Average Assets	1.61%	1.45%	0.94%	1.12%	1.12%
Return on Average Equity	16.77%	14.80%	9.66%	11.17%	11.21%
Dividend Payout Ratio	20.02%	24.49%	38.71%	35.25%	37.08%
Average Loans & Leases to Average Deposits	84.38%	84.36%	82.18%	88.63%	84.44%
Average Equity to Average Assets	9.61%	9.66%	9.77%	10.05%	10.02%
Period-end Shareholders’ Equity to Total Assets	9.92%	9.06%	9.74%	9.58%	9.63%

Basic and Diluted Per Share Data:
Earnings (1)	$71.18	$56.82	$35.03	$37.44	$34.82
Cash Dividends Per Share	$14.20	$13.90	$13.55	$13.10	$12.90
Book Value Per Share at Year End (2)	$465.68	$397.10	$368.90	$346.80	$318.46

(1)	Based on the weighted average number of shares outstanding of 787,227, 801,229, 809,834, 793,970, and 786,582 for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively.
(2)	Based on the year-end number of shares outstanding of 793,033, 783,721, 812,304, 807,329, and 790,787 for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Five-Year Period: 2015 through 2019
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

(in thousands, except per share data)
Financial Performance Indicator	2019	2018	2017	2016	2015

Pre Tax Income	$75,313	$59,730	$54,481	$45,820	$44,316
Income Tax Expense	19,277	14,203	26,111	16,097	16,924
Effect of Income Tax Rate Change
DTA Re-measurement	-	-	(6,300)	-	-
Adjusted Income Tax Expense	19,277	14,203	19,811	16,097	16,924
Non-GAAP Adjusted Net Income	56,036	45,527	34,670	29,723	27,392
Effect of Income Tax Rate Change
DTA Re-measurement	-	-	(6,300)	-	-
Net Income (See Note 1)	$56,036	$45,527	$28,370	$29,723	$27,392
Total Assets	3,721,830	3,434,243	3,075,452	2,922,121	2,615,345
Total Loans & Leases	2,673,027	2,571,241	2,215,295	2,177,601	1,996,359
Total Deposits	3,278,019	3,062,832	2,723,228	2,581,711	2,277,532
Total Shareholders’ Equity	369,296	311,215	299,660	279,981	251,835
Total Risk-Based Capital Ratio	12.40%	11.40%	13.07%	12.80%	12.23%
Non-Performing Loans as a % of Total Loans	0.00%	0.00%	0.00%	0.14%	0.11%
Substandard Loans as a % of Total Loans	0.61%	0.57%	0.40%	0.29%	0.31%
Net Charge-Offs (Recoveries) to Average Loans	0.20%	0.03%	0.02%	0.00%	(0.30%)
Loan Loss Allowance as a % of Total Loans	2.05%	2.14%	2.27%	2.19%	2.07%
Return on Average Assets	1.61%	1.45%	0.94%	1.12%	1.12%
Adjusted Return on Average Assets	1.61%	1.45%	1.15%	1.12%	1.12%
Return on Average Equity	16.77%	14.80%	9.66%	11.17%	11.21%
Adjusted Return on Average Equity	16.77%	14.80%	11.79%	11.17%	11.21%
Earnings Per Share	71.18	56.82	35.03	37.44	34.82
Adjusted Earnings Per Share	71.18	56.82	42.81	37.44	34.82
Cash Dividends Per Share	14.20	13.90	13.55	13.10	12.90
Cash Dividends Declared	11,221	11,151	10,982	10,478	10,157

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

Management believes that the Company’s performance compared very favorably to its peer banks during the five-year period ended December 31, 2019:

•	Net income over the five-year period totaled $187 million.

•	Return on Average Assets averaged 1.25% over the five-year period.

•	Total assets increased 57.7% from $2.4 billion at December 31, 2014 to $3.7 billion at December 31, 2019.

•	Total loans & leases increased 56.1% from $1.7 billion at December 31, 2014 to $2.7 billion at December 31, 2019.

•	Total deposits increased 58.8% from $2.1 billion at December 31, 2014 to $3.3 billion at December 31, 2019.

More recently:

•	In 2019, the Company earned $56.0 million for a return on average assets of 1.61%.

•	In 2019, the Company increased its cash dividend per share by 2.2% over 2018 levels, and our strong financial performance has allowed us to increase dividends every year during this five-year period.

•
The Company’s total risk based capital ratio was 12.40% at December 31, 2019, and the Bank achieved the highest regulatory classification of “well capitalized” in each of the previous five years. See “Financial Condition – Capital.”

•
The Company continued to diversify its geographic footprint by acquiring (1) Delta National Bancorp with branches in Turlock, Manteca and Riverbank; and (2) Bank of Rio Vista with branches in Rio Vista and Walnut Grove.

•
The Company’s asset quality remains very strong at the present time, when measured by: (1) net charge-offs at 0.20% of average loans & leases during 2019; (2) no non-accrual loans at December 31, 2019; and (3) substandard loans & leases totaling 0.61% of total loans & leases at December 31, 2019. See “Results of Operations – Provision and Allowance for Credit Losses” and “Financial Condition – Classified Loans & Leases and Non-Performing Assets.”

Because of our strong earnings performance, capital position, and asset quality, stockholders have benefited from the fact that cash dividends per share have increased 11.8% since 2014, and totaled $67.65 per share over the five-year period. The 2019 dividend of $14.20 per share represents a 1.81% yield based upon the December 31, 2019 closing stock price of $768 per share (See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”).

Looking Forward: 2020 and Beyond
In management’s opinion, the following key issues will continue to influence the financial results of the Company in 2020 and future years:

•
The Company’s earnings are heavily dependent on its net interest margin, which is sensitive to such factors as: (1) market interest rates; (2) the mix of our earning assets and interest-bearing liabilities; and (3) competitor pricing strategies.

-
Between December 2015 and December 2018, the FRB increased short-term market rates by 2.25%. However, beginning in August 2019 the FRB then dropped rates by .75%. Although short-term rates may continue to drop in 2020, Management does not expect them to change significantly.

-
Loans & Leases increased $1.0 billion, or 56.1% over the past five years, partially as a result of our expansion into Walnut Creek, Concord, Napa and equipment leasing, as well as our acquisitions of Delta Bank and Bank of Rio Vista. However, we still face a very competitive business environment, and no assurances can be given that this recent growth in the loan & lease portfolio will continue.

-	Aggressive competitor pricing for loans, leases and deposits continues to require the Company to respond in order to retain key customers.

As a result of increases in short-term market interest rates, which began in 2015, the Company’s net interest margin increased from 3.87% for the year ended December 31, 2015 to 4.34% for the year ended December 31, 2019. However, because of the decreases in short-term rates that began in August 2019, Management believes that the net interest margin will be lower in 2020. Additionally, competitor pricing pressures may adversely affect the net interest margin in 2020. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

•
The Company’s results are impacted by changes in the credit quality of its borrowers. Substandard loans & leases totaled $16.2 million or 0.61% of total loans & leases at December 31, 2019 vs. $15.1 million or 0.59% of total loans & leases at December 31, 2018. Management believes, based on information currently available, that these levels are adequately covered by the Company’s $55.0 million allowance for credit losses as of December 31, 2019. See “Results of Operations - Provision and Allowance for Credit Losses” and “Financial Condition – Classified Loans & Leases and Non-Performing Assets.” The Company’s provision for credit losses was $200,000 in 2019, compared to $5.5 million in 2018 and $2.9 million in 2017. See “Item 1A. Risk Factors.”

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

•
The Company has (i) expanded its geographic footprint through denovo branch expansion in Walnut Creek, Napa, Lockeford and Concord, CA and through acquisition in Manteca, Riverbank, Rio Vista, and Walnut Grove, CA and (ii) established equipment leasing as a new line of business. Although Management believes that these initiatives will result in increased asset growth and earnings, along with reduced concentration risks, the start-up costs related to staff and facilities are significant and will take time to recoup.

•
The Company benefited significantly in 2018 and 2019, and should continue to benefit in future years, from the reduction of the federal corporate tax rate from 35% to 21% pursuant to the recently enacted Tax Cuts and Jobs Act.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ performance during each of the years in the three-year period ended December 31, 2019 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying consolidated financial statements.

Impact of Bank of Rio Vista Acquisition on Results of Operations
On October 10, 2018, Farmers & Merchants Bancorp completed the acquisition of Bank of Rio Vista. Since the acquisition took place late in the year, and Bank of Rio Vista had only $217.5 million in assets (less than 6% of Farmers & Merchants Bancorp’s total assets), the impact on the Company’s 2018 Results of Operations was limited with the exception of legal fees, contract termination costs and systems conversion costs that were booked as non-interest expense by the Company in 2018. The gross amount of such expenses were $2.93 million.

Net Interest Income/Net Interest Margin
The tables on the following pages reflect the Company’s average balance sheets and volume and rate analysis for the years ended 2019, 2018 and 2017. Average balance amounts for assets and liabilities are the computed average of daily balances.

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

The Company’s earning assets and interest bearing liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2019
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$232,623	$4,909	2.11%
Investment Securities:
U.S. Treasuries	27,096	537	1.98%
U.S. Govt SBA	13,372	329	2.46%
Government Agency & Government-Sponsored Entities	2,108	62	2.94%
Municipals - Taxable	6,545	344	5.26%
Obligations of States and Political Subdivisions - Non-Taxable	51,872	2,079	4.01%
Mortgage Backed Securities	321,240	8,466	2.64%
Other	4,850	173	3.57%
Total Investment Securities	427,083	11,990	2.81%

Loans & Leases:
Real Estate	1,736,406	93,227	5.37%
Home Equity Lines and Loans	90,423	2,316	2.56%
Agricultural	275,472	15,423	5.60%
Commercial	364,676	19,335	5.30%
Consumer	16,634	1,194	7.18%
Other	1,051	24	2.28%
Leases	104,896	5,718	5.45%
Total Loans & Leases	2,589,558	137,237	5.30%
Total Earning Assets	3,249,264	$154,136	4.74%

Unrealized Gain on Securities Available-for-Sale	938
Allowance for Credit Losses	(55,165)
Cash and Due From Banks	56,855
All Other Assets	225,565
Total Assets	$3,477,457

Liabilities & Shareholders’ Equity
Interest Bearing Deposits:
Interest Bearing DDA	$668,818	$2,360	0.35%
Savings and Money Market	930,390	3,340	0.36%
Time Deposits	519,848	6,940	1.34%
Total Interest Bearing Deposits	2,119,056	12,640	0.60%
Federal Home Loan Bank Advances	1	-	0.00%
Subordinated Debt	10,310	554	5.37%
Total Interest Bearing Liabilities	2,129,367	$13,194	0.62%
Interest Rate Spread			4.12%
Demand Deposits	949,695
All Other Liabilities	64,274
Total Liabilities	3,143,336
Shareholders’ Equity	334,121
Total Liabilities & Shareholders’ Equity	$3,477,457
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.21%
Net Interest Income and Margin on Total Earning Assets		140,942	4.34%
Tax Equivalent Adjustment		(428)
Net Interest Income		$140,514	4.32%

Notes:  Yields on municipal securities have been calculated on a fully taxable equivalent basis.  Loan interest income includes fee income and unearned discount in the amount of $5.8 million for the year ended December 31, 2019. Non-accrual loans and lease financing receivables have been included in the average balances. Yields on securities available-for-sale are based on historical cost.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2018
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$147,700	$2,755	1.87%
Investment Securities:
U.S. Treasuries	64,630	939	1.45%
U.S. Govt SBA	22,537	445	1.97%
Government Agency & Government-Sponsored Entities	3,057	88	2.88%
Municipals - Taxable	665	5	0.75%
Obligations of States and Political Subdivisions - Non-Taxable	53,143	2,024	3.81%
Mortgage Backed Securities	314,937	7,682	2.44%
Other	3,707	98	2.64%
Total Investment Securities	462,676	11,281	2.44%

Loans & Leases
Real Estate	1,642,005	83,131	5.06%
Home Equity Lines and Loans	37,086	2,041	5.50%
Agricultural	273,178	14,067	5.15%
Commercial	291,209	15,158	5.21%
Consumer	9,014	503	5.58%
Other	1,356	31	2.29%
Leases	95,968	4,906	5.11%
Total Loans & Leases	2,349,816	119,837	5.10%
Total Earning Assets	2,960,192	$133,873	4.52%

Unrealized Loss on Securities Available-for-Sale	(8,151)
Allowance for Credit Losses	(52,012)
Cash and Due From Banks	49,292
All Other Assets	199,526
Total Assets	$3,148,847

Liabilities & Shareholders’ Equity
Interest Bearing Deposits
Interest Bearing DDA	$618,674	$1,683	0.27%
Savings and Money Market	844,729	1,798	0.21%
Time Deposits	476,756	3,944	0.83%
Total Interest Bearing Deposits	1,940,159	7,425	0.38%
Federal Home Loan Bank Advances	36	1	2.78%
Subordinated Debt	10,310	524	5.08%
Total Interest Bearing Liabilities	1,950,505	$7,950	0.41%
Interest Rate Spread			4.11%
Demand Deposits	845,165
All Other Liabilities	45,516
Total Liabilities	2,841,186
Shareholders’ Equity	307,661
Total Liabilities & Shareholders’ Equity	$3,148,847
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.14%
Net Interest Income and Margin on Total Earning Assets		125,923	4.25%
Tax Equivalent Adjustment		(420)
Net Interest Income		$125,503	4.24%

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

Loans & Leases:
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
Interest Bearing Deposits:
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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	2019 versus 2018 Amount of Increase (Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$1,753	$401	$2,154
Investment Securities:
U.S. Treasuries	(1,078)	676	(402)
U.S. Govt SBA	(294)	178	(116)
Government Agency & Government-Sponsored Entities	(28)	2	(26)
Municipals - Taxable	306	33	339
Obligations of States and Political Subdivisions - Non-Taxable	(66)	121	55
Mortgage Backed Securities	156	628	784
Other	35	41	76
Total Investment Securities	(969)	1,679	710

Loans & Leases:
Real Estate	4,920	5,176	10,096
Home Equity Lines and Loans	438	(163)	275
Agricultural	119	1,237	1,356
Commercial	3,890	287	4,177
Consumer	516	175	691
Other	(7)	-	(7)
Leases	474	337	811
Total Loans & Leases	10,350	7,049	17,399
Total Earning Assets	11,134	9,129	20,263

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	145	532	677
Savings and Money Market	198	1,344	1,542
Time Deposits	384	2,612	2,996
Total Interest Bearing Deposits	727	4,488	5,215
Other Borrowed Funds	(1)	-	(1)
Subordinated Debt	-	30	30
Total Interest Bearing Liabilities	726	4,518	5,244
Total Change	$10,408	$4,611	$15,019

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

2019 Compared to 2018
Net interest income increased 12.0% to $140.5 million during 2019. On a fully tax equivalent basis, net interest income increased 12.0% and totaled $141.0 million during 2019 compared to $125.9 million for 2018. As more fully discussed below, the increase in net interest income was due primarily to a $289.1 million increase in average earning assets, and a 9 basis point increase in the net interest margin.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2019, the Company’s net interest margin was 4.34% compared to 4.25% in 2018 This increase in net interest margin was due primarily to an increase of 0.22% in the yield received on earning assets, offset somewhat by a 0.21% increase in the rates paid on interest bearing liabilities.

Average loans & leases totaled $2.6 billion for the year ended December 31, 2019; an increase of $239.7 million compared to the year ended December 31, 2018. Loans & leases increased from 79.4% of average earning assets during 2018 to 79.7% in 2019. The year-to-date yield on the loan & lease portfolio increased to 5.30% for the year ended December 31, 2019, compared to 5.10% for the year ended December 31, 2018. This higher yield combined with the impact of increased average loan & lease balances resulted in interest revenue from loans & leases increasing 14.5% to $137.2 million for 2019. The Company continues to experience aggressive competitor pricing for loans & leases to which it may need to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

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

Average investment securities decreased $35.6 million in 2019 compared to the average balance during 2018. The average yield, on a tax equivalent basis, in the investment portfolio was 2.81% in 2019 compared to 2.44% in 2018. This overall increase in yield was caused primarily by an increase in the mix of mortgage-backed securities as a percentage of total securities and an increase in market interest rates. As a result of the combined impact of these mix, balance and yield changes, tax equivalent interest income on securities increased slightly by $710,000 to $12.0 million for the year ended December 31, 2019, compared to $11.3 million for the year ended December 31, 2018. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2019. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest-bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which decreased to 1.55% in December 2019. Average interest-bearing deposits with banks for the year ended December 31, 2019, was $232.6 million, a increase of $84.9 million compared to the average balance for the year ended December 31, 2018. Interest income on interest-bearing deposits with banks for the year ended December 31, 2019, increased $2.2 million to $4.9 million from the year ended December 31, 2018.

Average interest-bearing liabilities increased $178.9 million or 9.2% during the year ended December 31, 2019 compared to the average balance during 2018. Of that increase: (1) interest-bearing transaction deposits increased $50.1 million; (2) savings and money market deposits increased $85.7 million; and (3) time deposits increased $43.1 million. See “Financial Condition – Deposits” for a discussion of trends in the Company’s deposit base. Total interest expense on deposits was $12.6 million for 2019 and $7.4 million for 2018. As a result of increasing short-term market interest rates and competition, the average rate paid on interest-bearing deposits was 0.60% in 2019 and 0.38% in 2018. See “Overview – Looking Forward: 2020 and Beyond” for a discussion of factors influencing the Company’s future deposit rates and their impact on net interest margin.

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

The Central Valley of California was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has improved throughout the Central Valley, in many of the Company’s market segments housing prices remain below peak levels and unemployment rates remain above those in other areas of the state and country. While, in management’s opinion, the Company’s levels of net charge-offs and non-performing assets as of December 31, 2019, compare very favorably to our peers at the present time, carefully managing credit risk remains a key focus of the Company.

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

The provision for credit losses totaled $200,000 in 2019 compared to $5.5 million in 2018. Net charge offs during 2019 were $454,000 compared to net charge offs of $609,000 during 2018 and net charge offs of $427,000 in 2017. The allowance for credit losses as a percentage of total loans and leases declined slightly in 2019 from 2.14% to 2.05%. The Company determined that additional provisions in 2019 were not warranted given the continued strong credit quality of the overall loan portfolio at December 31, 2019. See “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk.”

The following table summarizes the activity and the allocation of the allowance for credit losses for the years indicated. (in thousands)

	2019	2018	2017	2016	2015
Allowance for Credit Losses Beginning of Year	$55,266	$50,342	$47,919	$41,523	$35,401
Provision Charged to Expense	200	5,533	2,850	6,335	750
Charge-Offs:
Commercial Real Estate	592	-	109	-	-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	31	53	21	-
Home Equity Lines and Loans	-	8	3	46	-
Agricultural	-	-	374	-	-
Commercial	-	613	-	-	12
Consumer & Other	83	115	146	105	84
Total Charge-Offs	675	767	685	172	96
Recoveries:
Commercial Real Estate	90	2	109	2	2,939
Agricultural Real Estate	38	-	-	-	-
Real Estate Construction	-	-	-	-	2,225
Residential 1st Mortgages	13	15	40	26	8
Home Equity Lines and Loans	28	6	8	103	87
Agricultural	-	61	17	-	4
Commercial	-	20	8	47	136
Consumer & Other	52	54	76	55	69
Total Recoveries	221	158	258	233	5,468
Net (Charge-Offs) Recoveries	(454)	(609)	(427)	61	5,372
Total Allowance for Credit Losses, End of Year	$55,012	$55,266	$50,342	$47,919	$41,523
Ratios:
Allowance for Credit Losses to:
Total Loans & Leases at Year End	2.05%	2.14%	2.27%	2.19%	2.07%
Average Loans & Leases	2.12%	2.35%	2.31%	2.34%	2.30%
Consolidated Net (Charge-Offs) Recoveries to:
Total Loans & Leases at Year End	(0.02%)	(0.02%)	(0.02%)	0.00%	0.27%
Average Loans & Leases	(0.02%)	(0.03%)	(0.02%)	0.00%	0.30%

The table below breaks out year-to-date activity by portfolio segment (in thousands):

December 31, 2019	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2019	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Charge-Offs	-	-	-	-	-	-	(592)	(83)	-	-	(675)
Recoveries	-	38	-	13	28	-	90	52	-	-	221
Provision	(556)	998	700	(38)	(114)	(166)	312	(7)	(860)	(69)	200
Ending Balance- December 31, 2019	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012

Overall, the Allowance for Credit Losses as of December 31, 2019 decreased $254,000 from December 31, 2018. In 2019 there were no significant credit quality events or other impacts that caused changes in the allowance allocated to individual categories of loans.

	Allowance Allocation at December 31,
(in thousands)	2019 Amount	Percent of Loans in Each Category to Total Loans	2018 Amount	Percent of Loans in Each Category to Total Loans	2017 Amount	Percent of Loans in Each Category to Total Loans	2016 Amount	Percent of Loans in Each Category to Total Loans	2015 Amount	Percent of Loans in Each Category to Total Loans
Commercial Real Estate	$11,053	31.6%	$11,609	32.4%	$10,922	31.1%	$11,110	30.9%	$10,063	30.4%
Agricultural Real Estate	15,128	23.3%	14,092	22.7%	12,085	22.5%	9,450	21.4%	6,881	21.2%
Real Estate Construction	1,949	4.3%	1,249	3.8%	1,846	4.5%	3,223	8.1%	2,485	7.6%
Residential 1st Mortgages	855	9.5%	880	10.1%	815	11.7%	865	11.1%	789	10.3%
Home Equity Lines and Loans	2,675	1.5%	2,761	1.6%	2,324	1.6%	2,140	1.4%	2,146	1.7%
Agricultural	8,076	10.9%	8,242	11.3%	8,159	12.3%	7,381	13.5%	6,308	14.7%
Commercial	11,466	14.4%	11,656	13.3%	9,197	12.0%	8,515	10.0%	7,836	10.5%
Consumer & Other	456	0.6%	494	0.8%	209	0.3%	200	0.3%	175	0.3%
Leases	3,162	3.9%	4,022	4.0%	3,363	4.0%	3,586	3.3%	3,294	3.3%
Unallocated	192		261		1,422		1,449		1,546
Total	$55,012	100.0%	$55,266	100.0%	$50,342	100.0%	$47,919	100.0%	$41,523	100.0%

As of December 31, 2019, the allowance for credit losses was $55.0 million, which represented 2.05% of the total loan & lease balance. At December 31, 2018, the allowance for credit losses was $55.3 million or 2.14% of the total loan & lease balance. The allowance for credit losses as a percentage of total loans and leases declined slightly in 2019 from 2.14% to 2.05%. The Company determined that additional provisions in 2019 were not warranted given the continued strong credit quality of the overall loan portfolio at December 31, 2019. After reviewing all factors above, based upon information currently available, management concluded that the allowance for credit losses as of December 31, 2019, is adequate.

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plan investments; and (6) fees from other miscellaneous business services. See “Overview – Looking Forward: 2020 and Beyond.”

2019 Compared to 2018
Non‑interest income totaled $17.2 million for 2019, an increase of $2.0 million or 13.3% from non-interest income of $15.2 million for 2018.

Net (loss) gain on investment securities was a net gain of $1,000 in 2019 compared to a net loss of $1.3 million for 2018. See “Financial Condition-Investment Securities” for a discussion of the Company’s investment strategy.

Debit card and ATM fees totaled $5.1 million in 2019, an increase of 17.3% or $755,000 from $4.4 million in 2018. This was primarily due to increased numbers of cardholders and increased account activity.

Net gains on deferred compensation plan investments were $2.6 million in 2019 compared to net gains of $1.1 million in 2018. See Note 15, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Other non-interest income was $3.8 million, a decrease of $1.9 million or 33.2% from 2018. This decrease was primarily due to a $2.0 million decrease related to non-recurring income received in 2018 from: (1) the purchase of Bank of Rio Vista; and (2) the gain on sale of fixed assets.

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

Net gains on deferred compensation plan investments were $1.1 million in 2018 compared to net gains of $2.6 million in 2017. See Note 15, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

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

2019 Compared to 2018
Overall, non-interest expense totaled $82.2 million for 2019, an increase of $6.8 million or 9.0% from the year ended December 31, 2018.

Salaries and employee benefits increased $5.2 million or 10.3% in 2019, primarily related to: (1) new staff from the acquisition of the Bank of Rio Vista; (2) general salary increases; and (3) increased contributions to retirement and profit sharing plans.

Net gains on deferred compensation plan investments were $2.6 million in 2019 compared to net gains of $1.1 million in 2018. See Note 15, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

Occupancy expense in 2019 totaled $4.3 million, an increase of $390,000 or 10.0% from 2018 and equipment expense in 2019 totaled $4.9 million, an increase of $618,000 or 14.4% from 2018. Both of these increases were primarily related to operating expenses associated with remodeling existing branch offices and adding new branches.

Legal expenses increased $1.4 million from 2018 and totaled $2.3 million.

Other non-interest expense increased $862,000, or 8.6%, to $10.9 million in 2019 compared to $10.1 million in 2018.

The preceding increases in non-interest expense were offset somewhat by non-recurring expenses from the acquisition of Bank of Rio Vista that totaled $3.0 million in 2018.

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

Net gains on deferred compensation plan investments were $1.1 million in 2018 compared to net gains of $2.6 million in 2017. See Note 15, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

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

Income Taxes
The provision for income taxes increased $5.1 million for the year ended December 31, 2019. The Company’s effective tax rate for 2019 was 25.6% compared to 23.8% for the year ended December 2018. The Company’s effective tax rate fluctuates from year to year due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 32% due primarily to benefits regarding the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

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

The Company’s investment portfolio at December 31, 2019 was $567.6 million compared to $549.0 million at December 31, 2018, an increase of $18.7 million or 3.40%. The Company uses its investment portfolio to help balance its overall interest rate risk. Accordingly, when market rates are increasing it invests most of its funds in shorter term Treasury and Agency securities or shorter term (10, 15 and 20 year) mortgage backed securities. Conversely, when rates are falling, 30 year mortgage backed securities or longer term Treasury and Agency securities may be increased.

The Company’s total investment portfolio currently represents 15.3% of the Company’s total assets as compared to 16.0% at December 31, 2018.

As of December 31, 2019, the Company held $60.2 million of municipal investments, of which $29.8 million were bank-qualified municipal bonds, all classified as held-to-maturity (“HTM”). In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of December 31, 2019, all of the Company’s bank-qualified municipal bond portfolio was rated at either the issue or issuer level, and all of these ratings were “investment grade.” The Company monitors the status of all municipal investments, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted primarily of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $223.2 million at December 31, 2019 and $84.5 million at December 31, 2018.

The Company classifies its investments as held-to-maturity, trading, or available-for-sale (“AFS”). Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of December 31, 2019 and December 31, 2018, there were no securities in the trading portfolio. Securities classified as available-for-sale include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Investment Portfolio
The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
December 31: (in thousands)	2019		2018		2017
U.S. Treasury Notes	$54,995	$-	$164,514	$-	$144,164	$-
U.S. Government SBA	10,798	-	15,447	-	29,380	-
Government Agency & Government Sponsored Entities	-	-	3,039	-	3,128	-
Obligations of States and Political Subdivisions	-	60,229	-	53,566	-	54,460
Mortgage Backed Securities	441,078	-	307,045	-	301,914	-
Other	515	-	5,351	-	3,010	-
Total Book Value	$507,386	$60,229	$495,396	$53,566	$481,596	$54,460
Fair Value	$507,386	$61,097	$495,396	$53,738	$481,596	$58,408

Analysis of Investment Securities Available-for-Sale
The following table is a summary of the relative maturities and yields of the Company’s investment securities Available-for-Sale as of December 31, 2019.

December 31, 2019 (in thousands)	Fair Value	Average Yield
U.S. Treasury
One year or less	$39,996	1.46%
After one year through five years	14,999	2.32%
Total U.S. Treasury Securities	54,995	1.70%
U.S. Government SBA
After one year through five years	393	3.19%
After five years through ten years	955	3.14%
After ten years	9,450	2.93%
Total U.S. Government Securities	10,798	2.96%
Other
One year or less	515	2.55%
Total Other Securities	515	2.55%
Mortgage Backed Securities	441,078	2.69%
Total Investment Securities Available-for-Sale	$507,386	2.59%

Note: The average yield for floating rate securities is calculated using the current stated yield.

Analysis of Investment Securities Held-to-Maturity
The following table is a summary of the relative maturities and yields of the Company’s investment securities Held-to-Maturity as of December 31, 2019. Non-taxable Obligations of States and Political Subdivisions have been calculated on a fully taxable equivalent basis.

December 31, 2019 (in thousands)	Book Value	Average Yield
Obligations of States and Political Subdivisions
One year or less	$2,446	4.76%
After one year through five years	5,902	5.39%
After five years through ten years	23,980	3.48%
After ten years	27,901	4.67%
Total Obligations of States and Political Subdivisions	60,229	4.27%
Total Investment Securities Held-to-Maturity	$60,229	4.27%

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

Overall, the Company’s loan & lease portfolio at December 31, 2019 totaled $2.7 billion, an increase of $101.8 million or 4.0% over December 31, 2018. This increase occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; and (2) expansion of our service area into the East Bay of San Francisco and Napa. No assurances can be made that this growth in the loan & lease portfolio will continue.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of December 31 of the years indicated.

	2019		2018		2017		2016		2015
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate	$846,486	31.6%	$834,476	32.4%	$691,639	31.1%	$674,445	30.9%	$609,602	30.4%
Agricultural Real Estate	625,767	23.3%	584,625	22.7%	499,231	22.5%	467,685	21.4%	424,034	21.2%
Real Estate Construction	115,644	4.3%	98,568	3.8%	100,206	4.5%	176,462	8.1%	151,974	7.6%
Residential 1st Mortgages	255,253	9.5%	259,736	10.1%	260,751	11.7%	242,247	11.1%	206,405	10.3%
Home Equity Lines and Loans	39,270	1.5%	40,789	1.6%	34,525	1.6%	31,625	1.4%	33,056	1.7%
Agricultural	292,904	10.9%	290,463	11.3%	273,582	12.3%	295,325	13.5%	293,966	14.7%
Commercial	384,795	14.4%	343,834	13.3%	265,703	12.0%	217,577	10.0%	210,804	10.5%
Consumer & Other	15,422	0.6%	19,412	0.8%	6,656	0.3%	6,913	0.3%	6,592	0.3%
Leases	104,470	3.9%	106,217	4.0%	88,957	4.0%	70,986	3.3%	65,054	3.3%
Total Gross Loans & Leases	2,680,011	100.0%	2,578,120	100.0%	2,221,250	100.0%	2,183,265	100.0%	2,001,487	100.0%
Less: Unearned Income	6,984		6,879		5,955		5,664		5,128
Subtotal	2,673,027		2,571,241		2,215,295		2,177,601		1,996,359
Less: Allowance for Credit Losses	55,012		55,266		50,342		47,919		41,523
Loans & Leases, Net	$2,618,015		$2,515,975		$2,164,953		$2,129,682		$1,954,836

There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company on December 31, 2019.

(in thousands)	One Year or Less	Over One Year to Five Years	Over Five Years	Total
Commercial Real Estate	$32,190	$253,749	$552,631	$838,570
Agricultural Real Estate	19,409	138,126	468,232	625,767
Real Estate Construction	80,236	30,585	4,823	115,644
Residential 1st Mortgages	303	6,843	248,107	255,253
Home Equity Lines and Loans	15	524	38,731	39,270
Agricultural	198,105	81,712	13,087	292,904
Commercial	179,223	151,414	54,158	384,795
Consumer & Other	643	7,370	7,409	15,422
Leases	450	58,647	46,305	105,402
Total	$510,574	$728,970	$1,433,483	$2,673,027
Rate Sensitivity:
Fixed Rate	$61,562	$391,130	$820,540	$1,273,232
Variable Rate	449,012	337,840	612,943	1,399,795
Total	$510,574	$728,970	$1,433,483	$2,673,027
Percent	19.10%	27.27%	53.63%	100.00%

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan & lease review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified” and these loans & leases receive increased management attention. As of December 31, 2019, classified loans & leases totaled $16.2 million compared to $15.1 million at December 31, 2018.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. There were no nonaccrual loans & leases at December 31, 2019 and 2018.

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

At December 31, 2019, restructured loans totaled $12.1 million all of which were performing and at December 31, 2018, restructured loans totaled $13.6 million all of which were performing.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate (“ORE”) or, if the collateral is personal property, the loan is classified as other assets on the Company’s financial statements.

The following table sets forth the amount of the Company’s non-performing loans & leases and ORE as of December 31 of the years indicated.

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Non-Accrual Loans & Leases
Commercial Real Estate	$-	$-	$-	$-	$19
Agricultural Real Estate	-	-	-	1,304	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	95	65
Home Equity Lines and Loans	-	-	-	-	538
Agricultural	-	-	-	243	-
Commercial	-	-	-	1,426	1,524
Consumer & Other	-	-	-	6	10
Total Non-Accrual Loans & Leases	-	-	-	3,074	2,156
Accruing Loans & Leases Past Due 90 Days or More
Commercial Real Estate	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer & Other	-	-	-	-	-
Total Accruing Loans & Leases Past Due 90 Days or More	-	-	-	-	-
Total Non-Performing Loans & Leases	$-	$-	$-	$3,074	$2,156
Other Real Estate Owned	$873	$873	$873	$3,745	$2,441
Total Non-Performing Assets	$873	$873	$873	$6,819	$4,597
Restructured Loans & Leases (Performing)	$12,105	$13,577	$6,301	$4,462	$4,953
Non-Performing Loans & Leases as a Percent of Total Loans & Leases	0.00%	0.00%	0.00%	0.14%	0.11%

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

The Company reported $873,000 of ORE at December 31, 2019, and at December 31, 2018. ORE at December 31, 2019 consisted of commercial land.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of December 31, 2019, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•
The Central Valley was one of the hardest hit areas in the country during the recession. In many areas, housing prices declined as much as 60% and unemployment reached 15% or more. Although the economy has strengthened throughout the Central Valley, in many of the Company’s market segments housing prices remain below peak levels and unemployment levels remain above those in other areas of the state and country.

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

•
The agricultural industry is facing challenges associated with: (1) weakness in export markets due to a stronger dollar and uncertainty in trade policies; (2) tight labor markets and higher wages due to legislative changes at the state and federal levels; and (3) proposed changes in immigration policy and the resulting impact on the labor pool.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The following table sets forth, by time remaining to maturity, the Company’s time deposits in amounts of $250,000 or more at December 31, 2019.

(in thousands)
Time Deposits of $250,000 or More
Three Months or Less	$123,582
Over Three Months Through Six Months	47,723
Over Six Months Through Twelve Months	66,022
Over Twelve Months	20,065
Total Time Deposits of $250,000 or More	$257,392

Refer to the Year-To-Date Average Balances and Rate Schedules located in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on separate deposit categories.

At December 31, 2019, deposits totaled $3.28 billion. This represents an increase of 7.0% or $215.2 million from December 31, 2018. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; and (2) the Company’s expansion of its service area into Walnut Creek, Concord and Napa. The company continues to experience significant competitive pressures on deposit rates. The Company remains selective in how they respond to competitor rates, which may impact future deposit growth.

Although total deposits have increased 7.0% since December 31, 2018, importantly, low cost transaction accounts have grown at a strong pace:

•	Demand and interest-bearing transaction accounts increased $96.0 million or 5.8% since December 31, 2018.
•	Savings and money market accounts have increased $91.3 million or 10.1% since December 31, 2018.
•	Time deposit accounts have increased $27.9 million or 5.7% since December 31, 2018.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Bank’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at December 31, 2019 or 2018. There were no Federal Funds purchased or advances from the FRB at December 31, 2019 or 2018.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10.0 million through the sale of subordinated debentures to an off-balance sheet trust and its sale of trust-preferred securities. See Note 12, located in “Item 8. Financial Statements and Supplementary Data.” Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital. These securities accrue interest at a variable rate based upon 3-month London InterBank Offered Rate (“LIBOR”) plus 2.85%. Interest rates reset quarterly (the next reset is March 17, 2020) and the rate was 4.75% as of December 31, 2019. The average rate paid for these securities was 5.37% in 2019 and 5.08% in 2018. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $369.3 million at December 31, 2019, and $311.2 million at the end of 2018.

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

The implementation of Basel III requirements increased the required capital levels that the Company and the Bank must maintain. The final rules included new minimum risk-based capital and leverage ratios which were phased in over time. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets (“RWA”); (ii) a Tier 1 capital ratio of 6% of RWA; (iii) a total capital ratio of 8% of RWA; and (iv) a Tier 1 leverage ratio of 4% of total assets. The final rules also established a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios, which resulted in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0% of RWA; (ii) a Tier 1 capital ratio of 8.5% of RWA; and (iii) a total capital ratio of 10.5% of RWA. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. The final rules also permit the Company’s subordinated debentures issued in 2003 to continue to be counted as Tier 1 capital.

The final rules became effective as applied to the Company and the Bank on January 1, 2015, with a phase in period through January 1, 2019. The Company believes that it is currently in compliance with all of these capital requirements and that they will not result in any restrictions on the Company’s business activity.

In addition, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. For further information on the Company’s and the Bank’s risk-based capital ratios, see Note 13, located in “Item 8. Financial Statements and Supplementary Data”. At this time, neither the Company nor the Bank intend to opt into the new CBLR framework.

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

There were no stock repurchases in 2019 or 2018 under the Common Stock Repurchase Plan.  However, in the third quarter of 2018 the Company did repurchase $31.2 million of shares, at $700 per share, in a single transaction from the estate of a large shareholder. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

During 2019, the Company issued a combined total 9,312 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. All of the shares were issued at prices ranging from $715.00 to $770.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital. See Note 13, located in “Item 8. Financial Statements and Supplementary Data.”

During 2018, the Company issued a combined total 13,520 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. There were also 2,400 shares issued to individuals during 2018. All of the shares were issued at prices ranging from $635.00 to $690.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

During 2017, the Company issued 4,975 shares of common stock, which were contributed to the Bank’s non-qualified deferred compensation retirement plans. The shares issued had prices ranging from $590 per share to $595 per share. These share prices were based upon valuations completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds from these issuances were contributed to the Bank as equity capital.

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

Fair Value - The Company discloses the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization. For additional information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” and Notes 16 and 17 located in “Item 8. Financial Statements and Supplementary Data.”

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

(in thousands)	December 31, 2019	December 31, 2018
Commitments to Extend Credit	$919,982	$828,539
Letters of Credit	20,346	19,108
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	1,513	-

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $315,000 at December 31, 2019 and 2018. We do not anticipate any material losses as a result of these transactions.

Aggregate Contractual Obligations and Commitments
The following table presents, as of December 31, 2019, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments. For further information on the nature of each obligation type, see applicable note disclosures located in “Item 8. Financial Statements and Supplementary Data.”

(in thousands)	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Long-Term Subordinated Debentures	10,310	-	-	-	10,310
Deferred Compensation (1)	66,672	1,235	1,234	617	63,586
Total	$76,982	$1,235	$1,234	$617	$73,896

(1) These amounts represent obligations to participants under the Company’s various non-qualified deferred compensation plans. All amounts have been fully funded in to a Rabbi Trust as of December 31, 2019. See Note 15 located in “Item 8. Financial Statements and Supplementary Data.”

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at December 31, 2019 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At December 31, 2019, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.0% if rates increase by 200 basis points and a decrease in net interest income of 2.0% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $78 million and repurchase lines of $112 million with major banks. As of December 31, 2019, the Company has additional borrowing capacity of $674.9 million with the Federal Home Loan Bank and $441.3 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At December 31, 2019, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities available-for-sale of approximately $407.9 million, which represents 11% of total assets.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Farmers & Merchants Bancorp

Report of Management on Internal Control Over Financial Reporting

Management of Farmers & Merchants Bancorp and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 as described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Farmers & Merchants Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework 2013 issued by COSO.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

San Francisco, California
March 13, 2020

We have served as the Company’s auditor since 2013.

Farmers & Merchants Bancorp
Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31,
Assets	2019	2018
Cash and Cash Equivalents:
Cash and Due from Banks	$71,564	$61,058
Interest Bearing Deposits with Banks	223,194	84,506
Total Cash and Cash Equivalents	294,758	145,564

Investment Securities:
Available-for-Sale	507,386	495,396
Held-to-Maturity	60,229	53,566
Total Investment Securities	567,615	548,962

Loans & Leases:	2,673,027	2,571,241
Less: Allowance for Credit Losses	55,012	55,266
Loans& Leases, Net	2,618,015	2,515,975

Premises and Equipment, Net	45,271	32,623
Bank Owned Life Insurance, Net	67,148	65,117
Interest Receivable and Other Assets	129,023	126,002
Total Assets	$3,721,830	$3,434,243

Liabilities
Deposits:
Demand	$1,067,187	$974,756
Interest-Bearing Transaction	697,952	694,384
Savings and Money Market	994,958	903,665
Time	517,922	490,027
Total Deposits	3,278,019	3,062,832

Subordinated Debentures	10,310	10,310
Interest Payable and Other Liabilities	64,205	49,886
Total Liabilities	3,352,534	3,123,028

Commitments & Contingencies (See Note 18)
Shareholders’ Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 793,033 and 783,721
Shares Issued and Outstanding at December 31, 2019 and 2018, respectively.	8	8
Additional Paid-In Capital	79,947	72,974
Retained Earnings	286,036	241,221
Accumulated Other Comprehensive Income (Loss)	3,305	(2,988)
Total Shareholders’ Equity	369,296	311,215
Total Liabilities and Shareholders’ Equity	$3,721,830	$3,434,243
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Income
(in thousands except per share data)

	Year Ended December 31,
	2019	2018	2017
Interest Income
Interest and Fees on Loans & Leases	$137,237	$119,837	$102,682
Interest on Deposits with Banks	4,909	2,755	2,060
Interest on Investment Securities:
Taxable	9,911	9,257	8,123
Exempt from Federal Tax	1,651	1,604	1,747
Total Interest Income	153,708	133,453	114,612

Interest Expense
Deposits	12,640	7,425	5,865
Borrowed Funds	-	1	-
Subordinated Debentures	554	524	424
Total Interest Expense	13,194	7,950	6,289

Net Interest Income	140,514	125,503	108,323
Provision for Credit Losses	200	5,533	2,850
Net Interest Income After Provision for Credit Losses	140,314	119,970	105,473

Non-Interest Income
Service Charges on Deposit Accounts	3,673	3,479	3,453
Net Gain (Loss) on Investment Securities	1	(1,260)	131
Increase in Cash Surrender Value of Life Insurance	2,031	1,900	1,822
Debit Card and ATM Fees	5,120	4,365	3,873
Net Gain on Deferred Compensation Investments	2,625	1,088	2,563
Other	3,791	5,647	4,920
Total Non-Interest Income	17,241	15,219	16,762

Non-Interest Expense
Salaries and Employee Benefits	55,250	50,054	45,746
Net Gain on Deferred Compensation Investments	2,625	1,088	2,563
Occupancy	4,295	3,905	3,543
Equipment	4,921	4,303	3,994
Marketing	1,254	1,232	1,027
Legal	2,347	968	424
FDIC Insurance	624	912	932
Gain on Sale of ORE	-	-	(414)
Acquisition Expenses	-	2,933	-
Other	10,926	10,064	9,939
Total Non-Interest Expense	82,242	75,459	67,754

Income Before Income Taxes	75,313	59,730	54,481
Provision for Income Taxes	19,277	14,203	26,111
Net Income	$56,036	$45,527	$28,370
Basic and Diluted Earnings Per Common Share	$71.18	$56.82	$35.03
The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net Income	$56,036	$45,527	$28,370

Other Comprehensive Loss
Net Unrealized Gain (Loss) on Available-for-Sale Securities	8,936	(4,343)	(1,011)
Deferred Tax Benefit Related to Unrealized (Gain) Losses	(2,642)	1,284	281

Reclassification Adjustment for Realized (Gain) Loss on Available-for-Sale Securities Included in Net Income	(1)	1,260	(131)
Tax (Benefit) Expense Related to Reclassification Adjustment	-	(372)	55
Change in Net Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax	6,293	(2,171)	(806)

Total Other Comprehensive Income (Loss)	6,293	(2,171)	(806)

Comprehensive Income	$62,329	$43,356	$27,564
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands except share and per share data)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance, January 1, 2017	807,329	$8	$90,671	$189,313	$(11)	$279,981
Net Income				28,370		28,370
Cash Dividends Declared on Common Stock ($13.55 per share)				(10,982)		(10,982)
Issuance of Common Stock	4,975		2,953			2,953
Tax Adjustment of Available-for-Sale Securities Reclassed from AOCI				144	(144)	-
Change in Net Unrealized Loss on Securities Available-for-Sale					(662)	(662)
Balance, December 31, 2017	812,304	$8	$93,624	$206,845	$(817)	$299,660
Net Income				45,527		45,527
Cash Dividends Declared on Common Stock ($13.90 per share)				(11,151)		(11,151)
Repurchase of Common Stock	(44,503)		(31,152)			(31,152)
Issuance of Common Stock	15,920		10,502			10,502
Change in Net Unrealized Loss on Securities Available-for-Sale					(2,171)	(2,171)
Balance, December 31, 2018	783,721	8	72,974	241,221	(2,988)	311,215
Net Income				56,036		56,036
Cash Dividends Declared on Common Stock ($14.20 per share)				(11,221)		(11,221)
Issuance of Common Stock	9,312		6,973			6,973
Change in Net Unrealized Gain on Securities Available-for-Sale					6,293	6,293
Balance, December 31, 2019	793,033	$8	$79,947	$286,036	$3,305	$369,296
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net Income	$56,036	$45,527	$28,370
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	200	5,533	2,850
Depreciation and Amortization	2,756	2,421	2,186
(Benefit) Provision for Deferred Income Taxes	(3,254)	5,462	12,605
Net Amortization of Investment Security Premium & Discounts	510	861	1,430
Amortization of Core Deposit Intangible	639	228	110
Accretion of Discount on Acquired Loans	(47)	(153)	(202)
Net (Gain) Loss on Investment Securities	(1)	1,260	(131)
Net Loss (Gain) on Sale of Property & Equipment	87	(273)	(1,189)
Net Gain on sale of ORE	-	-	(414)
Earnings from Equity Investment	-	(66)	-
Dividends from Equity Investment	-	63	-
Gain on Remeasurement of Previously Held Equity Investment	-	(997)	-
Net Change in Operating Assets & Liabilities:
Net Decrease (Increase) in Interest Receivable and Other Assets	18,949	(2,098)	(275)
Net Increase (Decrease) in Interest Payable and Other Liabilities	4,983	6	(5,396)
Net Cash Provided by Operating Activities	80,858	57,774	39,944
Investing Activities
Purchase of Investment Securities Available-for-Sale	(652,280)	(465,414)	(325,573)
Proceeds from Sold, Matured, or Called Securities Available-for-Sale	644,244	550,727	289,857
Purchase of Investment Securities Held-to-Maturity	(16,376)	(9,813)	(1,205)
Proceeds from Matured, or Called Securities Held-to-Maturity	10,871	10,647	4,794
Net Loans & Leases Paid, Originated or Acquired	(102,413)	(276,066)	(38,178)
Principal Collected on Loans & Leases Previously Charged Off	220	158	259
Cash Paid for Acquisition, Net	-	(5,987)	-
Additions to Premises and Equipment	(15,537)	(4,577)	(4,254)
Purchase of Other Investment	(4,400)	(5,750)	(14,380)
Proceeds from Sale of Property & Equipment	41	986	3,304
Proceeds from Sale of ORE	-	-	3,186
Net Cash Used in Investing Activities	(135,630)	(205,089)	(82,190)
Financing Activities
Net Increase in Deposits	215,187	148,033	141,517
Stock Repurchases	-	(31,152)	-
Cash Dividends	(11,221)	(11,151)	(10,982)
Net Cash Provided by Financing Activities	203,966	105,730	130,535
Net Change in Cash and Cash Equivalents	149,194	(41,585)	88,289
Cash and Cash Equivalents at Beginning of Year	145,564	187,149	98,860
Cash and Cash Equivalents at End of Year	$294,758	$145,564	$187,149
Supplementary Data
Cash Payments Made for Income Taxes	$7,342	$7,971	$13,942
Issuance of Common Stock to the Bank’s Non-Qualified Retirement Plans	$6,973	$10,502	$2,953
Interest Paid	$11,755	$7,731	$6,005
Supplementary Noncash Disclosure
Lease Liabilities Arising from Obtaining Right-of-Use Assets	$5,645	-	-

Acquisitions:
Fair Value of Assets Acquired	$-	$234,456	$-
Fair Value of Liabilities Acquired	$-	$192,809	$-
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

New Accounting Changes
The FASB issued guidance in February 2016, with amendments in 2018 and 2019, which changed the accounting for leases. The guidance requires lessees to recognize right-of-use (ROU) assets and lease liabilities for most leases where we are the lessee in the Consolidated Balance Sheets. The guidance also made some changes to lessor accounting, including the elimination of the use of third-party residual value guarantee insurance in the lease classification test, and overall aligns with the new revenue recognition guidance. The guidance also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the consolidated balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs (IDC’s). From a lessor perspective, the changes in lease termination guidance, IDC and removal of third-party residual value guarantee insurance in the lease classification test did not have a material impact on the consolidated financial results. We adopted ASU No. 2016-02 Leases (Topic 842), as of January 1, 2019, using the cumulative effect transition approach. The cumulative effect transition approach provides a method for recording existing leases at adoption and not restated comparative periods; rather the effect of the change is recorded at the beginning of the year of adoption.  The Company elected the ASU’s package of three practical expedients, which allowed the Company to forego a reassessment of (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial direct costs for any existing leases. The Company elected the option not to separate lease and non-lease components and instead to account for them as a single lease component and the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets.

The Company has several lease agreements, such as branch locations, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated statements of condition. The new guidance requires these lease agreements to be recognized as a right-of-use asset and corresponding lease liability.

Our operating leases relate primarily to office space and bank branches. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use (“ROU”) asset of $4.73 million and an operating lease liability of $4.73 million on January 1, 2019, with no impact on our consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. See Note 19 – “Leases” for additional information.

Out of Period Adjustment
During the quarter ended September 30, 2018, while preparing 2017 tax returns, the Company identified certain items related to IRS Code Section 162(m) that were not appropriately reflected in the 2014 through 2017 Provision for Income Taxes. To reflect this change, the cumulative impact of $990,000 was recognized by reducing the Company’s Provision for Income Taxes in the third quarter of 2018.  After evaluating the quantitative and qualitative aspects of the adjustment, the Company concluded that its 2017 financial statements were not materially misstated and, therefore, no restatement was required.

Revenue from Contracts with Customers
The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised, as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

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

Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company has defined cash and cash equivalents as those amounts included in the balance sheet captions Cash and Due from Banks, Interest Bearing Deposits with Banks and Federal Funds Sold, which have original maturity dates of 3 months or less. For these instruments, the carrying amount is a reasonable estimate of fair value.

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

Residential 1st Mortgages and Home Equity Lines and Loans – These loans are generally considered to possess a lower inherent risk of loss. The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

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

At December 31, 2019 and 2018, the Company has no material uncertain tax positions and recognized no interest or penalties.  The Company’s policy is to recognize interest and penalties related to income taxes in the provision for income taxes in the Consolidated Statement of Income.

Basic and Diluted Earnings Per Common Share
The Company’s common stock is not traded on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB”. The shares are primarily held by local residents and are not actively traded. Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore, there is no presentation of diluted basic earnings per common share. See Note 14 - “Dividends and Basic Earnings Per Common Share” for additional information.

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

Goodwill and Other Intangible Assets: Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill that arises from a business combination is periodically evaluated for impairment at the reporting unit level, at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible (“CDI”) represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and evaluated periodically for impairment. The CDI asset is amortized on a straight-line method over its estimated useful life of ten years. At December 31, 2019, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Core Deposit Intangible Amortization	$626	$611	$593	$573	$549	$1,688	$4,640

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

2. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:
(in thousands)

	Amortized	Gross Unrealized		Fair/Book
December 31, 2019	Cost	Gains	Losses	Value
US Treasury Notes	$54,745	$250	$-	$54,995
US Govt SBA	10,902	9	113	10,798
Mortgage Backed Securities (1)	436,531	4,646	99	441,078
Other	515	-	-	515
Total	$502,693	$4,905	$212	$507,386

	Amortized	Gross Unrealized		Fair/Book
December 31, 2018	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,033	$6	$-	$3,039
US Treasury Notes	164,672	-	158	164,514
US Govt SBA	15,601	6	160	15,447
Mortgage Backed Securities (1)	310,982	1,196	5,133	307,045
Other	5,351	-	-	5,351
Total	$499,639	$1,208	$5,451	$495,396

(1) All Mortgage Backed Securities were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows: (in thousands)

	Book	Gross Unrealized		Fair
December 31, 2019	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,229	$880	$12	$61,097
Total	$60,229	$880	$12	$61,097

	Book	Gross Unrealized		Fair
December 31, 2018	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$53,566	$211	$39	$53,738
Total	$53,566	$211	$39	$53,738

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at December 31, 2019 by contractual maturity are shown in the following tables. (in thousands)

	Available-for-Sale		Held-to-Maturity
December 31, 2019	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within One Year	$40,509	$40,510	$2,446	$2,446
After One Year Through Five Years	15,146	15,393	5,902	5,905
After Five Years Through Ten Years	955	955	23,980	24,689
After Ten Years	9,552	9,450	27,901	28,057
	66,162	66,308	60,229	61,097

Investment Securities Not Due at a Single Maturity Date:
Mortgage Backed Securities	436,531	441,078	-	-
Total	$502,693	$507,386	$60,229	$61,097

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

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Govt SBA	$2,693	$6	$5,198	$107	$7,891	$113
Mortgage Backed Securities	131,005	88	713	11	131,718	99
Total	$133,698	$94	$5,911	$118	$139,609	$212

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$355	$12	$-	$-	$355	$12
Total	$355	$12	$-	$-	$355	$12

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$124,985	$7	$39,529	$151	$164,514	$158
US Govt SBA	3,250	28	8,618	132	11,868	160
Mortgage Backed Securities	52,289	528	207,271	4,605	259,560	5,133
Total	$180,524	$563	$255,418	$4,888	$435,942	$5,451

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$6,052	$23	$849	$16	$6,901	$39
Total	$6,052	$23	$849	$16	$6,901	$39

As of December 31, 2019, the Company held 595 investment securities of which 29 were in an unrealized loss position for less than twelve months and 74 securities were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At December 31, 2019 and December 31, 2018, no securities of government agency and government sponsored entities were in a loss position.

U.S. Treasury Notes – At December 31, 2019, no U.S. Treasury Note security investments were in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company’s investment in US treasury notes were $0 at December 31, 2019 and $158,000 at December 31, 2018. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2019 and December 31, 2018.

U.S. Government SBA – At December 31, 2019, 18 U.S. Government SBA security investments were in a loss position for less than 12 months and 53 were in a loss position for 12 months or more. The unrealized losses on the Company’s investment in U.S. Government SBA were $113,000 at December 31, 2019 and $160,000 at December 31, 2018. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2019 and December 31, 2018.

Mortgage Backed Securities - At December 31, 2019, 9 mortgage backed security investments were in a loss position for less than 12 months and 21 was in a loss position for 12 months or more. The unrealized losses on the Company’s investment in mortgage-backed securities were $99,000 at December 31, 2019 and $5.1 million at December 31, 2018. The unrealized losses were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2019 or 2018.

Obligations of States and Political Subdivisions - At December 31, 2019, 2 obligations of states and political subdivisions were in a loss position for less than 12 months. None were in a loss position for 12 months or more. As of December 31, 2019, one-hundred percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or the issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments in the portfolio, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligation of states and political subdivisions were $12,000 at December 31, 2019 and $39,000 at December 31, 2018. Management believes that any unrealized losses on the Company’s investments in obligations of states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2019 and December 31, 2018.

Proceeds from sales and calls of these securities were as follows:

(in thousands)	Gross Proceeds	Gross Gains	Gross Losses
2019	$5,300	$1	$-
2018	$99,323	$78	$1,338
2017	$7,831	$143	$12

Pledged Securities
As of December 31, 2019, securities carried at $352.5 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $268.8 million at December 31, 2018.

3. Federal Home Loan Bank Stock and Other Equity Securities, at Cost

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and other equity securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock and other equity securities are reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets and totaled $12.7 million at December 31, 2019 and $12.6 million at December 31, 2018.

4. Loans & Leases

Loans & leases as of December 31 consisted of the following:

(in thousands)	2019	2018
Commercial Real Estate	$846,486	$834,476
Agricultural Real Estate	625,767	584,625
Real Estate Construction	115,644	98,568
Residential 1st Mortgages	255,253	259,736
Home Equity Lines and Loans	39,270	40,789
Agricultural	292,904	290,463
Commercial	384,795	343,834
Consumer & Other	15,422	19,412
Leases	104,470	106,217
Total Gross Loans & Leases	2,680,011	2,578,120
Less: Unearned Income	6,984	6,879
Subtotal	2,673,027	2,571,241
Less: Allowance for Credit Losses	55,012	55,266
Loans & Leases, Net	$2,618,015	$2,515,975

At December 31, 2019, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $793.5 million and $696.5 million, respectively. The borrowing capacity on these loans was $668.4 million from FHLB and $441.3 million from the FRB.

5. Allowance for Credit Losses

The following tables show the allocation of the allowance for credit losses at December 31, 2019 and December 31, 2018 by portfolio segment and by impairment methodology (in thousands):

December 31, 2019	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2019	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Charge-Offs	-	-	-	-	-	-	(592)	(83)	-	-	(675)
Recoveries	-	38	-	13	28	-	90	52	-	-	221
Provision	(556)	998	700	(38)	(114)	(166)	312	(7)	(860)	(69)	200
Ending Balance- December 31, 2019	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Ending Balance Individually Evaluated for Impairment	234	-	-	118	12	99	137	61	-	-	661
Ending Balance Collectively Evaluated for Impairment	10,819	15,128	1,949	737	2,663	7,977	11,329	395	3,162	192	54,351
Loans & Leases:
Ending Balance	$838,570	$625,767	$115,644	$255,253	$39,270	$292,904	$384,795	$15,422	$105,402	$-	$2,673,027
Ending Balance Individually Evaluated for Impairment	4,524	5,654	-	2,368	229	188	1,528	200	-	-	14,691
Ending Balance Collectively Evaluated for Impairment	834,046	620,113	115,644	252,885	39,041	292,716	383,267	15,222	105,402	-	2,658,336

December 31, 2018	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2018	$10,922	$12,085	$1,846	$815	$2,324	$8,159	$9,197	$209	$3,363	$1,422	$50,342
Charge-Offs	-	-	-	(31)	(8)	-	(613)	(115)	-	-	(767)
Recoveries	2	-	-	15	6	61	20	54	-	-	158
Provision	685	2,007	(597)	81	439	22	3,052	346	659	(1,161)	5,533
Ending Balance- December 31, 2018	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Ending Balance Individually Evaluated for Impairment	234	-	-	125	15	-	185	6	-	-	565
Ending Balance Collectively Evaluated for Impairment	11,375	14,092	1,249	755	2,746	8,242	11,471	488	4,022	261	54,701
Loans & Leases:
Ending Balance	$826,549	$584,625	$98,568	$259,736	$40,789	$290,463	$343,834	$19,412	$107,265	$-	$2,571,241
Ending Balance Individually Evaluated for Impairment	4,676	7,238	-	2,491	297	-	1,639	6	-	-	16,347
Ending Balance Collectively Evaluated for Impairment	821,873	577,387	98,568	257,245	40,492	290,463	342,195	19,406	107,265	-	2,554,894

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $2.6 million and $2.8 million at December 31, 2019 and 2018, respectively, which are no longer disclosed or classified as TDR’s.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at December 31, 2019 and December 31, 2018 (in thousands):

December 31, 2019	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$831,941	$6,629	$-	$838,570
Agricultural Real Estate	611,792	1,136	12,839	625,767
Real Estate Construction	115,644	-	-	115,644
Residential 1st Mortgages	254,459	-	794	255,253
Home Equity Lines and Loans	39,092	-	178	39,270
Agricultural	289,276	2,617	1,011	292,904
Commercial	380,650	3,239	906	384,795
Consumer & Other	14,934	-	488	15,422
Leases	105,402	-	-	105,402
Total	$2,643,190	$13,621	$16,216	$2,673,027

December 31, 2018	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$823,983	$2,566	$-	$826,549
Agricultural Real Estate	566,612	4,703	13,310	584,625
Real Estate Construction	98,568	-	-	98,568
Residential 1st Mortgages	259,208	-	528	259,736
Home Equity Lines and Loans	40,744	-	45	40,789
Agricultural	284,561	5,433	469	290,463
Commercial	343,085	163	586	343,834
Consumer & Other	19,229	-	183	19,412
Leases	107,265	-	-	107,265
Total	$2,543,255	$12,865	$15,121	$2,571,241

See Note 1. Significant Accounting Policies – Allowance for Credit Losses for a description of the internal risk ratings used by the Company. There were no loans & leases outstanding at December 31, 2019 and 2018 rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at December 31, 2019 and December 31, 2018 (in thousands):

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$838,570	$838,570
Agricultural Real Estate	-	-	-	-	-	625,767	625,767
Real Estate Construction	240	-	-	-	240	115,404	115,644
Residential 1st Mortgages	-	-	-	-	-	255,253	255,253
Home Equity Lines and Loans	-	-	-	-	-	39,270	39,270
Agricultural	-	-	-	-	-	292,904	292,904
Commercial	77	-	-	-	77	384,718	384,795
Consumer & Other	35	-	-	-	35	15,387	15,422
Leases	-	-	-	-	-	105,402	105,402
Total	$352	$-	$-	$-	$352	$2,672,675	$2,673,027

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$731	$-	$-	$731	$825,818	$826,549
Agricultural Real Estate	-	-	-	-	-	584,625	584,625
Real Estate Construction	327	-	-	-	327	98,241	98,568
Residential 1st Mortgages	367	-	-	-	367	259,369	259,736
Home Equity Lines and Loans	-	-	-	-	-	40,789	40,789
Agricultural	-	-	-	-	-	290,463	290,463
Commercial	-	-	-	-	-	343,834	343,834
Consumer & Other	13	-	-	-	13	19,399	19,412
Leases	-	-	-	-	-	107,265	107,265
Total	$707	$731	$-	$-	$1,438	$2,569,803	$2,571,241

There were no non-accrual loans & leases at December 31, 2019 or at December 31, 2018. There was no interest income forgone on loans & leases placed on non-accrual status for the years ended December 31, 2019, 2018, and 2017, respectively.

The following tables show information related to impaired loans & leases at and for the year ended December 31, 2019 and December 31, 2018 (in thousands):

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$86	$86	$-	$90	$8
Agricultural Real Estate	5,654	5,654	-	6,069	379
Commercial	-	-	-	8	1
	$5,740	$5,740	$-	$6,167	$388
With an allowance recorded:
Commercial Real Estate	$2,822	$2,822	$234	$2,853	$94
Residential 1st Mortgages	1,562	1,770	74	1,601	73
Home Equity Lines and Loans	68	79	7	71	4
Agricultural	188	188	99	195	6
Commercial	1,528	1,528	137	1,554	53
Consumer & Other	200	200	61	54	-
	$6,368	$6,587	$612	$6,328	$230
Total	$12,108	$12,327	$612	$12,495	$618

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$95	$96	$-	$99	$8
Agricultural Real Estate	7,239	7,238	-	3,620	119
Residential 1st Mortgages	-	-	-	226	8
	$7,334	$7,334	$-	$3,945	$135
With an allowance recorded:
Commercial Real Estate	$2,902	$2,892	$234	$2,929	$96
Residential 1st Mortgages	1,640	1,838	82	1,371	48
Home Equity Lines and Loans	74	84	4	76	4
Commercial	1,644	1,639	185	1,834	58
Consumer & Other	6	7	6	7	-
	$6,266	$6,460	$511	$6,217	$206
Total	$13,600	$13,794	$511	$10,162	$341

Total recorded investment shown in the prior table will not equal the total ending balance of loans & leases individually evaluated for impairment on the allocation of allowance table. This is because this table does not include impaired loans that were previously modified in a troubled debt restructuring, are currently performing and are no longer disclosed or classified as TDR’s.

At December 31, 2019, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.

At December 31, 2019, the Company allocated $612,000 of specific reserves to $12.1 million of troubled debt restructured loans, all of which were performing. At December 31, 2018, the Company allocated $511,000 of specific reserves to $13.6 million of troubled debt restructured loans, all of which were performing. The Company had no commitments at December 31, 2019 and December 31, 2018 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ended December 31, 2019, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

There were no modifications involving a reduction of the stated interest rate. Modifications involving an extension of the maturity date ranged from 3 months to 6 years.

The following table presents loans by class modified as troubled debt restructured loans for the year ended December 31, 2019 (in thousands):

	December 31, 2019
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Agricultural	1	$201	$201
Consumer & Other	1	195	195
Total	2	$396	$396

The troubled debt restructurings described above increased the allowance for credit losses by $101,000. There were no charge-offs for the twelve months ended December 31, 2019.

During the year ended December 31, 2019, there were no payment defaults on loans modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

6. Premises and Equipment

Premises and equipment as of December 31st, consisted of the following:

(in thousands)	2019	2018
Land and Buildings	$53,997	$39,329
Furniture, Fixtures and Equipment	21,058	21,136
Leasehold Improvement	3,745	3,606
Subtotal	78,800	64,071
Less: Accumulated Depreciation and Amortization	33,529	31,448
Total	$45,271	$32,623

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $2,756,000, $2,421,000, and $2,186,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Rental income was $183,000, $173,000, and $169,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

7. Other Real Estate

The Bank reported $873,000 in other real estate at December 31, 2019, and December 31, 2018. Other real estate includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred. Other real estate is reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets.

8. Time Deposits

Time Deposits of $250,000 or more as of December 31 were as follows:

(in thousands)	2019	2018
Balance	$257,392	$219,022

At December 31, 2019, the scheduled maturities of time deposits were as follows:

(in thousands)	Scheduled Maturities
2020	$462,263
2021	46,150
2022	6,839
2023	1,676
2024	994
Total	$517,922

9. Income Taxes

Current and deferred income tax expense (benefit) provided for the years ended December 31 consisted of the following:

(in thousands)	2019	2018	2017
Current
Federal	$14,798	$2,517	$9,460
State	7,733	6,224	4,046
Total Current	22,531	8,741	13,506
Deferred
Federal	(3,500)	5,622	11,154
State	246	(160)	1,451
Total Deferred	(3,254)	5,462	12,605
Total Provision for Taxes	$19,277	$14,203	$26,111

The total provision for income taxes differs from the federal statutory rate as follows:

	2019		2018		2017
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax Provision at Federal Statutory Rate	$15,816	21.0%	$12,543	21.0%	$19,068	35.0%
Interest on Obligations of States and Political
Subdivisions exempt from Federal Taxation	(358)	(0.5%)	(338)	(0.6%)	(617)	(1.1%)
State and Local Income Taxes, Net of Federal Income
Tax Benefit	6,304	8.4%	4,791	7.9%	3,573	6.5%
Bank Owned Life Insurance	(460)	(0.6%)	(434)	(0.7%)	(696)	(1.3%)
Low-Income Housing Tax Credit	(2,078)	(2.8%)	(1,624)	(2.7%)	(1,546)	(2.8%)
Out of Period Adjustment	-	0.0%	(802)	(1.3%)	-	0.0%
Deferred Tax Asset Remeasurement	-	0.0%	-	0.0%	6,256	11.5%
Other, Net	53	0.1%	67	0.1%	73	0.1%
Total Provision for Taxes	$19,277	25.6%	$14,203	23.8%	$26,111	47.9%

The components of net deferred tax assets as of December 31 are as follows: The net deferred tax assets are reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheet.

(in thousands)	2019	2018
Deferred Tax Assets
Allowance for Credit Losses	$15,925	$15,877
Accrued Liabilities	8,452	7,444
Deferred Compensation	14,200	11,207
State Franchise Tax	1,624	1,307
Tax Credit Carry Forward	1,266	-
Lease Liability	1,487	-
Acquired Net Operating Loss	673	715
Fair Value Adjustment on Loans Acquired	286	300
Fair Value Adjustment on ORE Acquired	108	108
Unrealized Loss on Securities Available-for-Sale	-	1,800
Low-Income Housing Investment	286	412
Other	2	7
Total Deferred Tax Assets	$44,309	$39,177
Deferred Tax Liabilities
Premises and Equipment	(1,974)	(2,226)
Securities Accretion	(370)	(229)
Unrealized Gain on Securities Available-for-Sale	(935)	-
Leasing Activities	(19,226)	(17,215)
Core Deposit Intangible Asset	(1,372)	(1,560)
ROU Lease Asset	(1,471)	-
Prepaid	(66)	(116)
Other	(898)	(1,000)
Total Deferred Tax Liabilities	(26,312)	(22,346)
Net Deferred Tax Assets	$17,997	$16,831

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

The Company and its subsidiaries file income tax returns in the U.S. federal and California jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by the tax authorities for the years before 2015.

10. Short Term Borrowings

As of December 31, 2019 and 2018, the Company had unused lines of credit available for short-term liquidity purposes of $1.3 billion and $1.2 billion, respectively. Federal Funds purchased and advances are generally issued on an overnight basis. There were no advances from the FHLB at December 31, 2019 or 2018. There were no Federal Funds purchased or advances from the FRB at December 31, 2019 or 2018.

11. Federal Home Loan Bank Advances

The Company had no short-term or long-term advances from the Federal Home Loan Bank of San Francisco at December 31, 2019 or 2018.

In accordance with the Collateral Pledge and Security Agreement, advances are secured by all FHLB stock held by the Company. At December 31, 2019, $793.5 million in loans were approved for pledging as collateral on borrowing lines with the FHLB. The borrowing capacity on these loans was $668.4 million.

12. Long-term Subordinated Debentures

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

13. Shareholders’ Equity

In 1998, the Board approved the Company’s first common stock repurchase program. This program has been extended and expanded several times since then, and most recently, on November 6, 2018, the Board of Directors approved an extension of the $20 million stock repurchase program to December 31, 2021.

Repurchases under the program may be made from time to time on the open market or through private transactions. The repurchase program also requires that no repurchases may be made if the Bank would not remain “well-capitalized” after the repurchase. There were no stock repurchases made in 2019 or 2018 under the Common Stock Repurchase Plan. However, in the third quarter of 2018 the Company did repurchase $31.2 million of shares, at $700 per share, in a single transaction from the estate of a large shareholder.

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

During 2019, the Company issued a combined total 9,312 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. All of the shares were issued at prices ranging from $715.00 to $770.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

During 2018, the Company issued a combined total 13,520 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. There were also 2,400 shares issued to individuals during 2018. All of the shares were issued at prices ranging from $635.00 to $690.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

The implementation of Basel III requirements increased the required capital levels that the Company and the Bank must maintain. The final rules included new minimum risk-based capital and leverage ratios, which were phased in over time. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets (“RWA”); (ii) a Tier 1 capital ratio of 6% of RWA; (iii) a total capital ratio of 8% of RWA; and (iv) a Tier 1 leverage ratio of 4% of total assets. The final rules also established a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios, which resulted in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0% of RWA; (ii) a Tier 1 capital ratio of 8.5% of RWA; and (iii) a total capital ratio of 10.5% of RWA. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. The final rules also permit the Company’s subordinated debentures issued in 2003 to continue to be counted as Tier 1 capital.

The final rules became effective as applied to the Company and the Bank on January 1, 2015, with a phase in period through January 1, 2019. The Company believes that it is currently in compliance with all of these capital requirements and that they will not result in any restrictions on the Company’s business activity.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$399,230	12.33%	$259,012	8.00%	$323,765	10.00%
Total Consolidated Capital to Risk Weighted Assets	$400,258	12.36%	$259,028	8.00%	N/A	N/A
Total Bank Common Equity Tier 1 Capital Ratio	$358,576	11.08%	$145,694	4.50%	$210,447	6.50%
Total Consolidated Common Equity Tier 1 Capital Ratio	$349,601	10.80%	$145,703	4.50%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$358,576	11.08%	$194,259	6.00%	$259,012	8.00%
Tier 1 Consolidated Capital to Risk Weighted Assets	$359,601	11.11%	$194,271	6.00%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$358,576	9.89%	$145,079	3.00%	$181,349	5.00%
Tier 1 Consolidated Capital to Average Assets	$359,601	9.90%	$145,255	3.00%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$346,763	11.39%	$243,455	8.00%	$304,319	10.00%
Total Consolidated Capital to Risk Weighted Assets	$346,845	11.40%	$243,459	8.00%	N/A	N/A
Total Bank Common Equity Tier 1 Capital Ratio	$308,507	10.14%	$136,944	4.50%	$197,807	6.50%
Total Consolidated Common Equity Tier 1 Capital Ratio	$298,588	9.81%	$136,945	4.50%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$308,507	10.14%	$182,591	6.00%	$243,455	8.00%
Tier 1 Consolidated Capital to Risk Weighted Assets	$308,588	10.14%	$182,594	6.00%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$308,507	9.15%	$134,822	3.00%	$168,527	5.00%
Tier 1 Consolidated Capital to Average Assets	$308,588	9.08%	$135,949	3.00%	N/A	N/A

14. Dividends and Basic Earnings Per Common Share

Total cash dividends during 2019 were $11,221,000 or $14.20 per share of common stock, an increase of 2.2% per share from $11,151,000 or $13.90 per share in 2018. In 2017, cash dividends totaled $10,982,000 or $13.55 per share.

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

(net income in thousands)	2019	2018	2017
Net Income	$56,036	$45,527	$28,370
Weighted Average Number of Common Shares Outstanding	787,227	801,229	809,834
Basic Earnings Per Common Share	$71.18	$56.82	$35.03

15. Employee Benefit Plans

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $1.4 million, $1.2 million, and $1.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $1.6 million, $1.4 million, and $1.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions and after tax (Roth) contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

Executive Retirement Plan and Life Insurance Arrangements
The Company, through the Bank, sponsors an Executive Retirement Plan for certain executive level employees. The Executive Retirement Plan is a non-qualified deferred compensation plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. The Plan is comprised of: (1) a Performance Component which makes contributions based upon long-term cumulative profitability and increase in market value of the Company; (2) a Salary Component which makes contributions based upon participant salary levels; and (3) an Equity Component for which contributions are discretionary and subject to Board of Directors approval. Executive Retirement Plan contributions are invested in a mix of financial instruments; however, the Equity Component contributions are invested primarily in stock of the Company.

The Company expensed $6.6 million to the Executive Retirement Plan during the year ended December 31, 2019, $6.2 million during the year ended December 31, 2018 and $4.3 million during the year ended December 31, 2017. The Company’s total accrued liability under the Executive Retirement Plan was $58.6 million as of December 31, 2019 and $48.5 million as of December 31, 2018. All amounts have been fully funded into a Rabbi Trust as of December 31, 2019. The investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on deferred compensation plan investments were $2.6 million in 2019 compared to net gains of $1.1 million in 2018. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

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

The Company earned tax-exempt interest on the life insurance policies of $2.0 million for the year ended December 31, 2019, $1.9 million for the year ended December 31, 2018, and $1.8 million for the year ended December 31, 2017. As of December 31, 2019 and 2018, the total cash surrender value of the insurance policies was $67.1 million and $65.1 million, respectively.

Senior Management Retention Plan
The Company, through the Bank, sponsors a Senior Management Retention Plan (“SMRP”) for certain senior level employees. The SMRP is a non-qualified deferred compensation plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. All contributions are discretionary and subject to the Board of Directors approval. Contributions are invested primarily in stock of the Company. The Company expensed $1.3 million to the SMRP during the year ended December 31, 2019, $1.5 million during the year ended December 31, 2018 and $765,000 during the year ended December 31, 2017. The Company’s total accrued liability under the SMRP was $8.1 million as of December 31, 2019 and $5.7 million as of December 31, 2018. All amounts have been fully funded into a Rabbi Trust as of December 31, 2019.

16. Fair Value Measurements

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

		Fair Value Measurements At December 31, 2019, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
US Treasury Notes	$54,995	$54,995	$-	$-
US Govt SBA	10,798	-	10,798	-
Mortgage Backed Securities	441,078	-	441,078	-
Other	515	205	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$507,386	$55,200	$452,186	$-

		Fair Value Measurements At December 31, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,039	$-	$3,039	$-
US Treasury Notes	164,514	164,514	-	-
US Govt SBA	15,447	-	15,447	-
Mortgage Backed Securities	307,045	-	307,045	-
Other	5,351	202	310	4,839
Total Assets Measured at Fair Value On a Recurring Basis	$495,396	$164,716	$325,841	$4,839

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the year ended December 31, 2019, there were no transfers in or out of level 1, 2, or 3.

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

		Fair Value Measurements At December 31, 2019, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$2,588	$-	$-	$2,588
Residential 1st Mortgage	1,403	-	-	1,403
Home Equity Lines and Loans	142	-	-	142
Agricultural	88	-	-	88
Commercial	1,391	-	-	1,391
Consumer	139	-	-	139
Total Impaired Loans	5,751	-	-	5,751
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,624	$-	$-	$6,624

		Fair Value Measurements At December 31, 2018, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$2,658	$-	$-	$2,658
Residential 1st Mortgage	1,550	-	-	1,550
Home Equity Lines and Loans	70	-	-	70
Commercial	1,454	-	-	1,454
Total Impaired Loans	5,732	-	-	5,732
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,605	$-	$-	$6,605

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2019 and 2018:

December 31, 2019 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Commercial Real Estate	$2,588	Income Approach	Capitalization Rate	3.3%
Residential 1st Mortgages	$1,403	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.8% - 6.4%, 3%
Home Equity Lines and Loans	$142	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1.3%
Agricultural	$88	Income Approach	Capitalization Rate	4.3%
Commercial	$1,391	Income Approach	Capitalization Rate	3.3%
Consumer	$139	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	40.6%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%

December 31, 2018 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Commercial Real Estate	$2,658	Income Approach	Capitalization Rate	3.25%
Residential 1st Mortgages	$1,550	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 4%, 3%
Home Equity Lines and Loans	$70	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 2%
Commercial	$1,454	Income Approach	Capitalization Rate	2.95% - 8.70%, 3.40%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%

17. Fair Value of Financial Instruments

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
December 31, 2019 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$294,758	$294,758	$-	$-	$294,758

Investment Securities Available-for-Sale	507,386	55,200	452,186	-	507,386

Investment Securities Held-to-Maturity	60,229	-	31,253	29,844	61,097

Loans & Leases, Net of Deferred Fees & Allowance	2,618,015	-	-	2,584,805	2,584,805
Accrued Interest Receivable	16,733	-	16,733	-	16,733

Liabilities:
Deposits	3,278,019	2,760,097	517,172	-	3,277,269
Subordinated Debentures	10,310	-	7,325	-	7,325
Accrued Interest Payable	2,795	-	2,795	-	2,795

		Fair Value of Financial Instruments Using
December 31, 2018 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$145,564	$145,564	$-	$-	$145,564

Investment Securities Available-for-Sale	495,396	164,716	325,841	4,839	495,396

Investment Securities Held-to-Maturity	53,566	-	35,083	18,655	53,738

Loans & Leases, Net of Deferred Fees & Allowance	2,515,975	-	-	2,485,182	2,485,182
Accrued Interest Receivable	14,098	-	14,098	-	14,098

Liabilities:
Deposits	3,062,832	2,572,805	485,766	-	3,058,571
Subordinated Debentures	10,310	-	7,745	-	7,745
Accrued Interest Payable	1,365	-	1,365	-	1,365

18. Commitments and Contingencies

In the normal course of business, the Company enters into financial instruments with off balance sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These instruments include commitments to extend credit, letters of credit, and other types of financial guarantees. The Company had the following off balance sheet commitments as of the dates indicated.

(in thousands)	December 31, 2019	December 31, 2018
Commitments to Extend Credit	$919,982	$828,539
Letters of Credit	20,346	19,108
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	1,513	-

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Outstanding standby letters of credit have maturity dates ranging from 1 to 25 months with final expiration in January 2022. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

The Company may be required to maintain average reserves on deposit with the Federal Reserve Bank primarily based on deposits outstanding. Reserve requirements are offset by the Company’s vault cash and deposit balances maintained with the Federal Reserve Bank.

19. Leases

Lessee – Operating Leases
Effective January 1, 2019, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” for all open leases with a term greater than one year as of the adoption date, using the modified retrospective approach. Prior comparable periods are presented in accordance with previous guidance under Accounting Standards Codification ASC 840.

Operating leases in which we are the lessee are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities, included in other assets and other liabilities, respectively, on our consolidated balance sheets. We do not currently have any significant finance leases in which we are the lessee.

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

As of December 31, 2019, operating lease ROU assets and liabilities were $4.98 million and $5.03 million, respectively. Operating lease expenses that were in scope of ASU 2016-02 totaled $836,000 for the year ended December 31, 2019.

The table below summarizes the information related to our operating leases:

(in thousands except for percent and period data)	Year Ended December 31, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flow from Operating Leases	$783
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$5,645
Weighted-Average Remaining Lease Term - Operating Leases, in Years	7.88
Weighted-Average Discount Rate - Operating Leases	3.2%

The table below summarizes the maturity of remaining lease liability:

(in thousands)	December 31, 2019
2020	795
2021	719
2022	686
2023	697
2024	707
2025 and thereafter	2,105
Total Lease Payments	5,709
Less: Interest	(679)
Present Value of Lease Liabilities	$5,030

As of December 31, 2019, we have no additional operating leases for office space that have not yet commenced or that are anticipated to commence during the first quarter of 2020.

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

As a lessor, the Company leases certain types of agriculture equipment, solar equipment, construction equipment and other equipment to its customers. The Company’s net investment in direct financing leases was $105.4 million at December 31, 2019 and $107.3 million at December 31, 2018.

20. Recent Accounting Pronouncements

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

Our operating leases relate primarily to office space and bank branches. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use (“ROU”) asset of $4.73 million and an operating lease liability of $4.73 million on January 1, 2019, with no impact on our consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. See Note 19 – “Leases” for additional information.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the ASU changes the income statement impact of equity investments held by the Company and the requirement for the Company to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The Company adopted the ASU provisions on January 1, 2018. The adoption of the ASU resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 17 – Fair Value of Financial Instruments for further information regarding the valuation of these loans.

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

Accounting Guidance Pending Adoption at December 31, 2019
The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The new guidance is effective on January 1, 2020. During 2109 Company completed an assessment of its CECL data and system needs, and engaged a third-party vendor to assist in developing a CECL model. The Company, in conjunction with this vendor, researched and analyzed modeling standards, loan segmentation, as well as potential external inputs to supplement our historical loss history. Model validation began in the third quarter, enabling us to complete a parallel run using second, third and fourth quarter 2019 data. The ultimate impact of adopting the standard on January 1, 2020 will depend on the characteristics of the Company’s portfolios, macroeconomic conditions and forecasts, the ultimate validation of models and methodologies, and other management judgments.

21. Parent Company Financial Information

The following financial information is presented as of December 31 for the periods indicated.

Farmers & Merchants Bancorp
Condensed Balance Sheets

(in thousands)	2019	2018
Cash	$1,341	$335
Investment in Farmers & Merchants Bank of Central California	378,271	321,134
Investment Securities	411	409
Other Assets	102	(57)
Total Assets	$380,125	$321,821

Subordinated Debentures	$10,310	$10,310
Liabilities	519	296
Shareholders’ Equity	369,296	311,215
Total Liabilities and Shareholders’ Equity	$380,125	$321,821

Farmers & Merchants Bancorp
Condensed Statements of Income

	Year Ended December 31,
(in thousands)	2019	2018	2017
Equity (Loss) in Undistributed Earnings in Farmers & Merchants Bank of Central California	$44,571	$(26,488)	$5,575
Dividends from Subsidiary	13,166	73,010	23,575
Interest Income	17	16	13
Other Expenses, Net	(2,416)	(1,527)	(1,552)
Tax Benefit	698	516	759
Net Income	$56,036	$45,527	$28,370

Farmers & Merchants Bancorp
Condensed Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash Flows from Operating Activities:
Net Income	$56,036	$45,527	$28,370
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
(Equity) Loss in Undistributed Net Earnings from Subsidiary	(44,571)	26,488	(5,575)
Net (Increase) in Other Assets	(160)	(125)	(11,822)
Net Increase (Decrease) in Liabilities	222	(942)	112
Net Cash Provided by Operating Activities	11,527	70,948	11,085
Investing Activities:
Securities Sold or Matured	-	-	1
Payments for Business Acquisition	-	(28,642)	-
Payments for Investments in Subsidiaries	(6,273)	(10,503)	(2,953)
Net Cash Used by Investing Activities	(6,273)	(39,145)	(2,952)
Financing Activities:
Stock Repurchased	-	(31,152)	-
Issuance of Common Stock	6,973	10,503	2,953
Cash Dividends	(11,221)	(11,151)	(10,982)
Net Cash Used by Financing Activities	(4,248)	(31,800)	(8,029)
Increase in Cash and Cash Equivalents	1,006	3	104
Cash and Cash Equivalents at Beginning of Year	335	332	228
Cash and Cash Equivalents at End of Year	$1,341	$335	$332

22. Quarterly Unaudited Financial Data

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in 2019 and 2018. This information is derived from unaudited consolidated financial statements that include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

2019 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Interest Income	$37,173	$38,626	$38,810	$39,099	$153,708
Total Interest Expense	2,966	3,253	3,530	3,445	13,194
Net Interest Income	34,207	35,373	35,280	35,654	140,514
Provision for Credit Losses	-	200	-	-	200
Net Interest Income After
Provision for Credit Losses	34,207	35,173	35,280	35,654	140,314
Total Non-Interest Income	4,464	4,400	3,974	4,403	17,241
Total Non-Interest Expense	20,445	20,565	20,856	20,376	82,242
Income Before Income Taxes	18,226	19,008	18,398	19,681	75,313
Provision for Income Taxes	4,677	4,903	4,660	5,037	19,277
Net Income	$13,549	$14,105	$13,738	$14,644	$56,036
Basic Earnings Per Common Share	$17.27	$17.92	$17.45	$18.54	$71.18

2018 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Interest Income	$30,428	$32,161	$34,065	$36,799	$133,453
Total Interest Expense	1,522	1,660	2,157	2,611	7,950
Net Interest Income	28,906	30,501	31,908	34,188	125,503
Provision for Credit Losses	333	500	2,500	2,200	5,533
Net Interest Income After
Provision for Credit Losses	28,573	30,001	29,408	31,988	119,970
Total Non-Interest Income	4,665	2,283	4,208	4,063	15,219
Total Non-Interest Expense	19,936	18,145	18,621	18,757	75,459
Income Before Income Taxes	13,302	14,139	14,995	17,294	59,730
Provision for Income Taxes	3,361	3,589	2,995	4,258	14,203
Net Income	$9,941	$10,550	$12,000	$13,036	$45,527
Basic Earnings Per Common Share	$12.24	$12.90	$15.12	$16.56	$56.82

23. Subsequent Events

On January 10, 2020, the Company issued 523 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans at a price of $770 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds will be contributed to the Bank as equity capital.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

The Company maintains controls and procedures designed to ensure that all relevant information is recorded and reported in all filings of financial reports. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2019.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding the Executive Officers of the Company and/or Bank:

Name and Position(s)	Age	Principal Occupation during the Past Five Years

Kent A. Steinwert Chairman, President & Chief Executive Officer of the Company and Bank	67	Chairman, President & Chief Executive Officer of the Company and Bank.

Deborah E. Skinner Executive Vice President & Chief Administrative Officer of the Bank	57	Executive Vice President & Chief Administrative Officer of the Bank.

Stephen W. Haley Executive Vice President & Chief Financial Officer & Secretary of the Company and Bank	66	Executive Vice President & Chief Financial Officer of the Company and Bank.

Kenneth W. Smith Executive Vice President & Senior Credit Officer of the Company and Bank	60	Executive Vice President & Senior Credit Officer of the Company and Bank.

David M. Zitterow Executive Vice President, Wholesale Banking Division of the Bank	47	Executive Vice President, Wholesale Banking Division of the Bank since May 2017. Senior Vice President – Northern California Regional Executive – Umpqua Bank, April 2014 – May 2017.

Jay J. Colombini Executive Vice President, Wholesale Banking Division of the Bank	57	Executive Vice President, Wholesale Banking Division of the Bank.

Ryan J. Misasi Executive Vice President, Retail Banking Division of the Bank	43	Executive Vice President, Retail Banking Division of the Bank.

Also, see “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders which will be filed with the SEC and which is incorporated herein by reference. During 2019, there were no changes in procedures for the election of directors.

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

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A. The Company does not have any equity compensation plans, which require disclosure under Item 201(d) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements. Incorporated herein by reference, are listed in Item 8 hereof.

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits.

Exhibit Number	Description

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

3.2
Amended By-Laws (incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 4, 2016, the Registrant’s Current Report on Form 8-K dated September 19, 2008, Appendix 3 to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2007 Annual Meeting of Stockholders, Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 7, 2005, and Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K dated April 30, 1999).

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

4.3	Description of F&M Bancorp Capital Stock, filed on Registrant’s Form 10-K for the year ended December 31, 2019.
10.1
Amended and Restated Employment Agreement effective August 1, 2019, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2019, is incorporated herein by reference.

10.3
Amended and Restated Employment Agreement effective August 1, 2019, between Farmers & Merchants Bank of Central California and Deborah E. Skinner, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2019, is incorporated herein by reference.

10.4
Amended and Restated Employment Agreement effective August 1, 2019, between Farmers & Merchants Bank of Central California and Kenneth W. Smith, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2019, is incorporated herein by reference.

10.6
Amended and Restated Employment Agreement effective August 1, 2019, between Farmers & Merchants Bank of Central California and Stephen W. Haley, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2019, is incorporated herein by reference.

10.8
Amended and Restated Employment Agreement effective August 1, 2019, between Farmers & Merchants Bank of Central California and Jay J. Colombini, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2019, is incorporated herein by reference.

10.10
Amended and Restated Employment Agreement effective August 1, 2019, between Farmers & Merchants Bank of Central California and Ryan J. Misasi, filed on Registrant’s Form 10-Q for the quarter ended June 30, 2019, is incorporated herein by reference.

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

Farmers & Merchants Bancorp
(Registrant)

	By	/s/ Stephen W. Haley
Dated: March 13, 2020		Stephen W. Haley
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2020.

/s/ Kent A. Steinwert	Chairman, President & Chief Executive Officer
Kent A. Steinwert	(Principal Executive Officer)

/s/ Stephen W. Haley	Executive Vice President & Chief Financial Officer
Stephen W. Haley	(Principal Financial and Accounting Officer)

/s/ Gary Long	/s/ Calvin Suess
Gary Long, Director	Calvin Suess, Director

/s/ Kevin Sanguinetti	/s/ Edward Corum, Jr.
Kevin Sanguinetti, Director	Edward Corum, Jr., Director

/s/ Stephenson K. Green	/s/ Terrence A. Young
Stephenson K. Green, Director	Terrence A. Young, Director