Form 10-Q
period 2020-03-31
FARMERS & MERCHANTS BANCORP
filed 2020-05-11
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number:  000-26099

FARMERS & MERCHANTS BANCORP
(Exact name of registrant as specified in its charter)

Delaware	94-332782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 W. Pine Street, Lodi, California	95240
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
 Number of shares of common stock of the registrant 793,556 outstanding as of May 8, 2020.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP Consolidated Balance Sheets (in thousands except share data)

Assets	March 31, 2020 (Unaudited)	December 31, 2019	March 31, 2019 (Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$57,304	$71,564	$54,444
Interest Bearing Deposits with Banks	225,656	223,194	43,366
Total Cash and Cash Equivalents	282,960	294,758	97,810

Investment Securities:
Available-for-Sale, at Fair Value	532,246	507,386	491,289
Held-to-Maturity	58,701	60,229	54,412
Total Investment Securities	590,947	567,615	545,701

Loans & Leases:	2,670,109	2,673,027	2,563,968
Less: Allowance for Credit Losses	54,824	55,012	54,907
Loans & Leases, Net	2,615,285	2,618,015	2,509,061

Premises and Equipment, Net	45,910	45,271	32,380
Bank Owned Life Insurance, Net	67,657	67,148	65,609
Interest Receivable and Other Assets	117,682	129,023	145,354
Total Assets	$3,720,441	$3,721,830	$3,395,915

Liabilities
Deposits:
Demand	$1,009,561	$1,067,187	$915,164
Interest Bearing Transaction	695,283	697,952	655,117
Savings and Money Market	1,028,681	994,958	912,977
Time	521,748	517,922	524,782
Total Deposits	3,255,273	3,278,019	3,008,040

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	60,628	64,205	47,247
Total Liabilities	3,326,211	3,352,534	3,065,597

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 793,556, 793,033 and 787,307, Shares Issued and Outstanding at March 31, 2020, December 31, 2019 and March 31, 2019, Respectively	8	8	8
Additional Paid-In Capital	80,350	79,947	75,538
Retained Earnings	300,158	286,036	254,770
Accumulated Other Comprehensive Income	13,714	3,305	2
Total Shareholders' Equity	394,230	369,296	330,318
Total Liabilities and Shareholders' Equity	$3,720,441	$3,721,830	$3,395,915

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Income (Unaudited)
(in thousands except per share data)	Three Months Ended March 31,
	2020	2019
Interest Income
Interest and Fees on Loans & Leases	$34,160	$33,177
Interest on Deposits with Banks	947	1,125
Interest on Investment Securities:
Taxable	3,152	2,427
Exempt from Federal Tax	430	444
Total Interest Income	38,689	37,173

Interest Expense
Deposits	3,144	2,821
Subordinated Debentures	119	145
Total Interest Expense	3,263	2,966

Net Interest Income	35,426	34,207
Provision for Credit Losses	-	-
Net Interest Income After Provision for Credit Losses	35,426	34,207

Non-Interest Income
Service Charges on Deposit Accounts	920	876
Net Gain on Sale of Investment Securities	13	-
Increase in Cash Surrender Value of Life Insurance	509	492
Debit Card and ATM Fees	1,277	1,177
Net (Loss) Gain on Deferred Compensation Investments	(662)	1,045
Other	870	874
Total Non-Interest Income	2,927	4,464

Non-Interest Expense
Salaries and Employee Benefits	14,880	13,424
Net (Loss) Gain on Deferred Compensation Investments	(662)	1,045
Occupancy	1,106	1,040
Equipment	1,168	1,177
Marketing	245	380
Legal	30	869
FDIC Insurance	-	241
Other	3,023	2,269
Total Non-Interest Expense	19,790	20,445

Income Before Provision for Income Taxes	18,563	18,226
Provision for Income Taxes	4,441	4,677
Net Income	$14,122	$13,549
Basic and Diluted Earnings Per Common Share	$17.80	$17.27

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Comprehensive Income (Unaudited) (in thousands)

	Three Months Ended March 31,
	2020	2019
Net Income	$14,122	$13,549

Other Comprehensive Income
Increase in Net Unrealized Gain on Available-for-Sale Securities	14,790	4,246
Deferred Tax Benefit Related to Unrealized Gains	(4,372)	(1,256)
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	(13)	-
Deferred Tax Benefit Related to Reclassification Adjustment	4	-
Change in Net Unrealized Gain on Available-for-Sale Securities, Net of Tax	10,409	2,990
Total Other Comprehensive Income	10,409	2,990
Comprehensive Income	$24,531	$16,539

The accompanying notes are an integral part of these unaudited consolidated financial statements

Farmers & Merchants Bancorp Consolidated Statements of Changes in Shareholders' Equity (Unaudited) (in thousands except share data)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balance, January 1, 2019	783,721	$8	$72,974	$241,221	$(2,988)	$311,215
Net Income		-	-	13,549	-	13,549
Issuance of Common Stock	3,586	-	2,564	-	-	2,564
Change in Net Unrealized Gain on Securities Available-for-Sale, net of tax		-	-	-	2,990	2,990
Balance, March 31, 2019	787,307	$8	$75,538	$254,770	$2	$330,318

Balance, January 1, 2020	793,033	$8	$79,947	$286,036	$3,305	$369,296
Net Income		-	-	14,122	-	14,122
Issuance of Common Stock	523	-	403	-	-	403
Change in Net Unrealized Gain on Securities Available-for-Sale, net of tax		-	-	-	10,409	10,409
Balance, March 31, 2020	793,556	$8	$80,350	$300,158	$13,714	$394,230

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Operating Activities:
Net Income	$14,122	$13,549
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	709	692
Net Amortization of Investment Security Premiums & Discounts	125	115
Amortization of Core Deposit Intangible	157	160
Accretion of Discount on Acquired Loans	(90)	(5)
Net Gain on Sale of Investment Securities	(13)	-
Net Change in Operating Assets & Liabilities:
Net Decrease in Interest Receivable and Other Assets	8,718	6,456
Net Decrease in Interest Payable and Other Liabilities	(3,417)	(2,080)
Net Cash Provided by Operating Activities	20,311	18,887
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(67,661)	(155,798)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	57,595	138,952
Purchase of Investment Securities Held-to-Maturity	(2,380)	(2,025)
Proceeds from Matured or Called Securities Held-to-Maturity	3,904	1,160
Net Loans & Leases Paid, Originated or Acquired	2,743	6,877
Principal Collected on Loans & Leases Previously Charged Off	77	42
Additions to Premises and Equipment, Net	(1,352)	(449)
Purchase of Other Investments	(2,289)	(608)
Net Cash Used in Investing Activities	(9,363)	(11,849)
Financing Activities:
Net Decrease in Deposits	(22,746)	(54,792)
Net Cash Used in Financing Activities	(22,746)	(54,792)
Net Change in Cash and Cash Equivalents	(11,798)	(47,754)
Cash and Cash Equivalents at Beginning of Period	294,758	145,564
Cash and Cash Equivalents at End of Period	$282,960	$97,810
Supplementary Data
Cash Payments Made for Income Taxes	$3	$-
Issuance of Common Stock to the Bank's Non-Qualified Retirement Plans	$403	$2,564
Interest Paid	$3,628	$2,128
Supplementary Noncash Disclosure
Lease Liabilities Arising from Obtaining Right-of-Use Assets	$-	$4,729
Security (purchases) sales settled in subsequent period	$-	$25,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

Our operating leases relate primarily to office space and bank branches. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use ("ROU") asset of $4.73 million and an operating lease liability of $4.73 million on January 1, 2019, with no impact on our consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. See Note 9 – “Leases” for additional information.

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

Investment Securities
Investment securities are classified at the time of purchase as held-to-maturity (“HTM”) if it is management’s intent and the Company has the ability to hold the securities until maturity. These securities are carried at cost, adjusted for amortization of premium to earliest call date and accretion of discount using a level yield of interest over the estimated remaining period until maturity. Losses, reflecting a decline in value judged by the Company to be other than temporary, are recognized in the period in which they occur.

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

A restructuring of a loan or lease constitutes a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the borrower’s (the term “borrower” is used herein to describe a customer who has entered into either a loan or lease transaction) financial difficulties grants a more than insignificant concession to the borrower that it would not otherwise consider. Restructured loans & leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment as described above.

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

On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law by Congress. The CARES Act provides financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to TDR’s for a limited period of time to account for the effects of COVID-19. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act and the impact of COVID-19 on the Company.

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

On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law by Congress. The CARES Act restricts the ability of financial institutions to exercise their foreclosure rights on residential and multi-family properties backed by federally guaranteed mortgage loans. The State of California has gone further and temporarily suspended all residential and commercial foreclosures. The Company is working with its borrowers when they make requests to defer payments on their mortgage loans. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act and the impact of COVID-19 on the Company.

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

The Company accounts for its interest in Low Income Housing Tax Credits (LIHTC) using the cost method as established in ASC 323-740. As an investor, the Company obtains income tax credits and deductions from the operating losses of these tax credit entities. The income tax credits and deductions are allocated to the investors based on their ownership percentages and are recorded as a reduction of income tax expense (or an increase to income tax benefit) and a reduction of federal income taxes payable.

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

At March 31, 2020 and 2019, the Company has no material uncertain tax positions and recognized no interest or penalties. The Company's policy is to recognize interest and penalties related to income taxes in the provision for income taxes in the Consolidated Statement of Income.

Basic and Diluted Earnings Per Common Share
The Company’s common stock is not traded on any exchange. However, trades are reported on the OTCQX under the symbol "FMCB". The shares are primarily held by local residents and are not actively traded. Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore, there is no presentation of diluted basic earnings per common share. See Note 8 – “Dividends and Basic Earnings Per Common Share” for additional information.

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

Goodwill and Other Intangible Assets: Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill that arises from a business combination is periodically evaluated for impairment at the reporting unit level, at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible ("CDI") represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and evaluated periodically for impairment. The CDI asset is amortized on a straight-line method over its estimated useful life of ten years. At March 31, 2020, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Core Deposit Intangible Amortization	$469	$611	$593	$573	$549	$1,688	$4,483

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

2.	Risks and Uncertainties

The COVID-19 pandemic has affected all of us.  Designated as an “essential business”, the Company’s subsidiary, Farmers & Merchants Bank of Central California, has kept all branches open and maintained regular business hours during these difficult times. Our staffing levels have remained stable during the COVID-19 crisis. We have taken what we believe are prudent measures to protect our employees and customers, while still providing core banking services.

On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law by Congress. Through this legislation, as well as related federal and state regulatory actions, the federal government has taken extraordinary efforts to provide financial assistance to individuals and companies to help them move through the next 2-3 months. However, there are no guaranties how long the COVID-19 virus may continue to impact our economy, and therefore, the Company.

While we expect the effects of COVID-19 to have an adverse future impact on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at the current time.

3.	Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows (in thousands):

	Amortized	Gross Unrealized		Fair/Book
March 31, 2020	Cost	Gains	Losses	Value
US Treasury Notes	$14,777	$622	$-	15,399
US Govt SBA	10,043	9	98	9,954
Mortgage Backed Securities (1)	482,439	18,945	8	501,376
Other	5,517	-	-	5,517
Total	$512,776	$19,576	$106	$532,246

	Amortized	Gross Unrealized		Fair/Book
December 31, 2019	Cost	Gains	Losses	Value
US Treasury Notes	$54,745	$250	$-	$54,995
US Govt SBA	10,902	9	113	10,798
Mortgage Backed Securities (1)	436,531	4,646	99	441,078
Other	515	-	-	515
Total	$502,693	$4,905	$212	$507,386

	Amortized	Gross Unrealized		Fair/Book
March 31, 2019	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,021	$6	$-	$3,027
US Treasury Notes	164,660	48	34	164,674
US Govt SBA	14,554	5	147	14,412
Mortgage Backed Securities (1)	303,895	1,764	1,639	304,020
Other	5,156	-	-	5,156
Total	$491,286	$1,823	$1,820	$491,289

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
March 31, 2020	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$58,701	$812	$10	$59,503
Total	$58,701	$812	$10	$59,503

	Book	Gross Unrealized		Fair
December 31, 2019	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,229	$880	$12	$61,097
Total	$60,229	$880	$12	$61,097

	Book	Gross Unrealized		Fair
March 31, 2019	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$54,412	$571	$1	$54,982
Total	$54,412	$571	$1	$54,982

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at March 31, 2020 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
March 31, 2020	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$5,574	$5,574	$3,980	$3,980
After one year through five years	15,092	15,713	4,894	4,899
After five years through ten years	829	829	24,064	24,783
After ten years	8,842	8,754	25,763	25,841
	30,337	30,870	58,701	59,503

Investment securities not due at a single maturity date:
Mortgage-backed securities	482,439	501,376	-	-

Total	$512,776	$532,246	$58,701	$59,503

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
March 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Govt SBA	$2,458	$5	$4,674	$93	$7,132	$98
Mortgage Backed Securities	1,503	2	255	6	1,758	8
Total	$3,961	$7	$4,929	$99	$8,890	$106

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$728	$10	$-	$-	$728	$10
Total	$728	$10	$-	$-	$728	$10

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Govt SBA	$2,693	$6	$5,198	$107	$7,891	$113
Mortgage Backed Securities	131,005	88	713	11	131,718	99
Total	$133,698	$94	$5,911	$118	$139,609	$212

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$355	$12	$-	$-	$355	$12
Total	$355	$12	$-	$-	$355	$12

	Less Than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$149,962	$28	$4,909	$6	$154,871	$34
US Govt SBA	1,310	-	10,823	147	12,133	147
Mortgage Backed Securities	5,434	25	190,452	1,614	195,886	1,639
Total	$156,706	$53	$206,184	$1,767	$362,890	$1,820

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$229	$1	$360	$-	$589	$1
Total	$229	$1	$360	$-	$589	$1

As of March 31, 2020, the Company held 551 investment securities of which 25 were in an unrealized loss position for less than twelve months. 72 securities were in an unrealized position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

U.S. Treasury Notes – At March 31, 2020, no U.S. Treasury Note security investments were in an unrealized loss position for less than 12 months and none were in an unrealized loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Treasury Notes were $0 at March 31, 2020 and December 31, 2019, and $34,000 at March 31, 2019. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2020, December 31, 2019, and March 31, 2019.

U.S. Government SBA – At March 31, 2020, 16 U.S. Government SBA security investments were in an unrealized loss position for less than 12 months and 53 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Government SBA securities were $98,000 at March 31, 2020 and $113,000 at December 31, 2019, and $147,000 at March 31, 2019. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2020, December 31, 2019, and March 31, 2019.

Mortgage Backed Securities – At March 31, 2020, 5 mortgage backed security investments were in an unrealized loss position for less than 12 months and 19 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage backed securities were $8,000, $99,000, and $1.6 million at March 31, 2020, December 31, 2019, and March 31, 2019, respectively. The unrealized losses were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2020, December 31, 2019, and March 31, 2019.

Obligations of States and Political Subdivisions - At March 31, 2020, 4 obligation of states and political subdivisions were in an unrealized loss position for less than 12 months. None were in an unrealized loss position for 12 months or more. As of March 31, 2020, one-hundred percent of the Company’s bank-qualified municipal bond portfolio was rated at either the issue or issuer level, and all of these ratings were “investment grade.” The Company monitors the status of all municipal investments in the portfolio and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $10,000, $12,000 and $1,000 at March 31, 2020, December 31, 2019 and March 31, 2019, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2020, December 31, 2019, and March 31, 2019.

Proceeds from sales and calls of securities for the periods shown were as follows:

(in thousands)	Proceeds	Gains	Losses
Three Months Ended March 31, 2020	$2,255	$13	$-
Three Months Ended March 31, 2019	$-	$-	$-

Pledged Securities
As of March 31, 2020, securities carried at $381.3 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $352.5 million at December 31, 2019, and $262.1 million at March 31, 2019.

4.	Federal Home Loan Bank Stock and Other Equity Securities, at Cost

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and other equity securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock and other equity securities are reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets and totaled $12.7 million at March 31, 2020 and December 31, 2019.  This amount was at $12.5 million at March 31, 2019.

5.	Loans & Leases and Allowance for Credit Losses

Loans & Leases consisted of the following:

Loan & Lease Portfolio (in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Commercial Real Estate	$868,736	$846,486	$823,028
Agricultural Real Estate	594,154	625,767	603,601
Real Estate Construction	126,956	115,644	99,837
Residential 1st Mortgages	256,732	255,253	258,359
Home Equity Lines & Loans	40,747	39,270	40,072
Agricultural	264,771	292,904	257,004
Commercial	404,329	384,795	364,439
Consumer & Other	14,839	15,422	18,418
Leases	105,362	104,470	105,823
Total Gross Loans & Leases	2,676,626	2,680,011	2,570,581
Less: Unearned Income	6,517	6,984	6,613
Subtotal	2,670,109	2,673,027	2,563,968
Less: Allowance for Credit Losses	54,824	55,012	54,907
Net Loans & Leases	$2,615,285	$2,618,015	$2,509,061

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

March 31, 2020	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2020	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Charge-Offs	-	-	-	-	-	-	(244)	(21)	-	-	(265)
Recoveries	-	-	-	19	20	28	2	8	-	-	77
Provision	69	(659)	(22)	163	88	(1,145)	990	(61)	26	551	-
Ending Balance- March 31, 2020	$11,122	$14,469	$1,927	$1,037	$2,783	$6,959	$12,214	$382	$3,188	$743	$54,824
Ending Balance Individually Evaluated for Impairment	-	-	-	116	10	398	11	60	-	-	595
Ending Balance Collectively Evaluated for Impairment	11,122	14,469	1,927	921	2,773	6,561	12,203	322	3,188	743	54,229
Loans:
Ending Balance	$861,311	$594,154	$126,956	$256,732	$40,747	$264,771	$404,329	$14,839	$106,270	$-	$2,670,109
Ending Balance Individually Evaluated for Impairment	4,486	5,629	-	2,310	200	733	1,517	196	-	-	15,071
Ending Balance Collectively Evaluated for Impairment	$856,825	$588,525	$126,956	$254,422	$40,547	$264,038	$402,812	$14,643	$106,270	$-	$2,655,038

December 31, 2019	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2019	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Charge-Offs	-	-	-	-	-	-	(592)	(83)	-	-	(675)
Recoveries	-	38	-	13	28	-	90	52	-	-	221
Provision	(556)	998	700	(38)	(114)	(166)	312	(7)	(860)	(69)	200
Ending Balance- December 31, 2019	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Ending Balance Individually Evaluated for Impairment	234	-	-	118	12	99	137	61	-	-	661
Ending Balance Collectively Evaluated for Impairment	10,819	15,128	1,949	737	2,663	7,977	11,329	395	3,162	192	54,351
Loans & Leases:
Ending Balance	$838,570	$625,767	$115,644	$255,253	$39,270	$292,904	$384,795	$15,422	$105,402	$-	$2,673,027
Ending Balance Individually Evaluated for Impairment	4,524	5,654	-	2,368	229	188	1,528	200	-	-	14,691
Ending Balance Collectively Evaluated for Impairment	834,046	620,113	115,644	252,885	39,041	292,716	383,267	15,222	105,402	-	2,658,336

March 31, 2019	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2019	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Charge-Offs	-	-	-	-	-	-	(379)	(21)	-	-	(400)
Recoveries	-	6	-	3	6	-	12	14	-	-	41
Provision	(209)	395	(42)	(20)	(29)	(794)	644	(20)	(14)	89	-
Ending Balance- March 31, 2019	$11,400	$14,493	$1,207	$863	$2,738	$7,448	$11,933	$467	$4,008	$350	$54,907
Ending Balance Individually Evaluated for Impairment	214	-	-	124	13	98	172	6	-	-	627
Ending Balance Collectively Evaluated for Impairment	11,186	14,493	1,207	739	2,725	7,350	11,761	461	4,008	350	54,280
Loans:
Ending Balance	$815,366	$603,601	$99,837	$258,359	$40,072	$257,004	$364,439	$18,418	$106,872	$-	$2,563,968
Ending Balance Individually Evaluated for Impairment	4,638	7,238	-	2,469	255	200	1,591	6	-	-	16,397
Ending Balance Collectively Evaluated for Impairment	$810,728	$596,363	$99,837	$255,890	$39,817	$256,804	$362,848	$18,412	$106,872	$-	$2,547,571

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $2.5 million at March 31, 2020, $2.6 million at December 31, 2019 and $2.7 million at March 31, 2019, which are no longer classified as TDRs.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

March 31, 2020	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$854,346	$6,965	$-	$861,311
Agricultural Real Estate	580,205	1,136	12,813	594,154
Real Estate Construction	126,956	-	-	126,956
Residential 1st Mortgages	256,027	-	705	256,732
Home Equity Lines & Loans	40,577	-	170	40,747
Agricultural	263,794	-	977	264,771
Commercial	400,735	2,321	1,273	404,329
Consumer & Other	14,392	-	447	14,839
Leases	106,270	-	-	106,270
Total	$2,643,302	$10,422	$16,385	$2,670,109

December 31, 2019	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$831,941	$6,629	$-	$838,570
Agricultural Real Estate	611,792	1,136	12,839	625,767
Real Estate Construction	115,644	-	-	115,644
Residential 1st Mortgages	254,459	-	794	255,253
Home Equity Lines & Loans	39,092	-	178	39,270
Agricultural	289,276	2,617	1,011	292,904
Commercial	380,650	3,239	906	384,795
Consumer & Other	14,934	-	488	15,422
Leases	105,402	-	-	105,402
Total	$2,643,190	$13,621	$16,216	$2,673,027

March 31, 2019	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$813,090	$2,276	$-	$815,366
Agricultural Real Estate	587,444	2,847	13,310	603,601
Real Estate Construction	99,837	-	-	99,837
Residential 1st Mortgages	257,878	-	481	258,359
Home Equity Lines & Loans	40,028	-	44	40,072
Agricultural	250,630	6,167	207	257,004
Commercial	360,525	2,983	931	364,439
Consumer & Other	18,263	-	155	18,418
Leases	106,872	-	-	106,872
Total	$2,534,567	$14,273	$15,128	$2,563,968

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at March 31, 2020, December 31, 2019, and March 31, 2019, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated
(in thousands):

March 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$861,311	$861,311
Agricultural Real Estate	-	-	-	-	-	594,154	594,154
Real Estate Construction	-	-	-	-	-	126,956	126,956
Residential 1st Mortgages	-	-	-	-	-	256,732	256,732
Home Equity Lines & Loans	226	-	-	-	226	40,521	40,747
Agricultural	-	-	-	549	549	264,222	264,771
Commercial	250	-	-	-	250	404,079	404,329
Consumer & Other	7	-	-	-	7	14,832	14,839
Leases	-	-	-	-	-	106,270	106,270
Total	$483	$-	$-	$549	$1,032	$2,669,077	$2,670,109

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$838,570	$838,570
Agricultural Real Estate	-	-	-	-	-	625,767	625,767
Real Estate Construction	240	-	-	-	240	115,404	115,644
Residential 1st Mortgages	-	-	-	-	-	255,253	255,253
Home Equity Lines & Loans	-	-	-	-	-	39,270	39,270
Agricultural	-	-	-	-	-	292,904	292,904
Commercial	77	-	-	-	77	384,718	384,795
Consumer & Other	35	-	-	-	35	15,387	15,422
Leases	-	-	-	-	-	105,402	105,402
Total	$352	$-	$-	$-	$352	$2,672,675	$2,673,027

March 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$815,366	$815,366
Agricultural Real Estate	-	-	-	-	-	603,601	603,601
Real Estate Construction	-	-	-	-	-	99,837	99,837
Residential 1st Mortgages	707	-	-	-	707	257,652	258,359
Home Equity Lines & Loans	-	-	-	-	-	40,072	40,072
Agricultural	-	-	-	-	-	257,004	257,004
Commercial	-	-	-	-	-	364,439	364,439
Consumer & Other	20	-	-	-	20	18,398	18,418
Leases	-	-	-	-	-	106,872	106,872
Total	$727	$-	$-	$-	$727	$2,563,241	$2,563,968

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

March 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$2,888	$2,888	$-	$1,487	$29
Agricultural Real Estate	5,629	5,629	-	5,642	89
Commercial	1,507	1,507	-	754	15
	$10,024	$10,024	$-	$7,883	$133
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$1,411	$-
Agricultural Real Estate	549	549	214	275	-
Residential 1st Mortgages	1,550	1,761	77	1,556	19
Home Equity Lines & Loans	67	78	3	68	1
Agricultural	184	184	184	186	2
Commercial	11	11	11	770	-
Consumer & Other	196	196	61	198	4
	$2,557	$2,779	$550	$4,464	$26
Total	$12,581	$12,803	$550	$12,347	$159

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$86	$86	$-	$90	$8
Agricultural Real Estate	5,654	5,654	-	6,069	379
Commercial	-	-	-	8	1
	$5,740	$5,740	$-	$6,167	$388
With an allowance recorded:
Commercial Real Estate	$2,822	$2,822	$234	$2,853	$94
Residential 1st Mortgages	1,562	1,770	74	1,601	73
Home Equity Lines & Loans	68	79	7	71	4
Agricultural	188	188	99	195	6
Commercial	1,528	1,528	137	1,554	53
Consumer & Other	200	200	61	54	-
	$6,368	$6,587	$612	$6,328	$230
Total	$12,108	$12,327	$612	$12,495	$618

March 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$93	$93	$-	$94	$2
Agricultural Real Estate	7,239	7,238	-	7,239	73
	$7,332	$7,331	$-	$7,333	$75
With an allowance recorded:
Commercial Real Estate	$2,883	$2,875	$214	$2,893	$23
Residential 1st Mortgages	1,625	1,829	81	1,633	21
Home Equity Lines & Loans	73	83	4	74	1
Agricultural	201	200	98	101	-
Commercial	1,596	1,590	172	1,620	14
Consumer & Other	6	7	6	6	-
	$6,384	$6,584	$575	$6,327	$59
Total	$13,716	$13,915	$575	$13,660	$134

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

On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law by Congress. The CARES Act provides financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to TDR’s for a limited period of time to account for the effects of COVID-19. In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. For borrowers who are 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluate the loan modifications under our existing TDR framework, and where such a loan modification would result in a more than insignificant concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act and the impact of COVID-19 on the Company.

At March 31, 2020, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.

At March 31, 2020, the Company allocated $336,000 of specific reserves to $12.6 million of troubled debt restructured loans & leases, all of which were performing. The Company had no commitments at March 31, 2020 to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the three-month period ended March 31, 2020, no loans or leases were modified as a troubled debt restructuring.

During the three months ended March 31, 2020, the year ended December 31, 2019, and the three months ended March 31, 2019, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

At December 31, 2019, the Company allocated $612,000 of specific reserves to $12.1 million of troubled debt restructured loans, all of which were performing. The Company had no commitments at December 31, 2019 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

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

The following table presents loans by class modified as troubled debt restructured loans for the period ended December 31, 2019 (in thousands):

	December 31, 2019
Troubled Debt Restructurings	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Agricultural	1	$201	$201
Consumer & Other	1	195	195
Total	2	$396	$396

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

The following table presents loans or leases by class modified as TDRs during the three-month period ended March 31, 2019 (in thousands):

	March 31, 2019
Troubled Debt Restructurings	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Agricultural	1	$201	$201
Total	1	$201	$201

The troubled debt restructurings described above increased the allowance for credit losses by $84,000 for the three months ended March 31, 2019.

6. Fair Value Measurements

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

		Fair Value Measurements At March 31, 2020, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
US Treasury Notes	$15,399	$15,399	$-	$-
US Govt SBA	9,954	-	9,954	-
Mortgage Backed Securities	501,376	-	501,376	-
Other	5,517	5,207	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$532,246	$20,606	$511,640	$-

		Fair Value Measurements At December 31, 2019, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
US Treasury Notes	$54,995	$54,995	$-	$-
US Govt SBA	10,798	-	10,798	-
Mortgage Backed Securities	441,078	-	441,078	-
Other	515	205	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$507,386	$55,200	$452,186	$-

		Fair Value Measurements At March 31, 2019, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,027	$-	$3,027	$-
US Treasury Notes	164,674	164,674	-	-
US Govt SBA	14,412	-	14,412	-
Mortgage Backed Securities	304,020	-	304,020	-
Other	5,156	203	310	4,643
Total Assets Measured at Fair Value On a Recurring Basis	$491,289	$164,877	$321,769	$4,643

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the period ended March 31, 2020, there were no transfers in or out of level 1, 2, or 3.

Certain securities, categorized as Level 3 assets as of March 31, 2019 consisted of: (1) $3.0 million in limited liability companies (LLC) that invest in CRA qualified SBA loans; (2) $1.4 million in registered warrants issued by California reclamation districts; and (3) $200,000 in The Independent Bankers’ Bank stock. These securities do not have readily available values, and are carried at cost, plus/minus observable price changes, less impairment. The significant unobservable data reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average lives and credit information. There were no gains, losses or transfers in or out of level 3 during the three-month period ended March 31, 2019.

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

		Fair Value Measurements At March 31, 2020, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgage	$1,470	$-	$-	$1,470
Home Equity Lines and Loans	64	-	-	64
Consumer	135			135
Total Impaired Loans	1,669	-	-	1,669
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$2,542	$-	$-	$2,542

		Fair Value Measurements At December 31, 2019, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$2,588	$-	$-	$2,588
Residential 1st Mortgage	1,403	-	-	1,403
Home Equity Lines and Loans	142	-	-	142
Agricultural	88	-	-	88
Commercial	1,391	-	-	1,391
Consumer	139	-	-	139
Total Impaired Loans	5,751	-	-	5,751
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,624	$-	$-	$6,624

		Fair Value Measurements At March 31, 2019, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$2,660	$-	$-	$2,660
Residential 1st Mortgage	1,540	-	-	1,540
Home Equity Lines and Loans	69	-	-	69
Agricultural	102	-	-	102
Commercial	1,418	-	-	1,418
Total Impaired Loans	5,789	-	-	5,789
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,662	$-	$-	$6,662

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

March 31, 2020 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Residential 1st Mortgage	$1,470	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 4%, 2.84%
Home Equity Lines and Loans	$64	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1.07%
Consumer	$135	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	4%, 4%

Other Real Estate
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

December 31, 2019 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Commercial Real Estate	$2,588	Income Approach	Capitalization Rate	3.3%, 3.3%
Residential 1st Mortgages	$1,403	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.8% - 6.4%, 3%
Home Equity Lines and Loans	$142	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1.3%
Agricultural	$88	Income Approach	Capitalization Rate	4.3%, 4.3%
Commercial	$1,391	Income Approach	Capitalization Rate	3.3%, 3.3%
Consumer	$139	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	40.6%, 40.6%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

March 31, 2019 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Commercial Real Estate	$2,660	Income Approach	Capitalization Rate	3.25%, 3.25%
Residential 1st Mortgage	$1,540	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% -4%, 2.85%
Home Equity Lines and Loans	$69	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1.50%
Agricultural	$102	Income Approach	Capitalization Rate	5.10%, 5.10%
Commercial	$1,418	Income Approach	Capitalization Rate	3.25% - 8.70%, 3.40%

Other Real Estate
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

7.	Fair Value of Financial Instruments

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
March 31, 2020 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$282,960	$282,960	$-	$-	$282,960

Investment Securities Available-for-Sale	532,246	20,606	511,640	-	532,246

Investment Securities Held-to-Maturity	58,701	-	29,296	30,207	59,503

Loans & Leases, Net	2,615,285	-	-	2,605,120	2,605,120
Accrued Interest Receivable	12,541	-	12,541	-	12,541

Liabilities:
Deposits	3,255,273	2,733,525	524,013	-	3,257,538
Subordinated Debentures	10,310	-	7,415	-	7,415
Accrued Interest Payable	2,430	-	2,430	-	2,430

		Fair Value of Financial Instruments Using
December 31, 2019 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$294,758	$294,758	$-	$-	$294,758

Investment Securities Available-for-Sale	507,386	55,200	452,186	-	507,386

Investment Securities Held-to-Maturity	60,229	-	31,253	29,844	61,097

Loans & Leases, Net	2,618,015	-	-	2,584,805	2,584,805
Accrued Interest Receivable	16,733	-	16,733	-	16,733

Liabilities:
Deposits	3,278,019	2,760,097	517,172	-	3,277,269
Subordinated Debentures	10,310	-	7,325	-	7,325
Accrued Interest Payable	2,795	-	2,795	-	2,795

		Fair Value of Financial Instruments Using
March 31, 2019 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$97,810	$97,810	$-	$-	$97,810

Investment Securities Available-for-Sale	491,289	164,877	321,769	4,643	491,289

Investment Securities Held-to-Maturity	54,412	-	36,705	18,276	54,981

Loans & Leases, Net	2,509,061	-	-	2,490,197	2,490,197
Accrued Interest Receivable	12,524	-	12,524	-	12,524

Liabilities:
Deposits	3,008,040	2,483,258	521,321	-	3,004,579
Subordinated Debentures	10,310	-	7,600	-	7,600
Accrued Interest Payable	2,193	-	2,193	-	2,193

8.	Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. However, trades are reported on the OTCQX under the symbol “FMCB.” No cash dividends were declared during the first quarter of 2020 or 2019.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore, there is no presentation of diluted basic earnings per common share. The following table calculates the basic earnings per common share for the three months ended March 31, 2020 and 2019.

(net income in thousands)	2020	2019
Net Income	$14,122	$13,549
Weighted Average Number of Common Shares Outstanding	793,504	784,438
Basic and Diluted Earnings Per Common Share	$17.80	$17.27

9.	Leases

Lessee – Operating Leases
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

As of March 31, 2020, operating lease ROU assets and liabilities were $4.81 million and $4.87 million, respectively. Operating lease expenses totaled $208,000 for the three month period ended March 31, 2020. At March 31, 2019, operating lease ROU assets and liabilities were $4.55 million and $4.56 million, respectively. Operating leases had a total cost of $207,000 at March 31, 2019.

The table below summarizes the information related to our operating leases:

(in thousands except for percent and period data)	Three Months Ended March 31, 2020	Year Ended December 31, 2019	Three Months Ended March 31, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flow from Operating Leases	$197	$783	$196
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$-	$5,645	$4,729
Weighted-Average Remaining Lease Term - Operating Leases, in Years	7.68	7.88	7.70
Weighted-Average Discount Rate - Operating Leases	3.2%	3.2%	2.8%

The table below summarizes the maturity of remaining lease liability:

(in thousands)	March 31, 2020
2020	$598
2021	719
2022	686
2023	697
2024	707
2025 and thereafter	2,105
Total Lease Payments	5,512
Less: Interest	(640)
Present Value of Lease Liabilities	$4,872

As of March 31, 2020, we have no additional operating leases for office space that have not yet commenced or that are anticipated to commence during the second quarter of 2020.

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

As a lessor, the Company leases certain types of agriculture equipment, solar equipment, construction equipment and other equipment to its customers. The Company's net investment in direct financing leases was $106.3 million at March 31, 2020, $107.3 million at December 31, 2019 and $106.9 million at March 31, 2019.

10.	Recent Accounting Pronouncements

Recently Adopted Accounting Guidance
The following paragraphs provide descriptions of recently adopted accounting standards that may have had a material effect on the Company’s financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. During 2019 Company completed an assessment of its CECL data and system needs, and engaged a third-party vendor to assist in developing a CECL model. The Company, in conjunction with this vendor, researched and analyzed modeling standards, loan segmentation, as well as potential external inputs to supplement our historical loss history. Model validation began in the third quarter of 2019, enabling us to complete parallel runs using data beginning with the second quarter of 2019.

The new guidance had been effective on January 1, 2020. However, on March 27, 2020 in response to Congress passing the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), federal banking regulators issued an interim final rule allowing banks the option of delaying the implementation of CECL until December 31, 2020 or when the coronavirus national emergency ends, whichever comes first.  The Company has elected to delay CECL implementation, but continues to run its CECL model quarterly to accumulate data for the ultimate implementation.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2020. This analysis should be read in conjunction with our 2019 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

Such factors include, but are not limited to, the following: (1) economic conditions in the Central Valley of California; (2) significant changes in interest rates and loan prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (8) water management issues in California and the resulting impact on the Company’s agricultural customers; (9) expansion into new geographic markets and new lines of business; (10) the impact of COVID-19 on the Company and its customers (see COVID-19 Disclosure below); and (11) other factors discussed in Item 1A. Risk Factors located in the Company’s 2019 Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

COVID-19 (Coronavirus) Disclosure

In an attempt to slow the accelerating spread of COVID-19, on March 16, 2020 the first cities and counties in Northern California were place under “shelter-in-place” orders. By March 19th, the Governor had placed the entire state under these orders. The economic impact of this situation has already been severe. Businesses have been designated as “essential” or “non-essential.” Non-essential businesses have either been closed or had the scope of their activities significantly reduced. Unemployment has increased. The duration of these orders is not known at this time nor is the pace of recovery once they are lifted.

Designated as an “essential business”, Farmers & Merchants Bank of Central California has kept all branches open and maintained regular business hours during this difficult time. Our staffing levels have remained stable during the COVID-19 crisis. For years we have maintained a pandemic flu contingency plan, and undertook early and prudent measures to protect our employees and customers, while still providing core banking services.

Impact on the Banking Industry

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law by Congress. The primary impact of this legislation, as well as related federal and state regulatory actions, is as follows:

•
Paycheck Protection Program (“PPP”) … The Small Business Administration (“SBA”) was directed by Congress to provide up to $349 billion (subsequently expanded by an additional $310 billion) in loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations over the next several months. These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of 2 years, and under certain conditions the SBA can forgive them after eight weeks. Farmers & Merchants Bank of Central California has actively participated in the PPP, and since April, 2020 we have funded over $348 million of loans for 1,512 of our small business customers. Although these loans carry a nominal interest rate of 1% the SBA will pay the banks an origination fee of 1-5% depending on the size of the loan. All fees will be capitalized and amortized over the life of the loan. Since the current assumption is that most of these loans will be forgiven after eight weeks, the income statement impact to the Company in the second or third quarter of 2020 could be significant.

•
Temporary Relief from Troubled Debt Restructurings … The CARES Act provides financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. Farmers & Merchants Bank of Central California is actively working with existing borrowers to restructure loans for up to six months, moving to either interest only payments or interest only with principal deferral for up to six months. After six months, any deferred amounts would then be added to the loan payments for the remaining term of the loan.

•
Foreclosure Actions … The CARES Act restricts the ability of financial institutions to exercise their foreclosure rights on residential and multi-family properties backed by federally guaranteed mortgage loans. The State of California has gone further and temporarily suspended all residential and commercial foreclosures. The Company is working with its borrowers when they make requests to defer payments on their mortgage loans.

•
CECL Implementation Deferral … The Company was originally scheduled to implement ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”) as of January 1, 2020. The CARES Act provides the election to defer CECL implementation until December 31, 2020 or when the national emergency ends, whichever comes first. In addition the national banking regulators have issued a joint statement allowing financial institutions to mitigate the effects of CECL in their regulatory capital calculations for up to two years. The Company has elected to delay CECL implementation.

•
Paycheck Protection Program Liquidity Facility (“PPPLF”) … The Federal Reserve Bank has developed a loan program to neutralize the liquidity impact to financial institutions of funding loans made under the PPP. Banks may pledge their PPP loans on a non-recourse basis and borrow against these loans for a period of up to two years at a fixed rate of .35%. Furthermore, since these FRB borrowings are on a non-recourse basis, the loans will not be counted under the calculation of leverage capital ratios. Since Farmers & Merchants Bank of Central California has significant liquidity at the current time, management is currently considering how to best use the PPPLF.

Impact on Farmers & Merchants Bancorp and Farmers & Merchants Bank of Central California

The Company is exposed to the following COVID-19 risks and uncertainties:

•	We may not be able to maintain staff levels in order to operate key activities of our business.
•
Our earnings may be affected by borrowers that cannot make payments on their loans. We have credit exposure to industries that have been impacted by either: (1) the public’s changing habits in response to the risks of COVID-19 (e.g., hotels and restaurants); or (2) the recent “shelter-in-place” orders imposed by local, state and federal officials (e.g., small businesses determined to be “non-essential”).

•	Our liquidity position may be affected as a result of significant and unusual deposit outflows or loan drawdowns.

However, from a financial perspective, as reflected by the following March 31, 2020 measures, the Company entered this period with strong fundamentals which should assist us in responding to the risks of COVID-19:

•	Liquidity consisting of $226 million of Fed Funds Sold and $590 million of Investment Securities;
•	Risk Based Capital Ratio of 12.83%;
•	Allowance for Credit Losses of $54.8 million or 2.05% of total loans and leases; and
•	ROAA of 1.53% and ROAE of 14.90% in first quarter 2020.

Our credit exposure to the “Hospitality” (primarily hotels) and “Entertainment” (primarily restaurants, health clubs and movie theaters) industries totals $146.4 million in loans and leases outstanding at March 31, 2020. This represents 5.5% of total loans and leases outstanding and 37.1% of total shareholders’ equity, both measures that are thought to be reasonable when compared to peers. Most of these loans: (1) were underwritten with an original LTV of 50-70% on the underlying real estate, providing us what should be adequate collateral coverage; and (2) have financially strong guarantors with liquidity that provides additional protection. Over and above the impact on the Hospitality and Entertainment industries there has been a general economic slowdown as a result of the “shelter-in-place” orders that were issued by the Governor of California in March 2020. This is resulting in increased unemployment in many sectors. The Central Valley of California may be in a better position than other areas to weather this impact because agricultural activity has substantially continued. We are monitoring the impact on our borrowers, and working closely with them using all of the tools at our disposal, including the SBA PPP program and other loan restructuring strategies, to help them move through this period of reduced business activity.

Although our 2020 financial performance will, in all likelihood, be negatively impacted by sustained low interest rates and the potential for increased borrower stress, the full extent of this impact cannot be determined at this time. Additionally, these negative impacts may be somewhat mitigated by the fees paid by the SBA under the PPP. We believe that we are well positioned to move through this difficult period with sustained profitability.

Introduction

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. Banking services are provided in twenty-nine full-service branches and three stand-alone ATM’s in the Company's service area. The service area includes Sacramento, San Joaquin, Stanislaus, Merced, Contra Costa, Napa and Solano Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock, Hilmar, Merced, Manteca, Riverbank, Napa, Walnut Creek, Concord, Rio Vista, Walnut Grove and Lockeford.

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is a California state-chartered non-FRB member bank subject to the regulation and examination of the California Department of Business Oversight (“DBO”) and the Federal Deposit Insurance Corporation (“FDIC”).

Overview

Although the Company has initiated efforts to expand its geographic footprint into the East Bay area of San Francisco and Napa, California (see Item 1: Business – Service Area located in the Company’s 2019 Annual Report on Form 10-K), the Company’s primary service area remains the mid Central Valley of California, a region that can be significantly impacted by the seasonal needs of the agricultural industry. Accordingly, discussion of the Company’s Financial Condition and Results of Operations is influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold).

The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in many areas of California, including those in the Company’s primary service area. As a result, reservoir levels are normal and the availability of water in our primary service area should not be an issue. However, these recent weather patterns further reinforce the fact that the long-term risks associated with the availability of water are significant.

For the three months ended March 31, 2020, Farmers & Merchants Bancorp reported net income of $14,122,000, earnings per share of $17.80 and return on average assets of 1.53%. Return on average shareholders’ equity was 14.90% for the three months ended March 31, 2020.

For the three months ended March 31, 2019, Farmers & Merchants Bancorp reported net income of $13,549,000, earnings per share of $17.27 and return on average assets of 1.60%. Return on average shareholders’ equity was 16.96% for the three months ended March 31, 2019.

The following is a summary of the financial results for the three-month period ended March 31, 2020 compared to March 31, 2019.

•	Net income increased 4.2% to $14,122,000 from $13,549,000.
•	Earnings per share increased 3.1% to $17.80 from $17.27.
•	Total assets increased 9.6% to $3.7 billion from $3.4 billion.
•	Total loans & leases increased 4.1% to $2.7 billion from $2.6 billion.
•	Total deposits increased 8.2% to $3.3 billion from $3.0 billion.

The primary reasons for the Company’s $573,000 or 4.2% increase in net income in the first quarter of 2020 as compared to the same period of 2019 were:

•	A $1.2 million increase in net interest income related to the growth in earning assets.
•	A $839,000 decrease in legal expense and a $241,000 decrease in FDIC insurance.
•	A decrease in the tax provision from 25.7% to 23.9%.

These positive impacts were partially offset by:

•	A $1.5 million increase in salaries and employee benefits expense and a $754,000 increase in other non-interest expense.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ended March 31, 2020 and 2019.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

		Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
Assets	Balance	Interest	Annualized Yield/Rate	Balance	Interest	Annualized Yield/Rate
Interest Bearing Deposits With Banks	$289,028	$947	1.33%	$187,461	$1,125	2.43%
Investment Securities
U.S. Treasuries	16,298	92	2.30%	46,617	195	1.67%
U.S. Govt SBA	10,504	51	1.94%	15,251	99	2.60%
Government Agency & Government-Sponsored Entities	-	-	0.00%	3,028	22	2.91%
Municipals - Taxable	10,078	86	3.41%	-	-	0.00%
Obligations of States and Political Subdivisions - Non-Taxable (1)	49,335	542	4.39%	54,079	559	4.13%
Mortgage Backed Securities	436,743	2,918	2.67%	307,072	2,044	2.66%
Other	1,801	5	1.11%	5,183	67	5.17%
Total Investment Securities	524,759	3,694	2.82%	431,230	2,986	2.77%

Loans & Leases: (2)
Real Estate	1,821,961	23,649	5.28%	1,778,866	22,694	5.17%
Home Equity Line & Loans	39,834	560	5.72%	39,610	596	6.10%
Agricultural	265,432	3,431	5.26%	259,108	3,628	5.68%
Commercial	391,929	4,873	5.06%	343,448	4,521	5.34%
Consumer	14,256	221	6.30%	17,773	254	5.80%
Other	770	4	2.11%	1,079	6	2.26%
Leases	105,178	1,422	5.50%	107,867	1,479	5.56%
Total Loans & Leases	2,639,360	34,160	5.26%	2,547,751	33,178	5.28%
Total Earning Assets	3,453,147	$38,801	4.57%	3,166,442	$37,289	4.78%

Unrealized (Loss) Gain on Securities Available-for-Sale	6,796			(4,019)
Allowance for Credit Losses	(55,022)			(55,238)
Cash and Due From Banks	59,917			56,206
All Other Assets	237,469			217,842
Total Assets	$3,702,307			$3,381,233

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$704,065	$548	0.32%	$667,465	$552	0.34%
Savings and Money Market	1,015,398	961	0.38%	910,793	730	0.33%
Time Deposits	522,548	1,635	1.27%	513,853	1,539	1.21%
Total Interest Bearing Deposits	2,242,011	3,144	0.57%	2,092,111	2,821	0.55%
Federal Home Loan Bank Advances	4	-	0.00%	4	-	0.00%
Subordinated Debentures	10,310	119	4.69%	10,310	145	5.70%
Total Interest Bearing Liabilities	2,252,325	$3,263	0.59%	2,102,425	$2,966	0.57%
Interest Rate Spread (3)			3.98%			4.20%
Demand Deposits (Non-Interest Bearing)	1,011,298			915,907
All Other Liabilities	59,497			43,375
Total Liabilities	3,323,120			3,061,707

Shareholders' Equity	379,187			319,526
Total Liabilities & Shareholders' Equity	$3,702,307			$3,381,233
Net Interest Income and Margin on Total Earning Assets (4)		35,538	4.19%		34,323	4.40%
Tax Equivalent Adjustment		(112)			(116)
Net Interest Income		$35,426	4.17%		$34,207	4.38%

(1)	Yields and interest income are calculated on an fully taxable equivalent basis using the current statutory federal tax rate.
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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended Mar. 31, 2020 compared to Mar. 31, 2019
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits With Banks	$466	(644)	$(178)
Investment Securities
U.S. Treasuries	(158)	55	(103)
U.S. Govt SBA	(26)	(22)	(48)
Government Agency & Government-Sponsored Entities	(11)	(11)	(22)
Municipals - Taxable	43	43	86
Obligations of States and Political Subdivisions - Non-Taxable	(51)	34	(17)
Mortgage Backed Securities	866	8	874
Other	(28)	(34)	(62)
Total Investment Securities	635	73	708

Loans & Leases
Real Estate	500	455	955
Home Equity Line & Loans	3	(39)	(36)
Agricultural	87	(284)	(197)
Commercial	608	(256)	352
Consumer	(28)	(5)	(33)
Other	(2)	-	(2)
Leases	(39)	(18)	(57)
Total Loans & Leases	1,129	(147)	982
Total Earning Assets	2,230	(718)	1,512

Interest Bearing Liabilities
Interest Bearing Deposits
Transaction	29	(33)	(4)
Savings and Money Market	89	142	231
Time Deposits	25	71	96
Total Interest Bearing Deposits	143	180	323
Subordinated Debentures	-	(26)	(26)
Total Interest Bearing Liabilities	143	1,301	297
Total Change	$4,139	$1,168	$1,215

Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Net interest income increased $1.2 million or 3.6% to $35.4 million during the first quarter of 2020 compared to $34.2 million for the first quarter of 2019. On a fully tax equivalent basis, net interest income increased 3.5% and totaled $35.5 million at March 31, 2020, compared to $34.3 million at March 31, 2019. As more fully discussed below, the increase in net interest income was primarily due to a $286.7 million increase in average earning assets offset by a 21 basis point decrease in the net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended March 31, 2020, the Company’s net interest margin was 4.19% compared to 4.40% for the quarter ended March 31, 2019. This decrease in net interest margin was primarily due to a 21 basis point decrease in the yield on earning assets.

Average loans & leases totaled $2.6 billion for the quarter ended March 31, 2020; an increase of $91.6 million compared to the average balance for the quarter ended March 31, 2019. Loans & leases decreased from 80.5% of average earning assets at March 31, 2019 to 76.4% at March 31, 2020. The annualized yield on the Company’s loan & lease portfolio decreased to 5.26% for the quarter ended March 31, 2020, compared to 5.28 for the quarter ended March 31, 2019. This lower yield offset somewhat the positive impact of increased average loan & lease balances resulting in interest revenue from loans & leases increasing 3.0% to $34.2 million for quarter ended March 31, 2020. The Company continues to experience aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

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

Average investment securities totaled $524.8 million for the quarter ended March 31, 2020; an increase of $93.5 million compared to the average balance for the quarter ended March 31, 2019. The average investment portfolio yield, on a tax equivalent (TE) basis, was 2.82% for the quarter ended March 31, 2020, compared to 2.77% for the quarter ended March 31, 2019. This overall increase in yield was caused primarily by an increase in the mix of mortgage-backed securities as a percentage of total securities. As a result of the combined impact of these mix, balance and yield changes, tax equivalent interest income on securities increased $708,000 to $3.7 million for the quarter ended March 31, 2020, compared to $3.0 million for the quarter ended March 31, 2019. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2020. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which was 0.10% in March 2020 compared to 2.40% in March 2019. Average interest bearing deposits with banks for the quarter ended March 31, 2020, was $289.0 million, an increase of $101.6 million compared to the average balance for the quarter ended March 31, 2019. Interest income on interest bearing deposits with banks for the quarter ended March 31, 2020, decreased $178,000 to $947,000 compared to the quarter ended March 31, 2019.

Average interest-bearing liabilities increased $149.9 million or 7.13% during the first quarter of 2020. Of that increase: (1) interest-bearing transaction deposits increased $36.6 million; (2) savings and money market deposits increased $104.6 million; (3) time deposits increased $8.7 million (see “Financial Condition – Deposits”); (4) FHLB advances remained unchanged (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $3.1 million for the first quarter of 2020 as compared to $2.8 million for the first quarter of 2019. The average rate paid on interest-bearing deposits was 0.57% for the first quarter of 2020 compared to 0.55% for the first quarter of 2019. The Company continues to experience aggressive competitor rates on interest bearing deposits which it may need to meet in order to retain key customers. This could place negative pressure on future deposit rates and net interest margin.

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

A restructuring of a loan or lease constitutes a troubled debt restructuring (“TDR”) under ASC 310-40, if the Company for economic or legal reasons related to the borrower's financial difficulties grants a more than insignificant concession to the borrower that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

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

The Company assigns a risk rating to all loans & leases and periodically performs detailed reviews of all such loans & leases over a certain threshold to identify credit risks and assess overall collectability. For smaller balance loans & leases, such as consumer and residential real estate, a credit grade is established at inception, and then updated only when the loan or lease becomes contractually delinquent or when the borrower requests a modification. For larger balance loans or leases, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans & leases. These credit quality indicators are used to assign a risk rating to each individual loan or lease. These risk ratings are also subject to examination by independent specialists engaged by the Company. The general reserve component of the allowance for credit losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk; (2) historical losses; and (3) other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment. See “Note 1 Significant Accounting Policies - Allowance for Credit Losses.”

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

The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in many areas of California, including those in the Company’s primary service area. As a result, reservoir levels are normal and the availability of water in our primary service area should not be an issue. However, these recent weather patterns further reinforce the fact that the long-term risks associated with the availability of water are significant.

Based upon the results of the Company’s credit loss review and analysis, no provision was required for credit losses during the first quarter of 2020 and 2019. Net charge-offs during the first quarter of 2020 were $188,000 compared to net charge-offs of $360,000 in the first quarter of 2019. See “Overview – Looking Forward: 2020 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2019 Annual Report on Form 10-K.

After reviewing all factors above, management concluded that the allowance for credit losses, as of March 31, 2020, and March 31, 2019 were adequate.

	Three Months Ended March 31,
Allowance for Credit Losses (in thousands)	2020	2019
Balance at Beginning of Period	55,012	55,266
Loans or Leases Charged Off	(265)	(400)
Recoveries of Loans or Leases Previously Charged Off	77	41
Provision Charged to Expense	0	0
Balance at End of Period	54,824	54,907

The table below breaks out current quarter activity by portfolio segment (in thousands):

March 31, 2020	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2020	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Charge-Offs	-	-	-	-	-	-	(244)	(21)	-	-	(265)
Recoveries	-	-	-	19	20	28	2	8	-	-	77
Provision	69	(659)	(22)	163	88	(1,145)	990	(61)	26	551	-
Ending Balance- March 31, 2020	$11,122	$14,469	$1,927	$1,037	$2,783	$6,959	$12,214	$382	$3,188	$743	$54,824

The Allowance for Credit Losses at March 31, 2020 decreased an insignificant $188,000 from December 31, 2019. The Company believes that an allowance of 2.05% of gross loans provides sufficiently for our exposure at the current time. During the first quarter: (1) reserves for “Agricultural” and “Agricultural Real Estate” loans (which are currently thought to have more limited COVID-19 loss exposure since agricultural activity has substantially continued) were reduced; (2) reserves for Commercial Real Estate, Leases, Commercial, Residential 1st Mortgages and Home Equity (where our COVID-19 exposure is thought to be greater since many of these companies and consumers will be impacted by “non-essential” designations and “shelter-in-place” orders) were increased; and (3) the “Unallocated” reserve was increased. See “Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for additional information of the Company’s COVID-19 exposure.

See “Management’s Discussion and Analysis - Financial Condition – Classified Loans & Leases and Non-Performing Assets” for further discussion regarding these loan categories.

See “Note 5. Allowance for Credit Losses” for additional details regarding the provision and allowance for credit losses.

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plans; and (6) fees from other miscellaneous business services.

Overall, non-interest income decreased $1.5 million or 34.4% for the three months ended March 31, 2020, compared to the same period of 2019. This decrease was primarily due to a $1.7 million increase in the net loss on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income), somewhat offset by: (1) a $100,000 increase in debit card and ATM fees; and (2) a $44,000 increase in service charges on deposit accounts.

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

Overall, non-interest expense decreased $655,000 or 3.2% for the three months ended March 31, 2020, compared to the same period in 2019. This decrease was primarily comprised of: (1) a $1.7 million increase in the net loss on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income); (2) a $839,000 decrease in legal fees; and (3) a $241,000 decrease in FDIC insurance. These positive impacts were somewhat offset by: (1) increased salaries and employee benefits of $1.5 million; (2) a $209,000 increase in the amortization of low income housing tax credit investments; and (3) a $311,000 increase in staff recruitment and training.

Income Taxes
The Bank’s provision for income taxes decreased 5.0% to $4.4 million for the first quarter of 2020 compared to the first quarter of 2019. The effective tax rate for the first quarter of 2020 was 23.9% compared to 25.7% for the first quarter of 2019. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to benefits regarding the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

Financial Condition

This section discusses material changes in the Company’s balance sheet at March 31, 2020, as compared to December 31, 2019 and to March 31, 2019. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at March 31, 2020 was $590.9 million compared to $545.7 million at the end of 2019, an increase of $45.2 million or 8.3%. At December 31, 2019, the investment portfolio totaled $567.6 million. The Company uses its investment portfolio to help balance its overall interest rate risk. Accordingly, when market rates are increasing it invests most of its funds in shorter term Treasury and Agency securities or shorter term (10, 15 and 20 year) mortgage backed securities. Conversely, when rates are falling, 30 year mortgage backed securities or longer term Treasury and Agency securities may be increased.

The Company's total investment portfolio currently represents 15.9% of the Company’s total assets as compared to 15.3% at December 31, 2019, and 16.1% at March 31, 2019.

As of March 31, 2020, the Company held $58.7 million of municipal investments, all classified as HTM. Of this balance, $27.7 million were bank-qualified municipal bonds, and $31.0 million were private placement municipal bonds, warrants, and CRA qualified investments in our service area. In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of March 31, 2020, all of the Company’s bank-qualified municipal bond portfolio was rated at either the issue or issuer level, and all of these ratings were “investment grade.” The Company monitors the status of all municipal investments and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $225.7 million at March 31, 2020, $223.2 million at December 31, 2019 and $43.4 million at March 31, 2019.

The Company classifies its investments as held-to-maturity (“HTM”), trading, or available-for-sale (“AFS”). Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of March 31, 2020, December 31, 2019 and March 31, 2019, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Overall, the Company's loan & lease portfolio at March 31, 2020 totaled $2.7 billion, an increase of $106.1 million or 4.1% over March 31, 2019. This increase occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; and (2) expansion of our service area into the East Bay of San Francisco and Napa. No assurances can be made that this growth in the loan & lease portfolio will continue.

Loans & leases at March 31, 2020 decreased $2.9 million from $2.7 billion at December 31, 2019. This relatively small overall decrease was primarily a result of $59.7 million in normal seasonal pay downs of loans made to the Company’s agricultural customers, somewhat offset by growth in other portfolio segments.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio
	March 31, 2020		December 31, 2019		March 31, 2019
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$868,736	32.5%	$846,486	31.6%	$823,028	32.0%
Agricultural Real Estate	594,154	22.2%	625,767	23.3%	603,601	23.5%
Real Estate Construction	126,956	4.7%	115,644	4.3%	99,837	3.9%
Residential 1st Mortgages	256,732	9.6%	255,253	9.5%	258,359	10.1%
Home Equity Lines and Loans	40,747	1.5%	39,270	1.5%	40,072	1.6%
Agricultural	264,771	9.9%	292,904	10.9%	257,004	10.0%
Commercial	404,329	15.1%	384,795	14.4%	364,439	14.2%
Consumer & Other	14,839	0.6%	15,422	0.6%	18,418	0.7%
Leases	105,362	3.9%	104,470	3.9%	105,823	4.0%
Total Gross Loans & Leases	2,676,626	100.0%	2,680,011	100.0%	2,570,581	100.0%
Less: Unearned Income	6,517		6,984		6,613
Subtotal	2,670,109		2,673,027		2,563,968
Less: Allowance for Credit Losses	54,824		55,012		54,907
Net Loans & Leases	$2,615,285		$2,618,015		$2,509,061

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified” and these loans & leases receive increased management attention. As of March 31, 2020, classified loans totaled $16.4 million compared to $16.2 million at December 31, 2019 and $15.1 million at March 31, 2019.

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

Non-Accrual Loans & leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. At March 31, 2020 non-accrual loans & leases totaled $549,000. There were no non-accrual loans or leases at December 31, 2019 or March 31, 2019.

Restructured Loans & Leases - A restructuring of a loan or lease constitutes a TDR under ASC 310-40, if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR loans or leases, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

As of March 31, 2020, restructured loans & leases on accrual totaled $12.0 million as compared to $12.1 million at December 31, 2019. Restructured loans on accrual at March 31, 2019 were $13.7 million.

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

Non-Performing Assets
(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Non-Performing Loans & Leases	$549	$-	$-
Other Real Estate	873	873	873
Total Non-Performing Assets	1,422	873	873

Non-Performing Loans & Leases
as a % of Total Loans & Leases	0.00%	0.00%	0.00%
Restructured Loans & Leases (Performing)	12,028	12,105	13,697

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $214, $0, and $0 have been established for non-performing loans & leases at March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

Foregone interest income on non-accrual loans & leases, which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $2,000 for the period ended March 31, 2020, and $0 for the year ended December 31, 2019, and period ended March 31, 2019.

The Company reported $873,000 of ORE at March 31, 2020, December 31, 2019, and at March 31, 2019.

Except for those classified and non-performing loans & leases discussed above, the Company’s management is not aware of any loans & leases as of March 31, 2020, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•
The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in many areas of California, including those in the Company’s primary service area. As a result, reservoir levels are normal and the availability of water in our primary service area should not be an issue. However, these recent weather patterns further reinforce the fact that the long-term risks associated with the availability of water are significant.

•
The agricultural industry is facing challenges associated with: (1) weakness in export markets due to a stronger dollar, uncertain trade policies and shipping restrictions related to COVID-19; (2) tight labor markets and higher wages due to legislative changes at the state and federal levels; and (3) proposed changes in immigration policy and the resulting impact on the labor pool.

•
In an attempt to slow the accelerating spread of COVID-19, on March 16, 2020 the first cities and counties in Northern California were place under “shelter-in-place” orders. By March 19th, the Governor had placed the entire state under these orders. The economic impact of this situation has already been severe. Businesses have been designated as “essential” or “non-essential.” Non-essential businesses have either been closed or had the scope of their activities significantly reduced. Unemployment has increased. The duration of these orders is not known at this time nor is the pace of recovery once they are lifted, therefore, the Company cannot determine the ultimate impact on classified and non-performing loans and leases (see “Part I, Item 2. COVID-19 (Coronavirus) Disclosure)”.

See “Part I, Item 1A. Risk Factors” in the Company’s 2019 Annual Report on Form 10-K, and “Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for additional information of the Company’s COVID-19 exposure.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base, and subsequently deposits, is a significant element in the performance of the Company.

The Company's deposit balances at March 31, 2020 have increased $247.2 million or 8.2% compared to March 31, 2019. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; and (2) the Company’s expansion of its service area into Walnut Creek, Concord and Napa. The company continues to experience significant competitive pressures on deposit rates. The Company remains selective in how they respond to competitor rates, which may impact future deposit growth.

Although total deposits have increased 8.2% since March 31, 2019, importantly, low cost transaction accounts continue to grow at a strong pace as well:

•	Demand and interest-bearing transaction accounts increased $134.6 million or 8.57% since March 31, 2019.
•	Savings and money market accounts have increased $115.7 million or 12.7% since March 31, 2019.
•	Time deposit accounts have decreased $3.0 million or 0.3% since March 31, 2019.

The Company's deposit balances at March 31, 2020 have decreased $22.7 million or 0.69% compared to December 31, 2019. Savings and money market deposits increased 3.4% or $33.7 million while demand and interest-bearing transaction accounts decreased by $60.3 million or 3.4% and time deposit accounts increased by $3.8 million or 0.7%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at March 31, 2020, December 31, 2019, or March 31, 2019. There were no Federal Funds purchased or advances from the FRB at March 31, 2020, December 31, 2019 or March 31, 2019.

As of March 31, 2020 the Company has additional borrowing capacity of $617.5 million with the Federal Home Loan Bank and $462.8 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 12 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2019 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Capital”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 3.69% as of March 31, 2020, 4.75% at December 31, 2019 and 5.46% at March 31, 2019. The average rate paid for these securities for the first quarter of 2020 was 4.58% and 5.66% for the first quarter of 2019. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $394.2 million at March 31, 2020, $369.3 million at December 31, 2019, and $330.3 million at March 31, 2019.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020
Total Capital Ratio	$416,239	12.83%	$259,488	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$365,514	11.27%	$145,962	4.5%	N/A	N/A
Tier 1 Capital Ratio	$375,514	11.58%	$194,616	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$375,514	10.19%	$147,409	4.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020
Total Capital Ratio	$415,595	12.81%	$259,458	8.0%	$324,322	10.0%
Common Equity Tier 1 Capital Ratio	$374,875	11.56%	$145,945	4.5%	$210,810	6.5%
Tier 1 Capital Ratio	$374,875	11.56%	$194,593	6.0%	$259,458	8.0%
Tier 1 Leverage Ratio	$374,875	10.18%	$147,340	4.0%	$184,175	5.0%

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

In 1998, the Board approved the Company’s first common stock repurchase program. This program has been extended and expanded several times since then, and most recently, on November 6, 2018, the Board of Directors approved an extension of the $20 million stock repurchase program over the three-year period ending December 31, 2021. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2019 Annual Report on Form 10-K for additional information.

There were no stock repurchases during the first quarter of 2020 or 2019. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008, with Computershare as Rights Agent. The Rights Plan was set to expire on August 5, 2018. On November 19, 2015, the Board of Directors approved a seven-year extension of the term of the Rights Plan. Pursuant to an Amendment to the Rights Agreement dated February 18, 2016, the term of the Rights Plan was extended from August 5, 2018 to August 5, 2025. The extension of the term of the Rights Plan was intended as a means to continue to guard against abusive takeover tactics and was not in response to any particular proposal. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2019 Annual Report on Form 10-K for further explanation.

During the first quarter of 2020, the Company issued 523 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. These shares were issued at a price of $770.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

See “Part I, Item 2. COVID-19 (Coronavirus) Disclosure” for a discussion of how loans made under the federal government’s Paycheck Protection Program will impact capital calculations and ratios.

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

For a full discussion of the Company’s critical accounting policies and estimates see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Annual Report on Form 10-K.

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

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Commitments to Extend Credit	$939,064	$919,982	$829,080
Letters of Credit	20,047	20,346	19,192
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	3,640	1,513	472

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $315,000 at March 31, 2020, December 31, 2019 and March 31, 2019. We do not anticipate any material losses as a result of these transactions.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at March 31, 2020 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

See “PART 1. – Item 2. - Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for a discussion of how COVID-19 may impact credit risk.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2020, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of 0.7% if rates increase by 200 basis points and an increase in net interest income of 0.5% if rates decline 100 basis points. Comparatively, at December 31, 2019, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.0% if rates increase by 200 basis points and a decrease in net interest income of 2.0% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2019 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $78 million and repurchase lines of $112 million with major banks. As of March 31, 2020, the Company has additional borrowing capacity of $617 million with the FHLB and $463 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At March 31, 2020, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $400 million, which represents 10.74% of total assets.

See “PART 1. – Item 2. - Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for a discussion of how COVID-19 may impact liquidity risk.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2019 Annual Report to Shareholders on Form 10-K. In management’s opinion, with the exception of the disclosure regarding COVID-19 (see “PART 1. – Item 2. - Management’s Discussion and Analysis - COVID-19 Disclosure”), there have been no material changes in risk factors since the filing of the 2019 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2020. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

During the first quarter of 2020, the Company issued 523 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. These shares were issued at a price of $770.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

During the first quarter of 2019, the Company issued 3,586 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. These shares were issued at a price of $715.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

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

FARMERS & MERCHANTS BANCORP

Date: May 8, 2020	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2020	/s/ Stephen W. Haley

Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)