Form 10-Q
period 2020-06-30
FARMERS & MERCHANTS BANCORP
filed 2020-08-10
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Number of shares of common stock of the registrant 793,556 outstanding as of July 31, 2020.

FARMERS & MERCHANTS BANCORP

10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARMERS & MERCHANTS BANCORP
Condensed Consolidated Balance Sheets

(in thousands except share data)
Assets	June 30, 2020 (Unaudited)	December 31, 2019	June 30, 2019 (Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$67,560	$71,564	$64,476
Interest Bearing Deposits with Banks	303,879	223,194	50,241
Total Cash and Cash Equivalents	371,439	294,758	114,717

Investment Securities:
Available-for-Sale	569,407	507,386	488,093
Held-to-Maturity	69,036	60,229	60,310
Total Investment Securities	638,443	567,615	548,403

Loans & Leases:	3,064,512	2,673,027	2,598,898
Less: Allowance for Credit Losses	55,058	55,012	55,125
Loans & Leases, Net	3,009,454	2,618,015	2,543,773

Premises and Equipment, Net	47,715	45,271	31,864
Bank Owned Life Insurance, Net	68,177	67,148	66,114
Interest Receivable and Other Assets	120,730	129,023	129,929
Total Assets	$4,255,958	$3,721,830	$3,434,800

Liabilities
Deposits:
Demand	$1,283,182	$1,067,187	$949,817
Interest Bearing Transaction	808,991	697,952	656,211
Savings and Money Market	1,158,138	994,958	899,741
Time	531,722	517,922	519,507
Total Deposits	3,782,033	3,278,019	3,025,276

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	59,887	64,205	57,705
Total Liabilities	3,852,230	3,352,534	3,093,291

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 793,556, 793,033 and 787,307, Shares Issued and Outstanding at June 30, 2020, December 31, 2019 and June 30, 2019, Respectively	8	8	8
Additional Paid-In Capital	80,350	79,947	75,538
Retained Earnings	308,714	286,036	263,325
Accumulated Other Comprehensive Income	14,656	3,305	2,638
Total Shareholders' Equity	403,728	369,296	341,509
Total Liabilities and Shareholders' Equity	$4,255,958	$3,721,830	$3,434,800

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP

Condensed Consolidated Statements of Income (Unaudited)

(in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest Income
Interest and Fees on Loans & Leases	$34,311	$34,716	$68,471	$67,893
Interest on Deposits with Banks	65	1,161	1,012	2,286
Interest on Investment Securities:
Taxable	3,175	2,244	6,327	4,671
Exempt from Federal Tax	416	505	846	949
Total Interest Income	37,967	38,626	76,656	75,799

Interest Expense
Deposits	2,458	3,112	5,602	5,933
Subordinated Debentures	94	141	213	286
Total Interest Expense	2,552	3,253	5,815	6,219

Net Interest Income	35,415	35,373	70,841	69,580
Provision for Credit Losses	300	200	300	200
Net Interest Income After Provision for Credit Losses	35,115	35,173	70,541	69,380

Non-Interest Income
Service Charges on Deposit Accounts	374	901	1,294	1,777
Net Gain on Sale of Investment Securities	-	-	13	-
Increase in Cash Surrender Value of Bank Owned Life Insurance	520	505	1,029	997
Debit Card and ATM Fees	1,302	1,291	2,579	2,468
Net Gain (Loss) on Deferred Compensation Investments	523	818	(139)	1,863
Other	795	885	1,665	1,759
Total Non-Interest Income	3,514	4,400	6,441	8,864

Non-Interest Expense
Salaries and Employee Benefits	13,783	13,439	28,663	26,863
Net Gain (Loss) on Deferred Compensation Investments	523	818	(139)	1,863
Occupancy	1,137	1,014	2,243	2,054
Equipment	1,286	1,176	2,454	2,353
Marketing	25	233	270	613
Legal	47	851	77	1,720
FDIC Insurance	7	230	7	471
Other	2,979	2,804	6,002	5,073
Total Non-Interest Expense	19,787	20,565	39,577	41,010

Income Before Provision for Income Taxes	18,842	19,008	37,405	37,234
Provision for Income Taxes	4,533	4,903	8,974	9,580
Net Income	$14,309	$14,105	$28,431	$27,654
Basic and Diluted Earnings Per Common Share	$18.03	$17.92	$35.83	$35.19

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30
	2020	2019	2020	2019
Net Income	$14,309	$14,105	$28,431	$27,654

Other Comprehensive Income
Increase in Net Unrealized Gain on Available-for-Sale Securities	1,338	3,741	16,128	7,987
Deferred Tax Benefit Related to Unrealized Gains	(396)	(1,105)	(4,768)	(2,361)
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	-	-	(13)	-
Deferred Tax Related to Reclassification Adjustment	-	-	4	-
Total Other Comprehensive Income	942	2,636	11,351	5,626
Comprehensive Income	$15,251	$16,741	$39,782	$33,280

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the three and six months ended June 30, 2020 and 2019
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Shareholders' Equity
Three Months Ended June 30, 2020
Balance, April 1, 2020	793,556	$8	$80,350	$300,158	$13,714	$394,230
Net Income			-	14,309	-	14,309
Cash Dividends Declared on Common Stock ($7.25 per share)		-	-	(5,753)	-	(5,753)
Change in Net Unrealized Gain on Securities Available-for-Sale, net of tax		-	-	-	942	942
Balance, June 30, 2020	793,556	$8	$80,350	$308,714	$14,656	$403,728

Three Months Ended June 30, 2019
Balance, April 1, 2019	787,307	$8	$75,538	$254,770	$2	$330,318
Net Income			-	14,105	-	14,105
Cash Dividends Declared on Common Stock ($7.05 per share)		-	-	(5,550)	-	(5,550)
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	2,636	2,636
Balance, June 30, 2019	787,307	$8	$75,538	$263,325	$2,638	$341,509

Six Months Ended June 30, 2020
Balance, January 1, 2020	793,033	$8	$79,947	$286,036	$3,305	$369,296
Net Income			-	28,431	-	28,431
Cash Dividends Declared on Common Stock ($7.25 per share)		-	-	(5,753)	-	(5,753)
Issuance of Common Stock	523	-	403	-	-	403
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	11,351	11,351
Balance, June 30, 2020	793,556	$8	$80,350	$308,714	$14,656	$403,728

Six Months Ended June 30, 2019
Balance, January 1, 2019	783,721	$8	$72,974	$241,221	$(2,988)	$311,215
Net Income			-	27,654	-	27,654
Cash Dividends Declared on Common Stock ($7.05 per share)		-	-	(5,550)	-	(5,550)
Issuance of Common Stock	3,586	-	2,564	-	-	2,564
Change in Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	5,626	5,626
Balance, June 30, 2019	787,307	$8	$75,538	$263,325	$2,638	$341,509

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Operating Activities:
Net Income	$28,431	$27,654
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	300	200
Depreciation and Amortization	1,414	1,387
Net Amortization of Investment Security Premiums & Discounts	397	222
Amortization of Core Deposit Intangible	313	319
Accretion of Discount on Acquired Loans	(117)	(6)
Net Gain on Sale of Investment Securities	(13)	-
Net Gain on Sale of Property & Equipment	(62)	-
Net Change in Operating Assets & Liabilities:
Net Decrease in Interest Receivable and Other Assets	1,953	810
Net (Decrease) Increase in Interest Payable and Other Liabilities	(3,217)	4,175
Net Cash Provided by Operating Activities	29,399	34,761
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(150,342)	(316,054)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	106,840	330,902
Purchase of Investment Securities Held-to-Maturity	(15,068)	(11,606)
Proceeds from Matured or Called Securities Held-to-Maturity	6,243	4,823
Net Loans & Leases Paid, Originated or Acquired	(391,830)	(28,069)
Principal Collected on Loans & Leases Previously Charged Off	208	77
Additions to Premises and Equipment, Net	(3,877)	(628)
Purchase of Other Investments	(3,230)	(1,947)
Proceeds from Sale of Property & Equipment	77	-
Net Cash Used in Investing Activities	(450,979)	(22,502)
Financing Activities:
Net Increase (Decrease) in Deposits	504,014	(37,556)
Cash Dividends	(5,753)	(5,550)
Net Cash Provided by (Used in) Financing Activities	498,261	(43,106)
Net Change in Cash and Cash Equivalents	76,681	(30,847)
Cash and Cash Equivalents at Beginning of Period	294,758	145,564
Cash and Cash Equivalents at End of Period	$371,439	$114,717
Supplementary Data
Cash Payments Made for Income Taxes	$17	$4,631
Issuance of Common Stock to the Bank's Non-Qualified Retirement Plans	$403	$2,564
Interest Paid	$6,427	$5,109
Supplementary Noncash Disclosure
Lease Liabilities Arising from Obtaining Right-of-Use Assets	$-	$5,645
Security (purchases) sales settled in subsequent period	$(2,507)	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law by Congress. The CARES Act provides financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to modifications for a limited period of time to account for the effects of COVID-19. In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications, such as payment deferrals, fee waivers, extensions of repayment terms or other insignificant payment delays, are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months or less is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally are not classified as nonaccrual during the term of the modification. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act and the impact of COVID-19 on the Company.

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

For the three and six months ended June 30, 2020 and 2019, the Company has no material uncertain tax positions and recognized no interest or penalties. The Company's policy is to recognize interest and penalties related to income taxes in the provision for income taxes in the Consolidated Statement of Income.

Basic and Diluted Earnings Per Common Share
The Company’s common stock is not traded on any exchange. However, trades are reported on the OTCQX under the symbol "FMCB". The shares are primarily held by local residents and are not actively traded. Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore, diluted and basic earnings per common share are the same. See Note 8 – “Dividends and Basic Earnings Per Common Share” for additional information.

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

Goodwill and Other Intangible Assets
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

At June 30, 2020, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Core Deposit Intangible Amortization	$312	$611	$593	$573	$549	$1,688	$4,326

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. Through this legislation, as well as related federal and state regulatory actions, the federal government has taken extraordinary efforts to provide financial assistance to individuals and companies to help them move through these difficult times. However, there are no guaranties how long the COVID-19 virus may continue to impact our economy, and therefore, the Company.

While we expect the effects of COVID-19 to have an adverse future impact on our business, financial condition and results of operations, we are unable to predict the full extent or nature of these impacts at the current time.

3.	Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the debt securities available-for-sale are as follows
(in thousands):

	Amortized	Gross Unrealized		Fair/Book
June 30, 2020	Cost	Gains	Losses	Value
US Treasury Notes	$64,802	$583	$1	$65,384
US Government Agency SBA	9,397	1	110	9,288
Mortgage Backed Securities (1)	448,904	20,326	5	469,225
Corporate Securities	10,190	25	12	10,203
Other	15,307	-	-	15,307
Total	$548,600	$20,935	$128	$569,407

	Amortized	Gross Unrealized		Fair/Book
December 31, 2019	Cost	Gains	Losses	Value
US Treasury Notes	$54,745	$250	$-	$54,995
US Government Agency SBA	10,902	9	113	10,798
Mortgage Backed Securities (1)	436,531	4,646	99	441,078
Other	515	-	-	515
Total	$502,693	$4,905	$212	$507,386

	Amortized	Gross Unrealized		Fair/Book
June 30, 2019	Cost	Gains	Losses	Value
Government Agency & Government-Sponsored Entities	$3,009	$5	$-	$3,014
US Treasury Notes	174,688	245	25	174,908
US Government Agency SBA	13,289	23	114	13,198
Mortgage Backed Securities (1)	288,550	3,727	116	292,161
Other	4,812	-	-	4,812
Total	$484,348	$4,000	$255	$488,093

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of debt securities classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
June 30, 2020	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$69,036	$1,158	$-	$70,194
Total	$69,036	$1,158	$-	$70,194

	Book	Gross Unrealized		Fair
December 31, 2019	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,229	$880	$12	$61,097
Total	$60,229	$880	$12	$61,097

	Book	Gross Unrealized		Fair
June 30, 2019	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,310	$845	$-	$61,155
Total	$60,310	$845	$-	$61,155

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at June 30, 2020 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
June 30, 2020	Amortized Cost	Fair/Book Value	Book Value	Fair Value
Within one year	$70,271	$70,354	$5,497	$5,497
After one year through five years	20,391	20,901	4,120	4,127
After five years through ten years	797	795	25,389	26,423
After ten years	8,237	8,132	34,030	34,147
	99,696	100,182	69,036	70,194

Investment securities not due at a single maturity date:
Mortgage-backed securities	448,904	469,225	-	-

Total	$548,600	$569,407	$69,036	$70,194

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
June 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$49,996	$1	$-	$-	$49,996	$1
US Government Agency SBA	4,396	14	4,293	96	8,689	110
Mortgage Backed Securities	-	-	215	5	215	5
Corporate Securities	2,547	12	-	-	2,547	12
Total	$56,939	$27	$4,508	$101	$61,447	$128

There were no HTM investments with gross unrealized losses at June 30, 2020.

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Government Agency SBA	$2,693	$6	$5,198	$107	$7,891	$113
Mortgage Backed Securities	131,005	88	713	11	131,718	99
Total	$133,698	$94	$5,911	$118	$139,609	$212

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$355	$12	$-	$-	$355	$12
Total	$355	$12	$-	$-	$355	$12

	Less Than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$159,966	$25	$-	$-	$159,966	$25
US Government Agency SBA	60	-	6,750	114	6,810	114
Mortgage Backed Securities	1,331	1	35,247	115	36,578	116
Total	$161,357	$26	$41,997	$229	$203,354	$255

There were no HTM investments with gross unrealized losses at June 30, 2019.

As of June 30, 2020, the Company held 534 investment securities of which 25 were in an unrealized loss position for less than twelve months. 72 securities were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At June 30, 2020, no securities of government agency and government sponsored entities were in an unrealized loss position for less than 12 months, and none were in an unrealized loss position for 12 months or more. The unrealized losses on the Company's investments in securities of government agency and government sponsored entities were $0 at June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

U.S. Treasury Notes – At June 30, 2020, 1 U.S. Treasury Note security investment was in an unrealized loss position for less than 12 months and none were in an unrealized loss position for 12 months or more. The unrealized loss on the Company's investment in a U.S. Treasury Note was $1,000, $0, and $25,000 at June 30, 2020, December 31, 2019, and June 30, 2019, respectively. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2020, December 31, 2019, and June 30, 2019.

U.S. Government SBA – At June 30, 2020, 22 U.S. Government SBA security investments were in an unrealized loss position for less than 12 months and 53 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Government SBA securities were $110,000, $113,000, and $114,000 at June 30, 2020, December 31, 2019, and June 30, 2019, respectively. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2020, December 31, 2019, and June 30, 2019.

Mortgage Backed Securities – At June 30, 2020, 1 mortgage backed security investment was in an unrealized loss position for less than 12 months and 19 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage backed securities were $5,000, $99,000, and $116,000 at June 30, 2020, December 31, 2019, and June 30, 2019, respectively. The unrealized losses were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2020, December 31, 2019, and June 30, 2019.

Obligations of States and Political Subdivisions – At June 30, 2020, no obligations of states and political subdivisions were in an unrealized loss position for less than 12 months. None were in an unrealized loss position for 12 months or more. As of June 30, 2020, the Company’s bank-qualified municipal bond portfolio was rated at either the issue or issuer level, and all of these ratings were “investment grade.” The Company monitors the status of all municipal investments in the portfolio and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $0, $12,000 and $0 at June 30, 2020, December 31, 2019 and June 30, 2019, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2020, December 31, 2019 and June 30, 2019.

Corporate Securities - At June 30, 2020, 1 corporate security was in an unrealized loss position for less than 12 months. The unrealized loss on the Company’s investment in the corporate security was $12,000. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020.

Proceeds from sales and calls of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Proceeds	$745	$1,310	$3,000	$1,310
Gains	-	-	13	-
Losses	-	-	-	-

Pledged Securities
As of June 30, 2020, securities carried at $370.4 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $352.5 million at December 31, 2019, and $250.9 million at June 30, 2019.

4.	Federal Home Loan Bank Stock and Other Equity Securities

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and other equity securities are carried at cost, plus or minus observable price changes in orderly transactions, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock and other equity securities are reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets and totaled $12.7 million at June 30, 2020, December 31, 2019 and June 30, 2019.

5.	Loans & Leases and Allowance for Credit Losses

Loans & Leases consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Commercial Real Estate	$873,922	$846,486	$821,472
Agricultural Real Estate	635,077	625,767	605,776
Real Estate Construction	166,548	115,644	93,539
Residential 1st Mortgages	272,209	255,253	257,408
Home Equity Lines and Loans	37,966	39,270	40,210
Agricultural	261,986	292,904	284,858
Commercial	369,817	384,795	382,192
Consumer & Other (1)	361,035	15,422	17,844
Leases	103,229	104,470	102,300
Total Gross Loans & Leases	3,081,789	2,680,011	2,605,599
Less: Unearned Income	17,277	6,984	6,701
Subtotal	3,064,512	2,673,027	2,598,898
Less: Allowance for Credit Losses	55,058	55,012	55,125
Net Loans & Leases	$3,009,454	$2,618,015	$2,543,773

(1) Includes CARES Act Small Business Admistration Paycheck Protection Program loans.

Paycheck Protection Program (“PPP”) … Under the CARES Act (see “Note 2 – Risks and Uncertainties”) the Small Business Administration (“SBA”) was directed by Congress to provide up to $349 billion (subsequently expanded by an additional $310 billion) in loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations over the next several months. These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of 2 years, and under certain conditions the SBA can forgive them after eight weeks. Farmers & Merchants Bank of Central California actively participated in the PPP, and since April, 2020 the Bank has funded $347.4 million of loans for 1,536 small business customers.

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

June 30, 2020	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2020	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Charge-Offs	-	-	-	-	(7)	-	(426)	(29)	-	-	(462)
Recoveries	-	-	-	46	34	30	80	18	-	-	208
Provision	10,370	(6,107)	(497)	870	(463)	(3,316)	(1,077)	(86)	(362)	968	300
Ending Balance- June 30, 2020	$21,423	$9,021	$1,452	$1,771	$2,239	$4,790	$10,043	$359	$2,800	$1,160	$55,058
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2020	$11,122	$14,469	$1,927	$1,037	$2,783	$6,959	$12,214	$382	$3,188	$743	$54,824
Charge-Offs	-	-	-	-	(7)	-	(182)	(8)	-	-	(197)
Recoveries	-	-	-	26	13	3	79	10	-	-	131
Provision	10,301	(5,448)	(475)	708	(550)	(2,172)	(2,068)	(25)	(388)	417	300
Ending Balance- June 30, 2020	$21,423	$9,021	$1,452	$1,771	$2,239	$4,790	$10,043	$359	$2,800	$1,160	$55,058
Ending Balance Individually Evaluated for Impairment	6	-	-	121	8	79	-	25	-	-	239
Ending Balance Collectively Evaluated for Impairment	21,417	9,021	1,452	1,650	2,231	4,711	10,043	334	2,800	1,160	54,819
Loans & Leases:
Ending Balance	$855,762	$635,077	$166,548	$272,209	$37,966	$261,986	$369,817	$361,035	$104,112	$-	$3,064,512
Ending Balance Individually Evaluated for Impairment	1,663	5,629	-	2,411	168	473	10	195	-	-	10,549
Ending Balance Collectively Evaluated for Impairment	$854,099	$629,448	$166,548	$269,798	$37,798	$261,513	$369,807	$360,840	$104,112	$-	$3,053,963

December 31, 2019	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2019	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Charge-Offs	-	-	-	-	-	-	(592)	(83)	-	-	(675)
Recoveries	-	-	-	13	28	38	90	52	-	-	221
Provision	(556)	1,036	700	(38)	(114)	(204)	312	(7)	(860)	(69)	200
Ending Balance- December 31, 2019	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Ending Balance Individually Evaluated for Impairment	234	-	-	118	12	99	137	61	-	-	661
Ending Balance Collectively Evaluated for Impairment	10,819	15,128	1,949	737	2,663	7,977	11,329	395	3,162	192	54,351
Loans & Leases:
Ending Balance	$838,570	$625,767	$115,644	$255,253	$39,270	$292,904	$384,795	$15,422	$105,402	$-	$2,673,027
Ending Balance Individually Evaluated for Impairment	4,524	5,654	-	2,368	229	188	1,528	200	-	-	14,691
Ending Balance Collectively Evaluated for Impairment	$834,046	$620,113	$115,644	$252,885	$39,041	$292,716	$383,267	$15,222	$105,402	$-	$2,658,336

June 30 2019	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2019	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Charge-Offs	-	-	-	-	-	-	(379)	(39)	-	-	(418)
Recoveries	-	-	-	6	11	11	23	26	-	-	77
Provision	(929)	480	448	(22)	(29)	(772)	967	(17)	(922)	996	200
Ending Balance- June 30, 2019	$10,680	$14,572	$1,697	$864	$2,743	$7,481	$12,267	$464	$3,100	$1,257	$55,125
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2019	$11,400	$14,493	$1,207	$863	$2,738	$7,448	$11,933	$467	$4,008	$350	$54,907
Charge-Offs	-	-	-	-	-	-	-	(18)	-	-	(18)
Recoveries	-	-	-	3	5	4	12	12	-	-	36
Provision	(720)	79	490	(2)	-	29	322	3	(908)	907	200
Ending Balance- June 30, 2019	$10,680	$14,572	$1,697	$864	$2,743	$7,481	$12,267	$464	$3,100	$1,257	$55,125
Ending Balance Individually Evaluated for Impairment	201	-	-	122	12	99	158	6	-	-	598
Ending Balance Collectively Evaluated for Impairment	10,479	14,572	1,697	742	2,731	7,382	12,109	458	3,100	1,257	54,527
Loans & Leases:
Ending Balance	$813,750	$605,776	$93,539	$257,408	$40,210	$284,858	$382,192	$17,844	$103,321	$-	$2,598,898
Ending Balance Individually Evaluated for Impairment	4,601	5,702	-	2,444	247	196	1,579	6	-	-	14,775
Ending Balance Collectively Evaluated for Impairment	$809,149	$600,074	$93,539	$254,964	$39,963	$284,662	$380,613	$17,838	$103,321	$-	$2,584,123

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $3.1 million at June 30, 2020, $2.6 million at December 31, 2019 and $2.6 million at June 30, 2019, which are no longer classified as TDRs.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

June 30, 2020	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$843,952	$7,300	$4,510	$855,762
Agricultural Real Estate	620,754	1,530	12,793	635,077
Real Estate Construction	166,548	-	-	166,548
Residential 1st Mortgages	271,507	-	702	272,209
Home Equity Lines & Loans	37,780	-	186	37,966
Agricultural	261,085	-	901	261,986
Commercial	366,204	2,309	1,304	369,817
Consumer & Other	360,352	-	683	361,035
Leases	104,112	-	-	104,112
Total	$3,032,294	$11,139	$21,079	$3,064,512

December 31, 2019	Pass	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$831,941	$6,629	$-	$838,570
Agricultural Real Estate	611,792	1,136	12,839	625,767
Real Estate Construction	115,644	-	-	115,644
Residential 1st Mortgages	254,459	-	794	255,253
Home Equity Lines and Loans	39,092	-	178	39,270
Agricultural	289,276	2,617	1,011	292,904
Commercial	380,650	3,239	906	384,795
Consumer & Other	14,934	-	488	15,422
Leases	105,402	-	-	105,402
Total	$2,643,190	$13,621	$16,216	$2,673,027

June 30, 2019	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$811,627	$2,123	$-	$813,750
Agricultural Real Estate	591,191	2,523	12,062	605,776
Real Estate Construction	93,539	-	-	93,539
Residential 1st Mortgages	257,102	-	306	257,408
Home Equity Lines & Loans	40,178	-	32	40,210
Agricultural	278,794	5,254	810	284,858
Commercial	377,794	3,212	1,186	382,192
Consumer & Other	17,660	-	184	17,844
Leases	103,321	-	-	103,321
Total	$2,571,206	$13,112	$14,580	$2,598,898

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at June 30, 2020, December 31, 2019, and June 30, 2019, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated
(in thousands):

June 30, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$258	$-	$-	$258	$855,504	$855,762
Agricultural Real Estate	-	-	-	-	-	635,077	635,077
Real Estate Construction	-	-	-	-	-	166,548	166,548
Residential 1st Mortgages	-	-	-	-	-	272,209	272,209
Home Equity Lines & Loans	-	-	-	-	-	37,966	37,966
Agricultural	-	-	-	473	473	261,513	261,986
Commercial	-	-	-	-	-	369,817	369,817
Consumer & Other	97	-	-	-	97	360,938	361,035
Leases	-	-	-	-	-	104,112	104,112
Total	$97	$258	$-	$473	$828	$3,063,684	$3,064,512

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$838,570	$838,570
Agricultural Real Estate	-	-	-	-	-	625,767	625,767
Real Estate Construction	240	-	-	-	240	115,404	115,644
Residential 1st Mortgages	-	-	-	-	-	255,253	255,253
Home Equity Lines and Loans	-	-	-	-	-	39,270	39,270
Agricultural	-	-	-	-	-	292,904	292,904
Commercial	77	-	-	-	77	384,718	384,795
Consumer & Other	35	-	-	-	35	15,387	15,422
Leases	-	-	-	-	-	105,402	105,402
Total	$352	$-	$-	$-	$352	$2,672,675	$2,673,027

June 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$813,750	$813,750
Agricultural Real Estate	-	-	-	-	-	605,776	605,776
Real Estate Construction	-	-	-	-	-	93,539	93,539
Residential 1st Mortgages	8	-	-	-	8	257,400	257,408
Home Equity Lines & Loans	-	-	-	-	-	40,210	40,210
Agricultural	-	-	-	-	-	284,858	284,858
Commercial	75	150	-	-	225	381,967	382,192
Consumer & Other	18	-	-	-	18	17,826	17,844
Leases	-	-	-	-	-	103,321	103,321
Total	$101	$150	$-	$-	$251	$2,598,647	$2,598,898

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

				Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
June 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$-	$-	$-	$1,444	$2	$1,466	$31
Agricultural Real Estate	5,629	5,629	-	5,629	87	5,636	176
Commercial	-	-	-	754	1	754	16
	$5,629	$5,629	$-	$7,827	$90	$7,856	$223
With an allowance recorded:
Commercial Real Estate	$84	$84	$6	$42	$1	$727	$1
Agricultural Real Estate	-	-	-	275	-	275	-
Residential 1st Mortgages	1,702	1,921	85	1,626	21	1,591	40
Home Equity Lines & Loans	67	77	3	67	1	68	2
Agricultural	473	487	79	329	43	257	45
Commercial	10	10	-	11	2	390	2
Consumer & Other	195	196	25	196	3	197	7
	$2,531	$2,775	$198	$2,546	$71	$3,505	$97
Total	$8,160	$8,404	$198	$10,373	$161	$11,361	$320

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$86	$86	$-	$90	$8
Agricultural Real Estate	5,654	5,654	-	6,069	379
Commercial	-	-	-	8	1
	$5,740	$5,740	$-	$6,167	$388
With an allowance recorded:
Commercial Real Estate	$2,822	$2,822	$234	$2,853	$94
Residential 1st Mortgages	1,562	1,770	74	1,601	73
Home Equity Lines and Loans	68	79	7	71	4
Agricultural	188	188	99	195	6
Commercial	1,528	1,528	137	1,554	53
Consumer & Other	200	200	61	54	-
	$6,368	$6,587	$612	$6,328	$230
Total	$12,108	$12,327	$612	$12,495	$618

				Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
June 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$91	$91	$-	$92	$2	$93	$4
Agricultural Real Estate	5,702	5,702	-	6,471	128	6,855	201
Commercial	32	32	-	16	1	8	1
	$5,825	$5,825	$-	$6,579	$131	$6,956	$206
With an allowance recorded:
Commercial Real Estate	$2,857	$2,857	$201	$2,874	$24	$2,884	$47
Residential 1st Mortgages	1,614	1,820	81	1,620	17	1,627	38
Home Equity Lines & Loans	71	82	3	72	1	73	2
Agricultural	196	196	98	199	2	150	2
Commercial	1,548	1,548	158	1,574	13	1,597	27
Consumer & Other	6	6	6	6	-	6	-
	$6,292	$6,509	$547	$6,345	$57	$6,337	$116
Total	$12,117	$12,334	$547	$12,924	$188	$13,293	$322

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

On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to TDR’s for a limited period of time to account for the effects of COVID-19. In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. For the quarter ended June 30, 2020 we restructured $270.7 million of loans under the CARES Act guidelines (primarily payment or interest deferrals up to six months). We believe that these actions will assist these borrowers in getting through these difficult times, but no guaranties can be made that at some time in the future these loans will not be required to be accounted for as a TDR. For borrowers who are 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluate the loan modifications under our existing TDR framework, and where such a loan modification would result in a more than insignificant concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act and the impact of COVID-19 on the Company.

At June 30, 2020, the Company allocated $373,000 of specific reserves to $8.1 million of troubled debt restructured loans & leases, all of which were performing. The Company had no commitments at June 30, 2020 to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the six-month period ended June 30, 2020, there were five loans modified as a troubled debt restructuring. The modification involved a reduction of the stated interest rate of the loan for 5 years and extended the maturity date for 10 years.

The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three and six-month periods ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	-	$-	$-	5	$634	$634
Total	-	$-	$-	5	$634	$634

During the three and six months ended June 30, 2020, the twelve months ended December 31, 2019, and the three and six-month periods ended June 30, 2019 there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

	Year ended December 31, 2019
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

The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three and six-month periods ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
Troubled Debt Restructurings	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Agricultural	-	$-	$-	1	$201	$201
Total	-	$-	$-	1	$201	$201

During the three and six-months ended June 30, 2019 there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

		Fair Value Measurements At June 30, 2020, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
US Treasury Notes	$65,384	$65,384	$-	$-
US Government Agency SBA	9,288	-	9,288	-
Mortgage Backed Securities	469,225	-	469,225	-
Corporate Securities	10,203	-	10,203	-
Other	15,307	14,997	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$569,407	$80,381	$489,026	$-

		Fair Value Measurements At December 31, 2019, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
US Treasury Notes	$54,995	$54,995	$-	$-
US Government Agency SBA	10,798	-	10,798	-
Mortgage Backed Securities	441,078	-	441,078	-
Other	515	205	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$507,386	$55,200	$452,186	$-

		Fair Value Measurements At June 30, 2019, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
Government Agency & Government-Sponsored Entities	$3,014	$-	$3,014	$-
US Treasury Notes	174,908	174,908	-	-
US Government Agency SBA	13,198	-	13,198	-
Mortgage Backed Securities	292,161	-	292,161	-
Other	4,812	203	310	4,299
Total Assets Measured at Fair Value On a Recurring Basis	$488,093	$175,111	$308,683	$4,299

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities.  During the three and six-months ended June 30, 2020 and 2019, there were no transfers in or out of Level 1, 2, or 3.

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

		Fair Value Measurements At June 30, 2020, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgage	$1,613	$-	$-	$1,613
Home Equity Lines and Loans	63	-	-	63
Agricultural	259	-	-	259
Consumer	135	-	-	135
Total Impaired Loans	2,070	-	-	2,070
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$2,943	$-	$-	$2,943

		Fair Value Measurements At December 31, 2019, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$2,588	$-	$-	$2,588
Residential 1st Mortgage	1,403	-	-	1,403
Home Equity Lines and Loans	142	-	-	142
Agricultural	88	-	-	88
Commercial	1,391	-	-	1,391
Consumer	139	-	-	139
Total Impaired Loans	5,751	-	-	5,751
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,624	$-	$-	$6,624

		Fair Value Measurements At June 30, 2019, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Commercial Real Estate	$2,656	$-	$-	$2,656
Residential 1st Mortgage	1,530	-	-	1,530
Home Equity Lines and Loans	67	-	-	67
Agricultural	98	-	-	98
Commercial	1,390	-	-	1,390
Consumer	-			-
Total Impaired Loans	5,741	-	-	5,741
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,614	$-	$-	$6,614

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

June 30, 2020 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Residential 1st Mortgage	$1,613	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.8% - 4.2%, 2.6%
Home Equity Lines and Loans	$63	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.22% - 1.42%, 1.3%
Agricultural	$259	Income Approach	Capitalization Rate	10%, 10%
Consumer	$135	Income Approach	Capitalization Rate	10%, 10%

Other Real Estate
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

December 31, 2019 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Commercial Real Estate	$2,588	Income Approach	Capitalization Rate	3.3%, 3.3%
Residential 1st Mortgages	$1,403	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.8% - 6.4%, 3%
Home Equity Lines and Loans	$142	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1.3%
Agricultural	$88	Income Approach	Capitalization Rate	4.3%, 4.3%
Commercial	$1,391	Income Approach	Capitalization Rate	3.3%, 3.3%
Consumer	$139	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	40.6%, 40.6%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

June 30, 2019 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans
Commercial Real Estate	$2,656	Income Approach	Capitalization Rate	3.25%, 3.25%
Residential 1st Mortgage	$1,530	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% -4%, 2.83%
Home Equity Lines and Loans	$67	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1.40%
Agricultural	$98	Income Approach	Capitalization Rate	5.10%, 5.10%
Commercial	$1,390	Income Approach	Capitalization Rate	3.25%, 3.25%

Other Real Estate
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

7.	Fair Value of Financial Instruments

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
June 30, 2020 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$371,439	$371,439	$-	$-	$371,439

Investment Securities Available-for-Sale	569,407	80,691	488,716	-	569,407

Investment Securities Held-to-Maturity	69,036	-	28,893	41,301	70,194

Loans & Leases, Net	3,009,454	-	-	3,001,079	3,001,079
Accrued Interest Receivable	18,083	-	18,083	-	18,083

Liabilities:
Deposits	3,782,033	3,250,311	533,650	-	3,783,961
Subordinated Debentures	10,310	-	6,936	-	6,936
Accrued Interest Payable	2,183	-	2,183	-	2,183

		Fair Value of Financial Instruments Using
December 31, 2019 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$294,758	$294,758	$-	$-	$294,758

Investment Securities Available-for-Sale	507,386	55,200	452,186	-	507,386

Investment Securities Held-to-Maturity	60,229	-	31,253	29,844	61,097

Loans & Leases, Net	2,618,015	-	-	2,584,805	2,584,805
Accrued Interest Receivable	16,733	-	16,733	-	16,733

Liabilities:
Deposits	3,278,019	2,760,097	517,172	-	3,277,269
Subordinated Debentures	10,310	-	7,325	-	7,325
Accrued Interest Payable	2,795	-	2,795	-	2,795

		Fair Value of Financial Instruments Using
June 30, 2019 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$114,717	$114,717	$-	$-	$114,717

Investment Securities Available-for-Sale	488,093	175,111	308,683	4,299	488,093

Investment Securities Held-to-Maturity	60,310	-	35,400	25,754	61,154

Loans & Leases, Net of Deferred Fees & Allowance	2,543,773	-	-	2,527,799	2,527,799
Accrued Interest Receivable	15,688	-	15,688	-	15,688

Liabilities:
Deposits	3,025,276	2,505,769	517,607	-	3,023,376
Subordinated Debentures	10,310	-	7,431	-	7,431
Accrued Interest Payable	2,465	-	2,465	-	2,465

8.	Dividends and Basic Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. However, trades are reported on the OTCQX under the symbol “FMCB”.

On May 14, 2020, the Board of Directors declared a mid-year cash dividend of $7.25 per share, a 2.8% increase over the $7.05 per share paid on June 27, 2019. The cash dividend was paid on July 1, 2020, to shareholders of record on June 12, 2020.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore diluted and basic earnings per common share are the same.

The following table calculates the basic earnings per common share for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(net income in thousands)	2020	2019	2020	2019
Net Income	$14,309	$14,105	$28,431	$27,654
Weighted Average Number of Common Shares Outstanding	793,556	787,307	793,530	785,881
Basic and Diluted Earnings Per Common Share	$18.03	$17.92	$35.83	$35.19

9.	Leases

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

As of June 30, 2020, operating lease ROU assets and liabilities were $4.64 million and $4.71 million, respectively. As of June 30, 2019, operating lease ROU assets and liabilities were $5.31 million and $5.34 million, respectively. As of December 31, 2019, operating lease ROU assets and liabilities were $4.98 million and $5.03 million, respectively.

The table below summarizes the information related to our operating leases:

(in thousands except for percent and period data)	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flow from Operating Leases	$395	$783	$393
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$-	$5,645	$5,645
Weighted-Average Remaining Lease Term - Operating Leases, in Years	7.48	7.88	8.30
Weighted-Average Discount Rate - Operating Leases	3.2%	3.2%	3.2%

The table below summarizes the maturity of remaining lease liability:

(in thousands)	June 30, 2020
2020	$399
2021	719
2022	686
2023	697
2024	707
2025 and thereafter	2,105
Total Lease Payments	5,313
Less: Interest	(602)
Present Value of Lease Liabilities	$4,711

As of June 30, 2020, we have no additional operating leases for office space that have not yet commenced or that are anticipated to commence during the third quarter of 2020.

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

As a lessor, the Company leases certain types of agriculture equipment, solar equipment, construction equipment and other equipment to its customers. The Company's net investment in direct financing leases was $104.1 million at June 30, 2020, $107.3 million at December 31, 2019 and $103.3 million at June 30, 2019.

10.	Recent Accounting Pronouncements

Recently Adopted Accounting Guidance
The following paragraphs provide descriptions of recently adopted accounting standards that may have had a material effect on the Company’s financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. During 2019, the Company completed an assessment of its CECL data and system needs, and engaged a third-party vendor to assist in developing a CECL model. The Company, in conjunction with this vendor, researched and analyzed modeling standards, loan segmentation, as well as potential external inputs to supplement our historical loss history. Model validation began in the third quarter of 2019, enabling us to complete parallel runs using data beginning with the second quarter of 2019.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2020. This analysis should be read in conjunction with our 2019 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

COVID-19 (Coronavirus) Disclosure

In an attempt to slow the accelerating spread of COVID-19, on March 16, 2020 the first cities and counties in Northern California were place under “shelter-in-place” orders. By March 19th, the Governor had placed the entire state under these orders. In June 2020 these orders were substantially lifted, but then on July 13, 2020, due to a significant increase in reported COVID-19 cases, the orders were reinstated in most California counties, including those in which the Company operates. Businesses have been designated as “essential” or “non-essential.” Non-essential businesses have either been closed or had the scope of their activities significantly reduced. Unemployment has continued to increase in the communities we serve. The economic impact of this situation has already been severe, and this second “shelter-in-place” order will only exacerbate the situation. The duration of these orders is not known at this time nor is the pace of recovery once they are lifted.

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

Impact on the Banking Industry

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law by Congress. The primary impact of this legislation, as well as related federal and state regulatory actions, is as follows:

•
Paycheck Protection Program (“PPP”) … The Small Business Administration (“SBA”) was directed by Congress to provide up to $349 billion (subsequently expanded by an additional $310 billion) in loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations over the next several months. These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of 2 years, and under certain conditions the SBA can forgive them after eight weeks. Farmers & Merchants Bank of Central California has actively participated in the PPP, and since April, 2020 we have funded $347.4 million of loans for 1,536 of our small business customers. Although these loans carry a nominal interest rate of 1%, the SBA will pay the banks an origination fee of 1-5% depending on the size of the loan. All fees have been capitalized and are being amortized over the life of the loans. Since the current assumption is that most of these loans will be forgiven after eight weeks, the income statement impact to the Company in the third or fourth quarter of 2020 could be significant. The Company has collected $11.3 million in fees from the SBA.

•
Main Street Lending Program (“MSLP”) … The Federal Reserve Bank is administering a program to provide up to $600 billion of credit to small and medium-sized eligible businesses that were in sound financial condition before COVID-19 and that were either unable to access the PPP or that require additional financial support after receiving a PPP loan. These loans are not forgivable. The MSLP offers loans up to $300 million for businesses with up to 15,000 employees or $5 billion in annual revenues.  Terms are five years, interest rate of LIBOR plus 3%, and deferral of principal for two years and interest for one year.  If sold, lenders are required to retain 5% of each loan with the remaining 95% sold to the Federal Reserve Bank.  The Company has registered as an eligible lender under the MSLP and is considering how to best use the program to assist customers.

•
Temporary Relief from Troubled Debt Restructurings … The CARES Act provides financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. Farmers & Merchants Bank of Central California has, and continues to, actively work with existing borrowers to restructure loans for up to six months, moving to either interest only payments or interest only with principal deferral for up to six months. After six months, any deferred amounts would then be added to the loan payments for the remaining term of the loan. During the second quarter we restructured $270.7 million of loans under the CARES Act guidelines. We believe that these actions will assist these borrowers in getting through these difficult times, but no guaranties can be made that at some time in the future these loans will not be required to be accounted for as a TDR.

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

•
Paycheck Protection Program Liquidity Facility (“PPPLF”) … The Federal Reserve Bank has developed a loan program to neutralize the liquidity impact to financial institutions of funding loans made under the PPP. Banks may pledge their PPP loans on a non-recourse basis and borrow against these loans for a period of up to two years at a fixed rate of .35%. Furthermore, since these FRB borrowings are on a non-recourse basis, the loans will not be counted under the calculation of leverage capital ratios. Since Farmers & Merchants Bank of Central California has significant liquidity at the current time, management is currently considering how to best use the PPPLF. The Company has until September 30, 2020 to borrow under this facility.

Impact on Farmers & Merchants Bancorp and Farmers & Merchants Bank of Central California

The Company is exposed to the following COVID-19 risks and uncertainties:

•	We may not be able to maintain staff levels in order to operate key activities of our business.
•
Our earnings may be affected by borrowers that cannot make payments on their loans. We have credit exposure to industries that have been impacted by either: (1) the public’s changing habits in response to the risks of COVID-19 (e.g., hotels, movie theaters, health clubs and restaurants); or (2) the recent “shelter-in-place” orders imposed by local, state and federal officials (e.g., small businesses determined to be “non-essential”).

•	Our liquidity position may be affected as a result of significant and unusual deposit outflows or loan drawdowns.

However, from a financial perspective, as reflected by the following June 30, 2020 measures, we remain in a strong financial position which should continue to assist us in responding to the risks of COVID-19:

•	Liquidity consisting of $304 million of Fed Funds Sold and $638 million of Investment Securities;
•	Risk Based Capital Ratio of 12.84%;
•	Allowance for Credit Losses of $55.1 million or 2.03% of total loans and leases (exclusive of government guaranteed SBA PPP loans); and
•	ROAA of 1.41% and ROAE of 14.35% in second quarter 2020.

Our credit exposure to the “Hospitality” (primarily hotels) and “Entertainment” (primarily restaurants, health clubs and movie theaters) industries totals $146.3 million in loans and leases outstanding at June 30, 2020. This represents 4.7% of total loans and leases outstanding and 36.2% of total shareholders’ equity, both measures that are thought to be reasonable when compared to peers. Most of these loans: (1) were underwritten with an original LTV of 50-70% on the underlying real estate, providing us what should be adequate collateral coverage; and (2) have financially strong guarantors with liquidity that provides additional protection. Over and above the impact on the Hospitality and Entertainment industries there has been a general economic slowdown as a result of the “shelter-in-place” orders. This is resulting in increased unemployment in many sectors. The Central Valley of California may be in a better position than other areas to weather this impact because agricultural activity has substantially continued. We are monitoring the impact on our borrowers, and working closely with them using all of the tools at our disposal, including the SBA PPP program, the FRB Main Street Lending Program and other loan restructuring strategies, to help them move through this period of reduced business activity. During the second quarter, we restructured $270.7 million of loans under the CARES Act guidelines (primarily payment or interest deferrals up to six months). We believe that these actions will assist these borrowers in getting through these difficult times, but no guaranties can be made that at some time in the future these loans will not be required to be accounted for as a TDR.

Although we continue to believe that our 2020 financial performance will, in all likelihood, be negatively impacted over the next six months by sustained low interest rates and the potential for increased borrower stress, the full extent of this impact cannot be determined at this time. Additionally, these negative impacts may be somewhat mitigated by the fees paid by the SBA under the PPP. We believe that we are well positioned to move through this difficult period with sustained profitability.

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

For the three and six months ended June 30, 2020, Farmers & Merchants Bancorp reported net income of $14,309,000 and $28,431,000, earnings per share of $18.03 and $35.83 and return on average assets of 1.41% and 1.47%, respectively. Return on average shareholders’ equity was 14.35% and 14.62% for the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2019, Farmers & Merchants Bancorp reported net income of $14,105,000 and $27,654,000, earnings per share of $17.92 and $35.19 and return on average assets of 1.66% and 1.63%, respectively. Return on average shareholders’ equity was 16.88% and 16.92% for the three and six months ended June 30, 2019.

The following is a summary of the financial results for the six-month period ended June 30, 2020 compared to June 30, 2019:

•	Net income increased 2.8% to $28,431,000 from $27,654,000.
•	Earnings per share increased 1.8% to $35.83 from $35.19.
•	Total assets increased 23.9% to $4.26 billion from $3.43 billion.
•	Total loans & leases increased 17.9% to $3.06 billion from $2.60 billion.
•	Total deposits increased 25.0% to $3.78 billion from $3.03 billion.

The primary reasons for the Company’s $777,000 or 2.8% increase in net income in the first half of 2020 as compared to the same period of 2019 were:

•	A $1.3 million increase in net interest income related to the growth in earning assets.
•	A $1.6 million decrease in the legal fees.
•	A $464,000 decrease in FDIC insurance expense.
•	A decrease in the tax provision from 25.7% to 24%.

These positive impacts were partially offset by:

•	A $1.8 million increase in salaries and employee benefits.
•	A $483,000 decrease in service charges collected on deposit accounts.
•	A $929,000 increase in other non-interest expense.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three month periods ended June 30, 2020 and 2019.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended June 30,			Three Months Ended June 30,
		2020			2019
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$254,764	$65	0.10%	$193,623	$1,161	2.41%
Investment Securities:
U.S. Treasuries	15,887	86	2.17%	23,360	131	2.24%
US Government Agency SBA	9,734	19	0.78%	14,098	97	2.75%
Government Agency & Government-Sponsored Entities	-	-	0.00%	3,016	22	2.92%
Municipals - Taxable	14,583	117	3.21%	-	-	0.00%
Obligations of States and Political Subdivisions - Non-Taxable (1)	48,836	524	4.29%	60,387	638	4.23%
Mortgage Backed Securities	469,290	2,947	2.51%	297,467	1,952	2.62%
Other	4,802	6	0.50%	4,968	42	3.38%
Total Investment Securities	563,132	3,699	2.63%	403,296	2,882	2.86%

Loans & Leases: (2)
Real Estate	1,880,773	23,189	4.96%	1,761,806	23,556	5.36%
Home Equity Lines & Loans	39,851	464	4.68%	39,996	605	6.07%
Agricultural	264,455	3,384	5.15%	269,980	3,848	5.72%
Commercial	380,175	4,560	4.82%	373,910	5,027	5.39%
Consumer	13,377	208	6.25%	17,277	255	5.92%
Other (3)	278,574	1,102	1.59%	1,079	6	2.23%
Leases	106,184	1,404	5.32%	105,953	1,419	5.37%
Total Loans & Leases	2,963,389	34,311	4.66%	2,570,001	34,716	5.42%
Total Earning Assets	3,781,285	$38,075	4.05%	3,166,920	$38,759	4.91%

Unrealized Gain on Securities Available-for-Sale	20,476			(437)
Allowance for Credit Losses	(54,760)			(55,056)
Cash and Due From Banks	63,214			54,382
All Other Assets	235,104			223,249
Total Assets	$4,045,319			$3,389,058

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$754,964	411	0.22%	$649,230	574	0.35%
Savings and Money Market	1,082,450	725	0.27%	900,327	797	0.36%
Time Deposits	519,725	1,322	1.02%	517,896	1,741	1.35%
Total Interest Bearing Deposits	2,357,139	2,458	0.42%	2,067,453	3,112	0.60%
Subordinated Debentures	10,310	94	3.67%	10,310	141	5.49%
Total Interest Bearing Liabilities	2,367,449	$2,552	0.43%	2,077,763	$3,253	0.63%
Interest Rate Spread (4)			3.62%			4.28%
Demand Deposits (Non-Interest Bearing)	1,216,353			920,627
All Other Liabilities	62,601			56,473
Total Liabilities	3,646,403			3,054,863

Shareholders' Equity	398,916			334,195
Total Liabilities & Shareholders' Equity	$4,045,319			$3,389,058
Net Interest Income and Margin on Total Earning Assets (5)		35,523	3.78%		35,506	4.50%
Tax Equivalent Adjustment		(108)			(133)
Net Interest Income		$35,415	3.77%		$35,374	4.48%

(1) Yields and interest income are calculated on an fully taxable equivalent basis using the current statutory federal tax rate.
(2) Average balances on loans & leases outstanding include non-performing loans, if any. The amortized portion of net loan origination fees is included in interest income on loans & leases, representing an adjustment to the yield.
(3) Includes PPP loans.
(4) Interest rate spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5) Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Six Months Ended June 30,			Six Months Ended June 30,
	2020			2019
Assets	Balance	Interest	Annualized Yield/Rate	Balance	Interest	Annualized Yield/Rate
Interest Bearing Deposits With Banks	$271,896	$1,012	0.75%	$190,559	$2,286	2.42%
Investment Securities:
U.S. Treasuries	16,093	178	2.25%	34,924	326	1.87%
US Government Agency SBA	10,120	70	1.38%	14,671	196	2.67%
Government Agency & Government-Sponsored Entities	-	-	0.00%	3,022	44	2.91%
Municipals - Taxable	8,798	203	4.56%	-	-	0.00%
Obligations of States and Political Subdivisions - Non-Taxable (1)	52,618	1,065	4.05%	57,251	1,197	4.18%
Mortgage Backed Securities	453,016	5,865	2.59%	302,244	3,996	2.64%
Other	3,301	11	0.67%	5,075	109	4.30%
Total Investment Securities	543,946	7,392	2.72%	417,187	5,868	2.81%

Loans & Leases: (2)
Real Estate	1,851,366	46,838	5.09%	1,770,288	46,249	5.27%
Home Equity Line & Loans	39,843	1,024	5.17%	39,804	1,201	6.08%
Agricultural	264,943	6,815	5.17%	264,574	7,476	5.70%
Commercial	386,052	9,433	4.91%	358,763	9,548	5.37%
Consumer	13,817	429	6.24%	17,524	509	5.86%
Other (3)	139,672	1,106	1.59%	1,079	12	2.24%
Leases	105,681	2,826	5.38%	106,905	2,898	5.47%
Total Loans & Leases	2,801,374	68,471	4.92%	2,558,937	67,893	5.35%
Total Earning Assets	3,617,216	$76,875	4.27%	3,166,683	$76,047	4.84%

Unrealized (Loss) Gain on Securities Available-for-Sale	13,635			(2,219)
Allowance for Credit Losses	(54,891)			(55,147)
Cash and Due From Banks	61,565			55,289
All Other Assets	236,288			220,571
Total Assets	$3,873,813			$3,385,177

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$729,515	$959	0.26%	$658,297	$1,126	0.34%
Savings and Money Market	1,048,924	1,686	0.32%	905,531	1,527	0.34%
Time Deposits	521,136	2,957	1.14%	515,886	3,280	1.28%
Total Interest Bearing Deposits	2,299,575	5,602	0.49%	2,079,714	5,933	0.58%
Federal Home Loan Bank Advances	2	-	0.00%	2	-	0.00%
Subordinated Debentures	10,310	213	4.15%	10,310	286	5.59%
Total Interest Bearing Liabilities	2,309,887	$5,815	0.51%	2,090,026	$6,219	0.60%
Interest Rate Spread (4)			3.77%			4.24%
Demand Deposits (Non-Interest Bearing)	1,113,825			918,280
All Other Liabilities	61,050			50,006
Total Liabilities	3,484,762			3,058,312

Shareholders' Equity	389,051			326,865
Total Liabilities & Shareholders' Equity	$3,873,813			$3,385,177
Net Interest Income and Margin on Total Earning Assets (5)		71,060	3.99%		69,828	4.45%
Tax Equivalent Adjustment		(219)			(248)
Net Interest Income		$70,841	3.98%		$69,580	4.43%

(1) Yields and interest income are calculated on an fully taxable equivalent basis using the current statutory federal tax rate.
(2) Average balances on loans & leases outstanding include non-performing loans, if any. The amortized portion of net loan origination fees is included in interest income on loans & leases, representing an adjustment to the yield.
(3) Includes PPP loans.
(4) Interest rate spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5) Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)

(in thousands)	Three Months Ended				Six Months Ended
	June 30, 2020 compared to June 30, 2019				June 30, 2020 compared to June 30, 2019
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits With Banks	$(272)	$(824)	$(1,096)	$121	$(1,395)	$(1,274)
Investment Securities
U.S. Treasuries	(40)	(5)	(45)	(155)	7	(148)
US Government Agency SBA	(25)	(53)	(78)	(50)	(76)	(126)
Government Agency & Government-Sponsored Entities	(11)	(11)	(22)	(22)	(22)	(44)
Municipals - Taxable	58	59	117	101	102	203
Obligations of States and Political Subdivisions - Non-Taxable	(106)	(9)	(115)	(95)	(37)	(132)
Mortgage Backed Securities	926	69	995	1,873	(4)	1,869
Other	(1)	(35)	(36)	(29)	(69)	(98)
Total Investment Securities	801	15	816	1,623	(99)	1,524

Loans & Leases:
Real Estate	(173)	(194)	(367)	1,252	(663)	589
Home Equity Line & Loans	(3)	(138)	(141)	1	(178)	(177)
Agricultural	(79)	(385)	(464)	-	(661)	(661)
Commercial	(64)	(403)	(467)	330	(445)	(115)
Consumer	(37)	(10)	(47)	(87)	7	(80)
Other (1)	1,095	1	1,096	1,095	(1)	1,094
Leases	(3)	(12)	(15)	(30)	(42)	(72)
Total Loans & Leases	736	(1,141)	(405)	2,561	(1,983)	578
Total Earning Assets	1,265	(1,950)	(685)	4,305	(3,477)	828

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	(49)	(114)	(163)	(7)	(160)	(167)
Savings and Money Market	(33)	(39)	(72)	221	(62)	159
Time Deposits	(6)	(413)	(419)	(1)	(322)	(323)
Total Interest Bearing Deposits	(88)	(566)	(654)	213	(544)	(331)
Subordinated Debentures	-	(47)	(47)	-	(73)	(73)
Total Interest Bearing Liabilities	(88)	(613)	(701)	213	(617)	(404)
Total Change on a Tax Equivalent Basis	$1,353	$(1,337)	$16	$4,092	$(2,860)	$1,232

(1) Includes PPP loans.
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Second Quarter 2020 vs. Second Quarter 2019
Net interest income for the second quarter of 2020 increased .12% or $42,000 to $35.4 million. On a fully taxable equivalent basis, net interest income increased .05% and totaled $35.5 million for the second quarter of 2020. As more fully discussed below, the increase in net interest income was primarily due to a $614.4 million increase in average earning assets offset by a 72 basis point decrease in the net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended June 30, 2020, the Company’s net interest margin was 3.78% compared to 4.50% for the quarter ended June 30, 2019. This decrease in net interest margin was due primarily to a 86 basis point decrease in yield on earning assets offset somewhat by a 20 basis point decrease in the cost of interest bearing liabilities.

Average loans & leases totaled $3.0 billion for the quarter ended June 30, 2020; an increase of $393.4 million compared to the average balance for the quarter ended June 30, 2019. A significant portion of this increase was due to loans funded under the SBA PPP.  Since April 2020 we have funded $347.4 million of loans for 1,536 of our small business customers. (See “Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for additional information). Loans & leases decreased from 81.2% of average earning assets at June 30, 2019 to 78.4% at June 30, 2020. The annualized yield on the Company’s loan & lease portfolio decreased to 4.66% for the quarter ended June 30, 2020, compared to 5.42% for the quarter ended June 30, 2019. Some of this decrease was due to $347.4 million of PPP loans funded at a rate of 1.00% with the remaining decrease due to an overall drop in market interest rates. This lower yield offset somewhat the positive impact of increased average loan & lease balances resulting in interest revenue from loans & leases to only decrease by 1.17% to $34.3 million. The Company continues to experience aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Historically, the Company invested primarily in: (1) mortgage-backed securities issued by government-sponsored entities; (2) debt securities issued by the U.S. Treasury, government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, at certain times the Company selectively added investment grade corporate securities (floating rate and fixed rate with maturities less than 7 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity. Since the risk factor for these types of investments is generally lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases.

Average investment securities totaled $563.1 million for the quarter ended June 30, 2020; an increase of $159.8 million compared to the average balance for the quarter ended June 30, 2019. The average investment portfolio yield, on a tax equivalent (TE) basis, was 2.63% for the quarter ended June 30, 2020, compared to 2.86% for the quarter ended June 30, 2019. This overall decrease in yield was caused primarily by a decrease in market interest rates. As a result of the combined impact of these mix, balance and yield changes, tax equivalent interest income on securities increased $816,000 to $3.70 million for the quarter ended June 30, 2020, compared to $2.88 million for the quarter ended June 30, 2019. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2020. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits.  Balances with the FRB earn interest at the Fed Funds rate, which was 0.10% in June 2020 compared to 2.35% in June 2019. Average interest bearing deposits with banks for the quarter ended June 30, 2020, was $254.8 million, an increase of $61.1 million compared to the average balance for the quarter ended June 30, 2019. Interest income on interest bearing deposits with banks for the quarter ended June 30, 2020, decreased $1.1 million to $65,000 compared to the quarter ended June 30, 2019.

Average interest-bearing liabilities increased $289.7 million or 14.0% during the second quarter of 2020. Of that increase: (1) interest-bearing transaction deposits increased $105.7 million; (2) savings and money market deposits increased $182.1 million; (3) time deposits increased $1.8 million (see “Financial Condition – Deposits”); (4) FHLB advances remained unchanged (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”). A significant portion of this deposit growth was a result of funds from the SBA PPP being deposited into borrower accounts until those funds will be used for operating expenses.

Total interest expense on interest bearing deposits was $2.5 million for the second quarter of 2020 as compared to $3.1 million for the second quarter of 2019. The average rate paid on interest-bearing deposits was 0.42% for the second quarter of 2020 compared to 0.60% for the second quarter of 2019. The Company continues to experience aggressive competitor rates on interest bearing deposits which it may need to meet in order to retain key customers. This could place negative pressure on future deposit rates and net interest margin.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019
During the first six months of 2020, net interest income increased 1.81% to $70.8 million, compared to $69.6 million at June 30, 2019. On a fully taxable equivalent basis, net interest income increased 1.76% and totaled $71.1 million at June 30, 2020, compared to $69.8 million at June 30, 2019. The increase in net interest income was primarily due to a $450.5 million increase in average earning assets offset by a 46 basis point decrease in the net interest margin.

For the six months ended June 30, 2020, the Company’s net interest margin was 3.99% compared to 4.45% for the same period in 2019. This decrease in net interest margin was due primarily to a decrease of 0.57% in the yield received on earning assets offset somewhat by a 9 basis point decrease in the cost of interest bearing liabilities.

The average balance of loans & leases increased by $242.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The yield on the loan & lease portfolio decreased 43 basis points to 4.92% for the six months ended June 30, 2020 compared to 5.35% for the six months ended June 30, 2019. This lower yield offset somewhat the positive impact of increased average loan & lease balances resulting in interest revenue from loans & leases increasing .85% or $578,000 for the first six months of 2020.

Average investment securities were $543.9 million for the six months ended June 30, 2020 compared to $417.2 million for the same period in 2019. The average tax equivalent yield for the six months ended June 30, 2020 was 2.72% compared to 2.81% for the six months ended June 30, 2019. This overall decrease in yield was caused primarily by a decrease in market interest rates. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2020. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which was .10% in June 2020 compared to 2.35% in June 2019. Average interest bearing deposits with banks for the six-months ended June 30, 2020, was $271.9 million, an increase of $81.3 million compared to the average balance for the six-months ended June 30, 2019. Interest income on interest bearing deposits with banks for the six-months ended June 30, 2020, decreased $1.3 million to $1.0 million compared to the six-months ended June 30, 2019.

Average interest-bearing liabilities increased $219.9 million or 10.5% during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Of that increase: (1) interest-bearing transaction deposits increased $71.2 million; (2) savings and money market deposits increased $143.4 million; (3) time deposits increased $5.3 million (see “Financial Condition – Deposits”); and (4) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $5.6 million for the first six months of 2020 as compared to $5.9 million for the first six months of 2019. The average rate paid on interest-bearing deposits was 0.49% in the first six months of 2020 and 0.58% in the first six months of 2019. The Company continues to experience aggressive competitor rates on interest bearing deposits which it may need to meet in order to retain key customers. This could place negative pressure on future deposit rates and net interest margin.

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

The Company made a $300,000 provision for credit losses during the first half of 2020 compared to $200,000 during the first half of 2019. Net charge-offs during the first half of 2020 were $254,000 compared to net charge-off of $341,000 in the first half of 2019. See “Overview – Looking Forward: 2020 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2019 Annual Report on Form 10-K.

After reviewing all factors above, management concluded that the allowance for credit losses, as of June 30, 2020, and June 30, 2019 were adequate.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Allowance for Credit Losses (in thousands)	2020	2019	2020	2019
Balance at Beginning of Period	54,824	54,907	55,012	55,266
Loans or Leases Charged Off	(197)	(18)	(462)	(418)
Recoveries of Loans or Leases Previously Charged Off	131	36	208	77
Provision Charged to Expense	300	200	300	200
Balance at End of Period	55,058	55,125	55,058	55,125

The table below breaks out current quarter activity by portfolio segment (in thousands):

June 30, 2020	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2020	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Charge-Offs	-	-	-	-	(7)	-	(426)	(29)	-	-	(462)
Recoveries	-	-	-	46	34	30	80	18	-	-	208
Provision	10,370	(6,107)	(497)	870	(463)	(3,316)	(1,077)	(86)	(362)	968	300
Ending Balance- June 30, 2020	$21,423	$9,021	$1,452	$1,771	$2,239	$4,790	$10,043	$359	$2,800	$1,160	$55,058
Second Quarter Allowance for Credit Losses:
Beginning Balance- April 1, 2020	$11,122	$14,469	$1,927	$1,037	$2,783	$6,959	$12,214	$382	$3,188	$743	$54,824
Charge-Offs	-	-	-	-	(7)	-	(182)	(8)	-	-	(197)
Recoveries	-	-	-	26	13	3	79	10	-	-	131
Provision	10,301	(5,448)	(475)	708	(550)	(2,172)	(2,068)	(25)	(388)	417	300
Ending Balance- June 30, 2020	$21,423	$9,021	$1,452	$1,771	$2,239	$4,790	$10,043	$359	$2,800	$1,160	$55,058

The Allowance for Credit Losses at June 30, 2020 decreased an insignificant $67,000 from June 30, 2019 and increased an insignificant $46,000 from December 31, 2019. The Company believes that an allowance of 1.79% of gross loans (2.03% when government guaranteed SBA PPP loans are excluded) provides sufficiently for our exposure at the current time.

Changes to the reserve during the first six months of 2020 are due to changes in the underlying credit quality of the loan portfolio. Overall: (1) reserves for “Agricultural” and “Agricultural Real Estate” loans (which are currently thought to have more limited COVID-19 loss exposure since agricultural activity has substantially continued) have been reduced significantly; (2) reserves for Commercial Real Estate (where our COVID-19 exposure is thought to be greater since many of these borrowers have been impacted by “non-essential” designations and “shelter-in-place” orders) have been increased significantly; and (3) the “Unallocated” reserve has been increased. See “Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for additional information of the Company’s COVID-19 exposure.

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

Second Quarter 2020 vs. Second Quarter 2019
Non-interest income decreased $886,000 or 20.1% for the three months ended June 30, 2020, compared to the same period of 2019. This decrease was primarily due to: (1) a $527,000 decrease in service charges collected on deposit accounts resulting from the Bank complying with the Governor of California’s request that banks not charge overdraft and other fees during the early stages of the COVID-19 crisis; and (2) a $295,000 decrease in  the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income).

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019
Non‑interest income decreased $2.4 million or 27.3% for the six months ended June 30, 2020 compared to the same period of 2019. This decrease was primarily due to: (1) a $483,000 decrease in service charges collected on deposit accounts resulting from the Bank complying with the Governor of California’s request that banks not charge overdraft and other fees during the early stages of the COVID-19 crisis; and (2) a $2.0 million decrease in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income).

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

Second Quarter 2020 vs. Second Quarter 2019
Overall, non-interest expense decreased $778,000 or 3.8% for the three months ended June 30, 2020, compared to the same period in 2019. This decrease was primarily comprised of: (1) a $804,000 decrease in legal expense; and (2) a $295,000 decrease in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income); and (3) a $344,000 increase in salaries and employee benefits.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019
Non-interest expense decreased $1.4 million or 3.5% for the six months ended June 30, 2020, compared to the same period of 2019. This decrease was primarily comprised of: (1) decreased legal expenses of $1.6 million; (2) a $2.0 million decrease in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income); and (3) a $1.8 million increase in salaries and employee benefits.

Income Taxes
The Bank’s provision for income taxes decreased 6.33% to $9.0 million for the first six months of 2020. The Company’s effective tax rate for the first six months of 2020 was 24.0% compared to 25.7% for the same period in 2019. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to benefits regarding the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

Financial Condition

This section discusses material changes in the Company’s consolidated balance sheet at June 30, 2020, as compared to December 31, 2019 and to June 30, 2019. As previously discussed (see “Overview”) the Company’s consolidated financial condition can be influenced by the seasonal banking needs of its agricultural customers.

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans & leases. The debt securities in the Company’s investment portfolio have historically been comprised primarily of: (1) mortgage-backed securities issued by federal government-sponsored entities; (2) debt securities issued by US Treasury, government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, at certain times, the Company has selectively added investment grade corporate securities (floating rate and fixed rate with maturities less than 7 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity without subjecting the Company to the interest rate risk associated with mortgage-backed securities.

The Company’s investment portfolio at June 30, 2020 was $638.4 million compared to $548.4 million at the end of 2019, an increase of $90.0 million or 16.4%. At December 31, 2019, the investment portfolio totaled $567.6 million. The Company uses its investment portfolio to help balance its overall interest rate risk. Accordingly, when market rates are increasing it invests most of its funds in shorter term Treasury and Agency securities or shorter term (10, 15 and 20 year) mortgage backed securities. Conversely, when rates are falling, 30 year mortgage backed securities or longer term Treasury and Agency securities may be increased.

The Company's total investment portfolio currently represents 15.0% of the Company’s total assets as compared to 15.3% at December 31, 2019, and 16.0% at June 30, 2019.

As of June 30, 2020, the Company held $69 million of municipal investments, all classified as HTM. Of this balance, $27 million were bank-qualified municipal bonds, and $42 million were private placement municipal bonds, warrants, and CRA qualified investments in our service area. In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of June 30, 2020, all of the Company’s bank-qualified municipal bond portfolio was rated at either the issue or issuer level, and all of these ratings were “investment grade.” The Company monitors the status of all municipal investments and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $303.9 million at June 30, 2020, $223.2 million at December 31, 2019 and $50.2 million at June 30, 2019.

The Company classifies its investments as held-to-maturity (“HTM”), trading, or available-for-sale (“AFS”). Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of June 30, 2020, December 31, 2019 and June 30, 2019, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Overall, the Company's loan & lease portfolio at June 30, 2020 totaled $3.1 billion, an increase of $465.6 million or 17.9% over June 30, 2019. This increase occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; (2) expansion of our service area into the East Bay of San Francisco and Napa; and (3) the origination of $347.4 million of PPP loans (See “Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for additional information of the Company’s COVID-19 exposure). No assurances can be made that this growth in the loan & lease portfolio will continue, and it is anticipated that the majority of the PPP loans will be forgiven by the SBA in the second half of 2020. Loans & leases at June 30, 2020 increased $391 million from $2.7 billion at December 31, 2019.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	June 30, 2020		December 31, 2019		June 30, 2019
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$873,922	28.4%	$846,486	31.6%	$821,472	31.5%
Agricultural Real Estate	635,077	20.6%	625,767	23.3%	605,776	23.2%
Real Estate Construction	166,548	5.4%	115,644	4.3%	93,539	3.6%
Residential 1st Mortgages	272,209	8.8%	255,253	9.5%	257,408	9.9%
Home Equity Lines and Loans	37,966	1.2%	39,270	1.5%	40,210	1.5%
Agricultural	261,986	8.5%	292,904	10.9%	284,858	10.9%
Commercial	369,817	12.0%	384,795	14.4%	382,192	14.7%
Consumer & Other (1)	361,035	11.7%	15,422	0.6%	17,844	0.7%
Leases	103,229	3.4%	104,470	3.9%	102,300	4.0%
Total Gross Loans & Leases	3,081,789	100.0%	2,680,011	100.0%	2,605,599	100.0%
Less: Unearned Income	17,277		6,984		6,701
Subtotal	3,064,512		2,673,027		2,598,898
Less: Allowance for Credit Losses	55,058		55,012		55,125
Net Loans & Leases	$3,009,454		$2,618,015		$2,543,773

(1) Includes PPP loans.

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified” and these loans & leases receive increased management attention. As of June 30, 2020, classified loans totaled $21 million compared to $16.2 million at December 31, 2019 and $14.6 million at June 30, 2019.

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

Non-Accrual Loans & leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable.  At June 30, 2020 non-accrual loans & lease totaled $473,000. There were no non-accrual loans & leases at December 31, 2019 or June 30, 2019.

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

As of June 30, 2020, restructured loans & leases on accrual totaled $7.6 million as compared to $13.5 million at December 31, 2019. Restructured loans on accrual at June 30, 2019 were $12.1 million. During the second quarter, we restructured $270.7 million of loans under the CARES Act guidelines (primarily payment or interest deferrals up to six months). We believe that these actions will assist these borrowers in getting through these difficult times, but no guaranties can be made that at some time in the future these loans will not be required to be accounted for as a TDR.

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

Non-Performing Assets
(in thousands)	June 30, 2020	Dec. 31, 2019	June 30, 2019
Non-Performing Loans & Leases	$473	$-	$-
Other Real Estate	873	873	873
Total Non-Performing Assets	$1,346	$873	$873
Non-Performing Loans & Leases
as a % of Total Loans & Leases	0%	0%	0%
Restructured Loans & Leases (Performing)	$7,683	$12,105	$12,113

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $79,000 $0, and $0 have been established for non-performing loans & leases at June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

Foregone interest income on non-accrual loans & leases, which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $8,100 for the period ended June 30, 2020, and $0 for the year ended December 31, 2019, and period ended June 30, 2019.

The Company reported $873,000 of ORE at June 30, 2020, December 31, 2019, and June 30, 2019.

Except for: (i) those classified and non-performing loans & leases discussed above; and (ii) those loans modified under the COVID-19 guidelines of the CARES Act. the Company’s management is not aware of any loans & leases as of June 30, 2020, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

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

•
In an attempt to slow the accelerating spread of COVID-19, on March 16, 2020 the first cities and counties in Northern California were placed under “shelter-in-place” orders. By March 19th, the Governor had placed the entire state under these orders. In June these orders were substantially lifted, but then on July 13, 2020, due to a significant increase in reported COVID-19 cases, the orders were reinstated in most California counties, including those in which the Company operates.  Businesses have been designated as “essential” or “non-essential.” Non-essential businesses have either been closed or had the scope of their activities significantly reduced. Unemployment has increased.  The economic impact of this situation has already been severe, and this second “shelter-in-place” order will only exacerbate the situation. The duration of these orders is not known at this time nor is the pace of recovery once they are lifted, therefore, the Company cannot determine the ultimate impact on classified and non-performing loans and leases (see “Part I, Item 2. COVID-19 (Coronavirus) Disclosure)”.

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

The Company's deposit balances at June 30, 2020 have increased $756.8 million or 25.0% compared to June 30, 2019. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; (2) the Company’s expansion of its service area into Walnut Creek, Concord and Napa; and (3) borrowers under the PPP depositing loan proceeds into their deposit accounts until those funds are used for operating expenses. The Company continues to experience significant competitive pressures on deposit rates. The Company remains selective in how they respond to competitor rates, which may impact future deposit growth.

Although total deposits have increased 25.0% since June 30, 2019, importantly, low cost transaction accounts have grown at a strong pace as well:

•	Demand and interest-bearing transaction accounts increased $486.1 million or 30.3% since June 30, 2019.
•	Savings and money market accounts have increased $258.4 million or 28.7% since June 30, 2019.
•	Time deposit accounts have increased $12.2 million or 2.4% since June 30, 2019.

The Company's deposit balances at June 30, 2020 have increased $504.0 million or 15.38% compared to December 31, 2019. Interest-bearing transaction accounts increased by $163.2 million or 16.4%, Savings and money market deposits increased 16.4% or $163.2 million and time deposit accounts increased by $13.8 million or 2.7%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at June 30, 2020, December 31, 2019, or June 30, 2019. There were no Federal Funds purchased or advances from the FRB at June 30, 2020, December 31, 2019 or June 30, 2019.

As of June 30, 2020 the Company has additional borrowing capacity of $622.7 million with the Federal Home Loan Bank and $423.7 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 12 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2019 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Capital”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 3.15% as of June 30, 2020, 4.75% at December 31, 2019 and 5.26 at June 30, 2019. The average rate paid for these securities for the first half of 2020 was 4.15% and 5.59% for the first half of 2019. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $403.7 million at June 30, 2020, $369.3 million at December 31, 2019, and $341.5 million at June 30, 2019.

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

The minimum capital level requirements applicable to the Company and the Bank are: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets (“RWA”); (ii) a Tier 1 capital ratio of 6% of RWA; (iii) a total capital ratio of 8% of RWA; and (iv) a Tier 1 leverage ratio of 4% of total assets. A "capital conservation buffer" of 2.5% above each of the regulatory minimum capital ratios, which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0% of RWA; (ii) a Tier 1 capital ratio of 8.5% of RWA; and (iii) a total capital ratio of 10.5% of RWA. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. The Company’s subordinated debentures issued in 2003 continue to be counted as Tier 1 capital.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020
Total Capital Ratio	$425,805	12.84%	$265,235	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$374,190	11.29%	$149,195	4.5%	N/A	N/A
Tier 1 Capital Ratio	$384,190	11.59%	$198,926	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$384,190	9.56%	$160,745	4.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020
Total Capital Ratio	$424,979	12.82%	$265,193	8.0%	$331,491	10.0%
Common Equity Tier 1 Capital Ratio	$383,370	11.57%	$149,171	4.5%	$215,469	6.5%
Tier 1 Capital Ratio	$383,370	11.57%	$198,895	6.0%	$265,193	8.0%
Tier 1 Leverage Ratio	$383,370	9.55%	$160,577	4.0%	$200,721	5.0%

Loans originated under the SBA’s PPP are assigned a risk-weighting of 0% so they have no impact on the Company’s RBC ratios.  However, they are fully includable in the tier 1 leverage capital ratio calculation, which has resulted in a short-term reduction in that ratio (until the PPP loans are forgiven).  Had the Company not participated in the PPP program, the net result would have been a 71 basis point improvement to the June 30, 2020 tier 1 leverage capital ratio, increasing the ratio to 10.27%.

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

There were no stock repurchases during the first half of 2020 or 2019. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Commitments to Extend Credit	$964,852	$919,982	$835,230
Letters of Credit	20,285	20,346	20,340
Performance Guarantees Under Interest Rate Swap Contracts Entered
Into Between Our Borrowing Customers and Third Parties	3,897	1,513	1,485

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments which totaled $315,000 at June 30, 2020, December 31, 2019, and June 30, 2019. We do not anticipate any material losses as a result of these transactions.

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

Part 2 - considers qualitative internal and external factors that may affect a loan or lease’s collectability, based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the historical and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

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

Part 3 - An unallocated allowance generally occurs due to the imprecision in estimating and allocating allowance balances associated with macro factors such as: (1) economic conditions in the Central Valley; (2) the long-term risks associated with the availability of water in the Central Valley; and (3) the impact of COVID-19.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at June 30, 2020 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2020, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of .02% if rates increase by 200 basis points and an increase in net interest income of .60% if rates decline 100 basis points. Comparatively, at December 31, 2019, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.00% if rates increase by 200 basis points and a decrease in net interest income of 2.00% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2019 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $78 million and repurchase lines of $112 million with major banks. As of June 30, 2020, the Company has additional borrowing capacity of $622.7 million with the FHLB and $423.7 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At June 30, 2020, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $591.3 million, which represents 13.89% of total assets.

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

ITEM 1.Legal Proceedings

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first six months of 2020. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

During the first quarter of 2020, the Company issued 523 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. These shares were issued at a price of $770.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital. There were no shares issued during the second quarter of 2020.

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

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: August 7, 2020	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	/s/ Stephen W. Haley

Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)