Form 10-Q
period 2020-09-30
FARMERS & MERCHANTS BANCORP
filed 2020-11-06
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Number of shares of common stock of the registrant 793,556 outstanding as of November 2, 2020.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FARMERS & MERCHANTS BANCORP
Condensed Consolidated Balance Sheets

(in thousands except share data)
Assets	September 30, 2020 (Unaudited)	December 31, 2019	September 30, 2019 (Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$58,810	$71,564	$73,129
Interest Bearing Deposits with Banks	299,558	223,194	150,947
Total Cash and Cash Equivalents	358,368	294,758	224,076

Investment Securities:
Available-for-Sale	568,536	507,386	492,930
Held-to-Maturity	69,913	60,229	60,354
Total Investment Securities	638,449	567,615	553,284

Loans & Leases:	3,111,931	2,673,027	2,617,122
Less: Allowance for Credit Losses	56,798	55,012	54,954
Loans & Leases, Net	3,055,133	2,618,015	2,562,168

Premises and Equipment, Net	49,214	45,271	31,528
Bank Owned Life Insurance, Net	68,705	67,148	66,626
Interest Receivable and Other Assets	131,745	129,023	131,519
Total Assets	$4,301,614	$3,721,830	$3,569,201

Liabilities
Deposits:
Demand	$1,340,797	$1,067,187	$994,860
Interest Bearing Transaction	812,166	697,952	669,926
Savings and Money Market	1,201,566	994,958	948,358
Time	460,248	517,922	526,269
Total Deposits	3,814,777	3,278,019	3,139,413

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	59,626	64,205	63,751
Total Liabilities	3,884,713	3,352,534	3,213,474

Shareholders' Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 793,556, 793,033 and 787,307, Shares Issued and Outstanding at September 30, 2020, December 31, 2019 and September 30, 2019, Respectively	8	8	8
Additional Paid-In Capital	80,350	79,947	75,538
Retained Earnings	323,524	286,036	277,063
Accumulated Other Comprehensive Income, Net of Taxes	13,019	3,305	3,118
Total Shareholders' Equity	416,901	369,296	355,727
Total Liabilities and Shareholders' Equity	$4,301,614	$3,721,830	$3,569,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FARMERS & MERCHANTS BANCORP

Condensed Consolidated Statements of Income (Unaudited)

(in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Income
Interest and Fees on Loans & Leases	$36,409	$34,835	$104,880	$102,728
Interest on Deposits with Banks	81	1,396	1,093	3,682
Interest on Investment Securities:
Taxable	2,889	2,332	9,216	7,003
Exempt from Federal Tax	414	247	1,260	1,196
Total Interest Income	39,793	38,810	116,449	114,609

Interest Expense
Deposits	2,011	3,392	7,613	9,325
Subordinated Debentures	83	138	296	424
Total Interest Expense	2,094	3,530	7,909	9,749

Net Interest Income	37,699	35,280	108,540	104,860
Provision for Credit Losses	1,700	-	2,000	200
Net Interest Income After Provision for Loan Losses	35,999	35,280	106,540	104,660

Non-Interest Income
Service Charges on Deposit Accounts	654	958	1,948	2,735
Net Gain on Sale of Investment Securities	-	1	13	1
Increase in Cash Surrender Value of Bank Owned Life Insurance	528	512	1,557	1,509
Debit Card and ATM Fees	1,465	1,306	4,044	3,774
Net Gain on Deferred Compensation Investments	1,022	207	883	2,070
Other	870	990	2,535	2,749
Total Non-Interest Income	4,539	3,974	10,980	12,838

Non-Interest Expense
Salaries and Employee Benefits	13,606	14,321	42,269	41,184
Net Gain on Deferred Compensation Investments	1,022	207	883	2,070
Occupancy	1,186	1,107	3,429	3,161
Equipment	1,272	1,188	3,726	3,541
Marketing	245	235	515	848
Legal	23	600	100	2,320
FDIC Insurance	249	153	256	624
Other	3,180	3,045	9,182	8,118
Total Non-Interest Expense	20,783	20,856	60,360	61,866

Income Before Provision for Income Taxes	19,755	18,398	57,160	55,632
Provision for Income Taxes	4,945	4,660	13,919	14,240
Net Income	$14,810	$13,738	$43,241	$41,392
Basic and Diluted Earnings Per Common Share	$18.66	$17.45	$54.49	$52.64

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FARMERS & MERCHANTS BANCORP

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30
	2020	2019	2020	2019
Net Income	$14,810	$13,738	$43,241	$41,392

Other Comprehensive Income
Increase in Net Unrealized (Loss) Gain on Available-for-Sale Securities	(2,325)	684	13,803	8,671
Deferred Tax Provision (Benefit) Related to Unrealized Gains (Loss)	688	(203)	(4,080)	(2,564)
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	-	(1)	(13)	(1)
Deferred Tax Related to Reclassification Adjustment	-	-	4	-
Total Other Comprehensive (Loss) Income	(1,637)	480	9,714	6,106
Comprehensive Income	$13,173	$14,218	$52,955	$47,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FARMERS & MERCHANTS BANCORP

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the three and nine months ended September 30, 2020 and 2019
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Shareholders' Equity
Three Months Ended September 30, 2020
Balance, July 1, 2020	793,556	$8	$80,350	$308,714	$14,656	$403,728
Net Income			-	14,810	-	14,810
Net Unrealized Loss on Securities Available-for-Sale, net of tax		-	-	-	(1,637)	(1,637)
Balance, September 30, 2020	793,556	$8	$80,350	$323,524	$13,019	$416,901

Three Months Ended September 30, 2019
Balance, July 1, 2019	787,307	$8	$75,538	$263,325	$2,638	$341,509
Net Income			-	13,738	-	13,738
Net Unrealized Gain on Securities Available-for-Sale, net of tax		-	-	-	480	480
Balance, September 30, 2019	787,307	$8	$75,538	$277,063	$3,118	$355,727

Nine Months Ended September 30, 2020
Balance, January 1, 2020	793,033	$8	$79,947	$286,036	$3,305	$369,296
Net Income			-	43,241	-	43,241
Cash Dividends Declared on Common Stock ($7.25 per share)		-	-	(5,753)	-	(5,753)
Issuance of Common Stock	523	-	403	-	-	403
Net Unrealized Gain on Securities Available-for-Sale, net of tax		-	-	-	9,714	9,714
Balance, September 30, 2020	793,556	$8	$80,350	$323,524	$13,019	$416,901

Nine Months Ended September 30, 2019
Balance, January 1, 2019	783,721	$8	$72,974	$241,221	$(2,988)	$311,215
Net Income			-	41,392	-	41,392
Cash Dividends Declared on Common Stock ($7.05 per share)		-	-	(5,550)	-	(5,550)
Issuance of Common Stock	3,586	-	2,564	-	-	2,564
Net Unrealized Gain on Securities Available-for-Sale, net of tax		-	-	-	6,106	6,106
Balance, September 30, 2019	787,307	$8	$75,538	$277,063	$3,118	$355,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FARMERS & MERCHANTS BANCORP
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months
	Ended September 30,
(in thousands)	2020	2019
Operating Activities:
Net Income	$43,241	$41,392
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	2,000	200
Depreciation and Amortization	2,117	2,071
Net Amortization of Investment Security Premiums & Discounts	741	365
Amortization of Core Deposit Intangible	470	479
Accretion of Discount on Acquired Loans	(134)	(22)
Net (Gain) Loss on Sale of Investment Securities	(13)	(1)
Net Loss (Gain) on Sale of Property & Equipment	(38)	83
Net Change in Operating Assets & Liabilities:
Net (Increase) Decrease in Interest Receivable and Other Assets	(6,269)	814
Net (Decrease) Increase in Interest Payable and Other Liabilities	(1,773)	8,789
Net Cash Provided by Operating Activities	40,342	54,170
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(273,408)	(502,221)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	225,332	511,590
Purchase of Investment Securities Held-to-Maturity	(19,056)	(14,271)
Proceeds from Matured or Called Securities Held-to-Maturity	9,341	8,658
Net Loans & Leases Paid, Originated or Acquired	(439,258)	(46,513)
Principal Collected on Loans & Leases Previously Charged Off	274	142
Additions to Premises and Equipment, Net	(6,108)	(1,100)
Purchase of Other Investments	(4,935)	(3,015)
Proceeds from Sale of Property & Equipment	81	41
Net Cash Used in Investing Activities	(507,737)	(46,689)
Financing Activities:
Net Increase in Deposits	536,758	76,581
Cash Dividends	(5,753)	(5,550)
Net Cash Provided by Financing Activities	531,005	71,031
Net Change in Cash and Cash Equivalents	63,610	78,512
Cash and Cash Equivalents at Beginning of Period	294,758	145,564
Cash and Cash Equivalents at End of Period	$358,368	$224,076
Supplementary Data
Cash Payments Made for Income Taxes	$7,443	$4,782
Issuance of Common Stock to the Bank's Non-Qualified Retirement Plans	$403	$2,564
Interest Paid	$9,085	$8,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FARMERS & MERCHANTS BANCORP
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company's consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's and Bank's regulators, including the Federal Reserve Board (“FRB”), the Department of Financial Protection and Innovation (“DFPI”) and the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law by Congress. The CARES Act restricts the ability of financial institutions to exercise their foreclosure rights on residential and multi-family properties backed by federally guaranteed mortgage loans. The State of California has gone further and temporarily suspended all residential and commercial foreclosures through January 31, 2021. The Company is working with its borrowers when they make requests to defer payments on their mortgage loans. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act and the impact of COVID-19 on the Company.

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

At September 30, 2020 and 2019, the Company had no material uncertain tax positions and recognized no interest or penalties. The Company's policy is to recognize interest and penalties related to income taxes in the provision for income taxes in the Consolidated Statement of Income.

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

At September 30, 2020, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Core Deposit Intangible Amortization	$156	$611	$593	$573	$549	$1,688	$4,170

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. Through this legislation, as well as related federal and state regulatory actions, the federal government has taken extraordinary efforts to provide financial assistance to individuals and companies to help them move through these difficult times. However, there are no guarantees how long the COVID-19 virus may continue to impact our economy, and therefore, the Company.

While we expect the effects of COVID-19 could have an adverse future impact on our business, financial condition and results of operations, we are unable to predict the full extent or nature of these impacts at the current time.

3.	Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the debt securities available-for-sale are as follows
(in thousands):

	Amortized	Gross Unrealized		Fair
September 30, 2020	Cost	Gains	Losses	Value
US Treasury Notes	$94,830	$512	$-	$95,342
US Government Agency SBA	8,530	1	102	8,429
Mortgage Backed Securities (1)	421,263	18,050	39	439,274
Corporate Securities	25,002	159	98	25,063
Other	428	-	-	428
Total	$550,053	$18,722	$239	$568,536

	Amortized	Gross Unrealized		Fair/Book
December 31, 2019	Cost	Gains	Losses	Value
US Treasury Notes	$54,745	$250	$-	$54,995
US Government Agency SBA	10,902	9	113	10,798
Mortgage Backed Securities (1)	436,531	4,646	99	441,078
Other	515	-	-	515
Total	$502,693	$4,905	$212	$507,386

	Amortized	Gross Unrealized		Fair
September 30, 2019	Cost	Gains	Losses	Value
US Treasury Notes	$129,724	$270	$5	$129,989
US Government Agency SBA	11,844	15	115	11,744
Mortgage Backed Securities (1)	343,295	4,425	163	347,557
Other	3,640	-	-	3,640
Total	$488,503	$4,710	$283	$492,930

(1) All Mortgage Backed Securities consist of securities collateralized by residential real estate and were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of debt securities classified as held-to-maturity are as follows (in thousands):

	Book	Gross Unrealized		Fair
September 30, 2020	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$69,913	$1,142	$-	$71,055
Total	$69,913	$1,142	$-	$71,055

	Book	Gross Unrealized		Fair
December 31, 2019	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,229	$880	$12	$61,097
Total	$60,229	$880	$12	$61,097

	Book	Gross Unrealized		Fair
September 30, 2019	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,354	$946	$7	$61,293
Total	$60,354	$946	$7	$61,293

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at September 30, 2020 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
September 30, 2020	Amortized Cost	Fair Value	Book Value	Fair Value
Within one year	$85,403	$85,463	$7,898	$7,898
After one year through five years	25,426	25,963	4,816	4,863
After five years through ten years	10,198	10,169	24,567	25,560
After ten years	7,763	7,667	32,632	32,734
	128,790	129,262	69,913	71,055

Investment securities not due at a single maturity date:
Mortgage-backed securities	421,263	439,274	-	-

Total	$550,053	$568,536	$69,913	$71,055

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
September 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Government Agency SBA	$2,312	$4	$5,810	$98	$8,122	$102
Mortgage Backed Securities	20,741	35	194	4	20,935	39
Corporate Securities	10,363	98	-	-	10,363	98
Total	$33,416	$137	$6,004	$102	$39,420	$239

There were no HTM investments with gross unrealized losses at September 30, 2020.

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Government Agency SBA	$2,693	$6	$5,198	$107	$7,891	$113
Mortgage Backed Securities	131,005	88	713	11	131,718	99
Total	$133,698	$94	$5,911	$118	$139,609	$212

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$355	$12	$-	$-	$355	$12
Total	$355	$12	$-	$-	$355	$12

	Less Than 12 Months		12 Months or More		Total
September 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Treasury Notes	$114,995	$5	$-	$-	$114,995	$5
US Government Agency SBA	2,046	3	5,779	112	7,825	115
Mortgage Backed Securities	107,628	146	876	17	108,504	163
Total	$224,669	$154	$6,655	$129	$231,324	$283

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$212	$7	$-	$-	$212	$7
Total	$212	$7	$-	$-	$212	$7

As of September 30, 2020, the Company held 568 investment securities of which 20 were in an unrealized loss position for less than twelve months and 82 securities were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At September 30, 2020, December 31, 2019, and September 30, 2019, no securities of government agency and government sponsored entities were in an unrealized loss position for less than 12 months or for 12 months or more.

U.S. Treasury Notes – At September 30, 2020, no U.S. Treasury Note security investments were in an unrealized loss position for less than 12 months or for 12 months or more. The unrealized losses on the Company's investment in U.S. Treasury Notes were $0, $0, and $5,000 at September 30, 2020, December 31, 2019, and September 30, 2019, respectively. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2020, December 31, 2019, and September 30, 2019.

U.S. Government SBA – At September 30, 2020, 11 U.S. Government SBA security investments were in an unrealized loss position for less than 12 months and 63 were in a loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Government SBA securities were $102,000, $113,000, and $115,000 at September 30, 2020, December 31, 2019, and September 30, 2019, respectively. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2020, December 31, 2019, and September 30, 2019.

Mortgage Backed Securities – At September 30, 2020, 3 mortgage backed security investments were in an unrealized loss position for less than 12 months and 19 were in a loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage backed securities were $39,000, $99,000, and $163,000 at September 30, 2020, December 31, 2019, and September 30, 2019, respectively. The unrealized losses were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2020, December 31, 2019, and September 30, 2019.

Obligations of States and Political Subdivisions – At September 30, 2020, there were no obligation of states and political subdivisions in an unrealized loss position for less than 12 months or for 12 months or more. As of September 30, 2020, over ninety-nine percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of the one percent of the portfolio that is not rated and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $0, $12,000 and $7,000 at September 30, 2020, December 31, 2019, and September 30, 2019, respectively. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2020, December 31, 2019, and September 30, 2019.

Corporate Securities - At September 30, 2020, 6 corporate securities were  in an unrealized loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized loss on the Company’s investment in the corporate security was $98,000. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity. The Company monitors the status of each of our corporate securities and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2020.

Proceeds from sales and calls of securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Proceeds	$50,620	$2,780	$53,620	$4,090
Gains	-	1	13	1
Losses	-	-	-	-

Pledged Securities
As of September 30, 2020, securities carried at $333.2 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. Carrying amount of pledged securities was $352.5 million at December 31, 2019, and $267.2 million at September 30, 2019.

4.	Federal Home Loan Bank Stock and Other Equity Securities

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock are carried at cost and other equity securities are carried at cost, plus or minus observable price changes in orderly transactions, and both are classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock and other equity securities are reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets and totaled $12.7 million at September 30, 2020, December 31, 2019 and September 2019.

5.	Loans & Leases and Allowance for Credit Losses

Loans & Leases consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Commercial Real Estate	$887,999	$846,486	$824,283
Agricultural Real Estate	639,172	625,767	617,310
Real Estate Construction	186,623	115,644	98,662
Residential 1st Mortgages	293,489	255,253	255,394
Home Equity Lines and Loans	35,875	39,270	39,490
Agricultural	252,031	292,904	289,182
Commercial	367,052	384,795	381,774
Consumer & Other (1)	359,697	15,422	16,871
Leases	105,511	104,470	100,784
Total Gross Loans & Leases	3,127,449	2,680,011	2,623,750
Less: Unearned Income	15,518	6,984	6,628
Subtotal	3,111,931	2,673,027	2,617,122
Less: Allowance for Credit Losses	56,798	55,012	54,954
Net Loans & Leases	$3,055,133	$2,618,015	$2,562,168

(1) Includes CARES Act Small Business Admistration Paycheck Protection Program loans.

Paycheck Protection Program (“PPP”) … Under the CARES Act (see “Note 2 – Risks and Uncertainties”) the Small Business Administration (“SBA”) was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations during the COVID-19 pandemic. These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of 2 years, and under certain conditions the SBA will forgive them. Farmers & Merchants Bank of Central California actively participated in the PPP, and since April, 2020 the Bank has funded $347.4 million of loans for 1,540 small business customers.

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

September 30, 2020	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2020	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	192	$55,012
Charge-Offs	-	-	-	-	(7)	-	(426)	(54)	-	-	(487)
Recoveries	-	-	-	49	65	54	80	25	-	-	273
Provision	13,236	(6,336)	(381)	45	(617)	(3,458)	(1,127)	(63)	(248)	949	2,000
Ending Balance- September 30, 2020	$24,289	$8,792	1,568	$949	$2,116	$4,672	$9,993	$364	$2,914	$1,141	$56,798
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2020	$21,423	$9,021	$1,452	$1,771	$2,239	$4,790	$10,043	$359	$2,800	$1,160	$55,058
Charge-Offs	-	-	-	-	-	-	-	(25)	-	-	(25)
Recoveries	-	-	-	3	31	24	-	7	-	-	65
Provision	2,866	(229)	116	(825)	(154)	(142)	(50)	23	114	(19)	1,700
Ending Balance- September 30, 2020	$24,289	$8,792	$1,568	$949	$2,116	$4,672	$9,993	$364	$2,914	$1,141	$56,798
Ending Balance Individually Evaluated for Impairment	-	-	-	118	8	92	13	56	-	-	287
Ending Balance Collectively Evaluated for Impairment	24,289	8,792	1,568	831	2,108	4,580	9,980	308	2,914	1,141	56,511
Loans & Leases:
Ending Balance	$871,623	$639,172	$186,623	$293,489	$35,875	$252,031	$367,052	$359,697	$106,369	-	$3,111,931
Ending Balance Individually Evaluated for Impairment	108	5,629	-	2,390	164	498	235	194	-	-	9,218
Ending Balance Collectively Evaluated for Impairment	$871,515	$633,543	$186,623	$291,099	$35,711	$251,533	$366,817	$359,503	$106,369	$-	$3,102,713

December 31, 2019	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2019	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Charge-Offs	-	-	-	-	-	-	(592)	(83)	-	-	(675)
Recoveries	-	-	-	13	28	38	90	52	-	-	221
Provision	(556)	1,036	700	(38)	(114)	(204)	312	(7)	(860)	(69)	200
Ending Balance- December 31, 2019	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Ending Balance Individually Evaluated for Impairment	234	-	-	118	12	99	137	61	-	-	661
Ending Balance Collectively Evaluated for Impairment	10,819	15,128	1,949	737	2,663	7,977	11,329	395	3,162	192	54,351
Loans & Leases:
Ending Balance	$838,570	$625,767	115,644	$255,253	$39,270	$292,904	$384,795	$15,422	$105,402	$-	$2,673,027
Ending Balance Individually Evaluated for Impairment	4,524	5,654	-	2,368	229	188	1,528	200	-	-	14,691
Ending Balance Collectively Evaluated for Impairment	$834,046	$620,113	$115,644	$252,885	$39,041	$292,716	$383,267	15,222	$105,402	$-	$2,658,336

September 30, 2019	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2019	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Charge-Offs	-	-	-	-	-	-	(592)	(62)	-	-	(654)
Recoveries	-	-	-	8	20	34	40	40	-	-	142
Provision	(847)	731	480	(33)	(79)	(431)	601	3	(969)	744	200
Ending Balance- September 30, 2019	$10,762	$14,823	$1,729	$855	$2,702	$7,845	$11,705	$475	$3,053	$1,005	$54,954
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2019	$10,680	$14,572	$1,697	$864	$2,743	$7,481	$12,267	$464	$3,100	$1,257	$55,125
Charge-Offs	-	-	-	-	-	-	(213)	(22)	-	-	(235)
Recoveries	-	-	-	2	9	23	17	13	-	-	64
Provision	82	251	32	(11)	(50)	341	(366)	20	(47)	(252)	-
Ending Balance- September 30, 2019	$10,762	$14,823	$1,729	$855	$2,702	$7,845	$11,705	$475	$3,053	$1,005	$54,954
Ending Balance Individually Evaluated for Impairment	253	-	-	121	12	95	147	5	-	-	633
Ending Balance Collectively Evaluated for Impairment	10,509	14,823	1,729	734	2,690	7,750	11,558	470	3,053	1,005	54,321
Loans & Leases:
Ending Balance	$816,668	$617,310	$98,662	$255,394	$39,490	$289,182	$381,774	$16,871	$101,771	$-	$2,617,122
Ending Balance Individually Evaluated for Impairment	4,563	5,678	-	2,422	237	192	1,538	5	-	-	14,635
Ending Balance Collectively Evaluated for Impairment	$812,105	$611,632	$98,662	$252,972	$39,253	$288,990	$380,236	$16,866	$101,771	$-	$2,602,487

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $828,500 at September 30, 2020, $2.6 million at December 31, 2019, and $2.6 million at September 30, 2019, which are no longer classified as TDRs because they were restructured under market rates and terms.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

September 30, 2020	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$861,874	$5,239	$4,510	$871,623
Agricultural Real Estate	624,859	1,525	12,788	639,172
Real Estate Construction	186,623	-	-	186,623
Residential 1st Mortgages	292,792	-	697	293,489
Home Equity Lines & Loans	35,691	-	184	35,875
Agricultural	251,108	-	923	252,031
Commercial	364,465	1,316	1,271	367,052
Consumer & Other	359,194	-	503	359,697
Leases	106,369	-	-	106,369
Total	$3,082,975	$8,080	$20,876	$3,111,931

December 31, 2019	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$831,941	$6,629	$-	$838,570
Agricultural Real Estate	611,792	1,136	12,839	625,767
Real Estate Construction	115,644	-	-	115,644
Residential 1st Mortgages	254,459	-	794	255,253
Home Equity Lines and Loans	39,092	-	178	39,270
Agricultural	289,276	2,617	1,011	292,904
Commercial	380,650	3,239	906	384,795
Consumer & Other	14,934	-	488	15,422
Leases	105,402	-	-	105,402
Total	$2,643,190	$13,621	$16,216	$2,673,027

September 30, 2019	Pass	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$814,560	$2,108	$-	$816,668
Agricultural Real Estate	602,781	2,491	12,038	617,310
Real Estate Construction	98,662	-	-	98,662
Residential 1st Mortgages	254,594	-	800	255,394
Home Equity Lines & Loans	39,374	-	116	39,490
Agricultural	284,211	4,168	803	289,182
Commercial	377,779	2,839	1,156	381,774
Consumer & Other	16,436	-	435	16,871
Leases	101,771	-	-	101,771
Total	$2,590,168	$11,606	$15,348	$2,617,122

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at September 30, 2020, December 31, 2019, and September 30, 2019, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio by the time past due at the dates indicated (in thousands):

September 30, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$871,623	$871,623
Agricultural Real Estate	-	-	-	498	498	638,674	639,172
Real Estate Construction	85	-	-	-	85	186,538	186,623
Residential 1st Mortgages	-	-	-	-	-	293,489	293,489
Home Equity Lines & Loans	-	-	-	-	-	35,875	35,875
Agricultural	-	-	-	-	-	252,031	252,031
Commercial	547	-	-	-	547	366,505	367,052
Consumer & Other	67	-	-	-	67	359,630	359,697
Leases	-	-	-	-	-	106,369	106,369
Total	$699	$-	$-	$498	$1,197	$3,110,734	$3,111,931

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$838,570	$838,570
Agricultural Real Estate	-	-	-	-	-	625,767	625,767
Real Estate Construction	240	-	-	-	240	115,404	115,644
Residential 1st Mortgages	-	-	-	-	-	255,253	255,253
Home Equity Lines and Loans	-	-	-	-	-	39,270	39,270
Agricultural	-	-	-	-	-	292,904	292,904
Commercial	77	-	-	-	77	384,718	384,795
Consumer & Other	35	-	-	-	35	15,387	15,422
Leases	-	-	-	-	-	105,402	105,402
Total	$352	$-	$-	$-	$352	$2,672,675	$2,673,027

September 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$816,668	$816,668
Agricultural Real Estate	-	-	-	-	-	617,310	617,310
Real Estate Construction	-	-	-	-	-	98,662	98,662
Residential 1st Mortgages	-	-	-	-	-	255,394	255,394
Home Equity Lines & Loans	-	84	-	-	84	39,406	39,490
Agricultural	250	-	-	-	250	288,932	289,182
Commercial	258	-	-	-	258	381,516	381,774
Consumer & Other	9	60	-	-	69	16,802	16,871
Leases	-	-	-	-	-	101,771	101,771
Total	$517	$144	$-	$-	$661	$2,616,461	$2,617,122

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

				Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
September 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$84	$84	$-	$42	$2	$991	$33
Agricultural Real Estate	5,629	5,629	-	5,629	88	5,633	264
Agricultural	5	6	-	3	-	1	-
Commercial	-	-	-	-	-	503	16
	$5,718	$5,719	$-	$5,674	$90	$7,128	$313
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$42	$-	$498	$1
Agricultural Real Estate	-	-	-	-	-	183	-
Residential 1st Mortgages	1,686	1,909	84	1,694	18	1,625	58
Home Equity Lines & Loans	65	76	3	66	1	67	3
Agricultural	492	534	92	483	7	333	52
Commercial	235	235	13	123	13	301	15
Consumer & Other	194	195	56	195	3	196	10
	$2,672	$2,949	$248	$2,603	$42	$3,203	$139
Total	$8,390	$8,668	$248	$8,277	$132	$10,331	$452

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$86	$86	$-	$90	$8
Agricultural Real Estate	5,654	5,654	-	6,069	379
Commercial	-	-	-	8	1
	$5,740	$5,740	$-	$6,167	$388
With an allowance recorded:
Commercial Real Estate	$2,822	$2,822	$234	$2,853	$94
Residential 1st Mortgages	1,562	1,770	74	1,601	73
Home Equity Lines and Loans	68	79	7	71	4
Agricultural	188	188	99	195	6
Commercial	1,528	1,528	137	1,554	53
Consumer & Other	200	200	61	54	-
	$6,368	$6,587	$612	$6,328	$230
Total	$12,108	$12,327	$612	$12,495	$618

				Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
September 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$89	$89	$-	$90	$2	$92	$6
Agricultural Real Estate	5,678	5,678	-	5,691	89	6,467	290
Commercial	-	-	-	16	-	11	1
	$5,767	$5,767	$-	$5,797	$91	$6,570	$297
With an allowance recorded:
Commercial Real Estate	$2,840	$2,840	$253	$2,853	$24	$2,873	$71
Residential 1st Mortgages	1,601	1,810	80	1,608	18	1,620	56
Home Equity Lines & Loans	70	80	4	71	1	72	3
Agricultural	192	192	95	195	2	165	4
Commercial	1,538	1,538	147	1,545	13	1,580	40
Consumer & Other	5	6	5	6	-	6	-
	$6,246	$6,466	$584	$6,278	$58	$6,316	$174
Total	$12,013	$12,233	$584	$12,075	$149	$12,886	$471

Total recorded investment shown in the prior table will not equal the total ending balance of loans & leases individually evaluated for impairment on the allocation of allowance table. This is because this table does not include impaired loans that were previously modified in a troubled debt restructuring, are currently performing and are no longer disclosed or classified as TDR’s because they were restructured under market rates and terms. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to TDR’s for a limited period of time to account for the effects of COVID-19. In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. Since April 2020, we have restructured $276.9 million of loans under the CARES Act guidelines (primarily payment or interest deferrals up to six months). As of September 30, 2020, $103.8 million of these loans remain in a deferral status, the other loans having returned to making principal and/or interest payments. By October 31, 2020, the loans still in a deferral status had dropped to $24.1 million. We believe that these actions will assist these borrowers in getting through these difficult times, but no guaranties can be made that at some time in the future these loans will not be required to be accounted for as a TDR. For borrowers who are 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluate the loan modifications under our existing TDR framework, and where such a loan modification would result in a more than insignificant concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act and the impact of COVID-19 on the Company.

At September 30, 2020, the Company allocated $156,000 of specific reserves to $7.9 million of troubled debt restructured loans & leases, all of which were performing. The Company had no commitments at September 30, 2020, to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the nine month period ended September 30, 2020, there were six loans modified as a troubled debt restructuring. The modifications involved a reduction of the stated interest rate of the loans for 5 years and extended the maturity dates for 10 years.

The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three and nine-month periods ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate	1	$225	$225	1	$225	$225
Residential 1st Mortgages	-	-	-	2	168	161
Agricultural	-	-	-	3	473	473
Total	1	$225	$225	6	$866	$859

TDRs described above had minimal impact on the allowance for credit losses and resulted in charge-offs of $7,000 for the nine-month period ended September 30, 2020.

During the three and nine-months ended September 30, 2020, the year ended December 31, 2019, and the three and nine-month periods ended September 30, 2019, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

At December 31, 2019, the Company allocated $612,000 of specific reserves to $12.1 million of troubled debt restructured loans, all of which were performing. The Company had no commitments at December 31, 2019, to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

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

TDRs described above increased the allowance for credit losses by $101,000. There were no charge-offs for the twelve months ended December 31, 2019.

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

During the three and nine-months ended September 30, 2019, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

		Fair Value Measurements At September 30, 2020, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
US Treasury Notes	$95,342	$95,342	$-	$-
US Government Agency SBA	8,429	-	8,429	-
Mortgage Backed Securities	439,274	-	439,274	-
Corporate Securities	25,063	-	25,063	-
Other	428	118	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$568,536	$95,460	$473,076	$-

		Fair Value Measurements At December 31, 2019, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
US Treasury Notes	$54,995	$54,995	$-	$-
US Government Agency SBA	10,798	-	10,798	-
Mortgage Backed Securities	441,078	-	441,078	-
Other	515	205	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$507,386	$55,200	$452,186	$-

		Fair Value Measurements At September 30, 2019, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
US Treasury Notes	$129,989	$129,989	$-	$-
US Government Agency SBA	11,744	-	11,744	-
Mortgage Backed Securities	347,557	-	347,557	-
Other	3,640	204	310	3,126
Total Assets Measured at Fair Value On a Recurring Basis	$492,930	$130,193	$359,611	$3,126

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities.  During the three and nine-months ended September 30, 2020 and 2019, there were no transfers between levels.

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

		Fair Value Measurements At September 30, 2020, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential 1st Mortgage	$1,599	$-	$-	$1,599
Home Equity Lines and Loans	62	-	-	62
Agricultural	400	-	-	400
Commercial	222	-	-	222
Consumer	138	-	-	138
Total Impaired Loans	$2,421	$-	$-	$2,421
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$3,294	$-	$-	$3,294

		Fair Value Measurements At December 31, 2019, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$2,588	$-	$-	$2,588
Residential 1st Mortgage	1,403	-	-	1,403
Home Equity Lines and Loans	142	-	-	142
Agricultural	88	-	-	88
Commercial	1,391	-	-	1,391
Consumer	139	-	-	139
Total Impaired Loans	$5,751	$-	$-	$5,751
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,624	$-	$-	$6,624

		Fair Value Measurements At September 30, 2019, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$2,587	$-	$-	$2,587
Residential 1st Mortgage	1,518	-	-	1,518
Home Equity Lines and Loans	66	-	-	66
Agricultural	97	-	-	97
Commercial	1,390	-	-	1,390
Total Impaired Loans	$5,658	$-	$-	$5,658
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,531	$-	$-	$6,531

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

The following tables present quantitative information about Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis at the dates indicated.

September 30, 2020 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Residential 1st Mortgage	$1,599	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.73% - 4.16%, 2.58%
Home Equity Lines and Loans	$62	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1.1% - 1.4%, 1.28%
Agricultural	$400	Income Approach	Capitalization Rate	10%, 10%
Commercial	$222	Income Approach	Capitalization Rate	10%, 10%
Consumer	$138	Income Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

December 31, 2019 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Commercial Real Estate	$2,588	Income Approach	Capitalization Rate	3.3%, 3.3%
Residential 1st Mortgages	$1,403	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.8% - 6.4%, 3%
Home Equity Lines and Loans	$142	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1.3%
Agricultural	$88	Income Approach	Capitalization Rate	4.3%, 4.3%
Commercial	$1,391	Income Approach	Capitalization Rate	3.3%, 3.3%
Consumer	$139	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	40.6%, 40.6%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

September 30, 2019 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Commercial Real Estate	$2,587	Income Approach	Capitalization Rate	3.25%, 3.25%
Residential 1st Mortgage	$1,518	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1.00% - 4.50%, 2.81%
Home Equity Lines and Loans	$66	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1.00% - 2.00%, 1.38%
Agricultural	$97	Income Approach	Capitalization Rate	3.25%, 3.25%
Commercial	$1,390	Income Approach	Capitalization Rate	3.25%, 3.25%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

7.	Fair Value of Financial Instruments

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
September 30, 2020 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$358,368	$358,368	$-	$-	$358,368

Investment Securities Available-for-Sale	568,536	95,460	473,076	-	568,536

Investment Securities Held-to-Maturity	69,913	-	28,244	42,811	71,055

Loans & Leases, Net	3,055,133	-	-	3,065,624	3,065,624
Accrued Interest Receivable	22,596	-	22,596	-	22,596

Liabilities:
Deposits	3,814,777	3,354,528	461,754	-	3,816,282
Subordinated Debentures	10,310	-	6,518	-	6,518
Accrued Interest Payable	1,618	-	1,618	-	1,618

		Fair Value of Financial Instruments Using
December 31, 2019 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$294,758	$294,758	$-	$-	$294,758

Investment Securities Available-for-Sale	507,386	55,200	452,186	-	507,386

Investment Securities Held-to-Maturity	60,229	-	31,253	29,844	61,097

Loans & Leases, Net	2,618,015	-	-	2,584,805	2,584,805
Accrued Interest Receivable	16,733	-	16,733	-	16,733

Liabilities:
Deposits	3,278,019	2,760,097	517,172	-	3,277,269
Subordinated Debentures	10,310	-	7,325	-	7,325
Accrued Interest Payable	2,795	-	2,795	-	2,795

		Fair Value of Financial Instruments Using
September 30, 2019 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$224,076	$224,076	$-	$-	$224,076

Investment Securities Available-for-Sale	492,930	130,193	359,611	3,126	492,930

Investment Securities Held-to-Maturity	60,354	-	32,183	27,333	59,516

Loans & Leases, Net	2,562,168	-	-	2,537,599	2,537,599
Accrued Interest Receivable	18,229	-	18,229	-	18,229

Liabilities:
Deposits	3,139,413	2,613,146	525,106	-	3,138,252
Subordinated Debentures	10,310	-	7,475	-	7,475
Accrued Interest Payable	2,521	-	2,521	-	2,521

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

The following table calculates the basic earnings per common share for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(net income in thousands)	2020	2019	2020	2019
Net Income	$14,810	$13,738	$43,241	$41,392
Weighted Average Number of Common Shares Outstanding	793,556	787,307	793,539	786,361
Basic and Diluted Earnings Per Common Share Amount	$18.66	$17.45	$54.49	$52.64

9.	Leases

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

As of September 30, 2020, operating lease ROU assets and liabilities were $4.47 million and $4.55 million, respectively. As of December 31, 2019, operating lease ROU assets and liabilities were $4.98 million and $5.03 million, respectively. As of September 30, 2019, operating lease ROU assets and liabilities were $5.14 million and $5.19 million, respectively.

The table below summarizes the information related to our operating leases:

(in thousands except for percent and period data)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flow from Operating Leases	$594	$783	$588
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$-	$5,645	$5,645
Weighted-Average Remaining Lease Term - Operating Leases, in Years	7.29	7.88	8.09
Weighted-Average Discount Rate - Operating Leases	3.2%	3.2%	3.2%

The table below summarizes the maturity of remaining lease liability:

(in thousands)	September 30, 2020
2020	$200
2021	719
2022	686
2023	697
2024	707
2025 and thereafter	2,105
Total Lease Payments	5,114
Less: Interest	(565)
Present Value of Lease Liabilities	$4,549

As of September 30, 2020, we have no additional operating leases for office space that have not yet commenced or that are anticipated to commence during the fourth quarter of 2020.

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

As a lessor, the Company leases certain types of agriculture equipment, solar equipment, construction equipment and other equipment to its customers. The Company's net investment in direct financing leases was $106.4 million at September 30, 2020, $105.4 million at December 31, 2019, and $101.8 million at September 30, 2019.

10.	Recent Accounting Pronouncements

Recently Adopted Accounting Guidance
The following paragraphs provide descriptions of recently adopted accounting standards that may have had a material effect on the Company’s financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. During 2019, the Company completed an assessment of its CECL data and system needs, and engaged a third-party vendor to assist in developing a CECL model. The Company, in conjunction with this vendor, researched and analyzed modeling standards, loan segmentation, as well as potential external inputs to supplement our historical loss history. Model validation began in the third quarter of 2019, enabling the Company to complete parallel runs using data beginning with the second quarter of 2019.

The new guidance had been effective on January 1, 2020. However, on March 27, 2020 in response to Congress passing the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), federal banking regulators issued an interim final rule allowing banks the option of delaying the implementation of CECL until December 31, 2020 or when the coronavirus national emergency ends, whichever comes first.  The Company has elected to delay CECL implementation, but continues to run its CECL model quarterly to accumulate data for the ultimate implementation. Management is currently evaluating the impact that the standard will have on its consolidated financial statements.

Accounting Guidance Pending Adoption
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to reduce the cost and complexity related to accounting for income taxes by removing certain exceptions to the guidance in Topic 740 related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and simplifying aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. As this ASU is narrow in scope and applicability to us will likely be minimal, we do not expect that the ASU will have a material impact on our financial condition or results of operations.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU may be elected as of March 12, 2020 through December 31, 2022. An entity may choose to elect the amendments in this update at an interim period subsequent to March 12, 2020 with adoption methods varying based on transaction type. We have not elected to apply these amendments. However, we will assess the applicability of the ASU to us and continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine months ended September 30, 2020. This analysis should be read in conjunction with our 2019 Annual Report to Shareholders on Form 10-K, and with the unaudited financial statements and notes as set forth in this report.

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

COVID-19 (Coronavirus) Disclosure

In an attempt to slow the accelerating spread of COVID-19, on March 16, 2020 the first cities and counties in Northern California were place under “shelter-in-place” orders. By March 19th, the Governor had placed the entire state under these orders. In June 2020 these orders were substantially lifted, but then on July 13, 2020, due to a significant increase in reported COVID-19 cases, the orders were reinstated in most California counties, including those in which the Company operates. The Governor has now developed guidelines as to when a given county can re-open certain business and other activities but all counties in which the Company operates remain under some level of restrictions.  Businesses have been designated as “essential” or “non-essential.” Non-essential businesses have either been closed or had the scope of their activities significantly reduced. The economic impact of this situation has already been severe, and continuing restrictions will only exacerbate the situation. The duration of these restrictions is not known at this time nor is the pace of recovery once they are lifted.

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

Impact on the Banking Industry
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law by Congress. The primary impact of this legislation, as well as related federal and state regulatory actions, is as follows:

•
Paycheck Protection Program (“PPP”) … The Small Business Administration (“SBA”) was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations over the next several months. These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of 2 years, and under certain conditions the SBA can forgive them after eight weeks. Farmers & Merchants Bank of Central California has actively participated in the PPP, and since April, 2020 we have funded $347.4 million of loans for 1,540 of our small business customers. Although these loans carry a nominal interest rate of 1%, the SBA will pay the banks an origination fee of 1-5% depending on the size of the loan. All fees have been capitalized and are being amortized over the life of the loans. The Company has collected $11.3 million in fees from the SBA, and as of September 30, 2020, $2.1 million of these fees have been accreted into income. Since the current assumption is that these loans will be forgiven beginning in October, the income statement impact to the Company in the fourth quarter of 2020 and early 2021 could be significant.

•
Main Street Lending Program (“MSLP”) … The Federal Reserve Bank is administering a program to provide up to $600 billion of credit to small and medium-sized eligible businesses that were in sound financial condition before COVID-19 and that were either unable to access the PPP or that require additional financial support after receiving a PPP loan. These loans are not forgivable. The MSLP offers loans up to $300 million for businesses with up to 15,000 employees or $5 billion in annual revenues.  Terms are five years, interest rate of LIBOR plus 3%, and deferral of principal for two years and interest for one year. If sold, lenders are required to retain 5% of each loan with the remaining 95% sold to the Federal Reserve Bank. The Company has registered as an eligible lender under the MSLP, but has not yet used the program.

•
Temporary Relief from Troubled Debt Restructurings … The CARES Act provides financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. Farmers & Merchants Bank of Central California has, and continues to, actively work with existing borrowers to restructure loans, primarily for up to six months, moving to either interest only payments or full deferral of principal and interest payments. After the deferral period ends, any deferred amounts would then be added to the final principal balance. We believe that these actions will assist these borrowers in getting through these difficult times, but no guaranties can be made that at some time in the future these loans will not be required to be accounted for as a TDR.

Since April 2020 we have restructured $276.9 million of loans under the CARES Act guidelines. The payment status of these loans as of October 31, 2020 is as follows:

–  $3.1 million have paid-off or paid-down;
–  $157.8 million have resumed full principal and interest payments;
–  $91.9 million are making interest only payments; and
–  $24.1 million remain in full payment deferral.

As of September 30, 2020, accrued interest receivable on these loans totals $3.6 million, with only $505,000 of that amount related to borrowers that remain in full payment deferral.  At the current time, the Company believes its accrued interest is collectible, but continues to monitor each borrower.

•
Foreclosure Actions … The CARES Act restricts the ability of financial institutions to exercise their foreclosure rights on residential and multi-family properties backed by federally guaranteed mortgage loans. The State of California has gone further and temporarily suspended all residential and commercial foreclosures through January 31, 2021. The Company is working with its borrowers when they make requests to defer payments on their mortgage loans.

•
CECL Implementation Deferral … The Company was originally scheduled to implement ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”) as of January 1, 2020. The CARES Act provides the election to defer CECL implementation until December 31, 2020 or when the national emergency ends, whichever comes first. In addition, the national banking regulators have issued a joint statement allowing financial institutions to mitigate the effects of CECL in their regulatory capital calculations for up to two years. The Company has elected to delay CECL implementation.

•
Paycheck Protection Program Liquidity Facility (“PPPLF”) … The Federal Reserve Bank has developed a loan program to neutralize the liquidity impact to financial institutions of funding loans made under the PPP. Banks may pledge their PPP loans on a non-recourse basis and borrow against these loans for a period of up to two years at a fixed rate of .35%. Furthermore, since these FRB borrowings are on a non-recourse basis, the loans will not be counted under the calculation of leverage capital ratios. Since Farmers & Merchants Bank of Central California has significant liquidity at the current time, no borrowings have been made under the PPPLF. The Company has until December 31, 2020 to borrow under this facility.

Impact on Farmers & Merchants Bancorp and Farmers & Merchants Bank of Central California
The Company is exposed to the following COVID-19 risks and uncertainties:

•	We may not be able to maintain staff levels in order to operate key activities of our business.
•
Our earnings may be affected by borrowers that cannot make payments on their loans. We have credit exposure to industries that have been impacted by either: (1) the public’s changing habits in response to the risks of COVID-19 (e.g., hotels, movie theaters, health clubs and restaurants); or (2) continuing levels of “shelter-in-place” orders imposed by local, state and federal officials (e.g., small businesses determined to be “non-essential”).

•	Our liquidity position may be affected as a result of significant and unusual deposit outflows or loan drawdowns.

However, from a financial perspective, as reflected by the following September 30, 2020 measures, we remain in a strong financial position which should continue to assist us in responding to the risks of COVID-19:

•	Liquidity consisting of $300 million of Fed Funds Sold and $638 million of Investment Securities;
•	Strong Asset Quality as reflected by only $498,000 of non-performing loans, and a negligible delinquency ratio of .036% of total loans;
•	Risk Based Capital Ratio of 13.12%;
•	Allowance for Credit Losses of $56.8 million or 2.05% of total loans and leases (exclusive of government guaranteed SBA PPP loans); and
•	ROAA of 1.40% and ROAE of 14.40% in third quarter 2020.

Our credit exposure to the “Hospitality” (primarily hotels) and “Entertainment” (primarily restaurants, health clubs and movie theaters) industries totals $147.4 million in loans and leases outstanding at September 30, 2020. This represents 4.7% of total loans and leases outstanding and 35.1% of total shareholders’ equity, both measures that are thought to be reasonable when compared to peers. Most of these loans: (1) were underwritten with an original LTV of 50-70% on the underlying real estate, providing us what should be adequate collateral coverage; and (2) have financially strong guarantors with liquidity that provides additional protection. Over and above the impact on the Hospitality and Entertainment industries, there has been a general economic slowdown as a result of the continuing levels of “shelter-in-place” orders. The Central Valley of California may be in a better position than other areas to weather this impact because agricultural activity has substantially continued. We are monitoring the impact on our borrowers, and working closely with them using all of the tools at our disposal, including the SBA PPP program, the FRB Main Street Lending Program and other loan restructuring strategies, to help them move through this period of reduced business activity. Since April 2020, we have restructured $276.9 million of loans under the CARES Act guidelines (primarily payment or interest deferrals up to six months). We believe that these actions will assist these borrowers in getting through these difficult times, but no guaranties can be made that at some time in the future these loans will not be required to be accounted for as a TDR.

Although we continue to believe that our 2020 financial performance will, in all likelihood, be negatively impacted over the next three months by sustained low interest rates and the potential for increased borrower stress, the full extent of this impact cannot be determined at this time. Additionally, these negative impacts may be somewhat mitigated by the fees paid by the SBA under the PPP. We believe that we are well positioned to move through this difficult period with sustained profitability.

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

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is a California state-chartered non-FRB member bank subject to the regulation and examination by the Department of Financial Protection and Innovation (“DFPI”) and the Federal Deposit Insurance Corporation (“FDIC”).

Overview

Although the Company has initiated efforts to expand its geographic footprint into the East Bay area of San Francisco and Napa, California (see Item 1: Business – Service Area located in the Company’s 2019 Annual Report on Form 10-K), the Company’s primary service area remains the mid Central Valley of California. Accordingly, discussion of the Company’s Financial Condition and Results of Operations is influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold).

The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in California. As a result, reservoir levels are normal and the availability of water in our primary service area should not be an issue. However, these recent weather patterns further reinforce the fact that the long-term risks associated with the availability of water are significant.

For the three and nine months ended September 30, 2020, Farmers & Merchants Bancorp reported net income of $14,810,000 and $43,241,000, earnings per share of $18.66 and $54.49 and return on average assets of 1.40% and 1.44%, respectively. Return on average shareholders’ equity was 14.40% and 14.54% for the three and nine months ended September 30, 2020.

For the three and nine months ended September 30, 2019, Farmers & Merchants Bancorp reported net income of $13,738,000 and $41,392,000, earnings per share of $17.45 and $52.64 and return on average assets of 1.58% and 1.61%, respectively. Return on average shareholders’ equity was 15.76% and 16.52% for the three and nine months ended September 30, 2019.

The following is a summary of the financial results for the nine-month period ended September 30, 2020, compared to September 30, 2019:

•	Net income increased 4.5% to $43.2 million from $41.4 million.
•	Earnings per share increased 3.5% to $54.49 from $52.64.
•	Total assets increased 20.5% to $4.3 billion from $3.6 billion.
•	Total loans & leases increased 18.9% to $3.1 billion from $2.6 billion.
•	Total deposits increased 21.5% to $3.8 billion from $3.1 billion.

The primary reasons for the Company’s $1.8 million or 4.5% increase in net income in the first nine months of 2020 as compared to the same period of 2019 were:

•	A $3.7 million increase in net interest income related to the growth in earning assets.
•	A $2.2 million decrease in the legal fees.
•	A $368,000 decrease in FDIC insurance expense.
•	A decrease in the tax provision from 25.6% to 24.4%.

These positive impacts were partially offset by:

•	A $1.1 million increase in salaries and employee benefits.
•	A $787,000 decrease in service charges collected on deposit accounts.
•	A $1.8 million increase in the provision for credit losses.
•	A $1.1 million increase in other non-interest expense.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and nine-month periods ended September 30, 2020 and 2019.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended Sept 30, 2020			Three Months Ended Sept 30, 2019
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$314,049	$81	0.10%	$255,335	$1,396	2.17%
Investment Securities:
U.S. Treasuries	27,423	89	1.29%	21,445	114	2.13%
U.S. Govt SBA	9,167	24	1.05%	12,665	71	2.24%
Government Agency & Government-Sponsored Entities	-	-	-	2,418	18	2.98%
Municipals - Taxable	19,966	156	3.13%	6,545	86	5.26%
Obligations of States and Political Subdivisions - Non-Taxable (1)	49,452	521	4.22%	52,985	484	3.65%
Mortgage Backed Securities	430,145	2,567	2.39%	282,305	1,832	2.60%
Other	25,477	53	0.83%	4,726	38	3.22%
Total Investment Securities	561,630	3,410	2.43%	383,089	2,643	2.76%

Loans & Leases: (2)
Real Estate	1,952,892	24,193	4.93%	1,790,970	23,339	5.17%
Home Equity Lines & Loans	37,815	423	4.45%	39,820	605	6.03%
Agricultural	263,706	3,365	5.08%	288,085	4,089	5.63%
Commercial	362,880	4,377	4.80%	378,210	5,131	5.38%
Consumer	12,261	190	6.16%	16,284	266	6.48%
Other	348,093	2,415	2.76%	1,079	7	2.57%
Leases	106,272	1,446	5.41%	103,247	1,399	5.38%
Total Loans & Leases	3,083,919	36,409	4.70%	2,617,695	34,836	5.28%
Total Earning Assets	3,959,598	$39,900	4.01%	3,256,119	$38,875	4.74%

Unrealized Gain (Loss) on Securities Available-for-Sale	20,960			3,992
Allowance for Credit Losses	(55,782)			(55,045)
Cash and Due From Banks	61,633			57,094
All Other Assets	244,056			226,769
Total Assets	$4,230,465			$3,488,929

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$824,587	$383	0.18%	$667,687	$666	0.40%
Savings and Money Market	1,176,238	594	0.20%	930,490	886	0.38%
Time Deposits	468,072	1,034	0.88%	524,076	1,840	1.39%
Total Interest Bearing Deposits	2,468,897	2,011	0.32%	2,122,253	3,392	0.63%
Subordinated Debentures	10,310	83	3.20%	10,310	138	5.31%
Total Interest Bearing Liabilities	2,479,207	$2,094	0.34%	2,132,563	$3,530	0.66%
Interest Rate Spread (3)			3.67%			4.08%
Demand Deposits (Non-Interest Bearing)	1,279,142			947,854
All Other Liabilities	60,812			59,765
Total Liabilities	3,819,161			3,140,182

Shareholders' Equity	411,304			348,747
Total Liabilities & Shareholders' Equity	$4,230,465			$3,488,929
Net Interest Income and Margin on Total Earning Assets (4)		37,806	3.80%		35,345	4.31%
Tax Equivalent Adjustment		(108)			(65)
Net Interest Income		$37,699	3.79%		$35,280	4.30%

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Nine Months Ended Sept. 30, 2020			Nine Months Ended Sept. 30, 2019
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$286,049	$1,093	0.51%	$212,388	$3,682	2.32%
Investment Securities:
U.S. Treasuries	19,897	267	1.79%	30,382	440	1.93%
U.S. Govt SBA	9,799	94	1.28%	13,995	267	2.54%
Government Agency & Government-Sponsored Entities	-	-	-	2,818	62	2.93%
Municipals - Taxable	11,362	359	4.21%	6,545	258	5.26%
Obligations of States and Political Subdivisions - Non-Taxable (1)	52,741	1,587	4.01%	51,474	1,509	3.91%
Mortgage Backed Securities	445,336	8,432	2.52%	295,524	5,828	2.63%
Other	10,747	64	0.79%	4,958	148	3.98%
Total Investment Securities	549,882	10,803	2.62%	405,696	8,512	2.80%

Loans & Leases: (2)
Real Estate	1,885,455	71,031	5.03%	1,777,258	69,588	5.23%
Home Equity Lines & Loans	39,162	1,447	4.94%	39,810	1,806	6.07%
Agricultural	264,528	10,180	5.14%	272,498	11,565	5.67%
Commercial	378,272	13,810	4.88%	365,316	14,679	5.37%
Consumer	13,294	619	6.22%	17,106	775	6.06%
Other	209,653	3,521	2.24%	1,079	18	2.23%
Leases	105,880	4,272	5.39%	105,672	4,297	5.44%
Total Loans & Leases	2,896,244	104,880	4.84%	2,578,739	102,728	5.33%
Total Earning Assets	3,732,175	$116,776	4.18%	3,196,823	$114,922	4.81%

Unrealized Gain (Loss) on Securities Available-for-Sale	16,096			(126)
Allowance for Credit Losses	(55,190)			(55,113)
Cash and Due From Banks	61,588			55,897
All Other Assets	238,898			222,670
Total Assets	$3,993,567			$3,420,151

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$761,437	$1,342	0.24%	$661,462	$1,792	0.36%
Savings and Money Market	1,091,672	2,280	0.28%	913,942	2,413	0.35%
Time Deposits	503,319	3,991	1.06%	518,646	5,120	1.32%
Total Interest Bearing Deposits	2,356,428	7,613	0.43%	2,094,050	9,325	0.60%
Federal Home Loan Bank Advances	1	-	0.00%	1	-	0.00%
Subordinated Debentures	10,310	296	3.83%	10,310	424	5.50%
Total Interest Bearing Liabilities	2,366,739	$7,909	0.45%	2,104,361	$9,749	0.62%
Interest Rate Spread (3)			3.73%			4.19%
Demand Deposits (Non-Interest Bearing)	1,169,333			928,246
All Other Liabilities	61,024			53,380
Total Liabilities	3,597,096			3,085,987

Shareholders' Equity	396,471			334,164
Total Liabilities & Shareholders' Equity	$3,993,567			$3,420,151
Net Interest Income and Margin on Total Earning Assets (4)		108,867	3.90%		105,173	4.40%
Tax Equivalent Adjustment		(327)			(313)
Net Interest Income		$108,540	3.88%		$104,860	4.39%

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended Sept. 30, 2020 compared to Sept. 30, 2019			Nine Months Ended Sept. 30, 2020 compared to Sept. 30, 2019
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$257	$(1,572)	$(1,315)	$976	$(3,565)	$(2,590)
Investment Securities:
U.S. Treasuries	27	(52)	(25)	(143)	(30)	(172)
U.S. Govt SBA	(17)	(31)	(47)	(65)	(108)	(173)
Government Agency & Government-Sponsored Entities	(9)	(9)	(18)	(31)	(31)	(62)
Municipals - Taxable	117	(47)	70	160	(59)	101
Obligations of States and Political Subdivisions - Non-Taxable	(34)	72	38	37	41	78
Mortgage Backed Securities	892	(157)	735	2,845	(242)	2,604
Other	61	(46)	15	91	(174)	(84)
Total Investment Securities	1,038	(270)	768	2,894	(603)	2,292

Loans & Leases:
Real Estate	1,989	(1,135)	854	4,185	(2,742)	1,443
Home Equity Lines & Loans	(29)	(153)	(182)	(28)	(330)	(359)
Agricultural	(334)	(390)	(724)	(328)	(1,057)	(1,385)
Commercial	(205)	(549)	(754)	513	(1,382)	(869)
Consumer	(63)	(13)	(76)	(177)	21	(156)
Other	2,408	1	2,408	3,503	0	3,503
Leases	38	9	47	9	(34)	(25)
Total Loans & Leases	3,804	(2,231)	1,573	7,677	(5,525)	2,152
Total Earning Assets	5,098	(4,073)	1,026	11,547	(9,693)	1,854

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	129	(412)	(283)	244	(694)	(450)
Savings and Money Market	191	(483)	(292)	425	(557)	(133)
Time	(181)	(625)	(806)	(147)	(982)	(1,129)
Total Interest Bearing Deposits	139	(1,520)	(1,381)	521	(2,233)	(1,712)
Subordinated Debentures	-	(55)	(55)	-	(128)	(128)
Total Interest Bearing Liabilities	139	(1,575)	(1,436)	521	(2,361)	(1,840)
Total Change on a Tax Equivalent Basis	$4,959	$(2,497)	$2,462	$11,025	$(7,332)	$3,693
Note:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Third Quarter 2020 vs. Third Quarter 2019
Net interest income for the third quarter of 2020 increased 6.9% or $2.4 million to $37.7 million. On a fully taxable equivalent basis, net interest income increased 7.0% and totaled $37.8 million for the third quarter of 2020. As more fully discussed below, the increase in net interest income was due primarily to a $703.5 million increase in average earning assets offset by a 51 basis point decrease in the net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended September 30, 2020, the Company’s net interest margin was 3.80% compared to 4.31% for the quarter ended September 30, 2019. This decrease in net interest margin was due primarily to a 73 basis point decrease in yield on earning assets offset somewhat by a 32 basis point decrease in the cost of interest bearing liabilities.

Average loans & leases totaled $3.1 billion for the quarter ended September 30, 2020; an increase of $466.2 million compared to the average balance for the quarter ended September 30, 2019. A significant portion of this increase was due to loans funded under the SBA PPP.  Since April 2020 we have funded $347.4 million of loans for 1,540 of our small business customers. (See “Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for additional information). Loans & leases decreased from 80.4% of average earning assets at September 30, 2019 to 77.9% at September 30, 2020. The annualized yield on the Company’s loan & lease portfolio decreased to 4.70% for the quarter ended September 30, 2020, compared to 5.28% for the quarter ended September 30, 2019. Some of this decrease was due to $347.4 million of PPP loans funded at a rate of 1.00% (plus accreted loan fees) with the remaining decrease due to an overall drop in market interest rates. This lower yield was offset by the positive impact of increased average loan & lease balances resulting in interest revenue from loans & leases to increase by 4.52% to $36.4 million. The Company continues to experience aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Historically, the Company invested primarily in: (1) mortgage-backed securities issued by government-sponsored entities; (2) debt securities issued by the U.S. Treasury, government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, at certain times the Company has selectively added investment grade corporate securities (floating rate and fixed rate with maturities less than 7 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity. Since the risk factor for these types of investments is generally lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases.

Average investment securities totaled $561.6 million for the quarter ended September 30, 2020; an increase of $178.5 million compared to the average balance for the quarter ended September 30, 2019. The average investment portfolio yield, on a tax equivalent (TE) basis, was 2.43% for the quarter ended September 30, 2020, compared to 2.76% for the quarter ended September 30, 2019. This overall decrease in yield was caused primarily by a decrease in market interest rates. As a result of the combined impact of mix, balance and yield changes, tax equivalent interest income on securities increased $768,000 to $3.41 million for the quarter ended September 30, 2020, compared to $2.64 million for the quarter ended September 30, 2019. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2020. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which was .10% in September 2020 compared to 1.80% in September 2019. Average interest bearing deposits with banks for the quarter ended September 30, 2020, was $314.0 million, an increase of $58.7 million compared to the average balance for the quarter ended September 30, 2019. Interest income on interest bearing deposits with banks for the quarter ended September 30, 2020, decreased $1.3 million to $81,000 compared to the quarter ended September 30, 2019.

Average interest-bearing liabilities increased $346.6 million or 16.3% during the third quarter of 2020. Of that increase: (1) interest-bearing transaction deposits increased $156.9 million; (2) savings and money market deposits increased $245.7 million; (3) time deposits decreased $56.0 million (see “Financial Condition – Deposits”); (4) FHLB advances remained unchanged (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”). A significant portion of this deposit growth was a result of funds from the SBA PPP being deposited into borrower accounts until those funds will be used for operating expenses.

Total interest expense on interest bearing deposits was $2.0 million for the third quarter of 2020 as compared to $3.4 million for the third quarter of 2019. The average rate paid on interest-bearing deposits was 0.32% for the third quarter of 2020 compared to 0.63% for the third quarter of 2019. The Company continues to experience aggressive competitor rates on interest bearing deposits which it may need to meet in order to retain key customers. This could place negative pressure on future deposit rates and net interest margin.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019
During the first nine months of 2020, net interest income increased 3.51% to $108.5 million, compared to $104.9 million at September 30, 2019. On a fully taxable equivalent basis, net interest income increased 3.51% and totaled $108.9 million at September 30, 2020, compared to $105.2 million at September 30, 2019. The increase in net interest income was primarily due to a $535.4 million increase in average earning assets offset by a 50 basis point decrease in the net interest margin.

For the nine months ended September 30, 2020, the Company’s net interest margin was 3.90% compared to 4.40% for the same period in 2019. This decrease in net interest margin was due primarily to a decrease of 0.63% in the yield received on earning assets, offset somewhat by a 17 basis point decrease in the cost of interest bearing liabilities.

The average balance of loans & leases increased by $317.5 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. A significant portion of this increase was due to loans funded under the SBA PPP.  Since April 2020 we have funded $347.4 million of loans for 1,540 of our small business customers. (See “Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for additional information). The yield on the loan & lease portfolio decreased 49 basis points to 4.84% for the nine months ended September 30, 2020, compared to 5.33% for the nine months ended September 30, 2019. This lower yield offset somewhat the positive impact of increased average loan & lease balances resulting in interest revenue from loans & leases increasing 2.09% or $2.2 million for the first nine months of 2020.

Average investment securities were $549.9 million for the nine months ended September 30, 2020, compared to $405.7 million for the same period in 2019. The average tax equivalent yield for the nine months ended September 30, 2020, was 2.62% compared to 2.80% for the nine months ended September 30, 2019. This overall decrease in yield was caused primarily by a decrease in market interest rates. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2020. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which was .10% in September 2020, compared to 1.80% in September 2019. Average interest bearing deposits with banks for the nine-months ended September 30, 2020, was $286.0 million, an increase of $73.7 million compared to the average balance for the nine-months ended September 30, 2019. Interest income on interest bearing deposits with banks for the nine-months ended September 30, 2020, decreased $2.6 million to $1.1 million compared to the nine-months ended September 30, 2019.

Average interest-bearing liabilities increased $262.4 million or 12.5% during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Of that increase: (1) interest-bearing transaction deposits increased $100 million; (2) savings and money market deposits increased $177.7 million; (3) time deposits decreased $15.3 million (see “Financial Condition – Deposits”); and (4) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $7.6 million for the first nine months of 2020 as compared to $9.3 million for the first nine months of 2019. The average rate paid on interest-bearing deposits was 0.43% in the first nine months of 2020 and 0.60% in the first nine months of 2019.  The Company continues to experience aggressive competitor rates on interest bearing deposits, which it may need to meet in order to retain key customers. This could place negative pressure on future deposit rates and net interest margin.

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

In addition, the Company's and Bank's regulators, including the FRB, DFPI and FDIC, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in California. As a result, reservoir levels are normal and the availability of water in our primary service area should not be an issue. However, these recent weather patterns further reinforce the fact that the long-term risks associated with the availability of water are significant.

The Company made a $2.0 million provision for credit losses during the first nine months of 2020 compared to $200,000 for the same period in 2019. Net charge-offs during the first nine months of 2020 were $214,000 compared to net charge-offs of $512,000 in the first nine months of 2019. See “Overview – Looking Forward: 2020 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2019 Annual Report on Form 10-K.

After reviewing all factors above, management concluded that the allowance for credit losses, as of September 30, 2020, and September 30, 2019 were adequate.

The table below contains the allowance for credit losses for the three and nine-month periods ended September 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2020	2019	2020	2019
Balance at Beginning of Period	$55,058	$55,125	$55,012	$55,266
Charge-Offs	(25)	(235)	(487)	(654)
Recoveries	65	64	273	142
Provision	1,700	-	2,000	200
Balance at End of Period	$56,798	$54,954	$56,798	$54,954

The table below breaks out current quarter activity by portfolio segment (in thousands):

September 30, 2020	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2020	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Charge-Offs	-	-	-	-	(7)	-	(426)	(54)	-	-	(487)
Recoveries	-	-	-	49	65	54	80	25	-	-	273
Provision	13,236	(6,336)	(381)	45	(617)	(3,458)	(1,127)	(63)	(248)	949	2,000
Ending Balance- September 30, 2020	$24,289	$8,792	$1,568	$949	$2,116	$4,672	$9,993	$364	$2,914	$1,141	$56,798
Third Quarter Allowance for Credit Losses:
Beginning Balance- July 1, 2020	$21,423	$9,021	$1,452	$1,771	$2,239	$4,790	$10,043	$359	$2,800	$1,160	$55,058
Charge-Offs	-	-	-	-	-	-	-	(25)	-	-	(25)
Recoveries	-	-	-	3	31	24	-	7	-	-	65
Provision	2,866	(229)	116	(825)	(154)	(142)	(50)	23	114	(19)	1,700
Ending Balance- September 30, 2020	$24,289	$8,792	$1,568	$949	$2,116	$4,672	$9,993	$364	$2,914	$1,141	$56,798

The Allowance for Credit Losses at September 30, 2020 increased $1.84 million from September 30, 2019 and increased $1.79 million from December 31, 2019. The Company believes that an allowance of 1.82% of gross loans (2.05% when government guaranteed SBA PPP loans are excluded) provides sufficiently for our exposure at the current time.

Changes to the reserve during the first nine months of 2020 are due to changes in the underlying credit quality of the loan portfolio. Overall: (1) reserves for “Agricultural” and “Agricultural Real Estate” loans (which are currently thought to have more limited COVID-19 loss exposure since agricultural activity has substantially continued) have been reduced significantly; (2) reserves for Commercial Real Estate (where our COVID-19 exposure is thought to be greater since many of these borrowers have been impacted by “non-essential” designations and “shelter-in-place” orders) have been increased significantly; and (3) the “Unallocated” reserve has been increased. See “Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for additional information of the Company’s COVID-19 exposure.

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

Third Quarter 2020 vs. Third Quarter 2019
Non-interest income increased $565,000 or 14.2% for the three months ended September 30, 2020, compared to the same period of 2019. This increase was primarily due to: (1) a $159,000 increase related Debit Card and ATM fees; and (2) a $815,000 increase in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income). This increase was partially offset by: (1) a $304,000 decrease in Service Charges on Deposit Accounts; (2) a $64,000 decrease resulting from the net gain on the sale of leases during the third quarter of the prior year (2019); and (3) a decrease of 47,000 in dividends received from the FHLB.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019
Non‑interest income decreased $1.9 million or 14.5% for the nine months ended September 30, 2020, compared to the same period of 2019. This decrease was primarily due to: (1) a $787,000 decrease in service charges collected on deposit accounts resulting from the Bank complying with the Governor of California’s request that banks not charge overdraft and other fees during the early stages of the COVID-19 crisis; and (2) a $1.2 million decrease in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income).

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

Third Quarter 2020 vs. Third Quarter 2019
Overall, non-interest expense decreased $73,000 or 4.0% for the three months ended September 30, 2020, compared to the same period in 2019. This decrease was primarily comprised of: (1) a $715,000 decrease in salaries and employee benefits; and (2) a $577,000 decrease in legal expenses. These decreases were partially offset by a $815,000 increase in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income).

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019
Non-interest expense decreased $1.5 million or 2.4% for the nine months ended September 30, 2020, compared to the same period of 2019. This decrease was primarily comprised of: (1) a $2.2 million decrease in legal expenses; and (2) a $1.2 million decrease in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income). These decreases were partially offset by; (1) a $1.1 million increase in salaries and employee benefits; and (2) a $453,000 increase in occupancy and equipment.

Income Taxes
The Bank’s provision for income taxes increased 6.1% to $4.9 million for the third quarter of 2020 compared to the third quarter of 2019. The Company’s effective tax rate for the third quarter of 2020 was 25.03% compared to 25.33% for the third quarter of 2019. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to benefits regarding the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

Financial Condition

This section discusses material changes in the Company’s consolidated balance sheet at September 30, 2020, as compared to December 31, 2019, and to September 30, 2019. As previously discussed (see “Overview”), the Company’s consolidated financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at September 30, 2020, was $638.4 million compared to $567.6 million at the end of 2019, an increase of $70.8 million or 12.5%. At September 30, 2019, the investment portfolio totaled $553.3 million. The Company uses its investment portfolio to help balance its overall interest rate risk. Accordingly, when market rates are increasing it invests most of its funds in shorter term Treasury and Agency securities or shorter term (10, 15 and 20 year) mortgage backed securities. Conversely, when rates are falling, 30 year mortgage backed securities or longer term Treasury and Agency securities may be increased.

The Company's total investment portfolio currently represents 14.8% of the Company’s total assets as compared to 15.3% at December 31, 2019, and 15.5% at September 30, 2019.

As of September 30, 2020, the Company held $70 million of municipal investments, all classified as HTM. Of this balance, $26.4 million were bank-qualified municipal bonds, and $43.6 million were private placement municipal bonds, warrants, and CRA qualified investments in our service area. In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of September 30, 2020, the Company’s bank-qualified municipal bond portfolio was rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $299.6 million at September 30, 2020, $223.2 million at December 31, 2019, and $150.9 million at September 30, 2019.

The Company classifies its investments in securities as held-to-maturity ("HTM”), trading, or available-for-sale (“AFS”). Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, 2020, December 31, 2019, and September 30, 2019, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Leases - These are leases to businesses or individuals, for the purpose of financing the acquisition of equipment. They can be either “finance leases” where the lessee retains the tax benefits of ownership but obtains 100% financing on their equipment purchases; or “true tax leases” where the Company, as lessor, places reliance on equipment residual value and in doing so obtains the tax benefits of ownership. Leases typically have a maturity of three to ten years, and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk. Credit risks are underwritten using the same credit criteria the Company would use when making an equipment term loan. Residual value risk is managed through the use of qualified, independent appraisers that establish the residual values the Company uses in structuring a lease.

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

Overall, the Company's loan & lease portfolio at September 30, 2020, totaled $3.1 billion, an increase of $494.8 million or 18.9% over September 30, 2019. This increase has occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; (2) expansion of our service area into the East Bay of San Francisco and Napa; and (3) the origination of $347.4 million of PPP loans (See “Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for additional information of the Company’s COVID-19 exposure). No assurances can be made that this growth in the loan & lease portfolio will continue, and it is anticipated that the majority of the PPP loans will be forgiven by the SBA in the fourth quarter of 2020 and early 2021. Loans & leases at September 30, 2020 increased $438.9 million from $2.7 billion at December 31, 2019.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

Loan & Lease Portfolio	September 30, 2020		December 31, 2019		September 30, 2019
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$887,999	28.4%	$846,486	31.6%	$824,283	31.5%
Agricultural Real Estate	639,172	20.4%	625,767	23.3%	617,310	23.5%
Real Estate Construction	186,623	6.0%	115,644	4.3%	98,662	3.8%
Residential 1st Mortgages	293,489	9.4%	255,253	9.5%	255,394	9.7%
Home Equity Lines and Loans	35,875	1.1%	39,270	1.5%	39,490	1.5%
Agricultural	252,031	8.1%	292,904	10.9%	289,182	11.0%
Commercial	367,052	11.7%	384,795	14.4%	381,774	14.6%
Consumer & Other (1)	359,697	11.5%	15,422	0.6%	16,871	0.6%
Leases	105,511	3.4%	104,470	3.9%	100,784	3.8%
Total Gross Loans & Leases	3,127,449	100.0%	2,680,011	100.0%	2,623,750	100.0%
Less: Unearned Income	15,518		6,984		6,628
Subtotal	3,111,931		2,673,027		2,617,122
Less: Allowance for Credit Losses	56,798		55,012		54,954
Net Loans & Leases	$3,055,133		$2,618,015		$2,562,168

(1) Includes PPP loans.

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified” and these loans & leases receive increased management attention. As of September 30, 2020, classified loans totaled $20.8 million compared to $16.2 million at December 31, 2019, and $15.3 million at September 30, 2019.

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

Non-Accrual Loans & leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. At September 30, 2020, non-accrual loans & leases totaled $498,000. There were no non-accrual loans & leases at December 31, 2019 or September 30, 2019.

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

As of September 30, 2020, restructured loans & leases on accrual totaled $7.9 million as compared to $12.1 million at December 31, 2019, and $12 million at September 30, 2019. Since April 2020, we have restructured $276.9 million of loans under the CARES Act guidelines (primarily payment or interest deferrals up to six months). As of September 30, 2020, $103.8 million of these loans remain in a deferral status, the other loans having returned to making principal and/or interest payments. By October 31, 2020, the loans still in a deferral status had dropped to $24.1 million. We believe that these actions will assist these borrowers in getting through these difficult times, but no guaranties can be made that at some time in the future these loans will not be required to be accounted for as a TDR.

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

Non-Performing Assets
(in thousands)	September 30, 2020	Dec. 31, 2019	September 30, 2019
Non-Performing Loans & Leases	$498	$-	$-
Other Real Estate	873	873	873
Total Non-Performing Assets	$1,371	$873	$873
Non-Performing Loans & Leases
as a % of Total Loans & Leases	0.2%	0%	0%
Restructured Loans & Leases (Performing)	$7,890	$12,105	$12,010

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses.  Specific reserves of $92,400, $0, and $0 have been established for non-performing loans & leases at September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

Foregone interest income on non-accrual loans & leases, which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $15,530, $0, and $0 at  September 30, 2020, December 31, 2019, and September 30, 2019, respectively.

The Company reported $873,000 of ORE at September 30, 2020, December 31, 2019, and September 30, 2019.

Except for: (i) those classified and non-performing loans & leases discussed above; and (ii) those loans modified under the COVID-19 guidelines of the CARES Act. the Company’s management is not aware of any loans & leases as of September 30, 2020, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•
The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in California. As a result, reservoir levels are normal and the availability of water in our primary service area should not be an issue. However, these recent weather patterns further reinforce the fact that the long-term risks associated with the availability of water are significant.

•
The agricultural industry is facing challenges associated with: (1) downward pressures on commodity prices (somewhat offset by higher yields); (2) tight labor markets and higher wages due to legislative changes at the state and federal levels; and (3) proposed changes in immigration policy and the resulting impact on the labor pool.

•
In an attempt to slow the accelerating spread of COVID-19, on March 16, 2020 the first cities and counties in Northern California were placed under “shelter-in-place” orders. By March 19th, the Governor had placed the entire state under these orders. In June, these orders were substantially lifted, but then on July 13, 2020, due to a significant increase in reported COVID-19 cases, the orders were reinstated in most California counties, including those in which the Company operates.  The Governor has now developed guidance as to when a given county can re-open certain business and other activities, but all counties in which the Company operates remain under some level of restriction. Businesses have been designated as “essential” or “non-essential.” Non-essential businesses have either been closed or had the scope of their activities significantly reduced. Unemployment has increased.  The economic impact of this situation has already been severe, and continuing restrictions will only exacerbate the situation. The duration of these restrictions is not known at this time nor is the pace of recovery once they are lifted, therefore, the Company cannot determine the ultimate impact on classified and non-performing loans and leases (see “Part I, Item 2. COVID-19 (Coronavirus) Disclosure)”.

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

The Company's deposit balances at September 30, 2020, have increased $675.4 million or 21.5% compared to September 30, 2019. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; (2) the Company’s expansion of its service area into Walnut Creek, Concord and Napa; and (3) borrowers under the PPP depositing loan proceeds into their deposit accounts until those funds are used for operating expenses. The Company continues to experience significant competitive pressures on deposit rates. The Company remains selective in how they respond to competitor rates, which may impact future deposit growth.

Although total deposits have increased 21.5% since September 30, 2019, importantly, low cost transaction accounts have grown at a strong pace as well:

•	Demand and interest-bearing transaction accounts increased $488.2 million or 29.3% since September 30, 2019.
•	Savings and money market accounts have increased $253.2 million or 26.7% since September 30, 2019.
•	Time deposit accounts have decreased $66 million or 12.5% since September 30, 2019.

The Company's deposit balances at September 30, 2020, have increased $536.8 million or 16.4% compared to December 31, 2019. Demand and interest-bearing transaction accounts increased by $387.8 million or 22.0%, savings and money market deposits increased 20.8% or $206.6 million while time deposit accounts decreased by $57.6 million or 11.1%. This decrease in time deposit accounts was due to the Company’s decision not to renew $57 million in higher rate public funds time deposit accounts from the State of California. Deposit trends in the first six-to-nine months of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at September 30, 2020, December 31, 2019, or September 30, 2019. There were no Federal Funds purchased or advances from the FRB at September 30, 2020, December 31, 2019, or September 30, 2019.

As of September 30, 2020, the Company has additional borrowing capacity of $613.9 million with the Federal Home Loan Bank and $446.3 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 12 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2019 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Capital”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 3.10% as of September 30, 2020, 4.75% at December 31, 2019, and 4.99% at September 30, 2019. The average rate paid for these securities for the first nine months of 2020 was 3.83% and 5.50% for the first nine months of 2019. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $416.9 million at September 30, 2020, $369.3 million at December 31, 2019, and $355.7 million at September 30, 2019.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020
Total Capital Ratio	$441,352	13.12%	$269,091	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$389,121	11.57%	$151,364	4.5%	N/A	N/A
Tier 1 Capital Ratio	$399,121	11.87%	$201,819	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$399,121	9.50%	$168,097	4.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020
Total Capital Ratio	$440,879	13.11%	$269,037	8.0%	$336,297	10.0%
Common Equity Tier 1 Capital Ratio	$398,656	11.85%	$151,334	4.5%	$218,593	6.5%
Tier 1 Capital Ratio	$398,656	11.85%	$201,778	6.0%	$269,037	8.0%
Tier 1 Leverage Ratio	$398,656	9.49%	$168,034	4.0%	$210,043	5.0%

Loans originated under the SBA’s PPP are assigned a risk-weighting of 0% so they have no impact on the Company’s RBC ratios.  However, they are fully includable in the tier 1 leverage capital ratio calculation, which has resulted in a short-term reduction in that ratio (until the PPP loans are forgiven).  Had the Company not participated in the PPP program, the net result would have been a 86 basis point improvement to the September 30, 2020 tier 1 leverage capital ratio, increasing the ratio to 10.36%.

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

There were no stock repurchases during the first nine months of 2020 or 2019. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

During the nine months ended September 30, 2020, the Company issued 523 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. These shares were issued at a price of $770.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Commitments to Extend Credit	$969,258	$919,982	$838,049
Letters of Credit	19,816	20,346	19,960
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	3,797	1,513	2,003

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $315,000 at September 30, 2020, December 31, 2019, and September 30, 2019. We do not anticipate any material losses as a result of these transactions.

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

Central to the first phase of the analysis of the loan & lease portfolio is the risk rating system. The originating credit officer assigns each borrower an initial risk rating, which is based primarily on a thorough analysis of that borrower’s financial position in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior credit administration personnel. Credits are monitored by credit administration personnel for deterioration in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary. Risk ratings are reviewed by both the Company’s independent third-party credit examiners and bank examiners from the DFPI and FDIC.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at September 30, 2020, was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2020, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a increase in net interest income of .50% if rates increase by 200 basis points and an increase in net interest income of .80% if rates decline 100 basis points. Comparatively, at December 31, 2019, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 2.0% if rates increase by 200 basis points and a decrease in net interest income of 2.0% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2019 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $78 million and repurchase lines of $112 million with major banks. As of September 30, 2020, the Company has additional borrowing capacity of $608.9 million with the FHLB and $446.3 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At September 30, 2020, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $378.2 million, which represents 8.79% of total assets.

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

There were no shares repurchased by Farmers & Merchants Bancorp during the first nine months of 2020. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

During the nine months ended September 30, 2020, the Company issued 523 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. These shares were issued at a price of $770.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

During the nine months ended September 30, 2019, the Company issued 3,586 shares of common stock to the Bank’s non-qualified defined contribution retirement plans. . These shares were issued at a price of $715.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

FARMERS & MERCHANTS BANCORP

Date: November 6, 2020	/s/ Kent A. Steinwert
Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	/s/ Stephen W. Haley
Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)