Form 10-K
period 2020-12-31
FARMERS & MERCHANTS BANCORP
filed 2021-03-15
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2020 (based on the last reported trade on June 30, 2020) was $560,250,536.

The number of shares of Common Stock outstanding as of February 28, 2021: 789,646

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

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

COVID-19 (Coronavirus) Disclosure

In an attempt to slow the accelerating spread of COVID-19, on March 16, 2020 the first cities and counties in Northern California were place under “shelter-in-place” orders. By March 19th, the Governor had placed the entire state under these orders. Since that time, most California counties, including those in which the Company operates, have been in various levels of lockdown. The Governor has developed guidelines as to when a given county can re-open certain business and other activities but all counties in which the Company operates remain under some level of restrictions. Businesses have been designated as “essential” or “non-essential.” Non-essential businesses have either been closed or had the scope of their activities significantly reduced. The economic impact of this situation has already been severe, and continuing restrictions will only exacerbate the situation. The duration of these restrictions is not known at this time nor is the pace of recovery once they are lifted.

Designated as an “essential business”, Farmers & Merchants Bank of Central California has kept all branches open and maintained regular business hours during this difficult time. Our staffing levels have remained stable during the COVID-19 crisis.

Impact on the Banking Industry
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law by Congress, and on December 21, 2020 this original legislation was amended and extended by the passage of   Consolidated Appropriations Act 2021 (“H.R. 133”). The primary impact of this collective legislation, as well as related federal and state regulatory actions, is as follows:

•
Paycheck Protection Program (“PPP”) … The Small Business Administration (“SBA”) was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations over the next several months (H.R. 133 reduced the number of employees to 300 for “second draw” PPP loans). These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of 2 to 5 years, and under certain conditions the SBA can forgive them after eight or twenty-four weeks. Farmers & Merchants Bank of Central California has actively participated in the PPP, and since April 2020 we have funded $347.4 million of loans for 1,540 of our small business customers. As of December 31, 2020 $224.3 million of these loans remain outstanding.  Although these loans carry a nominal interest rate of 1%, the SBA will pay the banks an origination fee of 1-5% depending on the size of the loan. All fees have been capitalized and are being amortized over the life of the loans. The Company has collected $11.3 million in fees from the SBA, and as of December 31, 2020, $6.7 million of these fees have been accreted into income. Since these loans are currently in the process of being forgiven by the SBA, the income statement impact to the Company in early 2021 could be significant. The Company is currently accepting applications for the second round of the PPP, but does not currently expect anywhere near the volume levels experienced in the first round.

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

•
Temporary Relief from Troubled Debt Restructurings … The CARES Act and H.R. 133 provide financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. Farmers & Merchants Bank of Central California has, and continues to, actively work with existing borrowers to restructure loans, primarily for up to six months, moving to either interest only payments or full deferral of principal and interest payments. After the deferral period ends, any deferred amounts would then be added to the final principal balance. We believe that these actions will assist these borrowers in getting through these difficult times, but no guaranties can be made that at some time in the future these loans will not be required to be accounted for as a TDR.

Since April 2020 we have restructured $277.6 million of loans under the CARES Act and H.R. 133 guidelines. The payment status of these loans as of December 31, 2020 is as follows:

ꟷ	$7.3 million have paid-off or paid-down;
ꟷ	$137.6 million have resumed full principal and interest payments;
ꟷ	$129.0 million are making interest only payments; and
ꟷ	$3.7 million remain in full payment deferral.

As of December 31, 2020, accrued interest receivable on these loans totals $2.9 million, with only $321,437 of that amount related to borrowers that remain in full payment deferral. At the current time, the Company believes its accrued interest is collectible, but continues to monitor each borrower, and has established a reserve for uncollectible interest in the amount of $675,000 as of December 31, 2020.

•
Foreclosure Actions … The CARES Act and H.R. 133 restrict the ability of financial institutions to exercise their foreclosure rights on residential and multi-family properties backed by federally guaranteed mortgage loans. The State of California has gone further and temporarily suspended all residential and commercial foreclosures through June 30, 2021 (and it is assumed at the current time that this will be extended before it expires). The Company is working with its borrowers when they make requests to defer payments on their mortgage loans.

•
CECL Implementation Deferral … The Company was originally scheduled to implement ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”) as of January 1, 2020. The CARES Act and H.R. 133 provide the election to defer CECL implementation until January 1, 2022. In addition, the national banking regulators have issued a joint statement allowing financial institutions to mitigate the effects of CECL in their regulatory capital calculations for up to two years. The Company has elected to delay CECL implementation.

•
Paycheck Protection Program Liquidity Facility (“PPPLF”) … The Federal Reserve Bank has developed a loan program to neutralize the liquidity impact to financial institutions of funding loans made under the PPP. Banks may pledge their PPP loans on a non-recourse basis and borrow against these loans for a period of up to two years at a fixed rate of .35%. Furthermore, since these FRB borrowings are on a non-recourse basis, the loans will not be counted under the calculation of leverage capital ratios. Since Farmers & Merchants Bank of Central California has significant liquidity at the current time, no borrowings have been made under the PPPLF. The Company has until March 31, 2021 to borrow under this facility.

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

However, from a financial perspective, as reflected by the following December 31, 2020 measures, we remain in a strong financial position which should continue to assist us in responding to the risks of COVID-19:

•	Liquidity consisting of $318 million of Fed Funds Sold and $877 million of Investment Securities;
•	Strong Asset Quality as reflected by only $495,000 of non-performing loans, and a negligible delinquency ratio of .016% of total loans;
•	Risk Based Capital Ratio of 12.59%;
•	Allowance for Credit Losses of $58.9 million or 1.89% of total loans and leases (2.04% exclusive of government fully guaranteed loans issued under the SBA’s PPP); and
•	ROAA of 1.39% and ROAE of 14.76% in the fourth quarter of 2020.

Our credit exposure to the “Hospitality” (primarily hotels) and “Entertainment” (primarily restaurants, health clubs and movie theaters) industries totals $147.3 million in loans and leases outstanding at December 31, 2020. This represents 4.8% of total loans and leases outstanding and 34.8% of total shareholders’ equity, both measures that are thought to be reasonable when compared to peers. Most of these loans: (1) were underwritten with an original LTV of 50-70% on the underlying real estate, providing us what should be adequate collateral coverage; and (2) have financially strong guarantors with liquidity that provides additional protection. Over and above the impact on the Hospitality and Entertainment industries, there has been a general economic slowdown as a result of the continuing levels of “shelter-in-place” orders. The Central Valley of California may be in a better position than other areas to weather this impact because agricultural activity has substantially continued. We are monitoring the impact on our borrowers, and working closely with them using all of the tools at our disposal, including the SBA PPP program, the FRB Main Street Lending Program and other loan restructuring strategies, to help them move through this period of reduced business activity. Since April 2020, we have restructured $277.6 million of loans under the CARES Act and H.R. 133 guidelines. We believe that these actions will assist these borrowers in getting through these difficult times, but no guaranties can be made that at some time in the future these loans will not be required to be accounted for as a TDR.

Although we continue to believe that our 2021 financial performance may be negatively impacted by sustained low interest rates and the potential for increased borrower stress, the full extent of this impact cannot be determined at this time. Additionally, these negative impacts may be somewhat mitigated by the fees paid by the SBA under the PPP. We believe that we are well positioned to move through this difficult period with sustained profitability.

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

On March 10, 1999, the Company, pursuant to a reorganization, acquired all of the voting stock of the Bank. The Company is a bank holding company incorporated in the State of Delaware and registered under the Bank Holding Company Act of 1956, as amended. The Company’s outstanding securities as of December 31, 2020, consisted of 789,646 shares of common stock, $0.01 par value and no shares of preferred stock issued. The Bank is the Company’s principal asset.

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

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is a California state-chartered non-FRB member bank subject to the regulation and examination of the Department of Financial Protection and Innovation (“DFPI”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

Despite the recent expansion of our geographic footprint, the Company’s primary service area remains the mid Central Valley of California, including Sacramento, San Joaquin, Stanislaus and Merced counties, where we operate 28 full-service branches and 3 stand-alone ATM. This area encompasses:

•
The Sacramento Metropolitan Statistical Area (“MSA”), with branches in Sacramento, Elk Grove, Galt and Walnut Grove.  This MSA has a Population of 2.4 million and a Per Capita Income of approximately $58,843. The MSA includes significant employment in the following sectors: government, education & health trade, and transportation & utilities. Unemployment currently stands at 6.7%.

•
The Stockton-Lodi MSA, with branches in Lodi, Linden, Stockton, Lockeford and Manteca. This MSA has a Population of 0.76 million and a Per Capita Income of approximately $47,139. The MSA includes significant employment in the following sectors: trade, transportation, and utilities, government, and education and health services. Unemployment currently stands at 9.0%.

•
The Modesto MSA, with branches in Modesto, Riverbank and Turlock.  This MSA has a Population of 0.55 million and a Per Capita Income of approximately $45,742. The MSA includes significant employment in the following sectors: trade, transportation and utilities, educational & health services, and government. Unemployment currently stands at 8.3%.

•
The Merced MSA, with branches in Hilmar and Merced.  This MSA has a Population of 0.28 million and a Per Capita Income of approximately $41,077. The MSA includes significant employment in the following sectors: government, trade, transportation and utilities and farming. Unemployment currently stands at 9.0%.

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

Human Capital

As of December 31, 2020, we employed 366 full-time equivalent employees. The Company believes that its employee relations are satisfactory. For the year ended December 31, 2020, salaries and employee benefits expense totaled $57 million, representing 69% of our total non-interest expense. Expenses related to education, training, recruiting and placement exceeded $250,000 for the three year period ended December 31, 2020.

We are led by an experienced management team with substantial experience in the markets that we serve and the financial products that we offer. Our business strategy focuses on providing products and services through long-term relationship managers. As a result, our success depends heavily on the performance of our employees, as well as on our ability to attract, motivate and retain highly qualified employees at all levels of the Company. We believe that our work environment contributes to employee satisfaction and retention.

We are committed to maintaining a work environment where every employee is treated with dignity and respect, free from the threat of discrimination and harassment. As stated in our Board approved (i) Code of Conduct and (ii) Prohibited Harassment Policy, we expect these same standards apply to all stakeholders, to our interactions with customers, vendors and independent contractors.

We are firmly committed to providing equal employment and advancement opportunities to all qualified individuals and will not tolerate any illegal discrimination or harassment of any kind. Team members are encouraged to immediately report any improper discrimination or harassment to their supervisor and human resources.

Policies and Planning
We are proud to be an Equal Opportunity Employer and enforce those values throughout all of our operations. We prohibit discrimination in hiring or advancement against any individual on the basis of race, color, religion, gender, sex, national origin, age, marital status, pregnancy, physical or mental disability, genetics, veteran status, sexual orientation, or any other characteristic protected by applicable law.

We strive to ensure our team members have access to working conditions that provide a safe and healthy environment, free from work-related injuries and illnesses. Many of our locations employ badges and keypads to enter or to enter restricted areas of locations that have a public presence. As a company designated as an “essential industry” during the COVID-19 crisis, we have been focused on safety and health regimens that protect our employees who have reported to work during this difficult time. This has resulted in our ability to keep all of our branches open for business while providing a safe work environment for our employees.

Each year our annual planning and budgeting process involves an assessment of staffing levels and skills and results in the development of targets for recruitment and training. In addition the Board reviews all succession plans in place for key personnel.

Recruitment
We strive to recruit talent from both local educational institutions and the banking industry. The Company has full-time staff dedicated to our recruitment efforts and we utilize many of the major recruitment firms and websites. Annually we visit local colleges and universities for job fairs and other recruitment events, which we believe allows us to identify those students who have the skills and aptitudes we need in the Company. The results of these efforts has been a consistent flow of candidates to fill our staffing needs as we grow.

Compensation

Salary and Bonuses
We have job descriptions and salary grade ranges for all of our positions. Annually we use outside survey firms to provide information on market pay. We also pay generous performance based bonuses to employees. During 2020, total bonus compensation amounted to over 30% of base salaries. This “pay-for-performance” approach allows us to effectively recruit and retain key employees.

Retirement Plans
All employees are eligible to participate in our Profit Sharing Plan after 1 year of service and having worked at least 1,000 hours. The Company makes mandatory contributions equal to 5% of the employee’s eligible compensation and discretionary contributions determined annually by the Board of Directors. This is not a matching based program, employees receive these contributions regardless of whether they make individual contributions to our 401(K) program. During 2020 total expenses for the profit sharing plan amounted to over 10% of base salaries, a generous level that helps us in recruitment and retention.

Medical and Other Benefits
In addition to competitive salaries, incentives and retirement benefits, we provide comprehensive medical, dental, and vision plans, health savings accounts, paid sick time, long-term disability, basic life and AD&D insurance, flexible spending accounts, and employee assistance and wellness programs.

Training

Job Related
We support team members should they wish to continue their education in subjects and fields that are directly related to our operations, activities and objectives. We encourage our team members to pursue educational opportunities that will help improve job performance and professional development. To further this goal, we reimburse tuition and certain fees for satisfactory completion of approved educational courses and certain certifications. Included are college credit courses at accredited colleges and universities, continuing education courses and certification exams.

Diversity and Inclusion
To foster a deeper understanding regarding diversity and inclusion, The Company assigns all employees diversity and inclusion training - Diversity Made Simple. The diversity course is mandatory for all staff. As of December 31, 2020, all employees have met their diversity and inclusion training obligations.

Harassment Prevention
The Company assigns all employees prohibitive harassment training. Every two years nonsupervisory employees receive one hour of harassment prevention training while supervisors receive two hours of harassment prevention training. Newly hired employees are assigned harassment prevention and must complete the training within six months of hire or promotion.  Following the initial training, all employees must complete training every two years, at minimum. As of December 31, 2020, all employees have met their prohibitive harassment training requirements.

Performance Evaluation
The Company has implemented a Performance Planning, Coaching and Evaluation (“PPC&E) system that requires each year that employees and their managers establish detailed goals and objectives. Annually employees are reviewed relative to their progress in achieving those goals, with the objective of reducing performance surprises and encouraging behavior that is consistent with Company objectives. We believe that this PPC&E discipline is important in retaining and growing our employees.

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

The Company is also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the DFPI.

The Company’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the reporting, proxy solicitation and other requirements and restrictions of the Exchange Act.

The Bank
The Bank, as a California chartered non-FRB member bank, is subject to primary supervision, periodic examination and regulation by the DFPI and the FDIC. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory, or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the Bank’s charter. The DFPI has many of the same remedial powers.

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

On May 24, 2018 President Trump signed the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Economic Growth Act’s highlights include improving consumer access to mortgage credit that, among other things: (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans; (ii) not require appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempt banks and credit unions that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s (“HMDA”) expanded data disclosures (the provision would not apply to nonbanks and would not exempt institutions from HMDA reporting altogether); (iv) amend the SAFE Mortgage Licensing Act by providing registered mortgage loan originators in good standing with 120 days of transitional authority to originate loans when moving from a federal depository institution to a non-depository institution or across state lines; (v) require the CFPB to clarify how TRID applies to mortgage assumption transactions and construction-to-permanent home loans as well as outline certain liabilities related to model disclosure use; and (vi) provide that federal banking regulators may not impose higher capital standards on High Volatility Commercial Real Estate exposures unless they are for acquisition, development or construction (“ADC”), and clarifies ADC status. In addition, the Economic Growth Act’s highlights also include regulatory relief for certain institutions, whereby among other things, it simplifies capital calculations by requiring regulators to adopt a threshold for a community bank leverage ratio of between 8% to 10%. Institutions under $10 billion in assets that meet such community bank leverage ratio will automatically be deemed to be well-capitalized, although regulators retain the flexibility to determine that a depository institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile, and exempts community banks from Section 13 of the Bank Holding Company Act if they have less than $10 billion in total consolidated assets; and exempts banks with less than $10 billion in assets, and total trading assets and liabilities not exceeding more than five percent of their total assets, from the Volcker Rule restrictions on trading with their own capital. The Economic Growth Act also adds certain protections for consumers, including veterans and active duty military personnel, expanded credit freezes and creation of an identity theft protection database. The Economic Growth Act also makes changes for bank holding companies, as it raises the threshold for automatic designation as a systemically important financial institution from $50 billion to $250 billion in assets, subjects banks with $100 billion to $250 billion in total assets to periodic stress tests, exempts from stress test requirements entirely banks with under $100 billion in assets, and requires the federal banking regulators to, within 180 days of passage, raise the asset threshold under the Small Bank Holding Company Policy Statement from $1 billion to $3 billion. The Economic Growth Act also adds certain protections for student borrowers.

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that: (i) mortgage servicing rights; (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks; and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and has been fully phased-in over a four-year period ended on January 1, 2019. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income or loss items are not excluded for the purposes of determining regulatory capital ratios; however, non-advanced approaches banking organizations (i.e., banking organizations with less than $250 billion in total consolidated assets or with less than $10 billion of on-balance sheet foreign exposures), including the Company and the Bank, may make a one-time permanent election to exclude these items. The Company and the Bank made this election in the first quarter of 2015’s call reports in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its available-for-sale investment securities portfolio.

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

As of December 31, 2020, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis.

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

Capital Category	Total Risk Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 (CET1) Capital Ratio	Leverage Ratio	Tangible Equity to Assets	Supplemental Leverage Ratio
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater	n/a	n/a
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater	n/a	3% or greater
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%	n/a	Less than 3%
Significantly Undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%	n/a	n/a
Critically Undercapitalized	n/a	n/a	n/a	n/a	Less than 2%	n/a

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

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2020, we met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

The Community Bank Leverage Ratio
On November 4, 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio (“CBLR”) framework, for qualifying community banking organizations consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The final rule was effective on January 1, 2020.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations. Such a community banking organization would not be subject to other risk-based and leverage capital requirements (including the Basel III and Basel IV requirements). The CBLR is determined by dividing a financial institution’s tangible equity capital by its average total consolidated assets. The rule describes what is included in tangible equity capital and average total consolidated assets. The CBLR framework was available for banks to use in their March 31, 2020, call report. A CBLR bank that ceases to meet any of the qualifying criteria in a future period but maintains a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or to otherwise comply with the generally applicable capital requirements. Further, a CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable capital requirements. The Company and Bank did not opt into the CBLR framework.

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $87.3 million at December 31, 2020. During 2020, the Bank paid $19.9 million in dividends to the Company.

The FDIC and the DFPI also have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC or the DFPI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the FRB and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends that the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The DFPI may impose similar limitations on the Bank. See “Prompt Corrective Action” and “Capital Standards” for a discussion of these additional restrictions on capital distributions.

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

The Dodd-Frank Act required the FDIC to ensure that the DIF reserve ratio, which is the amount in the DIF as a percentage of all DIF-insured deposits, reached 1.35% by September 3, 2020. The Dodd-Frank Act also altered the minimum designated reserve ratio for the DIF, increasing the minimum from 1.15% to 1.35%, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking if required. As a result, the Bank’s FDIC deposit insurance premiums could increase.

The Bank’s FDIC premiums were $517,000 in 2020 and $624,000 in 2019. Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

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

On December 12, 2019, the FDIC and the OCC announced a proposal to modernize the agencies’ regulations under the CRA that have not been substantively updated for nearly 25 years. On May 20, 2020, the OCC issued a final rule for CRA Modernization, however, the FDIC did not join the OCC and finalize the rule.

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

In 2016, several federal financial agencies (including the FRB and FDIC) re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1 billion or more in total consolidated assets. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution: (i) by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits; or (ii) that could lead to material financial loss to the institution. The comment period for these proposed regulations has closed, but a final rule has not been published. Depending upon the outcome of the rule making process, the application of this rule to us could require us to revise our compensation strategy, increase our administrative costs and adversely affect our ability to recruit and retain qualified employees. Further, as discussed above, the Basel III Capital Rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds that started being phased in on January 1, 2016.

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

Risks Associated With Our Business

Economic Conditions Nationally And In Our Service Areas Could Adversely Affect Our Operations And/Or Cause Us To Sustain Losses - The national economy and the economy of other portions of California had, for the most part, experienced solid improvements since the recession of 2007-2012, but in 2020 the spread of COVID-19 has placed many sectors of the economy under stress. The economy of the Central Valley of California, which remains the Company’s primary market area, has remained fairly resilient because of its strong agricultural base. However, this could change if the impacts of COVID-19 continue for an extended period of time.

Although we have initiated efforts to broaden our geographic footprint to include Contra Costa, Solano and Napa counties, our retail and commercial banking operations remain primarily concentrated in Sacramento, San Joaquin, Stanislaus and Merced counties. See “Item 1. Business – Service Area.” As a result of this geographic concentration, our results of operations depend largely upon economic conditions in these areas. Whereas much of this area has improved, real estate values remain below peak prices and unemployment remains above most other areas in the state and country. As a result, risk still remains from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans or leases. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan & lease performance and diversifying our credit portfolio. These policies and procedures; however, may not prevent unexpected losses that could materially and adversely affect our results of operations in general and the market value of our stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2021 and Beyond.”

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update, Financial Instruments: Credit Losses (“CECL”), which establishes a new impairment framework also known as the "current expected credit loss model." In contrast to the incurred loss model currently used by financial entities like us, the current expected credit loss model requires an allowance be recognized based on the expected credit losses (i.e. all contractual cash flows that the entity does not expect to collect from financial assets or commitments to extend credit). It requires the consideration of more forward-looking information than is permitted under current U.S. generally accepted accounting principles. In addition to relevant information about past events and current conditions, such as borrowers’ current creditworthiness, quantitative and qualitative factors specific to borrowers, and the economic environment in which the entity operates, the new model requires consideration of reasonable and supportable forecasts that affect the expected collectability of the financial assets’ remaining contractual cash flows, and evaluation of the forecasted direction of the economic cycle, as well as time value of money. This proposed impairment framework is expected to have wide reaching implications to financial institutions such as us. The CECL model will become effective for the Bank for fiscal year 2022. See Note 21, located in “Item 8. Financial Statements and Supplementary Data.”

We Are Dependent On Real Estate And Downturns In The Real Estate Market Could Hurt Our Business - A significant portion of our loan portfolio is dependent on real estate. See “Item 1. Business – Supervision and Regulation - Prompt Corrective Action.” At December 31, 2020, real estate served as the principal source of collateral with respect to approximately 69% of our loans outstanding. Stresses in economic conditions in our local markets or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock. Additionally we have credit exposure to the Hospitality and Entertainment industries (See “Covid-19 Disclosure”) that have been significantly impacted by COVID-19 and the primary collateral for those borrowers is real estate.

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

Our Business Is Subject To Interest Rate Risk And Changes In Interest Rates May Adversely Affect Our Performance And Financial Condition - Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans & leases, the credit profile of our borrowers, the rates received on loans & leases and securities and rates paid on deposits and borrowings. The difference between the rates received on loans & leases and securities and the rates paid on deposits and borrowings is known as the net interest margin. The FRB decreased short-term interest rates by 1.5% during 2020, and that has already impacted the Company’s net interest margin. Looking forward, if short-term rates remain low, when combined with aggressive competitor pricing strategies, our net interest margin could be adversely impacted in 2021.

Future levels of market interest rates could adversely affect our earnings. Our CRE and commercial loans carry interest rates that, in general, adjust in accordance with changes in the prime rate. We are also significantly affected by the level of loan & lease demand available in our market. The inability to make sufficient loans & leases directly affects the interest income we earn. Lower loan & lease demand will generally result in lower interest income realized as we place funds in lower yielding investments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Looking Forward: 2021 and Beyond.”

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

Changes To LIBOR May Adversely Impact The Value Of, and The Return On, Our Financial Instruments That Are Indexed To LIBOR - On July 27, 2017, the Financial Conduct Authority (the authority that regulates the London Interbank Funding Rate (“LIBOR”) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 (although it may now be postponed until June 30, 2023). The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“AARC”), is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Financing Rate (“SOFR”) calculated based on repurchase agreements backed by treasury securities.  It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published before December 31, 2021 or June 30, 2023, as applicable, or whether any additional reforms to LIBOR may be enacted. Although the ARRC has announced SOFR as its recommended alternative to LIBOR, SOFR may not gain market acceptance or be widely used as a benchmark. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our financial instruments

Our Accounting Estimates And Risk Management Processes Rely On Analytical And Forecasting Models - The processes we use to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

New Market Areas And New Lines Of Business Or New Products And Services May Subject Us To Additional Risks. A Failure To Successfully Manage These Risks May Have A Material Adverse Effect On Our Business - As part of our growth strategy, we have implemented and may continue to implement new market areas and new lines of business. We recently have begun to: (i) expand into the East Bay area of San Francisco and Napa, which are new market areas for us; and (ii) introduce equipment leasing as a new product line. There are risks and uncertainties associated with these efforts, particularly in instances where such product lines are not fully mature. In developing and marketing new lines of business and/or new products and services and/or shifting the focus of our asset mix and/or expanding into new markets, we may invest significant time and resources. Initial timetables may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives in these markets and shifting market preferences, may also impact the successful implementation. Failure to successfully manage these risks could have an adverse effect on our business, financial condition and results of operations.

Our Financial Results Can Be Impacted By The Cyclicality and Seasonality Of Our Agricultural Business And The Risks Related Thereto - The Company has provided financing to agricultural customers in the Central Valley throughout its history. We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices, changing climatic conditions and the availability of seasonal labor, and manage these risks accordingly. The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry. Although the Company’s loan portfolio is believed to be well diversified, at various times during 2020 approximately 29% of the Company’s loan balances were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity. Agriculture has been deemed an “essential” industry during the COVID-19 pandemic, helping mitigate economic stress in the industry.

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

The Impact of Climate and Government on The Availability of Water is a Long Term Risk That Could Affect Our Customers’ Businesses - The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in California. As a result, current reservoir levels are adequate and the availability of water in our primary service area should not be an issue. However, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

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

In addition to the impact of climate on the availability of water, the “politics” of water, and how the state and federal governments ultimately manage this resource, could also impact how much water our customers have access to. For example, in 2014, the State of California passed the Sustainable Groundwater Management Act. All Water Districts must develop plans to comply with the Act, including groundwater recharge programs. Although the exact impact of compliance is not currently known, and even prior to 2014 most of the Water Districts in the Bank’s service area had been developing and implementing management plans, it is possible that some Water Districts will have to ultimately fallow some ground to achieve compliance with the Act.

This example points out how the “politics” of water can also affect the availability of water.

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

Deposit Insurance Assessments Could Increase At Any Time, Which Will Adversely Affect Profits - FDIC deposit insurance expense for the years 2020, 2019, and 2018 was $517,000, $624,000, and $912,000, respectively. During 2016 the FDIC changed its methodology for calculating deposit premiums, See “Item 1. Business – Supervision and Regulation – Deposit Insurance.” Any increases could have adverse effects on the operating expenses and results of operations of the Company.

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

The Value of Goodwill and Other Intangible Assets May Decline in the Future - As of December 31, 2020, we had goodwill totaling $11.2 million and a core deposit intangible asset totaling $4.0 million from business acquisitions. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2020, approximately $2.2 billion, or 53.3%, of our deposits consisted of interest-bearing demand deposits, savings and money market accounts. Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

Item 2.    Properties

Farmers & Merchants Bancorp and its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in twenty-eight branches in the Company's service area. Of the twenty-eight branches, nineteen are owned and nine are leased. The expiration of these leases occurs between the years 2021 and 2028. See Note 20, located in “Item 8. Financial Statements and Supplementary Data.”

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

The following tables summarize the actual high, low, and close sale prices for the Company's common stock since the first quarter of 2019. These figures are based on activity posted on the OTCQX.

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2020	Fourth quarter	$770	$701	$760	$7.50
	Third quarter	770	695	725	-
	Second quarter	800	626	706	7.25
	First quarter	800	650	685	-

	Calendar Quarter	High	Low	Close	Cash Dividends Declared (Per Share)

2019	Fourth quarter	$804	$755	$768	$7.15
	Third quarter	850	757	780	-
	Second quarter	950	700	795	7.05
	First quarter	788	695	725	-

As of January 31, 2021, there were approximately 1,650 stockholders of record of the Company’s common stock. However, since approximately 30% of our common stock shares are held by brokers on behalf of stockholders, we are unable to determine the exact total number of stockholders.

The Company and, before the Company was formed, the Bank, has paid cash dividends for the past 86 consecutive years. There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our 2003 subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank. See “Item 1. Business – Supervision and Regulation.”

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

There were no stock repurchases in 2020 or 2019 under the Common Stock Repurchase Plan. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

On November 23, 2020, the Board of Directors of Farmers & Merchants Bancorp approved, and all applicable regulators provided statements of non-objection regarding, the Company’s repurchase and retirement of up to $8.5 million of its outstanding common stock during the fourth quarter of 2020 and the first half of 2021. These repurchases will be done outside of the Company’s current repurchase plan.  All repurchases will be made at the then prevailing market prices.  In the fourth quarter of 2020, the Company repurchased $2.8 million of shares from shareholders.

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

The Rights Plan is similar to plans adopted by many other publicly traded companies. The effect of the Rights Plan is to discourage any potential acquirer from triggering the Rights without first convincing the Company’s Board of Directors that the proposed acquisition is fair to, and in the best interest of, all of the stockholders of the Company. The provisions of the Plan, if triggered by the Acquiring Person, will substantially dilute the equity and voting interest of any potential acquirer unless the Board of Directors approves of the proposed acquisition (under Article XV of the Company’s Certificate of Incorporation, the Board of Directors has the authority to consider any and all factors in determining whether an acquisition is in the best interests of the Company and its stockholders). Each Right, if and when exercisable, will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value, at a purchase price of $1,600 for each one one-hundredth of a share, subject to adjustment. Each holder of a Right (except for the Acquiring Person, whose Rights will be null and void upon such event) shall thereafter have the right to receive, upon exercise, that number of Common Shares of the Company having a market value of two times the exercise price of the Right. At any time before a person becomes an Acquiring Person, the Rights can be redeemed, in whole, but not in part, by Farmers and Merchants Bancorp’s Board of Directors at a price of $0.001 per Right.

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

During 2020, the Company issued a combined total 523 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. All of the shares were issued at a price of $770.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital. See Note 14, located in “Item 8. Financial Statements and Supplementary Data.”

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

Performance Graphs

The following graph compares the Company’s cumulative total stockholder return on common stock from December 31, 2015 to December 31, 2020 to that of: (i) the Morningstar Banks Index - Regional (US) Industry Group; and (ii) the cumulative total return of the New York Stock Exchange market index. The graph assumes an initial investment of $100 on December 31, 2015 and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTCQX and on private transactions between individual stockholders that are reported to the Company. This data was furnished by Zacks SEC Compliance Services Group.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act of 1933.

Item 6.	Selected Financial Data

Farmers & Merchants Bancorp
Five Year Financial Summary of Operations
(in thousands except per share data)

Summary of Income:	2020	2019	2018	2017	2016
Total Interest Income	$158,652	$153,708	$133,453	$114,612	$99,266
Total Interest Expense	9,491	13,194	7,950	6,289	4,196
Net Interest Income	149,161	140,514	125,503	108,323	95,070
Provision for Credit Losses	4,500	200	5,533	2,850	6,335
Net Interest Income After Provision for Credit Losses	144,661	140,314	119,970	105,473	88,735
Total Non-Interest Income	15,696	17,241	15,219	16,762	15,257
Total Non-Interest Expense	82,406	82,242	75,459	67,754	58,172
Income Before Income Taxes	77,951	75,313	59,730	54,481	45,820
Provision for Income Taxes	19,217	19,277	14,203	26,111	16,097
Net Income	$58,734	$56,036	$45,527	$28,370	$29,723
Balance Sheet Data:
Total Assets	$4,550,453	$3,721,830	$3,434,243	$3,075,452	$2,922,121
Loans & Leases	3,099,592	2,673,027	2,571,241	2,215,295	2,177,601
Allowance for Credit Losses	58,862	55,012	55,266	50,342	47,919
Investment Securities	876,665	567,615	548,962	536,056	506,372
Goodwill	11,183	11,183	11,183	-	-
Core Deposit Intangible	4,013	4,640	5,278	836	946
Deposits	4,060,267	3,278,019	3,062,832	2,723,228	2,581,711
Shareholders' Equity	423,665	369,296	311,215	299,660	279,981

Selected Ratios:
Return on Average Assets	1.43%	1.61%	1.45%	0.94%	1.12%
Return on Average Equity	14.60%	16.77%	14.80%	9.66%	11.17%
Dividend Payout Ratio	19.92%	20.02%	24.49%	38.71%	35.25%
Average Loans & Leases to Average Deposits	80.77%	84.38%	84.36%	82.18%	88.63%
Average Equity to Average Assets	9.78%	9.61%	9.66%	9.77%	10.05%
Period-end Shareholders' Equity to Total Assets	9.31%	9.92%	9.06%	9.74%	9.58%

Basic and Diluted Per Share Data:
Earnings (1)	$74.03	$71.18	$56.82	$35.03	$37.44
Cash Dividends Per Share	$14.75	$14.20	$13.90	$13.55	$13.10
Book Value Per Share at Year End (2)	$536.53	$465.68	$397.10	$368.90	$346.80

(1)	Based on the weighted average number of shares outstanding of 793,337, 787,227, 801,229, 809,834, and 793,970 for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively.
(2)	Based on the year-end number of shares outstanding of 789,646, 793,033, 783,721, 812,304, and 807,329 for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Although the Company has initiated efforts to expand its geographic footprint into the East Bay area of San Francisco and Napa, California (see “Item 1. Business – Service Area”), the Company’s primary service area remains the mid Central Valley of California, a region that can be significantly impacted by the seasonal needs of the agricultural industry. Accordingly, discussion of the Company’s Financial Condition and Results of Operations is influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold).

The Five-Year Period: 2016 through 2020
By early 2020 the Company’s primary service area had significantly recovered from the recession that began in late 2007. Then, late in the first quarter of 2020 the COVID-19 pandemic began, an event that would impact economies everywhere.  Importantly, agriculture has been designated as an “essential” industry during the pandemic, helping to mitigate economic stress in the Company’s primary service area.

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

(in thousands, except per share data)

Financial Performance Indicator	2020	2019	2018	2017	2016

Pre Tax Income	$77,951	$75,313	$59,730	$54,481	$45,820
Income Tax Expense	19,217	19,277	14,203	26,111	16,097
Effect of Income Tax Rate Change
DTA Re-measurement	-	-	-	(6,300)	-
Adjusted Income Tax Expense	19,217	19,277	14,203	19,811	16,097
Non-GAAP Adjusted Net Income	58,734	56,036	45,527	34,670	29,723
Effect of Income Tax Rate Change
DTA Re-measurement	-	-	-	(6,300)	-
Net Income (See Note 1)	$58,734	$56,036	$45,527	$28,370	$29,723
Total Assets	4,550,453	3,721,830	3,434,243	3,075,452	2,922,121
Total Loans & Leases	3,099,592	2,673,027	2,571,241	2,215,295	2,177,601
Total Deposits	4,060,267	3,278,019	3,062,832	2,723,228	2,581,711
Total Shareholders’ Equity	423,665	369,296	311,215	299,660	279,981
Total Risk-Based Capital Ratio	12.60%	12.40%	11.40%	13.07%	12.80%
Non-Performing Loans as a % of Total Loans	0.02%	0.00%	0.00%	0.00%	0.14%
Substandard Loans as a % of Total Loans	0.60%	0.61%	0.57%	0.40%	0.29%
Net Charge-Offs (Recoveries) to Average Loans	0.02%	0.02%	0.03%	0.02%	0.00%
Loan Loss Allowance as a % of Total Loans	1.89%	2.05%	2.14%	2.27%	2.19%
Return on Average Assets	1.43%	1.61%	1.45%	0.94%	1.12%
Adjusted Return on Average Assets	1.43%	1.61%	1.45%	1.15%	1.12%
Return on Average Equity	14.60%	16.77%	14.80%	9.66%	11.17%
Adjusted Return on Average Equity	14.60%	16.77%	14.80%	11.79%	11.17%
Earnings Per Share	74.03	71.18	56.82	35.03	37.44
Adjusted Earnings Per Share	74.03	71.18	56.82	42.81	37.44
Cash Dividends Per Share	14.75	14.20	13.90	13.55	13.10
Cash Dividends Declared	11,700	11,221	11,151	10,982	10,478

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

Management believes that the Company’s performance compared very favorably to its peer banks during the five-year period ended December 31, 2020:

•	Net income over the five-year period totaled $218 million.

•	Return on Average Assets averaged 1.31% over the five-year period.

•	Total assets increased 74% from $2.6 billion at December 31, 2015 to $4.6 billion at December 31, 2020.

•	Total loans & leases increased 55.3% from $2.0 billion at December 31, 2015 to $3.1 billion at December 31, 2020.

•	Total deposits increased 78.3% from $2.3 billion at December 31, 2015 to $4.1 billion at December 31, 2020.

More recently:

•	In 2020, the Company earned $58.7 million for a return on average assets of 1.43%.

•	In 2020, the Company increased its cash dividend per share by 3.9% over 2019 levels, and our strong financial performance has allowed us to increase dividends every year during this five-year period.

•
The Company’s total risk based capital ratio was 12.60% at December 31, 2020, and the Bank achieved the highest regulatory classification of “well capitalized” in each of the previous five years. See “Financial Condition – Capital.”

•
The Company’s asset quality remains very strong at the present time, when measured by: (1) net charge-offs at 0.02% of average loans & leases during 2020; (2) non-accrual loans of $495,000 at December 31, 2020; and (3) substandard loans & leases totaling 0.60% of total loans & leases at December 31, 2020. See “Results of Operations – Provision and Allowance for Credit Losses” and “Financial Condition – Classified Loans & Leases and Non-Performing Assets.”

Because of our strong earnings performance, capital position, and asset quality, stockholders have benefited from the fact that cash dividends per share have increased 14.34% since 2015, and totaled $69.50 per share over the five-year period. The 2020 dividend of $14.75 per share represents a 1.94% yield based upon the December 31, 2020 closing stock price of $760 per share (See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”).

Looking Forward: 2021 and Beyond
In management’s opinion, the following key issues will continue to influence the financial results of the Company in 2021 and future years:

•	The continuing impact of COVID-19.

•
The Company’s earnings are heavily dependent on its net interest margin, which is sensitive to such factors as: (1) market interest rates; (2) the mix of our earning assets and interest-bearing liabilities; and (3) competitor pricing strategies.  Since early 2020 market interest rates have declined and remain at very low levels.  This has adversely impacted the Company’s NIM, and will, in all probability, continue to place pressure on NIM in 2021.

•
The Company’s results are impacted by changes in the credit quality of its borrowers. Substandard loans & leases totaled $18.6 million or 0.60% of total loans & leases at December 31, 2020 vs. $16.2 million or 0.61% of total loans & leases at December 31, 2019. Management believes, based on information currently available, that these levels are adequately covered by the Company’s $58.9 million allowance for credit losses as of December 31, 2020. See “Results of Operations - Provision and Allowance for Credit Losses” and “Financial Condition – Classified Loans & Leases and Non-Performing Assets.” The Company’s provision for credit losses was $4.5 million in 2020, compared to $200,000 in 2019 and $5.5 million in 2018. See “Item 1A. Risk Factors.”

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

•
The Company has: (i) expanded its geographic footprint through de novo branch expansion in Walnut Creek, Napa, Lockeford and Concord, CA and through acquisition in Manteca, Riverbank, Rio Vista, and Walnut Grove, CA; and (ii) established equipment leasing as a new line of business. Although Management believes that these initiatives will result in increased asset growth and earnings, along with reduced concentration risks, the start-up costs related to staff and facilities are significant and will take time to recoup.

•
The Company benefited significantly in 2018 and 2019, and should continue to benefit in future years, from the reduction of the federal corporate tax rate from 35% to 21% pursuant to the recently enacted Tax Cuts and Jobs Act. However, if the new Biden administration increases federal corporate tax rates it will negatively impact the Company’s future financial results.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ performance during each of the years in the three-year period ended December 31, 2020 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying consolidated financial statements.

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

Net Interest Income/Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the years ended 2020, 2019 and 2018. Average balance amounts for assets and liabilities are the computed average of daily balances.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2020
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$326,247	$1,207	0.37%
Investment Securities:
U.S. Treasuries	21,249	356	1.68%
U.S. Govt SBA	9,450	116	1.23%
Government Agency & Government-Sponsored Entities	-	-	-
Municipals - Taxable	12,582	513	4.08%
Obligations of States and Political Subdivisions - Non-Taxable (1)	52,736	2,109	4.00%
Mortgage Backed Securities	468,306	11,193	2.39%
Other	19,323	213	1.10%
Total Investment Securities	583,646	14,500	2.48%

Loans & Leases: (2)
Real Estate	1,921,485	95,194	4.95%
Home Equity Lines and Loans	37,952	1,828	4.82%
Agricultural	259,132	13,049	5.04%
Commercial	372,344	17,941	4.82%
Consumer (3)	12,748	784	6.15%
Other	228,530	8,837	3.87%
Leases	106,293	5,750	5.41%
Total Loans & Leases	2,938,484	143,383	4.88%
Total Earning Assets	3,848,377	$159,090	4.13%

Unrealized Gain on Securities Available-for-Sale	16,289
Allowance for Credit Losses	(55,804)
Cash and Due From Banks	62,089
All Other Assets	241,586
Total Assets	$4,112,537

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$787,306	$1,618	0.21%
Savings and Money Market	1,128,623	2,724	0.24%
Time Deposits	489,246	4,771	0.98%
Total Interest Bearing Deposits	2,405,175	9,113	0.38%
Federal Home Loan Bank Advances	1	-	0.00%
Subordinated Debt	10,310	378	3.67%
Total Interest Bearing Liabilities	2,415,486	$9,491	0.39%
Interest Rate Spread (4)			3.74%
Demand Deposits (Non-Interest Bearing)	1,232,874
All Other Liabilities	61,848
Total Liabilities	3,710,208
Shareholders' Equity	402,329
Total Liabilities & Shareholders' Equity	$4,112,537
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.15%
Net Interest Income and Margin on Total Earning Assets (5)		149,599	3.89%
Tax Equivalent Adjustment		(438)
Net Interest Income		$149,161	3.88%

(1) Yields and interest income are calculated on an fully taxable equivalent basis using the current statutory federal tax rate.
(2) Average balances on loans & leases outstanding include non-performing loans, if any. The amortized portion of net loan origination fees is included in interest income on loans & leases, representing an adjustment to the yield.
(3) Includes CARES Act Small Business Administration Paycheck Protection Program loans.
(4) Interest rate spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5) Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2019
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$232,623	$4,909	2.11%
Investment Securities:
U.S. Treasuries	27,096	537	1.98%
U.S. Govt SBA	13,372	329	2.46%
Government Agency & Government-Sponsored Entities	2,108	62	2.94%
Municipals - Taxable	6,545	344	5.26%
Obligations of States and Political Subdivisions - Non-Taxable	51,872	2,079	4.01%
Mortgage Backed Securities	321,240	8,466	2.64%
Other	4,850	173	3.57%
Total Investment Securities	427,083	11,990	2.81%

Loans & Leases:
Real Estate	1,736,406	93,227	5.37%
Home Equity Lines and Loans	90,423	2,316	2.56%
Agricultural	275,472	15,423	5.60%
Commercial	364,676	19,335	5.30%
Consumer	16,634	1,194	7.18%
Other	1,051	24	2.28%
Leases	104,896	5,718	5.45%
Total Loans & Leases	2,589,558	137,237	5.30%
Total Earning Assets	3,249,264	$154,136	4.74%

Unrealized Gain on Securities Available-for-Sale	938
Allowance for Credit Losses	(55,165)
Cash and Due From Banks	56,855
All Other Assets	225,565
Total Assets	$3,477,457

Liabilities & Shareholders' Equity
Interest Bearing Deposits:
Interest Bearing DDA	$668,818	$2,360	0.35%
Savings and Money Market	930,390	3,340	0.36%
Time Deposits	519,848	6,940	1.34%
Total Interest Bearing Deposits	2,119,056	12,640	0.60%
Federal Home Loan Bank Advances	1	-	0.00%
Subordinated Debt	10,310	554	5.37%
Total Interest Bearing Liabilities	2,129,367	$13,194	0.62%
Interest Rate Spread			4.12%
Demand Deposits	949,695
All Other Liabilities	64,274
Total Liabilities	3,143,336
Shareholders' Equity	334,121
Total Liabilities & Shareholders' Equity	$3,477,457
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.21%
Net Interest Income and Margin on Total Earning Assets		140,942	4.34%
Tax Equivalent Adjustment		(428)
Net Interest Income		$140,514	4.32%

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Year Ended December 31, 2018
Assets	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$147,700	$2,755	1.87%
Investment Securities:
U.S. Treasuries	64,630	939	1.45%
U.S. Govt SBA	22,537	445	1.97%
Government Agency & Government-Sponsored Entities	3,057	88	2.88%
Municipals - Taxable	665	5	0.75%
Obligations of States and Political Subdivisions - Non-Taxable	53,143	2,024	3.81%
Mortgage Backed Securities	314,937	7,682	2.44%
Other	3,707	98	2.64%
Total Investment Securities	462,676	11,281	2.44%

Loans & Leases
Real Estate	1,642,005	83,131	5.06%
Home Equity Lines and Loans	37,086	2,041	5.50%
Agricultural	273,178	14,067	5.15%
Commercial	291,209	15,158	5.21%
Consumer	9,014	503	5.58%
Other	1,356	31	2.29%
Leases	95,968	4,906	5.11%
Total Loans & Leases	2,349,816	119,837	5.10%
Total Earning Assets	2,960,192	$133,873	4.52%

Unrealized Loss on Securities Available-for-Sale	(8,151)
Allowance for Credit Losses	(52,012)
Cash and Due From Banks	49,292
All Other Assets	199,526
Total Assets	$3,148,847

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$618,674	$1,683	0.27%
Savings and Money Market	844,729	1,798	0.21%
Time Deposits	476,756	3,944	0.83%
Total Interest Bearing Deposits	1,940,159	7,425	0.38%
Federal Home Loan Bank Advances	36	1	2.78%
Subordinated Debt	10,310	524	5.08%
Total Interest Bearing Liabilities	1,950,505	$7,950	0.41%
Interest Rate Spread			4.11%
Demand Deposits	845,165
All Other Liabilities	45,516
Total Liabilities	2,841,186
Shareholders' Equity	307,661
Total Liabilities & Shareholders' Equity	$3,148,847
Impact of Non-Interest Bearing Deposits and Other Liabilities			0.14%
Net Interest Income and Margin on Total Earning Assets		125,923	4.25%
Tax Equivalent Adjustment		(420)
Net Interest Income		$125,503	4.24%

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Income
(Rates on a Taxable Equivalent Basis)
(in thousands)

	2020 versus 2019 Amount of Increase (Decrease) Due to Change in:
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$3,529	$(7,230)	$(3,702)
Investment Securities:
U.S. Treasuries	(105)	(76)	(181)
U.S. Govt SBA	(78)	(135)	(213)
Government Agency & Government-Sponsored Entities	(31)	(31)	(62)
Municipals - Taxable	223	(54)	169
Obligations of States and Political Subdivisions - Non-Taxable	35	(5)	29
Mortgage Backed Securities	3,423	(696)	2,727
Other	52	(13)	40
Total Investment Securities	3,519	(1,010)	2,509

Loans:
Real Estate	7,147	(5,180)	1,967
Home Equity	943	(1,431)	(488)
Agricultural	(881)	(1,493)	(2,374)
Commercial	418	(1,811)	(1,394)
Consumer (1)	(254)	(156)	(410)
Other	8,785	29	8,813
Leases	72	(41)	32
Total Loans	16,229	(10,083)	6,146
Total Earning Assets	23,277	(18,324)	4,953

Interest Bearing Liabilities
Interest Bearing Deposits:
Transaction	547	(1,290)	(742)
Savings	1,147	(1,762)	(616)
Time Deposits	(390)	(1,779)	(2,169)
Total Interest Bearing Deposits	1,304	(4,831)	(3,527)
Other Borrowed Funds	-	-	-
Subordinated Debt	-	(176)	(176)
Total Interest Bearing Liabilities	1,304	(5,007)	(3,703)
Total Change	$21,973	$(13,317)	$8,656

(1) Includes CARES Act Small Business Administration Paycheck Protection Program loans.
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

2020 Compared to 2019
Net interest income increased 6.15% to $149.2 million during 2020. On a fully tax equivalent (TE) basis, net interest income increased 6.14% and totaled $149.6 million during 2020 compared to $141.0 million for 2019. As more fully discussed below, the increase in net interest income was due primarily to a $599.1 million increase in average earning assets offset by a 45 basis point decrease in the net interest margin.

Net interest income on a tax equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For 2020, the Company’s net interest margin was 3.89% compared to 4.34% in 2019. This decrease in net interest margin was due primarily to a decrease of 0.61% in the yield received on earning assets, offset somewhat by a 0.23% decrease in the cost of interest bearing liabilities.

Average loans & leases totaled $2.9 billion for the year ended December 31, 2020; an increase of $349.0 million compared to the year ended December 31, 2019. A significant portion of this increase was due to loans funded under the SBA PPP. Since April 2020, we have funded $347.4 million of loans for 1,540 of our small business customers. (See “Introduction - COVID-19 (Coronavirus) Disclosure” for additional information). Loans & leases decreased from 79.7% of average earning assets during 2019 to 76.4% in 2020. The year-to-date yield on the loan & lease portfolio decreased to 4.88% for the year ended December 31, 2020, compared to 5.30% for the year ended December 31, 2019. Some of this decrease was due to $347.4 million of PPP loans funded at a rate of 1.00% (plus accreted loan fees) with the remaining decrease due to an overall drop in market interest rates. This lower yield was offset by the positive impact of increased average loan & lease balances resulting in interest revenue from loans & leases to increase by 4.48% to $143.4 million. The Company continues to experience aggressive competitor pricing for loans & leases to which it may need to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

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

Average investment securities increased $156.6 million in 2020 compared to the average balance during 2019. The average yield, on a tax equivalent basis, in the investment portfolio was 2.48% in 2020 compared to 2.81% in 2019. This overall decrease in yield was caused primarily by a decrease in market interest rates. As a result, of the combined impact of mix, balance and yield changes, tax equivalent interest income on securities increased $2.5 million to $14.5 million for the year ended December 31, 2020, compared to $12.0 million for the year ended December 31, 2019. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2020. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates, is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest-bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which decreased to .10% in December 2020 compared to 1.55% in December 2019. Average interest-bearing deposits with banks for the year ended December 31, 2020, was $326.2 million, an increase of $93.6 million compared to the average balance for the year ended December 31, 2019. Interest income on interest-bearing deposits with banks for the year ended December 31, 2020, decreased $3.7 million to $1.2 million from the year ended December 31, 2019.

Average interest-bearing liabilities increased $286.1 million or 13.4% during the year ended December 31, 2020 compared to the average balance during 2019. Of that increase: (1) interest-bearing transaction deposits increased $118.5 million; (2) savings and money market deposits increased $198.2 million; and (3) time deposits decreased $30.6 million (see “Financial Condition – Deposits”); (4) FHLB advances remained unchanged (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”). A significant portion of this deposit growth was a result of funds from the SBA PPP being deposited into borrower accounts until those funds will be used for their operating expenses.

Total interest expense on deposits was $9.1 million for 2020 and $12.6 million for 2019. As a result of the overall drop in market interest rates during 2020, and the decrease in higher yielding CD’s as a percentage of total deposits, the average rate paid on interest-bearing deposits was 0.38% in 2020 as compared to 0.60% in 2019. See “Overview – Looking Forward: 2021 and Beyond” for a discussion of factors influencing the Company’s future deposit rates and their impact on net interest margin.

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

Interest-bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which decreased to 1.55% in December 2019. Average interest-bearing deposits with banks for the year ended December 31, 2019, was $232.6 million, an increase of $84.9 million compared to the average balance for the year ended December 31, 2018. Interest income on interest-bearing deposits with banks for the year ended December 31, 2019, increased $2.2 million to $4.9 million from the year ended December 31, 2018.

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

The risk ratings can be grouped into five major categories, defined as follows:

Pass and Watch – A pass loan or lease is a strong credit with no existing or known potential weaknesses deserving of management's close attention. This category also includes “Watch” loans, which is a loan with an emerging weakness in either the individual credit or industry that requires additional attention. A credit may also be classified Watch if cash flows have not yet stabilized, such as in the case of a development project. Included in this category are all loans in which the Bank entered into a CARES Act modification.

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

The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in California. As a result, current reservoir levels are adequate and the availability of water in our primary service area should not be an issue. However, these recent weather patterns further reinforce the fact that the long-term risks associated with the availability of water are significant. See “Item 1A. Risk Factors” for additional information.

As discussed above in “COVID-19 (Coronavirus) Disclosure,” COVID-19 has had and continues to have a material impact on the U.S. and California economies. We are monitoring the impact on our borrowers, and working closely with them using all of the tools at our disposal, including the SBA PPP program, the FRB Main Street Lending Program and other loan restructuring strategies, to help them move through this period of reduced business activity.  To account for growth in our loan portfolio and the economic uncertainty created by COVID-19, our provision for credit losses increased in 2020.

The provision for credit losses totaled $4.5 million in 2020 compared to $200,000 in 2019. Net charge offs during 2020 were $650,000 compared to net charge offs of $454,000 during 2019 and net charge offs of $609,000 in 2018. The allowance for credit losses as a percentage of total loans and leases declined in 2020 from 2.05% to 1.89%. This decline was due to the increase in government guaranteed SBA loans under the PPP. Excluding these loans, the allowance for credit losses as a percentage of total loans was 2.04% at December 31, 2020. See “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk.”

After reviewing all factors above, management concluded that the allowance for credit losses, as of December 31, 2020, and December 30, 2019 were adequate.

The following table summarizes the activity and the allocation of the allowance for credit losses for the years indicated. (in thousands)

	2020	2019	2018	2017	2016
Allowance for Credit Losses Beginning of Year	$55,012	$55,266	$50,342	$47,919	$41,523
Provision Charged to Expense	4,500	200	5,533	2,850	6,335
Charge-Offs:
Commercial Real Estate	-	-	-	109	-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	31	53	21
Home Equity Lines and Loans	7	-	8	3	46
Agricultural	-	-	-	374	-
Commercial	1,101	592	613	-	-
Consumer & Other	66	83	115	146	105
Total Charge-Offs	1,174	675	767	685	172
Recoveries:
Commercial Real Estate	-	-	2	109	2
Agricultural Real Estate	81	38	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	52	13	15	40	26
Home Equity Lines and Loans	78	28	6	8	103
Agricultural	-	-	61	17	-
Commercial	280	90	20	8	47
Consumer & Other	33	52	54	76	55
Total Recoveries	524	221	158	258	233
Net (Charge-Offs) Recoveries	(650)	(454)	(609)	(427)	61
Total Allowance for Credit Losses, End of Year	$58,862	$55,012	$55,266	$50,342	$47,919
Ratios:
Allowance for Credit Losses to:
Total Loans & Leases at Year End	1.89%	2.05%	2.14%	2.27%	2.19%
Average Loans & Leases	2.00%	2.12%	2.35%	2.31%	2.34%
Consolidated Net (Charge-Offs) Recoveries to:
Total Loans & Leases at Year End	(0.02%)	(0.02%)	(0.02%)	(0.02%)	0.00%
Average Loans & Leases	(0.02%)	(0.02%)	(0.03%)	(0.02%)	0.00%
The table below breaks out year-to-date activity by portfolio segment (in thousands):

December 31, 2020	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2020	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Charge-Offs	-	-	-	-	(7)	-	(1,101)	(66)	-	-	(1,174)
Recoveries	-	81	-	52	78	-	280	33	-	-	524
Provision	16,626	(6,576)	(306)	53	(722)	(3,262)	(684)	(90)	(1,431)	892	4,500
Ending Balance- December 31, 2019	$27,679	$8,633	$1,643	$960	$2,024	$4,814	$9,961	$333	$1,731	$1,084	$58,862

Overall the Allowance for Credit Losses as of December 31, 2020 increased $3.9 million from December 31, 2019. Changes to the reserve during 2020 are due to changes in the underlying credit quality of the loan portfolio. Overall: (1) reserves for “Agricultural” and “Agricultural Real Estate” loans (which are currently thought to have more limited COVID-19 loss exposure since agricultural activity has substantially continued without significant issues) have been reduced significantly; (2) reserves for Commercial Real Estate (where our COVID-19 exposure is thought to be greater since many of these borrowers have been impacted by “non-essential” designations and “shelter-in-place” orders) have been increased significantly; and (3) the “Unallocated” reserve has been increased. See “Introduction - COVID-19 (Coronavirus) Disclosure” for additional information of the Company’s COVID-19 exposure.

	Allowance Allocation at December 31,
(in thousands)	2020 Amount	Percent of Loans in Each Category to Total Loans	2019 Amount	Percent of Loans in Each Category to Total Loans	2018 Amount	Percent of Loans in Each Category to Total Loans	2017 Amount	Percent of Loans in Each Category to Total Loans	2016 Amount	Percent of Loans in Each Category to Total Loans
Commercial Real Estate	$27,679	31.2%	$11,053	31.6%	$11,609	32.4%	$10,922	31.1%	$11,110	30.4%
Agricultural Real Estate	8,633	20.7%	15,128	23.3%	14,092	22.7%	12,085	22.5%	9,450	21.2%
Real Estate Construction	1,643	6.0%	1,949	4.3%	1,249	3.8%	1,846	4.5%	3,223	7.6%
Residential 1st Mortgages	960	9.6%	855	9.5%	880	10.1%	815	11.7%	865	10.3%
Home Equity Lines and Loans	2,024	1.1%	2,675	1.5%	2,761	1.6%	2,324	1.6%	2,140	1.7%
Agricultural	4,814	8.5%	8,076	10.9%	8,242	11.3%	8,159	12.3%	7,381	14.7%
Commercial	9,961	12.0%	11,466	14.4%	11,656	13.3%	9,197	12.0%	8,515	10.5%
Consumer & Other	333	7.6%	456	0.6%	494	0.8%	209	0.3%	200	0.3%
Leases	1,731	3.3%	3,162	3.9%	4,022	4.0%	3,363	4.0%	3,586	3.3%
Unallocated	1,084	-	192	-	261	-	1,422	-	1,449	-
Total	$58,862	100.0%	$55,012	100.0%	$55,266	100.0%	$50,342	100.0%	$47,919	100.0%

As of December 31, 2020, the allowance for credit losses was $58.9 million, which represented 1.89% of the total loan & lease balance (2.04% when government guaranteed SBA loans originated under the PPP beginning in April 2020 are excluded). At December 31, 2019, the allowance for credit losses was $55.0 million or 2.05% of the total loan & lease balance. The Company believes that the current allowance provides sufficiently for our exposure at the current time.

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plan; and (6) fees from other miscellaneous business services. See “Overview – Looking Forward: 2021 and Beyond.”

2020 Compared to 2019
Non‑interest income totaled $15.7 million for 2020, a decrease of $1.5 million or 8.96% from non-interest income of $17.2 million for 2019.

Debit card and ATM fees totaled $5.5 million in 2020, an increase of 8.13% or $416,000 from $5.1 million in 2019. This was primarily due to increased numbers of cardholders and increased account activity.

Service charges on deposit accounts totaled $2.6 million in 2020, a decrease of 28.2% or $1.0 million from $3.7 million in 2019. This decrease was primarily due to the Bank complying with the Governor of California’s request that banks not charge overdraft and other fees during the early stages of the COVID-19 crisis.

Net gains on deferred compensation plan investments were $1.8 million in 2020 compared to net gains of $2.6 million in 2019. See Note 16, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Other non-interest income was $3.6 million, a decrease of $173,000 or 4.6% from 2019.

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

Non-Interest Expense
Non-interest expense for the Company includes expenses for: (1) salaries and employee benefits; (2) net gains and losses on non-qualified deferred compensation plan; (3) occupancy; (4) equipment; (5) supplies; (6) legal fees; (7) professional services; (8) data processing; (9) marketing; (10) deposit insurance; and (11) ORE carrying costs and gains/losses on sale; and (12) other miscellaneous expenses.

2020 Compared to 2019
Overall, non-interest expense totaled $82.4 million for 2020, an increase of $164,000 or .20% from the year ended December 31, 2019.

Salaries and employee benefits increased $1.7 million or 3.1% in 2020, primarily related to: (1) general salary increases; and (2) increased contributions to retirement and profit sharing plans.

Net gains on deferred compensation plan investments were $2.6 million in 2019 compared to net gains of $1.8 million in 2020. See Note 16, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Occupancy expense in 2020 totaled $4.6 million, an increase of $345,000 or 8.0% from 2019. This increase was primarily related to operating expenses associated with remodeling existing branch offices.

Marketing expenses decreased $332,000 from 2019 and totaled $922,000.

Legal expenses decreased $2.2 million from 2019 and totaled $128,000.

Other non-interest expense increased $1.5 million or 14.2%, to $12.5 million in 2020 compared to $10.9 million in 2019.

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

Income Taxes
The provision for income taxes decreased $60,000 for the year ended December 31, 2020. The Company’s effective tax rate for 2020 was 24.65% compared to 25.6% for the year ended December 2019. The Company’s effective tax rate fluctuates from year to year due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to benefits regarding the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

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

The Company’s investment portfolio at December 31, 2020 was $876.7 million compared to $567.6 million at December 31, 2019, an increase of $309.1 million or 54.5%. The Company uses its investment portfolio to help balance its overall interest rate risk. Accordingly, when market rates are increasing it invests most of its funds in shorter term Treasury and Agency securities or shorter term (10, 15 and 20 year) mortgage backed securities. Conversely, when rates are falling, 30 year mortgage backed securities or longer term Treasury and Agency securities may be increased.

The Company's total investment portfolio currently represents 19.3% of the Company’s total assets as compared to 15.3% at December 31, 2019.

As of December 31, 2020, the Company held $68.9 million of municipal investments, all classified as held-to-maturity (“HTM”). Of this balance $24.4 million were bank-qualified municipal bonds, and $44.5 million were private placement municipal bonds, warrants, and CRA qualified investments in our service area. In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of December 31, 2020, all of the Company’s bank-qualified municipal bond portfolio was rated at either the issue or issuer level, and all of these ratings were “investment grade.” The Company monitors the status of all municipal investments, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted primarily of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $317.5 million at December 31, 2020 and $223.2 million at December 31, 2019.

The Company classifies its investments as held-to-maturity (“HTM”), trading, or available-for-sale (“AFS”). Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of December 31, 2020 and December 31, 2019, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

Investment Portfolio

The following table summarizes the balances and distributions of the investment securities held on the dates indicated.

	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
December 31: (in thousands)	2020		2019		2018
U.S. Treasury Notes	$15,288	$-	$54,995	$-	$164,514	$-
U.S. Government SBA	8,160	-	10,798	-	15,447	-
Government Agency & Government Sponsored Entities	-	-	-	-	3,039	-
Obligations of States and Political Subdivisions	-	68,933	-	60,229	-	53,566
Mortgage Backed Securities	737,873	-	441,078	-	307,045	-
Corporate Securities	45,919	-	-	-	-	-
Other	492	-	515	-	5,351	-
Total Book Value	$807,732	$68,933	$507,386	$60,229	$495,396	$53,566
Fair Value	$807,732	$70,049	$507,386	$61,097	$495,396	$53,738

Analysis of Investment Securities Available-for-Sale

The following table is a summary of the relative maturities and yields of the Company's investment securities Available-for-Sale as of December 31, 2020.

December 31, 2020 (in thousands)	Fair Value	Average Yield
U.S. Treasury
One year or less	$5,020	2.19%
After one year through five years	10,268	2.36%
Total U.S. Treasury Securities	15,288	2.30%
U.S. Government Agency SBA
After one year through five years	333	2.12%
After five years through ten years	488	1.34%
After ten years	7,339	1.28%
Total U.S. Government Agency SBA Securities	8,160	1.31%
Corporate Securities
After one year through five years	15,495	1.51%
After five years through ten years	30,424	2.12%
Total Corporate Securities	45,919	1.92%
Other
One year or less	492	2.24%
Total Other Securities	492	2.24%
Mortgage Backed Securities	737,873	1.91%
Total Investment Securities Available-for-Sale	$807,732	1.91%

Note:  The average yield for floating rate securities is calculated using the current stated yield.

Analysis of Investment Securities Held-to-Maturity

The following table is a summary of the relative maturities and yields of the Company's investment securities Held-to-Maturity as of December 31, 2020. Non-taxable Obligations of States and Political Subdivisions have been calculated on a fully taxable equivalent basis.

December 31, 2020 (in thousands)	Book Value	Average Yield
Obligations of States and Political Subdivisions
One year or less	$8,309	3.99%
After one year through five years	5,137	3.55%
After five years through ten years	23,493	3.49%
After ten years	31,994	4.74%
Total Obligations of States and Political Subdivisions	68,933	4.13%
Total Investment Securities Held-to-Maturity	$68,933	4.13%

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

Overall, the Company's loan & lease portfolio at December 31, 2020 totaled $3.1 billion, an increase of $426.6 million or 16.0% over December 31, 2019. This increase occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; and (2) expansion of our service area into the East Bay of San Francisco and Napa; and (3) the origination of $347.4 million of PPP loans, of which $224.3 million remain outstanding at December 31, 2020 (See “Introduction - COVID-19 (Coronavirus) Disclosure” for additional information of the Company’s COVID-19 exposure). No assurances can be made that this growth in the loan & lease portfolio will continue, and it is anticipated that the remainder of the PPP loans will be forgiven by the SBA in early 2021. However, the Company does anticipate that it will participate in the 2021 PPP which may add some additional loans.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of December 31 of the years indicated.

	2020		2019		2018		2017		2016
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate	$971,326	31.2%	$846,486	31.6%	$834,476	32.4%	$691,639	31.1%	$674,445	30.9%
Agricultural Real Estate	643,014	20.7%	625,767	23.3%	584,625	22.7%	499,231	22.5%	467,685	21.4%
Real Estate Construction	185,741	6.0%	115,644	4.3%	98,568	3.8%	100,206	4.5%	176,462	8.1%
Residential 1st Mortgages	299,379	9.6%	255,253	9.5%	259,736	10.1%	260,751	11.7%	242,247	11.1%
Home Equity Lines and Loans	34,239	1.1%	39,270	1.5%	40,789	1.6%	34,525	1.6%	31,625	1.4%
Agricultural	264,372	8.5%	292,904	10.9%	290,463	11.3%	273,582	12.3%	295,325	13.5%
Commercial	374,816	12.0%	384,795	14.4%	343,834	13.3%	265,703	12.0%	217,577	10.0%
Consumer & Other (1)	235,529	7.6%	15,422	0.6%	19,412	0.8%	6,656	0.3%	6,913	0.3%
Leases	103,117	3.3%	104,470	3.9%	106,217	4.0%	88,957	4.0%	70,986	3.3%
Total Gross Loans & Leases	3,111,533	100.0%	2,680,011	100.0%	2,578,120	100.0%	2,221,250	100.0%	2,183,265	100.0%
Less: Unearned Income	11,941		6,984		6,879		5,955		5,664
Subtotal	3,099,592		2,673,027		2,571,241		2,215,295		2,177,601
Less: Allowance for Credit Losses	58,862		55,012		55,266		50,342		47,919
Net Loans & Leases	$3,040,730		$2,618,015		$2,515,975		$2,164,953		$2,129,682

(1)	Includes PPP loans. There were no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company on December 31, 2020.

(in thousands)	One Year or Less	Over One Year to Five Years	Over Five Years	Total
Commercial Real Estate	$42,313	$275,256	$641,411	$958,980
Agricultural Real Estate	22,811	150,752	469,451	643,014
Real Estate Construction	94,364	87,484	3,893	185,741
Residential 1st Mortgages	1,180	4,229	293,970	299,379
Home Equity Lines and Loans	13	353	33,873	34,239
Agricultural	155,485	97,736	11,151	264,372
Commercial	120,994	199,704	54,118	374,816
Consumer & Other	699	230,443	4,387	235,529
Leases	8,517	50,720	44,285	103,522
Total	$446,376	$1,096,677	$1,556,539	$3,099,592
Rate Sensitivity:
Fixed Rate	$66,042	$593,253	$1,027,705	$1,687,000
Variable Rate	380,334	503,424	528,834	1,412,592
Total	$446,376	$1,096,677	$1,556,539	$3,099,592
Percent	14.40%	35.38%	50.22%	100.00%

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan & lease review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified” and these loans & leases receive increased management attention. As of December 31, 2020, classified loans & leases totaled $18.6 million compared to $16.2 million at December 31, 2019.

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

Non-Accrual Loans & Leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. At December 31, 2020, non-accrual loans & leases totaled $495,000. There were no non-accrual loans & leases at December 2019.

Restructured Loans & Leases - A restructuring of a loan or lease constitutes a TDR under ASC 310-40, if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider, except when subject to the CARES Act and H.R. 133. Restructured loans or leases typically present an elevated level of credit risk, as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR loans or leases, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

At December 31, 2020, restructured loans totaled $7.9 million all of which were performing and at December 31, 2019, restructured loans totaled $12.1 million all of which were performing.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate ("ORE") or, if the collateral is personal property, the loan is classified as other assets on the Company's financial statements.

Not included in the table below, but relevant to a discussion of asset quality are loans that were granted some form of relief because of COVID-19 and are not considered TDRs because of the CARES Act and H.R. 133. Since April 2020 we have restructured $277.6 million of loans under the CARES Act and H.R. 133 guidelines (see “Part I, Introduction - COVID-19 (Coronavirus) Disclosure”).

The following table sets forth the amount of the Company's non-performing loans & leases (defined as non-accrual loans & leases plus accruing loans & leases past due 90 days or more) and ORE as of December 31 of the years indicated.

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Non-Accrual Loans & Leases
Commercial Real Estate	$-	$-	$-	$-	$-
Agricultural Real Estate	495	-	-	-	1,304
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	95
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	-	-	-	-	243
Commercial	-	-	-	-	1,426
Consumer & Other	-	-	-	-	6
Total Non-Accrual Loans & Leases	495	-	-	-	3,074
Accruing Loans & Leases Past Due 90 Days or More
Commercial Real Estate	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-
Real Estate Construction	-	-	-	-	-
Residential 1st Mortgages	-	-	-	-	-
Home Equity Lines and Loans	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer & Other	-	-	-	-	-
Total Accruing Loans & Leases Past Due 90 Days or More	-	-	-	-	-
Total Non-Performing Loans & Leases	$495	$-	$-	$-	$3,074
Other Real Estate Owned	$873	$873	$873	$873	$3,745
Total Non-Performing Assets	$1,368	$873	$873	$873	$6,819
Restructured Loans & Leases (Performing)	$7,868	$12,105	$13,577	$6,301	$4,462
Non-Performing Loans & Leases as a Percent of Total Loans & Leases	0.02%	0.00%	0.00%	0.00%	0.14%

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

The Company reported $873,000 of ORE at December 31, 2020, and at December 31, 2019. ORE at December 31, 2020 consisted of commercial land.

Except for: (i) those classified and non-performing loans & leases discussed above; and (ii) those loans modified under the COVID-19 guidelines of the CARES Act and H.R. 133, the Company’s management is not aware of any loans & leases as of December 31, 2020, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•
The State of California experienced drought conditions from 2013 through most of 2016. Since 2016, reasonable levels of rain and snow have alleviated drought conditions in California. As a result, current reservoir levels are adequate and the availability of water in our primary service area should not be an issue. However, the weather patterns over the past 5 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

•
The agricultural industry is facing challenges associated with: (1) downward pressures on commodity prices (somewhat offset by higher yields); and (2) tight labor markets and higher wages due to legislative changes at the state and federal levels.

•
In an attempt to slow the accelerating spread of COVID-19, on March 16, 2020 the first cities and counties in Northern California were placed under “shelter-in-place” orders. By March 19th, the Governor had placed the entire state under these orders. Since that time most California counties have been in various levels of lockdown, including those in which the Company operates.  The Governor has developed guidance as to when a given county can re-open certain business and other activities, but all counties in which the Company operates remain under some level of restriction. Businesses have been designated as “essential” or “non-essential.” Non-essential businesses have either been closed or had the scope of their activities significantly reduced. Unemployment has increased.  The economic impact of this situation has already been severe, and continuing restrictions will only exacerbate the situation. The duration of these restrictions is not known at this time nor is the pace of recovery once they are lifted, therefore, the Company cannot determine the ultimate impact on classified and non-performing loans and leases (see “Part I, Introduction - COVID-19 (Coronavirus) Disclosure”).

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base and subsequently deposits is a significant element in the performance of the Company.

The following table sets forth, by time remaining to maturity, the Company’s time deposits in amounts of $250,000 or more at December 31, 2020.

(in thousands)
Time Deposits of $250,000 or More
Three Months or Less	$63,183
Over Three Months Through Six Months	50,761
Over Six Months Through Twelve Months	51,854
Over Twelve Months	20,146
Total Time Deposits of $250,000 or More	$185,944

Refer to the Year-To-Date Average Balances and Rate Schedules located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

At December 31, 2020, deposits totaled $4.06 billion. This represents an increase of 23.9% or $782.2 million from December 31, 2019. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; and (2) the Company’s expansion of its service area into Walnut Creek, Concord and Napa; and (3) borrowers under the PPP depositing loan proceeds into their deposit accounts until those funds are used for operating expenses.

Although total deposits have increased 23.9% since December 31, 2019, importantly, low cost transaction accounts have grown at a strong pace as well as:

•	Demand and interest-bearing transaction accounts increased $612.8 million or 34.7% since December 31, 2019.
•	Savings and money market accounts have increased $265.5 million or 26.7% since December 31, 2019.
•	Time deposit accounts have decreased $96.1 million or 18.6% since December 31, 2019.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at December 31, 2020 or 2019. There were no Federal Funds purchased or advances from the FRB at December 31, 2020 or 2019.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10.0 million through the sale of subordinated debentures to an off-balance sheet trust and its sale of trust-preferred securities. See Note 13, located in “Item 8. Financial Statements and Supplementary Data.” Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital. These securities accrue interest at a variable rate based upon 3-month London InterBank Offered Rate (“LIBOR”) plus 2.85%. Interest rates reset quarterly (the next reset is March 17, 2021) and the rate was 3.08% as of December 31, 2020. The average rate paid for these securities was 3.66% in 2020 and 5.37% in 2019. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $423.7 million at December 31, 2020, and $369.3 million at the end of 2019.

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

There were no stock repurchases in 2020 or 2019 under the Common Stock Repurchase Plan.  The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

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

On November 23, 2020, the Board of Directors of Farmers & Merchants Bancorp approved, and all applicable regulators provided statements of non-objection regarding, the Company’s repurchase and retirement of up to $8.5 million of its outstanding common stock during the fourth quarter of 2020 and the first half of 2021. These repurchases will be done outside of the Company’s current repurchase plan.  All repurchases have been and will continue to be made at the then prevailing market prices.  In the fourth quarter of 2020 the Company repurchased $2.8 million of shares from shareholders.

During the first quarter of 2020, the Company issued a combined total 523 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. All of the shares were issued at a price of $770.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital. See Note 14, located in “Item 8. Financial Statements and Supplementary Data.”

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

Fair Value Measurements - The Company discloses the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization. For additional information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” and Notes 17 and 18 located in “Item 8. Financial Statements and Supplementary Data.”

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

(in thousands)	December 31, 2020	December 31, 2019
Commitments to Extend Credit	$1,040,844	$919,982
Letters of Credit	18,846	20,346
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	2,786	1,513

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $315,000 at December 31, 20120 and 2019. We do not anticipate any material losses as a result of these transactions.

Aggregate Contractual Obligations and Commitments
The following table presents, as of December 31, 2020, our significant and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments. For further information on the nature of each obligation type, see applicable note disclosures located in “Item 8. Financial Statements and Supplementary Data.”

(in thousands)	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Long-Term Subordinated Debentures	10,310	-	-	-	10,310
Deferred Compensation (1)	68,077	1,315	2,118	1,058	63,586
Total	$78,387	$1,315	$2,118	$1,058	$73,896

(1) These amounts represent obligations to participants under the Company's various non-qualified deferred compensation plans. All amounts have been fully funded in to a Rabbi Trust as of December 31, 2020. See Note 16 located in “Item 8. Financial Statements and Supplementary Data.”

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at December 31, 2020 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At December 31, 2020, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a slight decrease in net interest income of .03% if rates increase by 200 basis points and a decrease in net interest income of 0.2% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows”) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $118 million and repurchase lines of $112 million with major banks. As of December 31, 2020, the Company has additional borrowing capacity of $630.5 million with the Federal Home Loan Bank and $438 million with the Federal Reserve Bank. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At December 31, 2020, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities available-for-sale of approximately $583.4 million, which represents 13% of total assets.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Farmers & Merchants Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated allowance for credit losses balance was $58.8 million at December 31, 2020. The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company’s loan & lease portfolio as of the balance sheet date. The overall allowance consists of three primary components: specific reserves related to impaired loans & leases; general reserves for inherent losses related to loans & leases that are not impaired; and an unallocated component that takes into account the imprecision in estimating and allocating allowance balances associated with macro factors. The determination of the general reserve for loans & leases that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors that include economic trends in the Company's service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan & lease portfolio, and probable losses inherent in the portfolio taken as a whole.

We identified management’s risk ratings of loans and the estimation of qualitative factors, both of which are used in the allowance for credit losses calculation, as a critical audit matter. The Company assigns a risk rating to all loans & leases and periodically performs detailed reviews of all such loans & leases over a certain threshold to identify credit risks and assess overall collectability. For smaller balance loans & leases, such as consumer and residential real estate, a credit grade is established at inception, and then updated only when the loan or lease becomes contractually delinquent or when the borrower requests a modification. For larger balance loans, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans & leases. The qualitative factors are used to estimate losses related to factors that are not captured in the historical loss rates such as economic trends in the Company's service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, and the character of the loan & lease portfolio, and are based on management’s evaluation of available internal and external data and involves significant management judgement. Auditing management’s judgments regarding the determination of risk ratings and qualitative factors applied to the allowance for credit losses involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses, including controls over the accuracy of risk ratings of loans and the determination of the qualitative factors used.

•
Testing a risk-based targeted selection of loans to gain substantive evidence that the Company is appropriately rating these loans in accordance with its policies, and that the risk ratings for the loans are reasonable.

•	Performing a loan grade analysis by loan type to determine whether any large fluctuations occurred that could not be reasonably explained.
•
Obtaining management’s analysis and supporting documentation related to the qualitative factors, and testing whether the qualitative factors used in the calculation of the allowance for credit losses are supported by the analysis provided by management and are used in a manner consistent with management’s established policies and procedures.

•
Performing an independent sensitivity analysis to evaluate the reasonableness of the qualitative factors used by management to account for inherent losses that are not captured in the calculation of the allowance for credit losses based on historical loss rates alone.

/s/ Moss Adams LLP

San Francisco, California
March 15, 2021

We have served as the Company’s auditor since 2013.

Farmers & Merchants Bancorp
Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31,
Assets	2020	2019
Cash and Cash Equivalents:
Cash and Due from Banks	$66,327	$71,564
Interest Bearing Deposits with Banks	317,510	223,194
Total Cash and Cash Equivalents	383,837	294,758

Investment Securities:
Available-for-Sale, amortized cost $789,175, and $502,693, respectively	807,732	507,386
Held-to-Maturity, fair value $70,049 and $61,097, respectively	68,933	60,229
Total Investment Securities	876,665	567,615

Loans & Leases:	3,099,592	2,673,027
Less: Allowance for Credit Losses	58,862	55,012
Loans& Leases, Net	3,040,730	2,618,015

Premises and Equipment, Net	50,147	45,271
Bank Owned Life Insurance, Net	69,235	67,148
Interest Receivable and Other Assets	129,839	129,023
Total Assets	$4,550,453	$3,721,830

Liabilities
Deposits:
Demand	$1,475,425	$1,067,187
Interest-Bearing Transaction	902,487	697,952
Savings and Money Market	1,260,487	994,958
Time	421,868	517,922
Total Deposits	4,060,267	3,278,019

Subordinated Debentures	10,310	10,310
Interest Payable and Other Liabilities	56,211	64,205
Total Liabilities	4,126,788	3,352,534

Commitments & Contingencies (See Note 19)
Shareholders’ Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 789,646 and 793,033
Shares Issued and Outstanding at December 31, 2020 and 2019, respectively.	8	8
Additional Paid-In Capital	77,516	79,947
Retained Earnings	333,070	286,036
Accumulated Other Comprehensive Income, Net of Taxes	13,071	3,305
Total Shareholders’ Equity	423,665	369,296
Total Liabilities and Shareholders’ Equity	$4,550,453	$3,721,830
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Income
(in thousands except per share data)

	Year Ended December 31,
	2020	2019	2018
Interest Income
Interest and Fees on Loans & Leases	$143,383	$137,237	$119,837
Interest on Deposits with Banks	1,207	4,909	2,755
Interest on Investment Securities:
Taxable	12,391	9,911	9,257
Exempt from Federal Tax	1,671	1,651	1,604
Total Interest Income	158,652	153,708	133,453

Interest Expense
Deposits	9,113	12,640	7,425
Borrowed Funds	-	-	1
Subordinated Debentures	378	554	524
Total Interest Expense	9,491	13,194	7,950

Net Interest Income	149,161	140,514	125,503
Provision for Credit Losses	4,500	200	5,533
Net Interest Income After Provision for Credit Losses	144,661	140,314	119,970

Non-Interest Income
Service Charges on Deposit Accounts	2,637	3,673	3,479
Net Gain (Loss) on Sales Investment Securities	40	1	(1,260)
Increase in Cash Surrender Value of Bank Owned Life Insurance	2,088	2,031	1,900
Debit Card and ATM Fees	5,536	5,120	4,365
Net Gain on Deferred Compensation Investments	1,777	2,625	1,088
Other	3,618	3,791	5,647
Total Non-Interest Income	15,696	17,241	15,219

Non-Interest Expense
Salaries and Employee Benefits	56,950	55,250	50,054
Net Gain on Deferred Compensation Plan Investments	1,777	2,625	1,088
Occupancy	4,640	4,295	3,905
Equipment	4,994	4,921	4,303
Marketing	922	1,254	1,232
Legal	128	2,347	968
FDIC Insurance	517	624	912
Acquisition Expenses	-	-	2,933
Other	12,478	10,926	10,064
Total Non-Interest Expense	82,406	82,242	75,459

Income Before Provision for Income Taxes	77,951	75,313	59,730
Provision for Income Taxes	19,217	19,277	14,203
Net Income	$58,734	$56,036	$45,527
Basic and Diluted Earnings Per Common Share	$74.03	$71.18	$56.82
The accompanying notes are an integral part of these consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net Income	$58,734	$56,036	$45,527

Other Comprehensive Loss
Net Unrealized Gain (Loss) on Available-for-Sale Securities	13,905	8,936	(4,343)
Deferred Tax (Benefit) Expense Related to Unrealized (Gain) Losses	(4,099)	(2,642)	1,284
Reclassification Adjustment for Realized (Gain) Loss on Sales of Available-for-Sale Securities Included in Net Income	(40)	(1)	1,260
Deferred Tax Related to Reclassification Adjustment	-	-	(372)
Total Other Comprehensive Income (Loss)	9,766	6,293	(2,171)
Comprehensive Income	$68,500	$62,329	$43,356
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands except share and per share data)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance, January 1, 2018	812,304	$8	$93,624	$206,845	$(817)	$299,660
Net Income				45,527		45,527
Cash Dividends Declared on Common Stock ($13.90 per share)				(11,151)		(11,151)
Repurchase of Common Stock	(44,503)		(31,152)			(31,152)
Issuance of Common Stock	15,920		10,502			10,502
Change in Net Unrealized Loss on Securities Available-for-Sale					(2,171)	(2,171)
Balance, December 31, 2018	783,721	$8	$72,974	$241,221	$(2,988)	$311,215
Net Income				56,036		56,036
Cash Dividends Declared on Common Stock ($14.20 per share)				(11,221)		(11,221)
Issuance of Common Stock	9,312		6,973			6,973
Change in Net Unrealized Gain on Securities Available-for-Sale					6,293	6,293
Balance, December 31, 2019	793,033	$8	$79,947	$286,036	$3,305	$369,296
Net Income				58,734		58,734
Cash Dividends Declared on Common Stock ($14.75 per share)				(11,700)		(11,700)
Repurchase of Common Stock	(3,910)		(2,834)			(2,834)
Issuance of Common Stock	523		403			403
Change in Net Unrealized Gain on Securities Available-for-Sale					9,766	9,766
Balance, December 31, 2020	789,646	$8	$77,516	$333,070	$13,071	$423,665
The accompanying notes are an integral part of these consolidated financial statements

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net Income	$58,734	$56,036	$45,527
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	4,500	200	5,533
Depreciation and Amortization	2,769	2,756	2,421
(Benefit) Provision for Deferred Income Taxes	(1,962)	(3,254)	5,462
Net Amortization of Investment Security Premiums & Discounts	1,159	510	861
Amortization of Core Deposit Intangible	626	639	228
Accretion of Discount on Acquired Loans	(166)	(47)	(153)
Net (Gain) Loss on Sale of Investment Securities	(40)	(1)	1,260
Net Loss (Gain) on Sale of Property & Equipment	(32)	87	(273)
Earnings from Equity Investment	-	-	(66)
Dividends from Equity Investment	-	-	63
Gain on Remeasurement of Previously Held Equity Investment	-	-	(997)
Net Change in Operating Assets & Liabilities:
Net (Increase) Decrease in Interest Receivable and Other Assets	(3,333)	18,949	(2,098)
Net (Decrease) Increase in Interest Payable and Other Liabilities	(4,136)	4,983	6
Net Cash Provided by Operating Activities	58,119	80,858	57,774
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(670,550)	(652,280)	(465,414)
Proceeds from Sold, Matured, or Called Securities Available-for-Sale	383,257	644,244	550,727
Purchase of Investment Securities Held-to-Maturity	(22,020)	(16,376)	(9,813)
Proceeds from Matured, or Called Securities Held-to-Maturity	13,299	10,871	10,647
Net Loans & Leases Paid, Originated or Acquired	(427,573)	(102,413)	(276,066)
Principal Collected on Loans & Leases Previously Charged Off	524	220	158
Cash Paid for Acquisition, Net	-	-	(5,987)
Additions to Premises and Equipment, Net	(7,709)	(15,537)	(4,577)
Purchase of Other Investments	(6,063)	(4,400)	(5,750)
Proceeds from Sale of Property & Equipment	81	41	986
Net Cash Used in Investing Activities	(736,754)	(135,630)	(205,089)
Financing Activities:
Net Increase in Deposits	782,248	215,187	148,033
Stock Repurchases	(2,834)	-	(31,152)
Cash Dividends	(11,700)	(11,221)	(11,151)
Net Cash Provided by Financing Activities	767,714	203,966	105,730
Net Change in Cash and Cash Equivalents	89,079	149,194	(41,585)
Cash and Cash Equivalents at Beginning of Year	294,758	145,564	187,149
Cash and Cash Equivalents at End of Year	$383,837	$294,758	$145,564
Supplementary Data
Cash Payments Made for Income Taxes	$9,581	$7,342	$7,971
Issuance of Common Stock to the Bank’s Non-Qualified Retirement Plans	$403	$6,973	$10,502
Interest Paid	$10,903	$11,755	$7,731
Supplementary Noncash Disclosure
Lease Liabilities Arising from Obtaining Right-of-Use Assets	$-	$5,645	$-

Acquisitions:
Fair Value of Assets Acquired	$-	$-	$234,456
Fair Value of Liabilities Acquired	$-	$-	$192,809
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

Basis of Presentation
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

The preparation of consolidated financial statements in conformity with U.S. GAAP and under the rules and regulations of U.S. Securities and Exchange Commission, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Certain amounts in the prior years' financial statements and related footnote disclosures have been reclassified to conform to the current-year presentation. These reclassifications had no effect on previously reported net income or total shareholders’ equity.

Accounting Guidance Pending Adoption at December 31, 2020
The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. During 2019, the Company completed an assessment of its CECL data and system needs, and engaged a third-party vendor to assist in developing a CECL model. The Company, in conjunction with this vendor, researched and analyzed modeling standards, loan segmentation, as well as potential external inputs to supplement our historical loss history. Model validation began in the third quarter, enabling the Company to complete parallel runs using data beginning with the second quarter of 2019.

The new guidance had been effective on January 1, 2020. However, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and H.R. 133, resulted in federal banking regulators issuing an interim final rule allowing banks the option of delaying the implementation of CECL until January 1, 2022. In addition, the national banking regulators have issued a joint statement allowing financial institutions to mitigate the effects of CECL in their regulatory capital calculations for up to two years. The Company has elected to delay CECL adoption, but continues to run its CECL model quarterly to accumulate data for the ultimate implementation. Management is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

Investment Securities
Investment securities are classified at the time of purchase as held-to-maturity (“HTM”) if it is management’s intent and the Company has the ability to hold the securities until maturity. These securities are carried at cost, adjusted for amortization of premium over the term through the earliest call date and accretion of discount using a level yield of interest over the estimated remaining period until maturity. Losses, reflecting a decline in value judged by the Company to be other than temporary, are recognized in the period in which they occur.

Securities are classified as available-for-sale (“AFS”) if it is management’s intent, at the time of purchase, to hold the securities for an unstated period of time and may be used as part of the Company’s asset/liability management strategy. These securities are reported at fair value with aggregate unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes. Fair values are based on quoted market prices or broker/dealer price quotations on a specific identification basis. Gains or losses on the sale of these securities are computed using the specific identification method.

Trading securities, if any, are acquired for short-term appreciation and are recorded in a trading portfolio and are carried at fair value, with unrealized gains and losses recorded in earnings.

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

Equity securities, are carried at fair value, with unrealized and realized gains recognized through earnings.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law, and was amended and extended by the Consolidated Appropriations Act of 2021 (“H.R. 133”) on December 21, 2020. The CARES Act and H.R. 133 provide financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to modifications for a limited period of time to account for the effects of COVID-19. In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act, H.R. 133 and the impact of COVID-19 on the Company.

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

Pass and Watch – A pass loan or lease is a strong credit with no existing or known potential weaknesses deserving of management's close attention. This category also includes “Watch” loans, which is a loan with an emerging weakness in either the individual credit or industry that requires additional attention. A credit may also be classified Watch if cash flows have not yet stabilized, such as in the case of a development project. Included in this category are all loans in which the Bank entered into a CARES Act modification.

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

Right of Use Lease Asset & Lease Liability
The Company leases retail space and office space under operating leases. Most leases require the Company to pay real estate taxes, maintenance, insurance and other similar costs in addition to the base rent. Certain leases also contain lease incentives, such as tenant improvement allowances and rent abatement. Variable lease payments are recognized as lease expense as they are incurred. We record an operating lease right of use (ROU) asset and an operating lease liability (lease liability) for operating leases with a lease term greater than 12 months. The ROU asset and lease liability are recorded in other assets and other liabilities, respectively, in the consolidated statement of financial condition. 12 ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Accordingly, ROU assets are reduced by tenant improvement allowances from landlords plus any prepaid rent. We do not separate lease and non-lease components of contracts. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Many of our leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule, which are factored into our determination of lease payments when appropriate. A majority of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The ROU asset and lease liability terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law, and was amended and extended by H.R. 133 on December 21, 2020. The CARES Act and H.R. 133 restrict the ability of financial institutions to exercise their foreclosure rights on residential and multi-family properties backed by federally guaranteed mortgage loans. The State of California has gone further and temporarily suspended all residential and commercial foreclosures through June 30, 2021. The Company is working with its borrowers when they make requests to defer payments on their mortgage loans. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act and the impact of COVID-19 on the Company.

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

At December 31, 2020 and 2019, the Company has no material uncertain tax positions and recognized no interest or penalties.  The Company's policy is to recognize interest and penalties related to income taxes in the provision for income taxes in the Consolidated Statement of Income.

Basic and Diluted Earnings Per Common Share
The Company’s common stock is not traded on any exchange. However, trades are reported on the OTCQX under the symbol "FMCB". The shares are primarily held by local residents and are not actively traded. Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore, there is no difference between presentation of diluted and basic earnings per common share. See Note 15 – “Dividends and Basic and Diluted Earnings Per Common Share” for additional information.

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

Goodwill and Other Intangible Assets: Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill that arises from a business combination is periodically evaluated for impairment at the reporting unit level, at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible ("CDI") represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and evaluated periodically for impairment. The CDI asset is amortized on a straight-line method over its estimated useful life of ten years. At December 31, 2020, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Core Deposit Intangible Amortization	$611	$593	$573	$549	$522	$1,165	$4,013

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law, and was amended and extended by the Consolidated Appropriations Act of 2021 (“H.R. 133”) on December 21, 2020. Through this legislation, as well as related federal and state regulatory actions, the federal government has taken extraordinary efforts to provide financial assistance to individuals and companies to help them move through these difficult times. However, there are no guarantees how long the COVID-19 virus may continue to impact our economy, and therefore, the Company.

While we expect the effects of COVID-19 could have an adverse future impact on our business, financial condition and results of operations, we are unable to predict the full extent or nature of these impacts at the current time.

3. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:
(in thousands)

	Amortized	Gross Unrealized		Fair/Book
December 31, 2020	Cost	Gains	Losses	Value
US Treasury Notes	$14,859	$429	$-	$15,288
US Government Agency SBA	8,252	1	93	8,160
Mortgage Backed Securities (1)	720,562	17,359	48	737,873
Corporate Securities	45,010	927	18	45,919
Other	492	-	-	492
Total	$789,175	$18,716	$159	$807,732

	Amortized	Gross Unrealized		Fair/Book
December 31, 2019	Cost	Gains	Losses	Value
US Treasury Notes	$54,745	$250	$-	$54,995
US Government Agency SBA	10,902	9	113	10,798
Mortgage Backed Securities (1)	436,531	4,646	99	441,078
Other	515	-	-	515
Total	$502,693	$4,905	$212	$507,386

(1) All Mortgage Backed Securities were issued by an agency or government sponsored entity of the U.S. government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows: (in thousands)

	Amortized	Gross Unrealized		Fair
December 31, 2020	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$68,933	$1,116	$-	$70,049
Total	$68,933	$1,116	$-	$70,049

	Amortized	Gross Unrealized		Fair
December 31, 2019	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$60,229	$880	$12	$61,097
Total	$60,229	$880	$12	$61,097

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at December 31, 2020 by contractual maturity are shown in the following tables. (in thousands)

	Available-for-Sale		Held-to-Maturity
December 31, 2020	Amortized Cost	Fair/Book Value	Amortized Cost	Fair Value
Within One Year	$5,479	$5,512	$8,309	$8,309
After One Year Through Five Years	25,427	26,096	5,137	5,179
After Five Years Through Ten Years	30,281	30,912	23,493	24,451
After Ten Years	7,426	7,339	31,994	32,110
	68,613	69,859	68,933	70,049

Investment Securities Not Due at a Single Maturity Date:
Mortgage Backed Securities	720,562	737,873	-	-
Total	$789,175	$807,732	$68,933	$70,049

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

	Less Than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Government Agency SBA	$1,741	$3	$6,126	$90	$7,867	$93
Mortgage Backed Securities	20,142	45	177	3	20,319	48
Corporate Securities	4,041	18	-	-	4,041	18
Total	$25,924	$66	$6,303	$93	$32,227	$159

There were no HTM investments with gross unrealized losses at December 31, 2020.

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Government Agency SBA	$2,693	$6	$5,198	$107	$7,891	$113
Mortgage Backed Securities	131,005	88	713	11	131,718	99
Total	$133,698	$94	$5,911	$118	$139,609	$212

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$355	$12	$-	$-	$355	$12
Total	$355	$12	$-	$-	$355	$12

As of December 31, 2020, the Company held 649 investment securities of which 13 were in an unrealized loss position for less than twelve months and 83 securities were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Securities of Government Agency and Government Sponsored Entities – At December 31, 2020 and December 31, 2019, no securities of government agency and government sponsored entities were in a loss position.

U.S. Treasury Notes – At December 31, 2020 and December 31, 2019, no U.S. Treasury Note security investments were in a loss position.

U.S. Government SBA – At December 31, 2020, 8 U.S. Government SBA security investments were in a loss position for less than 12 months and 65 were in a loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Government SBA were $93,000 at December 31, 2020 and $113,000 at December 31, 2019. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2020 and December 31, 2019.

Mortgage Backed Securities - At December 31, 2020, 3 mortgage backed security investments were in a loss position for less than 12 months and 18 were in a loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage-backed securities were $48,000 at December 31, 2020 and $99,000 at December 31, 2019. The unrealized losses were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2020 or 2019.

Corporate Securities - At December 30, 2020, 2 corporate securities were in an unrealized loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company’s investment in corporate securities were $18,000. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity. The Company monitors the status of each of our corporate securities and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 30, 2020.

Obligations of States and Political Subdivisions - At December 31, 2020, no obligations of states and political subdivisions were in a loss position for less than 12 months. None were in a loss position for 12 months or more. As of December 31, 2020, one-hundred percent of the Company’s bank-qualified municipal bond portfolio is rated at either the issue or the issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments in the portfolio, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligation of states and political subdivisions were $0 at December 31, 2020 and $12,000 at December 31, 2019. Management believes that any unrealized losses on the Company's investments in obligations of states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2020 and December 31, 2019.

Proceeds from sales and calls of these securities were as follows:

(in thousands)	Gross Proceeds	Gross Gains	Gross Losses
2020	$5,080	$40	$-
2019	$5,300	$1	$-
2018	$99,323	$78	$1,338

Pledged Securities
As of December 31, 2020, securities carried at $439.7 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $352.5 million at December 31, 2019.

4. Federal Home Loan Bank Stock and Other Equity Securities, at Cost

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and other equity securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock and other equity securities are reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets and totaled $12.7 million at December 31, 2020 and 2019.

5. Loans & Leases

Loans & leases as of December 31 consisted of the following:

(in thousands)	2020	2019
Commercial Real Estate	$971,326	$846,486
Agricultural Real Estate	643,014	625,767
Real Estate Construction	185,741	115,644
Residential 1st Mortgages	299,379	255,253
Home Equity Lines and Loans	34,239	39,270
Agricultural	264,372	292,904
Commercial	374,816	384,795
Consumer & Other (1)	235,529	15,422
Leases	103,117	104,470
Total Gross Loans & Leases	3,111,533	2,680,011
Less: Unearned Income	11,941	6,984
Subtotal	3,099,592	2,673,027
Less: Allowance for Credit Losses	58,862	55,012
Loans & Leases, Net	$3,040,730	$2,618,015
(1) Includes CARES Act Small Business Administration Paycheck Protection Program loans of $224,309 as of December 31, 2020.

Paycheck Protection Program (“PPP”) … Under the CARES Act and H.R. 133 (see “Note 2 – Risks and Uncertainties”) the Small Business Administration (“SBA”) was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations during the COVID-19 pandemic. These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of 2 years, and under certain conditions the SBA will forgive them. The Bank actively participated in the PPP, and since April 2020, the Bank has funded $347.4 million of loans for 1,540 small business customers.

At December 31, 2020, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $808.9 million and $706.2 million, respectively. The borrowing capacity on these loans was $630.5 million from FHLB and $438.1 million from the FRB.

6. Allowance for Credit Losses

The Company was originally scheduled to implement ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”) as of January 1, 2020. The CARES Act and H.R. 133 provide the election to defer CECL implementation until January 1, 2022. The Company has elected to delay CECL implementation.

The following tables show the allocation of the allowance for credit losses at December 31, 2020 and December 31, 2019 by portfolio segment and by impairment methodology (in thousands):

December 31, 2020	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2020	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Charge-Offs	-	-	-	-	(7)	-	(1,101)	(66)	-	-	(1,174)
Recoveries	-	81	-	52	78	-	280	33	-	-	524
Provision	16,626	(6,576)	(306)	53	(722)	(3,262)	(684)	(90)	(1,431)	892	4,500
Ending Balance- December 31, 2020	$27,679	$8,633	$1,643	$960	$2,024	$4,814	$9,961	$333	$1,731	$1,084	$58,862
Ending Balance Individually Evaluated for Impairment	-	-	-	117	8	92	20	52	-	-	289
Ending Balance Collectively Evaluated for Impairment	27,679	8,633	1,643	843	2,016	4,722	9,941	281	1,731	1,084	58,573
Loans & Leases:
Ending Balance	$958,980	$643,014	$185,741	$299,379	$34,239	$264,372	$374,816	$235,529	$103,522	$-	$3,099,592
Ending Balance Individually Evaluated for Impairment	104	5,629	-	2,365	158	495	233	254	-	-	9,238
Ending Balance Collectively Evaluated for Impairment	958,876	637,385	185,741	297,014	34,081	263,877	374,583	235,275	103,522	-	3,090,354

December 31, 2019	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- January 1, 2019	$11,609	$14,092	$1,249	$880	$2,761	$8,242	$11,656	$494	$4,022	$261	$55,266
Charge-Offs	-	-	-	-	-	-	(592)	(83)	-	-	(675)
Recoveries	-	38	-	13	28	-	90	52	-	-	221
Provision	(556)	998	700	(38)	(114)	(166)	312	(7)	(860)	(69)	200
Ending Balance- December 31, 2019	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Ending Balance Individually Evaluated for Impairment	234	-	-	118	12	99	137	61	-	-	661
Ending Balance Collectively Evaluated for Impairment	10,819	15,128	1,949	737	2,663	7,977	11,329	395	3,162	192	54,351
Loans & Leases:
Ending Balance	$838,570	$625,767	$115,644	$255,253	$39,270	$292,904	$384,795	$15,422	$105,402	$-	$2,673,027
Ending Balance Individually Evaluated for Impairment	4,524	5,654	-	2,368	229	188	1,528	200	-	-	14,691
Ending Balance Collectively Evaluated for Impairment	834,046	620,113	115,644	252,885	39,041	292,716	383,267	15,222	105,402	-	2,658,336

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $876,000 and $2.6 million at December 31, 2020 and 2019, respectively, which are no longer disclosed or classified as TDR’s, since they were restructured at market terms.

The following tables show the loan & lease portfolio, including unearned income allocated by management’s internal risk ratings at December 31, 2020 and December 31, 2019 (in thousands):

December 31, 2020	Pass(1)	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$946,621	$7,849	$4,510	$958,980
Agricultural Real Estate	631,043	400	11,571	643,014
Real Estate Construction	185,741	-	-	185,741
Residential 1st Mortgages	298,689	-	690	299,379
Home Equity Lines and Loans	34,058	-	181	34,239
Agricultural	263,781	96	495	264,372
Commercial	373,038	1,060	718	374,816
Consumer & Other	235,063	-	466	235,529
Leases	103,522	-	-	103,522
Total	$3,071,556	$9,405	$18,631	$3,099,592

(1)	Includes “Watch” loans of $958.2 million.

December 31, 2019	Pass(1)	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$831,941	$6,629	$-	$838,570
Agricultural Real Estate	611,792	1,136	12,839	625,767
Real Estate Construction	115,644	-	-	115,644
Residential 1st Mortgages	254,459	-	794	255,253
Home Equity Lines and Loans	39,092	-	178	39,270
Agricultural	289,276	2,617	1,011	292,904
Commercial	380,650	3,239	906	384,795
Consumer & Other	14,934	-	488	15,422
Leases	105,402	-	-	105,402
Total	$2,643,190	$13,621	$16,216	$2,673,027

(1)	Includes “Watch” loans of $744.7 million.

See Note 1. “Significant Accounting Policies – Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans & leases outstanding at December 31, 2020 and 2019 rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio, including unearned income, by the time past due at December 31, 2020 and December 31, 2019 (in thousands):

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$958,980	$958,980
Agricultural Real Estate	-	-	-	495	495	642,519	643,014
Real Estate Construction	-	-	-	-	-	185,741	185,741
Residential 1st Mortgages	-	-	-	-	-	299,379	299,379
Home Equity Lines and Loans	-	-	-	-	-	34,239	34,239
Agricultural	-	-	-	-	-	264,372	264,372
Commercial	-	-	-	-	-	374,816	374,816
Consumer & Other	11	-	-	-	11	235,518	235,529
Leases	-	-	-	-	-	103,522	103,522
Total	$11	$-	$-	$495	$506	$3,099,086	$3,099,592

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$838,570	$838,570
Agricultural Real Estate	-	-	-	-	-	625,767	625,767
Real Estate Construction	240	-	-	-	240	115,404	115,644
Residential 1st Mortgages	-	-	-	-	-	255,253	255,253
Home Equity Lines and Loans	-	-	-	-	-	39,270	39,270
Agricultural	-	-	-	-	-	292,904	292,904
Commercial	77	-	-	-	77	384,718	384,795
Consumer & Other	35	-	-	-	35	15,387	15,422
Leases	-	-	-	-	-	105,402	105,402
Total	$352	$-	$-	$-	$352	$2,672,675	$2,673,027

Non-accrual loans & leases at December 31, 2020 were $495,000. There were no non-accrual loans & leases at December 31, 2019. Foregone interest income on non-accrual loans & leases, which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $22,000, $0, and $0 at December 31, 2020, 2019, and 2018 respectively.

The following tables show information related to impaired loans & leases at and for the year ended December 31, 2020 and December 31, 2019 (in thousands):

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$84	$84	$-	$764	$35
Agricultural Real Estate	5,629	5,629	-	5,629	352
Agricultural	3	3	-	2	-
Commercial	-	-	-	377	16
	$5,716	$5,716	$-	$6,772	$403
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$21	$1
Agricultural Real Estate	-	-	-	137	-
Residential 1st Mortgages	1,671	1,895	84	1,652	76
Home Equity Lines and Loans	64	75	3	66	4
Agricultural	492	534	92	410	59
Commercial	234	234	13	123	18
Consumer & Other	190	191	56	194	13
	$2,651	$2,929	$248	$2,603	$171
Total	$8,367	$8,645	$248	$9,375	$574

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$86	$86	$-	$90	$8
Agricultural Real Estate	5,654	5,654	-	6,069	379
Commercial	-	-	-	8	1
	$5,740	$5,740	$-	$6,167	$388
With an allowance recorded:
Commercial Real Estate	$2,822	$2,822	$234	$2,853	$94
Residential 1st Mortgages	1,562	1,770	74	1,601	73
Home Equity Lines and Loans	68	79	7	71	4
Agricultural	188	188	99	195	6
Commercial	1,528	1,528	137	1,554	53
Consumer & Other	200	200	61	54	-
	$6,368	$6,587	$612	$6,328	$230
Total	$12,108	$12,327	$612	$12,495	$618

Total recorded investment shown in the prior table will not equal the total ending balance of loans & leases individually evaluated for impairment on the allocation of allowance table. This is because this table does not include impaired loans that were previously modified in a troubled debt restructuring, are currently performing and are no longer disclosed or classified as TDR’s, since they were restructured at market terms.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law, and was amended and extended by the Consolidated Appropriations Act 2021 (“H.R. 133”) on December 21, 2020. The CARES Act and H.R. 133 provide financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to TDR’s for a limited period of time to account for the effects of COVID-19. In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. Since April 2020, we have restructured $277.6 million of loans under the CARES Act and H.R. 133 guidelines. As of December 31, 2020, $3.7 million of these loans remain in a deferral status, the other loans having returned to making principal and/or interest payments. We believe that these actions will assist these borrowers in getting through these difficult times, but no guaranties can be made that at some time in the future these loans will not be required to be accounted for as a TDR. For borrowers who are 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluate the loan modifications under our existing TDR framework, and where such a loan modification would result in a more than insignificant concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act, H.R. 133 and the impact of COVID-19 on the Company.
At December 31, 2020, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.

At December 31, 2020, the Company allocated $158,000 of specific reserves to $7.9 million of troubled debt restructured loans, all of which were performing. At December 31, 2019, the Company allocated $612,000 of specific reserves to $12.1 million of troubled debt restructured loans, all of which were performing. The Company had no commitments at December 31, 2020 and December 31, 2019 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for 5 years. Modifications involving an extension of the maturity date range from 3 months to 10 years.

The following table presents loans by class modified as troubled debt restructured loans for the year ended December 31, 2020 (in thousands):

	December 31, 2020
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	2	$156	$156
Agricultural	3	495	495
Commercial	1	224	224
Total	6	$875	$875

The troubled debt restructurings described above increased the allowance for credit losses by $120,000. There were no charge-offs for the twelve months ended December 31, 2020.

During the year ended December 31, 2020, there were no payment defaults on loans modified as troubled debt restructurings within twelve months following the modification.

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

7. Premises and Equipment

Premises and equipment as of December 31 consisted of the following:

(in thousands)	2020	2019
Land and Buildings	$60,246	$53,997
Furniture, Fixtures and Equipment	21,750	21,058
Leasehold Improvement	3,753	3,745
Subtotal	85,749	78,800
Less: Accumulated Depreciation and Amortization	35,602	33,529
Total	$50,147	$45,271

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $2,769,000, $2,756,000, and $2,421,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Rental income was $434,000, $183,000, and $173,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

8. Other Real Estate

The Bank reported $873,000 in other real estate at December 31, 2020, and December 31, 2019. Other real estate includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred. Other real estate is reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets.

9. Time Deposits

Time Deposits of $250,000 or more as of December 31 were as follows:

(in thousands)	2020	2019
Balance	$185,944	$257,392

At December 31, 2020, the scheduled maturities of time deposits were as follows:

(in thousands)	Scheduled Maturities
2021	$373,332
2022	38,620
2023	7,571
2024	715
2025	1,630
Total	$421,868

10. Income Taxes

Current and deferred income tax expense (benefit) provided for the years ended December 31 consisted of the following:

(in thousands)	2020	2019	2018
Current
Federal	$12,174	$14,798	$2,517
State	9,005	7,733	6,224
Total Current	21,179	22,531	8,741
Deferred
Federal	(1,115)	(3,500)	5,622
State	(847)	246	(160)
Total Deferred	(1,962)	(3,254)	5,462
Total Provision for Taxes	$19,217	$19,277	$14,203

The total provision for income taxes differs from the federal statutory rate as follows:

	2020		2019		2018
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax Provision at Federal Statutory Rate	$16,370	21.0%	$15,816	21.0%	$12,543	21.0%
Interest on Obligations of States and Political Subdivisions exempt from Federal Taxation	(350)	(0.4%)	(358)	(0.5%)	(338)	(0.5%)
State and Local Income Taxes, Net of Federal Income Tax Benefit	6,445	8.3%	6,304	8.4%	4,791	7.9%
Bank Owned Life Insurance	(444)	(0.6%)	(460)	(0.6%)	(434)	(0.7%)
Low-Income Housing Tax Credit	(2,655)	(3.4%)	(2,078)	(2.8%)	(1,624)	(2.7%)
Out of Period Adjustment	-	0.0%	-	0.0%	(802)	(1.3%)
Other, Net	(149)	(0.2%)	53	0.1%	67	0.1%
Total Provision for Taxes	$19,217	24.7%	$19,277	25.6%	$14,203	23.8%

The components of net deferred tax assets as of December 31 are as follows: The net deferred tax assets are reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheet.

(in thousands)	2020	2019
Deferred Tax Assets
Allowance for Credit Losses	$17,248	$15,925
Accrued Liabilities	8,526	8,452
Deferred Compensation	13,707	14,200
State Franchise Tax	1,891	1,624
Tax Credit Carry Forward	-	1,266
Lease Liability	1,454	1,487
Acquired Net Operating Loss	643	673
Fair Value Adjustment on Loans Acquired	237	286
Fair Value Adjustment on ORE Acquired	108	108
PPP Loan Service Fee Income	1,367	-
Low-Income Housing Investment	384	286
Other	7	2
Total Deferred Tax Assets	$45,572	$44,309
Deferred Tax Liabilities
Premises and Equipment	(1,684)	(1,974)
Securities Accretion	(588)	(370)
Unrealized Gain on Securities Available-for-Sale	(5,156)	(935)
Leasing Activities	(17,183)	(19,226)
Core Deposit Intangible Asset	(1,186)	(1,372)
ROU Lease Asset	(1,428)	(1,471)
Prepaid	(45)	(66)
Other	(1,209)	(898)
Total Deferred Tax Liabilities	(28,479)	(26,312)
Net Deferred Tax Assets	$17,093	$17,997

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act provides options for accelerating refunds associated with previously paid alternative minimum taxes. The Company benefited from the alternative minimum tax refund provisions of the CARES Act and submitted accelerated refund claims during the year ended December 31, 2020. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets.

The Company and its subsidiaries file income tax returns in the U.S. federal and California jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by the tax authorities for the years before 2016.

11. Short Term Borrowings

The Company had unused lines of credit available for short-term liquidity purposes of $1.3 billion at December 31, 2020 and 2019. Federal Funds purchased and advances are generally issued on an overnight basis. There were no advances from the FHLB at December 31, 2020 or 2019. There were no Federal Funds purchased or advances from the FRB at December 31, 2020 or 2019.

12. Federal Home Loan Bank Advances

The Company had no short-term or long-term advances from the Federal Home Loan Bank of San Francisco at December 31, 2020 or 2019.

In accordance with the Collateral Pledge and Security Agreement, advances are secured by all FHLB stock held by the Company. At December 31, 2020, $808.9 million in loans were approved for pledging as collateral on borrowing lines with the FHLB. The borrowing capacity on these loans was $630.5 million.

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

Repurchases under the program may be made from time to time on the open market or through private transactions. The repurchase program also requires that no repurchases may be made if the Bank would not remain “well-capitalized” after the repurchase. There were no stock repurchases made in 2020 or 2019 under the Common Stock Repurchase Plan.

On November 23, 2020, the Board of Directors of Farmers & Merchants Bancorp approved, and all applicable regulators provided statements of non-objection regarding, the Company’s repurchase and retirement of up to $8.5 million of its outstanding common stock during the fourth quarter of 2020 and the first half of 2021. These repurchases will be done outside of the Company’s current repurchase plan.  All repurchases will be made at the then prevailing market prices. In the fourth quarter of 2020 the Company repurchased $2.8 million of shares from shareholders.

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

The Rights Plan is similar to plans adopted by many other publicly traded companies. The effect of the Rights Plan is to discourage any potential acquirer from triggering the Rights without first convincing the Company’s Board of Directors that the proposed acquisition is fair to, and in the best interest of, all of the stockholders of the Company. The provisions of the Plan, if triggered by the Acquiring Person, will substantially dilute the equity and voting interest of any potential acquirer unless the Board of Directors approves of the proposed acquisition (under Article XV of the Company’s Certificate of Incorporation, the Board of Directors has the authority to consider any and all factors in determining whether an acquisition is in the best interests of the Company and its stockholders). Each Right, if and when exercisable, will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value, at a purchase price of $1,600 for each one one-hundredth of a share, subject to adjustment. Each holder of a Right (except for the Acquiring Person, whose Rights will be null and void upon such event) shall thereafter have the right to receive, upon exercise, that number of Common Shares of the Company having a market value of two times the exercise price of the Right. At any time before a person becomes an Acquiring Person, the Rights can be redeemed, in whole, but not in part, by Farmers and Merchants Bancorp’s Board of Directors at a price of $0.001 per Right.

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
Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. Under regulations controlling California state chartered banks, the Bank is, to some extent, limited in the amount of dividends that can be paid to the Company without prior approval of the California DFPI. These regulations require approval if total dividends declared by a state chartered bank in any calendar year exceed the Bank’s net profits for that year combined with its retained net profits for the preceding two calendar years.

During 2020, the Company issued a combined total 523 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. All of the shares were issued at a price of $770.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

The implementation of Basel III requirements increased the required capital levels that the Company and the Bank must maintain. The final rules included new minimum risk-based capital and leverage ratios, which have been fully phased in. The new minimum capital level requirements applicable to the Company and the Bank under the final rules are: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets (“RWA”); (ii) a Tier 1 capital ratio of 6% of RWA; (iii) a total capital ratio of 8% of RWA; and (iv) a Tier 1 leverage ratio of 4% of total assets. The final rules also established a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios, which resulted in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0% of RWA; (ii) a Tier 1 capital ratio of 8.5% of RWA; and (iii) a total capital ratio of 10.5% of RWA. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. The final rules also permit the Company’s subordinated debentures issued in 2003 to continue to be counted as Tier 1 capital.

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

(in thousands)	Actual		Minimum Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$446,251	12.46%	$286,462	8.00%	$358,077	10.00%
Total Consolidated Capital to Risk Weighted Assets	$450,890	12.59%	$286,539	8.00%	N/A	N/A
Total Bank Common Equity Tier 1 Capital Ratio	$401,313	11.21%	$161,135	4.50%	$232,750	6.50%
Total Consolidated Common Equity Tier 1 Capital Ratio	$395,941	11.05%	$161,178	4.50%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$401,313	11.21%	$214,846	6.00%	$286,462	8.00%
Tier 1 Consolidated Capital to Risk Weighted Assets	$405,941	11.33%	$214,904	6.00%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$401,313	9.04%	$177,605	4.00%	$222,006	5.00%
Tier 1 Consolidated Capital to Average Assets	$405,941	9.13%	$177,820	4.00%	N/A	N/A

(in thousands)	Actual		Minimum Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Bank Capital to Risk Weighted Assets	$399,230	12.33%	$259,012	8.00%	$323,765	10.00%
Total Consolidated Capital to Risk Weighted Assets	$400,258	12.36%	$259,028	8.00%	N/A	N/A
Total Bank Common Equity Tier 1 Capital Ratio	$358,576	11.08%	$145,694	4.50%	$210,447	6.50%
Total Consolidated Common Equity Tier 1 Capital Ratio	$349,601	10.80%	$145,703	4.50%	N/A	N/A
Tier 1 Bank Capital to Risk Weighted Assets	$358,576	11.08%	$194,259	6.00%	$259,012	8.00%
Tier 1 Consolidated Capital to Risk Weighted Assets	$359,601	11.11%	$194,271	6.00%	N/A	N/A
Tier 1 Bank Capital to Average Assets	$358,576	9.89%	$145,079	3.00%	$181,349	5.00%
Tier 1 Consolidated Capital to Average Assets	$359,601	9.90%	$145,255	3.00%	N/A	N/A

15. Dividends and Basic and Diluted Earnings Per Common Share

Total cash dividends during 2020 were $11,700,000 or $14.75 per share of common stock, an increase of 3.9% per share from $11,221,000 or $14.20 per share in 2019. In 2018, cash dividends totaled $11,151,000 or $13.90 per share.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has no securities or other contracts, such as stock options, that could require the issuance of additional common stock.  Accordingly, diluted earnings per share are equal to basic earnings per share. The following table calculates the basic and diluted earnings per common share for the periods indicated.

(net income in thousands)	2020	2019	2018
Net Income	$58,734	$56,036	$45,527
Weighted Average Number of Common Shares Outstanding	793,337	787,227	801,229
Basic and Diluted Earnings Per Common Share	$74.03	$71.18	$56.82

16. Employee Benefit Plans

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $1.5 million, $1.4 million, and $1.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $1.7 million, $1.6 million, and $1.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions and after tax (Roth) contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

Executive Retirement Plan and Life Insurance Arrangements
The Company, through the Bank, sponsors an Executive Retirement Plan (“ERP”) for certain executive level employees. The ERP is a non-qualified deferred compensation plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. The ERP is comprised of: (1) a Performance Component which makes contributions based upon long-term cumulative profitability and increase in market value of the Company; (2) a Salary Component which makes contributions based upon participant salary levels; and (3) an Equity Component for which contributions are discretionary and subject to Board of Directors approval. The Company maintains a Rabbi Trust to fund, in part, the ERP. The Rabbi Trust is an irrevocable grantor trust to which the Company may contribute assets for the limited purpose of funding a nonqualified deferred compensation plan. The Company may not use the assets of the Rabbi Trust for any purpose other than meeting its obligations under the ERP, however, the assets of the Rabbi Trust remain subject to the claims of its creditors and are included in the consolidated financial statements. The Company contributes cash to the Rabbi Trust from time to time for the sole purpose of funding the ERP. The Rabbi Trust will use any cash the Company contributes to purchase shares of common stock of the Company, and other financial instruments, on the open market. ERP contributions are invested in a mix of financial instruments; however, the Equity Component contributions are invested primarily in common stock of the Company.

The Company expensed $6.8 million to the ERP during the year ended December 31, 2020, $6.6 million during the year ended December 31, 2019 and $6.2 million during the year ended December 31, 2018. The Company’s carrying value of the liability under the ERP was $56.7 million as of December 31, 2020 and $50.5 million as of December 31, 2019. The Company’s shares of common stock held as investments in the Rabbi Trust of the ERP as of December 31, 2020 and 2019 totaled 52,980 and 48,133 with an historical cost basis of $31.2 million and $29.1 million, respectively. All amounts have been fully funded into the Rabbi Trust as of December 31, 2020 and 2019. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on ERP plan investments were $1.8 million in 2020 compared to net gains of $2.6 million in 2019. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

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

The Company earned tax-exempt interest on the life insurance policies of $2.1 million for the year ended December 31, 2020, $2.0 million for the year ended December 31, 2019, and $1.9 million for the year ended December 31, 2018. As of December 31, 2020 and 2019, the total cash surrender value of the insurance policies was $69.2 million and $67.1 million, respectively.

Senior Management Retention Plan
The Company, through the Bank, sponsors a Senior Management Retention Plan (“SMRP”) for certain senior level employees. The SMRP is a non-qualified deferred compensation plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. All contributions are discretionary and subject to the Board of Directors approval. The Company maintains a Rabbi Trust to fund, in part, the SMRP. The Rabbi Trust is an irrevocable grantor trust to which the Company may contribute assets for the limited purpose of funding a nonqualified deferred compensation plan. The Company may not use the assets of the Rabbi Trust for any purpose other than meeting its obligations under the SMRP, however, the assets of the Rabbi Trust remain subject to the claims of its creditors and are included in the consolidated financial statements. The Company contributes cash to the Rabbi Trust from time to time for the sole purpose of funding the SMRP. The Rabbi Trust will use any cash the Company contributes to purchase shares of common stock of the Company, and other financial instruments, on the open market. Contributions to the SMRP are invested primarily in common stock of the Company.

The Company expensed $2.3 million to the SMRP during the year ended December 31, 2020, $1.3 million during the year ended December 31, 2019 and $1.5 million during the year ended December 31, 2018. The Company’s carrying value of the liability under the SMRP was $8.6 million as of December 31, 2020 and $6.3 million as of December 31, 2019. The Company’s shares of stock held as investments in the Rabbi Trust of the SMRP as of December 31, 2020 and December 31, 2019 totaled 12,548 and 9,822 shares with an historical cost basis of $7.9 million and $5.8 million, respectively. All amounts have been fully funded into the Rabbi Trust as of December 31, 2020 and 2019. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on SMRP plan investments were $0.1 million in 2020 compared to zero in 2019. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

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

		Fair Value Measurements At December 31, 2020, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
US Treasury Notes	$15,288	$15,288	$-	$-
US Government Agency SBA	8,160	-	8,160	-
Mortgage Backed Securities	737,873	-	737,873	-
Corporate Securities	45,919	-	45,919	-
Other	492	182	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$807,732	$15,470	$792,262	$-

		Fair Value Measurements At December 31, 2019, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities:
US Treasury Notes	$54,995	$54,995	$-	$-
US Government Agency SBA	10,798	-	10,798	-
Mortgage Backed Securities	441,078	-	441,078	-
Other	515	205	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$507,386	$55,200	$452,186	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the year ended December 31, 2020, there were no transfers in or out of level 1, 2, or 3.

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

		Fair Value Measurements At December 31, 2020, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential 1st Mortgage	$1,584	$-	$-	$1,584
Home Equity Lines and Loans	61	-	-	61
Agricultural	400	-	-	400
Commercial	213	-	-	213
Consumer	138	-	-	138
Total Impaired Loans	2,396	-	-	2,396
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$3,269	$-	$-	$3,269

		Fair Value Measurements At December 31, 2019, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$2,588	$-	$-	$2,588
Residential 1st Mortgage	1,403	-	-	1,403
Home Equity Lines and Loans	142	-	-	142
Agricultural	88	-	-	88
Commercial	1,391	-	-	1,391
Consumer	139	-	-	139
Total Impaired Loans	5,751	-	-	5,751
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$6,624	$-	$-	$6,624

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2020 and 2019:

December 31, 2020 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Residential 1st Mortgage	$1,584	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.72% - 4.13%, 2.57%
Home Equity Lines and Loans	$61	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1.1% - 1.4%, 1.25%
Agricultural	$400	Income Approach	Capitalization Rate	10%, 10%
Commercial	$213	Income Approach	Capitalization Rate	10%, 10%
Consumer	$138	Income Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

December 31, 2019 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Commercial Real Estate	$2,588	Income Approach	Capitalization Rate	3.3%
Residential 1st Mortgages	$1,403	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.8% - 6.4%, 3%
Home Equity Lines and Loans	$142	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1.3%
Agricultural	$88	Income Approach	Capitalization Rate	4.3%
Commercial	$1,391	Income Approach	Capitalization Rate	3.3%
Consumer	$139	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	40.6%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%

18. Fair Value of Financial Instruments

U.S. GAAP requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization. The fair value of loans held for investment, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses consistent with ASC 820. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, risk premium, credit, and nonperformance risk of the loans. Loans are considered a Level 3 classification.

The following tables summarize the carrying value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
December 31, 2020 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$383,837	$383,837	$-	$-	$383,837

Investment Securities Available-for-Sale	807,732	15,470	792,262	-	807,732

Investment Securities Held-to-Maturity	68,933	-	26,262	43,787	70,049

Loans & Leases, Net	3,040,730	-	-	3,045,911	3,045,911
Accrued Interest Receivable	20,333	-	20,333	-	20,333

Liabilities:
Deposits	4,060,267	3,638,400	-	422,840	4,061,240
Subordinated Debentures	10,310	-	6,888	-	6,888
Accrued Interest Payable	1,383	-	1,383	-	1,383

		Fair Value of Financial Instruments Using
December 31, 2019 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$294,758	$294,758	$-	$-	$294,758

Investment Securities Available-for-Sale	507,386	55,200	452,186	-	507,386

Investment Securities Held-to-Maturity	60,229	-	31,253	29,844	61,097

Loans & Leases, Net	2,618,015	-	-	2,584,805	2,584,805
Accrued Interest Receivable	16,733	-	16,733	-	16,733

Liabilities:
Deposits	3,278,019	2,760,097	-	517,172	3,277,269
Subordinated Debentures	10,310	-	7,325	-	7,325
Accrued Interest Payable	2,795	-	2,795	-	2,795

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

(in thousands)	December 31, 2020	December 31, 2019
Commitments to Extend Credit	$1,040,844	$919,982
Letters of Credit	18,846	20,346
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	2,786	1,513

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

20. Leases

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

As of December 31, 2020, operating lease ROU assets and liabilities were $4.80 million and $4.92 million, respectively. Operating lease expenses totaled $833,000 for the year ended December 31, 2020. As of December 31, 2019, operating lease ROU assets and liabilities were $4.98 million and $5.03 million, respectively. Operating leases totaled $836,000 for the year ended December 31, 2019. In the 4th quarter of 2020, the lease term and payment of one lease was modified resulting in additional ROU assets and liabilities of $542,000.

The table below summarizes the information related to our operating leases:

(in thousands except for percent and period data)	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities Operating Cash Flow from Operating Leases	$795	$783
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$-	$5,645
Weighted-Average Remaining Lease Term - Operating Leases, in Years	7.33	7.88
Weighted-Average Discount Rate - Operating Leases	2.9%	3.2%

The table below summarizes the maturity of remaining lease liability:

(in thousands)	December 31, 2020
2021	727
2022	695
2023	705
2024	721
2025	731
2026 and thereafter	1,907
Total Lease Payments	5,486
Less: Interest	(568)
Present Value of Lease Liabilities	$4,918

As of December 31, 2020, we have no additional operating leases for office space that have not yet commenced or that are anticipated to commence during the first quarter of 2021.

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

As a lessor, the Company leases certain types of agriculture equipment, solar equipment, construction equipment and other equipment to its customers. The Company’s net investment in direct financing leases was $103.5 million at December 31, 2020 and $105.4 million at December 31, 2019.

21. Recent Accounting Pronouncements

Accounting Guidance Pending Adoption at December 31, 2020
The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740).  The updated guidance simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. ASU 2019-012 will be effective for us on January 1, 2021 and is not expected to have any material impact on our consolidated financial statements.

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

22. Parent Company Financial Information

The following financial information is presented as of December 31 for the periods indicated.

Farmers & Merchants Bancorp
Condensed Balance Sheets

(in thousands)	2020	2019
Cash	$4,551	$1,341
Investment in Farmers & Merchants Bank of Central California	429,037	378,271
Investment Securities	434	411
Other Assets	832	102
Total Assets	$434,854	$380,125

Subordinated Debentures	$10,310	$10,310
Liabilities	879	519
Shareholders’ Equity	423,665	369,296
Total Liabilities and Shareholders’ Equity	$434,854	$380,125

Farmers & Merchants Bancorp
Condensed Statements of Income

	Year Ended December 31,
(in thousands)	2020	2019	2018
Equity (Loss) in Undistributed Earnings in Farmers & Merchants Bank of Central California	$40,597	$44,571	$(26,488)
Dividends from Subsidiary	19,874	13,166	73,010
Interest Income	11	17	16
Other Expenses, Net	(2,477)	(2,416)	(1,527)
Tax Benefit	729	698	516
Net Income	$58,734	$56,036	$45,527

Farmers & Merchants Bancorp
Condensed Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net Income	$58,734	$56,036	$45,527
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
(Equity) Loss in Undistributed Net Earnings from Subsidiary	(40,597)	(44,571)	26,488
Net (Increase) in Other Assets	(753)	(160)	(125)
Net Increase (Decrease) in Liabilities	360	222	(942)
Net Cash Provided by Operating Activities	17,744	11,527	70,948
Investing Activities:
Payments for Business Acquisition	-	-	(28,642)
Payments for Investments in Non-Qualified Retirement Plan	(403)	(6,273)	(10,503)
Net Cash Used by Investing Activities	(403)	(6,273)	(39,145)
Financing Activities:
Stock Repurchased	(2,834)	-	(31,152)
Issuance of Common Stock	403	6,973	10,503
Cash Dividends	(11,700)	(11,221)	(11,151)
Net Cash Used by Financing Activities	(14,131)	(4,248)	(31,800)
Increase in Cash and Cash Equivalents	3,210	1,006	3
Cash and Cash Equivalents at Beginning of Year	1,341	335	332
Cash and Cash Equivalents at End of Year	$4,551	$1,341	$335

23. Quarterly Unaudited Financial Data

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in 2020 and 2019. This information is derived from unaudited consolidated financial statements that include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

2020 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Interest Income	$38,689	$37,967	$39,793	$42,203	$158,652
Total Interest Expense	3,263	2,552	2,094	1,582	9,491
Net Interest Income	35,426	35,415	37,699	40,621	149,161
Provision for Credit Losses	-	300	1,700	2,500	4,500
Net Interest Income After
Provision for Credit Losses	35,426	35,115	35,999	38,121	144,661
Total Non-Interest Income	2,927	3,514	4,539	4,716	15,696
Total Non-Interest Expense	19,790	19,787	20,783	22,046	82,406
Income Before Income Taxes	18,563	18,842	19,755	20,791	77,951
Provision for Income Taxes	4,441	4,533	4,945	5,298	19,217
Net Income	$14,122	$14,309	$14,810	$15,493	$58,734
Basic and Diluted Earnings Per Common Share	$17.80	$18.03	$18.66	$19.54	$74.03

2019 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Interest Income	$37,173	$38,626	$38,810	$39,099	$153,708
Total Interest Expense	2,966	3,253	3,530	3,445	13,194
Net Interest Income	34,207	35,373	35,280	35,654	140,514
Provision for Credit Losses	-	200	-	-	200
Net Interest Income After
Provision for Credit Losses	34,207	35,173	35,280	35,654	140,314
Total Non-Interest Income	4,464	4,400	3,974	4,403	17,241
Total Non-Interest Expense	20,445	20,565	20,856	20,376	82,242
Income Before Income Taxes	18,226	19,008	18,398	19,681	75,313
Provision for Income Taxes	4,677	4,903	4,660	5,037	19,277
Net Income	$13,549	$14,105	$13,738	$14,644	$56,036
Basic and Diluted Earnings Per Common Share	$17.27	$17.92	$17.45	$18.54	$71.18

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

The Company maintains controls and procedures designed to ensure that all relevant information is recorded and reported in all filings of financial reports. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer to allow timely and accurate disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2020.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Farmers & Merchants Bancorp

Report of Management on Internal Control Over Financial Reporting

Management of Farmers & Merchants Bancorp and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 as described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding the Executive Officers of the Company and/or Bank:

Name and Position(s)	Age	Principal Occupation during the Past Five Years

Kent A. Steinwert Chairman, President & Chief Executive Officer of the Company and Bank	68	Chairman, President & Chief Executive Officer of the Company and Bank.

Deborah E. Skinner Executive Vice President & Chief Administrative Officer of the Bank	58	Executive Vice President & Chief Administrative Officer of the Bank.

Stephen W. Haley Executive Vice President & Chief Financial Officer & Secretary of the Company and Bank	67	Executive Vice President & Chief Financial Officer of the Company and Bank.

Kenneth W. Smith Executive Vice President & Senior Credit Officer of the Company and Bank	61	Executive Vice President & Senior Credit Officer of the Company and Bank.

David M. Zitterow Executive Vice President, Wholesale Banking Division of the Bank	48	Executive Vice President, Wholesale Banking Division of the Bank since May 2017. Senior Vice President – Northern California Regional Executive – Umpqua Bank, April 2014 – May 2017.

Jay J. Colombini Executive Vice President, Wholesale Banking Division of the Bank	58	Executive Vice President, Wholesale Banking Division of the Bank.

Ryan J. Misasi Executive Vice President, Retail Banking Division of the Bank	44	Executive Vice President, Retail Banking Division of the Bank.

Also, see “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders which will be filed with the SEC and which is incorporated herein by reference. During 2020, there were no changes in procedures for the election of directors.

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

Item 11.    Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A. The Company does not have any equity compensation plans, which require disclosure under Item 201(d) of Regulation S-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

Item 14.    Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A.

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

10.15	Executive Retirement Plan – Performance Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.
10.16	Executive Retirement Plan – Retention Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference.
10.17	Executive Retirement Plan – Salary Component, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
10.19	Executive Retirement Plan – Equity Component, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
10.20	Senior Management Retention Plan, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.
14	Code of Conduct of Farmers & Merchants Bancorp, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
21	Subsidiaries of the Registrant, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

Item 16.    Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp
(Registrant)

	By	/s/ Stephen W. Haley

Dated: March 15, 2021		Stephen W. Haley
Executive Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2021.

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