Form 10-K/A
period 2020-12-31
FARMERS & MERCHANTS BANCORP
filed 2021-04-27
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to_______

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes ☐  No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2020 (based on the last reported trade on June 30, 2020) was $560,250,536.

The number of shares of Common Stock outstanding as of February 28, 2021: 789,646

EXPLANATORY NOTE

Farmers & Merchants Bancorp (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2021.  The sole purpose of this Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K, which was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by April 30, 2021, due to the Company’s determination to delay the Annual Meeting of Stockholders, normally held in May, in view of the possibility that COVID-19-related recommendations and directives of the Centers for Disease Control, the California Department of Public Health and local County Health departments might permit an in-person annual meeting at a later date.  Except as set forth in this Amendment, no other changes are made to our Form 10-K. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Form 10-K, nor does it modify or otherwise update in any way the disclosures contained in the Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART III

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

CORPORATE GOVERNANCE

Code of Ethics

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

Board of Directors Meetings

The Company’s principal asset is its wholly-owned subsidiary, Farmers & Merchants Bank of Central California (the “Bank”). With the exception of Mr. Young, the Directors of the Company are also Directors of the Bank.  During 2018, pursuant to the Company’s acquisition agreement with Bank of Rio Vista, the Bank added one former Bank of Rio Vista director to the Bank’s Board of Directors, Craig W. James, who is not a Company Director.

During the calendar year ending December 31, 2020, the Board of Directors of the Company met thirteen (13) times and the Board of Directors of the Bank met twelve (12) times. In addition, as required, the Board holds telephonic meetings to address issues between monthly meetings.  Each incumbent Director attended more than 75% of the meetings of the Board of Directors and the committees to which they were named. The Company expects Directors to attend the annual meeting of stockholders and all Directors attended the virtual annual meeting of stockholders in 2020.

Roles and Responsibilities of the Board of Directors

Leadership Structure

The Board of Directors has determined that the Chairmanship should reside with the Director who is most familiar with the banking industry, and who is the most capable of setting strategic direction and integrating that direction with the Company’s day-to-day business development and risk management activities. Accordingly, since 2010 Mr. Steinwert has been unanimously elected to the position of Chairman in addition to his role since 1997 as President and Chief Executive Officer of the Company.

The Board believes that the combination of these positions does not compromise the important “check-and-balance” role that independent Directors play in the oversight of the Company since Mr. Steinwert is not a member of the Audit Committee or the Personnel Committee of the Board, and therefore key Board decisions and oversight regarding: (1) accounting, financial reporting, and overall risk management; and (2) executive compensation; are made only by “independent” Directors. Furthermore, Mr. Steinwert receives no additional compensation for his role as Chairman, representing a cost savings to the Company.

As of this date, the Board of Directors has not formally designated a lead independent director.

Role in Enterprise Risk Management

The Board of Directors is responsible for monitoring all aspects of the Company’s enterprise risk. Their involvement in enterprise risk management centers around the following key roles and responsibilities:

1.	The Board develops and approves the strategic plan and financial budget, and receives monthly reporting of financial and non-financial performance relative to plan.

2.
The Asset and Liability Management Committee is a joint committee of management and the Board. As a result, “independent” Directors are actively involved in interest rate, liquidity and investment risk management processes.

3.
The Loan Committee is a joint committee of management and the Board. The Committee meets weekly to review all new and renewed loans over $2 million and evaluate overall portfolio performance and risk. As a result, “independent” Directors are actively involved in the credit risk management process.

4.
The Audit Committee is responsible for providing oversight of all internal controls, reviewing the reports of audits and examinations of the Bank and the Company made by independent auditors, internal auditors, credit examiners, and regulatory agencies, and approving all SEC and other regulatory agency reports before they are filed.

5.	The Personnel Committee is responsible for all performance evaluation and compensation decisions for the executive management team.

6.	The Budget and Finance Committee reviews and examines financial results on a quarterly basis.

Committees of the Board

Audit Committee

The Audit Committee of the Company and the Bank is responsible for the ongoing adequacy of the internal control environment, and oversees the activities of the internal and independent auditors of the Company and the Bank with the aim of ensuring compliance with applicable laws. The Committee selects the independent auditors. The Committee’s charter is included as Exhibit A to the 2019 proxy statement. The Audit Committee reports to the Boards of Directors of the Bank and the Company, as appropriate. The Audit Committee reviews the reports of audits and examinations of the Bank and the Company made by the independent auditors, internal auditors, credit examiners, and regulatory agencies and reports the results to the Boards of Directors of the Bank and the Company. The Committee met fifteen (15) times in 2020 and is comprised of the following voting members: Messrs. Sanguinetti (Chairman), Corum and Green. Each of the Directors serving on the Audit Committee has been determined by the Board of Directors to be “independent” as such term is defined by Rule 5605(a)(2) of the Nasdaq’s current listing rules and in SEC rules relating to audit committees. Mr. Sanguinetti has been determined by the Board of Directors to be a “financial expert” for purposes of applicable regulations.

Asset and Liability Management Committee

The Asset and Liability Management Committee of the Bank is responsible for the formulation, revision and administration of the Bank’s policies relating to interest rate, liquidity and investment risk management. The Asset and Liability Committee is a joint committee of management and Directors. The following Directors are voting members: Messrs. Suess, James, Long and Steinwert. The Committee met four (4) times in 2020.

Loan Committee

The Loan Committee of the Bank is responsible for the formulation, revision and administration of the Bank’s policy relating to credit and loan risk management. The Loan Committee meets weekly and is responsible for approving all new and renewed loans between $2 million and $15 million (over $15 million requires full Board approval) and reviewing all loans over $500,000. The Loan Committee is a joint committee of management and Directors. The following Directors are voting members: Messrs. Corum and Steinwert. The Committee met fifty-two (52) times in 2020.

Budget and Finance Committee

The Budget and Finance Committee of the Company and the Bank reviews and examines Bank and Company expenses on a quarterly basis comparing the results with: (1) the established annual budget, the previous quarter and prior year; and (2) selected peer banks and the community banking industry as a whole; and proposes recommendations to management regarding improving financial performance. The Budget and Finance Committee is a joint committee of management and Directors. The Committee met four (4) times in 2020 and is comprised of the following voting members: Messrs. Long, Suess, Young and Sanguinetti.

CRA Committee (Community Reinvestment Act)

The CRA Committee of the Company and the Bank monitors the Bank’s efforts and responsibilities to comply with the Community Reinvestment Act. The CRA Committee makes recommendations to the Board of Directors to assure the Bank is meeting the credit, investment and service needs of the communities it serves. The Committee met twelve (12) times in 2020 and is comprised of the following voting members: Messrs. Suess (Chairman), Green, James, Young and Long.

Nominating Committee

The Nominating Committee of the Company and the Bank identifies candidates to serve as Directors of the Bank and the Company in the event of future Board openings. The Committee’s charter is included as Exhibit C to the 2019 proxy statement. The Committee is comprised of the following voting members: Messrs. Steinwert (Chairman), Long, Corum and Suess. The Committee did not meet in 2020. Messrs. Corum, Long and Suess have been determined by the Board of Directors to be “independent” as such term is defined by Rule 5605(a)(2) of the Nasdaq’s current listing rules.

Personnel Committee

The Personnel Committee of the Company and the Bank: (1) reviews the Company’s overall compensation strategies and practices; (2) reviews the employment contracts of all executive officers; (3) annually establishes executive compensation levels and performance evaluation measures for the Chief Executive Officer and Directors; and (4) reviews the executive compensation levels and performance evaluation measures for the other executive officers of the Company. The Committee’s charter is included as Exhibit B to the 2019 proxy statement.

The Company’s management: (1) provides information, analysis and recommendations for the Personnel Committee; and (2) manages the ongoing operations of the compensation program.

In fulfilling their duties, the Personnel Committee periodically evaluates information obtained from independent sources regarding financial institutions that we compete against for talent.

The Personnel Committee is comprised of the following voting members: Messrs. Corum (Chairman), Green and Sanguinetti. The Committee met five (5) times in 2020. Each of the Directors serving on the Personnel Committee has been determined by the Board of Directors to be “independent” as such term is defined by Rule 5605(a)(2) of the Nasdaq’s current listing rules.

DIRECTORS

The following table sets forth the names of each of the Directors, their age, their principal occupation for the past five years and the period during which they have served as a Director of the Company (or the Bank).

Name	Age	Principal Occupation	Director Since
Edward Corum, Jr.	69	Managing General Partner, Corum Real Estate	2003
Stephenson K. Green	75	Retired Banker and Business Consultant	2018
Gary J. Long	68	Owner, Gary J. Long Jewelers	2014
Kevin Sanguinetti	63	Retired President, 1st American Title Company - Stockton	2001
Kent A. Steinwert	68	Chairman, President & C.E.O. of the Company and Bank	1998
Calvin (Kelly) Suess	85	Chairman of the Board of ShellPro	1990
Terrence A. Young	68	Retired Banker and Human Resources Executive	2018

Directors are nominated based upon their experience, knowledge of the Company’s markets and business segments, community involvement and commitment to serving the interests of stockholders:

Mr. Young has served as a director since March 2018. Prior to his retirement in 2017, Mr. Young served for 45 years in various human resources, operations and audit roles within the commercial banking industry. He lives and is actively involved in the Sacramento market area, and provides financial controls and human resources expertise to the Board.

Mr. Corum has served as a director for seventeen years, lives and is actively involved in the Sacramento market area, and provides real estate and financial expertise to the Board.

Mr. Green has served as a director since March 2018. Prior to his retirement in 2012, Mr. Green worked for 40 years in the commercial banking industry in California. He lives and is actively involved in the Sacramento market area, and provides business banking and credit management expertise to the Board.

Mr. Sanguinetti has served as a director for nineteen years, is actively involved in the Stockton market area, and provides real estate and financial expertise to the Board.

Mr. Steinwert has served as a director for twenty-two years, and has forty-five years of business, agriculture, real estate and consumer banking experience.

Mr. Suess has served as a director for thirty years, lives and is actively involved in the Lodi market area, and provides agricultural production and processing expertise to the Board.

Mr. Long has served as a director for seven years, lives and is actively involved in the Stockton market area, and provides small business expertise to the Board.

None of the Directors were selected pursuant to arrangements or understandings other than with the Directors and stockholders of the Company acting within their capacity as such. There are no family relationships among the Directors and executive officers, and none of the Directors serves as a Director of any company which has a class of securities registered under, or subject to periodic reporting requirements of, the Securities Exchange Act of 1934, as amended, or any company registered as an investment company under the Investment Company Act of 1940.

The Nominating Committee of the Board of Directors follows the Bank’s policy regarding diversity in identifying new director candidates. The Committee looks to establish diversity on the Board through a number of demographics, experiences, skills and viewpoints. The Committee believes that the current Board of Directors reflects diversity on a number of these factors.

EXECUTIVE OFFICERS

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Executive Officers and Directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive Officers, Directors and greater than ten percent stockholders are required by regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file. Based solely on the Company’s review of the copies of such forms it has received, the Company believes that all of its Executive Officers and Directors complied with all filing requirements applicable to them with respect to transactions during 2020. The Company has no greater than ten percent stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

Outside Directors of the Company receive compensation for services. Mr. Steinwert, who is an employee of the Company, receives no additional compensation for his role as a Director.

A Director of both the Company and Bank who is not an employee of the Company or Bank receives a $3,000 fee for each monthly Bank Board Meeting attended (as a Director of the Company only, Mr. Young receives $1,500 per meeting), and a $800 fee for each Committee Meeting attended (Committee Chairmen receive $1,000 with the exception of the Audit Committee Chairman who receives $1,200). In addition, each Director is eligible to receive an annual bonus and participate in the Equity Component of the Executive Retirement Plan (see “Executive Compensation Discussion and Analysis – Qualified and Non-Qualified Retirement Programs”).

Directors of the Company who are not employees of the Company or Bank (thus Mr. Steinwert is excluded) are compensated up to $550 per month to cover a portion of the cost of outside medical insurance.  Directors of the Company who are not employees of the Company or Bank do not participate in any retirement or medical plans. The summary compensation earned by each Director of the Company (other than Mr. Steinwert who is a Named Executive Officer) during 2020 is disclosed in the following “Director Compensation Table”.

2020 DIRECTOR COMPENSATION TABLE

Name	(1) Fees Earned or Paid in Cash ($)	(2) Stock Awards ($)	(2) Option Awards ($)	(5) Non-Equity Incentive Plan Compensation ($)	(3) Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	(4) All Other Compensation ($)	Total ($)
Kent A. Steinwert	$0	$0	$0	$0	$0	$0	$0
Stephenson K. Green	$64,600	$0	$0	$112,000	$0	$76,600	$253,200
Edward Corum, Jr. (6)	$108,000	$0	$0	$112,000	$0	$76,600	$296,600
Terrance A. Young (6)	$32,300	$0	$0	$88,000	$0	$56,300	$176,600
Kevin Sanguinetti	$64,200	$0	$0	$112,000	$0	$76,600	$252,800
Calvin (Kelly) Suess	$58,200	$0	$0	$112,000	$0	$76,600	$246,800
Gary J. Long	$55,000	$0	$0	$112,000	$0	$76,600	$243,600

(1) Mr. Kent Steinwert was an employee of the Company in 2020 and received no additional compensation for his services as a Director or Chairman of the Board.  Mr. Kent Steinwert is a Named Executive Officer and his compensation is listed in the Summary Compensation Table.

(2) The Company has no stock based award programs.

(3) The Company has no Defined Benefit Pension Program.  All earnings on Nonqualified Deferred Compensation Plan balances are assumed to be at market rates (see Footnote 4 in the Non-Qualified Deferred Compensation Table).

(4) All non-employee Directors received a $70,000 bonus in 2020 with the exception of Mr. Young who received $53,000. Non-employee Directors are compensated up to $550 per month towards the cost of outside medical insurance.

(5) Contributions to the Executive Retirement Plan - Equity Component. See Plan description in “Executive Compensation Discussion and Analysis - Qualified and Non-Qualified Retirement Programs” for further details.

(6) Mr. Corum is a member of the Loan Committee which meets weekly, resulting in his Fees Earned exceeding those of the other Directors whose Committee responsibilities are monthly in frequency. Mr. Young is a Director of the Company only (not the Bank) so his monthly fees are less than other Directors.

Executive Compensation Discussion and Analysis

Roles and Responsibilities

The Board of Directors, operating both on its own and through its Personnel Committee: (1) reviews the Company’s overall compensation strategies and practices; (2) reviews the employment contracts of all Named Executive Officers (the CEO, CFO and the 5 other most highly compensated executive officers); (3) annually establishes compensation levels and performance evaluation measures for the Chief Executive Officer (the CEO does not participate in these discussions) and the other Named Executive Officers.

The role of the Company’s management is to: (1) provide information, analysis and recommendations for the Personnel Committee’s consideration; and (2) manage the ongoing operations of the compensation program.

In fulfilling their duties, the Personnel Committee: (1) has the authority to retain and fund compensation consultants, independent legal counsel and other compensation advisors; (2) considers those factors that impact the independence of such advisors prior to their selection; and (3) periodically evaluates information obtained from independent sources regarding financial institutions that we compete against for talent. No outside compensation consultants or other advisors were used in 2020.

Executive Compensation Strategy and Programs

The objective of the Company’s compensation strategy is to attract and retain talented individuals who can implement the Company’s strategic plan and maximize long-term stockholder value.

In order to achieve these objectives, the Board has structured a compensation program that includes three major components: (1) annual base salary; (2) annual performance-based bonus; and (3) qualified and non-qualified retirement plans.

Say On Pay Vote

In accordance with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010:

1.
In the 2017 proxy statement the Company asked stockholders to provide advisory (non-binding) input with regard to the frequency of future stockholder advisory votes on the Company’s executive compensation programs. The results of this election were that 71.4% of stockholders voting approved three years as the frequency of future stockholder advisory votes.  The Dodd-Frank Act requires that this vote be taken at least once every six years.

2.
In the 2020 proxy statement the Company asked stockholders to provide advisory (non-binding) approval of executive compensation as described in the “Executive Compensation Discussion and Analysis” section of the 2020 proxy statement. The results of the election were that 86.6% of stockholders voting approved the Company’s current executive compensation. Based on this 2020 stockholder advisory vote the Board of Directors determined that no material changes were required to current compensation strategies and programs.

Performance Evaluation Measures

In evaluating the performance of each Named Executive Officer, the Personnel Committee considers a combination of objective and subjective factors, including the following:

1.
the Company’s annual financial performance (relative to both the current year’s budget and the overall performance of a select group of peer community banks as well as the community bank industry as a whole) as measured by Return on Assets; Return on Equity; Efficiency Ratios; and Net Income performance;

2.	progress towards achieving the Company’s strategic plan;

3.	results of the Company’s and Bank’s regulatory examinations; and

4.	current economic and industry conditions.

These performance measurement factors are evaluated at least annually. Both the annual budget and strategic plan are approved in advance by the Board of Directors and reevaluated during the year. The Board periodically evaluates information obtained from independent sources regarding financial institutions that we compete against for talent (which increasingly include regional and national banks and other financial services companies), and makes recommendations regarding changes to compensation programs.

Impact of Compensation Practices on the Company’s Risk Profile

The Company is a “traditional” community bank that generates the majority of its income from the margin generated between taking customer deposits and making customer loans. Furthermore, credit risk is centrally controlled as reflected by: (1) no branch employee has the authority to approve, board or advance funds on a loan; all loan actions must be approved by Credit Administration personnel, and the compensation of Credit Administration personnel is tied to loan quality, not loan volume or production; and (2) the Loan Committee, which includes one outside Director, must approve all loans over $2 million.

We do not have non-traditional fee-based or proprietary trading financial business units that could materially increase this risk profile. Nor do we have any business units where employees with loan approval authority generate any substantial amount of their total compensation based upon generating large volumes of activity or taking significant risks.

In order to ensure that the Company’s compensation strategies and programs do not result in inappropriate risk taking on the part of executive management, the Board has determined that:

1.
Annual Performance Based Bonuses must include consideration of the results of the Company’s and Bank’s regulatory examinations by the FRB, FDIC and California Department of Financial Protection & Innovation, all of which involve a review of the Company’s and Bank’s risk management practices and resulting risk profile.

2.
All parts of the Company’s non-qualified retirement programs are structured such that the benefits cannot be withdrawn by the participant, or paid out by the Company, until the participant retires. This results in a significant portion of each executive’s compensation remaining at risk during their employment, so as to encourage adopting a long-term perspective and conservative risk management practices. This is in contrast to most stock option plans where once the options vest they can be exercised and the stock sold, allowing participants to realize cash compensation based upon shorter-term financial results.

As a result, the Board has determined that the Company’s compensation practices are not likely to have a material adverse impact on the Company’s risk profile.

Annual Compensation Program

Base Salary and Annual Performance-Based Bonus

Each Named Executive Officer receives a monthly base salary and is eligible for an annual performance-based bonus. Given that at the present time the Company does not offer stock options or restricted stock compensation, in order to be competitive, total levels of Annual Compensation for each Named Executive Officer are targeted (assuming performance objectives are met) at the top range of financial institutions that we compete against for talent.

Salaries are determined largely based upon comparative industry data for: (1) positions of similar responsibility in California institutions that we compete against for talent; and (2) individuals with similar experience and expertise. Merit salary adjustments are evaluated periodically based on Company and individual performance. Goals and objectives are established annually for each officer with performance evaluated at least annually.

Annual bonus compensation is paid according to the Company’s Executive Management Incentive Compensation Plan. Bonus compensation is awarded based primarily on actual results against budgeted goals for the particular year including performance ratios and net income. Broad award guidelines are established annually for each level of management (these guidelines are currently 0-200% of base salary for the CEO and 0-125% of base salary for Executive Vice Presidents). The Board reserves some discretion with regard to these guidelines when: (1) the Company’s profit performance exceeds budget; (2) the Company’s profit performance exceeds other peer banking institutions in California; and/or (3) an individual’s performance in a given year was beyond expectation.

It is important to understand that the Company’s annual compensation program is not formula driven and relies substantially on subjective analysis. Executive Management is assigned specific performance goals and objectives on a yearly basis but these individual goals and objectives are not tied to specific targeted compensation levels. Performance evaluation measures are not prioritized or otherwise assigned a specific weighting. Indeed, some of the measures, such as results of regulatory examinations and local economic conditions, do not lend themselves to a weighted or formula approach.

Although the Board has established broad bonus payout guidelines, the Board has purposely avoided establishing either: (1) hard targets for any performance factors; or (2) a weighting or formula as to how much each performance factor will contribute to the ultimate annual bonus for each named executive officer. This philosophy has evolved based upon the Board’s belief that all banks operate in volatile financial markets amidst external conditions that Senior Management has little or no control over. Accordingly, before making annual bonus or other compensation decisions, it is important for the Board to evaluate and weight all key performance factors in the context of the current financial services environment and how Senior Management’s current year’s performance against those factors has influenced the Company’s progress toward achieving both short- and long-term financial goals.

Since the Company has consistently been one of the highest performing bank holding companies in California over the past 10 years, a reflection of what the Board considers well balanced compensation practices that caused Senior Management to carefully consider the risks it assumed in the context of long term financial performance, the Board believes that its approach to “pay-for-performance” has achieved, and will continue to achieve, the desired results.

Each Named Executive Officer’s salary and annual bonus amounts for the last three years are disclosed in the “Summary Compensation Table.” All base salaries and annual bonuses are paid in cash and fully expensed in the current year.

Qualified and Non-Qualified Retirement Programs

In developing the various parts of a long-term compensation program, the Board has determined that at the present time it will not seek stockholder approval to offer stock options or restricted stock awards as part of the compensation package. This decision has been made because the Board believes that it is important that all compensation should be: (1) fully transparent; (2) expensed in the year incurred; and (3) not have the potential for future dilution of stockholder value. However, recognizing that stock based incentives are a major compensation component of many of the Company’s competitors, the Board has developed what it believes is an effective and competitive retirement program.

The objectives of the Company’s retirement program are to: (1) successfully attract and retain talented individuals; and (2) align long-term compensation directly with stockholder interests by rewarding prudent risk taking and creation of long-term stockholder value through generation of high quality and sustainable financial performance.

The Company’s retirement program has been structured to provide benefits as follows:

1.	Profit Sharing Plan … which provides qualified retirement benefits.

2.	Executive Retirement Plan … which provides supplemental non-qualified retirement benefits and has the following components:

a.	Salary Component … which makes Plan contributions based upon each participant’s salary level;

b.	Performance Component … which makes Plan contributions based upon the Company’s long-term growth in net income and increase in market capitalization;

c.	Equity Component … which makes discretionary cash contributions based upon Board approval, and contributions are invested primarily in the stock of the Company; and

3.	Bank-Owned Life Insurance Program … which provides for a division of life insurance death proceeds between the Company and each participant’s designated beneficiary.

All of the Company’s qualified and non-qualified retirement plans are structured as defined contribution plans to avoid the uncertain future financial liabilities that can exist under defined benefit plans. The entire cost of these plans is expensed annually.

Qualified Profit Sharing Plan

Substantially all full-time employees of the Company, including each Named Executive Officer, participate in the Company’s qualified Profit Sharing Plan. Two levels of contributions are made to the Profit Sharing Plan: (1) contributions equal to 5% of eligible salaries (subject to Internal Revenue Service limits) calculated according to criteria set forth in the Plan; and (2) additional discretionary contributions authorized by the Board of Directors. None of these contributions are dependent upon the employee contributing to the Plan (i.e., the Plan does not require “matching”). Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested. Benefits under the Profit Sharing Plan are disclosed in the participant’s Company Contributions to Qualified Retirement and 401(k) Plans in the “All Other Compensation Table.”

Upon a Change in Control, each participant receives only those balances in their account, including any net earnings or losses thereon.

Non-Qualified Executive Retirement Plan

This Plan is a non-qualified plan where contributions cannot be withdrawn until the participant retires from the Company, and all contributions are subject to the claims of the Company's creditors in the event of insolvency. This results in a significant portion of each executive’s compensation remaining at risk during their employment, so as to encourage adopting a long-term perspective and conservative risk management practices. The Executive Retirement Plan is intended to be compliant with the provisions of Section 409A of the Internal Revenue Code. All balances are held in a Master Trust. General investment parameters are established by the Company, including allowable investment instruments and approved investment manager(s). Participants can then work with the investment managers(s) to request investment of their vested balances according to their own risk profile, with no guarantees of principal provided by the Company. Although contributions to the Equity Component of this Plan have always been invested primarily in the stock of the Company, in 2014 the Company began investing some level of the balances in other Plan components in the stock of the Company (see Note 16 to Item 8. - Financial Statements and Supplementary Data - in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020). The Board believes that this increased ownership further encourages key executives to operate consistent with long-term stockholder objectives.

Salary Component … to compensate for the contribution ceilings placed on all qualified retirement plans (which includes the Company’s Profit Sharing Plan) by the Internal Revenue Service, the Board developed the Salary Component to provide levels of total retirement compensation that are competitive in the banking industry. Each Named Executive Officer is eligible to participate in the Plan.

An account is established for each participant that is credited annually with a defined contribution determined based upon the individual’s compensation at the time they became a participant and the number of years of service remaining to age 65. The balance in each participant’s account is 0% vested during the first five years of employment and becomes fully vested after five years of employment. Benefits are disclosed in the participant’s Company Contributions to Non-Qualified Retirement Plans in the “All Other Compensation Table” as well as Registrant Contributions in Last Fiscal Year in the “Non-Qualified Deferred Compensation Table.”

Benefits under the Salary Component become payable to participants after either: (1) the participant has become vested and his or her employment at the Company terminates (including retirement); or (2) there has been a “Change in Control” as defined in the Plan.

Upon a Change in Control, each participant receives: (1) those amounts already contributed for past years of service including any net earnings or losses thereon; and (2) the present value (using a discount factor equal to the treasury rate for the remaining years to participant’s age 65) of forecasted contributions over the remaining years to participant’s age 65, which as of December 31, 2020 would be as follows: Ms. Skinner $1.55 million; and Mr. Smith $599 thousand.  Payments are made in accordance with prior participant elections made in compliance with IRC Section 409A.

Performance Component … to compensate for the lack of a stock option program, the Board developed the Performance Component to reward participants based upon the Company’s long-term growth in net income and market capitalization. Each Named Executive Officer is eligible to participate in the Plan.  Participants receive benefits based on the Company’s long-term cumulative profitability and the resulting impact on the increase in market capitalization in excess of the increase in book value. Participants do not receive compensation for increases in market capitalization above a P/E ratio of 20 times EPS.

Contributions are calculated using a bonus factor or “carry” determined by the Personnel Committee for each participant (currently 2.90% for the President and C.E.O. and up to 1.00% for each Executive Vice President). The total “carry” for all current program participants is 5.95%.

Benefits under to the Performance Component vest 50% during the first year of participation, and 50% during the second year of participation. Benefits are disclosed in the participant’s Company Contributions to Non-Qualified Retirement Plans in the “All Other Compensation Table” as well as Registrant Contributions in Last Fiscal Year in the “Non-Qualified Deferred Compensation Table.”

Benefits under the Performance Component become payable to participants after either: (1) the participant has become vested and his or her employment at the Company terminates (including retirement); or (2) there has been a “Change in Control” as defined in the Plan.

Upon a Change in Control, each participant receives: (1) those amounts already contributed for past years of service including net earnings or losses thereon; and (2) an amount equal to the difference (if any) between the purchase price and twenty times EPS which as of December 31, 2020 would be zero for all Named Executive Officers. Payments are made in accordance with prior participant elections made in compliance with IRC Section 409A.

Equity Component … to encourage key executives to adopt a long-term perspective and conservative risk management practices consistent with stockholder objectives, the Board developed the Equity Component where cash contributions to the plan are invested primarily in Company stock.

Each Named Executive Officer is eligible to participate in the Plan, along with members of the Board of Directors. Plan contributions are discretionary, subject to Board of Directors approval. Plan balances are held in a Master Trust with the trustee responsible for investing these balances in a mix of Company stock and liquid assets.

Benefits under the Equity Component immediately vest when awarded. Benefits are disclosed in the participant’s Company Contributions to Non-Qualified Retirement Plans in the “All Other Compensation Table” as well as Registrant Contributions in Last Fiscal Year in the “Non-Qualified Deferred Compensation Table.”

Benefits under the Equity Component become payable to participants after either: (1) the participant’s employment at the Company terminates (including retirement); or (2) there has been a “Change in Control” as defined in the Plan.

Upon a Change in Control, each participant receives only those balances in their account, including any net earnings or losses thereon.

This plan component is not a “stock option or other stock-based compensation program”, rather it is a deferred compensation program where cash contributions made by the Company are invested by the independent trustee of the Master Trust primarily in Company stock. Participants have no voting rights in the shares until post-retirement distributions are made.

Bank-Owned Life Insurance Program

The Company has a Bank-Owned Life Insurance (“BOLI”) program under which it has purchased single premium life insurance policies on the lives of the Named Executive Officers as well as certain other senior officers of the Company. The Company is both the owner of, and beneficiary under, the policies. These policies provide: (1) financial protection to the Company in the event of the death of an officer and; (2) significant income to the Company to offset the expense associated with the Company’s employee benefits since the interest earned on the cash surrender value of the policies is tax free as long as the policies are used to finance employee benefits.

As compensation to each participant for agreeing to allow the Company to purchase an insurance policy on his or her life, split dollar agreements have been entered into with each participant. These agreements provide for a division of the life insurance death proceeds between the Company and each participant’s designated beneficiary or beneficiaries. Participants have an interest only in the death benefits of the policies, not in any cash surrender value that exists prior to death. Participants fully vest in their split dollar agreements after eight years of service or upon a Change in Control. If the participant leaves the employ of the Company after vesting occurs (other than as part of a Change in Control) they cannot become employed by another financial institution and retain their vesting. The dollar value of premiums relating to that portion of the death proceeds that would be payable to the participant’s beneficiary or beneficiaries in the event of his or her death, as well as the tax gross-up payments related thereto, are disclosed in the participant’s Tax Reimbursements in the “All Other Compensation Table.”

Post-Termination Compensation

The Company’s approach to post-termination compensation depends upon the circumstances surrounding the Named Executive Officer’s termination and has been designed by the Board to be competitive with industry-wide practices in order to attract and retain key executives.

1.
If the Named Executive Officer takes retirement, or their employment is terminated due to death or disability, no supplemental payments are made. They are entitled to all vested balances in qualified and non-qualified plans (see “Deferred Compensation Table”), and in the case of death, their designated beneficiaries would be entitled to their split dollar life insurance death benefits.

2.
If the Named Executive Officer is terminated for cause, all benefits in the Company’s non-qualified Executive Retirement Plan, whether vested or not, are forfeited in their entirety. No other payments are made, but the Named Executive Officer is entitled to all vested balances in the qualified Profit Sharing Plan.

3.
If the Named Executive Officer is terminated without cause, the terms of each individual’s employment contract call for the Company to provide lump sum payments of up to a maximum of two years’ “Total” compensation as reported in the “Summary Compensation Table”. In addition they are entitled to all vested balances in qualified and non-qualified plans (see “Deferred Compensation Table”).

4.
In the case of a Change in Control the Company has “single trigger” clauses in each Named Executive Officer’s employment contract. This means that termination payments are made regardless of whether the Named Executive Officer remains in the employ of the buyer. In addition to all vested balances in qualified and non-qualified plans (see “Deferred Compensation Table”), each Named Executive Officer is eligible to receive lump sum payments of: (1) up to a maximum of two years’ “Total” compensation as reported in the “Summary Compensation Table”; (2) a transaction bonus (which range up to $250,000 per Named Executive Officer); (3) three years’  medical premiums (which range up to $115,000 per Named Executive Officer); (4) accelerated benefits under the Executive Retirement Plan – Salary Component as more fully described under “Non-Qualified Executive Retirement Plan”; and (5) tax gross-up payments to cover excise taxes under IRC Section 280G which as of December 31, 2020 are estimated as follows: Mr. Steinwert $0; Mr. Haley $0; Ms. Skinner $0; Mr. Smith $0; Mr. Colombini $0; Mr. Misasi $0; and Mr. Zitterow $0.

Employment Contracts

The Company has employment agreements with each of its Named Executive Officers. These agreements are generally structured for an initial three year period and then renew automatically for successive two year terms unless terminated by either party. The agreements provide for (i) a base salary (see “Summary Compensation Table”), (ii) salary increases at the discretion of the Board of Directors based upon performance, (iii) participation in the Company’s annual performance-based bonus program, (iv) participation in certain non-qualified deferred compensation and retirement plans, (v) use of a Company-owned automobile or automobile allowance, and (vi) certain insurance benefits. Under certain circumstances, in the event of termination of employment, each Named Executive Officer may be entitled to receive severance compensation (see “Post Termination Compensation”).

Report of the Personnel Committee of the Board of Directors on Executive Compensation

The Personnel Committee has reviewed the Compensation Discussion & Analysis included herein with management and based upon those reviews and discussions has recommended to the Board of Directors that the Compensation Discussion & Analysis be included in this Amendment No. 1 to the Company’s annual report on Form 10-K.

Respectfully Submitted,

Edward Corum Jr., Chairman	Stephenson K. Green	Kevin Sanguinetti
Compensation Committee Interlocks and Insider Participation

Messrs. Sanguinetti, Corum and Green served in 2020 as members of the Personnel Committee. Each of the Directors serving on the Personnel Committee has been determined by the Board of Directors to be “independent” as such term is defined by Rule 5605(a)(2) of the Nasdaq’s current listing rules. During 2020, certain members of the Personnel Committee had loans or other extensions of credit outstanding from the Bank. These loans were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers not related to the Company or Bank. These loans are exempt from the loan prohibitions of the Sarbanes-Oxley Act of 2002 and did not involve more than the normal risk of collection or have other unfavorable features.

Executive Officer Compensation

The following tables provide details regarding the various forms of remuneration paid by the Company for the services performed in all capacities by each Named Executive Officer.

Since the Company does not offer: (1) stock options or other stock-based compensation; or (2) defined benefit plans, the following tables are not included herein: Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal Year-End, Option Exercises and Stock Vesting and Pension Benefits.

Pay Ratio Disclosure

Pursuant to Item 402 of Regulation S-K the Company is required to disclose: (1) the median of the annual “total compensation” (defined as Wages, Tips and Other Compensation as reported in Box 1 of a W-2 form plus any fringe benefits not subject to federal income tax) of all employees (defined as those employees on the payroll as of December 31st of the year) except the Principal Executive Officer (Mr. Steinwert), which during 2020 was $72,161; and (ii) the ratio of the Principal Executive Officer’s total compensation (as reported on the Summary Compensation Table) to the median annual total compensation of all employees except the Principal Executive Officer, which during 2020 was 64.1 to 1.

To determine the median of the annual total compensation of all employees of the Company (other than our Principal Executive Officer), we identified our total employee population as of December 31, 2020, which consisted of 383 individuals. As permitted by the disclosure rules, we annualized the compensation for any employees that were not employed by us for all of 2020. To identify the “median employee” we conducted a full analysis of this employee population, without the use of statistical sampling. After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the 2020 Summary Compensation Table.

2020 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	(1) Salary ($)	(1) Bonus ($)	(2) Stock Awards ($)	(2) Option Awards ($)	(3) Non-Equity Incentive Plan Compensation ($)	(3) Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	(4) All Other Compensation ($)	Total ($)
Kent A. Steinwert Chairman, President, Chief Executive Officer of the Company & Bank	2020	$915,653	$1,200,000	$0	$0	$0	$0	$2,506,467	$4,622,120
	2019	$854,547	$1,100,000	$0	$0	$0	$0	$2,663,151	$4,617,698
	2018	$811,369	$1,100,000	$0	$0	$0	$0	$2,315,200	$4,226,569

Stephen W. Haley Executive Vice President, Chief Financial Officer, Secretary of the Company & Bank	2020	$360,000	$420,000	$0	$0	$0	$0	$898,147	$1,678,147
	2019	$345,417	$380,000	$0	$0	$0	$0	$1,016,264	$1,741,681
	2018	$335,000	$350,000	$0	$0	$0	$0	$871,133	$1,556,133

Jay J. Colombini Executive Vice President, Wholesale Banking Manager of the Bank	2020	$337,083	$350,000	$0	$0	$0	$0	$457,723	$1,144,806
	2019	$325,833	$320,000	$0	$0	$0	$0	$449,608	$1,095,441
	2018	$285,000	$280,000	$0	$0	$0	$0	$423,147	$988,147

Deborah E. Skinner Executive Vice President, Chief Administrative Officer of the Bank	2020	$368,307	$435,000	$0	$0	$0	$0	$775,156	$1,578,463
	2019	$370,307	$400,000	$0	$0	$0	$0	$810,067	$1,580,374
	2018	$332,538	$350,000	$0	$0	$0	$0	$756,927	$1,439,465

Kenneth W. Smith Executive Vice President, Senior Credit Officer of the Company & Bank	2020	$372,000	$350,000	$0	$0	$0	$0	$726,991	$1,448,991
	2019	$357,417	$330,000	$0	$0	$0	$0	$740,337	$1,427,754
	2018	$347,000	$300,000	$0	$0	$0	$0	$717,396	$1,364,396

Ryan J. Misasi Executive Vice President, Retail Banking Manager of the Bank	2020	$309,554	$300,000	$0	$0	$0	$0	$402,637	$1,012,191
	2019	$290,425	$250,000	$0	$0	$0	$0	$359,678	$900,103
	2018	$280,008	$200,000	$0	$0	$0	$0	$325,828	$805,836

David M. Zitterow Executive Vice President, Wholesale Banking Manager of the Bank	2020	$318,923	$220,000	$0	$0	$0	$0	$322,647	$861,570
	2019	$303,564	$210,000	$0	$0	$0	$0	$316,411	$829,975
	2018	$292,000	$200,000	$0	$0	$0	$0	$227,806	$719,806

(1) Includes base salary, unused vacation pay, car allowance and annual bonus.   See Annual Compensation Program and Employment Contracts.

(2) The Company has no stock based award programs.

(3) The Company has no Defined Benefit Pension Program.  All earnings on Non-Qualified Deferred Compensation Plan balances are assumed to be at market rates (see Footnote 4 in the Non-Qualified Deferred Compensation Table).

(4) See All Other Compensation Table for additional details.

2020 ALL OTHER COMPENSATION TABLE

Name	Year	(1) Personal Use of Company Car ($)	(2) Tax Reimbursements ($)	Insurance Premiums ($)	Club Dues ($)	(3) Company Contributions to Non-Qualified Retirement Plans ($)	(4) Company Contributions to Retirement & 401(k) Plans ($)	Total ($)
Kent A. Steinwert	2020	$4,247	$22,399	$3,017	$7,894	$2,438,949	$29,961	$2,506,467
	2019	$1,193	$20,709	$3,383	$7,555	$2,600,983	$29,328	$2,663,151
	2018	$2,111	$26,658	$3,749	$7,791	$2,246,484	$28,407	$2,315,200

Stephen W. Haley	2020	$10,107	$15,093	$3,383	$0	$839,603	$29,961	$898,147
	2019	$10,687	$12,438	$3,749	$0	$960,062	$29,328	$1,016,264
	2018	$9,844	$21,968	$3,810	$0	$807,104	$28,407	$871,133

Jay J. Colombini	2020	$5,801	$1,256	$1,290	$0	$419,415	$29,961	$457,723
	2019	$5,291	$1,165	$1,290	$0	$412,534	$29,328	$449,608
	2018	$1,896	$1,256	$1,290	$0	$390,298	$28,407	$423,147

Deborah E. Skinner	2020	$7,150	$7,859	$1,290	$0	$728,896	$29,961	$775,156
	2019	$7,171	$6,952	$1,290	$0	$765,326	$29,328	$810,067
	2018	$4,254	$7,034	$1,290	$0	$715,942	$28,407	$756,927

Kenneth W. Smith	2020	$0	$6,595	$1,980	$0	$688,455	$29,961	$726,991
	2019	$0	$6,238	$1,980	$0	$702,791	$29,328	$740,337
	2018	$0	$6,544	$1,290	$0	$681,155	$28,407	$717,396

Ryan J. Misasi	2020	$4,519	$0	$300	$12,956	$354,901	$29,961	$402,637
	2019	$2,202	$0	$300	$4,070	$323,778	$29,328	$359,678
	2018	$2,342	$0	$300	$0	$294,779	$28,407	$325,828

David M. Zitterow	2020	$0	$0	$450	$12,316	$279,920	$29,961	$322,647
	2019	$0	$0	$450	$11,610	$275,023	$29,328	$316,411
	2018	$0	$0	$450	$12,438	$186,511	$28,407	$227,806

(1) Certain executives receive a car allowance as opposed to the use of a company car.  Car allowance amounts are included in Salary in the Summary Compensation Table.

(2) Represent tax gross-up payments to reimburse executive for split-dollar life insurance premiums under the Company’s BOLI program.

(3) Includes Non-Qualified Executive Retirement Plan contributions for the current year.  See Plan description in Executive Compensation Discussion and Analysis - Qualified and Non-Qualified Retirement Programs for further details.  Investment earnings or losses generated from investing prior year balances are reflected in the Non-Qualified Deferred Compensation Table.

(4) Includes contributions to the Company’s Profit Sharing Plan.

2020 NON-QUALIFIED DEFERRED COMPENSATION TABLE
(Includes both vested and unvested balances - see Footnote 1)

				Aggregate Plan Balances at Last Fiscal Year-End
Name	(2) Executive Voluntary Deferrals of Salary and Bonus in Last Fiscal Year ($)	(3) Company Contributions in Last Fiscal Year ($)	(4) Aggregate Investment Earnings (Losses) in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	(2) (5) Executive Voluntary Deferrals of Salary and Bonus ($)	(3) (5) Company Contributions ($)	Total of Executive Voluntary Deferrals and Company Contributions ($)
Kent A. Steinwert	$0	$2,438,949	$432,196	$0	$0	$26,815,370	$26,815,370
Stephen W. Haley	$0	$839,603	$121,602	$0	$0	$8,859,059	$8,859,059
Jay J. Colombini	$0	$419,415	$22,823	$0	$0	$2,485,082	$2,485,082
Deborah E. Skinner	$0	$728,896	$382,475	$0	$0	$8,091,763	$8,091,763
Ryan J. Misasi	$0	$354,901	$89,850	$0	$0	$2,106,580	$2,106,580
Kenneth W. Smith	$0	$688,455	$158,516	$0	$0	$6,834,168	$6,834,168
David M. Zitterow	$0	$279,920	$15,621	$0	$0	$841,137	$841,137

(1) The Company expenses all deferred compensation in the year earned, even if it is not yet vested.  As of December 31, 2020 all balances were vested with the exception of Jay Colombini ($16,088).   See Post Termination Compensation for details regarding unvested balances upon the occurrence of certain triggering events.

(2) Includes voluntary deferrals of earned salary or annual bonus.  The Company's Deferred Compensation Plan was terminated in 2016 and all balances distributed to participants.

(3) Includes Company contributions.  See Non-Qualified Executive Retirement Plan for details regarding the types of compensation deferred, measures of calculating plan earnings and terms of payouts, withdrawals and other distributions. Current year contributions are included in the All Other Compensation Table.

(4) All balances are held in a Master Trust which is subject to the claims of the Company's creditors in the event of insolvency.  General investment parameters are established by the Company, including allowable investment instruments and approved investment manager(s).  Participants can then work with the investment manager(s) to request investment of their vested balances according to their own risk profile, with no guarantees of principal provided by the Company.

(5) Represents the cumulative amount of the current and all previous years' contributions and earnings or losses.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

To the knowledge of the Company, as of April 22, 2021, no person or entity was the beneficial owner of more than five percent (5%) of the outstanding shares of the Company’s common stock except as set forth in the following tables. For the purpose of this disclosure and the disclosure of ownership shares by management, shares are considered to be “beneficially” owned if the person has or shares the power to vote or direct the voting of the shares, the power to dispose of or direct the disposition of the shares, or the right to acquire beneficial ownership (as so defined) within 60 days of April 22, 2021.  The percentage ownership data is based on 789,646 shares of our common stock outstanding at April 22, 2021.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Cortopassi Family Trust and Cortopassi Partners 11292 N. Alpine Road Stockton, CA 95212	50,650	6.41%

Common Stock	Sheila M. Wishek (1) 111 West Pine Street Lodi, CA, 95240	40,150	5.08%

(1) Mail should be sent to this individual at the Company’s address marked “c/o Stockholder Relations.”

The following table shows the number of common shares and the percentage of the total shares of common stock of the Company beneficially owned by each of the current Directors, by the Named Executive Officers and by all Directors and Named Executive Officers of the Company and of the Bank as a group, as of April 22, 2021.

Name and Address of Beneficial Owner (1)	Amount of Common Stock Owned and Nature of Beneficial Ownership (2)	Percent of Class

Edward Corum, Jr.	2,012	*
Stephen W. Haley	4,809	*
Deborah E. Skinner	4,319	*
Stephenson K. Green	607	*
Terrence A. Young	462	*
Kevin Sanguinetti	7,624	*
Kenneth W. Smith	3,641	*
Kent A. Steinwert	31,120	3.94%
David M. Zitterow	641	*
Jay J. Colombini	4,871	*
Calvin (Kelly) Suess	3,551	*
Gary J. Long	1,740	*
Ryan J. Misasi	1,969	*

All Directors and Named Executive Officers as a group (13 persons)	67,366	8.53%

*	Indicates less than 1%.
(1)	Mail should be sent to these individuals at the Company’s address marked “c/o Stockholder Relations.”
(2)	Shares are beneficially owned, directly and indirectly, together with spouses, and, unless otherwise indicated, holders share voting power with their spouses. None of the shares are pledged.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

Certain Directors and Named Executive Officers of the Bank and the Company and corporations and other organizations associated with them and members of their immediate families were customers of and engaged in banking transactions, including loans, with the Bank in the ordinary course of business in 2020. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers not related to the Company or Bank. These loans did not involve more than the normal risk of collection or have other unfavorable features. All Director and Named Executive Officer loans must be approved by the Board of Directors. With the exception of the previous banking transactions, the Company had no Related Person Transactions as defined by Item 407(a) of Regulation S-K with its Directors or Named Executive Officers.

Director Independence

The Company uses Rule 5605(a)(2) of the Nasdaq’s current listing rules to determine whether a Director is independent. With the exception of Mr. Steinwert who is currently an employee of the Company, all Directors are considered to be “independent.” For more information about factors considered, see Item 10 of this Amendment.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Moss Adams LLP for performance of the audit and review of the Company’s quarterly and annual financial statements for fiscal year 2019 were $259,900 and fiscal year 2020 were $305,000.

Audit-Related Fees

The aggregate fees billed by Moss Adams LLP  for services that were reasonably related to the performance of the audit and review of the Company’s quarterly and annual financial statements for  fiscal year 2019 were $40,019 and fiscal year 2020 were $39,492.

Tax Fees

The aggregate fees billed by Moss Adams LLP for professional services for tax compliance, tax advice and tax planning for fiscal year 2019 were $59,595 and fiscal year 2020 were $37,957.

All Other Fees

There were no other fees billed by Moss Adams LLP in 2019 or 2020.

Pre-approval of Services by the Company’s External Auditor

The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by the Company’s external auditor. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its independent auditor and consider, and if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Audit Committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.

Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided by its external auditor.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp
(Registrant)

	By	/s/ Stephen W. Haley

Dated: April 27, 2021		Stephen W. Haley
Executive Vice President &
Chief Financial Officer