Form 10-Q
period 2021-03-31
FARMERS & MERCHANTS BANCORP
filed 2021-05-10
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of shares of common stock of the registrant 789,646 outstanding as of May 7, 2021.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FARMERS & MERCHANTS BANCORP
Condensed Consolidated Balance Sheets

(in thousands except share data)
Assets	March 31, 2021 (Unaudited)	December 31, 2020	March 31, 2020 (Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$58,883	$66,327	$57,304
Interest Bearing Deposits with Banks	434,524	317,510	225,656
Total Cash and Cash Equivalents	493,407	383,837	282,960

Investment Securities:
Available-for-Sale, at Fair Value	560,973	807,732	532,246
Held-to-Maturity, fair value $374,828, $70,049 and $59,503, respectively	385,054	68,933	58,701
Total Investment Securities	946,027	876,665	590,947

Loans & Leases:	3,111,011	3,099,592	2,670,109
Less: Allowance for Credit Losses	60,175	58,862	54,824
Loans & Leases, Net	3,050,836	3,040,730	2,615,285

Premises and Equipment, Net	49,585	50,147	45,910
Bank Owned Life Insurance, Net	69,762	69,235	67,657
Interest Receivable and Other Assets	124,842	129,839	117,682
Total Assets	$4,734,459	$4,550,453	$3,720,441

Liabilities
Deposits:
Demand	$1,529,753	$1,475,425	$1,009,561
Interest Bearing Transaction	979,185	902,487	695,283
Savings and Money Market	1,315,700	1,260,487	1,028,681
Time	416,576	421,868	521,748
Total Deposits	4,241,214	4,060,267	3,255,273

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	56,965	56,211	60,628
Total Liabilities	4,308,489	4,126,788	3,326,211

Shareholders’ Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 789,646, 789,646 and 793,556, Shares Issued and Outstanding at March 31, 2021, December 31, 2020 and March 31, 2020, Respectively	8	8	8
Additional Paid-In Capital	77,516	77,516	80,350
Retained Earnings	349,790	333,070	300,158
Accumulated Other Comprehensive (Loss) Income, Net of Taxes	(1,344)	13,071	13,714
Total Shareholders’ Equity	425,970	423,665	394,230
Total Liabilities and Shareholders’ Equity	$4,734,459	$4,550,453	$3,720,441

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP

Condensed Consolidated Statements of Income (Unaudited)

(in thousands except per share data)	Three Months Ended March 31,
	2021	2020
Interest Income
Interest and Fees on Loans & Leases	$37,087	$34,160
Interest on Deposits with Banks	103	947
Interest on Investment Securities:
Taxable	3,804	3,152
Exempt from Federal Tax	423	430
Total Interest Income	41,417	38,689

Interest Expense
Deposits	1,237	3,144
Subordinated Debentures	79	119
Total Interest Expense	1,316	3,263

Net Interest Income	40,101	35,426
Provision for Credit Losses	1,250	-
Net Interest Income After Provision for Credit Losses	38,851	35,426

Non-Interest Income
Service Charges on Deposit Accounts	638	920
Net Gain on Sale of Investment Securities	1,840	13
Increase in Cash Surrender Value of Bank Owned Life Insurance	526	509
Debit Card and ATM Fees	1,579	1,277
Net Gain (Loss) on Deferred Compensation Investments	3,540	(662)
Other	1,602	870
Total Non-Interest Income	9,725	2,927

Non-Interest Expense
Salaries and Employee Benefits	16,740	14,880
Net Gain (Loss) on Deferred Compensation Investments	3,540	(662)
Occupancy	1,231	1,106
Equipment	1,224	1,168
Marketing	188	245
Legal	111	30
FDIC Insurance	287	-
Other	3,042	3,023
Total Non-Interest Expense	26,363	19,790

Income Before Provision for Income Taxes	22,213	18,563
Provision for Income Taxes	5,500	4,441
Net Income	$16,713	$14,122
Basic and Diluted Earnings Per Common Share	$21.17	$17.80

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net Income	$16,713	$14,122

Other Comprehensive Income
Increase in Net Unrealized (Loss) Gain on Available-for-Sale Securities	(18,566)	14,790
Deferred Tax Benefit Related to Unrealized (Loss) Gains	5,489	(4,372)
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities	(1,840)	(13)
Deferred Tax Benefit Related to Reclassification Adjustment	544	4
Amortization of Unrealized (Loss) on Securities Transferred from Available-for-Sale to Held-to-Maturity	(58)	-
Deferred Tax Benefit Related to (Loss) on Securities Transferred	16	-
Total Other Comprehensive Income	(14,415)	10,409
Comprehensive Income	$2,298	$24,531

The accompanying notes are an integral part of these unaudited consolidated financial statements

Farmers & Merchants Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity  (Unaudited)

(in thousands except share data)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain / (Loss) net	Total Shareholders’ Equity
Balance, December 31, 2019	793,033	$8	$79,947	$286,036	$3,305	$369,296
Net Income		-	-	14,122	-	14,122
Issuance of Common Stock	523	-	403	-	-	403
Other Comprehensive Income		-	-	-	10,409	10,409
Balance, March 31, 2020	793,556	$8	$80,350	$300,158	$13,714	$394,230

Balance, December 31, 2020	789,646	$8	$77,516	$333,070	$13,071	$423,665
Net Income		-	-	16,713	-	16,713
Cash Dividends Returned		-	-	7	-	7
Other Comprehensive Income		-	-	-	(14,415)	(14,415)
Balance, March 31, 2021	789,646	$8	$77,516	$349,790	$(1,344)	$425,970

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Condensed Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months
	Ended March 31,
(in thousands)	2021	2020
Operating Activities:
Net Income	$16,713	$14,122
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	1,250	-
Depreciation and Amortization	660	709
Net Amortization/Accretion of Investment Security Premiums & Discounts	407	125
Amortization of Core Deposit Intangible	153	157
Accretion of Discount on Acquired Loans	(16)	(90)
Net Gain on Sale of Investment Securities	(1,840)	(13)
Net Change in Operating Assets & Liabilities:
Net Decrease in Interest Receivable and Other Assets	10,308	8,718
Net Increase (Decrease) in Interest Payable and Other Liabilities	1,386	(3,417)
Net Cash Provided by Operating Activities	29,021	20,311
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(199,440)	(67,661)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	110,388	57,595
Purchase of Investment Securities Held-to-Maturity	(3,211)	(2,380)
Proceeds from Matured or Called Securities Held-to-Maturity	3,930	3,904
Net Loans & Leases Paid, Originated or Acquired	(11,340)	2,820
Additions to Premises and Equipment, Net	(100)	(1,352)
Purchase of Other Investments	(632)	(2,289)
Net Cash Used in Investing Activities	(100,405)	(9,363)
Financing Activities:
Net Increase (Decrease) in Deposits	180,947	(22,746)
Cash Dividends Returned	7	-
Net Cash Provided by (Used in) Financing Activities	180,954	(22,746)
Net Change in Cash and Cash Equivalents	109,570	(11,798)
Cash and Cash Equivalents at Beginning of Period	383,837	294,758
Cash and Cash Equivalents at End of Period	$493,407	$282,960
Supplementary Data
Cash Payments Made for Income Taxes	$-	$3
Issuance of Common Stock to the Bank’s Non-Qualified Retirement Plans	$-	$403
Interest Paid	$1,943	$3,628
Supplementary Noncash Disclosure
Investment Securities Available-for-Sale Transferred to Held-to-Maturity	$316,925	$-

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K, as amended (“2020 Annual Report on Form 10-K”), for the year ended December 31, 2020 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Accounting Guidance Pending Adoption at March 31, 2021
The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. During 2019, the Company completed an assessment of its current expected credit losses (CECL) data and system needs, and engaged a third-party vendor to assist in developing a CECL model. The Company, in conjunction with this vendor, researched and analyzed modeling standards, loan segmentation, as well as potential external inputs to supplement our historical loss history. Model validation began in the third quarter of 2019, enabling the Company to complete parallel runs using data beginning with the second quarter of 2019.

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

Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company has defined cash and cash equivalents as those amounts included in the balance sheet captions Cash and Due from Banks, Interest Bearing Deposits with Banks and Federal Funds Sold, which have original maturity dates of three months or less. For these instruments, the carrying amount is a reasonable estimate of fair value.

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

Transfers of debt securities from the available-for-sale category to the held-to-maturity category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer remains in accumulated other comprehensive income and in the carrying value of the held-to-maturity investment security. Premiums or discounts on investment securities are amortized or accreted using the effective interest method over the life of the security as an adjustment of yield. Unrealized holding gains or losses that remain in accumulated other comprehensive income are amortized or accreted over the remaining life of the security as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount.

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

Equity securities are carried at fair value with changes in market value recognized through earnings.

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

At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s and Bank’s regulators, including the Federal Reserve Board (“FRB”), the California Department of Financial Protection and Innovation (“DFPI”) and the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

At March 31, 2021 and 2020, the Company has no material uncertain tax positions and recognized no interest or penalties. The Company’s policy is to recognize interest and penalties related to income taxes in the provision for income taxes in the Consolidated Statement of Income.

Basic and Diluted Earnings Per Common Share
The Company’s common stock is not traded on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB”. The shares are primarily held by local residents and are not actively traded. Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore, there is no difference between presentation of diluted and basic earnings per common share. See Note 9 – “Dividends and Basic and Diluted Earnings Per Common Share” for additional information.

Segment Reporting
The “Segment Reporting” topic of the FASB ASC 280 requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a holding company for a community bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

Comprehensive Income
The “Comprehensive Income” topic of the FASB ASC 220 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income refers to revenues, expenses, gains, and losses that U.S. GAAP recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income includes net income and changes in fair value of its available-for-sale investment securities, and amortization of net unrealized gains or losses on securities transferred from available-for-sale to held-to-maturity, net of related taxes.

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

At March 31, 2021, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Core Deposit Intangible Amortization	$459	$593	$573	$549	$522	$1,165	$3,861

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

On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law and was amended and extended by the Consolidated Appropriations Act of 2021 (“H.R. 133”) on December 21, 2020. Through this legislation, as well as related federal and state regulatory actions, the federal government has taken extraordinary efforts to provide financial assistance to individuals and companies to help them move through these difficult times. However, there are no guaranties how long the COVID-19 virus may continue to impact our economy, and therefore, the Company.

While we expect the effects of COVID-19 to have an adverse future impact on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at the current time.

3. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows (in thousands):

	Amortized	Gross Unrealized		Fair
March 31, 2021	Cost	Gains	Losses	Value
US Treasury Notes	$14,885	$348	$-	$15,233
US Government Agency SBA	7,894	1	86	7,809
Mortgage Backed Securities (1)(2)	494,399	8,192	10,080	492,511
Corporate Securities	44,998	488	711	44,775
Other	645	-	-	645
Total	$562,821	$9,029	$10,877	$560,973

	Amortized	Gross Unrealized		Fair
December 31, 2020	Cost	Gains	Losses	Value
US Treasury Notes	$14,859	$429	$-	$15,288
US Government Agency SBA	8,252	1	93	8,160
Mortgage Backed Securities (1)	720,562	17,359	48	737,873
Corporate Securities	45,010	927	18	45,919
Other	492	-	-	492
Total	$789,175	$18,716	$159	$807,732

	Amortized	Gross Unrealized		Fair
March 31, 2020	Cost	Gains	Losses	Value
US Treasury Notes	$14,777	$622	$-	$15,399
US Government Agency SBA	10,043	9	98	9,954
Mortgage Backed Securities (1)	482,439	18,945	8	501,376
Other	5,517	-	-	5,517
Total	$512,776	$19,576	$106	$532,246

(1) All Mortgage Backed Securities were issued by an agency or government sponsored entity of the U.S. Government.
(2) During Q1 2021, the Company transferred $316.9 million of AFS securities to HTM.

The amortized cost, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Amortized	Gross Unrealized		Fair
March 31, 2021	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$70,454	$905	$-	$71,359
Mortgage Backed Securities (1)(2)	314,600	-	11,131	303,469
Total	$385,054	$905	$11,131	$374,828

	Amortized	Gross Unrealized		Fair
December 31, 2020	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$68,933	$1,116	$-	$70,049
Total	$68,933	$1,116	$-	$70,049

	Amortized	Gross Unrealized		Fair
March 31, 2020	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$58,701	$812	$10	$59,503
Total	$58,701	$812	$10	$59,503

(1) All Mortgage Backed Securities were issued by an agency or government sponsored entity of the U.S. Government.
(2) During Q1 2021, the Company transferred $316.9 million of AFS securities to HTM.

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain MBS securities. During the first quarter of 2021, we transferred $316.9 million of these securities, which we intend and have the ability to hold to maturity, from available-for-sale securities to held-to-maturity at fair value. The unrealized pre-tax loss of $2,000 at the date of transfer remained in accumulated other comprehensive income and is amortized over the remaining lives of the securities.

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at March 31, 2021 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
March 31, 2021	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$5,642	$5,650	$8,152	$8,152
After one year through five years	32,404	32,682	5,542	5,582
After five years through ten years	23,307	23,143	22,277	23,052
After ten years	7,069	6,987	34,483	34,573
	68,422	68,462	70,454	71,359

Investment securities not due at a single maturity date:
Mortgage-backed securities	494,399	492,511	314,600	303,469

Total	$562,821	$560,973	$385,054	$374,828

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
March 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Government Agency SBA	$505	$1	$7,028	$85	$7,533	$86
Mortgage Backed Securities	277,832	10,077	173	3	278,005	10,080
Corporate Securities	31,958	711	-	-	31,958	711
Total	$310,295	$10,789	$7,201	$88	$317,496	$10,877

Securities Held-to-Maturity
Mortgage Backed Securities	303,275	11,131	-	-	303,275	11,131
Total	$303,275	$11,131	$-	$-	$303,275	$11,131

	Less Than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Government Agency SBA	$1,741	$3	$6,126	$90	$7,867	$93
Mortgage Backed Securities	20,142	45	177	3	20,319	48
Corporate Securities	4,041	18	-	-	4,041	18
Total	$25,924	$66	$6,303	$93	$32,227	$159

There were no HTM investments with gross unrealized losses at December 31, 2020.

	Less Than 12 Months		12 Months or More		Total
March 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
US Government Agency SBA	$2,458	$5	$4,674	$93	$7,132	$98
Mortgage Backed Securities	1,503	2	255	6	1,758	8
Total	$3,961	$7	$4,929	$99	$8,890	$106

Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$728	$10	$-	$-	$728	$10
Total	$728	$10	$-	$-	$728	$10

As of March 31, 2021, the Company held 599 investment securities of which 83 were in an unrealized loss position for less than twelve months. 88 securities were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

U.S. Treasury Notes – At March 31, 2021, December 31, 2020 and March 31, 2020, no U.S. Treasury Notes security investments were in a loss position.

U.S. Government SBA – At March 31, 2021, three U.S. Government SBA security investments were in an unrealized loss position for less than 12 months and 70 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company’s investment in U.S. Government SBA securities were $86,000 at March 31, 2021 and $93,000 at December 31, 2020, and $98,000 at March 31, 2020. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2021, December 31, 2020, and March 31, 2020.

Mortgage Backed Securities – At March 31, 2021, 62 mortgage backed security investments were in an unrealized loss position for less than 12 months and 18 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company’s investment in mortgage backed securities were $21.2 million, $48,000, and $8,000 at March 31, 2021, December 31, 2020, and March 31, 2020, respectively. The unrealized losses were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2021, December 31, 2020, and March 31, 2020.

Corporate Securities – At March 31, 2021, 18 corporate securities were in an unrealized loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company’s investment in corporate securities were $711,000, $18,000 and $0 at March 31, 2021, December 31, 2020, and March 31, 2020, respectively. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity. The Company monitors the status of each of our corporate securities and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security. Because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2021, December 31, 2020, and March 31, 2020.

Obligations of States and Political Subdivisions - At March 31, 2021, no obligation of states and political subdivisions were in an unrealized loss position. As of March 31, 2021, one-hundred percent of the Company’s bank-qualified municipal bond portfolio was rated at either the issue or issuer level, and all of these ratings were “investment grade.” The Company monitors the status of all municipal investments in the portfolio and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions were $0, $0 and $10,000 at March 31, 2021, December 31, 2020 and March 31, 2020, respectively. Management believes that any unrealized losses on the Company’s investments in obligations of states and political subdivisions were caused by interest rate fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company does not intend to sell the securities and it is more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2021, December 31, 2020, and March 31, 2020.

Proceeds from sales and calls of securities for the periods shown were as follows:

(in thousands)	Proceeds	Gains	Losses
Three Months Ended March 31, 2021	$63,788	$1,840	$-
Three Months Ended March 31, 2020	$2,255	$13	$-

Pledged Securities
As of March 31, 2021, securities carried at $390.9 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $439.7 million at December 31, 2020, and $381.3 million at March 31, 2020.

4. Federal Home Loan Bank Stock and Other Equity Securities, at Cost

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and other equity securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock and other equity securities are reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets and totaled $12.7 million at March 31, 2021, December 31, 2020 and March 31, 2020.

5. Loans & Leases

Loans & Leases consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Commercial Real Estate	$1,021,565	$971,326	$868,736
Agricultural Real Estate	634,244	643,014	594,154
Real Estate Construction	208,573	185,741	126,956
Residential 1st Mortgages	305,085	299,379	256,732
Home Equity Lines and Loans	32,407	34,239	40,747
Agricultural	221,152	264,372	264,771
Commercial	367,875	374,816	404,329
Consumer & Other (1)	232,209	235,529	14,839
Leases	101,058	103,117	105,362
Total Gross Loans & Leases	3,124,168	3,111,533	2,676,626
Less: Unearned Income	13,157	11,941	6,517
Subtotal	3,111,011	3,099,592	2,670,109
Less: Allowance for Credit Losses	60,175	58,862	54,824
Net Loans & Leases	$3,050,836	$3,040,730	$2,615,285
(1) Includes CARES Act Small Business Administration Paycheck Protection Program loans of $221,857 as of March 31, 2021.

Paycheck Protection Program (“PPP”) … Under the CARES Act and H.R. 133 (see “Note 2 – Risks and Uncertainties”) the Small Business Administration (“SBA”) was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations during the COVID-19 pandemic. These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of 2 years, and under certain conditions the SBA will forgive them. The Bank actively participated in the PPP, and since April 2020, the Bank has funded $470.4 million of loans for 2,373 small business customers.

At March 31, 2021, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $938.8 million and $708.7 million, respectively. The borrowing capacity on these loans was $669.5 million from FHLB and $446.6 million from the FRB.

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

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

March 31, 2021	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- December 31, 2020	$27,679	$8,633	$1,643	$960	$2,024	$4,814	$9,961	$333	$1,731	$1,084	$58,862
Charge-Offs	-	-	-	-	-	-	-	(8)	-	-	(8)
Recoveries	-	-	-	28	4	3	29	7	-	-	71
Provision	1,387	415	4	(21)	(114)	(570)	(14)	(36)	(57)	256	1,250
Ending Balance- March 31, 2021	$29,066	$9,048	$1,647	$967	$1,914	$4,247	$9,976	$296	$1,674	$1,340	$60,175
Ending Balance Individually Evaluated for Impairment	-	-	-	107	8	-	15	48	-	-	178
Ending Balance Collectively Evaluated for Impairment	29,066	9,048	1,647	860	1,906	4,247	9,961	248	1,674	1,340	59,997
Loans & Leases:
Ending Balance	$1,008,032	$634,244	$208,573	$305,085	$32,407	$221,152	$367,875	$232,209	$101,434	$-	$3,111,011
Ending Balance Individually Evaluated for Impairment	99	-	2,149	2	153	6,122	228	186	-	-	8,939
Ending Balance Collectively Evaluated for Impairment	$1,007,933	$634,244	$206,424	$305,083	$32,254	$215,030	$367,647	$232,023	$101,434	$-	$3,102,072

December 31, 2020	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- December 31, 2019	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Charge-Offs	-	-	-	-	(7)	-	(1,101)	(66)	-	-	(1,174)
Recoveries	-	-	-	52	78	81	280	33	-	-	524
Provision	16,626	(6,495)	(306)	53	(722)	(3,343)	(684)	(90)	(1,431)	892	4,500
Ending Balance- December 31, 2020	$27,679	$8,633	$1,643	$960	$2,024	$4,814	$9,961	$333	$1,731	$1,084	$58,862
Ending Balance Individually Evaluated for Impairment	-	-	-	117	8	92	20	52	-	-	289
Ending Balance Collectively Evaluated for Impairment	27,679	8,633	1,643	843	2,016	4,722	9,941	281	1,731	1,084	58,573
Loans & Leases:
Ending Balance	$958,980	$643,014	$185,741	$299,379	$34,239	$264,372	$374,816	$235,529	$103,522	$-	$3,099,592
Ending Balance Individually Evaluated for Impairment	104	5,629	-	2,365	158	495	233	254	-	-	9,238
Ending Balance Collectively Evaluated for Impairment	$958,876	$637,385	$185,741	$297,014	$34,081	$263,877	$374,583	$235,275	$103,522	$-	$3,090,354

March 31, 2020	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- December 31, 2019	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Charge-Offs	-	-	-	-	-	-	(244)	(21)	-	-	(265)
Recoveries	-	-	-	19	20	28	2	8	-	-	77
Provision	69	(659)	(22)	163	88	(1,145)	990	(61)	26	551	-
Ending Balance- March 31, 2020	$11,122	$14,469	$1,927	$1,037	$2,783	$6,959	$12,214	$382	$3,188	$743	$54,824
Ending Balance Individually Evaluated for Impairment	-	-	-	116	10	398	11	60	-	-	595
Ending Balance Collectively Evaluated for Impairment	11,122	14,469	1,927	921	2,773	6,561	12,203	322	3,188	743	54,229
Loans & Leases:
Ending Balance	$861,311	$594,154	$126,956	$256,732	$40,747	$264,771	$404,329	$14,839	$106,270	$-	$2,670,109
Ending Balance Individually Evaluated for Impairment	4,486	5,629	-	2,310	200	733	1,517	196	-	-	15,071
Ending Balance Collectively Evaluated for Impairment	$856,825	$588,525	$126,956	$254,422	$40,547	$264,038	$402,812	$14,643	$106,270	$-	$2,655,038

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $601,000 at March 31, 2021, $876,000 at December 31, 2020 and $2.5 million at March 31, 2020, which are no longer disclosed or classified as TDRs, since they were restricted at market terms.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

March 31, 2021	Pass(1)	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$995,679	$7,843	$4,510	$1,008,032
Agricultural Real Estate	621,696	977	11,571	634,244
Real Estate Construction	208,573	-	-	208,573
Residential 1st Mortgages	304,237	-	848	305,085
Home Equity Lines & Loans	32,228	-	179	32,407
Agricultural	220,294	365	493	221,152
Commercial	366,022	1,196	657	367,875
Consumer & Other	230,919	-	1,290	232,209
Leases	101,434	-	-	101,434
Total	$3,081,082	$10,381	$19,548	$3,111,011

(1) Includes “Watch” loans of $1.0 billion.
December 31, 2020	Pass(1)	Special Mention	Substandard	Total Loans
Loans & Leases:
Commercial Real Estate	$946,621	$7,849	$4,510	$958,980
Agricultural Real Estate	631,043	400	11,571	643,014
Real Estate Construction	185,741	-	-	185,741
Residential 1st Mortgages	298,689	-	690	299,379
Home Equity Lines and Loans	34,058	-	181	34,239
Agricultural	263,781	96	495	264,372
Commercial	373,038	1,060	718	374,816
Consumer & Other	235,063	-	466	235,529
Leases	103,522	-	-	103,522
Total	$3,071,556	$9,405	$18,631	$3,099,592

(1) Includes “Watch” loans of $958.2 million.
March 31, 2020	Pass(1)	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$854,346	$6,965	$-	$861,311
Agricultural Real Estate	580,205	1,136	12,813	594,154
Real Estate Construction	126,956	-	-	126,956
Residential 1st Mortgages	256,027	-	705	256,732
Home Equity Lines & Loans	40,577	-	170	40,747
Agricultural	263,794	-	977	264,771
Commercial	400,735	2,321	1,273	404,329
Consumer & Other	14,392	-	447	14,839
Leases	106,270	-	-	106,270
Total	$2,643,302	$10,422	$16,385	$2,670,109

(1) Includes “Watch” loans of $802.7 million.
See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at March 31, 2021, December 31, 2020, and March 31, 2020, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio, including unearned income, by the time past due at the dates indicated (in thousands):

March 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$1,008,032	$1,008,032
Agricultural Real Estate	-	-	-	493	493	633,751	634,244
Real Estate Construction	-	-	-	-	-	208,573	208,573
Residential 1st Mortgages	-	-	-	-	-	305,085	305,085
Home Equity Lines & Loans	-	-	-	-	-	32,407	32,407
Agricultural	-	73	-	-	73	221,079	221,152
Commercial	-	-	-	-	-	367,875	367,875
Consumer & Other	253	-	-	-	253	231,956	232,209
Leases	-	-	-	-	-	101,434	101,434
Total	$253	$73	$-	$493	$819	$3,110,192	$3,111,011

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$958,980	$958,980
Agricultural Real Estate	-	-	-	495	495	642,519	643,014
Real Estate Construction	-	-	-	-	-	185,741	185,741
Residential 1st Mortgages	-	-	-	-	-	299,379	299,379
Home Equity Lines and Loans	-	-	-	-	-	34,239	34,239
Agricultural	-	-	-	-	-	264,372	264,372
Commercial	-	-	-	-	-	374,816	374,816
Consumer & Other	11	-	-	-	11	235,518	235,529
Leases	-	-	-	-	-	103,522	103,522
Total	$11	$-	$-	$495	$506	$3,099,086	$3,099,592

March 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$861,311	$861,311
Agricultural Real Estate	-	-	-	-	-	594,154	594,154
Real Estate Construction	-	-	-	-	-	126,956	126,956
Residential 1st Mortgages	-	-	-	-	-	256,732	256,732
Home Equity Lines & Loans	226	-	-	-	226	40,521	40,747
Agricultural	-	-	-	549	549	264,222	264,771
Commercial	250	-	-	-	250	404,079	404,329
Consumer & Other	7	-	-	-	7	14,832	14,839
Leases	-	-	-	-	-	106,270	106,270
Total	$483	$-	$-	$549	$1,032	$2,669,077	$2,670,109

Non-accrual loans & leases were $493,000 at March 31, 2021, $495,000 at December 31, 2020 and $549,000 at March 31, 2020. Foregone interest income on non-accrual loans & leases, which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $12,000, $22,000, and $2,000 at March 31, 2021, December 31, 2020 and March 31, 2020 respectively.

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

March 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$-	$-	$-	$42	$-
Agricultural Real Estate	5,629	5,629	-	5,629	149
Agricultural	493	536	-	248	-
	$6,122	$6,165	$-	$5,919	$149
With an allowance recorded:
Commercial Real Estate	$83	$83	$1	$42	$3
Residential 1st Mortgages	1,661	1,884	83	1,666	20
Home Equity Lines & Loans	63	74	3	64	1
Agricultural	-	-	-	246	-
Commercial	228	228	15	231	4
Consumer & Other	186	187	48	188	4
	$2,221	$2,456	$150	$2,437	$32
Total	$8,343	$8,621	$150	$8,356	$181

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$84	$84	$-	$764	$35
Agricultural Real Estate	5,629	5,629	-	5,629	352
Agricultural	3	3	-	2	-
Commercial	-	-	-	377	16
	$5,716	$5,716	$-	$6,772	$403
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$21	$1
Agricultural Real Estate	-	-	-	137	-
Residential 1st Mortgages	1,671	1,895	84	1,652	76
Home Equity Lines and Loans	64	75	3	66	4
Agricultural	492	534	92	410	59
Commercial	234	234	13	123	18
Consumer & Other	190	191	56	194	13
	$2,651	$2,929	$248	$2,603	$171
Total	$8,367	$8,645	$248	$9,375	$574

March 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$2,888	$2,888	$-	$1,487	$29
Agricultural Real Estate	5,629	5,629	-	5,642	89
Commercial	1,507	1,507	-	754	15
	$10,024	$10,024	$-	$7,883	$133
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$1,411	$-
Agricultural Real Estate	549	549	214	275	-
Residential 1st Mortgages	1,550	1,761	77	1,556	19
Home Equity Lines & Loans	67	78	3	68	1
Agricultural	184	184	184	186	2
Commercial	11	11	11	770	-
Consumer & Other	196	196	61	198	4
	$2,557	$2,779	$550	$4,464	$26
Total	$12,581	$12,803	$550	$12,347	$159

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

Since April 2020, we have restructured $278.1 million of loans under the CARES Act and H.R. 133 guidelines. As of March 31, 2021, $1.2 million of these loans remain in a deferral status, the other loans having returned to making principal and/or interest payments. We believe that these actions will assist these borrowers in getting through these difficult times, but no guaranties can be made that at some time in the future these loans will not be required to be accounted for as a TDR. For borrowers who are 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluate the loan modifications under our existing TDR framework, and where such a loan modification would result in a more than insignificant concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act, H.R. 133 and the impact of COVID-19 on the Company.

At March 31, 2021, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.

At March 31, 2021, the Company allocated $150,000 of specific reserves to $7.8 million of troubled debt restructured loans & leases, all of which were performing. The Company had no commitments at March 31, 2021 to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the three-month period ended March 31, 2021, no loans or leases were modified as a troubled debt restructuring.

At December 31, 2020, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.

At December 31, 2020, the Company allocated $158,000 of specific reserves to $7.9 million of troubled debt restructured loans, all of which were performing. The Company had no commitments at December 31, 2020 to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for 5 years. Modifications involving an extension of the maturity date range from 3 months to 10 years.

The following tables present loans by class modified as troubled debt restructured loans for the periods ended indicated (in thousands):

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

7. Fair Value Measurements

The Company follows the “Fair Value Measurement and Disclosures” topic of the FASB ASC 820, which establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, this standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

The Company does not record all loans & leases at fair value on a recurring basis. However, from time to time, a loan or lease is considered impaired and an allowance for credit losses is established. Once a loan or lease is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC 310. The fair value of impaired loans or leases is estimated using one of several methods, including collateral value when the loan is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Impaired loans & leases not requiring an allowance represent loans & leases for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans & leases. Impaired loans & leases where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including sales comparison, cost and the income approach. Adjustments are often made in the appraisal process by the appraisers to take into account differences between the comparable sales and income and other available data. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for Level 3 nonrecurring impaired loans is primarily the sales comparison approach less selling costs of 10%.

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

		Fair Value Measurements At March 31, 2021, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
US Treasury Notes	$15,233	$15,233	$-	$-
US Government Agency SBA	7,809	-	7,809	-
Mortgage Backed Securities	492,511	-	492,511	-
Corporate Securities	44,775	-	44,775	-
Other	645	335	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$560,973	$15,568	$545,405	$-

		Fair Value Measurements At December 31, 2020, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
US Treasury Notes	$15,288	$15,288	$-	$-
US Government Agency SBA	8,160	-	8,160	-
Mortgage Backed Securities	737,873	-	737,873	-
Corporate Securities	45,919	-	45,919	-
Other	492	182	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$807,732	$15,470	$792,262	$-

		Fair Value Measurements At March 31, 2020, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
US Treasury Notes	$15,399	$15,399	$-	$-
US Government Agency SBA	9,954	-	9,954	-
Mortgage Backed Securities	501,376	-	501,376	-
Other	5,517	5,207	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$532,246	$20,606	$511,640	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities.  During the period ended March 31, 2021, there were no  transfers in or out of level 1, 2, or 3.

The following tables present information about the Company’s impaired loans or leases and other real estate, classes of assets or liabilities that the Company carries at fair value on a non-recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated. Not all impaired loans or leases are carried at fair value. Impaired loans or leases are only included in the following tables when their fair value is based upon a current appraisal of the collateral, and if that appraisal results in a partial charge-off or the establishment of a specific reserve.

		Fair Value Measurements At March 31, 2021, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Commercial Real Estate	$82	$-	$-	$82
Residential 1st Mortgage	1,572	-	-	1,572
Home Equity Lines and Loans	60	-	-	60
Commercial	212	-	-	212
Consumer	138	-	-	138
Total Impaired Loans	2,064	-	-	2,064
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$2,937	$-	$-	$2,937

		Fair Value Measurements At December 31, 2020, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential 1st Mortgage	$1,584	$-	$-	$1,584
Home Equity Lines and Loans	61	-	-	61
Agricultural	400	-	-	400
Commercial	213	-	-	213
Consumer	138	-	-	138
Total Impaired Loans	2,396	-	-	2,396
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$3,269	$-	$-	$3,269

		Fair Value Measurements At March 31, 2020, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Residential 1st Mortgage	$1,470	$-	$-	$1,470
Home Equity Lines and Loans	64	-	-	64
Consumer	135	-	-	135
Total Impaired Loans	1,669	-	-	1,669
Other Real Estate
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$2,542	$-	$-	$2,542

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

March 31, 2021 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Commercial Real Estate	$82	Income Approach	Capitalization Rate	7%, 7%
Residential 1st Mortgage	$1,572	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.71% - 4.10%, 2.55%
Home Equity Lines and Loans	$60	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1.1% - 1.3%, 1.23%
Commercial	$212	Income Approach	Capitalization Rate	10%, 10%
Consumer	$138	Income Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

December 31, 2020 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Residential 1st Mortgage	$1,584	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.72% - 4.13%, 2.57%
Home Equity Lines and Loans	$61	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1.1% - 1.4%, 1.25%
Agricultural	$400	Income Approach	Capitalization Rate	10%, 10%
Commercial	$213	Income Approach	Capitalization Rate	10%, 10%
Consumer	$138	Income Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

March 31, 2020 (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Residential 1st Mortgage	$1,470	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 4%, 2.84%
Home Equity Lines and Loans	$64	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1% - 2%, 1.07%
Consumer	$135	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	4%, 4%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

8. Fair Value of Financial Instruments

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

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
March 31, 2021 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$493,407	$493,407	$-	$-	$493,407

Investment Securities Available-for-Sale	560,973	15,568	545,405	-	560,973

Investment Securities Held-to-Maturity	385,054	-	329,007	45,820	374,827

Loans & Leases, Net	3,050,836	-	-	3,061,994	3,061,994
Accrued Interest Receivable	15,220	-	15,220	-	15,220

Liabilities:
Deposits	4,241,214	3,824,638	-	417,280	4,241,918
Subordinated Debentures	10,310	-	6,870	-	6,870
Accrued Interest Payable	757	-	757	-	757

		Fair Value of Financial Instruments Using
December 31, 2020 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$383,837	$383,837	$-	$-	$383,837

Investment Securities Available-for-Sale	807,732	15,470	792,262	-	807,732

Investment Securities Held-to-Maturity	68,933	-	26,262	43,787	70,049

Loans & Leases, Net	3,040,730	-	-	3,045,911	3,045,911
Accrued Interest Receivable	20,333	-	20,333	-	20,333

Liabilities:
Deposits	4,060,267	3,638,400	-	422,840	4,061,240
Subordinated Debentures	10,310	-	6,888	-	6,888
Accrued Interest Payable	1,383	-	1,383	-	1,383

		Fair Value of Financial Instruments Using
March 31, 2020 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$282,960	$282,960	$-	$-	$282,960

Investment Securities Available-for-Sale	532,246	20,606	511,640	-	532,246

Investment Securities Held-to-Maturity	58,701	-	29,296	30,207	59,503

Loans & Leases, Net	2,615,285	-	-	2,605,120	2,605,120
Accrued Interest Receivable	12,541	-	12,541	-	12,541

Liabilities:
Deposits	3,255,273	2,733,525	-	524,013	3,257,538
Subordinated Debentures	10,310	-	7,415	-	7,415
Accrued Interest Payable	2,430	-	2,430	-	2,430

9. Dividends and Basic and Diluted Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. However, trades are reported on the OTCQX under the symbol “FMCB”. No cash dividends were declared during the first quarter of 2021 or 2020.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has no securities or other contracts, such as stock options, that could require the issuance of additional common stock. Accordingly, diluted earnings per share are equal to basic earnings per share. The following table calculates the basic and diluted earnings per common share for the three months ended March 31, 2021 and 2020.

(net income in thousands)	2021	2020
Net Income	$16,713	$14,122
Weighted Average Number of Common Shares Outstanding	789,646	793,504
Basic and Diluted Earnings Per Common Share	$21.17	$17.80

10. Leases

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

As of March 31, 2021, operating lease ROU assets and liabilities were $4.19 million and $4.27 million, respectively. Operating lease expenses totaled $201,000 for the three month period ended March 31, 2021. As of December 31, 2020, operating lease ROU assets and liabilities were $4.80 million and $4.92 million, respectively. Operating lease expenses totaled $833,000 for the year ended December 31, 2020. At March 31, 2020, operating lease ROU assets and liabilities were $4.81 million and $4.87 million, respectively. Operating leases expenses totaled $208,000 at March 31, 2020.

The table below summarizes the information related to our operating leases:

(in thousands except for percent and period data)	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flow from Operating Leases	$192	$795	$197
Weighted-Average Remaining Lease Term - Operating Leases, in Years	6.79	7.33	7.68
Weighted-Average Discount Rate - Operating Leases	2.8%	2.9%	3.2%

The table below summarizes the maturity of remaining lease liability:

(in thousands)	March 31, 2021
2021	$493
2022	644
2023	653
2024	667
2025	677
2026 and thereafter	1,564
Total Lease Payments	4,698
Less: Interest	(427)
Present Value of Lease Liabilities	$4,271

As of March 31, 2021, we have no additional operating leases for office space that have not yet commenced or that are anticipated to commence during the second quarter of 2021.

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

As a lessor, the Company leases certain types of agriculture equipment, solar equipment, construction equipment and other equipment to its customers. The Company’s net investment in direct financing leases was $101.4 million at March 31, 2021, $103.5 million at December 31, 2020 and $106.3 million at March 31, 2020.

11. Recent Accounting Pronouncements

Accounting Guidance Pending Adoption at March 31, 2021
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

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2021. This analysis should be read in conjunction with our 2020 Annual Report to Shareholders on Form 10-K, and with the unaudited consolidated financial statements and notes as set forth in this report.

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

Such factors include, but are not limited to, the following: (1) economic conditions in the Central Valley of California; (2) significant changes in interest rates and loan prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (8) water management issues in California and the resulting impact on the Company’s agricultural customers; (9) expansion into new geographic markets and new lines of business; (10) the impact of COVID-19 on the Company and its customers (see COVID-19 Disclosure below); and (11) other factors discussed in Item 1A. Risk Factors located in the Company’s 2020 Annual Report on Form 10-K.

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

Impact on the Banking Industry
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law by Congress, and on December 21, 2020 this original legislation was amended and extended by the passage of   Consolidated Appropriations Act 2021 (“H.R. 133”). The primary impact of this legislation, as well as related federal and state regulatory actions, is as follows:

•
Paycheck Protection Program (“PPP”) … The Small Business Administration (“SBA”) was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations over the next several months (H.R. 133 reduced the number of employees to 300 for “second draw” PPP loans). These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of 2 to 5 years, and under certain conditions the SBA can forgive them after eight or twenty-four weeks. Farmers & Merchants Bank of Central California has actively participated in the PPP, and since April, 2020 we have funded over $470.4 million of loans for 2,373 of our small business customers.  As of March 31, 2021, $221.9 million of these loans remain outstanding.  Although these loans carry a nominal interest rate of 1%, the SBA will pay the banks an origination fee of 1-5% depending on the size of the loan. All fees have been capitalized and are being amortized over the life of the loans. The Company has collected $16.4 million in fees from the SBA, and as of March 31, 2021, $10.2 million of these fees have been accreted into income, since inception. Since these loans are currently in the process of being forgiven by the SBA, the income statement impact to the Company in early 2021 could be significant. The Company is currently accepting applications for the second round of the PPP, but does not currently expect anywhere near the volume levels experienced in the first round.

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

•
Temporary Relief from Troubled Debt Restructurings … The CARES Act and H.R, 133 provide financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. Farmers & Merchants Bank of Central California has, and continues to, actively work with existing borrowers to restructure loans, primarily for up to six months, moving to either interest only payments or full deferral of principal and interest payments. After the deferral period ends, any deferred amounts would then be added to the final principal balance. We believe that these actions will assist these borrowers in getting through these difficult times, but no guaranties can be made that at some time in the future these loans will not be required to be accounted for as a TDR.

Since April 2020 we have restructured $278.1 million of loans under the CARES Act and H.R. 133 guidelines. The payment status of these loans as of March 31, 2021 is as follows:

ꟷ	$12.9 million have paid-off or paid-down;
ꟷ	$159.3 million have resumed full principal and interest payments;
ꟷ	$104.7 million are making interest only payments; and
ꟷ	$1.2 million remain in full payment deferral.

As of March 31, 2021, accrued interest receivable on these loans totals $2.7 million, with only $15,377 of that amount related to borrowers that remain in full payment deferral. At the current time, the Company believes its accrued interest is collectible, but continues to monitor each borrower, and has established a reserve for uncollectible interest in the amount of $775,000 as of March 31, 2021.

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

•
Paycheck Protection Program Liquidity Facility (“PPPLF”) … The Federal Reserve Bank has developed a loan program to neutralize the liquidity impact to financial institutions of funding loans made under the PPP. Banks may pledge their PPP loans on a non-recourse basis and borrow against these loans for a period of up to five years at a fixed rate of .35%. Furthermore, since these FRB borrowings are on a non-recourse basis, the loans will not be counted under the calculation of leverage capital ratios. Since Farmers & Merchants Bank of Central California has significant liquidity at the current time, no borrowings have been made under the PPPLF. The Company has until June 30, 2021 to borrow under this facility.

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

However, from a financial perspective, as reflected by the following March 31, 2021 measures, the Company entered this period with strong fundamentals which should assist us in responding to the risks of COVID-19:

•	Liquidity consisting of $435 million of Fed Funds Sold and $946 million of Investment Securities;
•	Strong Asset Quality as reflected by only $493,000 of non-performing loans, and a negligible delinquency ratio of .026% of total loans;
•	Risk Based Capital Ratio of 12.89%;
•	Allowance for Credit Losses of $60.2 million or 1.93% of total loans and leases (2.08% exclusive of government fully guaranteed loans issued under the SBA’s PPP); and
•	ROAA of 1.45% and ROAE of 15.56% in first quarter 2021

Our credit exposure to the “Hospitality” (primarily hotels) and “Entertainment” (primarily restaurants, health clubs and movie theaters) industries totals $146.7 million in loans and leases outstanding at March 31, 2021. This represents 4.7% of total loans and leases outstanding and 34.4% of total shareholders’ equity, both measures that are thought to be reasonable when compared to peers. Most of these loans: (1) were underwritten with an original LTV of 50-70% on the underlying real estate, providing us what should be adequate collateral coverage; and (2) have financially strong guarantors with liquidity that provides additional protection. Over and above the impact on the Hospitality and Entertainment industries there has been a general economic slowdown as a result of the continuing levels of “shelter-in-place” orders. The Central Valley of California may be in a better position than other areas to weather this impact because agricultural activity has substantially continued. We are monitoring the impact on our borrowers, and working closely with them using all of the tools at our disposal, including the SBA PPP program, the FRB Main Street Lending Program and other loan restructuring strategies, to help them move through this period of reduced business activity. Since April 2020, we have restructured $278.1 million of loans under the CARES Act and H.R. 133 guidelines. We believe that these actions will assist these borrowers in getting through these difficult times, but no guaranties can be made that at some time in the future these loans will not be required to be accounted for as a TDR.

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

Introduction

Farmers & Merchants Bancorp, or the Company, is a bank holding company formed March 10, 1999. Its subsidiary, Farmers & Merchants Bank of Central California, or the Bank, is a California state-chartered bank formed in 1916. Banking services are provided in twenty-nine full-service branches and three stand-alone ATM’s in the Company’s service area. The service area includes Sacramento, San Joaquin, Stanislaus, Merced, Contra Costa, Napa and Solano Counties with branches in Sacramento, Elk Grove, Galt, Lodi, Stockton, Linden, Modesto, Turlock, Hilmar, Merced, Manteca, Riverbank, Napa, Walnut Creek, Concord, Rio Vista, Walnut Grove and Lockeford.

As a bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is a California state-chartered non-FRB member bank subject to the regulation and examination of the California Department of Financial Protection and Innovation (“DFPI”) and the Federal Deposit Insurance Corporation (“FDIC”).

Overview

Although the Company has initiated efforts to expand its geographic footprint into the East Bay area of San Francisco and Napa, California (see Item 1: Business – Service Area located in the Company’s 2020 Annual Report on Form 10-K), the Company’s primary service area remains the mid Central Valley of California. Accordingly, discussion of the Company’s Financial Condition and Results of Operations is influenced by the seasonal banking needs of its agricultural customers (e.g., during the spring and summer customers draw down their deposit balances and increase loan borrowing to fund the purchase of equipment and planting of crops. Correspondingly, deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold).

The State of California experienced drought conditions from 2013 through most of 2016. After 2016, reasonable levels of rain and snow alleviated drought conditions in our primary service area, but the winter of 2020-2021 was once again dry. Despite this winter’s dry weather, current reservoir levels, when combined with ground water levels, should mean that the availability of water in our primary service area will not be an issue in the near future. However, the weather patterns over the past 8 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

For the three months ended March 31, 2021, Farmers & Merchants Bancorp reported net income of $16,713,000, earnings per share of $21.17 and return on average assets of 1.45%. Return on average shareholders’ equity was 15.56% for the three months ended March 31, 2021.

For the three months ended March 31, 2020, Farmers & Merchants Bancorp reported net income of $14,122,000, earnings per share of $17.80 and return on average assets of 1.53%. Return on average shareholders’ equity was 14.90% for the three months ended March 31, 2020.

The following is a summary of the financial results for the three-month period ended March 31, 2021 compared to March 31, 2020.

•	Net income increased 18.3% to $16.7 million from $14.1 million.
•	Earnings per share increased 18.9% to $21.17 from $17.80.
•	Total assets increased 27.3% to $4.7 billion from $3.7 billion.
•	Total loans & leases increased 16.5% to $3.1 billion from $2.7 billion.
•	Total deposits increased 30.3% to $4.2 billion from $3.3 billion.

The primary reasons for the Company’s $2.6 million or 18.3% increase in net income in the first quarter of 2021 as compared to the same period of 2020 were:

•	A $4.7 million increase in net interest income related to the growth in earning assets.
•	A $1.8 million increase in gain on investment securities sold.
•	A $732,000 increase in other non-interest income.

These positive impacts were partially offset by:

•	A $1.9 million increase in salaries and employee benefits.
•	A $1.3 million increase in the provision for credit losses.
•	An increase in the tax provision from 23.9% to 24.8%

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company’s average balance sheets and volume and rate analysis for the three month periods ended March 31, 2021 and 2020.

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
Assets	Balance	Interest	Annualized Yield/Rate	Balance	Interest	Annualized Yield/Rate
Interest Bearing Deposits With Banks	$410,276	$103	0.10%	$289,028	$947	1.33%
Investment Securities
U.S. Treasury Notes	14,869	85	2.32%	16,298	92	2.30%
U.S. Government Agency SBA	8,102	14	0.69%	10,504	51	1.94%
Municipals - Taxable	16,091	153	3.80%	10,078	86	3.41%
Obligations of States and Political Subdivisions - Non-Taxable (1)	55,078	534	3.88%	49,335	542	4.39%
Mortgage Backed Securities	749,374	3,307	1.77%	436,743	2,918	2.67%
Other	46,395	245	2.11%	1,801	5	1.11%
Total Investment Securities	889,909	4,338	1.95%	524,759	3,694	2.82%

Loans & Leases: (2)
Real Estate	2,099,665	24,419	4.72%	1,821,961	23,649	5.28%
Home Equity Line & Loans	32,815	362	4.47%	39,834	560	5.72%
Agricultural	226,200	2,564	4.60%	265,432	3,431	5.26%
Commercial	365,881	4,111	4.56%	391,929	4,873	5.06%
Consumer (3)	10,349	3,742	146.64%	14,256	221	6.30%
Other	222,496	545	0.99%	770	4	2.11%
Leases	102,566	1,344	5.31%	105,178	1,422	5.50%
Total Loans & Leases	3,059,972	37,087	4.92%	2,639,360	34,160	5.26%
Total Earning Assets	4,360,157	$41,528	3.86%	3,453,147	$38,801	4.57%

Unrealized (Loss) Gain on Securities Available-for-Sale	12,918			6,796
Allowance for Credit Losses	(59,431)			(55,022)
Cash and Due From Banks	64,221			59,917
All Other Assets	241,815			237,469
Total Assets	$4,619,680			$3,702,307

Liabilities & Shareholders’ Equity
Interest Bearing Deposits with Banks
Interest Bearing DDA	$943,635	$294	0.13%	$704,065	$548	0.32%
Savings and Money Market	1,291,214	418	0.13%	1,015,398	961	0.38%
Time Deposits	418,917	525	0.51%	522,548	1,635	1.27%
Total Interest Bearing Deposits	2,653,766	1,237	0.19%	2,242,011	3,144	0.57%
Federal Home Loan Bank Advances	4	-	0.00%	4	-	0.00%
Subordinated Debentures	10,310	79	3.11%	10,310	119	4.69%
Total Interest Bearing Liabilities	2,664,080	$1,316	0.20%	2,252,325	$3,263	0.59%
Interest Rate Spread (4)			3.66%			3.98%
Demand Deposits (Non-Interest Bearing)	1,469,741			1,011,298
All Other Liabilities	56,268			59,497
Total Liabilities	4,190,089			3,323,120

Shareholders’ Equity	429,591			379,187
Total Liabilities & Shareholders’ Equity	$4,619,680			$3,702,307
Net Interest Income and Margin on Total Earning Assets (5)		40,212	3.74%		35,538	4.19%
Tax Equivalent Adjustment		(111)			(112)
Net Interest Income		$40,101	3.73%		$35,426	4.17%

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)

(in thousands)	Three Months Ended
	Mar. 31, 2021 compared to Mar. 31, 2020
Interest Earning Assets	Volume	Rate	Net Chg.
Interest Bearing Deposits With Banks	$292	$(1,136)	$(844)
Investment Securities			-
U.S. Treasury Notes	(8)	1	(7)
US Government Agency SBA	(10)	(27)	(37)
Municipals - Taxable	56	11	67
Obligations of States and Political Subdivisions - Non-Taxable	59	(67)	(8)
Mortgage Backed Securities	1,608	(1,219)	389
Other	232	8	240
Total Investment Securities	1,937	(1,293)	644

Loans & Leases
Real Estate	3,468	(2,698)	770
Home Equity Line & Loans	(88)	(110)	(198)
Agricultural	(469)	(398)	(867)
Commercial	(306)	(456)	(762)
Consumer (1)	(79)	3,600	3,521
Other	544	(3)	541
Leases	(33)	(45)	(78)
Total Loans & Leases	3,037	(110)	2,927
Total Earning Assets	5,266	(2,539)	2,727

Interest Bearing Liabilities
Interest Bearing Deposits with Banks
Transaction	288	(542)	(254)
Savings and Money Market	218	(761)	(543)
Time Deposits	(276)	(834)	(1,110)
Total Interest Bearing Deposits	230	(2,137)	(1,907)
Subordinated Debentures	-	(40)	(40)
Total Interest Bearing Liabilities	230	(2,177)	(1,947)
Total Change	$5,036	$(362)	$4,674

(1) Includes CARES Act Small Business Administration Paycheck Protection Program Loans.
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total “net change.”  The above figures have been rounded to the nearest whole number.

Net interest income increased $4.7 million or 13.20% to $40.1 million during the first quarter of 2021 compared to $35.4 million for the first quarter of 2020. On a fully tax equivalent basis, net interest income increased 13.15% and totaled $40.2 million at March 31, 2021, compared to $35.5 million at March 31, 2020. As more fully discussed below, the increase in net interest income was primarily due to a $907.0 million increase in average earning assets offset by a 45 basis point decrease in the net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended March 31, 2021, the Company’s net interest margin was 3.74% compared to 4.19% for the quarter ended March 31, 2020. This decrease in net interest margin was primarily due to a 71 basis point decrease in the yield on earning assets.

Average loans & leases totaled $3.1 billion for the quarter ended March 31, 2021; an increase of $420.6 million compared to the average balance for the quarter ended March 31, 2020. Loans & leases decreased from 76.4% of average earning assets at March 31, 2020 to 70.2% at March 31, 2021. The annualized yield on the Company’s loan & lease portfolio decreased to 4.92% for the quarter ended March 31, 2021, compared to 5.26% for the quarter ended March 31, 2020. This lower yield offset somewhat the positive impact of increased average loan & lease balances resulting in interest revenue from loans & leases increasing 8.6% to $37.1 million for quarter ended March 31, 2021. The Company continues to experience aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Historically, the Company invested primarily in: (1) mortgage-backed securities issued by U.S. government-sponsored entities; (2) debt securities issued by the U.S. Treasury, government agencies and U.S. government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, at certain times the Company selectively added investment grade corporate securities (floating rate and fixed rate with maturities less than 5 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity. Since the risk factor for these types of investments is generally lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases.

Average investment securities totaled $889.9 million for the quarter ended March 31, 2021; an increase of $365.2 million compared to the average balance for the quarter ended March 31, 2020. The average investment portfolio yield, on a tax equivalent (TE) basis, was 1.95% for the quarter ended March 31, 2021, compared to 2.82% for the quarter ended March 31, 2020. This overall decrease in yield was caused primarily by a drop in market interest rates. As a result of the combined impact of these, balance and yield changes, tax equivalent interest income on securities increased $644,000 to $4.3 million for the quarter ended March 31, 2021, compared to $3.7 million for the quarter ended March 31, 2020. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2021. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which was 0.10% during the first quarter of 2021 compared to 1.33% during the first quarter of 2020. Average interest bearing deposits with banks for the quarter ended March 31, 2021, was $410.3 million, an increase of $121.2 million compared to the average balance for the quarter ended March 31, 2020. Interest income on interest bearing deposits with banks for the quarter ended March 31, 2021, decreased $844,000 to $103,000 compared to the quarter ended March 31, 2020, primarily due to the significant decline in the Fed Funds rate.

Average interest-bearing liabilities increased $411.8 million or 18.28% during the first quarter of 2021. Of that increase: (1) interest-bearing transaction deposits increased $239.6 million; (2) savings and money market deposits increased $275.8 million; (3) time deposits decreased $103.6 million (see “Financial Condition – Deposits”); (4) FHLB advances remained unchanged (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest bearing deposits was $1.2 million for the first quarter of 2021 as compared to $3.1 million for the first quarter of 2020. The average rate paid on interest-bearing deposits was 0.19% for the first quarter of 2021 compared to 0.57% for the first quarter of 2020, due to the significant drop in market interest rates. The Company continues to experience aggressive competitor rates on interest bearing deposits which it may need to meet in order to retain key customers. This could place negative pressure on future deposit rates and net interest margin.

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

A restructuring of a loan or lease constitutes a troubled debt restructuring (“TDR”) under ASC 310-40, if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a more than insignificant concession to the borrower that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on nonaccrual status at the time they become TDR, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

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

In addition, the Company’s and Bank’s regulators, including the FRB, DFPI and FDIC, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

The State of California experienced drought conditions from 2013 through most of 2016. After 2016, reasonable levels of rain and snow alleviated drought conditions in our primary service area, but the winter of 2020-2021 was once again dry. Despite this winter’s dry weather, current reservoir levels, when combined with ground water levels, should mean that the availability of water in our primary service area will not be an issue in the near future. However, the weather patterns over the past 8 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

The Company made a $1.3 million provision for credit losses during the first quarter of 2021 compare to no provision during the first quarter of 2020. Net recoveries during the first quarter of 2021 were $63,000 compared to net charge-offs of $188,000 in the first quarter of 2020. See “Overview – Looking Forward: 2021 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2020 Annual Report on Form 10-K.

After reviewing all factors above, management concluded that the allowance for credit losses, as of March 31, 2021, and March 31, 2020 were adequate.

	Three Months Ended March 31,
(in thousands)	2021	2020

Balance at Beginning of Period	$58,862	$55,012
Charge-Offs	(8)	(265)
Recoveries	71	77
Provision	1,250	-
Balance at End of Period	$60,175	$54,824

The table below breaks out current quarter activity by portfolio segment (in thousands):

March 31, 2021	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- December 31, 2020	$27,679	$8,633	$1,643	$960	$2,024	$4,814	$9,961	$333	$1,731	$1,084	$58,862
Charge-Offs	-	-	-	-	-	-	-	(8)	-	-	(8)
Recoveries	-	-	-	28	4	3	29	7	-	-	71
Provision	1,387	412	4	(21)	(114)	(567)	(14)	(36)	(57)	256	1,250
Ending Balance- March 31, 2021	$29,066	$9,045	$1,647	$967	$1,914	$4,250	$9,976	$296	$1,674	$1,340	$60,175

The Allowance for Credit Losses at March 31, 2021 increased $1.3 million from December 31, 2020. The Company believes that an allowance of 1.93% of gross loans (2.07% when government guaranteed SBA PPP loans are excluded) provides sufficiently for our exposure at the current time.

Changes to the reserve during the first quarter of 2021 are due to changes in the underlying credit quality of the loan portfolio. Overall: (1) reserves for “Agricultural” and “Agricultural Real Estate” loans (which are currently thought to have more limited COVID-19 loss exposure since agricultural activity has substantially continued) have remained relatively stable; (2) reserves for Commercial Real Estate (where our COVID-19 exposure is thought to be greater since many of these companies and consumers will be impacted by “non-essential” designations and “shelter-in-place” orders) have been increased; and (3) the “Unallocated” reserve has been increased. See “Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for additional information of the Company’s COVID-19 exposure.

See “Management’s Discussion and Analysis - Financial Condition – Classified Loans & Leases and Non-Performing Assets” for further discussion regarding these loan categories.

See “Note 6. Allowance for Credit Losses” for additional details regarding the provision and allowance for credit losses.

Non-Interest Income
Non-interest income includes: (1) service charges and fees from deposit accounts; (2) net gains and losses from investment securities; (3) increases in the cash surrender value of bank owned life insurance; (4) debit card and ATM fees; (5) net gains and losses on non-qualified deferred compensation plans; and (6) fees from other miscellaneous business services.

Overall, non-interest income increased $6.8 million for the three months ended March 31, 2021, compared to the same period of 2020. This increase was primarily comprised of: (1) a $4.2 million increase in the net gain on deferred compensation investments (balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income); (2) a $1.8 million increase in gain on the sale investment securities; (3) a $302,000 increase in debit card/ATM fees; and (4) a $716,000 increase in gain on sale of leases. These increases were partially offset by a $282,000 decrease in deposit service charges as a result of the slowing economy due to COVID-19.

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

Overall, non-interest expense increased $6.6 million or 33.2% for the three months ended March 31, 2021, compared to the same period in 2020. This increase was primarily comprised of: (1) a $4.2 million increase in the net gain on deferred compensation investments (balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income); (2) increased salaries and employee benefits of $1.9 million; (3) a $287,000 increase in FDIC insurance: and (4) a $125,000 increase in occupancy expense.

Income Taxes
The Bank’s provision for income taxes increased 23.8% to $5.5 million for the first quarter of 2021 compared to the first quarter of 2020. The effective tax rate for the first quarter of 2021 was 24.8% compared to 23.9% for the first quarter of 2020. The Company’s effective tax rate fluctuates from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to benefits regarding the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

Financial Condition

This section discusses material changes in the Company’s consolidated balance sheet at March 31, 2021, as compared to December 31, 2020 and to March 31, 2020. As previously discussed (see “Overview”) the Company’s financial condition can be influenced by the seasonal banking needs of its agricultural customers.

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans & leases. The debt securities in the Company’s investment portfolio have historically been comprised primarily of: (1) mortgage-backed securities issued by U.S. federal government-sponsored entities; (2) debt securities issued by U.S. Treasury, government agencies and U.S. government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, at certain times, the Company has selectively added investment grade corporate securities (floating rate and fixed rate with maturities less than 7 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity without subjecting the Company to the interest rate risk associated with mortgage-backed securities.

The Company’s investment portfolio at March 31, 2021 was $946.0 million compared to $876.7 million at the end of 2020, an increase of $69.4 million or 7.9%. At March 31, 2020, the investment portfolio totaled $590.09 million. The Company uses its investment portfolio to help balance its overall interest rate risk. Accordingly, when market rates are increasing it invests most of its funds in shorter term Treasury and Agency securities or shorter term (10, 15 and 20 year) mortgage backed securities. Conversely, when rates are falling, 30 year mortgage backed securities or longer term Treasury and Agency securities may be increased.

The Company’s total investment portfolio currently represents 20.0% of the Company’s total assets as compared to 19.3% at December 31, 2020, and 15.9% at March 31, 2020.

As of March 31, 2021, the Company held $70.5 million of municipal investments, all classified as HTM. Of this balance, $23.9 million were bank-qualified municipal bonds, and $46.6 million were private placement municipal bonds, warrants, and CRA qualified investments in our service area. In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of March 31, 2021, all of the Company’s bank-qualified municipal bond portfolio was rated at either the issue or issuer level, and all of these ratings were “investment grade.” The Company monitors the status of all municipal investments and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Funds Sold. Interest bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $434.5 million at March 31, 2021, $317.5 million at December 31, 2020 and $225.7 million at March 31, 2020.

The Company classifies its investments as held-to-maturity (“HTM”), trading, or available-for-sale (“AFS”). Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. During the first quarter of 2021, $316.9 million in mortgage-backed securities were transferred from available-for-sale securities to held-to-maturity at fair value. See “Note 3 – Investment Securities” for additional details regarding the transfer of investment securities. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of March 31, 2021, December 31, 2020 and March 31, 2020, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Overall, the Company’s loan & lease portfolio at March 31, 2021 totaled $3.1 billion, an increase of $440.9 million or 16.5% over March 31, 2020. This increase occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; and (2) expansion of our service area into the East Bay of San Francisco and Napa; and (3) the origination of $470.4 million of PPP loans, of which $221.9 million remain outstanding at March 31, 2021 (See “Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for additional information of the Company’s COVID-19 exposure). No assurances can be made that this growth in the loan & lease portfolio will continue, and it is anticipated that the majority of the remaining PPP loans will be forgiven by the SBA during 2021. Loans & leases at March 31, 2021 increased $11.4 million from $3.1 billion at December 31, 2020.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

	March 31, 2021		December 31, 2020		March 31, 2020
(in thousands)	$	%	$	%	$	%
Commercial Real Estate	$ 1,021,565	32.7%	$ 971,326	31.2%	$ 868,736	32.5%
Agricultural Real Estate	634,244	20.3%	643,014	20.7%	594,154	22.2%
Real Estate Construction	208,573	6.7%	185,741	6.0%	126,956	4.7%
Residential 1st Mortgages	305,085	9.8%	299,379	9.6%	256,732	9.6%
Home Equity Lines and Loans	32,407	1.0%	34,239	1.1%	40,747	1.5%
Agricultural	221,152	7.1%	264,372	8.5%	264,771	9.9%
Commercial	367,875	11.8%	374,816	12.0%	404,329	15.1%
Consumer & Other (1)	232,209	7.4%	235,529	7.6%	14,839	0.6%
Leases	101,058	3.2%	103,117	3.3%	105,362	3.9%
Total Gross Loans & Leases	3,124,168	100.0%	3,111,533	100.0%	2,676,626	100.0%
Less: Unearned Income	13,157		11,941		6,517
Subtotal	3,111,011		3,099,592		2,670,109
Less: Allowance for Credit Losses	60,175		58,862		54,824
Net Loans & Leases	$ 3,050,836		$ 3,040,730		$ 2,615,285

(1) Includes CARES Act Small Business Administration Paycheck Protection Program loans of $221,857 as of March 31, 2021.

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan & lease review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified” and these loans & leases receive increased management attention. As of March 31, 2021, classified loans totaled $19.5 million compared to $18.6 million at December 31, 2020 and $16.4 million at March 31, 2020.

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

Non-Accrual Loans & leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. At March 31, 2021 non-accrual loans & leases totaled $493,000. At December 31, 2020 and March 31, 2020, non-accrual loans & leases totaled $495,000 and $549,000, respectively.

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

As of March 31, 2021, restructured loans & leases on accrual totaled $7.8 million as compared to $7.9 million at December 31, 2020 and $12.0 million at March 31, 2020.

Other Real Estate - Loans where the collateral has been repossessed are classified as other real estate (“ORE”) or, if the collateral is personal property, the loan is classified as other assets on the Company’s consolidated financial statements.

Not included in the table below, but relevant to a discussion of asset quality are loans that were granted some form of relief because of COVID-19 and are not considered TDRs because of the CARES Act and H.R. 133. Since April 2020 we have restructured $278.1 million of loans under the CARES Act and H.R. 133 guidelines (see “Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure”).

The following table sets forth the amount of the Company’s non-performing loans & leases (defined as non-accrual loans & leases plus accruing loans & leases past due 90 days or more) and ORE as of the dates indicated.

Non-Performing Assets
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Non-Performing Loans & Leases	$493	$495	$549
Other Real Estate	873	873	873
Total Non-Performing Assets	$1,366	$1,368	$1,422

Non-Performing Loans & Leases
as a % of Total Loans & Leases	0.02%	0.02%	0.00%
Restructured Loans & Leases (Performing)	$7,843	$7,868	$12,028

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $0, $92,000, and $214,000 have been established for non-performing loans & leases at March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

Foregone interest income on non-accrual loans & leases, which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $12,000, $22,000, and $2,000 at March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

The Company reported $873,000 of ORE at March 31, 2021, December 31, 2020, and March 31, 2020.

Except for: (i) those classified and non-performing loans & leases discussed above, and (ii) those loans modified under the COVID-19 guidelines of the CARES Act and H.R. 133, the Company’s management is not aware of any loans & leases as of March 31, 2021, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•
The State of California experienced drought conditions from 2013 through most of 2016. After 2016, reasonable levels of rain and snow alleviated drought conditions in our primary service area, but the winter of 2020-2021 was once again dry. Despite this winter’s dry weather, current reservoir levels, when combined with ground water levels, should mean that the availability of water in our primary service area will not be an issue in the near future. However, the weather patterns over the past 8 years further reinforce the fact that the long-term risks associated with the availability of water are significant.

•
In an attempt to slow the accelerating spread of COVID-19, on March 16, 2020 the first cities and counties in Northern California were placed under “shelter-in-place” orders. By March 19th, the Governor had placed the entire state under these orders. Since that time most California counties have been in various levels of lockdown, including those in which the Company operates. The Governor has developed guidance as to when a given county can re-open certain business and other activities, but all counties in which the Company operates still remain under some level of restriction. Businesses have been designated as “essential” or “non-essential.” Non-essential businesses have either been closed or had the scope of their activities significantly reduced. Unemployment has increased. The economic impact of this situation has already been severe, and continuing restrictions will only exacerbate the situation. Although the availability of vaccines should significantly help the situation, the future duration of restrictions is not known at this time nor is the pace of recovery once they are lifted, therefore, the Company cannot determine the ultimate impact on classified and non-performing loans and leases (see “Part I, Item 2. COVID-19 (Coronavirus) Disclosure”).

See “Part I, Item 1A. Risk Factors” in the Company’s 2020 Annual Report on Form 10-K, and “Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for additional information of the Company’s COVID-19 exposure.

Deposits
One of the key sources of funds to support earning assets is the generation of deposits from the Company’s customer base. The ability to grow the customer base, and subsequently deposits, is a significant element in the performance of the Company.

The Company’s deposit balances at March 31, 2021 have increased $985.9 million or 30.3% compared to March 31, 2020. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; (2) the Company’s expansion of its service area into Walnut Creek, Concord and Napa; and (3) borrowers under the PPP depositing loan proceeds into their deposit accounts until those funds are used for operating expenses. The company continues to experience significant competitive pressures on deposit rates. The Company remains selective in how they respond to competitor rates, which may impact future deposit growth.

Although total deposits have increased 30.3% since March 31, 2020, importantly, low cost transaction accounts continue to grow at a strong pace as well:

•	Demand and interest-bearing transaction accounts increased $804.1 million or 47.2% since March 31, 2020.
•	Savings and money market accounts have increased $287.0 million or 27.9% since March 31, 2020.
•	Time deposit accounts have decreased $105.2 million or 20.2% since March 31, 2020.

The Company’s deposit balances at March 31, 2021 have increased $180.9 million or 4.5% compared to December 31, 2020. Demand and interest-bearing transaction accounts increased by $131.0 million or 5.5%, savings and money market deposits increased 4.4% or $55.2 million while time deposit accounts decreased by $5.3 million or 1.3%. Deposit trends in the first half of the year can be impacted by the seasonal needs of our agricultural customers.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at March 31, 2021, December 31, 2020, or March 31, 2020. There were no Federal Funds purchased or advances from the FRB at March 31, 2021, December 31, 2020 or March 31, 2020.

As of March 31, 2021 the Company has additional borrowing capacity of $673.5 million with the Federal Home Loan Bank and $446.6 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Note 13 located in “Item 8. Financial Statements and Supplementary Data” of the Company’s 2020 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Capital”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 3.03% as of March 31, 2021, 3.08% at December 31, 2020 and 3.69% at March 31, 2020. The average rate paid for these securities for the first quarter of 2021 was 3.11% and 4.69% for the first quarter of 2020. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $426.0 million at March 31, 2021, $423.7 million at December 31, 2020, and $394.2million at March 31, 2020.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
Total Capital Ratio	$468,419	12.89%	$290,826	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$412,792	11.36%	$163,590	4.5%	N/A	N/A
Tier 1 Capital Ratio	$422,792	11.63%	$218,120	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$422,792	9.19%	$184,045	4.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
Total Capital Ratio	$464,238	12.77%	$290,733	8.0%	$363,416	10.0%
Common Equity Tier 1 Capital Ratio	$418,625	11.52%	$163,537	4.5%	$236,221	6.5%
Tier 1 Capital Ratio	$418,625	11.52%	$218,050	6.0%	$290,733	8.0%
Tier 1 Leverage Ratio	$418,625	9.11%	$183,816	4.0%	$229,770	5.0%

Loans originated under the SBA’s PPP are assigned a risk-weighting of 0% so they have no impact on the Company’s RBC ratios.  However, they are fully includable in the tier 1 leverage capital ratio calculation, which has resulted in a short-term reduction in that ratio (until the PPP loans are forgiven).  Had the Company not participated in the PPP program, the net result would have been a 46 basis point improvement to the March 31, 2021 tier 1 leverage capital ratio, increasing the ratio to 9.65%.

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

In 1998, the Board approved the Company’s first common stock repurchase program. This program has been extended and expanded several times since then, and most recently, on November 6, 2018, the Board of Directors approved an extension of the $20 million stock repurchase program over the three-year period ending December 31, 2021. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2020 Annual Report on Form 10-K for additional information.

There were no stock repurchases during the first quarter of 2021 or 2020. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

On November 23, 2020, the Board of Directors of Farmers & Merchants Bancorp approved, and all applicable regulators provided statements of non-objection regarding, the Company’s repurchase and retirement of up to $8.5 million of its outstanding common stock during the fourth quarter of 2020 and the first half of 2021. These repurchases will be done outside of the Company’s current repurchase plan.  All repurchases will be made at the then prevailing market prices. The Company did not repurchase shares during the first quarter of 2021. During the fourth quarter of 2020 the Company repurchased $2.8 million of shares from shareholders.

On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008, with Computershare as Rights Agent. The Rights Plan was set to expire on August 5, 2018. On November 19, 2015, the Board of Directors approved a seven-year extension of the term of the Rights Plan. Pursuant to an Amendment to the Rights Agreement dated February 18, 2016, the term of the Rights Plan was extended from August 5, 2018 to August 5, 2025. The extension of the term of the Rights Plan was intended as a means to continue to guard against abusive takeover tactics and was not in response to any particular proposal. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Company’s 2020 Annual Report on Form 10-K for further explanation.

The Company did not issue any new shares during the first quarter of 2021. During the first quarter of 2020, the Company issued 523 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. These shares were issued at a price of $770.00 per share based upon valuations completed during the quarter off issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

For a full discussion of the Company’s critical accounting policies and estimates see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Annual Report on Form 10-K.

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

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Commitments to Extend Credit	$1,103,851	$1,040,844	$939,064
Letters of Credit	19,613	18,846	20,047
Performance Guarantees Under Interest Rate Swap Contracts Entered
Into Between Our Borrowing Customers and Third Parties	2,029	2,786	3,640

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $315,000 at March 31, 2021, December 31, 2020 and March 31, 2020. We do not anticipate any material losses as a result of these transactions.

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

Credit risk in the investment portfolio and correspondent bank accounts are addressed through defined limits in the Company’s policy statements. In addition, certain securities carry insurance to enhance credit quality of the bond.

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

Part 1 - includes a detailed analysis of the loan & lease portfolio in two phases. The first phase is conducted in accordance with the “Receivables” topic of the FASB ASC 310. Individual loans & leases are reviewed to identify them for impairment. A loan or lease is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan or lease. Impairment is measured as either the expected future cash flows discounted at each loan’s or lease’s effective interest rate, the fair value of the loan’s or lease’s collateral if the loan or lease is collateral dependent, or an observable market price of the loan or lease, if one exists. Upon measuring the impairment, the Company will ensure an appropriate level of allowance is present or established.

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

The second phase is conducted by segmenting the loan & lease portfolio by risk rating and into groups of loans & leases with similar characteristics in accordance with the “Contingency” topic of the FASB ASC450. In this second phase, groups of loans & leases with similar characteristics are reviewed and the appropriate allowance factor is applied based on the historical average charge-off rate for each particular group of loans or leases.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at March 31, 2021 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At March 31, 2021, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a slight increase in net interest income of 0.15% if rates increase by 200 basis points and a decrease in net interest income of 0.15% if rates decline 100 basis points. Comparatively, at December 31, 2020, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of .03% if rates increase by 200 basis points and a decrease in net interest income of .02% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2020 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $118 million and repurchase lines of $112 million with major banks. As of March 31, 2021, the Company has additional borrowing capacity of $673.5 million with the FHLB and $446.6 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At March 31, 2021, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $732 million, which represents 15.31% of total assets, an increase of $149 million from December 31, 2020.

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

See “Item 1A. Risk Factors” in the Company’s 2020 Annual Report to Shareholders on Form 10-K. In management’s opinion, with the exception of the disclosure regarding COVID-19 (see “PART 1. – Item 2. - Management’s Discussion and Analysis - COVID-19 Disclosure”), there have been no material changes in risk factors since the filing of the 2020 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first quarter of 2021. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB”.

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit No.	Description

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: May 7, 2021	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	/s/ Stephen W. Haley

Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)